Form 10-Q
period 1997-09-30
PRIME GROUP REALTY TRUST
filed 1997-12-29
CIK 1042798

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997
                                         or
          (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number:  1-13589

                              PRIME GROUP REALTY TRUST
               (Exact name of registrant as specified in its charter)

          MARYLAND                                               36-4173047
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois                     60601
     (Address of principal executive offices)                         (Zip Code)

                                   (312) 917-1300
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  x
                                        ----    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At December 19, 1997, 12,980,000 of the Registrant's Common Shares of Beneficial
                           Interest were outstanding.

                              Prime Group Realty Trust
                                     Form 10-Q

                                       Index
                                       -----

Part I: Financial Information

Item 1.     Financial Statements

            Balance sheet of Prime Group Realty Trust as of
            September 30, 1997

            Notes to Balance Sheet of Prime Group Realty Trust

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Part II: Other Information

Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

Signatures

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

                              Prime Group Realty Trust
                                   Balance Sheet

                                 September 30, 1997
                        (in thousands, except share amounts)


ASSETS
Cash                                                   $  1
Deferred offering costs                               3,572
                                                   --------
Total assets                                       $  3,573
                                                   --------
                                                   --------

LIABILITIES AND SHAREHOLDER'S EQUITY
Due to affiliate                                   $  3,572
                                                   --------
Total liabilities                                     3,572
Shareholder's equity:
Common shares of beneficial interest, $0.01
   par value per share, 100 shares authorized,
   issued and outstanding                               -
Additional paid-in capital                                1
                                                   --------
Total shareholder's equity                                1
                                                   --------
Total liabilities and shareholder's equity         $  3,573
                                                   --------
                                                   --------

See notes to balance sheet.

                              Prime Group Realty Trust

                               Notes to Balance Sheet

1.  FORMATION OF THE COMPANY

   Prime Group Realty Trust (the "Company"), was formed in Maryland on July 21, 1997 to succeed and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI") consisting of a portfolio of eight office, fourteen industrial properties, a parking garage facility and the real estate ownership, acquisition, development, leasing and management businesses historically conducted by PGI. On November 17, 1997, the Company completed its initial public offering (the "Offering") of 12.38 million common shares of beneficial interest and the private placement of 2.0 million cumulative convertible preferred shares of beneficial interest (the "Private Placement"). The Company's assets will be owned and controlled by, and all of its operations will be conducted through, Prime Group Realty, L.P. (the "Operating Partnership") and other subsidiaries. The accompanying balance sheet should be read in conjunction with the Company's prospectus dated November 11, 1997 as filed with the Securities and Exchange Commission on November 13, 1997 (the "Prospectus").

2.  INCOME TAXES

   Commencing with the year ending December 31, 1997, it is the intent of the Company to qualify as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

3.  DEFERRED OFFERING COSTS

   In connection with the Offering, affiliates of the Company incurred legal, accounting and related costs which were reimbursed by the Company upon the consummation of the Offering. These costs were deducted from the gross proceeds of the Offering.

4.  USE OF ESTIMATES

   The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the balance sheet and accompanying notes. Actual results could differ from these estimates.

                              Prime Group Realty Trust

5.  UNAUDITED INTERIM FINANCIAL STATEMENT

   The balance sheet of the Company as of September 30, 1997 is unaudited. In the opinion of management, the balance sheet reflects all adjustments necessary for a fair presentation in accordance with generally accepted accounting principles.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("FAS 128") effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS 128 established standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings Per Share." FAS 128 replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Company will adopt the standard in the fourth quarter of 1997 and does not expect the adoption of FAS 128 to have a material impact on its earnings per share.

   In February 1997, the FASB issued Statement of Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("FAS 129") effective for financial statements for periods ending after December 15, 1997. FAS 129 requires additional disclosures regarding the Company's capital structure. The Company will adopt the standard in the fourth quarter of 1997 and does not expect the adoption of FAS 129 to have a material impact on the presentation of its capital structure.

7.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

  The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1996, (i) the Company had sold 12.38 million shares of its common shares of beneficial interest at $20.00 per share and contributed the net proceeds to the Operating Partnership, (ii) the Company had sold 2.0 million shares of its cumulative convertible preferred shares of beneficial interest at $20.00 per share and contributed the net proceeds to the Operating Partnership, (iii) PGI and other individuals (collectively, the "Contributors") had contributed certain of their respective properties and operations, as described in the Prospectus, (the "Contribution Properties") to the Operating Partnership, (iv) the Operating Partnership had issued 4.57 million units for $85.0 million to a partnership owned 60% by PGI and 40% by certain affiliates of Blackstone Real Estate Advisors, L.P., ("Primestone") (v) the Operating Partnership acquired various office and industrial properties (the "Acquisition Properties"), (vi) the Operating Partnership acquired Continental Office, Ltd. and Continental Offices, Ltd. Realty

                              Prime Group Realty Trust

7.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (CONTINUED)

("Continental Management Business"), construction/property management
companies,   from a third party, and (vii) the Operating Partnership repaid debt on certain of the Contribution Properties, as described in the Prospectus. The unaudited pro forma Condensed Consolidated Statements of Operations should be read in conjunction with unaudited Pro Forma condensed consolidated financial statements and all of the historical financial statements contained in the Prospectus. In management's opinion, all adjustments necessary to reflect the effects of the Offering and the Private Placement have been made.

   The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the Offering and the Private Placement had occurred at the dates indicated above, nor do they purport to represent the future results of operations of the Company.

7.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (CONTINUED)

                       Consolidated Statements of Operations
                       (in thousands, except per share data)
                                    (UNAUDITED)

                                           FOR THE  THREE
                                           MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                               1997              1997         1996
                                           -------------------------------------------
REVENUE:
Rental                                      $  14,622         $  42,648    $  38,522
Tenant reimbursements                           5,195            15,653       14,187
Other                                               5               373        1,709
                                           -------------------------------------------
Total revenue                                  19,822            58,674       54,418

EXPENSES:
Property operations                             3,012             8,728        8,649
Real estate taxes                               3,413            11,212       10,775
Depreciation and amortization                   4,244            13,059       12,638
Interest                                        2,437             7,146        6,940
Financing fees                                    294               934        1,038
General and administrative                      1,611             4,578        4,152
Provision for environmental remediation           -               3,205          -
                                           -------------------------------------------
Total expenses                                 15,011            48,862       44,192
                                           -------------------------------------------

INCOME FROM OPERATIONS BEFORE
  SHARE OF INCOME OF INVESTMENT
  SUBSIDIARIES, PREFERRED SHARE                 4,811             9,812       10,226
  DIVIDEND AND MINORITY INTEREST

SHARE OF INCOME OF INVESTMENT SUBSIDIARIES       (107)              115           86
                                           -------------------------------------------
INCOME BEFORE PREFERRED SHARE
  DIVIDEND AND MINORITY INTEREST                4,704             9,927       10,312

PREFERRED SHARE DIVIDENDS                        (700)           (2,100)      (2,100)
                                           -------------------------------------------
INCOME BEFORE MINORITY INTEREST                 4,004             7,827        8,212

MINORITY INTEREST                              (1,788)           (3,496)      (3,667)
                                           -------------------------------------------
NET INCOME                                   $  2,216          $  4,331     $  4,545
                                           -------------------------------------------
                                           -------------------------------------------
AVERAGE NUMBER OF COMMON SHARES
OF BENEFICIAL INTEREST OUTSTANDING             12,380            12,380       12,380
                                           -------------------------------------------
                                           -------------------------------------------
NET INCOME PER COMMON SHARE OF
BENEFICIAL INTEREST                         $    0.18          $   0.35     $   0.37
                                           -------------------------------------------
                                           -------------------------------------------

                              Prime Group Realty Trust

8.  SUBSEQUENT EVENTS

   On November 11, 1997, the Company's common shares of beneficial interest commenced trading on the New York Stock Exchange.

   On November 17, 1997, the Company completed the Offering and Private Placement transactions and contributed the net proceeds to the Operating Partnership.

   On December 15, 1997, the Company sold 600,000 common shares of beneficial interest pursuant to the underwriters' over allotment option and received net proceeds therefrom of approximately $11.25 million.

   On December 15, 1997, the Company acquired the first mortgage note encumbering the office property known as Continental Towers, which consists of three Class A, 12-story office towers that contain 916,000 square feet of rentable space (approximately 98% leased), located in Rolling Meadows, Illinois. The first mortgage note, which has a current face value of $163.0 million and an interest rate of 12.5% (6.5% pay rate and an additional 6.0% accrual rate), was purchased for $108.0 million from an institutional lender with borrowings from the Company's $235.0 million line of credit with various financial institutions ("Credit Facility"). An affiliate of the Company will assume management and leasing responsibility for the property pursuant to a 15-year management, redevelopment and leasing contract that provides the Company with operating control of the property.

   On December 16, 1997, the Company acquired the first mortgage note encumbering the office property known as 180 North LaSalle Street, which is a 39-story building that contains 729,000 square feet of rentable space, including 15,000 square feet of retail space, is currently approximately 83% leased and is located in Chicago, Illinois. The first mortgage note, which has a current face value of $63.0 million and an interest rate of 8.25%, was purchased from a third party for approximately $51.2 million in cash from the Credit Facility and $5.0 million in common units of the Operating Partnership. In addition, the Company purchased an option, exercisable until July 30, 2000, to buy the existing $85.0 million second mortgage on the property for 220,000 common units of the Operating Partnership (subject to certain adjustments) and has an option to purchase the equity ownership of the property beginning after February 15, 2004. The Company will also provide property management and leasing services for the property pursuant to a 10-year management and leasing contract.

                              Prime Group Realty Trust

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

OVERVIEW

The Company was formed to succeed to and expand the office and industrial real estate business of PGI.

Upon completion of the Offering and Private Placement, the Company, through its subsidiaries, owned 16 office properties , 44 industrial properties, one parking facility and one retail center and had one industrial property under construction (collectively, the "Properties") with approximately 2.4 million net rentable square feet of office space and 5.7 million net rentable square feet of industrial space. Subsequent to the Offering, the Company acquired two first mortgage notes encumbering two office properties (the "Mortgage Notes Receivable"). These properties contain approximately 1.7 million rentable square feet.

The Company currently plans to invest primarily in the acquisition, development and redevelopment of office and industrial properties located principally in the Chicago Metropolitan Area.

The Company intends to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under certain acquisition facilities, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

                              Prime Group Realty Trust

RESULTS OF OPERATIONS

COMPARISON OF THE PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Prior to November 17, 1997 (the Company's Offering date), the Company had no operations. Included in the Company's Pro Forma Condensed Consolidated Statements of Operations are the historical operations of the Prime Properties and the Contribution and Acquisition Properties, as defined in the Prospectus, adjusted for the effects of the Offering and Private Placement transactions.

The Company reported pro forma revenues of approximately $58.7 million, representing an increase of $4.3 million, or 7.9% from the $54.4 million from the same period in 1996. Of the total pro forma revenue reported by the Company for the nine months ended September 30, 1997, $37.2 million relates to the Prime Properties representing an increase of $3.4 million or 10.6% from the $33.8 million for the same period in 1996. The Prime Properties' rental revenue increased $3.5 million, or 16.1%, to $25.2 million in 1997 from $21.7 million in 1996. This increase is primarily due to higher net rent per leased square foot. The Prime Properties' other revenue decreased $1.3 million to $0.4 million in 1997 from $1.7 million in 1996. This relates to an Industrial Property which sold a parcel of land for a gain of $0.6 million in 1996. No similar sales occurred in 1997.

Total pro forma expenses increased $4.7 million, or 10.6%, to $48.9 million for the nine months ended September 30, 1997 compared to $44.2 million for the nine months ended September 30, 1996. In 1997, real estate tax expenses increased $0.4 million, or 4.1%, to $11.2 million from $10.8 million in 1996 primarily due to higher property assessments in 1997. Depreciation and amortization increased $0.5 million, or 4.0% to $13.1 million in 1997 from $12.6 million in 1996. This was primarily due to increased depreciation of tenant improvement costs reflecting higher occupancy levels. In 1997, general and administrative expenses increased $0.4 million, or 10.2%, to $4.6 million from $4.2 million in 1996 primarily due to the write-off of uncollected tenant receivables related to one tenant which has subsequently vacated its space, and the establishment of a general reserve for doubtful accounts. In 1997, certain industrial Properties recorded a provision for environmental remediation costs of $3.2 million, which represents the probable costs to be incurred for the clean-up of environmental contamination at the Properties. PGI has contractually agreed to indemnify the Company from any environmental liabilities it may incur and has pledged $1.0 million and approximately 485,000 partnership units in an operating partnership that can be converted to common shares of a publicly traded real estate investment trust to cover these costs.

                              Prime Group Realty Trust

Pro forma net income decreased $0.2 million, or 4.7%, to $4.3 million in 1997 compared to $4.5 million in 1996, primarily due to increase in rental revenues, offset by the provision for environmental remediation described above.

                              Prime Group Realty Trust

LIQUIDITY AND CAPITAL RESOURCES

On November 17, 1997, the Company completed its Offering of 12,380,000 common shares of beneficial interest, which provided the Company with net proceeds of $232.1 million and the Private Placement of 2,000,000 cumulative convertible preferred shares of beneficial interest, which provided the Company with net proceeds of $39.6 million. The Company used the net proceeds of the Offering and the Private Placement to acquire 12,380,000 common units and 2,000,000 preferred units of the Operating Partnership. Concurrent with the completion of the Offering and the Private Placement, Primestone purchased approximately 4.57 million common units of the Operating Partnership which provided net proceeds to the Operating Partnership of $85.0 million.

The Operating Partnership used the funds it received from the sale of these common and preferred units plus $83.5 million in proceeds from newly issued mortgage notes ("Mortgage Notes") as follows:
- $350.8 million (including prepayment fees) was used to repay certain mortgages and other indebtedness related to certain of the Properties and held by third-party lenders (the proceeds of the Mortgage Notes were used to repay certain mortgages);
- $41.4 million was used to acquire the Acquisition Properties from third parties and an additional $5.9 million was used for the acquisition of Continental Management Business;
- $28.7 million was paid to certain of the Contributors and in connection with their contribution of their Properties, as described in the Prospectus;
- $5.9 million was used to pay on behalf of PGI, or reimburse PGI for, costs and expenses incurred by PGI in connection with the Offering and Private Placement, including registration, NASD and NYSE listing fees of approximately $0.3 million, financial printing and engraving costs of approximately $1.0 million, legal, accounting, due diligence and related fees of approximately $3.9 million and certain acquisition costs (including earnest money deposits) of approximately $0.7 million relating to certain Contribution Properties;
- $1.2 million was used to pay transfer taxes related to the contribution of the Properties by the Contributors
- $1.7 million was used to acquire the ownership interests and subordinate debt interests in the property partnerships of the Prime Properties not held by PGI;
- $1.7 million was used to pay commitment fees relating to the Credit Facility and the Mortgage Notes; and
-   $2.9 million in excess proceeds will be used for working capital.

As previously described, the Company obtained the Credit Facility which bears interest at rates ranging from Libor plus 1.2% to Libor plus 1.75%, as defined, and matures November 17, 2000. Simultaneously with the Offering, the Company used approximately $75 million to provide credit enhancement for its tax-exempt bonds. Subject to compliance with applicable loan covenants, the remainder of the line may be used to fund acquisition and development activities. On December 15 and 16, 1997, the Company borrowed an additional $159.2 million on the Credit Facility to acquire the Mortgage Notes Receivable.

On December 15, 1995, the Company sold 600,000 common shares of beneficial interest pursuant to the underwriters' over allotment option and received net proceeds therefrom of approximately $11.25 million. These funds, together with the remaining net proceeds from the Offering and the Private Placement, undistributed funds generated by operations, borrowings under the Credit Facility and other debt financing, to the extent available, are expected to be used to fund acquisition and development activities and for working capital and other general corporate purposes.

                              Prime Group Realty Trust

                            PART II:  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:
         Exhibit
         Number:   Description
         -------   -----------
         *3.1      Original Declaration of Trust of Prime Group Realty Trust

         *3.2      Form of Original Bylaws of Prime Group Realty Trust

         27.1      Financial Data Schedule
    ___
    * Incorporated herein by reference to the Company's Registration Statement on Form S-11 (File No. 333-33547).

(b) Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRIME GROUP REALTY TRUST
                             Registrant

Date:  December 24, 1997     /s/ Richard S. Curto
       -----------------     -----------------------------
                             Richard S. Curto
                             President and
                             Chief Executive Officer


Date:  December 24, 1997     /s/ William M. Karnes
       -----------------     -----------------------------
                             William M. Karnes
                             Executive Vice President -
                             Chief Financial Officer