Form 10-K
period 1997-12-31
PRIME GROUP REALTY TRUST
filed 1998-03-31
CIK 1042798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                / /  TRANSITION REPORT PURSUANT TO SECTION 13(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

          (Address of principal executive offices, including zip code)

              Registrant's telephone number, including area code:

                                 (312) 917-1300

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------  ----------------------------------------------
    Common Shares of Beneficial Interest,                  New York Stock Exchange
           $.01 par value per share

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] / /

    The aggregate market value of the shares of common stock held by non-affiliates was approximately $266,090,000 million based on the closing price on the New York Stock Exchange for such shares on March 2, 1998.

    The number of the Registrant's shares of common stock outstanding was 12,980,000 as of March 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this report incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders, to be held in May 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

BACKGROUND AND FORMATION TRANSACTION

    Prime Group Realty Trust (the "Company"), a Maryland real estate investment trust, through its controlling interest in Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership"), is engaged in the management, leasing, acquisition, development, redevelopment, construction, marketing, financing and other activities relating to commercial office and industrial properties primarily located in the Chicago, Illinois metropolitan area (the "Chicago Metropolitan Area"). As of December 31, 1997 the Company's portfolio of properties included 19 office properties (the "Office Properties"), 45 industrial properties (the "Industrial Properties"), one parking facility and one retail center (collectively the "Properties") containing an aggregate of 9.9 million net rentable square feet.

    The Company was incorporated in Maryland in July 1997 and formed to succeed and expand the office and industrial real estate business of The Prime Group, Inc., an Illinois corporation ("PGI"). On November 17, 1997, the Company completed an initial public offering (the "Offering") of 12,380,000 common shares of beneficial interest (the "Common Shares") and a private placement (the "Private Placement") of 2,000,000 preferred shares of beneficial interest (the "Preferred Shares"). The offering price of the Common Shares and the Preferred Shares was $20.00 per share resulting in gross proceeds of $247.6 million and $40.0 million, respectively. In addition, a joint venture partnership owned by PGI, Blackstone, BRE/Primestone Investment L.L.C. and BRE/Primestone Management Investment L.L.C. purchased 4,569,893 common units of the Operating Partnership ("Common Units") resulting in gross proceeds of $85.0 million. On December 15, 1997, the underwriters of the Offering exercised an over allotment option and, accordingly, the Company issued an additional 600,000 Common Shares and received gross proceeds of $12.0 million. The aggregate proceeds to the Company of the Offering, the Private Placement and the exercise of the over-allotment option, net of underwriter's discount, advisory fee and offering costs aggregating $27.6 million, were approximately $272.0 million. The Company contributed the net proceeds of the Offering, the Private Placement and the exercise of the over-allotment option to the Operating Partnership.

    Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the Operating Partnership's limited partners, including certain partners of PGI, engaged in certain transactions (the "Formation Transactions") which, among other things, resulted in the contribution to and the acquisition by the Company and Operating Partnership of 63 of the 66 Properties.

    The Formation Transactions included the following:

    - PGI contributed to the Operating Partnership (i) its ownership interests in the property partnerships ("PGI Partnerships") that own certain of the Properties (the "Predecessor Properties"), (ii) its rights to purchase the subordinate mortgage encumbering the PGI Partnership that owns the 77 West Wacker Drive Building from certain third-party lenders and its rights to acquire certain third parties' ownership interests in the PGI Partnerships that own certain Predecessor Properties and (iii) substantially all of its assets and liabilities relating to its office and industrial development, leasing and management business. In exchange, PGI received 3,465,000 Common Units (with an aggregate value of $69.3 million, assuming the value of each Common Unit is equal to the initial offering price of a Common Share). As described below, PGI contributed 3,375,000 of such Common Units to a joint venture between PGI and certain affiliates of Blackstone Real Estate Advisors, L.P. and certain of its affiliates ("Blackstone"), BRE/Primestone Investment L.L.C., a Delaware limited liability company and BRE/Primestone Management Investment L.L.C., a Delaware limited liability company (the "Primestone Joint Venture"), resulting in the direct ownership by PGI of a 0.5% limited partnership interest in the Operating Partnership as of December 31,

      1997. In addition, Jeffrey A. Patterson, an executive of the Company, contributed his interest in the assets of the office and industrial division of PGI. In exchange, Mr. Patterson received 110,000 Common Units, representing approximately a 0.5% limited partnership interest in the Operating Partnership as of December 31, 1997.

    - Certain individuals (collectively, the "NAC Contributors") contributed six office and 14 industrial properties to the Operating Partnership. In exchange, the NAC Contributors received 927,100 common units of general partnership interest ("GP Common Units"), representing a 3.9% general partnership interest in the Operating Partnership as of December 31, 1997 (with an aggregate value of $18.5 million, assuming the value of each Common Unit is equal to the initial public offering price of a Common Share). In addition, the Operating Partnership paid the NAC Contributors approximately $14.8 million in cash.

    - Certain individuals (collectively, the "IBD Contributors") contributed to the Operating Partnership their ownership interests in one office property and six industrial properties in exchange for 922,317 Common Units representing a 3.9% limited partnership interest in the Operating Partnership as of December 31, 1997 (with an aggregate value of $18.4 million, assuming the value of each Common Unit is equal to the initial public offering price of a Common Share). In addition, the Operating Partnership paid the IBD Contributors approximately $0.9 million in cash, assumed approximately $6.4 million in debt and provided the IBD Contributors a note in the amount of $3.9 million (the properties contributed by the NAC Contributors and IBD Contributors are collectively the "Contribution Properties).

    - PGI, Blackstone, BRE/Primestone Investment L.L.C. and BRE/Primestone Management Investment L.L.C. formed the Primestone Joint Venture to invest in Common Units. To capitalize the Primestone Joint Venture, PGI contributed to the Primestone Joint Venture 3,375,000 of the Common Units it received in exchange for its contributions to the Operating Partnership. In addition, Primestone Joint Venture purchased 4,569,893 Common Units from the Operating Partnership at a price per Common Unit equal to the per share initial public offering price of the Common Shares, net of an amount equal to the underwriting discounts and commissions applicable to the Common Shares, simultaneously with the other Formation Transactions. As a result, the Primestone Joint Venture owns 7,944,893 Common Units, representing a 34.2% limited partnership interest in the Operating Partnership as of December 31, 1997.

    - The Operating Partnership borrowed $83.5 million under three separate mortgage loans secured by certain of the Contribution Properties (the "New Mortgage Notes") and assumed $10.4 million in mortgage notes.

    - The Operating Partnership repaid third-party lenders approximately $359.9 million (including prepayment fees) of obligations of the entities that own the Properties (the "Property Partnerships") or indebtedness encumbering the Properties.

    - The Operating Partnership obtained a line of credit (the "Credit Facility") used to fund future acquisitions and to replace the outstanding letters of credit which secure the payment of principal and interest on $74.5 million of tax-exempt bond financing (the "Tax-Exempt Bonds").

    - The Operating Partnership paid approximately $40.0 million to acquire four office properties and one industrial property (collectively, the "Acquisition Properties") and approximately $5.2 million to acquire the assets and business of Continental Offices, Ltd. and Continental Offices, Ltd. Realty (collectively, the "Continental Management Business") from third parties. The purchase price for the Acquisition Properties and the Continental Management Business was in each case negotiated in arm's-length transactions with third parties based on a multiple of the net operating income of each of the Acquisition Properties and the Continental Management Business, respectively.

    - The Operating Partnership paid approximately $1.8 million in cash to third parties for the balance of the ownership interests and subordinate debt interests relating to certain of the Predecessor Properties.

    - The Operating Partnership paid approximately $1.7 million in fees to obtain the Credit Facility and the New Mortgage Notes.

    - The Operating Partnership contributed the Continental Management Business, the health club facility located in the 77 West Wacker Drive Building and the office and industrial development, leasing and property management business to a newly formed company, Prime Group Realty Services, Inc. (the "Services Company") in exchange for (i) 100% of the non-voting participating preferred stock of the Services Company (the "Services Company Preferred Stock") and (ii) a promissory note issued by the Services Company with an initial principal balance of $4.8 million, bearing interest at 11% per annum (the "Note"). Messrs. Reschke and Curto contributed an aggregate of $50,000 for 100% of the Services Company's voting common stock. The Operating Partnership is expected to receive approximately 95.0% of the economic benefits of the operations of the Services Company by virtue of payments on the Note and distributions in respect of its ownership of the Services Company Preferred Stock.

    Upon completion of the Offering and the consummation of the Formation Transactions, the Company owned 63 properties, which consisted of 16 office properties, 45 industrial properties, one parking facility and one retail center containing an aggregate of 8.1 net rentable square feet. Between the closing of the Offering and December 31, 1997, the Company acquired one additional property and the first mortgage notes of two additional properties. See "Recent Developments".

    The Company currently is involved in only one industry segment, the ownership, management and development of real estate. Therefore, all of the financial statements contained herein relate to this industry segment. See "Financial Statements and Supplementary Data".

TAX STATUS

    The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its stockholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. Since the Offering the Company believes that it has complied with the tax regulations to maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property.

BUSINESS AND GROWTH STRATEGIES

    The Properties owned by the Company as of December 31, 1997 contain approximately 9.9 million rentable square feet. The Company currently intends to invest primarily in the acquisition, development and redevelopment of commercial real estate properties located in the (i) Chicago Central Business District ("Chicago CBD") office market, (ii) suburban Chicago office market, (iii) Chicago Metropolitan Area warehouse/distribution market and (iv) Chicago Metropolitan Area overhead crane/manufacturing market. The Company's primary business objective is to achieve sustainable long-term growth in cash flow per share and to enhance the value of its portfolio through the implementation of effective operating, acquisition, development and financing strategies. The Company believes that opportunities exist to increase cash flow per share by:

    - contractual rent increases in existing leases;

    - leasing all or a portion of the existing vacant space in the Properties;

    - acquiring office and industrial properties (or entities that own or control such properties) at or below replacement cost and at positive spreads to its cost of capital;

    - increasing rental and occupancy rates and decreasing tenant concessions as vacancy rates in the Company's submarkets generally continue to decline;

    - developing office and industrial properties for the benefit of the Company where such development will result in a favorable risk-adjusted return on investment;

    - expanding its property management, leasing and corporate advisory services business; and

    - using, when available, long-term, tax-exempt bonds (which typically have lower interest costs) to finance the acquisition and renovation of existing industrial facilities and the development of new industrial facilities.

    The Company believes that a number of factors will enable it to achieve its business objectives, including: (a) the opportunity to lease available space at attractive rental rates because of increasing demand and, with respect to the Office Properties, the present limited level of new construction in the Chicago Metropolitan Area; (b) the presence of distressed sellers and inadvertent owners (through foreclosure or otherwise) of office and industrial properties in the Company's submarkets, as well as the Company's ability to acquire properties with Common Units (thereby deferring the seller's taxable gain), all of which create enhanced acquisition opportunities; and (c) the quality and location of the Properties.

    Management believes that the Company is well-positioned to take advantage of these opportunities because of its extensive experience in its markets, its seasoned management team, its significant land holdings and option rights and its ability to develop, redevelop, lease and efficiently manage office and industrial properties. In addition, the Company believes that public ownership and its capital structure will provide the Company with enhanced access to the public debt and equity capital markets and new opportunities for growth.

    OPERATING STRATEGY. The Company will focus on enhancing its cash flow per share by: (a) maximizing cash flow from its Properties through contractual rent increases, pro-active leasing programs and effective property management; (b) managing operating expenses through the use of in-house management, leasing, marketing, financing, accounting, legal, construction, management and data processing functions; (c) maintaining and developing long-term relationships with a diverse tenant group; (d) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals; and (e) continuing to emphasize value-added capital improvements to enhance the Properties' competitive advantages in their submarkets.

    ACQUISITION STRATEGY. The Company will seek to increase its cash flow per share by acquiring additional office and industrial properties at prices below replacement cost, including properties that: (a) may provide attractive initial yields and significant potential for growth in cash flow from property operations; (b) are well-located, high quality and competitive in their respective submarkets; (c) are located in the Company's existing submarkets and/or in other strategic submarkets where the demand for office and industrial space exceeds available supply; or (d) have been undermanaged or are otherwise capable of improved performance through intensive management, marketing and leasing.

    The Company plans to concentrate its acquisition activities in the Chicago Metropolitan Area and, to a lesser extent, in other midwestern markets. The Company believes that attractive opportunities exist to acquire office and industrial properties in these markets at prices below replacement cost. Each acquisition opportunity will be reviewed to evaluate whether it meets one or more of the following criteria: (a) potential for higher occupancy levels and/or rents as well as for lower tenant turnover and/or operating expenses; (b) ability to generate returns in excess of the Company's weighted average cost of capital, taking into account the estimated costs associated with renovation and tenant turnover (I.E., tenant improvements and leasing commissions); and (c) a purchase price at or below estimated replacement cost.

    The Company believes it has certain competitive advantages that enhance its ability to identify and complete acquisitions on a timely and efficient basis, including: (a) management's significant local market experience with, and knowledge of, properties, submarkets and potential tenants; (b) management's long-standing relationships with commercial real estate brokers and institutional and other owners of commercial real estate in the Chicago Metropolitan Area; (c) the Company's fully-integrated real estate operations, which allow it to quickly evaluate and respond to acquisition opportunities; (d) the Company's ability to access relatively low-cost financing through the capital markets; and (e) management's reputation as an experienced purchaser of office and industrial properties with the ability to execute transactions in an efficient and timely manner. The Company also believes it could add a number of office and industrial properties to its portfolio without the need for a significant increase in general and administrative expenses, due to the Company's expertise and depth of management and the efficiencies created by its centralized management structure.

    The Company believes that many of the owners of commercial real estate properties located in the Chicago Metropolitan Area have a low tax basis in their properties and have the corresponding potential for the recognition of substantial taxable gains as a result of the disposition of such properties. Management believes that the Company's capital structure and ability to acquire properties in exchange for Common Units, and thereby defer a seller's potential taxable gain, will enhance the ability of the Company to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market which lack the Company's access to capital and ability to acquire property with Common Units.

    DEVELOPMENT STRATEGY. As opportunities arise and where market conditions support a favorable risk-adjusted return on investment, the Company intends to pursue opportunities for growth through the development of new office and industrial properties. The Company believes that the strength and experience of its management in the development of office and industrial properties will provide it with a competitive advantage in evaluating and pursuing opportunities to develop additional properties. During the next few years, the Company expects that most of its development activities will be focused on suburban office and industrial properties in the Chicago Metropolitan Area.

    Based on ongoing marketing activities and discussions with prospective tenants, the Company expects that over the next several years there will be significant demand from several large tenants that are unable to find large blocks of contiguous Class A office space in downtown Chicago which may lead to significant office development opportunities. The Company believes that its significant land holdings and land option rights will provide it with a distinct advantage in competing for future development opportunities. The Company owns approximately 83.4 acres and has rights to acquire approximately 157.2 acres of developable land, which management believes could be developed with approximately 1.2 million square feet of additional office space in the Chicago CBD and approximately 4.4 million square feet of additional industrial space primarily in the Chicago Metropolitan Area. The Company's option rights include an option to acquire a development site containing approximately 58,000 square feet known as 300 N. LaSalle in downtown Chicago which, to the extent the Company is able to obtain significant preleasing commitments for such a project, the Company believes it could develop as an office or mixed-use project containing up to approximately 1.2 million net rentable square feet.

    The Services Company's corporate advisory activities with third parties are expected to give the Company further access to future development opportunities. The Services Company also will continue to undertake build-to-suit projects for third parties.

    FINANCING STRATEGY. The Company's financing strategy and objectives are determined by the Company's Board of Trustees. The Company presently intends to operate with a ratio of debt-to-total market capitalization (defined as the total debt of the Company as a percentage of the sum of the market value of issued and outstanding shares, including the Common Units exchangeable for Common Shares, plus total debt) in the range of 25.0% to 50.0%. The Company also intends to operate in a manner that will facilitate its ability to secure an investment grade rating on future unsecured debt. However, such objectives may be altered without the consent of the Company's shareholders, and the Company's organizational documents do not limit the amount or type of indebtedness that the Company may incur.

    The Company intends to use one or more sources of capital for future acquisitions and development activities. These capital sources may include undistributed cash flow, borrowings under certain acquisition facilities, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities and other bank and/or institutional borrowings.

RECENT DEVELOPMENTS

    During the period November 17, 1997 through December 31, 1997, the Company increased its office portfolio from 16 to 19 properties by acquiring one suburban Milwaukee, Wisconsin property and the first mortgage notes of one Chicago CBD property and one suburban Chicago property encompassing in total approximately 1.8 million square feet for an aggregate purchase price of approximately $172.2 million consisting of $167.2 million in cash and Common Units with an aggregate value of $5.1 million (representing a 1.1% limited partnership interest in the Operating Partnership as of December 31, 1997). In addition, 801 Technology Way was completed and included in the Company's industrial portfolio.

    Set forth below is a brief description of the property acquired by the Company during the period November 17, 1997 through December 31, 1997:

    2675 N. MAYFAIR. 2675 N. Mayfair is an office building located in Wauwatosa, Wisconsin. It contains approximately 102,660 net rentable square feet of office space. As of December 31, 1997, the property was 96.0% leased to 14 tenants.

    The Company also acquired the first mortgage notes encumbering the following properties during the period November 17, 1997 through December 31, 1997:

    CONTINENTAL TOWERS. Continental Towers consists of three 12-story office towers in Rolling Meadows, Illinois that contain approximately 916,000 net rentable square feet of office space. As of December 31, 1997, the property was 99.1% leased to 71 tenants. The operations of Continental Towers have been consolidated with those of the company for financial statement purposes.

    180 N. LASALLE STREET. 180 N. LaSalle Street is a 39-story office building in the Chicago CBD that contains approximately 729,000 net rentable square feet of office space. As of December 31, 1997, the property was 81.4% leased to 95 tenants. The operations of 180 N. LaSalle have been reflected as a note receivable for financial statement purposes.

    On March 25, 1998, the Company issued and sold 2,579,994 Common Shares in a private placement to institutional investors. The net proceeds to the Company from the private placement were approximately $49.25 million, and are expected to be used for additional property acquisitions. The Company has granted certain registration rights to the institutional investors with respect to the Common Shares purchased by them in the private placement.

    In addition, 801 Technology Way was available for occupancy and included in the Company's industrial portfolio at December 31, 1997.

COMPETITION

    The Company competes with other owners and developers that may have greater resources and more experience than the Company. Additionally, the number of competitive properties in any particular market or submarket in which the Properties are located could have a material adverse effect on both the

Company's ability to lease space at the Properties or any newly-acquired property and on the rents charged at the Properties. The Company believes that the Credit Facility and the Company's access as a public company to the capital markets to raise funds during periods when conventional sources of financing may be unavailable or prohibitively expensive provide the Company with substantial competitive advantages. Further, the Company believes that its capital structure and ability to acquire properties in exchange for Common Units, and thereby defer a seller's potential taxable gain, enhance the Company's ability to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market which lack the Company's access to capital and ability to acquire property with Common Units. See "Business and Growth Strategies--Acquisition Strategy". The Company believes that the number of real estate developers has decreased as a result of the recessionary market conditions and tight credit markets during the early 1990s as well as the reluctance on the part of more conventional financing sources to fund development and acquisition projects. In addition, the Company believes that it is one of a limited number of publicly-traded real estate companies primarily focusing on the office and industrial market in the Chicago Metropolitan Area.

GOVERNMENT REGULATION

    ENVIRONMENTAL MATTERS. All of the Properties were subject to Phase I or similar environmental assessments by independent environmental consultants in connection with the formation of the Company. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

    The Company is aware of environmental contamination at certain of the older Industrial Properties: the Chicago Enterprise Center (the "CEC"), the East Chicago Enterprise Center (the "ECEC") and the Hammond Enterprise Center (the "HEC"), which are already in remediation programs sponsored by the appropriate state environmental agencies. PGI has contractually agreed to retain liability, and indemnify the Company, for environmental remediation with regard to these Industrial Properties, which environmental consultants have estimated will cost, in the aggregate, up to $3.2 million. Based on such estimates, certain of the Property Partnerships have recorded provisions for environmental remediation costs totaling $3.2 million.

    The Company also is aware of contamination at 455 Academy Drive, one of the Contribution Properties. The current tenant of the Property, National Service Industries, has provided the Company with an indemnity for all of the costs of environmental remediation regarding the Property caused by National Service Industries either knowingly or unknowingly. The Company also is aware of contamination at 1301 E. Tower Road, one of the properties contributed by the NAC Contributors. The Property has been submitted into a remediation program sponsored by the Illinois Environmental Protection Agency. The Company's environmental consultants estimate that the remedial action will cost approximately $200,000.

    The Company believes that the other Properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its other Properties. None of the Company's environmental assessments of the Properties has revealed any environmental liability that, after giving effect to the contractual indemnities described above, the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. Nonetheless, it is possible that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company's budgets for such items, the Company's ability to make expected distributions to shareholders could be adversely affected.

    COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. Although the Company believes that the Properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect on the Company, if required changes involve a greater amount of expenditures than the Company currently anticipates, the Company's ability to make expected distributions could be adversely affected.

    OTHER REGULATIONS. The Properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's funds from operations and expected distributions.

INSURANCE

    Management believes that the Properties are covered by adequate comprehensive liability, rental loss, and all-risk insurance, provided by reputable companies, with commercially reasonable deductibles, limits and policy specifications customarily carried for similar properties. There are, however, certain types of losses which may be either uninsurable or not economically insurable, such as losses due to floods, riots or acts of war. Should an uninsured loss occur, the Company could lose both its invested capital in, and anticipated profits from, the property.

EMPLOYEES

    As of December 31, 1997, the Company had 226 full-time employees.

ITEM 2. PROPERTIES

GENERAL

    The Company (through the Operating Partnership) owns 19 Office Properties encompassing an aggregate of approximately 4.1 million net rentable square feet, 45 Industrial Properties encompassing an aggregate of approximately 5.8 million net rentable square feet, one parking facility with 398 parking spaces and one retail center. The Properties are owned in fee simple by the respective Property Partnerships, except for Continental Towers and 180 N. LaSalle. The Company owns the first mortgage notes of these two properties. Fourteen of the 19 Office Properties and 38 of the 45 Industrial Properties are located in the Chicago Metropolitan Area. In the Chicago Metropolitan Area, the most notable Office Property is the 77 West Wacker Drive Building, a premier 50-story landmark office tower in downtown Chicago, which contains approximately 944,600 net rentable square feet. The building has won numerous awards, including, in 1993, the Sun-Times Real Estate Development of the Year and the Best New Building Award from Friends of Downtown. Three Office Properties are located in Knoxville, Tennessee, one Office

Property is located in downtown Nashville, Tennessee, one Office Property is located in the Milwaukee, Wisconsin metropolitan area, six Industrial Properties are located in the Columbus, Ohio metropolitan area, the parking facility is located in Knoxville, Tennessee and the retail center is located in a suburb of Chicago. As of December 31, 1997, the Office Properties were approximately 91.9% leased to more than 390 tenants, and the Industrial Properties were approximately 87.5% leased to more than 65 tenants.

    Management has developed or redeveloped, leased and managed 38 of the 45 Industrial Properties (79.5%, in terms of net rentable square feet) and 13 of the 19 Office Properties (69.3%, in terms of net rentable square feet). In the course of such development and redevelopment, the Company has acquired experience across a broad range of development and redevelopment projects. For example, the Company has developed both Office Properties, such as the 77 West Wacker Drive Building, and Industrial Properties, such as the Contribution Properties. The Company also has redeveloped both Office Properties, such as 201 4th Avenue in Nashville, and Industrial Properties, such as the CEC, the ECEC and the HEC, in the Chicago Metropolitan Area. The Company believes that all of its Properties are well maintained and, based on recent engineering reports, do not require significant capital improvements.

    In addition to its interests in the Office Properties and Industrial Properties, the Company owns approximately 83.4 acres and has the rights to acquire an additional 157.2 acres of developable land including rights to acquire one development site located in the Chicago CBD containing approximately 58,000 square feet. Management believes that approximately 1.2 million square feet of additional office space in the Chicago CBD and approximately 4.4 million square feet of additional industrial space, primarily in the Chicago Metropolitan Area can be developed on this land. The Company also has an option to acquire one additional industrial property, 901 Technology Way, in the Libertyville Business Park, in Libertyville, Illinois, from certain of the IBD Contributors and a 15-year right of first offer to develop all or any portion of 360 acres of undeveloped office and industrial land in the Huntley Business Park, in Huntley, Illinois, currently owned and controlled by an affiliate of PGI, subject to a participation interest in such property held by a third-party lender.

    The Office Properties are leased to tenants either on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or on a full service basis, with the landlord responsible for the payment of taxes, insurance and operating expenses up to the amount incurred during the tenant's first year of occupancy ("Base Year") or a negotiated amount approximating the tenant's pro rata share of real estate taxes, insurance and operating expenses ("Expense Stop"). The tenant pays its pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for the Industrial Properties are written on a net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and operating expenses.

PROPERTIES

    The following table sets forth certain information relating to each of the Properties as of December 31, 1997, unless indicated otherwise. Through the Operating Partnership, the Company owns a 100% interest in all of the Office Properties and the Industrial Properties, except for Continental Towers and 180
N. LaSalle. The Company owns the first mortgage notes on these properties.

                                                                                              NET       PERCENTAGE
                                                                          YEAR BUILT/      RENTABLE    LEASED AS OF
                  PROPERTY                           LOCATION              RENOVATED      SQUARE FEET   12/31/97(%)
--------------------------------------------  -----------------------  -----------------  -----------  -------------
OFFICE PROPERTIES (OWNED):
  77 West Wacker Drive......................              Chicago, IL               1992     944,556          96.0
  1990 Algonquin Road/2000-2060 Algonquin
    Road (Salt Creek Office Center)(1)......           Schaumburg, IL          1979/1986     125,922          92.0
  1699 E. Woodfield Road (Citibank Office
    Plaza)..................................           Schaumburg, IL               1979     105,400          99.3
  555 Huehl Road............................           Northbrook, IL               1987      74,000         100.0
  201 4th Avenue N..........................            Nashville, TN          1968/1985     250,566          91.0
  620 Market Street.........................            Knoxville, TN               1988      93,711          91.4
  625 Gay Street............................            Knoxville, TN               1988      91,426          90.0
  4823 Old Kingston Pike....................            Knoxville, TN               1988      34,638         100.0
  2675 N. Mayfair...........................            Wauwatosa, WI               1979     102,660          96.0
  941-961 Weigel Drive......................             Elmhurst, IL          1989/1994     123,077         100.0
  4100 Madison Street.......................             Hillside, IL               1978      24,536          58.2
  350 N. Mannheim Road......................             Hillside, IL          1977/1987       4,850        --
  1600-1700 167th Street....................         Calumet City, IL               1981      65,394          59.5
  4343 Commerce Court.......................                Lisle, IL               1989     170,708          90.0
  1301 E. Tower Road........................           Schaumburg, IL               1992      50,400         100.0
  280 Shuman Blvd...........................           Naperville, IL               1979      65,001          97.0
  2205-2255 Enterprise Drive................          Westchester, IL               1987     129,574          97.0
OFFICE PROPERTIES (FOR WHICH THE COMPANY
  OWNS A MORTGAGE NOTE):
  Continental Towers (2)....................      Rolling Meadows, IL          1977/1981     916,000          99.1
  180 N. LaSalle (3)........................              Chicago, IL          1982/1998     729,000          81.4
                                                                                          -----------        -----
  Office Properties Subtotal................                                               4,101,419          91.9
                                                                                          -----------        -----
INDUSTRIAL PROPERTIES:
WAREHOUSE/DISTRIBUTION FACILITIES:
  425 E. Algonquin Road.....................    Arlington Heights, IL               1978     304,506         100.0
  1001 Technology Way.......................         Libertyville, IL               1996     212,831         100.0
  3818 Grandville/1200 Northwestern.........               Gurnee, IL          1961/1990     345,232         100.0
  306-310 Era Drive.........................           Northbrook, IL               1984      36,495         100.0
  2160 McGaw Road...........................                Obetz, OH               1974     310,100         100.0
  4849 Groveport Road.......................                Obetz, OH               1968     132,100         100.0

                                                                                              NET       PERCENTAGE
                                                                          YEAR BUILT/      RENTABLE    LEASED AS OF
                  PROPERTY                           LOCATION              RENOVATED      SQUARE FEET   12/31/97(%)
--------------------------------------------  -----------------------  -----------------  -----------  -------------
  2400 McGaw Road...........................                Obetz, OH               1972      86,400         100.0
  5160 Blazer Memorial Parkway (4)..........               Dublin, OH               1983      85,962          66.8
  600 London Road...........................             Delaware, OH               1981      52,441         100.0
  1401 S. Jefferson.........................              Chicago, IL          1965/1985      17,265         100.0
  1051 N. Kirk Road.........................              Batavia, IL               1990     120,004         100.0
  4211 Madison Street.......................             Hillside, IL          1977/1992      90,344         100.0
  200 E. Fullerton Avenue...................         Carol Stream, IL          1968/1995      66,254         100.0
  350 Randy Road............................         Carol Stream, IL               1974      25,200          87.5
  4248, 4250 and 4300 Madison Street........             Hillside, IL               1980     127,129         100.0
  370 Carol Lane............................             Elmhurst, IL          1977/1994      60,290         100.0
  388 Carol Lane............................             Elmhurst, IL               1979      40,920          88.4
  342-346 Carol Lane........................             Elmhurst, IL               1989      67,935         100.0
  343 Carol Lane............................             Elmhurst, IL               1989      30,084         100.0
  4160-4190 Madison Street..................             Hillside, IL          1974/1992      79,532         100.0
  11039 Gage Avenue.........................        Franklin Park, IL          1965/1993      21,935         100.0
  11045 Gage Avenue.........................        Franklin Park, IL          1970/1992     136,600         100.0
  550 Kehoe Blvd............................         Carol Stream, IL               1997      44,575         100.0
  475 Superior Avenue.......................              Munster, IN               1989     450,000         100.0
  801 Technology Way........................         Libertyville, IL               1997      68,824          63.4
OVERHEAD CRANE/MANUFACTURING FACILITIES:
  1301 Ridgeview Drive......................              McHenry, IL               1995     217,600         100.0
  515 Huehl Road/500 Lindberg...............           Northbrook, IL               1988     201,244         100.0
  455 Academy Drive.........................           Northbrook, IL               1976     105,444         100.0
  4411 Marketing Place......................            Groveport, OH               1984      65,804         100.0
Chicago Enterprise Center...................              Chicago, IL     1916/1991-1996
  13535-A S. Torrence Avenue................                                                 384,806          37.9
  13535-B S. Torrence Avenue................                                                 239,752         100.0
  13535-C S. Torrence Avenue................                                                  99,333         100.0
  13535-D S. Torrence Avenue................                                                  77,325         100.0
  13535-E S. Torrence Avenue................                                                  57,453          15.3
  13535-F S. Torrence Avenue................                                                  44,800         100.0
  13535-G S. Torrence Avenue................                                                  54,743        --
  13535-H S. Torrence Avenue................                                                  73,612          56.3
East Chicago Enterprise Center..............         East Chicago, IN     1917/1991-1997
  Building 2 (4407 Railroad Avenue).........                                                 169,435        --
  Building 3 (4407 Railroad Avenue).........                                                 291,550         100.0
  Building 4 (4407 Railroad Avenue).........                                                  87,483          98.1
  4440 Railroad Avenue (5)..................                                                  40,000         100.0
  4635 Railroad Avenue......................                                                  14,070        --
Hammond Enterprise Center...................              Hammond, IN          1920-1952
  4507 Columbia Avenue......................                                                 256,595          98.8
  4527 Columbia Avenue (6)..................                                                  16,701          62.8
  4531 Columbia Avenue......................                                                 250,266          74.1
Industrial Properties Subtotal..............                                               5,760,974          87.9
                                                                                          -----------        -----
Portfolio Total.............................                                               9,862,393          89.6
                                                                                          -----------        -----
                                                                                          -----------        -----
OTHER PROPERTIES:
  398 Unit Parking Facility.................            Knoxville, TN               1981
  371-385 N. Gary Avenue (7)................         Carol Stream, IL               1978      11,276

------------------------

(1) This property complex is comprised of 1990 Algonquin Road (a two-story office building) and 2000-2060 Algonquin Road (seven single-story office buildings), but is treated as one Office Property.

(2) The Company holds a mortgage note receivable on the property and has consolidated the underlying property operations.

(3) The Company holds a mortgage note receivable on the property. The operating results of this property have not been consolidated with the operating results of the Company.

(4) This property is a mixed use Industrial/Office Property that has been classified as an Industrial Property.

(5) This property is an office building adjacent to the East Chicago Enterprise Center.

(6) This property is an office building within the Hammond Enterprise Center.

(7) This is a retail center.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    No matters were submitted to a vote of stockholders during the period from November 17, 1997 (inception) through December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Common Shares began trading on the New York Stock Exchange ("NYSE") on November 17, 1997, under the symbol "PGE". On March 2, 1998, the reported closing sale price on the NYSE was $20 1/2, and there were approximately 4,100 holders of record of Common Shares. The following table sets forth the high and low closing sales prices per Common Share reported on the NYSE and the distribution paid by the Company during the period from November 17, 1997 through December 31, 1997.

                                                                                    HIGH        LOW     DISTRIBUTION
                                                                                  ---------  ---------  -----------
December 31, 1997 (from November 17, 1997)......................................    20 5/16     19 1/2   $.16644(1)

------------------------

(1) The Company paid a distribution of $.16644 per share of Common Stock on January 23, 1998, to stockholders of record on December 31, 1997. That distribution was for the period from November 17, 1997 through December 31, 1997 and is equivalent to a quarterly distribution of $.3375 and an annual distribution of $1.35.

    Concurrently with the completion of the Offering and consummation to the Formation Transactions, the Operating Partnership issued 9,994,310 Common Units to PGI, the Primestone Joint Venture, the IBD Contributors, the NAC Contributors and certain members of management of the Company. In addition, the Operating Partnership issued 256,572 Common Units as partial consideration in the acquisition of the first mortgage note of 180 N. LaSalle, which was purchased by the Company subsequent to the Offering. Holders of the Common Units may redeem part or all of the Common Units for Common Shares on a one-for-one basis, or at the option of the Company, cash equal to the fair market value of a Common Share at the time of exchange. This exchange right may not be exercised prior to the first anniversary of the consummation of the Offering.

    Additionally with the completion of the Offering and consummation of the Formation Transactions, the Company issued 2,000,000 cumulative convertible preferred shares of beneficial interest, $0.01 par value per share (the "Convertible Preferred Shares") in a private placement to Security Capital Preferred Growth Incorporated. Holders of the Convertible Preferred Shares may convert them to Common Shares on September 17, 1998 or the earlier occurrence of certain events.

    The issuance of Common Units and the Convertible Preferred Shares pursuant to the Formation Transactions constitutes private placements of securities which are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets for the selected consolidated/combined financial data for the Company and the Predecessor Properties (in thousands except per share amounts) and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.

                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   ------------------------------------------------------------------------
                                                     COMPANY -
                                                   CONSOLIDATED
                                                    HISTORICAL           PREDECESSOR PROPERTIES--COMBINED HISTORICAL
                                                   -------------  ---------------------------------------------------------
                                                    PERIOD FROM    PERIOD FROM
                                                   NOVEMBER 17,    JANUARY 1,
                                                   1997 THROUGH   1997 THROUGH            YEAR ENDED DECEMBER 31,
                                                   DECEMBER 31,   NOVEMBER 16,   ------------------------------------------
                                                       1997           1997         1996       1995       1994       1993
                                                   -------------  -------------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
  REVENUE:
    Rental.......................................    $   7,293      $  27,947    $  30,538  $  33,251  $  30,352  $  28,177
    Tenant reimbursements........................        2,041         12,490       14,225     14,382     12,451     10,750
    Insurance settlement.........................       --             --           --          7,257     --         --
    Other........................................          496          1,515        3,397      2,715      3,170      1,527
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Total revenue................................        9,830         41,952       48,160     57,605     45,973     40,454
                                                        ------    -------------  ---------  ---------  ---------  ---------
EXPENSES:
    Property operations..........................        2,213          8,622        9,767      9,479      8,852      8,452
    Real estate taxes............................        1,765          8,575        9,383      9,445      9,057      7,167
    Depreciation and amortization................        2,478         11,241       12,409     12,646     11,624     11,739
    Interest.....................................        1,680         24,613       26,422     27,671     25,985     22,827
    Interest--affiliate..........................       --              9,804       10,795      8,563      7,402      6,335
    Property and asset management fee--
      affiliate..................................       --              1,348        1,561      1,496      1,388      1,106
    Financing fees...............................       --              1,180        1,232     --         --         --
    General and administrative...................          267          2,414        4,927      4,508      3,727      3,657
    Provision for environmental remediation
      costs......................................       --              3,205       --         --         --         --
    Write-off of deferred tenant costs...........       --             --            3,081     13,373     --         --
                                                        ------    -------------  ---------  ---------  ---------  ---------
Total expenses...................................        8,403         71,002       79,577     87,181     68,035     61,283
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Income (loss) before minority interest and
      extraordinary item.........................        1,427        (29,050)     (31,417)   (29,576)   (22,062)   (20,829)
    Minority interest............................         (635)           666          894      3,281      5,393     10,531
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Net income (loss) before extraordinary item..          792        (28,384)     (30,523)   (26,295)   (16,669)   (10,298)
    Extraordinary (loss) gain on early
      extinguishment of debt, net of minority
      interests' share in the amount of $1,127...       --             65,990       --         --         --         --
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Net income (loss)............................          792      $  37,606    $ (30,523) $ (26,295) $ (16,669) $ (10,298)
                                                                  -------------  ---------  ---------  ---------  ---------
                                                                  -------------  ---------  ---------  ---------  ---------
    Net income allocated to preferred
      shareholders...............................          345
                                                        ------
    Net income available to common
      shareholders...............................    $     447
                                                        ------
                                                        ------
    NET INCOME AVAILABLE PER WEIGHTED AVERAGE
      COMMON SHARE OF BENEFICIAL INTEREST-- BASIC
      AND DILUTED (1)............................    $    0.04
                                                        ------
                                                        ------

                                                                            (IN THOUSANDS)
                                                       --------------------------------------------------------
                                                        COMPANY -         PREDECESSOR PROPERTIES--COMBINED
                                                       CONSOLIDATED                  HISTORICAL
                                                        HISTORICAL                  DECEMBER 31,
                                                       DECEMBER 31,  ------------------------------------------
                                                           1997        1996       1995       1994       1993
                                                       ------------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Real estate assets, before accumulated
    depreciation.....................................   $  589,279   $ 291,757  $ 289,558  $ 285,687  $ 281,316
  Total assets.......................................      741,468     325,230    343,641    356,421    357,158
  Mortgages notes and bonds payable..................      328,044     421,983    405,562    388,309    361,832
  Total liabilities..................................      370,192     447,927    434,993    421,257    397,539
  Minority interest..................................      147,207      (6,905)    (6,047)       886    (11,527)
  Shareholders' equity (partners' deficit)...........      224,069    (115,792)   (85,305)   (65,722)   (28,854)

                                                                                (IN THOUSANDS)
                                                       -----------------------------------------------------------------
                                                        COMPANY -
                                                       CONSOLIDATED
                                                        HISTORICAL       PREDECESSOR PROPERTIES--COMBINED HISTORICAL
                                                       ------------  ---------------------------------------------------
                                                       PERIOD FROM   PERIOD FROM
                                                       NOVEMBER 17,   JANUARY 1,
                                                       1997 THROUGH  1997 THROUGH         YEAR ENDED DECEMBER 31,
                                                       DECEMBER 31,  NOVEMBER 16,  -------------------------------------
                                                           1997          1997         1996         1995         1994
                                                       ------------  ------------  -----------  -----------  -----------
OTHER DATA:
Funds from Operations(2).............................   $    3,964    $  (14,461)  $   (17,367) $   (12,733) $   (12,930)
Cash flows provided by (used in):
  Operating activities...............................        6,658        (5,700)       (3,165)      (1,259)     (13,875)
  Investing activities...............................     (353,816)       (2,467)        1,126       (9,176)      (6,495)
  Financing activities...............................      335,390         6,331         5,733       10,873       15,422
Office Properties:
  Square footage.....................................    4,101,419     2,353,759     1,414,897    1,414,897    1,414,897
  Occupancy (%)......................................         91.9          88.0          92.5         95.8         93.7
Industrial Properties:
  Square footage.....................................    5,760,974     5,696,355     2,462,430    2,551,624    2,547,388
  Occupancy (%)......................................         87.9          87.9          73.5         72.9         62.3

------------------------

(1) Net income available per weighted-average common share of beneficial interest--basic and diluted equals net income divided by the 12,593,000 Common Shares. See Note 9 to the Company's consolidated financial statements for further information.

(2) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), Funds from Operations represents net income (loss) before minority interest of holders of Common Units (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to Funds from Operations were as follows: in all periods, depreciation and amortization, for the period from January 1, 1997 through November 16, 1997, provision for environmental remediation cost, for the years ended December 31, 1996, 1995, 1994, gains on the sale of real estate, for the years ended December 31, 1996 and 1995, write-off of deferred tenant costs, for the year ended December 31, 1995, excess proceeds from insurance claims, and for the year ended December 31, 1994, lease termination fees. Management considers Funds from Operations an appropriate measure of performance of an office and/or industrial REIT because industry analysts have accepted it as such. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that the Company expects to report rental revenues on a cash basis, rather than a straight-line GAAP basis, which the Company believes will result in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating Funds from Operations used by certain other office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the historical consolidated financial statements of the Company and the combined financial statements of the Predecessor Properties and related notes thereto included elsewhere in this Form 10-K.

    PGI, through the PGI Partnerships which own the Predecessor Properties, engaged in the ownership, management, operation, and leasing of commercial office and industrial properties located in the Chicago Metropolitan Area. On November 17, 1997, following completion of the Offering and the consummation of the Formation Transactions, the Company owned 63 properties (including the Predecessor Properties, the Contribution Properties and the Acquisition Properties) and succeeded to the office and industrial real estate business of PGI and certain of its affiliates.

    The Company owns all of its interests in the Properties through its investment in the Operating Partnership. At December 31, 1997 the Company's portfolio of real estate properties included 19 office properties and 45 industrial properties containing an aggregate of approximately 9.9 million net rentable square feet.

    During the period from November 17, 1997 to December 31, 1997, the Company acquired one office property and the first mortgage notes of two properties, encompassing approximately 1.8 million square feet.

    Income is derived primarily from rental revenue (including tenant reimbursements) from owned properties supplemented by interest income on mortgage notes owned. The Company expects that revenue growth over the next several years will come from a combination of additional acquisitions and revenue generated through increased rental and occupancy rates in the current portfolio.

CAUTIONARY STATEMENTS

    The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the industrial and office industry in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties.

RESULTS OF OPERATIONS

    The following analysis provides a comparison of the property operations for the years ended December 31, 1997 and 1996. The period from January 1, 1997 through November 16, 1997 records the activity of the Predecessor Properties and the period from November 17, 1997 through December 31, 1997 records the activity of the Company.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Total revenue increased $3.6 million, or 7.5%, to $51.8 million for the year ended December 31, 1997 compared to $48.2 million for the year ended December 31, 1996 primarily due to the addition of the activity of the Acquisition and Contribution Properties. Rental revenue increased $4.7 million, or 15.4%, to $35.2 million in 1997 from $30.5 million in 1996. In 1997, rental revenue from the Office Properties increased $3.2 million, or 13.0%, to $27.9 million from $24.7 million in 1996. In 1997, rental revenue from the Industrial Properties increased $1.5 million, or 25.9%, to $7.3 million from $5.8 million in 1996. Tenant reimbursements increased $0.3 million, or 2.1%, to $14.5 million in 1997 from $14.2 million in 1996. Tenant reimbursements from the Office Properties remained consistent at $12.1 million for both 1997 and 1996. During 1996 Keck, Mahin & Cate ("Keck") paid no tenant reimbursements until a final restructuring agreement was reached in late 1996. During 1997, Keck paid $0.6 million of tenant reimbursements. Tenant reimbursements from the Industrial Properties increased $0.3 million, or 14.3%, to $2.4 million in 1997 from $2.1 million in 1996. Other nonrecurring items recorded in 1996 resulted in a net decrease of $1.4 million, or 41.2%, in all other revenue to $2.0 million in 1997 from $3.4 million in 1996. Included in the historical financials of the Company , related to the period from November 17, 1997 to December 31, 1997 are rental revenues of $3.5 million, tenant reimbursements of $0.8 million and $0.4 million of other revenue related to the contribution and Acquisition Properties.

    Total expenses decreased $0.2 million, or 0.3%, to $79.4 million for the year ended December 31, 1997 compared to $79.6 million for the year ended December 31, 1996. Property operating expenses increased $1.0 million, or 11.2%, to $10.8 million in 1997 from $9.8 million in 1996. In 1997, property operating expenses from the Office Properties increased $1.6 million, or 19.5%, to $9.8 million for the year ended December 31, 1997 compared to $8.2 million for the year ended December 31, 1996. The property operating expenses from the Industrial Properties decreased $0.6 million, or 37.5%, to $1.0 million for the year ended December 31, 1997 compared to $1.6 million for the year ended December 31, 1996. In 1997, real estate tax expenses increased $1.0 million, or 10.6%, to $10.4 million from $9.4 million in 1996 primarily due to higher property assessments in 1997. In 1997, total interest expense decreased $1.1 million, or 3.0%, to $36.1 million from $37.2 million in 1996 primarily due to the paydown of the 77 West Wacker Mortgage note agreement. In 1997, general and administrative expenses decreased $2.2 million, or 44.5%, to $2.7 million from $4.9 million in 1996 primarily due to the nonrecurring expenses recorded in the last six months of 1996. In 1997, the Industrial Properties recorded a provision for environmental remediation costs of $3.2 million, which represents the probable costs to be incurred for the clean-up of environmental contamination at the properties. PGI has contractually agreed to indemnify the Company from any environmental liabilities the PGI Partnerships may have incurred and has pledged $1.0 million and approximately 485,000 partnership units in an operating partnership that can be converted to common shares of a publicly traded real estate investment trust to cover these costs. Other expenses decreased $2.1 million on a net basis in 1997 from $18.3 million in 1996 compared to $16.2 million in 1997 primarily due to the write-off of deferred tenant costs in 1996. Included in the historical financials of the Company, related to the period from November 17, 1997 to December 31, 1997, are property operating expenses of $0.6 million, real estate tax expense of $0.6 million, interest expense of $1.3 million and general and administrative expense of $0.7 million related to the Contribution Properties and Acquisition Properties.

    In 1997, net income allocated to minority interest increased $2.0 million, or 222.2%, to $1.1 from ($0.9 million) in 1996, primarily due to an extraordinary gain resulting from early extinguishment of debt.

    In 1997, net income of $38.4 million was reported compared to a loss of $30.5 million in 1996, primarily due to the changes described above and the extraordinary gain on early extinguishment of debt of $65,990, net of minority interest, recorded in 1997.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total revenue decreased $9.4 million, or 16.3%, to $48.2 million for the year ended December 31, 1996 as compared to $57.6 million for the year ended December 31, 1995. This decrease was primarily due to the realization of a $7.3 million gain in 1995 from a non-recurring insurance settlement payment to the Company relating to fire damage to one of the Industrial Properties. Total rental revenue decreased $2.8 million, or 8.4%, to $30.5 million in 1996 from $33.3 million in 1995. In 1996, rental revenue from Office Properties decreased $3.8 million, or 13.3%, to $24.7 million from $28.5 million in 1995 primarily due to the restructuring of Keck's lease. The restructuring resulted in a decrease in the average percentage of office space leased from 94.7% in 1995 to 94.1% in 1996 leased and a decrease in net rent per leased square foot from $21.40 in 1995 to 18.74 in 1996. In 1996, rental revenue from Industrial Properties increased $1.0 million, or 20.8%, to $5.8 million from $4.8 million in 1995 primarily due to increased average percentage leased (73.2% in 1996 and 67.6% in 1995) and net rent per leased square foot ($3.18 in 1996 and $2.77 in
1995). Tenant reimbursements decreased $0.2 million, or 1.4%, to $14.2 million in 1996 from $14.4 million in 1995. In 1996, tenant reimbursements from Office Properties decreased $0.4 million, or 3.2%, to $12.1 million from $12.5 million in 1995 primarily due to the restructuring of Keck's lease. In 1996, tenant reimbursements from Industrial Properties increased $0.3 million, or 16.6%, to $2.1 million from $1.8 million in 1995 primarily due to the increased occupancy described above. In 1995, one of the Industrial Properties received a final insurance settlement of $7.3 million related to a fire that destroyed the Property. No such proceeds were received in 1996. Other revenue increased to $2.2 million in 1996 from $1.6 million in 1995 primarily due to a $0.6 million increase in interest income. All other revenue amounts remained comparable between 1996 and 1995.

    Total expenses decreased $7.6 million, or 8.7%, to $79.6 million for the year ended December 31, 1996 compared to $87.2 million for the year ended December 31, 1995. This decrease was primarily due to the fact that in 1995 the Company booked a $13.3 million write-off of deferred tenant costs as part of the restructuring of the Keck lease and only $3.1 million of such write-offs for Keck was booked in 1996. Property operating expenses increased $0.3 million, to $9.8 million in 1996 from $9.5 million in 1995. Property operating expenses from Office Properties remained constant at $8.2 million in both 1996 and 1995. Although there was a decline in Office Properties' occupancy in 1996, property operations were at such a level that a decline in occupancy had a minimal effect on the overall property operations. In 1996, property operating expenses from Industrial Properties decreased $0.1 million, or 7.6%, to $1.2 million. In 1996, depreciation and amortization expense decreased $0.2 million, or 1.6%, to $12.4 million primarily due to the restructuring of Keck's lease. This decrease was offset by an increase in occupancy and additional tenant improvements at the Industrial Properties. In 1996, total interest expense increased $1.0 million, or 2.8%, to $37.2 million primarily due to a $16.4 million increase in outstanding debt during May 1996. Financing fees increased $1.2 million in 1996 due to a letter of credit facility obtained in 1996 on behalf of the Industrial Properties. In 1996, general and administrative expenses increased $0.4 million, or 8.9%, to $4.9 million primarily due to a $0.5 million allowance for uncollectible tenant receivables due from the restructured lease with Keck recorded in 1996. All other expenses remained comparable between 1996 and 1995.

    In 1996, loss allocated to minority interest decreased $2.4 million, or 74.4%, to $0.9 million from $3.3 million in 1995 primarily due to a reduction of the minority interest's ownership in the Prime Properties during 1995.

    Net loss increased $4.2 million to $30.5 million in 1996 compared to a net loss of $26.3 million in 1995, primarily due to the changes described above.

LIQUIDITY AND CAPITAL RESOURCES

    CREDIT FACILITY. The Company has a Credit Facility of $235.0 million from BankBoston, N.A. and Prudential Securities Credit Corporation ("PSCC"), which is secured by first mortgages on certain properties owned by the Operating Partnership. Subject to compliance by the Company with the applicable loan covenants, the Credit Facility may be used to provide funds for acquisitions and development activities and to provide the replacement letters of credit for the $74.5 million of Tax-Exempt Bonds.

    MORTGAGE NOTES. The Company borrowed $83.5 million aggregate principal amount from PSCC under the Mortgage Notes at the date of the Offering. PSCC agreed to provide the Mortgage Notes financing for a 90-day term, convertible at the option of the Company into a seven-year term, subject to certain conditions. The Mortgage Notes consist of two separate notes secured, respectively, by first mortgages on all of the IBD Properties and all of the NAC Properties, together in each case, with certain of the Acquisition Properties. Interest on the Mortgage Notes accrues at a rate equal to seven-year U.S. Treasury Notes, plus 1.27%. Prior to the expiration of the Mortgage Notes, the Company expects to refinance the Mortgage Notes with a seven to ten year loan. On March 23, 1998, the Company refinanced the notes on the IBD Properties with a loan of $29.4 million which matures on March 23, 2008 to refinance one of the notes. Interest on this loan accrues at a rate of 6.85% and is payable monthly. The Company expects to refinance the second note during April 1998.

    ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES.

    The Company expects to meet its short-term liquidity requirements through net cash provided by operations. The Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. Over the past three years, the Company's recurring tenant improvements and leasing commissions for the Predecessor Properties averaged $7.13 per square foot of leased office space and $0.49 per square foot of leased industrial space per year. The Company's estimated annual cost of recurring tenant improvements and leasing commissions is approximately $7.2 million based upon average annual square feet for leases expiring during the years ending December 31, 1997 through December 31, 2000. The Company's cost of general capital improvements to the Properties averages approximately $0.8 million annually based upon an estimate of $0.08 per square foot.

    The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including the Credit Facility) and the issuance of additional equity securities. The terms of the Credit Facility and the Preferred Shares impose restrictions on the Company's ability to incur indebtedness and issue additional preferred shares.

HISTORICAL CASH FLOWS

    Historically, the Predecessor Properties' principal sources of funding for operations and capital expenditures were from debt financings. PGI incurred net losses before extraordinary items in each of the last five years. However, after adding back depreciation and amortization, the Predecessor Properties have generated positive net operating cash flows for each of the last four years.

    The Company and the Predecessor Properties had combined net cash provided by operating activities of $1.0 million for the year ended December 31, 1997 and the Predecessor Properties had net cash used in operating activities of $3.2 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively. The $4.2 million increase in net cash provided by operating activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to a $68.9 million increase in net income, a $1.3 million decrease in tenant receivables from straight-lining rent, a $0.6 million decrease in gain on sale of real estate, a $1.3 million increase in depreciation and amortization expense, a $0.9 million decrease in loss allocated to minority interest, a $7.7 million increase in accrued real estate taxes and a $9.3 million increase in accounts payable and accrued expenses, offset by a $0.2 million decrease in interest added to principal, a $3.1 million decrease in the write-off of deferred tenant costs, a $66.0 million increase in extraordinary item, a $2.9 million increase in tenant receivables, a $0.8 million increase in deferred costs, a $10.1 million increase in other assets, a $1.6 million decrease in accrued interest and a $1.1 million increase in other liabilities. The $1.9 million increase in net cash used in operating activities for the year ended December 31, 1996 from the year ended December 31, 1995 is primarily due to a $12.1 million increase in loss before minority interest (exclusive of the write-off of deferred tenant costs in 1995 and 1996), offset by a $8.1 million decrease in the adjustment related to the straight-lining of rent and a $1.6 million increase in interest added to principal on mortgage note payable-affiliate.

    The Company and the Predecessor Properties had combined net cash used in investing activities of ($356.3 million) for the year ended December 31, 1997 and the Predecessor Properties had net cash provided by (used in) investing activities of $1.1 million and ($9.2 million) for the years ended December 31, 1996 and 1995, respectively. The $357.4 million increase in net cash used in investing activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to a $1.8 million decrease in proceeds from the sale of real estate, a $298.8 million increase in real estate expenditures, a $51.2 million purchase of a mortgage note receivable, a $5.2 million increase in amounts due from affiliates and a $0.4 million cash contribution to the Services Company. The $10.3 million increase in net cash provided by investing activities for the year ended December 31, 1996 from the year ended December 31, 1995 was primarily due to an $8.1 million net repayment of advances to affiliates, a $1.2 million increase in proceeds from sale of real estate and a $10.0 million decrease in real estate expenditures.

    The Company and the Predecessor Properties had combined net cash provided by financing activities of $361.7 million for the year ended December 31,1997 and the Predecessor Properties had net cash provided by financing activities of $5.7 million and $10.9 million for the years ended December 31, 1996 and 1995, respectively. The $356.0 million increase in net cash provided by financing activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to $272.0 million in net proceeds from the Offering, Private Placement and overallotment, $85.0 million from the sale of Operating Partnership units, a $242.4 million increase in proceeds from mortgage notes payable, and a $44.3 million increase in contributions from partners, offset by a $235.7 increase in the repayment of mortgage notes payable, a $46.1 million increase in the repayment of mortgage notes payable affiliates, the payment of $5.0 million of deferred financing costs and debt termination fees and a $0.5 million decrease in due to affiliates. The $5.2 million decrease in net cash provided by financing activities from the year ended December 31, 1996 from the year ended December 31, 1995 was primarily due to a $5.4 million decrease in proceeds from mortgage notes payable, offset by a $0.2 million decrease in distributions to partners.

FUNDS FROM OPERATIONS

    Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited Combined Financial Statements and selected financial data included elsewhere in this Form 10-K. The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that the Company expects to report rental revenues on a cash basis, rather than a straight-line GAAP basis, which the Company believes will result in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other certain office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. As a result of the Company's reporting rental revenues on a cash basis, contractual rent increases will cause reported Funds from Operations to increase. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

IMPACT OF YEAR 2000

    In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer flaw is expected to affect virtually all companies and organizations . The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

INFLATION

    The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held in May 1998 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained in the section captioned "Election of Trustees" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained in the sections captioned "Compensation of Executives" and "Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained in the section captioned "Principal Security Holders of the Company" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1 and 2) Financial Statements and Schedules

Prime Group Realty Trust and Predecessor Properties:

Report of Independent Auditors....................................................         F-1
Consolidated Balance Sheet of the Company as of December 31, 1997 and Combined
  Balance Sheet of the Predecessor Properties as of December 31, 1996.............         F-2
Consolidated Statement of Operations of the Company for the period from November
  17, 1997 to December 31, 1997 and Combined Statements of Operations of the
  Predecessor Properties for the period from January 1, 1997 to November 16, 1997
  and for the years ended December 31, 1996 and 1995..............................         F-3
Consolidated Statement of Changes in Shareholders' Equity for the period from
  November 17, 1997 to December 31, 1997..........................................         F-4
Combined Statement of Changes in Predecessors' Deficit for the period from January
  1, 1997 to November 16, 1997 and for the years ended December 31, 1996 and
  1995............................................................................         F-5
Consolidated Statements of Cash Flows of the Company for the period from November
  17, 1997 to December 31, 1997 and the Combined Statements of Cash Flows of the
  Predecessor Properties for the period from January 1, 1997 to November 16, 1997
  and for the years ended December 31, 1996 and 1995..............................         F-6
Notes to Consolidated and Combined Financial Statements...........................         F-9

    All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

    (3) Exhibits

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Articles of Amendment and Restatement of Declaration of Trust of Prime
       Group Realty Trust
  3.2  Amended and Restated Bylaws of Prime Group Realty Trust
  3.3  Amended and Restated Agreement of Limited Partnership of Prime Group
       Realty, L.P.
 10.1  Form of Indemnification Agreement between Prime Group Realty Trust and each of its trustees
 10.2  Right of First Offer Agreement by and between Prime Group Realty, L.P. and
       The Prime Group, Inc.
 10.3  Share Incentive Plan
 10.4  Employment Agreement by and between the Company and Michael W. Reschke
 10.5  Employment Agreement by and between the Company and Richard S. Curto
 10.6  Employment Agreement by and between the Company and W. Michael Karnes
 10.7  Employment Agreement by and between the Company and Robert J. Rudnik
 10.8  Employment Agreement by and between the Company and Jeffrey A. Patterson
 10.9  Employment Agreement by and between the Company and Kevork M. Derderian
 10.10 Employment Agreement by and between the Company and Edward S. Hadesman

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.11 Contribution Agreement dated as of October 20, 1997 by and among the Prime
       Group, Inc., Prime Group Realty, L.P., Prime Group Realty Trust, Narco
       River Business Center, Narco Tower Road Associates, Olympian Office
       Center, Tri-State Industrial Park Joint Venture, Carol Stream Industrial
       Park Joint Venture, Narco Enterprises, Inc., The Nardi Group Ltd., Narco
       Construction Inc., Nardi & Co., Nardi Asset Management, Inc. and Nardi
       Architectural, Inc. as filed as an exhibit to Registration Statement on
       Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.12 Option to Purchase Partnership Interests dated as of June 17, 1994 by and between KILICO Realty Corporation, and The Prime Group, Inc., as amended by that certain First Amendment to Option Purchase Partnership Interests
       dated as of January 21, 1997 by and between KILICO Realty Corporation and
       The Prime Group, Inc.; as further amended by that certain Second Amendment to Option to Purchase Partnership Interests dated as if July 15, 1997 by and between KILICO Realty Corporation and The Prime Group, Inc as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and
       incorporated herein by reference.
 10.13 Option Agreement Regarding 300 N. LaSalle by and between Prime Group
       Realty, L.P. and 300 N. LaSalle, L.L.C.
 10.14 Registration Rights Agreement among Prime Group Realty Trust, Prime Group
       Realty, L.P., Prime Group Limited Partnership, Primestone Investment
       Partners L.P. and the other investors named herein
 10.15 Contribution Agreement dated as of July 8, 1997 by and among LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated June 15, 1982 and known as Trust No. 10-40113-09, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated September 7, 1994 and known as Trust No. 11-9051, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated March 30, 1984 and known as Trust No. 11-107825, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1358, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1357, LaSalle
       National Trust N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1357, LaSalle
       National Trust N.A., not personally, but solely as Trustee under Trust
       Agreement dated January 17,1974 and known as Trust No. 286-34, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated October 15, 1995 and known as Trust No. 11-9869, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated December 1, 1987 and known as Trust No. 11-2868, 310 ERA
       Limited Partnership, MacArthur Drive Properties, CLE Limited Partnership,
       500 Lindberg Limited Partnership, 515 Huehl Limited Partnership, 555 Huehl
       Limited Partnership, Sky Harbor Associates, 1001 Technology Way, LLC, The
       Grandville Road Limited Partnership, Industrial Building and Development
       Company and The Prime Group, Inc.; as amended by the First Amendment to the Contribution Agreement dated as of August 12, 1997, by and between The
       Prime Group, Inc., an Illinois corporation, and LaSalle National Trust,
       NA, t/u/t 10-40113-09 dated June 15, 1982; LaSalle National Trust, NA,
       t/u/t 11-9051 dated September 7, 1994; LaSalle National Trust, NA, t/u/t
       11-107825 dated March 30, 1984; LaSalle National Trust, NA, t/u/t 11-1358
       dated August 1, 1986; LaSalle National Trust, NA, t/u/t 11-1357 dated
       August 1, 1986; LaSalle National Trust, NA, t/u/t 286-34 dated January 17,
       1974; LaSalle National Trust, NA, t/u/t 11-9869 dated October 15, 1995;
       LaSalle National Trust, NA, t/u/t 11-2868 dated December 1, 1987 as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and
       incorporated herein by reference.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.16 [Reserved]
 10.17 Formation Agreement by and among Prime Group Realty Trust, Prime Group
       Realty, L.P., Prime Group Realty Services, Inc., The Prime Group, Inc.,
       Prime Group Limited Partnership and Jeffrey A. Patterson
 10.18 Asset Purchase Agreement by and among Continental Offices, Ltd.,
       Continental Offices Ltd. Realty and Prime Group Realty, L.P. as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and
       incorporated herein by reference.
 10.19 Non-Compete Agreement by and among Prime Group Realty Trust, The Prime
       Group, Inc. and Michael W. Reschke
 10.20 Option Agreement dated as of August 4, 1997 by and between Lumbermens
       Mutual Casualty Company and The Prime Group, Inc. as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.21 Amended and Restated Agreement dated as of July 15, 1997 by and among
       Kemper Investors Life Insurance Company, Federal Kemper Life Assurance
       Company, KILICO Realty Corporatio, FKLA Realty Corporation, KR 77 Fitness
       Center, Inc., 77 West Wacker Limited Partnership, K/77 Investors Limited
       Partnership, The Prime Group, Inc., Prime Group Limited Partnership and
       Prime 77 Fitness Center, Inc. as filed as an exhibit to Registration
       Statement on Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.22 Agreement dated as of July 18, 1997 by and among The Prime Group, Inc.,
       KILICO Realty Corporation, KFC Portfolio Corp. and Kemper Investors Life
       Insurance Company as filed as an exhibit to Registration Statement on Form
       S-11 (No. 333-33547) and incorporated herein by reference.
 10.23 Series A Convertible Preferred Securities Agreement by and between
       Security Capital Preferred Growth Incorporated and Prime Group Realty
       Trust
 10.24 Tax Indemnification Agreement by and between Prime Group Realty Trust and the IBD Contributors
 10.25 Tax Indemnification Agreement by and between Prime Group Realty Trust and one of its general partners
 10.26 Credit Facility between Prime Group Realty Trust, BankBoston, N.A. and
       Prudential Securities Credit Corporation
 10.27 Underwriting Agreement between Prime Group Realty Trust and Prudential
       Securities Incorporated, Friedman, Billings, Ramsey & Co., Inc., Smith
       Barney Inc. and Morgan Keegan & Company, Inc., as representatives of the other underwriters
 10.28 Registration Rights Agreement between Prime Group Realty Trust and certain holders of Common Units of Prime Group Realty, L.P.
 10.29 Environmental Remediation and Indemnification Agreement between Prime
       Group Realty, L.P. and The Prime Group, Inc.
 10.30 Registration Rights Agreement between Prime Group Realty Trust and
       Security Capital Preferred Growth Incorporated
 12.1  Statements re: computation of ratios
 19.1  Form of Common Share Certificate
 19.2  Form of Convertible Preferred Share certificate
 22.1  List of subsidiaries

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 27.1  Financial Data Schedule

------------------------

(b) Reports on Form 8-K

    On December 30, 1997, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. On January 14, 1998, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. The Company filed the required financial statements and information under cover of Form 8-K/A on February 27, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                PRIME GROUP REALTY TRUST

DATED: MARCH 31, 1998           By:             /s/ RICHARD S. CURTO
                                     -----------------------------------------
                                                  Richard S. Curto
                                                PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

Dated: March 31, 1998           By:            /s/ WILLIAM M. KARNES
                                     -----------------------------------------
                                                 William M. Karnes
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ MICHAEL W. RESCHKE      Chairman of the Board and
------------------------------    Trustee                      March 31, 1998
      Michael W. Reschke

     /s/ RICHARD S. CURTO       President, Chief Executive
------------------------------    Officer and Trustee          March 31, 1998
       Richard S. Curto

     /s/ KATHRYN A. DEANE       Vice President and
------------------------------    Controller                   March 31, 1998
       Kathryn A. Deane

     /s/ STEPHEN J. NARDI       Trustee
------------------------------                                 March 31, 1998
       Stephen J. Nardi

    /s/ JAMES R. THOMPSON       Trustee
------------------------------                                 March 31, 1998
      James R. Thompson

    /s/ JACQUE M. DUCHARME      Trustee
------------------------------                                 March 31, 1998
      Jacque M. Ducharme

 /s/ CHRISTOPHER J. NASSETTA    Trustee
------------------------------                                 March 31, 1998
   Christopher J. Nassetta

     /s/ THOMAS J. SAYLAK       Trustee
------------------------------                                 March 31, 1998
       Thomas J. Saylak

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees
Prime Group Realty Trust

    We have audited the accompanying consolidated balance sheet of Prime Group Realty Trust (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from November 17, 1997 (date of formation) through December 31, 1997. We have also audited the accompanying combined balance sheet of Predecessor Properties (the Predecessor to the Company) as of December 31, 1996, and the related combined statements of operations, changes in predecessors' deficit, and cash flows for the period from January 1, 1997 through November 16, 1997, and for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 1997, and the consolidated results of its operations and its cash flows for the period from November 17, 1997 through December 31, 1997, and the combined financial position of Predecessor Properties at December 31, 1996 and the combined results of its operations and its cash flows for the period from January 1, 1997 through November 16, 1997, and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 27, 1998

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

                 CONSOLIDATED BALANCE SHEET OF THE COMPANY AND
                   COMBINED BALANCE SHEET OF THE PREDECESSOR

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                       PRIME GROUP    PREDECESSOR
                                                                                       REALTY TRUST    PROPERTIES
                                                                                            AT             AT
                                                                                       DECEMBER 31    DECEMBER 31
                                                                                           1997           1996
                                                                                      --------------  ------------
ASSETS
Real estate at cost:
  Land..............................................................................   $     92,440    $   23,530
  Building and improvements.........................................................        496,839       268,227
                                                                                      --------------  ------------
                                                                                            589,279       291,757
Accumulated depreciation............................................................         (2,338)      (44,411)
                                                                                      --------------  ------------
                                                                                            586,941       247,346
Mortgage note receivable............................................................         56,263            --
Cash and cash equivalents...........................................................         11,969         5,573
Tenant receivables..................................................................         41,648        41,384
Deferred costs -- Net...............................................................         28,472        26,883
Due from affiliates.................................................................          5,258         2,894
Other...............................................................................         10,917         1,150
                                                                                      --------------  ------------
Total assets........................................................................   $    741,468    $  325,230
                                                                                      --------------  ------------
                                                                                      --------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable..............................................................   $    249,610    $  235,886
Mortgage notes payable -- Affiliates................................................          3,984        99,647
Bonds payable.......................................................................         74,450        74,450
Bonds payable -- Affiliates.........................................................             --        12,000
Accrued interest payable............................................................          1,245         2,538
Accrued real estate taxes...........................................................         17,915         9,944
Accounts payable and accrued expenses...............................................         13,903         4,213
Liabilities for leases assumed......................................................          5,758         7,157
Dividends declared..................................................................          2,505            --
Due to affiliates...................................................................             --           708
Other...............................................................................            822         1,384
                                                                                      --------------  ------------
Total liabilities...................................................................        370,192       447,927
Minority interest...................................................................        147,207        (6,905)
Predecessors' net deficit...........................................................             --      (115,792)
Shareholders' equity:
  Preferred shares, $.01 par value; 30,000,000 shares
    authorized, 2,000,000 cumulative convertible preferred shares
    issued and outstanding..........................................................             20            --
  Common Shares, $.01 par value; 100,000,000 shares
    authorized, 12,980,000 shares issued and outstanding............................            130            --
  Additional paid-in capital........................................................        225,632            --
  Distributions in excess of earnings...............................................         (1,713)           --
                                                                                      --------------  ------------
Total shareholders' equity..........................................................        224,069            --
                                                                                      --------------  ------------
Total liabilities and shareholders' equity..........................................   $    741,468    $  325,230
                                                                                      --------------  ------------
                                                                                      --------------  ------------

                            See accompanying notes.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            CONSOLIDATED STATEMENT OF OPERATIONS OF THE COMPANY AND
              COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSOR

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                    PRIME GROUP
                                                  REALTY TRUST --       PREDECESSOR
                                                    PERIOD FROM        PROPERTIES --      PREDECESSOR PROPERTIES
                                                 NOVEMBER 17, 1997      PERIOD FROM       YEAR ENDED DECEMBER 31
                                                  TO DECEMBER 31,     JANUARY 1, 1997     ----------------------
                                                       1997         TO NOVEMBER 16, 1997     1996        1995
                                                 -----------------  --------------------  ----------  ----------
REVENUE
Rental.........................................      $   7,293           $   27,947       $   30,538  $   33,251
Tenant reimbursements..........................          2,041               12,490           14,225      14,382
Parking........................................             60                  264              320         345
Mortgage note interest.........................            248                   --               --          --
Gain on sale of assets.........................             --                  286              846         771
Insurance settlement...........................             --                   --               --       7,257
Other..........................................            188                  965            2,231       1,599
                                                        ------              -------       ----------  ----------
Total revenue..................................          9,830               41,952           48,160      57,605
EXPENSES
Property operations............................          2,213                8,622            9,767       9,479
Real estate taxes..............................          1,765                8,575            9,383       9,445
Depreciation and amortization..................          2,478               11,241           12,409      12,646
Interest.......................................          1,680               24,613           26,422      27,671
Interest -- Affiliates.........................             --                9,804           10,795       8,563
Financing fees.................................             --                1,180            1,232          --
Property and asset management fees --
  Affiliates...................................             --                1,348            1,561       1,496
General and administrative.....................            267                2,414            4,927       4,508
Provision for environmental remediation
  costs........................................             --                3,205               --          --
Write-off deferred tenant costs................             --                   --            3,081      13,373
                                                        ------              -------       ----------  ----------
Total expenses.................................          8,403               71,002           79,577      87,181
                                                        ------              -------       ----------  ----------
Income (loss) before minority interest and
  extraordinary item...........................          1,427              (29,050)         (31,417)    (29,576)
Minority interest..............................           (635)                 666              894       3,281
                                                        ------              -------       ----------  ----------
Income (loss) before extraordinary gain........            792              (28,384)         (30,523)    (26,295)
Extraordinary item; gain on extinguishment of
  debt, net of minority interest in the amount
  of $1,127....................................             --               65,990               --          --
                                                        ------              -------       ----------  ----------
Net income (loss)..............................            792           $   37,606       $  (30,523) $  (26,295)
                                                                            -------       ----------  ----------
                                                                            -------       ----------  ----------
Net income allocated to preferred
  shareholders.................................            345
                                                        ------
Net income available to common shareholders....      $     447
                                                        ------
                                                        ------
Net income available per weighted-average
  common share of beneficial interest -- Basic
  and diluted..................................      $    0.04
                                                        ------
                                                        ------

                            See accompanying notes.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               PERIOD FROM NOVEMBER 17, 1997 TO DECEMBER 31, 1997

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                 ADDITIONAL  DISTRIBUTIONS
                                                        PREFERRED     COMMON      PAID-IN    IN EXCESS OF
                                                          STOCK        STOCK      CAPITAL      EARNINGS      TOTAL
                                                       -----------  -----------  ----------  ------------  ----------
Issuance of 2,000,000 shares
  of preferred stock.................................   $      20    $      --   $   39,580   $       --   $   39,600
Issuance of 12,980,000 shares
  of common stock....................................          --          130      232,222           --      232,352
Step-up in basis from the purchase of third-party
  owner's interest in predecessor--..................          --           --        1,430           --        1,430
Reclassification of predecessor's minority
  interest...........................................          --           --       (6,564)          --       (6,564)
Reclassification of net deficit of predecessor.......          --           --      (33,976)          --      (33,976)
Additional contribution by predecessor...............          --           --       11,873           --       11,873
Contribution of net liabilities to service company...          --           --          380           --          380
Additional paid-in capital allocated to minority
  interest...........................................          --           --      (19,313)          --      (19,313)
Net income...........................................          --           --           --          792          792
Preferred dividends declared
  ($0.173 per share).................................          --           --           --         (345)        (345)
Common dividends declared
  ($0.166 per share).................................          --           --           --       (2,160)      (2,160)
                                                       -----------       -----   ----------  ------------  ----------
Balance at December 31, 1997.........................   $      20    $     130   $  225,632   $   (1,713)  $  224,069
                                                       -----------       -----   ----------  ------------  ----------
                                                       -----------       -----   ----------  ------------  ----------

                            See accompanying notes.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            COMBINED STATEMENTS OF CHANGES IN PREDECESSORS' DEFICIT

                PERIOD FROM JANUARY 1, 1997 TO NOVEMBER 16, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

Balance at January 1, 1995........................................................  $ (65,722)
Contributions.....................................................................        732
Distributions.....................................................................       (179)
Assignment of minority interest...................................................      3,243
Forgiveness of notes payable to minority interest.................................      2,916
Net loss..........................................................................    (26,295)
                                                                                    ---------
Balance at December 31, 1995......................................................    (85,305)
Contributions.....................................................................         40
Distributions.....................................................................         (4)
Net loss..........................................................................    (30,523)
                                                                                    ---------
Balance at December 31, 1996......................................................   (115,792)
Contributions.....................................................................     44,330
Distributions.....................................................................       (120)
Net income........................................................................     37,606
                                                                                    ---------
Balance at November 16, 1997......................................................  $ (33,976)
                                                                                    ---------
                                                                                    ---------

                            See accompanying notes.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
              COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                            PREDECESSOR
                                                           PRIME GROUP       PROPERTIES
                                                           REALTY TRUST         FROM
                                                               FROM          JANUARY 1,    PREDECESSOR PROPERTIES
                                                           NOVEMBER 17,         1997       YEAR ENDED DECEMBER 31
                                                               1997         TO NOVEMBER
                                                         TO DECEMBER 31,        16,        ----------------------
                                                               1997             1997          1996        1995
                                                         ----------------  --------------  ----------  ----------
OPERATING ACTIVITIES
Net income (loss)......................................    $        792      $   37,606    $  (30,523) $  (26,295)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) used in operating activities:
  Amortization of costs for leases assumed (included in
  rental revenue)......................................             142           1,022         1,244       1,539
  Decrease (increase) in tenant receivables from
  straight-lining rent.................................             180             487          (645)     (8,779)
  Gain on sale of real estate..........................              --            (286)         (846)       (771)
  Depreciation and amortization........................           2,478          11,241        12,409      12,646
  Interest added to principal on mortgage note payable
  affiliate............................................              --           9,772        10,002       8,427
  Standby loan fee-affiliate added to principal on
  mortgage note payable affiliate......................              --             460           522         498
  Write-off of deferred tenant costs...................              --              --         3,081      13,373
  Minority interest....................................             635            (666)         (894)     (3,281)
  Extraordinary item...................................              --         (65,990)           --          --
  Changes in operating assets and liabilities:
    Decrease (increase) in tenant receivables..........             (15)           (916)        1,990       2,326
    Increase in deferred costs.........................             (48)         (1,459)         (703)       (907)
    (Increase) decrease in other assets................         (10,032)            506           566       2,937
    (Decrease) increase in accrued interest payable....            (175)         (1,118)          316      (1,221)
    Increase in accrued real estate taxes..............           7,556             415           251           5
    Increase (decrease) increase in accounts payable
      and accrued expenses.............................           7,202           3,498         1,380         (34)
    Decrease in liabilities for assumed leases.........            (350)         (1,049)       (1,532)     (1,985)
    Increase (decrease) in other liabilities...........          (1,707)            777           217         263
                                                         ----------------  --------------  ----------  ----------
Net cash provided by (used in) operating activities....           6,658          (5,700)       (3,165)     (1,259)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                            PREDECESSOR
                                                           PRIME GROUP       PROPERTIES
                                                           REALTY TRUST         FROM
                                                               FROM          JANUARY 1,    PREDECESSOR PROPERTIES
                                                           NOVEMBER 17,         1997       YEAR ENDED DECEMBER 31
                                                               1997         TO NOVEMBER
                                                         TO DECEMBER 31,        16,        ----------------------
                                                               1997             1997          1996        1995
                                                         ----------------  --------------  ----------  ----------
INVESTING ACTIVITIES
Proceeds from sale of real estate......................    $         --      $      298    $    2,110  $      921
Expenditures for real estate...........................        (297,019)         (5,659)       (3,842)     (4,842)
Purchase of mortgage note receivable...................         (51,163)             --            --          --
Cash contributed to service company....................            (376)             --            --          --
Decrease (increase) in due from affiliates.............          (5,258)          2,894         2,858      (5,255)
                                                         ----------------  --------------  ----------  ----------
Net cash (used in) provided by investing activities....        (353,816)         (2,467)        1,126      (9,176)
FINANCING ACTIVITIES
Proceeds from the sale of preferred shares.............          39,600              --            --          --
Proceeds from the sale of common shares................         232,352              --            --          --
Proceeds from sale of operating partnership units......          85,000              --            --          --
Additions to deferred financing costs..................          (3,328)             --           (10)       (225)
Proceeds from mortgage notes payable...................         243,198             480         1,239       9,815
Proceeds from mortgage notes payable -- Affiliates.....              --           5,647         5,891       2,693
Repayment of mortgage notes payable....................        (236,537)           (119)          (83)       (384)
Repayment of mortgage notes payable -- Affiliates......          (4,895)        (41,367)       (1,150)     (1,079)
Increase (decrease) in due to affiliates...............              --            (708)         (226)       (347)
Contributions from partners............................              --          44,330            80         872
Distributions to partners..............................              --            (120)           (8)       (357)
Distributions to minority interest.....................              --            (120)           --          --
Debt termination fees..................................              --          (1,692)           --          --
Acquisition of partnership interest....................              --              --            --        (115)
                                                         ----------------  --------------  ----------  ----------
Net cash provided by financing activities..............         355,390           6,331         5,733      10,873
                                                         ----------------  --------------  ----------  ----------
Net increase (decrease) in cash and cash equivalents...           8,232          (1,836)        3,694         438
Cash and cash equivalents at beginning of period.......           3,737           5,573         1,879       1,441
                                                         ----------------  --------------  ----------  ----------
Cash and cash equivalents at end of period.............    $     11,969      $    3,737    $    5,573  $    1,879
                                                         ----------------  --------------  ----------  ----------
                                                         ----------------  --------------  ----------  ----------

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

Supplemental disclosure of non-cash investing and financing activities:

The following assets and liabilities (Represents the Predecessor Properties,
  $12,000 of bonds receivable, $241 of other assets and $368 of other liabilities contributed by the Predecessor. The bonds receivable have been netted against the corresponding bonds payable of the Predecessor Properties.) were contributed by certain minority interest partners to the Company on November 17, 1997:
  Real estate, net................................................................  $ 243,637
  Cash and cash equivalents.......................................................      3,737
  Tenant receivable...............................................................     41,813
  Deferred costs, net.............................................................     25,270
  Other assets....................................................................        885
                                                                                    ---------
Total assets......................................................................    315,342

Mortgage notes payable............................................................    241,432
Bonds payable.....................................................................     74,450
Accrued interest payable..........................................................      1,420
Accrued real estate taxes.........................................................     10,359
Accounts payable and accrued expenses.............................................      7,711
Liabilities for leases assumed....................................................      6,108
Other liabilities.................................................................      2,529
Minority interests................................................................     (6,564)
                                                                                    ---------
Total liabilities and minority interests..........................................    337,445
                                                                                    ---------
Predecessor owners' net contribution..............................................  $ (22,103)
                                                                                    ---------
                                                                                    ---------

    The following represents non-cash activity for the Company during the period from November 17, 1997 to December 31, 1997:

Mortgage note receivable...........................................................  $   5,100
Real estate........................................................................     48,814
                                                                                     ---------
                                                                                     $  53,914
                                                                                     ---------
Debt assumed.......................................................................  $  10,396
Partnership units issued to minority interest......................................     42,088
Step-up in basis from purchase of third-party owner's interest in predecessor......      1,430
                                                                                     ---------
                                                                                     $  53,914
                                                                                     ---------
                                                                                     ---------

                            See accompanying notes.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY

    Prime Group Realty Trust (together with its consolidated subsidiaries and unconsolidated investment subsidiary, the "Company") was organized in Maryland on July 21, 1997. The Company was formed to continue the business of The Prime Group, Inc. and certain of its affiliates (collectively "PGI"). The Company will make an election to qualify as a real estate investment trust ("REIT") for the period ended December 31, 1997, under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed an initial public offering (the "Offering") of 12,380,000 Common Shares of Beneficial Interest ("Common Shares") at $20.00 per share and the private placement (the "Private Placement") of 2,000,000 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred Shares") at $20.00 per share. Net of underwriting discounts and expenses, the Company received approximately $260,792 in net proceeds from the Offering and Private Placement. On December 12, 1997, the underwriters of the Offering exercised their overallotment option to purchase 600,000 shares of Common Shares at $20.00 per share ("Overallotment"). The Company received net proceeds of approximately $11,160 on December 15, 1997, with respect to the overallotment option.

    Upon consummation of the Offering and Private Placement, the Company contributed the initial net proceeds from the Offering and Private Placement in exchange for 12,380,000 common units of partnership interest ("Common Units") and 2,000,000 preferred units of partnership interest ("Preferred Units") in Prime Group Realty, L.P. (the "Operating Partnership"). The Operating Partnership also sold 4,569,893 Common Units for $85,000 to Primestone Joint Venture ("Primestone"--PGI obtained a 60% ownership interest in Primestone in exchange for the contribution of 3,375,000 of its Common Units received from the contribution of its interest in the Prime Properties to the Operating Partnership described below. Primestone has at 34.2% limited partner ownership interest in the Operating Partnership at December 31, 1997). The Operating Partnership used such proceeds primarily to repay certain mortgages and other indebtedness, acquired interests in certain of the properties ("Prime Properties") owned or controlled by the PGI (the "Predecessor") and other contributor's (defined below) and purchase various office and industrial properties from an unaffiliated third parties. The Company contributed the net proceeds from the Overallotment to the Operating Partnership in exchange for 600,000 Common Units. The Operating Partnership, in turn, used such proceeds primarily for property acquisitions.

    The Company is the managing general partner of the Operating Partnership and owns all of the Preferred Units and 55.9% of the Common units issued at December 31, 1997. Each Common Unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of Common Stock are based upon such distributions received by the Company with respect to its Common Units.

    Upon consummation of the Offering, PGI contributed its interest in the Prime Properties to the Operating Partnership in exchange for 3,465,000 Common Units (After the contribution of 3,375,000 Common Units to Primestone, PGI has a 0.5% direct limited partner interest in the Operating Partnership at December 31,
1997), and received approximately $6,487 for the reimbursement of formation costs advanced by PGI. A senior executive of the Company contributed his interest in the Prime Properties to the Operating Partnership in exchange for 110,000 Common Units (a 0.5% limited partner interest of the Operating Partnership at December 31, 1997). In addition, the Operating Partnership was required to acquire a third-party ownership interest in certain of the Prime Properties for $1,797, resulting in a step-up in the basis of real estate of $3,227. Certain individuals (collectively, the "Contributors") contributed their

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY (CONTINUED) ownership interests in various properties, including the related debt, to the Operating Partnership in exchange for cash of approximately $15,761 and 1,849,417 Common Units (a 3.9% general partner interest of the Operating Partnership and a 3.9% limited partner interest of the Operating Partnership at December 31, 1997), valued at $20.00 per unit (Total value of $36,988.). These properties, along with other acquired properties are controlled by the Operating Partnership (the "New Entities") and are described below. PGI, the senior executive and the Contributors have been reflected as minority interest in the consolidated financial statements of the Company.

    On November 17, 1997, the Operating Partnership acquired the assets and business of Continental Offices, Ltd. and Continental Offices, Ltd. Realty ("Continental Office Management") and contributed these entities and certain other assets to a newly formed corporation, Prime Group Realty Services, Inc. (the "Service Company"). In exchange for its contribution, the Company received 100% of the non-voting preferred stock of the Service Company and a note receivable in the amount of $4,800 (see Note 11). Certain members of management of the Company own 100% of the voting common stock. The Service Company was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents. The Service Company is subject to federal, state and local taxes.

    Unless the context requires otherwise, all references to the Company herein mean Prime Group Realty Trust and those entities owned or controlled by Prime Group Realty Trust, including the Operating Partnership.

    The Prime Properties represent a combination of 23 partnerships described below (PGI Partnerships) that own, operate, and manage office and industrial properties in the greater Chicagoland area and Tennessee. The Prime Properties were under common management and ownership of PGI as either the managing general partner (responsible for the operations of the Prime Properties) or 100% owner. Prior to the contribution of the Properties, six of the Partnerships had third party owners (Third Party), whose ownership interests have been reflected as a minority interest in the combined financial statements of the Predecessor.

    The Prime Properties consisted of the following at November 16, 1997.

                 PARTNERSHIP                                       PROPERTY
----------------------------------------------  ----------------------------------------------

77 West Wacker Limited Partnership (77 West     77 West Wacker Building
  Wacker)

Nashville Office Building I, Ltd.               Nashville Office Building

Professional Plaza, Ltd.                        Professional Plaza

Old Kingston Properties, Ltd.                   Old Kingston

Two Centre Square, Ltd.                         Two Centre Square

Hammond Enterprise Center Limited Partnership   Hammond Enterprise Center
  (HEC)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY (CONTINUED)

                 PARTNERSHIP                                       PROPERTY
----------------------------------------------  ----------------------------------------------
East Chicago Enterprise Center Limited          East Chicago Enterprise Center
  Partnership (ECEC)

Kemper/Prime Industrial Partners (KP)           Chicago Enterprise Center

Enterprise Center I, L.P. (ECI)                 Enterprise Center I

Enterprise Center II, L.P.                      Enterprise Center II

Enterprise Center III, L.P.                     Enterprise Center III

Enterprise Center IV, L.P.                      Enterprise Center IV

Enterprise Center V, L.P.                       Enterprise Center V

Enterprise Center VI, L.P.                      Enterprise Center VI

Enterprise Center VII, L.P.                     Enterprise Center VII

Enterprise Center VIII, L.P.                    Enterprise Center VIII

Enterprise Center IX, L.P.                      Enterprise Center IX

Enterprise Center X, L.P.                       Enterprise Center X

Arlington Heights I, L.P.                       Arlington Heights I

Arlington Heights II., L.P.                     Arlington Heights II

Arlington Heights III, L.P.                     Arlington Heights III

Triad Parking Company, Ltd.                     Triad Parking Facility

77 Fitness Center, Ltd. (1)                     Executive Sports and Fitness Center

------------------------

(1) The Operating Partnership contributed this entity to the Service Company on November 17, 1997, including net equipment of $83, cash of $376 and accounts payable of $839.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY (CONTINUED)
    The entity name and related property of the New Entities (the properties were either contributed or acquired at the Offering date, unless otherwise noted) operated by the Operating Partnership at December 31, 1997 are as follows:

                    ENTITY                                         PROPERTY
----------------------------------------------  ----------------------------------------------

1990 Algonquin Road, L.L.C.                     1990 Algonquin Road

2010 Algonquin Road, L.L.C.                     2010 Algonquin Road

555 Huehl Road, L.L.C.                          555 Huehl Road

1669 Woodfield Road, L.L.C.                     1669 Woodfield Road

475 Superior Avenue, L.L.C.                     475 Superior Avenue

Enterprise Drive, L.L.C.                        2205-2255 Enterprise Drive

280 Shuman Blvd., L.L.C.                        280 Shuman Blvd.

Continental Towers, L.P. (1)                    Continental Towers

2675 N. Mayfair Road, L.L.C. (2)                2675 N. Mayfair Road

Prime Columbus Industrial, L.L.C.               2160 McGaw Road, 4849 Groveport Road, 2400
                                                McGaw Road, 5160 Blazer Memorial Parkway, 600
                                                London Road and 4411 Marketing Place

Libertyville Tech Way, L.L.C.                   1001 Technology Way

801 Technology Way, L.L.C.                      801 Technology Way

3818 Grandville, L.L.C.                         3818 Grandville/1200 Northwestern

306 Era Drive, L.L.C.                           306-310 Era Drive

1301 Ridgeview Drive, L.L.C.                    1301 Ridgeview Drive

515 Huehl Road, L.L.C.                          515 Huehl Road/500 Lindberg

455 Academy Drive, L.L.C.                       455 Academy Drive

1051 N. Kirk Road, L.L.C.                       1051 N. Kirk Road

4211 Madison Street, L.L.C.                     4211 Madison Street

200 E. Fullerton, L.L.C.                        200 E. Fullerton

350 Randy Road, L.L.C.                          350 Randy Road

4300 Madison Street, L.L.C.                     4300, 4248, 4250 Madison Street

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY (CONTINUED)

                    ENTITY                                         PROPERTY
----------------------------------------------  ----------------------------------------------
370 Carol Lane, L.L.C.                          370 Carol Lane

388 Carol Lane, L.L.C.                          388 Carol Lane

941 Weigel Drive, L.L.C.                        941-961 Weigel Drive

342 Carol Lane, L.L.C.                          342-346 Carol Lane

343 Carol Lane, L.L.C.                          343 Carol Lane

371 N. Gary Avenue, L.L.C.                      371-385 N. Gary Avenue

350 N. Mannheim Road, L.L.C.                    350 N. Mannheim Road

1600 167th Street, L.L.C.                       1600-1700 167th Street

1301 E. Tower Road, L.L.C.                      1301 E. Tower Road

4343 Commerce Court, L.L.C.                     4343 Commerce Court

11039 Gage Avenue, L.L.C.                       11039 Gage Avenue

11045 Gage Avenue, L.L.C.                       11045 Gage Avenue

1401 S. Jefferson, L.L.C.                       1401 S. Jefferson

4100 Madison Street, L.L.C.                     4100 Madison Street

4160 Madison Street, L.L.C.                     4160-4190 Madison Street

550 Kehoe Blvd., L.L.C.                         550 Kehoe Blvd.

------------------------

(1) On December 15, 1997, the Company acquired the first mortgage note encumbering the property for $108,870. The note has a face value of $157,161 at December 31, 1997, has a base interest rate of 6.5% per annum payable monthly, contingent interest rate of 6.5% per annum, payable from available cash flow as defined. All unpaid interest is added to principal. The note matures January 2013. The Company will receive all of the economic benefits from its interest in the property and therefore, the Company has consolidated the operations of the property from the acquisition date.

(2) The Company acquired the property on December 30, 1997 for $8,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has majority interest or control. The combined financial statements of the Predecessor include the accounts of the PGI Partnerships. The

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Investments in corporations and partnerships in which the Company does not have operational control or a majority interest are accounted for on the equity method of accounting.

    Significant intercompany accounts and transactions have been eliminated in consolidation and combination.

REAL ESTATE

    Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Building and improvements              40-50 years

Tenant improvement                     Term of related leases

    Development costs, which include fees and costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis. Interest and other direct costs incurred during construction periods are capitalized as a component of the building costs.

    Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

CASH EQUIVALENTS

    The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED COSTS

    Deferred financing costs are amortized on the straight-line method over the terms of the loans. Deferred leasing costs are amortized on the straight-line method over the terms of the related lease agreements.

LEASES ASSUMED

    In connection with obtaining certain tenant leases 77 West Wacker assumed liability for the remaining terms of the tenants' existing leases. 77 West Wacker has recorded a liability for the difference between total remaining costs for leases assumed and the expected benefits from subleases of the assumed lease properties. The related incentive to lessee has been capitalized as a deferred charge and is being amortized

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to rental revenue over the life of the respective lease. The deferred charge and related liability are adjusted for changes in the expected benefits from subleases. During the period from January 1, 1997 to November 16, 1997, and for the year ended December 31, 1996, 77 West Wacker wrote off $1,049 and $3,893, respectively, of deferred charges and reduced the related liability due to changes in the estimated benefits from subleases.

RENTAL REVENUE

    Rental revenue is recorded on the straight-line method over the terms of the related lease agreements. As a result, $180 and $487 of cash was received in excess of recorded rental revenue during the period from November 17, 1997 to December 31, 1997, and the period from January 1, 1997 to November 16, 1997, respectively, and $645 and $8,779 of noncash rent was recorded as rental revenue during the years ended December 31, 1996 and 1995, respectively, and are included in accounts receivable. As of December 31, 1997 and 1996, the balance of the accounts receivable relating to the straight-lining of rental revenue is $37,784 and $38,451, respectively.

INTEREST RATE SWAP AGREEMENT

    77 West Wacker has entered into an interest rate swap agreement to effectively convert its variable-rate borrowing into a fixed-rate obligation. (The agreement was terminated November 16, 1997 -- see Note 5)

EARNINGS PER SHARE

    On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) Common Stock options were exercised, (ii) Common Units were converted into shares of Common Stock, and (iii) Preferred Shares were converted into shares of Common Stock.

STOCK BASED COMPENSATION

    The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the stock option grants because the exercise price of the options equals the market price of the underlying stock at the date of grant.

INCOME TAXES

    Commencing with the period ended December 31, 1997, it is the intent of the Company to qualify as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that is distributes at lease 95% of

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

    As of December 31, 1997, for income tax purposes, tenant receivables has a basis of $3,744, real estate has a gross and net basis of $672,618 and $647,565, respectively and deferred costs has a gross and net basis of $43,835 and $28,472, respectively.

    The Partnerships pay no income taxes, and the income or loss from the Partnerships is includable on the respective income tax returns of the Partners.

3. MORTGAGE NOTE RECEIVABLE

    On December 16, 1997, the Company acquired the first mortgage note encumbering the office property known as 180 North LaSalle Street, which is a 39-story office building, located in Chicago, Illinois, that contains 729,000 square feet of rentable space, including 15,000 square feet of retail space and is approximately 81% leased at December 31, 1997. The first mortgage note, which has a face value of $63,329 at December 31, 1997 and an interest rate of 8.25%, was purchased for approximately $51,163 in cash and $5,100 in Common Units (256,572 Common Units, a 1.1% limited partner interest in the Operating Partnership at December 31, 1997). Included in the purchase the Company acquired an option, exercisable until July 30, 2000, to acquire the existing $85.0 million second mortgage on the property for 220,000 Common Units (5,000 Common Units per month during the option period which are non-refundable) of the Operating Partnership (subject to certain adjustments as defined) and has an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000. The Company will also provide property management and leasing services for the property pursuant to a 10-year management and leasing contract.

4. DEFERRED COSTS

    Deferred costs consist of the following:

                                                                             DECEMBER 31
                                                                        ----------------------

                                                                           1997        1996
                                                                        ----------  ----------

Financing costs.......................................................  $    5,572  $    6,757

Leasing costs.........................................................      23,182      35,386
                                                                        ----------  ----------

                                                                            28,754      42,143

Less: Accumulated amortization........................................        (282)    (15,260)
                                                                        ----------  ----------

                                                                        $   28,472  $   26,883
                                                                        ----------  ----------
                                                                        ----------  ----------

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

5. MORTGAGE NOTES AND BONDS PAYABLE

                                                                                                DECEMBER 31
                                                                                         -------------------------
                                                                                             1997          1996
                                                                                         -------------  ----------

Line-of-credit (Line-of-Credit) with various financial institutions, collateralized by the 77 West Wacker Building with maximum draw of $235,000, bearing interest at rates ranging from the higher of prime rate or federal funds rate plus 1/2%, to Eurodollar rate plus 1.2% to 1.5%, per annum (7.23% at December 31, 1997), as defined, with interest payable monthly and principal due November 2000. The Line-of-Credit has also been used to provide letters-of-credit totaling $75,848 as of December 31, 1997, on
  bonds payable described below........................................................  $     159,000  $   --

Mortgage note payable to a financial institution, collateralized by 1001 Technology
  Way, interest at 8.3% per annum with principal and interest payable monthly through
  October 2011.........................................................................          6,412      --

Mortgage notes payable to a financial institution, collateralized by various of the New
  Enties interest at 7.19% per annum with interest payable monthly and principal due
  April 30, 1998 (See Note 17.)........................................................         83,500      --

Mortgage note payable to a financial institution collateralized by Continental Towers, interest at prime rate (8.50% at December 31, 1997) per annum with principal and
  interest payable monthly through January 1998........................................            698      --

Mortgage notes payable to various commercial lenders(A)................................       --           229,361

Mortgage notes payable to various financial institutions, interest at variable rate of prime plus 1/2% per annum and a fixed rate of 7.375% per annum with principal and
  interest payable monthly through October 1998........................................       --             6,525
                                                                                         -------------  ----------

                                                                                         $     249,610  $  235,886
                                                                                         -------------  ----------
                                                                                         -------------  ----------
Bonds payable:
  Variable rate taxable and tax-exempt bonds issued by various state and local
    government authorities(B),(C)......................................................  $      74,450  $   74,450
                                                                                         -------------  ----------
                                                                                         -------------  ----------

------------------------

(A) 77 West Wacker had entered into a mortgage note agreement (Agreement) with a consortium of commercial lenders providing a maximum loan of $230,000 (Loan) and was collateralized by a first mortgage on the 77 West Wacker Building. The Loan was repaid with proceeds of the Offering and Private Placement. Under the terms of the Agreement, 77 West Wacker made monthly interest-only payments. Interest was calculated using certain variable rate indices, as defined. To reduce the impact of increases in interest rates, 77 West Wacker also entered into an interest rate swap agreement with affiliates of one of 77 West Wacker's Third Party owner (Counterparties) for the outstanding principal balance on the Agreement up to a maximum principal amount of $230,000. Under the terms of the interest rate swap agreement, 77 West Wacker paid the Counterparties interest monthly at a fixed rate

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

5. MORTGAGE NOTES AND BONDS PAYABLE (CONTINUED) of 10% per annum. 77 West Wacker was to receive monthly interest payments from the Counterparties at the variable rate and was then responsible for making the monthly interest payments required under the terms of the Agreement. 77 West Wacker incurred $692 of fees to terminate the swap agreement, which have been reflected in the extraordinary item -- extinguishment of debt in the period from January 1, 1997 to November 16, 1997.

(B) Permanent financing for the development of certain industrial properties has been provided by $48,150 of tax exempt industrial development revenue bonds (Bonds). (See Note 6--on December 13, 1995, and on May 20, 1996, the Bonds were acquired by independent third party financial institutions from an affiliate of PGI.) The Bonds mature on June 1, 2022.

   Under the terms of the Bond loan agreements, the borrowing partnerships are to make interest-only payments monthly, calculated using a floating rate determined by the Remarketing Agent of the Bonds. The rates ranged from 3.35% to 4.75% during 1997, 2.85% to 4.40% during 1996, and 5.25% to 5.51%
    during 1995. The rate at December 31, 1997, was 4.40% and at December 31, 1996, was 4.40%.

   The maximum annual interest rate on the Bonds is 13%. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the borrowing Partnership.

   Beginning November 17, 1997, the Bonds were collateralized by letters of credit totaling $48,918 from the Line-of-Credit. From May 1996 to November 16, 1997, the Bonds were collateralized by letters of credit that required the borrowing PGI Partnerships to pay financing fees of 1.75% per annum of the face amount, payable quarterly in advance.

   The bondholders may tender bonds on any business day during the variable interest rate period discussed above and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agent shall immediately remarket the Bonds. In the event the remarketing agent fails to remarket any Bonds, the borrowing Partnerships are obligated to purchase those Bonds. The remarketing agent receives a fee of .11% per annum of the outstanding Bonds balance, payable quarterly in advance.

(C) Permanent financing for the development of certain office properties has been provided by $26,300 of tax exempt industrial revenue bonds (IRBs). The IRB's mature on December 1, 2014. Under the terms of the IRB agreements, the borrowing Partnerships are to make interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the IRBs. The rates ranged from 3.35% to 3.85% during the 1997, 3.40% to 4.05% during 1996, and 3.40% to 4.50% during 1995. The rates at December 31, 1997, were 3.85% and at December 31, 1996, were 3.50%.

   Under certain conditions, the interest rates on the IRBs may be converted to a fixed rate at the request of the borrowing partnerships.

   The IRBs are collateralized by letters of credit totaling $26,930 from the Line-of-Credit.

   Under the terms of the IRB agreements, the bondholders have the option to require the borrowing Partnerships to purchase any of its IRBs on the 15th day of any month while the IRBs are outstanding. Upon the exercise of the bondholders' option to purchase the IRBs, the remarketing agent shall

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

5. MORTGAGE NOTES AND BONDS PAYABLE (CONTINUED) immediately remarket the IRBs. In the event the remarketing agent fails to remarket the IRBs, the borrowing Partnerships are obligated to purchase those IRBs.

   Total interest paid on the mortgage notes payable and bonds payable was $1,855 and $25,731 for the period from November 17, 1997 to December 31, 1997, and the period from January 1, 1997 to November 16, 1997, respectively, and $25,643 and $25,490 for the years ended December 31, 1996 and 1995, respectively.

6. MORTGAGE NOTES AND BONDS PAYABLE--AFFILIATES

                                                                                                      DECEMBER 31
                                                                                                  --------------------
                                                                                                    1997       1996
                                                                                                  ---------  ---------
Mortgage note payable--Limited partner, collateralized by 801 Technology Way, interest at 7.0%,
  per annum, with interest principal and interest due January 2, 1998...........................  $   3,984  $      --

Mortgage notes payable--Affiliate(A)............................................................     --         99,357
Mortgage note payable--Affiliate; interest at 9.5% per annum with interest payable quarterly and
  principal and accrued interest due on maturity date of March 7, 1998..........................     --            290
                                                                                                  ---------  ---------
                                                                                                  $   3,984  $  99,647
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Bonds payable--Affiliate:
Variable rate taxable and tax-exempt bonds issued by state and local government authorities(B)    $  --      $  12,000
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

------------------------

(A) 77 West Wacker had entered into a 11% subordinate loan agreement with affiliates of its Third Party owner for a maximum disbursement amount of $60,000. A portion of the loan was repaid ($4,895) with proceeds of the Offering and the Private Placement, and a portion was considered repaid from the swap agreement between PGI and the Third Party related to the Loan in
    Note 5 ($42,584 was recorded as a contribution from PGI in the period from January 1, 1997 to November 17, 1997.) and the remainder was forgiven ($67,847), as of November 16, 1997 and included in the extraordinary item -- extinguishment of debt in the period from January 1, 1997 to November 16, 1997. As of December 31, 1996 and 1995, $56,787 and $50,896, respectively, has been funded under this agreement, and $40,873 and $30,871, respectively, of accrued interest and $1,697 and $1,175, respectively, of standby loan fees, have been added to the principal balance in accordance with the terms of the agreement. The Third Party owner has provided a guarantee of 77 West Wacker's first mortgage note payable and charges 77 West Wacker a standby loan fee, as defined, which is included as a component of interest expense. Standby loan fees incurred were $460 for the period from January 1, 1997 to November 16, 1997, and $522 and $498 for the years ended December 31, 1996 and 1995, respectively, (included in general and administrative expenses in the combined statements of operations of the Predecessor). Under the terms of the subordinate loan agreement, 77 West Wacker was not required to make any periodic principal or interest payments prior to the date of stabilization, as defined; unpaid interest is added to the principal balance monthly. Subsequent to the date of stabilization, as

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

6. MORTGAGE NOTES AND BONDS PAYABLE--AFFILIATES (CONTINUED) defined, monthly payments of interest only are payable to the extent of available cash flow, as defined, during the operating period, with the entire outstanding balance due upon maturity.

(B) Permanent financing for the development of certain industrial and Private Placement properties has been provided by $12,000 of tax exempt bonds which were converted to taxable debt industrial development revenue bonds (IDBs). The Bonds mature on June 1, 2022. On November 17, 1997, PGI contributed the related bond receivables held by an affiliate as part of its contribution to the Operating Partnership. On December 13, 1995, $60,150 of IDBs were acquired by an affiliate of PGI from the Third Party. On December 13, 1995, $28,300 and on May 20, 1996, $19,850 of the IDBs were sold to independent third party financial institutions by the affiliate of PGI.

   Under the terms of the IDB loan agreement, the borrowing Partnerships are to make interest-only payments semi-annually, calculated using a floating rate determined by the Remarketing Agent of the IDBs. The rates were 5.501% during 1997, 3.90% to 5.501% during 1996, and 5.25% to 5.51% during 1995.
    The rates at December 31, 1997, were 5.501% and at December 31, 1996, were 5.501%.

   The maximum annual interest rate on the IDBs is 13%. Under certain conditions, the interest rate on the IDBs may be converted to a fixed rate at the request of the respective borrowing Partnership. The bondholders may tender bonds on any business day during the variable interest rate period discussed above and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agent shall immediately remarket the IDBs. In the event the remarketing agent fails to remarket any IDBs, the borrowing Partnership is obligated to purchase those IDBs. The remarketing agent receives a fee of .11% per annum of the outstanding IDB balance, payable quarterly in advance.

    Included in the extraordinary item -- extinguishment of debt in the period from January 1, 1997 to November 16, 1997, are $1,000 in loan termination fees paid to an affiliate of the Third Party and the write-off of unamortized deferred financing of $165.

    In 1995, mortgage notes payable to the Third Party totaling $2,716 and accrued interest of $200 were forgiven by the Third Party. The notes bore interest at 8.5%, payable quarterly from available cash flow.

    Total interest paid on the mortgage notes payable and bonds payable to affiliates was $32 for the period from January 1, 1997 to November 16, 1997, respectively, and $1,256 and $3,538 for the years ended December 31, 1996 and 1995, respectively. No interest was paid for the period from November 17, 1997 to December 31, 1997.

7. FUTURE MINIMUM LEASE INCOME AND PAYMENTS

    The Company has entered into lease agreements with lease terms ranging from one-year to twenty years. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

    Approximately 39% and 57%, 60% and 65%, of the rental revenue for the period from November 17, 1997 to December 31, 1997, and the period from January 1, 1997 to November 16, 1997, and for the years ended December 31, 1996 and 1995, respectively, was received from four tenants.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

7. FUTURE MINIMUM LEASE INCOME AND PAYMENTS (CONTINUED)
    The total future minimum rentals to be received under such noncancelable operating leases executed through December 31, 1997, exclusive of tenant reimbursements and contingent rentals, are as follows:

YEAR ENDED DECEMBER 31                                            AMOUNT
--------------------------------------------------------------  ----------
1998..........................................................  $   56,322
1999..........................................................      52,738
2000..........................................................      47,232
2001..........................................................      40,373
2002..........................................................      35,763
Thereafter....................................................     145,908
                                                                ----------
                                                                $  378,336
                                                                ----------
                                                                ----------

    Future minimum rentals include amounts to be received from the Company totaling $2,546 and from PGI totaling $3,710.

    In addition, as a part of lease agreement entered into with certain tenants of 77 West Wacker Building, 77 West Wacker assumed the tenants' leases at other properties and subsequently executed subleases for certain of the assumed lease space. Net future minimum rental payments due under leases assumed and subleases executed through December 31, 1997, are as follows:

YEAR ENDED DECEMBER 31                                              AMOUNT
-----------------------------------------------------------------  ---------
1998.............................................................  $   1,210
1999.............................................................      1,235
2000.............................................................      1,263
2001.............................................................      1,293
2002.............................................................        757
                                                                   ---------
                                                                   $   5,758
                                                                   ---------
                                                                   ---------

    During 1995, a tenant of the 77 West Wacker Building experienced financial difficulties and began negotiations with 77 West Wacker to reduce its leased space, resulting in an amendment to the tenant's lease agreement. As a result of the lease amendment, 77 West Wacker wrote-off $13,373 of deferred tenant costs, representing $10,296 of tenant receivables related to straight-lining of the tenant's rental revenue, $2,257 of deferred leasing costs, and $820 of tenant improvements. The same tenant continued to experience financial difficulty and in 1997 defaulted on certain 1997 rental payments. As a result of the default, as of December 31, 1996, 77 West Wacker wrote-off $3,081 of deferred tenant costs, representing $940 of tenant receivables related to straight-lining of the tenant's rental revenue and $2,141 of deferred leasing costs. In early November 1997, 77 West Wacker reached an agreement with the tenant to terminate the lease. During the period from January 1, 1997 to November 16, 1997, 77 West Wacker recognized revenue from this tenant only to the extent cash was received.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

8. PREFERRED SHARES

    The Company is authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. At December 31, 1997, 2,000,000 Cumulative Convertible Preferred Shares of Beneficial Interest with a $0.01 par value were outstanding. The Preferred Shares have a liquidation preference equivalent to $20.00 per share plus the amount equal to any accrued and unpaid dividends thereon ("Liquidation Preference").

    Dividends on the Preferred Shares are payable quarterly at the greater of:
(i) (x) an annual rate equal to the product of the Issue Price ($20.00) multiplied by 0.07% for Dividend Periods ending before November 17, 1998 (The Company declared a dividend of $0.173 per Preferred Share on December 31, 1997.), and (y) an annual rate equal to the product of the Issue Price multiplied by 0.075% for dividend periods ending after November 17, 1998, or
(ii) the regular cash dividends (determined on each dividend payment date) on the Common Shares, or portion thereof, into which a Preferred Share is convertible. The amount of dividends referred to in clause (i) above payable for each full dividend period on the Preferred Shares, other than the dividend period commencing October 1, 1998, shall be computed by dividing the annual dividend rate by four. For the dividend period commencing October 1, 1998, the amount of dividends through November 17, 1998, on the Preferred Shares shall be computed by dividing the product of the Issue Price times 0.07% by 365 and multiplying the result by number of days from October 1, 1998 through November 17, 1998 and dividends from November 18, 1998 through December 31, 1998, on the Preferred Shares shall be computed by dividing the product of the Issue Price times .075% by 365 and multiplying the result by the number of days from November 18, 1998 through December 31, 1998. The amount of dividends referred to in clause (ii) above shall equal the number of Common Shares, or portion thereof, into which a Preferred Share will be convertible on or after the conversion date as defined, multiplied by the most current quarterly dividend on a Common Share on or before the applicable dividend payment date. The Preferred Shares are convertible into shares of Common Shares, at the shareholders' option, upon the earliest to occur of: (i) September 17, 1998, (ii) the first day on which a change of control occurs, as defined, (iii) the occurrence of a REIT termination event, as defined, or (iv) such date as determined by the Company (the Conversion Date), to convert all or any portion of such shares (or such shares as determined by the Company if pursuant to clause (iv) above) into the number of fully paid and non-assessable Common Shares obtained by dividing the aggregate Liquidation Preference Amount of such shares by the conversion price by surrendering such shares to be converted. In the case of Preferred Shares called for redemption, conversion rights shall expire at the close of business on the fifth business day prior to the redemption date fixed for such redemption.

    The Company has the right to redeem the Preferred Shares beginning on and after November 17, 2007, in cash equal to 100% of the Liquidation Preference. Notwithstanding, anything above to the contrary, beginning on June 17, 1998, and ending on September 17, 1998, the Company, at its option, may redeem all, but not less than all, of the Preferred Shares at a premium (the "Special Redemption Price") calculated to result in a total internal rate of return to the holder (including the receipt of dividends and calculated on an annual compounded basis as if the holder had owned the shares since the Issue Date) of 20.0%. The Special Redemption Price may be paid, at the Company's option, in any combination of: (i) cash, and (ii) Common Shares valued at fair market value; provided, that the cash portion of the Special Redemption Price shall equal at least 75.0% of the Special Redemption Price.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

8. PREFERRED SHARES (CONTINUED)
    The holders of the Preferred Shares have the right to elect two additional members to the Company's Board of Directors if the equivalent of two quarterly dividends are in arrears. Each of such two directors will be elected to serve until the earlier of: (1) the election and qualification of such directors' successor, or (2) payment of the dividend average.

9. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted: net income available per weighted-average common share of beneficial interest for the period from November 17, 1997 to December 31, 1997:

Numerator:
  Net income available to common shareholders...................  $     447
                                                                  ---------
                                                                  ---------
Denominator:
  Weighted-average common shares of beneficial interest.........  12,593,000
                                                                  ---------
                                                                  ---------
Net income available per weighted-average common share of
  beneficial interest--basic and diluted:.......................  $     .04
                                                                  ---------
                                                                  ---------

    Options to purchase 1,223,000 Common Shares at $20.00 per share were outstanding during the period from November 17, 1997 to December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

    The Company had 10,250,882 Common Units outstanding during the period from November 17, 1997 to December 31, 1997, of which 9,323,782 may be converted into Common Shares, after one year from the completion of the Offering at the option of the Company. The Convertible Common Units, on a one for one basis, were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

    The Company had 2,000,000 Preferred Shares outstanding during the period from November 17, 1997 to December 31, 1997 but were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

10. EMPLOYEE BENEFIT PLANS

    On November 17, 1997 the Company established a Share Incentive Plan (the "Plan") which permits the grant of stock options, stock appreciation rights, restricted stock, restricted units and performance units to officers and other key employees of the Company, its subsidiaries, the Operating Partnership, the Services Company and Company-owned partnerships. The Plan also permits the grant of stock options to non-employee Trustees.

    Under the Plan, up to 1,850,000 Common Shares may be issued of transferred to participants. The maximum aggregate number of Common Shares and Share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards,

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
will be 200,000. This limit will apply regardless of whether such compensation is paid Common Share of its cash.

    The effects on unaudited pro forma net income and pro forma earnings per common share for the period from November 17, 1997 to December 31, 1997of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    Under the Plan, each person serving as a Trustee on November 17, 1997, received options to acquire 5,000 shares. Stock options granted to the Trustees have a term of 10 years and will vest and be exercisable at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant. On November 17, 1997, each of the seven Trustees received options to acquire 5,000 shares at $20.00 per share (the closing price on the day of the grant of the options).

    The Board administers the Plan and has the authority to determine, among other things, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options and the vesting requirements and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On November 17, 1997, the Board granted options to purchase a total of 1,113,000 shares at an exercise price of $20.00 per share (the closing price on the day of the grant of the options) to various executives and employees of the Company. Options for the shares granted under the Plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

    Under a consulting agreement between the Company and an executive of the Company, the Board granted options to purchase 75,000 shares at an exercise price of $20.00 per share. Pursuant to the agreement, the options granted have a term of 10 years and will be exercisable and vest at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

    The unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997; risk free interest rate of 5.41%, dividend yield of 6.7%; volatility factor of the expected market price of the Company's common stock of
 .156; and a weighted-average expected life of the options of ten years. The unaudited pro forma expense would be $69 ($0.01 per Common Share) for the period from November 17, 1997 to December 31, 1997.

    The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the Plan.

    A summary of the Company's stock option activity, and related information for the period from November 17, 1997 through December 31, 1997 follows:

                                                                                 WEIGHTED
                                                                    SHARES        AVERAGE
                                                                  SUBJECT TO     EXERCISE
                                                                    OPTION    PRICE PER SHARE
                                                                  ----------  ---------------
Initial options granted.........................................   1,223,000     $   20.00
Options canceled................................................      --            --
                                                                  ----------        ------
Balance at December 31, 1997....................................   1,223,000     $   20.00
                                                                  ----------        ------
                                                                  ----------        ------

    At December 31, 1997, no options were exercised and options on 627,000 shares were available for future grant. Exercise prices for options outstanding at December 31, 1997 were $20.00 per share. The remaining weighted-average contractual life of these options was 9.88 years. The weighted-average grant date fair value of all options granted during the period is $1.39.

11. RELATED PARTY TRANSACTIONS

    The Company owns 100% of the nonvoting preferred stock of the Service Company which has an initial carrying value of $425 and has provided a loan in the amount of $4,800 to the Service Company (included in due from affiliates at December 31, 1997). The loan bears interest at 11% per annum, with interest payable monthly and principal due November 2007. During the period from November 17, 1997 to December 31, 1997, the Company recorded interest income of $66 (included in due from affiliates) related to the loan and $19, representing the Company's share of the Service Company's loss from operations for the same period. (The net of $47 is included in other income.) No interest income was received during the period. In addition, the Company has made non-interest bearing advances to the Service Company, of which approximately $392 is outstanding at December 31, 1997 and included in due from affiliates.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

RELATED PARTY TRANSACTIONS (CONTINUED)

    In connection with the leasing and management of the Prime Properties, PGI was entitled to payments and fees for services performed. Such amounts incurred during the period from January 1, 1997 to November 16, 1997, and for the years ended December 31, 1996 and 1995, are summarized as follows:

                                                               PERIOD FROM
                                                               JANUARY 1,    YEAR ENDED DECEMBER
                                                                 1997 TO              31
                                                              NOVEMBER 16,   --------------------
                                                                  1997         1996       1995
                                                              -------------  ---------  ---------
Property management fee(a)..................................    $   1,238    $   1,429  $   1,364
Administration fees(b)......................................          463          468        730
Construction management(c)..................................           --          102        115
Legal fees(d)...............................................          271          127         77
Leasing fees(e).............................................            2           19        280
Reimbursables(f)............................................          252          184        352
Asset management fee(g).....................................          110          132        132

------------------------

(a) PGI was entitled to a property management fee ranging from 2.5% to 4% of gross receipts, payable monthly in arrears. Amounts are included in property and asset management fees to affiliates in the combined financial statements of the Predecessor.

(b) PGI was entitled to an annual administration fee as defined in the Partnership agreement. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(c) PGI was entitled to a construction management fee equal to 3% of construction costs.

(d) PGI was reimbursed for reasonable legal and accounting expenses incurred in connection with the operations of the Partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(e) PGI was entitled to leasing commissions for all leases signed. The commissions are equal to 1.5% to 3% of rent, exclusive of tenant reimbursements, during the base term of the lease; commissions were payable upon commencement of the respective leases.

(f) PGI was entitled to reimbursement for expenses paid for the benefit of the Partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(g) PGI was entitled to an annual fee from providing asset management services to the Partnership which is payable from available cash flows. Amounts are included in property and asset management fees to affiliates in the combined financial statements of the Predecessor.

    Amounts due to affiliates are for amounts due for advances made by affiliates. Amounts due from affiliates are for advances made by the Partnership to affiliates. Amounts due from and due to affiliates bore interest at prime plus 2% and were payable upon demand. Any unpaid amounts due to affiliates or

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

RELATED PARTY TRANSACTIONS (CONTINUED)
amounts due from affiliates as of November 16, 1997, have been reflected as distributions to contributions from PGI.

    Average balances of amounts due from and due to affiliates for the period from January 1, 1997 to November 16, 1997, and for the years ended December 31, 1996 and 1995, were summarized as follows:

                                                            PERIOD FROM     YEAR ENDED DECEMBER
                                                          JANUARY 1, 1997            31
                                                                TO          --------------------
                                                         NOVEMBER 16, 1997    1996       1995
                                                         -----------------  ---------  ---------
Due from affiliates....................................      $   1,447      $   4,323  $   3,251
Due to affiliates......................................            354            821      1,107

12. INSURANCE SETTLEMENT

    On July 16, 1994, the Enterprise Center I property was destroyed by a fire. During 1995, ECI received a final insurance settlement of $10,871 related to the fire. The proceeds settled an insurance receivable of $1,755 recorded at December 31, 1994, and additional costs of $1,859 incurred in 1995 related to the cleanup of the property. ECI believes that all material costs of the fire were incurred prior to December 31, 1995. The remaining proceeds of $7,257 have been recorded as revenue in the 1995 combined statement of operations.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

    Statements of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107) and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments requires disclosures of the fair value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

    The following methods and assumptions were used by the Company and the PGI Partnerships in estimating their fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS

    The carrying amount of cash and cash equivalents reported in the consolidated and combined balance sheets approximates its fair value.

    The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that the risk is not significant.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
MORTGAGE NOTES AND BONDS PAYABLE

    The carrying amount of the Company's and the PGI Partnerships' variable and fixed rate borrowings approximate fair value based on the current borrowing rate for similar types of borrowing arrangements.

    The carrying amount of accrued interest in the consolidated and combined balance sheets approximates fair value.

14. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in legal actions arising during the normal course of business. Management believes that the ultimate outcome of those actions will not materially affect the Company's consolidated financial position.

    All of the Prime Properties and New Entities were subject to Phase I or similar environmental assessment by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Management is aware of contamination at certain of the industrial properties included in the Prime Properties, which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. However, the outcome of the lawsuits cannot yet be determined and the actual cost to be incurred by the Company cannot yet be determined. During 1997, the PGI Partnerships recorded a liability of $3,205 (included in accounts payable and accrued expenses at December 31, 1997). PGI has contractually agreed to indemnify the Company from any environmental liabilities the Company may incur and has pledged $1,000 and approximately 485,000 partnership units in an operating partnership that can be converted to common shares of a publicly traded real estate investment trust to cover these costs.

15. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

    The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1996, (i) the Company had completed the Offering, the Private Placement, and the Overallotment and contributed the net proceeds to the Operating Partnership, (ii) PGI and Contributors had contributed certain of their respective properties and operations (the Contribution Properties) to the Operating Partnership, (iii) the Operating partnership had completed the sale of Common Units to Primestone, (iv) the Operating Partnership acquired various office and industrial properties (the Acquisition Properties), and Continental Management Business from various third parties, and (v) the Operating Partnership repaid debt on certain of the Contribution Properties. The unaudited pro forma Condensed Consolidated Statements of Operations should be read in conjunction with unaudited Pro Forma condensed consolidated financial statements and all of the historical financial statements contained in the Prospectus. In management's opinion, all adjustments necessary to reflect the effects of the Offering and the Private Placement have been made.

    The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the Offering,

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

15. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED) the Private Placement, and the Overallotment had occurred at the dates indicated above, nor do they purport to represent the future results of operations of the Company.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                       1997          1996
                                                                   ------------  ------------
Total revenue....................................................   $  100,308    $   98,128
                                                                   ------------  ------------
                                                                   ------------  ------------
Net income.......................................................   $    7,725    $    6,243
                                                                   ------------  ------------
                                                                   ------------  ------------
Earnings per common share........................................   $     0.60    $     0.48
                                                                   ------------  ------------
                                                                   ------------  ------------

16. REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
OFFICE
77 W.Wacker Bldg..    $ 159,000    $  17,637   $ 162,755   $  --       $  --       $  17,637   $ 162,755     180,392
Nashville Office
  Bldg............        4,800        1,530       7,072      --          --           1,530       7,072       8,602
Professional
  Plaza...........        9,000       --           7,090      --          --          --           7,090       7,090
Old Kingston......        3,500          378       2,808      --          --             378       2,808       3,186
Two Center
  Square..........        9,000       --           7,379      --          --          --           7,379       7,379
Triad Parking
  Facility........       --              507       1,046      --          --             507       1,046       1,553
Hammond Enterprise
  Center..........       --               26         614      --          --              26         614         640
Chicago Enterprise
  Center..........       --              775         975      --          --             775         975       1,750
1990 Algonquin
  Road(1).........       --            1,554       6,393      --          --           1,554       6,393       7,947
2010 Algonquin
  Road(1).........       --              509       2,044      --          --             509       2,044       2,553
555 Huehl
  Road(1).........       --            1,291       5,164      --          --           1,291       5,164       6,455
1669 Woodfield
  Road(1).........       --            1,962       7,853      --          --           1,962       7,853       9,815
475 Superior
  Avenue..........       --            2,700      10,801      --          --           2,700      10,801      13,501
2205-2255
  Enterprise
  Drive(1)........       --            2,304       9,259      --          --           2,304       9,259      11,563
280 Shuman Blvd...       --            1,264       5,056      --          --           1,264       5,056       6,320
Continental
  Towers..........          698       21,831      87,324      --          --          21,831      87,324     109,155
2675 Mayfair......       --            1,613       6,450      --          --           1,613       6,450       8,063


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
OFFICE
77 W.Wacker Bldg..     $    (835)         1997(C)
Nashville Office
  Bldg............           (29)         1997(C)
Professional
  Plaza...........           (71)         1997(C)
Old Kingston......           (25)         1997(C)
Two Center
  Square..........           (74)         1997(C)
Triad Parking
  Facility........            (5)         1997(C)
Hammond Enterprise
  Center..........            (4)         1997(C)
Chicago Enterprise
  Center..........          (162)         1997(C)
1990 Algonquin
  Road(1).........           (19)         1997(A)
2010 Algonquin
  Road(1).........            (6)         1997(A)
555 Huehl
  Road(1).........           (27)         1997(A)
1669 Woodfield
  Road(1).........           (24)         1997(A)
475 Superior
  Avenue..........           (29)         1997(A)
2205-2255
  Enterprise
  Drive(1)........           (27)         1997(A)
280 Shuman Blvd...           (16)         1997(A)
Continental
  Towers..........          (126)         1997(A)
2675 Mayfair......            (1)         1997(A)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

16. REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
INDUSTRIAL
ECEC(2)...........    $  --        $      27   $     533   $  --       $  --       $      27   $     553   $     560
EC I..............        2,900          595      --          --          --             595      --             595
EC II.............        5,000           18       2,360      --          --              18       2,360       2,378
EC III............        4,500           20       7,038      --          --              20       7,038       7,058
EC IV.............        2,600           11       1,217      --          --              11       1,217       1,228
EC V..............        5,000           81       2,883      --          --              81       2,883       2,964
EC VI.............        4,900          101       2,936      --          --             101       2,936       3,037
EC VII............        7,200          548       4,968      --          --             548       4,968       5,516
ECVIII............        7,000          151       2,493      --          --             151       2,493       2,644
EC IX.............        4,750          269       1,127      --          --             269       1,127       1,396
EC X..............        4,300          275       2,836      --          --             275       2,836       3,111
Arlington Heights
  I...............       --              617       2,638      --          --             617       2,638       3,255
Arlington Heights
  II..............       --              456       2,062      --          --             456       2,062       2,518
Arlington Heights
  III.............       --              452       1,938      --          --             452       1,938       2,390
2160 McGraw Rd....       --              904       3,617      --          --             904       3,617       4,521
4849 Groveport....       --              507       2,030      --          --             507       2,030       2,537
2400 McGraw Rd....       --              348       1,392      --          --             348       1,392       1,740
5160 Blazer
  Memorial Pkwy...       --              470       1,880      --          --             470       1,880       2,350
600 London Rd.....       --              223         890      --          --             223         890       1,113
4411 Marketing
  Place...........       --              445       1,780      --          --             445       1,780       2,225
1001 Technology
  Way.............        6,412        1,909       7,637      --          --           1,909       7,637       9,546
801 Technology
  Way.............        3,984          813       3,253      --          --             813       3,253       4,066
3818
  Grandville/1200
Northwestern(1)...       --            2,125       8,505      --          --           2,125       8,505      10,630
306-310 Era
  Drive(1)........       --              719       2,878      --          --             719       2,878       3,597
1301 Ridgeview
  Drive(1)........       --            2,287       9,148      --          --           2,287       9,148      11,435
515 Huehl Road/500
  Lindburg(1).....       --            1,775       7,100      --          --           1,775       7,100       8,875
455 Academy
  Drive(1)........       --              754       3,018      --          --             754       3,018       3,772
1051 N. Kirk
  Road(1).........       --              911       3,645      --          --             911       3,645       4,556
4211 Madison
  Street(1).......       --              690       2,759      --          --             690       2,759       3,449
200 E.
  Fullerton(1)....       --              525       2,100      --          --             525       2,100       2,625
350 Randy
  Road(1).........       --              267       1,063      --          --             267       1,063       1,330
4300,4248,4250
  Madison
  Street(1).......       --            1,147       4,588      --          --           1,147       4,588       5,735
370 Carol
  Lane(1).........       --              527       2,107      --          --             527       2,107       2,634
388 Carol
  Lane(1).........       --              332       1,329      --          --             332       1,329       1,661
941-961 Wiegel
  Drive(1)........       --            3,268      13,060      --          --           3,268      13,060      16,328
342-346 Carol
  Lane(1).........       --              600       2,398      --          --             600       2,398       2,998


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
INDUSTRIAL
ECEC(2)...........     $      (4)         1997(C)
EC I..............            (4)         1997(C)
EC II.............           (14)         1997(C)
EC III............           (41)         1997(C)
EC IV.............           (16)         1997(C)
EC V..............            22          1997(C)
EC VI.............           (20)         1997(C)
EC VII............           (51)         1997(C)
ECVIII............            --          1997(C)
EC IX.............           (13)         1997(C)
EC X..............           (44)         1997(C)
Arlington Heights
  I...............           (28)         1997(C)
Arlington Heights
  II..............           (19)         1997(C)
Arlington Heights
  III.............           (18)         1997(C)
2160 McGraw Rd....           (47)         1997(A)
4849 Groveport....           (26)         1997(A)
2400 McGraw Rd....           (18)         1997(A)
5160 Blazer
  Memorial Pkwy...           (24)         1997(A)
600 London Rd.....           (11)         1997(A)
4411 Marketing
  Place...........           (23)         1997(A)
1001 Technology
  Way.............           (40)         1997(A)
801 Technology
  Way.............           (17)         1997(A)
3818
  Grandville/1200
Northwestern(1)...           (42)         1997(A)
306-310 Era
  Drive(1)........           (15)         1997(A)
1301 Ridgeview
  Drive(1)........           (48)         1997(A)
515 Huehl Road/500
  Lindburg(1).....           (37)         1997(A)
455 Academy
  Drive(1)........           (16)         1997(A)
1051 N. Kirk
  Road(1).........           (11)         1997(A)
4211 Madison
  Street(1).......            (9)         1997(A)
200 E.
  Fullerton(1)....            (7)         1997(A)
350 Randy
  Road(1).........            (3)         1997(A)
4300,4248,4250
  Madison
  Street(1).......           (14)         1997(A)
370 Carol
  Lane(1).........            (7)         1997(A)
388 Carol
  Lane(1).........            (4)         1997(A)
941-961 Wiegel
  Drive(1)........           (41)         1997(A)
342-346 Carol
  Lane(1).........            (7)         1997(A)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

16. REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
343 Carol
  Lane(1).........    $  --        $     350   $   1,398   $  --       $  --       $     350   $   1,398   $   1,748
371-385 N. Gary
  Avenue(1).......       --              218         871      --          --             218         871       1,089
350 N. Mannheim
  Road(1).........       --               81         325      --          --              81         325         406
1600-1700 167th
  Street(1).......       --            1,073       4,291      --          --           1,073       4,291       5,364
1301 E. Tower
  Road(1).........       --            1,005       4,020      --          --           1,005       4,020       5,025
4343 Commerce
  Court(1)........       --            5,370      21,480      --          --           5,370      21,480      26,850
11039 Gage
  Avenue(1).......       --              191         767      --          --             191         767         958
11045 Gage
  Avenue(1).......       --            1,274       5,092      --          --           1,274       5,092       6,366
1401 S.
  Jefferson(1)....       --              171         685      --          --             171         685         856
4100 Madison
  Street(1).......       --               42         169      --          --              42         169         211
4160-4190 Madison
  Street(1).......       --              931       3,708      --          --             931       3,708       4,639
550 Kehoe
  Blvd.(1)........       --              686       2,743      --          --             686       2,743       3,429
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
Total.............    $ 244,544    $ 92,440,   $ 496,839   $  --       $  --       $  92,440   $ 496,839   $ 589,279
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
343 Carol
  Lane(1).........     $      (4)         1997(A)
371-385 N. Gary
  Avenue(1).......            (3)         1997(A)
350 N. Mannheim
  Road(1).........            (1)         1997(A)
1600-1700 167th
  Street(1).......           (13)         1997(A)
1301 E. Tower
  Road(1).........           (13)         1997(A)
4343 Commerce
  Court(1)........           (67)         1997(A)
11039 Gage
  Avenue(1).......            (2)         1997(A)
11045 Gage
  Avenue(1).......           (16)         1997(A)
1401 S.
  Jefferson(1)....            (2)         1997(A)
4100 Madison
  Street(1).......            (4)         1997(A)
4160-4190 Madison
  Street(1).......           (11)         1997(A)
550 Kehoe
  Blvd.(1)........            (9)         1997(A)
                    ---------------
Total.............     $  (2,338)
                    ---------------
                    ---------------

------------------------

(1) These properties are collateral for $83,500 in mortgage notes payable. See
    Note 5.

    The aggregate gross cost of the property included above, for federal income tax purposes, approximated $672,618 as of December 31, 1997.

    The following table reconciles the historical cost of the Company from November 17, 1997 to December 31, 1997.

                                                                                                      PERIOD FROM
                                                                                                      NOVEMBER 17,
                                                                                                        1997 TO
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
Additions during period -- Contributions, acquisition, improvements, etc............................   $  589,279
                                                                                                      ------------
Balance, close of period............................................................................   $  589,279
                                                                                                      ------------
                                                                                                      ------------

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

16. REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
    The following table reconciles the accumulated depreciation from November 17, 1997 to December 31, 1997.

                                                                                                      PERIOD FROM
                                                                                                      NOVEMBER 17,
                                                                                                        1997 TO
                                                                                                      DECEMBER 31,
                                                                                                          1997
                                                                                                      ------------
Additions during period--Depreciation and amortization for the period...............................   $    2,338
                                                                                                      ------------
Balance, close of period............................................................................   $    2,338
                                                                                                      ------------
                                                                                                      ------------

17. SUBSEQUENT EVENTS

    On January 14, 1998, the Company purchased 33 North Dearborn, an office building, located in Chicago, Illinois, for a purchase price of $32,250.

    On January 23, 1998, the Company paid a distributions of $.173 per Preferred Share and $.166 per Common Share, to stockholders of record on December 31, 1997.

    On January 29, 1998, the Company refinanced a portion of certain mortgage notes payable ($27,500 of the total face value of $83,500--see Note 5). The amount refinanced, with a new mortgage note payable with an initial principal balance of $29,430 (Refinanced Note). The Refinanced Note has a maturity of 10 years, bears interest at 6.85% per annum and requires monthly principal and interest payments of $205 with unpaid principal due upon maturity.

    On February 20, 1998, the Company purchased Commerce Center, an office building, located in Arlington Heights, Illinois, for a purchase price of $28,438.