Form 10-K/A
period 1997-12-31
PRIME GROUP REALTY TRUST
filed 1998-04-28
CIK 1042798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR



             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO _________


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



                                 (312) 917-1300



               Registrant's telephone number, including area code


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


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



    The aggregate market value of the shares of common stock held by non-affiliates was approximately $266,090,000 based on the closing price on the New York Stock Exchange for such shares on March 2, 1998.


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    EXPLANATORY NOTE: Part III of this Form 10-K has been intentionally omitted because this Amendment No. 1 does not effect any changes to such item. Changes to Part I and II have been made to reflect adjustments to previously reported disclosures. Such changes have no effect on the results of operations or the financial position of the Company. Additionally, the exhibits set forth in Item 14 of Part IV have been amended.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS


    The Common Shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 2, 1998, the reported closing sale price on the NYSE was $20 1/2, and there were approximately 4,100 holders of record of Common Shares. The following table sets forth the high and low closing sales prices per Common Share reported on the NYSE and the distribution paid by the Company for the period from November 17, 1997 through December 31, 1997.


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


    Additionally with the completion of the Offering and consummation of the Formation Transactions, the Company issued 2,000,000 cumulative convertible preferred shares of beneficial interest, $0.01 par value per share (the "Convertible Preferred Shares") in a private placement to Security Capital Preferred Growth Incorporated. Holders of the Convertible Preferred Shares may convert them to Common Shares on September 17, 1998 or upon the occurrence of certain events.


    The issuance of Common Units and the Convertible Preferred Shares pursuant to the Formation Transactions constitutes private placements of securities which are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA


    The following table sets forth the selected consolidated/combined financial data for the Company and the Predecessor Properties (in thousands except per share amounts) and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.


                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   ------------------------------------------------------------------------
                                                     COMPANY -
                                                   CONSOLIDATED
                                                    HISTORICAL           PREDECESSOR PROPERTIES--COMBINED HISTORICAL
                                                   -------------  ---------------------------------------------------------
                                                    PERIOD FROM    PERIOD FROM
                                                   NOVEMBER 17,    JANUARY 1,
                                                   1997 THROUGH   1997 THROUGH            YEAR ENDED DECEMBER 31,
                                                   DECEMBER 31,   NOVEMBER 16,   ------------------------------------------
                                                       1997           1997         1996       1995       1994       1993
                                                   -------------  -------------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
REVENUE:
    Rental.......................................    $   7,293      $  27,947    $  30,538  $  33,251  $  30,352  $  28,177
    Tenant reimbursements........................        2,041         12,490       14,225     14,382     12,451     10,750
    Insurance settlement.........................       --             --           --          7,257     --         --
    Other........................................          496          1,515        3,397      2,715      3,170      1,527
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Total revenue................................        9,830         41,952       48,160     57,605     45,973     40,454
                                                        ------    -------------  ---------  ---------  ---------  ---------
EXPENSES:
    Property operations..........................        2,213          8,622        9,767      9,479      8,852      8,452
    Real estate taxes............................        1,765          8,575        9,383      9,445      9,057      7,167
    Depreciation and amortization................        2,478         11,241       12,409     12,646     11,624     11,739
    Interest.....................................        1,680         24,613       26,422     27,671     25,985     22,827
    Interest--affiliate..........................       --              9,804       10,795      8,563      7,402      6,335
    Property and asset management fee--
      affiliate..................................       --              1,348        1,561      1,496      1,388      1,106
    Financing fees...............................       --              1,180        1,232     --         --         --
    General and administrative...................          267          2,414        4,927      4,508      3,727      3,657
    Provision for environmental remediation
      costs......................................       --              3,205       --         --         --         --
    Write-off of deferred tenant costs...........       --             --            3,081     13,373     --         --
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Total expenses...............................        8,403         71,002       79,577     87,181     68,035     61,283
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Income (loss) before minority interest and
      extraordinary item.........................        1,427        (29,050)     (31,417)   (29,576)   (22,062)   (20,829)
    Minority interest............................         (635)           666          894      3,281      5,393     10,531
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Net income (loss) before extraordinary item..          792        (28,384)     (30,523)   (26,295)   (16,669)   (10,298)
    Extraordinary (loss) gain on early
      extinguishment of debt, net of minority
      interests' share in the amount of $1,127...       --             65,990       --         --         --         --
                                                        ------    -------------  ---------  ---------  ---------  ---------
    Net income (loss)............................          792      $  37,606    $ (30,523) $ (26,295) $ (16,669) $ (10,298)
                                                                  -------------  ---------  ---------  ---------  ---------
                                                                  -------------  ---------  ---------  ---------  ---------
    Net income allocated to preferred
      shareholders...............................          345
                                                        ------
    Net income available to common
      shareholders...............................    $     447
                                                        ------
                                                        ------
    NET INCOME AVAILABLE PER WEIGHTED AVERAGE
      COMMON SHARE OF BENEFICIAL INTEREST-- BASIC
      AND DILUTED (1)............................    $    0.04
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

    (3) Exhibits


EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
  3.1* Articles of Amendment and Restatement of Declaration of Trust of Prime
       Group Realty Trust.
  3.2* Amended and Restated Bylaws of Prime Group Realty Trust.
  3.3* Amended and Restated Agreement of Limited Partnership of Prime Group
       Realty, L.P.
 10.1* Form of Indemnification Agreement between Prime Group Realty Trust and each of its trustees.
 10.2* Right of First Offer Agreement by and between Prime Group Realty, L.P. and
       The Prime Group, Inc..
 10.3* Share Incentive Plan.
 10.4* Employment Agreement by and between the Company and Michael W. Reschke.
 10.5* Employment Agreement by and between the Company and Richard S. Curto.
 10.6* Employment Agreement by and between the Company and W. Michael Karnes.
 10.7* Employment Agreement by and between the Company and Robert J. Rudnik.
 10.8* Employment Agreement by and between the Company and Jeffrey A. Patterson.
 10.9* Employment Agreement by and between the Company and Kevork M. Derderian.
 10.10* Employment Agreement by and between the Company and Edward S. Hadesman.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.11* Contribution Agreement dated as of October 20, 1997 by and among the Prime
       Group, Inc., Prime Group Realty, L.P., Prime Group Realty Trust, Narco
       River Business Center, Narco Tower Road Associates, Olympian Office
       Center, Tri-State Industrial Park Joint Venture, Carol Stream Industrial
       Park Joint Venture, Narco Enterprises, Inc., The Nardi Group Ltd., Narco
       Construction Inc., Nardi & Co., Nardi Asset Management, Inc. and Nardi
       Architectural, Inc. as filed as an exhibit to Registration Statement on
       Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.12* Option to Purchase Partnership Interests dated as of June 17, 1994 by and between KILICO Realty Corporation, and The Prime Group, Inc., as amended by that certain First Amendment to Option to Purchase Partnership
       Interests dated as of January 21, 1997 by and between KILICO Realty
       Corporation and The Prime Group, Inc.; as further amended by that certain
       Second Amendment to Option to Purchase Partnership Interests dated as if
       July 15, 1997 by and between KILICO Realty Corporation and The Prime
       Group, Inc as filed as an exhibit to Registration Statement on Form S-11
       (No. 333-33547) and incorporated herein by reference.
 10.13* Option Agreement Regarding 300 N. LaSalle by and between Prime Group
       Realty, L.P. and 300 N. LaSalle, L.L.C.
 10.14* Registration Rights Agreement among Prime Group Realty Trust, Prime Group
       Realty, L.P., Prime Group Limited Partnership, Primestone Investment
       Partners L.P. and the other investors named herein.
 10.15* Contribution Agreement dated as of July 8, 1997 by and among LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated June 15, 1982 and known as Trust No. 10-40113-09, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated September 7, 1994 and known as Trust No. 11-9051, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated March 30, 1984 and known as Trust No. 11-107825, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1358, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1357, LaSalle
       National Trust N.A., not personally, but solely as Trustee under Trust
       Agreement dated August 1, 1986 and known as Trust No. 11-1357, LaSalle
       National Trust N.A., not personally, but solely as Trustee under Trust
       Agreement dated January 17, 1974 and known as Trust No. 286-34, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated October 15, 1995 and known as Trust No. 11-9869, LaSalle
       National Trust, N.A., not personally, but solely as Trustee under Trust
       Agreement dated December 1, 1987 and known as Trust No. 11-2868, 310 ERA
       Limited Partnership, MacArthur Drive Properties, CLE Limited Partnership,
       500 Lindberg Limited Partnership, 515 Huehl Limited Partnership, 555 Huehl
       Limited Partnership, Sky Harbor Associates, 1001 Technology Way, LLC, The
       Grandville Road Limited Partnership, Industrial Building and Development
       Company and The Prime Group, Inc.; as amended by the First Amendment to the Contribution Agreement dated as of August 12, 1997, by and between The
       Prime Group, Inc., an Illinois corporation, and LaSalle National Trust,
       NA, t/u/t 10-40113-09 dated June 15, 1982; LaSalle National Trust, NA,
       t/u/t 11-9051 dated September 7, 1994; LaSalle National Trust, NA, t/u/t
       11-107825 dated March 30, 1984; LaSalle National Trust, NA, t/u/t 11-1358
       dated August 1, 1986; LaSalle National Trust, NA, t/u/t 11-1357 dated
       August 1, 1986; LaSalle National Trust, NA, t/u/t 286-34 dated January 17,
       1974; LaSalle National Trust, NA, t/u/t 11-9869 dated October 15, 1995;
       LaSalle National Trust, NA, t/u/t 11-2868 dated December 1, 1987 as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and
       incorporated herein by reference.
 10.16 [Deleted]

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 10.17* Formation Agreement by and among Prime Group Realty Trust, Prime Group
       Realty, L.P., Prime Group Realty Services, Inc., The Prime Group, Inc.,
       Prime Group Limited Partnership and Jeffrey A. Patterson.
 10.18* Asset Purchase Agreement by and among Continental Offices, Ltd.,
       Continental Offices Ltd. Realty and Prime Group Realty, L.P. as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and
       incorporated herein by reference.
 10.19* Non-Compete Agreement by and among Prime Group Realty Trust, The Prime
       Group, Inc. and Michael W. Reschke.
 10.20* Option Agreement dated as of August 4, 1997 by and between Lumbermens
       Mutual Casualty Company and The Prime Group, Inc. as filed as an exhibit to Registration Statement on Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.21* Amended and Restated Agreement dated as of July 15, 1997 by and among
       Kemper Investors Life Insurance Company, Federal Kemper Life Assurance
       Company, KILICO Realty Corporatio, FKLA Realty Corporation, KR 77 Fitness
       Center, Inc., 77 West Wacker Limited Partnership, K/77 Investors Limited
       Partnership, The Prime Group, Inc., Prime Group Limited Partnership and
       Prime 77 Fitness Center, Inc. as filed as an exhibit to Registration
       Statement on Form S-11 (No. 333-33547) and incorporated herein by reference.
 10.22* Agreement dated as of July 18, 1997 by and among The Prime Group, Inc.,
       KILICO Realty Corporation, KFC Portfolio Corp. and Kemper Investors Life
       Insurance Company as filed as an exhibit to Registration Statement on Form
       S-11 (No. 333-33547) and incorporated herein by reference.
 10.23* Series A Convertible Preferred Securities Agreement by and between
       Security Capital Preferred Growth Incorporated and Prime Group Realty
       Trust.
 10.24* Tax Indemnification Agreement by and between Prime Group Realty Trust and the IBD Contributors.
 10.25* Tax Indemnification Agreement by and between Prime Group Realty Trust and one of its general partners.
 10.26^ Credit Facility between Prime Group Realty Trust, BankBoston, N.A. and
       Prudential Securities Credit Corporation.
 10.27* Underwriting Agreement between Prime Group Realty Trust and Prudential
       Securities Incorporated, Friedman, Billings, Ramsey & Co., Inc., Smith
       Barney Inc. and Morgan Keegan & Company, Inc., as representatives of the other underwriters.
 10.28* Registration Rights Agreement between Prime Group Realty Trust and certain holders of Common Units of Prime Group Realty, L.P.
 10.29* Environmental Remediation and Indemnification Agreement between Prime
       Group Realty, L.P. and The Prime Group, Inc.
 10.30^ Registration Rights Agreement between Prime Group Realty Trust and
       Security Preferred Growth Incorporated.
 10.31^ Tag-Along Agreement among Prime Financing, L.P., Prime Group Limited
       Partnership, Prime Group II, L.P., Prime Group III, L.P., Prime Group IV,
       L.P., Prime Group V, L.P., The Prime Group, Inc., PG/Primestone, L.L.C.,
       and Security Capital Preferred Growth Incorporated.
 10.32^ Placement Fee Letter between Prime Group Realty Trust and Prime Group
       Realty, L.P. as Placement Agent and Security Capital Markets Group
       Incorporated.
 10.33^ Indemnification Agreement between Prime Group Realty, L.P. and The Prime
       Group, Inc.
 12.1* Statements re: computation of ratios.

EXHIBIT
 NO.   DESCRIPTION
------ --------------------------------------------------------------------------
 19.1* Form of Common Share Certificate.
 19.2* Form of Convertible Preferred Share certificate.
 22.1* List of subsidiaries.
 27.1* Financial Data Schedule.


------------------------


 *  previously filed



^  filed herewith



(a) Reports on Form 8-K


    On December 30, 1997, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. On January 14, 1998, the Company filed a report on Form 8-K relating to the acquisition of certain real estate properties. The Company filed the required financial statements and information under cover of Form 8-K/A on February 27, 1998.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 1998.



                                PRIME GROUP REALTY TRUST

Dated: April 24, 1998                      /s/ RICHARD S. CURTO
                                ------------------------------------------
                                             Richard S. Curto
                                           PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER

Dated: April 24, 1998                     /s/ WILLIAM M. KARNES
                                ------------------------------------------
                                            William M. Karnes
                                       EXECUTIVE VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ MICHAEL W. RESCHKE      Chairman of the Board and
------------------------------    Trustee                      April 24, 1998
      Michael W. Reschke

     /s/ RICHARD S. CURTO       President, Chief Executive
------------------------------    Officer and Trustee          April 24, 1998
       Richard S. Curto

     /s/ KATHRYN A. DEANE       Vice President and
------------------------------    Controller                   April 24, 1998
       Kathryn A. Deane

     /s/ STEPHEN J. NARDI       Trustee
------------------------------                                 April 24, 1998
       Stephen J. Nardi

    /s/ JAMES R. THOMPSON       Trustee
------------------------------                                 April 24, 1998
      James R. Thompson

    /s/ JACQUE M. DUCHARME      Trustee
------------------------------                                 April 24, 1998
      Jacque M. Ducharme

 /s/ CHRISTOPHER J. NASSETTA    Trustee
------------------------------                                 April 24, 1998
   Christopher J. Nassetta

     /s/ THOMAS J. SAYLAK       Trustee
------------------------------                                 April 24, 1998
       Thomas J. Saylak

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
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Amortization of costs for leases assumed (included in
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

            CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

Supplemental disclosure of non-cash investing and financing activities:

The following assets and liabilities (Represents the Predecessor Properties,
  $12,000 of bonds receivable, $241 of other assets and $368 of other liabilities contributed by the Predecessor. The bonds receivable have been netted against the corresponding bonds payable of the Predecessor Properties.) were contributed by certain minority interest partners to the Company on November 17, 1997:
Real estate, net..................................................................  $ 243,637
Cash and cash equivalents.........................................................      3,737
Tenant receivable.................................................................     41,813
Deferred costs, net...............................................................     25,270
Other assets......................................................................        885
                                                                                    ---------
Total assets......................................................................    315,342

Mortgage notes payable............................................................    241,432
Bonds payable.....................................................................     74,450
Accrued interest payable..........................................................      1,420
Accrued real estate taxes.........................................................     10,359
Accounts payable and accrued expenses.............................................      7,711
Liabilities for leases assumed....................................................      6,108
Other liabilities.................................................................      2,529
Minority interests................................................................     (6,564)
                                                                                    ---------
Total liabilities and minority interests..........................................    337,445
                                                                                    ---------
Predecessor owners' net contribution..............................................  $ (22,103)
                                                                                    ---------
                                                                                    ---------

    The following represents non-cash activity for the Company during the period from November 17, 1997 to December 31, 1997:

Mortgage note receivable...........................................................  $   5,100
Real estate........................................................................     48,814
                                                                                     ---------
                                                                                     $  53,914
                                                                                     ---------
                                                                                     ---------
Debt assumed.......................................................................  $  10,396
Partnership units issued to minority interest......................................     42,088
Step-up in basis from purchase of third-party owner's interest in predecessor......      1,430
                                                                                     ---------
                                                                                     $  53,914
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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY


    Prime Group Realty Trust (together with its consolidated subsidiaries and unconsolidated investment subsidiary, the "Company") was organized in Maryland on July 21, 1997. The Company was formed to continue the business of The Prime Group, Inc. and certain of its affiliates (collectively "PGI"). The Company will make an election to qualify as a real estate investment trust ("REIT") for the period ended December 31, 1997, under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed an initial public offering (the "Offering") of 12,380,000 Common Shares of Beneficial Interest ("Common Shares") at $20.00 per share and the private placement (the "Private Placement") of 2,000,000 Cumulative Convertible Preferred Shares of Beneficial Interest ("Preferred Shares") at $20.00 per share. Net of underwriting discounts and expenses, the Company received approximately $260,792 in net proceeds from the Offering and Private Placement. On December 12, 1997, the underwriters of the Offering exercised their overallotment option to purchase 600,000 Common Shares at $20.00 per share ("Overallotment"). The Company received net proceeds of approximately $11,160 on December 15, 1997, with respect to the Overallotment.



    Upon consummation of the Offering and Private Placement, the Company contributed the initial net proceeds from the Offering and Private Placement in exchange for 12,380,000 common units of partnership interest ("Common Units") and 2,000,000 preferred units of partnership interest ("Preferred Units") in Prime Group Realty, L.P. (the "Operating Partnership"). The Operating Partnership also sold 4,569,893 Common Units for $85,000 to Primestone Joint Venture ("Primestone"--PGI obtained a 60% ownership interest in Primestone in exchange for the contribution of 3,375,000 of its Common Units received from the contribution of its interest in the Prime Properties to the Operating Partnership described below. Primestone has a 34.2% limited partner ownership interest in the Operating Partnership at December 31, 1997). The Operating Partnership used such proceeds primarily to repay certain mortgages and other indebtedness, acquire interests in certain of the properties ("Prime Properties") owned or controlled by PGI (the "Predecessor") and other contributors (defined below) and purchase various office and industrial properties from unaffiliated third parties. The Company contributed the net proceeds from the Overallotment to the Operating Partnership in exchange for 600,000 Common Units. The Operating Partnership, in turn, used such proceeds primarily for property acquisitions.



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



    Upon consummation of the Offering, PGI contributed its interest in the Prime Properties to the Operating Partnership in exchange for 3,465,000 Common Units (after the contribution of 3,375,000 Common Units to Primestone, PGI has a 0.5% direct limited partner interest in the Operating Partnership at December 31,
1997), and received approximately $6,487 for the reimbursement of formation costs advanced by PGI. A senior executive of the Company contributed his interest in the Prime Properties to the Operating Partnership in exchange for 110,000 Common Units (a 0.5% limited partner interest of the Operating Partnership at December 31, 1997). In addition, the Operating Partnership was required to acquire a third-party ownership interest in certain of the Prime Properties for $1,797, resulting in a step-up in the basis of real estate of $3,227. Certain individuals (collectively, the "Contributors") contributed their

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

1. FORMATION AND ORGANIZATION OF THE COMPANY (CONTINUED)

ownership interests in various properties, including the related debt, to the Operating Partnership in exchange for cash of approximately $15,761 and 1,849,417 Common Units (a 3.9% general partner interest of the Operating Partnership and a 3.9% limited partner interest of the Operating Partnership at December 31, 1997), valued at $20.00 per unit (total value of $36,988). These properties, along with other acquired properties are controlled by the Operating Partnership (the "New Entities") and are described below. PGI, the senior executive and the Contributors have been reflected as minority interest in the consolidated financial statements of the Company.


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


    The Prime Properties consisted of the following at November 16, 1997:


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

Arlington Heights II, L.P.                      Arlington Heights II

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

to rental revenue over the life of the respective lease. The deferred charge and related liability are adjusted for changes in the expected benefits from subleases. During the period from January 1, 1997 to November 16, 1997 and for the year ended December 31, 1996, 77 West Wacker wrote off $1,049 and $3,893, respectively, of deferred charges and reduced the related liability due to changes in the estimated benefits from subleases.


RENTAL REVENUE


    Rental revenue is recorded on the straight-line method over the terms of the related lease agreements. As a result, $180 and $487 of cash was received in excess of recorded rental revenue during the period from November 17, 1997 to December 31, 1997 and the period from January 1, 1997 to November 16, 1997, respectively, and $645 and $8,779 of noncash rent was recorded as rental revenue during the years ended December 31, 1996 and 1995, respectively, and included in accounts receivable. As of December 31, 1997 and 1996, the balance of the accounts receivable relating to the straight-lining of rental revenue is $37,784 and $38,451, respectively.


INTEREST RATE SWAP AGREEMENT


    77 West Wacker has entered into an interest rate swap agreement to effectively convert its variable-rate borrowing into a fixed-rate obligation. (The agreement was terminated November 16, 1997 -- see Note 5).


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

INCOME TAXES


    Commencing with the period ended December 31, 1997, it is the intent of the Company to qualify as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that is distributes at least 95% of

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.


    As of December 31, 1997, for income tax purposes, tenant receivables have a basis of $3,744, real estate has a gross and net basis of $672,618 and $647,565, respectively, and deferred costs have a gross and net basis of $43,835 and $28,472, respectively.



    The Partnerships pay no income taxes, and the income or loss from the Partnerships is included on the respective income tax returns of the Partners.


3. MORTGAGE NOTE RECEIVABLE


    On December 16, 1997, the Company acquired the first mortgage note encumbering the office property known as 180 North LaSalle Street, which is a 39-story office building, located in Chicago, Illinois, that contains 729,000 square feet of rentable space, including 15,000 square feet of retail space and is approximately 81% leased at December 31, 1997. The first mortgage note, which has a face value of $63,329 at December 31, 1997 and an interest rate of 8.25%, was purchased for approximately $51,163 in cash and $5,100 in Common Units (256,572 Common Units, a 1.1% limited partner interest in the Operating Partnership at December 31, 1997). Included in the purchase was an option, exercisable until July 30, 2000, to acquire the existing $85.0 million second mortgage on the property for 220,000 Common Units (5,000 Common Units per month during the option period which are non-refundable) of the Operating Partnership (subject to certain adjustments as defined) and an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000. The Company will also provide property management and leasing services for the property pursuant to a 10-year management and leasing contract.


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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

5. MORTGAGE NOTES AND BONDS PAYABLE


                                                                                                DECEMBER 31
                                                                                         -------------------------
                                                                                             1997          1996
                                                                                         -------------  ----------

Line-of-credit (Line-of-Credit) with various financial institutions, collateralized by the 77 West Wacker Building with maximum draw of $235,000, bearing interest at rates ranging from the higher of prime rate or federal funds rate plus 1/2%, to Eurodollar rate plus 1.2% to 1.5%, per annum (7.23% at December 31, 1997), as defined, with interest payable monthly and principal due November 2000. The Line-of-Credit has also been used to provide letters-of-credit totaling $75,848 as of December 31, 1997, on
  bonds payable described below........................................................  $     159,000  $   --

Mortgage note payable to a financial institution, collateralized by 1001 Technology
  Way, interest at 8.3% per annum with principal and interest payable monthly through
  October 2011.........................................................................          6,412      --

Mortgage notes payable to a financial institution, collateralized by various of the New
  Entities, interest at 7.19% per annum with interest payable monthly and principal due
  April 30, 1998 (See Notes 16 and 17.)................................................         83,500      --

Mortgage note payable to a financial institution collateralized by Continental Towers, interest at prime rate (8.50% at December 31, 1997) per annum with principal and
  interest payable monthly through January 1998........................................            698      --

Mortgage notes payable to various commercial lenders(A)................................       --           229,361

Mortgage notes payable to various financial institutions, interest at variable rate of prime plus 1/2% per annum and a fixed rate of 7.375% per annum with principal and
  interest payable monthly through October 1998........................................       --             6,525
                                                                                         -------------  ----------

                                                                                         $     249,610  $  235,886
                                                                                         -------------  ----------
                                                                                         -------------  ----------
Bonds payable:
  Variable rate taxable and tax-exempt bonds issued by various state and local
    government authorities(B),(C)......................................................  $      74,450  $   74,450
                                                                                         -------------  ----------
                                                                                         -------------  ----------


------------------------


(A) 77 West Wacker had entered into a mortgage note agreement (Agreement) with a consortium of commercial lenders providing a maximum loan of $230,000 (Loan) and was collateralized by a first mortgage on the 77 West Wacker Building. The Loan was repaid with proceeds of the Offering and Private Placement. Under the terms of the Agreement, 77 West Wacker made monthly interest-only payments. Interest was calculated using certain variable rate indices, as defined. To reduce the impact of increases in interest rates, 77 West Wacker also entered into an interest rate swap agreement with affiliates of one of 77 West Wacker's Third Party owners (Counterparties) for the outstanding principal balance on the Agreement up to a maximum principal amount of $230,000. Under the terms of the interest rate swap agreement, 77 West Wacker paid the Counterparties interest monthly at a

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

5. MORTGAGE NOTES AND BONDS PAYABLE (CONTINUED) fixed rate of 10% per annum. 77 West Wacker was to receive monthly interest payments from the Counterparties at the variable rate and was then responsible for making the monthly interest payments required under the terms of the Agreement. 77 West Wacker incurred $692 of fees to terminate the swap agreement, which have been reflected in the extraordinary item -- extinguishment of debt in the period from January 1, 1997 to November 16, 1997.

(B) Permanent financing for the development of certain industrial properties has been provided by $48,150 of tax exempt industrial development revenue bonds (Bonds). (See Note 6--on December 13, 1995, and on May 20, 1996, the Bonds were acquired by independent third party financial institutions from an affiliate of PGI.) The Bonds mature on June 1, 2022.


   Under the terms of the Bond loan agreements, the borrowing partnerships are to make interest-only payments monthly, calculated using a floating rate determined by the Remarketing Agent of the Bonds. The rates ranged from 3.35% to 4.75% during 1997, 2.85% to 4.40% during 1996, and 5.25% to 5.51%
    during 1995. The rate at both December 31, 1997 and December 31, 1996, was 4.40%.


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


(C) Permanent financing for the development of certain office properties has been provided by $26,300 of tax exempt industrial revenue bonds (IRBs). The IRB's mature on December 1, 2014. Under the terms of the IRB agreements, the borrowing Partnerships are to make interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the IRBs. The rates ranged from 3.35% to 3.85% during 1997, 3.40% to 4.05% during 1996, and 3.40% to 4.50% during 1995. The rates at December 31, 1997, were 3.85% and at December 31, 1996, were 3.50%.


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

6. MORTGAGE NOTES AND BONDS PAYABLE--AFFILIATES


                                                                                                      DECEMBER 31
                                                                                                  --------------------
                                                                                                    1997       1996
                                                                                                  ---------  ---------
Mortgage note payable--Limited partner, collateralized by 801 Technology Way, interest at 7.0%
  per annum, with principal and interest due January 2, 1998....................................  $   3,984  $      --
Mortgage notes payable--Affiliate(A)............................................................     --         99,357
Mortgage note payable--Affiliate; interest at 9.5% per annum with interest payable quarterly and
  principal and accrued interest due on maturity date of March 7, 1998..........................     --            290
                                                                                                  ---------  ---------
                                                                                                  $   3,984  $  99,647
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------
Bonds payable--Affiliate:
Variable rate taxable and tax-exempt bonds issued by state and local government authorities(B)    $  --      $  12,000
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------


------------------------


(A) 77 West Wacker had entered into a 11% subordinate loan agreement with affiliates of its Third Party owner for a maximum disbursement amount of $60,000. A portion of the loan was repaid ($4,895) with proceeds of the Offering and the Private Placement, and a portion was considered repaid from the swap agreement between PGI and the Third Party related to the Loan in
    Note 5 ($42,584 was recorded as a contribution from PGI in the period from January 1, 1997 to November 17, 1997) and the remainder was forgiven ($67,847), as of November 16, 1997 and included in the extraordinary item -- extinguishment of debt in the period from January 1, 1997 to November 16, 1997. As of December 31, 1996 and 1995, $56,787 and $50,896, respectively, has been funded under this agreement, and $40,873 and $30,871, respectively, of accrued interest and $1,697 and $1,175, respectively, of standby loan fees, have been added to the principal balance in accordance with the terms of the agreement. The Third Party owner has provided a guarantee of 77 West Wacker's first mortgage note payable and charges 77 West Wacker a standby loan fee, as defined, which is included as a component of interest expense. Standby loan fees incurred were $460 for the period from January 1, 1997 to November 16, 1997, and $522 and $498 for the years ended December 31, 1996 and 1995, respectively, (included in general and administrative expenses in the combined statements of operations of the Predecessor). Under the terms of the subordinate loan agreement, 77 West Wacker was not required to make any periodic principal or interest payments prior to the date of stabilization, as defined; unpaid interest is added to the principal balance monthly. Subsequent to the date of stabilization, as

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

6. MORTGAGE NOTES AND BONDS PAYABLE--AFFILIATES (CONTINUED) defined, monthly payments of interest only are payable to the extent of available cash flow, as defined, during the operating period, with the entire outstanding balance due upon maturity.


(B) Permanent financing for the development of certain industrial properties has been provided by $12,000 of tax exempt bonds which were converted to taxable debt industrial development revenue bonds (IDBs). The Bonds mature on June 1, 2022. On November 17, 1997, PGI contributed the related bond receivables held by an affiliate as part of its contribution to the Operating Partnership. On December 13, 1995, $60,150 of IDBs were acquired by an affiliate of PGI from the Third Party. On December 13, 1995, $28,300 and on May 20, 1996, $19,850 of the IDBs were sold to independent third party financial institutions by the affiliate of PGI.



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


    Total interest paid on the mortgage notes payable and bonds payable to affiliates was $32 for the period from January 1, 1997 to November 16, 1997 and $1,256 and $3,538 for the years ended December 31, 1996 and 1995, respectively. No interest was paid for the period from November 17, 1997 to December 31, 1997.


7. FUTURE MINIMUM LEASE INCOME AND PAYMENTS


    The Company has entered into lease agreements with lease terms ranging from one year to twenty years. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.


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


    In addition, as a part of lease agreements entered into with certain tenants of 77 West Wacker Building, 77 West Wacker assumed the tenants' leases at other properties and subsequently executed subleases for certain of the assumed lease space. Net future minimum rental payments due under leases assumed and subleases executed through December 31, 1997, are as follows:


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


    Dividends on the Preferred Shares are payable quarterly at the greater of:
(i) (x) an annual rate equal to the product of the Issue Price ($20.00) multiplied by 0.07% for Dividend Periods ending before November 17, 1998 (The Company declared a dividend of $0.173 per Preferred Share on December 31, 1997.), and (y) an annual rate equal to the product of the Issue Price multiplied by 0.075% for dividend periods ending after November 17, 1998, or
(ii) the regular cash dividends (determined on each dividend payment date) on the Common Shares, or portion thereof, into which a Preferred Share is convertible. The amount of dividends referred to in clause (i) above payable for each full dividend period on the Preferred Shares, other than the dividend period commencing October 1, 1998, shall be computed by dividing the annual dividend rate by four. For the dividend period commencing October 1, 1998, the amount of dividends through November 17, 1998, on the Preferred Shares shall be computed by dividing the product of the Issue Price times 0.07% by 365 and multiplying the result by the number of days from October 1, 1998 through November 17, 1998 and dividends from November 18, 1998 through December 31, 1998, on the Preferred Shares shall be computed by dividing the product of the Issue Price times .075% by 365 and multiplying the result by the number of days from November 18, 1998 through December 31, 1998. The amount of dividends referred to in clause (ii) above shall equal the number of Common Shares, or portion thereof, into which a Preferred Share will be convertible on or after the conversion date as defined, multiplied by the most current quarterly dividend on a Common Share on or before the applicable dividend payment date. The Preferred Shares are convertible into shares of Common Shares, at the shareholders' option, upon the earliest to occur of: (i) September 17, 1998,
(ii) the first day on which a change of control occurs, as defined, (iii) the occurrence of a REIT termination event, as defined, or (iv) such date as determined by the Company (the Conversion Date), to convert all or any portion of such shares (or such shares as determined by the Company if pursuant to clause (iv) above) into the number of fully paid and non-assessable Common Shares obtained by dividing the aggregate Liquidation Preference Amount of such shares by the conversion price by surrendering such shares to be converted. In the case of Preferred Shares called for redemption, conversion rights shall expire at the close of business on the fifth business day prior to the redemption date fixed for such redemption.


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

9. EARNINGS PER SHARE


    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the period from November 17, 1997 to December 31, 1997:



Numerator:
  Net income available to common shareholders...................  $     447
                                                                  ---------
                                                                  ---------
Denominator:
  Weighted-average common shares of beneficial interest.........  12,593,000
                                                                  ---------
                                                                  ---------
Net income available per weighted-average common share of
  beneficial interest--basic and diluted........................  $     .04
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


    Under the Plan, up to 1,850,000 Common Shares may be issued or transferred to participants. The maximum aggregate number of Common Shares and Share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards,

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

will be 200,000. This limit will apply regardless of whether such compensation is paid in Common Shares or Share equivalent units.


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

11. RELATED PARTY TRANSACTIONS (CONTINUED)

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

    Amounts due to affiliates are for amounts due for advances made by affiliates. Amounts due from affiliates are for advances made by the Partnership to affiliates. Amounts due from and due to affiliates bore interest at prime plus 2% and were payable upon demand. Any unpaid amounts due to affiliates or

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

11. RELATED PARTY TRANSACTIONS (CONTINUED)

amounts due from affiliates as of November 16, 1997, have been reflected as distributions to or contributions from PGI.


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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
MORTGAGE NOTES AND BONDS PAYABLE


    The carrying amount of the Company's and the PGI Partnerships' variable and fixed rate borrowings approximates fair value based on the current borrowing rate for similar types of borrowing arrangements.


    The carrying amount of accrued interest in the consolidated and combined balance sheets approximates fair value.

14. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in legal actions arising during the normal course of business. Management believes that the ultimate outcome of those actions will not materially affect the Company's consolidated financial position.


    All of the Prime Properties and New Entities were subject to Phase I or similar environmental assessment by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Management is aware of contamination at certain of the industrial properties included in the Prime Properties, which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. However, the outcome of the lawsuits cannot yet be determined and the actual cost to be incurred by the Company cannot yet be determined. During 1997, the PGI Partnerships recorded a liability of $3,205 (included in accounts payable and accrued expenses at December 31, 1997). PGI has contractually agreed to indemnify the Company from any environmental liabilities the Company may incur.


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

    The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the Offering, the Private Placement, and the Overallotment had occurred at the dates indicated above, nor do they purport to represent the future results of operations of the Company.

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
                                  (UNAUDITED)


                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                       1997          1996
                                                                   ------------  ------------
Total revenue....................................................   $  100,465    $   98,515
                                                                   ------------  ------------
                                                                   ------------  ------------
Net income.......................................................   $    9,328    $    7,797
                                                                   ------------  ------------
                                                                   ------------  ------------
Earnings per common share........................................   $     0.50    $     0.38
                                                                   ------------  ------------
                                                                   ------------  ------------


16. REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
OFFICE
77 W.Wacker Bldg..    $ 159,000    $  17,637   $ 162,755   $  --       $  --       $  17,637   $ 162,755   $ 180,392
Nashville Office
  Bldg............        4,800        1,530       7,072      --          --           1,530       7,072       8,602
Professional
  Plaza...........        9,000       --           7,090      --          --          --           7,090       7,090
Old Kingston......        3,500          378       2,808      --          --             378       2,808       3,186
Two Center
  Square..........        9,000       --           7,379      --          --          --           7,379       7,379
Triad Parking
  Facility........       --              507       1,046      --          --             507       1,046       1,553
Hammond Enterprise
  Center..........       --               26         614      --          --              26         614         640
Chicago Enterprise
  Center..........       --              775         975      --          --             775         975       1,750
1990 Algonquin
  Road(1).........       --            1,554       6,393      --          --           1,554       6,393       7,947
2010 Algonquin
  Road(1).........       --              509       2,044      --          --             509       2,044       2,553
555 Huehl
  Road(1).........       --            1,291       5,164      --          --           1,291       5,164       6,455
1669 Woodfield
  Road(1).........       --            1,962       7,853      --          --           1,962       7,853       9,815
475 Superior
  Avenue..........       --            2,700      10,801      --          --           2,700      10,801      13,501
2205-2255
  Enterprise
  Drive(1)........       --            2,304       9,259      --          --           2,304       9,259      11,563
280 Shuman Blvd...       --            1,264       5,056      --          --           1,264       5,056       6,320
Continental
  Towers..........          698       21,831      87,324      --          --          21,831      87,324     109,155
2675 Mayfair......       --            1,613       6,450      --          --           1,613       6,450       8,063

INDUSTRIAL
ECEC..............       --               27         533      --          --              27         533         560
EC I..............        2,900          595      --          --          --             595      --             595
EC II.............        5,000           18       2,360      --          --              18       2,360       2,378


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
OFFICE
77 W.Wacker Bldg..     $    (835)         1997(C)
Nashville Office
  Bldg............           (29)         1997(C)
Professional
  Plaza...........           (71)         1997(C)
Old Kingston......           (25)         1997(C)
Two Center
  Square..........           (74)         1997(C)
Triad Parking
  Facility........            (5)         1997(C)
Hammond Enterprise
  Center..........            (4)         1997(C)
Chicago Enterprise
  Center..........          (162)         1997(C)
1990 Algonquin
  Road(1).........           (19)         1997(A)
2010 Algonquin
  Road(1).........            (6)         1997(A)
555 Huehl
  Road(1).........           (27)         1997(A)
1669 Woodfield
  Road(1).........           (24)         1997(A)
475 Superior
  Avenue..........           (29)         1997(A)
2205-2255
  Enterprise
  Drive(1)........           (27)         1997(A)
280 Shuman Blvd...           (16)         1997(A)
Continental
  Towers..........          (126)         1997(A)
2675 Mayfair......            (1)         1997(A)
INDUSTRIAL
ECEC..............            (4)         1997(C)
EC I..............            (4)         1997(C)
EC II.............           (14)         1997(C)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

16. REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
EC III............    $   4,500    $      20   $   7,038   $  --       $  --       $      20   $   7,038   $   7,058
EC IV.............        2,600           11       1,217      --          --              11       1,217       1,228
EC V..............        5,000           81       2,883      --          --              81       2,883       2,964
EC VI.............        4,900          101       2,936      --          --             101       2,936       3,037
EC VII............        7,200          548       4,968      --          --             548       4,968       5,516
EC VIII...........        7,000          151       2,493      --          --             151       2,493       2,644
EC IX.............        4,750          269       1,127      --          --             269       1,127       1,396
EC X..............        4,300          275       2,836      --          --             275       2,836       3,111
Arlington Heights
  I...............       --              617       2,638      --          --             617       2,638       3,255
Arlington Heights
  II..............       --              456       2,062      --          --             456       2,062       2,518
Arlington Heights
  III.............       --              452       1,938      --          --             452       1,938       2,390
2160 McGraw Rd....       --              904       3,617      --          --             904       3,617       4,521
4849 Groveport....       --              507       2,030      --          --             507       2,030       2,537
2400 McGraw Rd....       --              348       1,392      --          --             348       1,392       1,740
5160 Blazer
  Memorial Pkwy...       --              470       1,880      --          --             470       1,880       2,350
600 London Rd.....       --              223         890      --          --             223         890       1,113
4411 Marketing
  Place...........       --              445       1,780      --          --             445       1,780       2,225
1001 Technology
  Way.............        6,412        1,909       7,637      --          --           1,909       7,637       9,546
801 Technology
  Way.............        3,984          813       3,253      --          --             813       3,253       4,066
3818
  Grandville/1200
Northwestern(1)...       --            2,125       8,505      --          --           2,125       8,505      10,630
306-310 Era
  Drive(1)........       --              719       2,878      --          --             719       2,878       3,597
1301 Ridgeview
  Drive(1)........       --            2,287       9,148      --          --           2,287       9,148      11,435
515 Huehl Road/500
  Lindburg(1).....       --            1,775       7,100      --          --           1,775       7,100       8,875
455 Academy
  Drive(1)........       --              754       3,018      --          --             754       3,018       3,772
1051 N. Kirk
  Road(1).........       --              911       3,645      --          --             911       3,645       4,556
4211 Madison
  Street(1).......       --              690       2,759      --          --             690       2,759       3,449
200 E.
  Fullerton(1)....       --              525       2,100      --          --             525       2,100       2,625
350 Randy
  Road(1).........       --              267       1,063      --          --             267       1,063       1,330
4300,4248,4250
  Madison
  Street(1).......       --            1,147       4,588      --          --           1,147       4,588       5,735
370 Carol
  Lane(1).........       --              527       2,107      --          --             527       2,107       2,634
388 Carol
  Lane(1).........       --              332       1,329      --          --             332       1,329       1,661
941-961 Wiegel
  Drive(1)........       --            3,268      13,060      --          --           3,268      13,060      16,328
342-346 Carol
  Lane(1).........       --              600       2,398      --          --             600       2,398       2,998
343 Carol
  Lane(1).........       --              350       1,398      --          --             350       1,398       1,748
371-385 N. Gary
  Avenue(1).......       --              218         871      --          --             218         871       1,089


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
EC III............     $     (41)         1997(C)
EC IV.............           (16)         1997(C)
EC V..............            22          1997(C)
EC VI.............           (20)         1997(C)
EC VII............           (51)         1997(C)
EC VIII...........            --          1997(C)
EC IX.............           (13)         1997(C)
EC X..............           (44)         1997(C)
Arlington Heights
  I...............           (28)         1997(C)
Arlington Heights
  II..............           (19)         1997(C)
Arlington Heights
  III.............           (18)         1997(C)
2160 McGraw Rd....           (47)         1997(A)
4849 Groveport....           (26)         1997(A)
2400 McGraw Rd....           (18)         1997(A)
5160 Blazer
  Memorial Pkwy...           (24)         1997(A)
600 London Rd.....           (11)         1997(A)
4411 Marketing
  Place...........           (23)         1997(A)
1001 Technology
  Way.............           (40)         1997(A)
801 Technology
  Way.............           (17)         1997(A)
3818
  Grandville/1200
Northwestern(1)...           (42)         1997(A)
306-310 Era
  Drive(1)........           (15)         1997(A)
1301 Ridgeview
  Drive(1)........           (48)         1997(A)
515 Huehl Road/500
  Lindburg(1).....           (37)         1997(A)
455 Academy
  Drive(1)........           (16)         1997(A)
1051 N. Kirk
  Road(1).........           (11)         1997(A)
4211 Madison
  Street(1).......            (9)         1997(A)
200 E.
  Fullerton(1)....            (7)         1997(A)
350 Randy
  Road(1).........            (3)         1997(A)
4300,4248,4250
  Madison
  Street(1).......           (14)         1997(A)
370 Carol
  Lane(1).........            (7)         1997(A)
388 Carol
  Lane(1).........            (4)         1997(A)
941-961 Wiegel
  Drive(1)........           (41)         1997(A)
342-346 Carol
  Lane(1).........            (7)         1997(A)
343 Carol
  Lane(1).........            (4)         1997(A)
371-385 N. Gary
  Avenue(1).......            (3)         1997(A)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
          AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

           (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND UNIT AMOUNTS)

16. REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                              COST CAPITALIZED
                                      INITIAL COST TO          SUBSEQUENT TO
                                                                                         GROSS AMOUNT CARRIED
                                          COMPANY               ACQUISITION              AT DECEMBER 31, 1997
                                   ----------------------  ----------------------  ---------------------------------
                    DECEMBER 31,               BUILDING                BUILDING                BUILDING
                        1997                      AND                     AND                     AND
                    -------------              IMPROVE-                IMPROVE-                IMPROVE-
DESCRIPTION         ENCUMBRANCES     LAND        MENTS       LAND        MENTS       LAND        MENTS       TOTAL
------------------  -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
350 N. Mannheim
  Road(1).........    $  --        $      81   $     325   $  --       $  --       $      81   $     325   $     406
1600-1700 167th
  Street(1).......       --            1,073       4,291      --          --           1,073       4,291       5,364
1301 E. Tower
  Road(1).........       --            1,005       4,020      --          --           1,005       4,020       5,025
4343 Commerce
  Court(1)........       --            5,370      21,480      --          --           5,370      21,480      26,850
11039 Gage
  Avenue(1).......       --              191         767      --          --             191         767         958
11045 Gage
  Avenue(1).......       --            1,274       5,092      --          --           1,274       5,092       6,366
1401 S.
  Jefferson(1)....       --              171         685      --          --             171         685         856
4100 Madison
  Street(1).......       --               42         169      --          --              42         169         211
4160-4190 Madison
  Street(1).......       --              931       3,708      --          --             931       3,708       4,639
550 Kehoe
  Blvd.(1)........       --              686       2,744      --          --             686       2,744       3,430
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
Total.............    $ 244,544    $  92,440   $ 496,839   $  --       $  --       $  92,440   $ 496,839   $ 589,279
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                    -------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------


                     DECEMBER 31,
                         1997
                    ---------------      DATE OF
                      ACCUMULATED    ACQUISITION(A)
DESCRIPTION         DEPRECIATION(1)  CONTRIBUTION(C)
------------------  ---------------  ---------------
350 N. Mannheim
  Road(1).........     $      (1)         1997(A)
1600-1700 167th
  Street(1).......           (13)         1997(A)
1301 E. Tower
  Road(1).........           (13)         1997(A)
4343 Commerce
  Court(1)........           (67)         1997(A)
11039 Gage
  Avenue(1).......            (2)         1997(A)
11045 Gage
  Avenue(1).......           (16)         1997(A)
1401 S.
  Jefferson(1)....            (2)         1997(A)
4100 Madison
  Street(1).......            (4)         1997(A)
4160-4190 Madison
  Street(1).......           (11)         1997(A)
550 Kehoe
  Blvd.(1)........            (9)         1997(A)
                    ---------------
Total.............     $  (2,338)
                    ---------------
                    ---------------


------------------------

(1) These properties are collateral for $83,500 in mortgage notes payable. See
    Note 5.


    The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $708,267 as of December 31, 1997.


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


    On January 23, 1998, the Company paid distributions of $.173 per Preferred Share and $.166 per Common Share, to stockholders of record on December 31, 1997.



    On January 29, 1998, the Company refinanced a portion of certain mortgage notes payable ($27,500 of the total face value of $83,500--see Note 5), with a new mortgage note payable with an initial principal balance of $29,430 (Refinanced Note). The Refinanced Note has a maturity of 10 years, bears interest at 6.85% per annum and requires monthly principal and interest payments of $205 with unpaid principal due upon maturity.


    On February 20, 1998, the Company purchased Commerce Center, an office building, located in Arlington Heights, Illinois, for a purchase price of $28,438.