Form 10-Q
period 1998-03-31
PRIME GROUP REALTY TRUST
filed 1998-05-15
CIK 1042798

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.   20549

                                      FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  1-13589

                               PRIME GROUP REALTY TRUST
                (Exact name of registrant as specified in its charter)

         MARYLAND                                         36-4173047
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois                60601
    (Address of principal executive offices)                    (Zip Code)

                                   (312)  917-1300
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 14, 1998, 15,572,494 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                   Form 10-Q

                                     INDEX

Part I:  Financial Information

Item 1.   Financial Statements (Unaudited)                               PAGE

          Consolidated Balance Sheets of Prime Group Realty
            Trust as of March 31, 1998 and December 31, 1997               3

          Consolidated Statement of Income of Prime Group Realty
            Trust for the Three Months Ended March 31, 1998
            and the Combined Statement of Operations of the
            Predecessor Properties (predecessor to Prime Group
            Realty Trust) for the Three Months Ended March 31, 1997        4

          Consolidated Statement of Cash Flows of Prime Group
            Realty Trust for the Three Months Ended March 31, 1998
            and the Combined Statement of Cash Flows of the
            Predecessor Properties (predecessor to Prime Group
            Realty Trust) for the Three Months Ended March 31, 1997    5 - 6

          Notes to Consolidated and Combined Financial Statements
            of Prime Group Realty Trust and of the Predecessor
            Properties (predecessor to Prime Group Realty Trust)      7 - 10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11 - 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15

Part II:  Other Information

Item 1.  Legal Proceedings                                                16
Item 2.  Changes in Securities                                            16
Item 3.  Defaults Upon Senior Securities                                  16
Item 4.  Submission of Matters to a Vote of Security Holders              16
Item 5.  Other Information                                                16
Item 6.  Exhibits and Reports on Form 8-K                            16 - 18

Signatures                                                                19

                            Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                               Prime Group Realty Trust
                             Consolidated Balance Sheets
                          (000's omitted, except share data)
                                     (Unaudited)



                                                        March 31, 1998         December 31, 1997
ASSETS
Real estate, at cost:
  Land                                                    $ 136,974             $   92,440
  Building and improvements                                 599,123                496,839
                                                          ---------             ----------
                                                            736,097                589,279
  Accumulated depreciation                                   (6,982)                (2,338)
                                                          ---------             ----------
                                                            729,115                586,941
Mortgage note receivable                                     56,749                 56,263
Cash and cash equivalents                                     9,587                 11,969
Tenant receivables                                            3,978                  3,897
Restricted cash-escrows                                      29,928                  3,175
Deferred rent receivable                                     37,887                 37,751
Deferred costs, net                                          32,203                 28,472
Due from affiliates                                           5,503                  5,258
Other                                                        13,293                  7,742
                                                          ---------             ----------
Total assets                                               $918,243               $741,468
                                                          ---------             ----------
                                                          ---------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                     $376,613               $249,610
Mortgage note payable -- Affiliate                              ---                  3,984
Bonds payable                                                74,450                 74,450
Accrued interest payable                                      1,884                  1,245
Accrued real estate taxes                                    16,920                 17,915
Accounts payable and accrued expenses                        14,324                 13,903
Liabilities for leases assumed                                5,398                  5,758
Distributions payable                                         5,956                  2,505
Other                                                         4,451                    822
                                                          ---------             ----------
Total liabilities                                           499,996                370,192
Minority interests:
  Operating Partnership                                     148,770                147,207
  Other                                                       1,000
Shareholders' equity:
  Preferred Shares, $.01 par value; 30,000,000
     shares authorized, 2,000,000 Series A Cumulative
     Convertible Preferred Shares issued and outstanding         20                     20
  Common Shares, $.01 par value; 100,000,000 shares
     authorized; 15,572,494 and 12,980,000 shares
     issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively                            156                    130
  Additional paid-in capital                                273,050                225,632
  Distributions in excess of earnings                        (4,749)                (1,713)
                                                           ---------             ----------
Total shareholders' equity                                  268,477                224,069
                                                          ---------             ----------

Total liabilities and shareholders' equity                 $918,243               $741,468
                                                          ---------             ----------
                                                          ---------             ----------

See notes to consolidated and combined financial statements.

                        Prime Group Realty Trust (the Company)
             and Predecessor Properties (the Predecessor to the Company)

                 Consolidated Statement of Income of the Company and
                 Combined Statement of Operations of the Predecessor
                        (000's omitted, except per share data)
                                     (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   -----------------------------
                                                       1998              1997
                                                       ----              ----
                                                   PRIME GROUP       PREDECESSOR
                                                   REALTY TRUST      PROPERTIES

REVENUE
Rental                                                $18,085          $ 7,986
Tenant reimbursements                                   8,375            4,206
Parking                                                   145               76
Mortgage note interest                                  1,507              ---
Other                                                     639              350
                                                      -------          -------

Total revenue                                          28,751           12,618

EXPENSES
Property operations                                     5,056            2,357
Real estate taxes                                       5,358            2,823
Depreciation and amortization                           5,335            3,079
Interest                                                6,415            6,568
Interest -- Affiliates                                    ---            2,930
Financing fees                                            ---              368
Property and asset management fees -- Affiliates          ---              389
General and administrative                              1,396              979
                                                      -------          -------

Total expenses                                         23,560           19,493
                                                      -------          -------

Income (loss) before minority interest                  5,191           (6,875)
Minority interest                                      (2,271)             259
                                                      -------          -------

Net income (loss)                                       2,920          $(6,616)
                                                                       -------
                                                                       -------

Net income allocated to preferred shareholders           (700)
                                                      -------

Net income available to common shareholders          $  2,220
                                                      -------
                                                      -------

Net income available per  weighted-average
  common share of beneficial interest -- Basic and
  diluted                                             $  0.17
                                                      -------
                                                      -------

See notes to consolidated and combined financial statements.

                        Prime Group Realty Trust (the Company)
             and Predecessor Properties (the Predecessor to the Company)

               Consolidated Statement of Cash Flows of the Company and
                 Combined Statement of Cash Flows of the Predecessor
                                   (000's omitted)
                                     (Unaudited)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                               -----------
                                                         1998                1997
                                                         ----                ----
                                                       PRIME GROUP        PREDECESSOR
                                                       REALTY TRUST       PROPERTIES
OPERATING ACTIVITIES
Net income (loss)                                        $2,920             $(6,616)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Amortization of costs for leases
     assumed (included in rental revenue)                   291                 311
  Depreciation and amortization                           5,335               3,079
  Interest added to principal on mortgage
    note payable -- Affiliate                               ---               2,758
  Standby loan fee-affiliate added  to principal
    on mortgage note payable -- Affiliate                   ---                 130
  Minority interest                                       2,271                (259)
  Changes in operating assets and liabilities:
       (Increase) decrease in tenant receivables            (81)                167
       (Increase) decrease in deferred rent receivable     (136)                115
       (Increase) decrease in other assets               (5,987)                410
       Increase (decrease) in accrued interest payable      639                (185)
       Decrease in accrued real estate taxes               (995)             (1,149)
       Increase (decrease) in accounts payable
         and accrued expenses                               181              (2,842)
       Decrease in liabilities for leases assumed           (65)               (263)
       Increase in other liabilities                      3,629               1,286
                                                          -----               -----
Net cash provided by (used in) operating activities       8,002              (3,058)

                        Prime Group Realty Trust (the Company)
             and Predecessor Properties (the Predecessor to the Company)

               Consolidated Statement of Cash Flows of the Company and
           Combined Statement of Cash Flows of the Predecessor (Continued)
                                   (000's omitted)
                                     (Unaudited)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                      ----------------------------------
                                                         1998                   1997
                                                         ----                   ----
                                                      PRIME GROUP            PREDECESSOR
                                                      REALTY TRUST            PROPERTIES
                                                      ------------           -----------
INVESTING ACTIVITIES
Expenditures for real estate                            $(146,818)              $(1,314)
Leasing costs                                              (1,789)                 (676)
Additions to mortgage note receivable                         (86)                  ---
Increase in escrow deposits for property                  (26,753)                  ---
  acquisitions
(Increase) decrease in due from affiliates                   (245)                1,857
                                                        ---------             ---------
Net cash used in investing activities                    (175,691)                 (133)

FINANCING ACTIVITIES
Proceeds from the private placement of common              47,194                   ---
  shares
Proceeds from mortgage notes payable                      155,230                   ---
Proceeds from mortgage notes payable -- Affiliate             ---                 1,384
Repayment of mortgage notes payable                       (27,529)                  (28)
Repayment of mortgage note payable -- Affiliate            (3,984)                  ---
Financing costs                                            (2,393)                  ---
Decrease in due to affiliates                                 ---                   (26)
Contributions from minority interest -- other               1,000                   ---
Distribution to minority interest -- operating             (1,706)                  ---
  partnership
Distributions to partners                                     ---                    (3)
Dividends paid to preferred shareholders                     (345)
Dividends paid to common shareholders                      (2,160)                  ---
                                                        ---------             ---------
Net cash provided by financing activities                 165,307                 1,327
                                                        ---------             ---------
Net decrease in cash and cash equivalents                  (2,382)               (1,864)

Cash and cash equivalents at beginning of period           11,969                 5,573
                                                        ---------             ---------
Cash and cash equivalents at end of period              $   9,587             $   3,709
                                                        ---------             ---------
                                                        ---------             ---------

See notes to consolidated and combined financial statements.

                        Prime Group Realty Trust (the Company)
             and Predecessor Properties (the Predecessor to the Company)

               Notes to Consolidated and Combined Financial Statements
                                     (Unaudited)



1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.  FORMATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was formed in Maryland on July 21, 1997 to succeed and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI"), which consisted of a portfolio of five office and 17 industrial properties, as well as a parking garage facility and the office and industrial real estate ownership, acquisition, development, leasing and management businesses historically conducted by PGI. On November 17, 1997, the Company completed its initial public offering (the "IPO" or "Offering") of 12.98 million common shares of beneficial interest ("Common Shares") and the private placement of 2.0 million Series A Cumulative Convertible Preferred Shares ("Preferred Shares") of beneficial interest (the "Preferred Share Private Placement"). The Company's assets are owned and controlled by, and all of its operations are conducted through, Prime Group Realty, L.P. (the "Operating Partnership") and other subsidiaries.

3.  INCOME TAXES

Commencing with the period ended December 31, 1997, it is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

4.  USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

5.  RECENT DEVELOPMENTS

During the period from January 1, 1998 through March 31, 1998 the Company acquired the following three office properties:



                                                                    ACQUISITION      MORTGAGE
                                                NET RENTABLE           COST          DEBT (*)        MONTH
 PROPERTY                    LOCATION           SQUARE FEET        (IN MILLIONS)   (IN MILLIONS)    ACQUIRED
 --------                    --------           ------------       -------------   -------------    --------
33 North Dearborn         Chicago, IL             302,818          $  34.3          $  18.0          1/98
Commerce Point            Arlington Hts., IL      235,269             29.2             20.0          2/98
208 South LaSalle Street  Chicago, IL             827,494             61.1             45.8          3/98
                                                ---------          -------          -------
                                                1,365,581          $ 124.6          $  83.8
                                                ---------          -------          -------
                                                ---------          -------          -------

(*)  See "Liquidity and Capital Resources" for a description of the debt terms.

Concurrently with the closing of the IPO, the Company obtained a secured revolving credit facility from a group of financial institutions (the "Credit Facility"). In March 1998, the Credit Facility was amended to provide that the commitments under the Credit Facility be reduced from $235.0 million to $200.0 million. In April 1998, the Credit Facility was further amended to provide that the commitments under the Credit Facility be reduced to $190.0 million upon the earlier of May 15, 1998 or the refinancing of the mortgage note receivable on the office property known as Continental Towers (see
Note 8).

In January 1998, the Company obtained a $15.0 million revolving line of credit with LaSalle National Bank (the "Line of Credit"). The Line of Credit, which matures in January 1999 and is subject to a one-year extension at the Company's option, is collateralized by an industrial property known as 475 Superior Avenue. Outstanding balances under the Line of Credit bear interest at a rate equal to LIBOR plus 195 basis points. Generally, the covenants contained in the Line of Credit are identical to the covenants contained in the Credit Facility.

Concurrently with the closing of the IPO, the Company borrowed $83.5 million in financing on a short-term basis evidenced by two separate notes (the "New Mortgage Notes") which were collateralized by first mortgages on certain office and industrial properties. On March 23, 1998, the Company refinanced one of the New Mortgage Notes (original principal balance of $27.5 million) with a loan of $29.4 million which matures on March 23, 2008. Interest on this loan is fixed at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.15% and will mature on April 30, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or 0.50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds Rate plus 1.0% and will mature on April 30, 2000, not including a 6-month extension option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties.

During the three months ended March 31, 1998, the Company issued 12,500 Common Shares granted to an officer and a board member of the Company, pursuant to their employment and a consulting agreements.

On March 25, 1998, the Company completed a private placement of 2.58 million common shares to institutional investors (the "Private Placement"). The Company received net proceeds of approximately $47.2 million from the Private Placement, which were used to fund the acquisition of the office properties located at 208 South LaSalle Street and 122 South Michigan Avenue (an April 1998 acquisition).

On March 30, 1998, the Company entered into a joint venture that acquired an approximately 67,000 square foot vacant parcel of land located in the Chicago, Illinois central business district ("Chicago CBD"). The parcel was acquired for the potential development of a Class A multi-purpose facility, with up to 900,000 square feet of office space, 125,000 square feet of retail space and a parking garage with a capacity for approximately 250 cars. The Company has economic control of the joint venture and, therefore, the Company has consolidated the operations of the joint venture from the date of inception. The venture entered into a bank loan in the amount of $13.5 million to acquire the land. Interest is payable monthly at a rate of LIBOR plus 200 basis points. The note matures in April 1999, not including a six-month extension option. The other joint venturer's interest has been reflected as minority interest - other at March 31, 1998.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the period from January 1, 1998 through March 31, 1998:

                                                                 BASIC             DILUTED
                                                                 -----             -------
Numerator:
   Net income available to common shareholders (in 000's)    $     2,220         $     2,220
                                                             -----------         -----------
                                                             -----------         -----------
Denominator:
   Weighted-average common shares of beneficial interest      13,180,667          13,180,667
   Employee stock options                                            ---              40,243
                                                             -----------         -----------
                                                              13,180,667          13,220,910
                                                             -----------         -----------
                                                             -----------         -----------
Net income available per weighted-average common share of
   beneficial interest                                       $      0.17         $      0.17
                                                             -----------         -----------
                                                             -----------         -----------

Options to purchase 1,160,500 Common Shares at $20.00 per share were outstanding during the period from January 1, 1998 through March 31, 1998 and options to purchase 29,500 Common Shares at $20.1875 per share were outstanding during the period from March 6, 1998 through March 31, 1998. These options were included in the computation of diluted earnings per share because the options' exercise price was lower than the average market price of the common shares and, therefore, the effect would be dilutive.

The Company had 10,265,882 Common Units outstanding during the period from January 1, 1998 through March 31, 1998, of which 9,338,782 ("Convertible Common Shares") may be converted into Common Shares, after one year from the completion of the Offering at the option of the Company. The Convertible Common Units, on a one for one basis, were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Preferred Shares outstanding during the period from January 1, 1998 through March 31, 1998 which were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

7.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1997, (i) the Company had completed the Offering, the Preferred Share Private Placement and the Private Placement and used the net proceeds to acquire Preferred Units and Common Units of the Operating Partnership, (ii) PGI and other individuals had contributed certain of their respective properties and operations (the "Contribution Properties") to the Operating Partnership, (iii) the Operating Partnership had completed the sale of Common Units to Primestone Joint Venture, (iv) the Operating Partnership acquired various office and industrial properties with cash and debt proceeds (the "Acquisition Properties") and a property management company from various third parties, and (v) the Operating Partnership repaid debt on certain of the Contribution Properties. The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the unaudited Pro Forma Condensed Consolidated financial statements and all of the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the Offering, the Preferred Share Private Placement, the Private Placement and other transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the Offering, the Preferred Share Private Placement, the Private Placement and other transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.


                                                    THREE MONTHS ENDED MARCH 31,
                                                          1998        1997
                                                    ----------------------------
     Total revenue (in 000's)                        $  33,194       $  30,534
                                                     ---------       ---------
                                                     ---------       ---------
     Net income (in 000's)                           $   3,291       $   3,677
                                                     ---------       ---------
                                                     ---------       ---------
     Earnings per Common Share                       $    0.17       $    0.19
                                                     ---------       ---------
                                                     ---------       ---------

Pro forma earnings per common share decreased by $0.02 from the three months ended March 31, 1997 to the three months ended March 31, 1998 primarily due to a major tenant of the 77 West Wacker Drive building defaulting on their lease in the second quarter of 1997. This resulted in lower rental income for that space in the first quarter of 1998 as compared to the first quarter of 1997.

8.  SUBSEQUENT EVENTS

In April 1998, the Company acquired the following two office properties:


                                                            ACQUISITION        MORTGAGE
                                            NET RENTABLE        COST             DEBT
 PROPERTY                 LOCATION          SQUARE FEET     (IN MILLIONS)    (IN MILLIONS)
 --------                 --------          ------------    ------------     -------------
122 South Michigan       Chicago, IL          512,660          $  29.7         $  ---
2100 Swift Drive         Oak Brook, IL         58,000              7.4            5.0
                                              -------          -------         ------
                                              570,660          $  37.1         $  5.0
                                              -------          -------         ------
                                              -------          -------         ------

On May 15, 1998, the Company obtained a 7.22% note payable, collateralized by the Company's mortgage note receivable encumbering a suburban office building known as Continental Towers, with a principal balance of $75.0 million. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. The Company used $70.0 million of the proceeds to repay a portion of the Credit Facility.

As of May 15, 1998 the Company was party to contracts to acquire the following two office buildings (the "Pending Acquisitions"):


                                                                ESTIMATED
                                                               ACQUISITION
                                              NET RENTABLE         COST
 PROPERTY                 LOCATION            SQUARE FEET      (IN MILLIONS)
 --------                 --------            ------------     ------------
Two Century Centre        Schaumburg, IL         217,960         $  34.6
6400 Shafer Court         Rosemont, IL           167,495            21.4
                                                 -------         -------
                                                 385,455         $  56.0
                                                 -------         -------
                                                 -------         -------


The Company expects to complete the Pending Acquisitions by mid-1998; however, the purchase of the Pending Acquisitions is subject to the Company's completion of due diligence and the satisfaction of other customary closing conditions and there can be no assurance that any or all of the Pending Acquisitions will be completed.

On May 1, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the proposed registration of $125.0 million of the Company's preferred stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. As of March 31, 1998, the Company expects to qualify as a REIT for federal income tax purposes. The Company (through the Operating Partnership) owns 21 office properties ("Office Properties") containing an aggregate of approximately 4.7 million net rentable square feet, 45 industrial properties ("Industrial Properties") containing an aggregate of approximately 5.8 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago metropolitan area. As of March 31, 1998, the Office Properties and the Industrial Properties generated 76.6% and 23.4%, respectively, of the Company's annualized net rent. In addition, the Company owns a mortgage on an office property containing 728,406 net rentable square feet. The Company also owns approximately 85.0 acres (including a development site containing approximately 67,000 square feet located in the Chicago CBD held by a joint venture with a third party) and has rights to acquire approximately 157 acres of developable land (including rights to acquire a development site located in the Chicago CBD containing approximately 58,000 square feet), which management believes could be developed with approximately 3.0 million square feet of additional office space and over 4.4 million square feet of additional industrial space primarily in the Chicago metropolitan area.

In terms of net rentable square feet, approximately 91.7% of the Office Properties and 87.4% of the Industrial Properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 93.7% of the Company's annualized net rent. The remaining Office Properties are located in Nashville, Tennessee; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and the remaining Industrial Properties are located in the Columbus, Ohio metropolitan area. The Company intends to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

The Company intends to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under certain acquisition facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the industrial and office industry in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 OF THE COMPANY TO THE THREE MONTHS ENDED MARCH 31, 1997 OF THE PREDECESSOR PROPERTIES

In analyzing the operating results for the quarter ended March 31, 1998, the changes in rental and tenant reimbursments income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of the Company's IPO as well as properties acquired after the IPO through March 31, 1998.

The Predecessor Properties consisted of five office properties, 17 industrial properties, as well as a parking garage facility. At the time of the IPO, 11 additional office properties, 28 additional industrial properties and one retail center were contributed or acquired. After the date of the IPO and through March 31, 1998, the Company acquired five additional office properties and the first mortgage note encumbering one office property as described in the footnotes to the Company's Form 10-K.

For the three months ended March 31, 1998, rental revenue increased $10.1 million, or 126.3%, to $18.1 million, tenant reimbursement income increased $4.2 million, or 100.0%, to $8.4 million, property operating expenses increased $2.7 million, or 112.5%, to $5.1 million, real estate tax expense increased $2.5 million, or 89.3%, to $5.4 million and depreciation and amortization increased $2.3 million, or 74.2%, to $5.3 million as compared to the three months ended March 31, 1997. The additional office and industrial properties resulted in increased rental revenue of $10.6 million, tenant reimbursements income of $4.3 million, property operating expenses of $2.5 million, real estate tax expense of $2.5 million and depreciation and amortization of $2.3 million for the three months ended March 31, 1998. Rental revenue and tenant reimbursement income for the Predecessor Properties decreased $0.5 million and $0.1 million, respectively, for the three months ended March 31, 1998, due to a major tenant of the 77 West Wacker Drive building defaulting on their lease in the second quarter of 1997. Property operating expenses, real estate tax expense and depreciation and amortization for the Predecessor Properties for the three months ended March 31, 1998 remained consistent with the same period in 1997.

Mortgage note interest income increased by $1.5 million due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle.

Interest expense had a net decrease of $3.1 million, or 32.6%, to $6.4 million during the three months ended March 31, 1998. The decrease was due to an $8.8 million decrease as a result of the repayment of debt with proceeds from the Company's IPO, offset by an increase of $5.7 million due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as a Credit Facility and Line of Credit borrowings used to fund property acquisitions.

General and administrative expense increased $0.4 million, or 40.0%, to $1.4 million during the three months ended March 31, 1998, representing the expenses associated with the corporate functions of the Company.

Income allocated to minority interest increased $2.5 million, or 833.3%, to $2.3 million for the three months ended March 31, 1998 due to an increase in income before minority interest of $12.1 million, or 175.4%, to $5.2 million and a change in the ownership structure from the three months ended March 31, 1997. The increase in income before minority interest is due to the additional properties either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the effects of the IPO.

Net income increased $9.5 million, or 143.9%, to $2.9 million for the three months ended March 31, 1998 due to the changes in revenue, expenses and minority interest described above.

LIQUIDITY AND CAPITAL RESOURCES

     THE CREDIT FACILITY. As of March 31, 1998, the Company has a Credit Facility of $200.0 million from BankBoston, N.A. and Prudential Securities Credit Corporation ("PSCC"), an affiliate of Prudential Securities Incorporated. Borrowings under the Credit Facility are available to fund acquisitions and development activities and to provide letters of credit for the $26.0 million of Tax-Exempt Bonds. The Credit Facility, which matures on November 17, 2000, is collateralized by the 77 West Wacker Building, all of the properties located in Tennessee and was secured by a pledge of the Company's mortgage note receivable on Continental Towers until May 15, 1998 when the Company repaid $70.0 million of the Credit Facility in connection with obtaining the $75.0 million loan collateralized Continental Towers described below. Concurrently with the loan transaction, the Credit Facility was reduced to $190.0 million.

The Credit Facility, at the Company's election, bears interest on Eurodollar loans at a floating rate based on a spread over the Eurodollar rate equal to 120 to 150 basis points, depending upon the Company's applicable leverage ratio, or the higher of BankBoston's prime rate or the federal funds rate plus 50 basis points. Notwithstanding the foregoing, the Credit Facility was amended to provide that for the period from December 15, 1997 through February 14, 1998, the spread over the Eurodollar rate applicable to Eurodollar loans was equal to 175 basis points and for the period from February 15, 1998 through May 15, 1998, such spread was equal to 200 basis points. Borrowings under the Credit Facility may be repaid at any time, without penalty, except for the costs related to the breakage of the Eurodollar rate loan, if any. The Credit Facility requires monthly payments of interest only on prime rate and Eurodollar rate loans. Eurodollar rate loans may be for periods of between 30 and 180 days. At March 31, 1998 borrowings under the Credit Facility bore interest at a weighted-average rate equal to 7.6%.

The Company's ability to borrow under the Credit Facility is subject to the Company's ongoing compliance with a number of financial and other covenants. The Credit Facility, except under certain circumstances, limits the Company's ability to make distributions in excess of 90% of its annual Funds from Operations.

Since the IPO, the Credit Facility has been amended from time to time to, among other things, modify the loan commitments and the interest rate payable thereunder, and the Company has obtained several limited waivers from the lenders under the Credit Facility in connection with certain acquisitions.

     NEW MORTGAGE NOTES. The Company borrowed $83.5 million aggregate principal amount under the New Mortgage Notes. PSCC provided the original New Mortgage Notes financing on a short-term basis. The New Mortgage Notes consist of two separate notes secured, respectively, by first mortgages on certain office and industrial properties. Prior to their refinancing, interest on the New Mortgage Notes was fixed at 7.19% (a rate equal to seven-year U.S. Treasury Notes, plus 1.27%). On March 23, 1998, the Company refinanced one of the New Mortgage Notes (original principal balance of $27.5 million) with a loan of $29.4 million, which matures on March 23, 2008. Interest on this loan accrues at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.15% and will mature on April 30, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or 0.50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds rate plus 1.0% and will mature on April 30, 2001, plus a 6 month extention option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties.

     1998 MORTGAGE NOTES. The Company obtained a variable rate mortgage note payable, collateralized by a Chicago CBD office property, with a principal balance of $18.0 million. The note bears interest at LIBOR plus 165 basis points, with monthly interest only payments. The note matures in 2001.

The Company obtained a 7.15% mortgage note payable, collateralized by a suburban office property, with a principal balance of $20.0 million. The note matures in 2008 and has monthly principal and interest payments, using a 30-year principal amortization payment schedule.

The Company obtained a 7.785% mortgage note payable, collateralized by a downtown office property, with a principal balance of $45.8 million. The note matures in 2013 and has monthly principal and interest, using a 30-year principal amortization payment schedule.

On May 15, 1998, the Company obtained a 7.22% note payable, collateralized by the Company's note receivable encumbering a suburban office building known as Continental Towers, with a principal balance of $75.0 million. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. The Company used $70.0 million of the proceeds to repay a portion of the Credit Facility.

The Company obtained a $15.0 million revolving line of credit with LaSalle National Bank (the "Line of Credit"). The Line of Credit, which matures in January 1999 and is subject to a one-year extension at the Company's option, is collateralized by an industrial property known as 475 Superior Avenue. Outstanding balances under the Line of Credit bear interest at a rate equal to LIBOR plus 195 basis points. Generally, the covenants contained in the Line of Credit are identical to the covenants contained in the Credit Facility.

     LETTERS OF CREDIT. The Company has refinanced $48.5 million of letters of credit that provided credit enhancements on certain of the Company's bond s payable from the Credit Facility to a separate financing facility provided by a financial institution (the "New LOC's"). The New LOC's have a quarterly fee of 1.4% of the face amount of the letters of credit and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

     ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. Over the past three years, the Company's recurring tenant improvements and leasing commissions for the Predecessor Properties averaged $4.47 per square foot of leased space and $0.40 per square foot of leased industrial space per year. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions will be approximately $3.6 million based on an average annual square footage for which leases expire during the period from April 1, 1998 through March 31, 2001. The Company expects the cost of general capital improvements to the properties to average approximately $0.9 million annually based upon an estimate of $0.08 per square foot.

The Company expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Credit Facility), joint venture agreements and the issuance of additional equity securities from the Company. The terms of the Credit Facility and the Convertible Preferred Shares impose restrictions on the Company's ability to incur indebtedness and issue additional preferred shares.

HISTORICAL CASH FLOWS

The Company had net cash provided by (used in) operating activities of $8.2 million and ($3.1) million for the three months ended March 31, 1998 and 1997, respectively. The $11.3 million increase is primarily due to a $9.5 million increase in net income, a $2.3 million increase in depreciation and amortization expense, a $2.5 million increase in income allocated to minority interest, a $0.8 million increase in accrued interest, a $3.3 million increase in accounts payable and accrued expenses, and a $2.3 million increase in other liabilities, offset by a $2.9 million decrease in interest expense and fees added to principal on mortgage note payable-affiliate and a $6.4 million increase in other assets.

The Company had net cash provided by (used in) investing activities of ($175.7) million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively. The $175.8 million increase in net cash used in investing activities from the period ended March 31, 1997 through the period ended March 31, 1998 was primarily due to an $145.5 increase in expenditures for real estate and equipment, principally related to the acquisition of five properties during the period November 17, 1997 to March 31, 1998, $26.8 million in escrow deposits for future acquisitions, a $2.2 million net increase in advances to affiliates and $1.2 million in leasing costs.

The Company had net cash provided by financing activities of $165.1 million and $1.3 million for the three months ended March 31, 1998 and 1997, respectively. The $163.8 million increase in net cash provided by financing activities from hte period ended March 31, 1997 through the period ended March 31, 1998 was due to net proceeds of $47.2 million from the Private Placement, net proceeds from mortgage notes payable of $123.7 million and additional minority interest contributions of $1.0 million, offset by distributions to preferred shareholders, common shareholders and minority interest of $4.2 million.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of the Company's Funds from Operations for the three months ended March 31,1998:


                                                         (IN THOUSANDS)
                                                PRO FORMA (1)      ACTUAL
 Net income allocated to common shareholders     $  2,591         $  2,220
  Adjustments to reconcile to Funds from Operations:
      Real estate depreciation and                  5,467            5,015
        amortization
      Amortization of costs for leases                291              291
        assumed
      Straight-line rental revenue                    (28)             (28)
        adjustments
      Minority interest                             2,560            2,271
                                                ----------        ----------
 Funds from Operations(2)                         $10,881          $ 9,769
                                                ----------        ----------
                                                ----------        ----------



(1) The pro forma calculation of Funds from Operations of the Company is presented as if, at January 1, 1998, (i) the Company had completed the Preferred Share Private Placement and the Private Placement and used the net proceeds to acquire Preferred Units and Common Units of the Operating Partnership, (ii) the Operating Partnership had acquired the various office and industrial properties acquired during the three months ended March 31, 1998 and (iii) the Operating Partnership repaid certain indebtedness. The unaudited pro forma calculation of Funds from Operations should be read in conjunction with unaudited Pro Forma Condensed Consolidated financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the Preferred Share Private Placement have been made.

(2) The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that the company reports rental revenues on a cash basis (e.g., based on contractual lease terms), rather than a straight-line GAAP basis, which the Company believes results in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other certain office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. As a result of the Company's reporting rental revenues on a contractual basis, contractual rent increases may cause reported Funds from Operations to increase.
     Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II:  OTHER INFORMATION

ITEM 1.        Legal Proceedings.

               No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

ITEM 2.        Changes in Securities.

               On March 25, 1998, the Company issued and sold 2,579,994 Common Shares to institutional investors for $19.375 per share, or an aggregate consideration of approximately $50.0 million.

               On March 31, 1998, the Company issued (i) 10,000 Common Shares to William M. Karnes pursuant to the terms of Mr. Karnes' employment agreement with the Company and (ii) 2,500 Common Shares to Stephen J. Nardi pursuant to the terms of Mr. Nardi's consulting agreement with the Company.

ITEM 3.        Defaults Upon Senior Securities.

               None.

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               None.

ITEM 5.        Other Information.

               None

ITEM 6.        Exhibits and Reports on Form 8-K.

(a)            Exhibits:

     EXHIBIT
     NUMBER                   DESCRIPTION


     3.1 Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference

     3.2 Amended and Restated Bylaws of Prime Group Realty Trust as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference

     3.3 Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership") as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference

     3.4 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     3.5 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     3.6 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998 as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     3.7 Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     3.8 Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     3.9 Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership dated as of March 25, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     10.1 Amendment No. 2 to the Credit Facility dated as of March 16, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     10.2 Amendment No. 3 to the Credit Facility dated as of March 30, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     10.3 Purchase Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the purchasers thereto as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     10.4 Registration Rights Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the other parties thereto as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     10.5 Limited Liability Company Agreement of Prime/Beitler Development Company, L.L.C. dated as of March 30, 1998 between Penny Beitler L.L.C. and Prime Group Realty, L.P. as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

     27.1    Financial Data Schedule

(b)          Reports on Form 8-K:

The Company filed the following reports on Form 8-K and Form 8-K/A relating to the acquisition of certain real estate properties and the required financial information: Form 8-K on January 14, 1998; Form 8-K/A on February 27, 1998; Form 8-K on March 6, 1998 and Form 8-K/A on March 30, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIME GROUP REALTY TRUST
                                        -------------------------

                                        Registrant



Date:   May 15, 1998            /s/  Richard S. Curto
        ---------------              ----------------------------------------
                                     Richard S. Curto
                                     President and Chief Executive Officer


Date:   May 15, 1998            /s/  William M. Karnes
        ---------------              ----------------------------------------
                                     William M. Karnes
                                     Executive Vice President and
                                     Chief Financial Officer