Form 10-Q
period 1998-06-30
PRIME GROUP REALTY TRUST
filed 1998-08-14
CIK 1042798

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 (312) 917-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 14, 1998, 15,572,494 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST

                                    FORM 10-Q

                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)                                   Page
                                                                            ----
         Consolidated Balance Sheets of Prime Group Realty Trust
         as of June 30, 1998 and December 31, 1997....................         3

         Consolidated Statement of Income of Prime Group Realty
         Trust for the Three Months Ended June 30, 1998 and the
         Combined Statement of Operations of the Predecessor
         Properties (predecessor to Prime Group Realty Trust) for
         the Three Months Ended June 30, 1997.........................         4

         Consolidated Statement of Income of Prime Group Realty
         Trust for the Six Months Ended June 30, 1998 and the
         Combined Statement of Operations of the Predecessor
         Properties (predecessor to Prime Group Realty Trust) for
         the Six Months Ended June 30, 1997...........................         5

         Consolidated  Statement of Cash Flows of Prime Group
         Realty Trust for the Six Months Ended June 30, 1998 and
         the Combined Statement of Cash Flows of the Predecessor
         Properties (predecessor to Prime Group Realty Trust) for
         the Six Months Ended June 30, 1997...........................     6 - 7

         Notes to Consolidated and Combined Financial Statements
         of Prime Group Realty Trust and of the Predecessor
         Properties (predecessor to Prime Group Realty Trust).........    8 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   14 - 20

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.........................................................        20

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings............................................        21
Item 2.  Changes in Securities and Use of Proceeds....................        21
Item 3.  Defaults Upon Senior Securities..............................        21
Item 4.  Submission of Matters to a Vote of Security Holders..........        21
Item 5.  Other Information............................................        21
Item 6.  Exhibits and Reports on Form 8-K.............................        22

Signatures ...........................................................        23

                          PART I. FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                                                      JUNE 30,     DECEMBER 31,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Real estate and equipment, at cost:
  Land........................................... $     157,913   $      92,440
  Building and improvements......................       688,485         496,839
                                                   ------------    ------------
                                                        846,398         589,279
  Accumulated depreciation.......................       (12,424)         (2,338)
                                                   ------------    ------------
                                                        833,974         586,941
Mortgage note receivable.........................        56,988          56,263
Cash and cash equivalents........................        13,167          11,969
Tenant receivables...............................         6,185           3,897
Restricted cash escrows..........................        10,484           3,175
Deferred rent receivable.........................        38,492          37,751
Deferred costs, net..............................        32,033          28,472
Due from affiliates..............................         6,352           5,258
Other ...........................................        25,053           7,742
                                                    ------------   ------------
Total assets.....................................  $   1,022,728  $     741,468
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable...........................  $    378,501   $     249,610
Mortgage note payable - Affiliate................           ---           3,984
Bonds payable....................................        74,450          74,450
Accrued interest payable.........................         1,703           1,245
Accrued real estate taxes........................        25,420          17,915
Accounts payable and accrued expenses............        17,721          13,903
Liabilities for leases assumed...................         5,083           5,758
Dividends payable................................         6,597           2,505
Other ...........................................         5,712             822
                                                   ------------    ------------
Total liabilities................................       515,187         370,192
Minority interests:

  Operating Partnership..........................       148,121         147,207
  Other..........................................         1,000              --
Shareholders' equity:
  Preferred shares:
    Series B Cumulative Redeemable Preferred
      Shares, $.01 par value; 4,600,000
      shares authorized, 4,000,000 issued
      and outstanding ...........................            40             ---
    Series A Cumulative Convertible Preferred
      Shares, $.01 par value; 30,000,000
      shares authorized, 2,000,000 issued and
      outstanding................................            20              20
  Common shares, $.01 par value; 100,000,000
    shares authorized; 15,572,494 and
    12,980,000 shares issued and outstanding
    at June 30, 1998 and December 31, 1997,
    respectively.................................           156             130
  Additional paid-in capital.....................       365,756         225,632
  Distributions in excess of earnings............        (7,552)         (1,713)
                                                   ------------    ------------
Total shareholders' equity.......................       358,420         224,069
                                                   ------------    ------------
Total liabilities and shareholders' equity....... $   1,022,728   $     741,468
                                                   ============    ============

          See notes to consolidated and combined financial statements.

                                      -3-

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

               CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                   PRIME GROUP      PREDECESSOR
                                                   REALTY TRUST     PROPERTIES
                                                   ------------    ------------
REVENUE
Rental........................................... $      23,391   $       8,145
Tenant reimbursements............................        10,026           3,563
Mortgage note interest...........................         1,507             ---
Other ...........................................         1,999             263
                                                   ------------    ------------

Total revenue....................................        36,923          11,971

EXPENSES

Property operations..............................         6,885           1,961
Real estate taxes................................         6,874           2,767
Depreciation and amortization....................         6,240           3,413
Interest.........................................         8,061           7,019
Interest - Affiliates............................           ---           2,719
Financing fees...................................           ---             272
Property and asset management fees - Affiliates..           ---             412
General and administrative.......................         1,648             907
Provision for environmental remediation costs....           ---           3,205
                                                   ------------    ------------

Total expenses...................................        29,708          22,675
                                                   ------------    ------------

Income (loss) before minority interest and
  extraordinary item.............................         7,215         (10,704)
Minority interest................................        (2,896)            109
                                                   ------------    ------------

Income (loss) before extraordinary item..........         4,319         (10,595)
Extraordinary loss on extinguishment of debt,
  net of minority nterest of $375................          (525)            ---
                                                   ------------    ------------

Net income (loss)................................         3,794   $     (10,595)
                                                                   ============

Net income allocated to preferred
  shareholders...................................        (1,341)
                                                   ------------

Net income available to common shareholders...... $       2,453
                                                   ============

Net income available per weighted-average
  common share of beneficial interest
  - Basic and diluted............................ $        0.16
                                                   ============

          See notes to consolidated and combined financial statements.

                                      -4-

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

               CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                   PRIME GROUP      PREDECESSOR
                                                   REALTY TRUST     PROPERTIES
                                                   ------------    ------------
REVENUE
Rental........................................... $      41,476   $      16,131
Tenant reimbursements............................        18,401           7,769
Mortgage note interest...........................         3,014             ---
Other ...........................................         2,783             689
                                                   ------------    ------------

Total revenue....................................        65,674          24,589


EXPENSES

Property operations..............................        11,941           4,318
Real estate taxes................................        12,232           5,590
Depreciation and amortization....................        11,575           6,492
Interest.........................................        14,476          13,587
Interest - Affiliates............................           ---           5,649
Financing fees...................................           ---             640
Property and asset management fees - Affiliates..           ---             801
General and administrative.......................         3,044           1,886
Provision for environmental remediation costs....           ---           3,205
                                                   ------------    ------------

Total expenses...................................        53,268          42,168
                                                   ------------    ------------

Income (loss) before minority interest and
  extraordinary item.............................        12,406         (17,579)
Minority interest................................        (5,167)            368
                                                   ------------    ------------

Income (loss) before extraordinary item..........         7,239         (17,211)
Extraordinary loss on extinguishment of debt,
  net of minority interest of $375...............          (525)            ---
                                                   ------------    ------------

Net income (loss)................................         6,714   $     (17,211)
                                                                   ============

Net income allocated to preferred shareholders...        (2,041)
                                                   ------------

Net income available to common shareholders ..... $       4,673
                                                   ============

Net income available per  weighted-average
    common share of beneficial interest
    - Basic and diluted.......................... $        0.32
                                                   ============

          See notes to consolidated and combined financial statements.

                                      -5-

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                 (000'S OMITTED)
                                   (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                   PRIME GROUP      PREDECESSOR
                                                   REALTY TRUST     PROPERTIES
                                                   ------------    ------------
OPERATING ACTIVITIES

Net income (loss)................................. $     6,714    $     (17,211)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Amortization of costs for leases assumed
    (included in rental revenue)..................          591             622
  Depreciation and amortization...................       11,575           6,492
  Interest added to principal on mortgage
    note payable - Affiliate......................          ---           5,642
  Standby loan fee-affiliate added  to principal
    on mortgage note payable - Affiliate..........          ---             262
  Minority interest...............................        5,167            (368)
  Extraordinary item, net.........................          525             ---
  Changes in operating assets and liabilities:
    Increase in tenant receivables................       (2,288)           (154)
    (Increase) decrease in deferred rent
      receivable..................................         (741)            149
    Increase in deferred costs....................          ---            (921)
    (Increase) decrease in other assets ..........      (18,046)            458
    Increase (decrease) in accrued interest
      payable.....................................          458             (53)
    Increase in accrued real estate taxes.........        7,505             977
    Increase (decrease) in accounts payable and
      accrued expenses............................        1,246          (1,797)
    Decrease in liabilities for leases assumed ...         (380)           (542)
    Increase in other liabilities ................        4,890           3,717
                                                   ------------    ------------

Net cash provided by (used in) operating
  activities......................................       17,216          (2,727)
















                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
         COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                 (000'S OMITTED)
                                   (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                   PRIME GROUP      PREDECESSOR
                                                   REALTY TRUST     PROPERTIES
                                                   ------------    ------------
INVESTING ACTIVITIES

Expenditures for real estate and equipment....... $    (257,119)  $      (3,612)
Leasing costs....................................        (1,789)            ---
Additions to mortgage note receivable............           (25)            ---
Increase in escrow deposits for property
  acquisitions...................................        (7,309)            ---
(Increase) decrease in due from affiliates.......        (1,094)          2,803
                                                   ------------    ------------

Net cash used in investing activities............      (267,336)           (809)

FINANCING ACTIVITIES

Proceeds from the sale of Series B Cumulative
  Redeemable Preferred Shares....................        95,318             ---
Proceeds from the private placement of common
  shares.........................................        47,194             ---
Proceeds from mortgage notes payable.............       341,856             480
Proceeds from mortgage notes payable-Affiliate...           ---           1,980
Repayment of mortgage notes payable..............      (212,268)            (62)
Repayment of mortgage note payable-Affiliate.....        (3,984)            ---
Financing costs..................................        (4,161)            ---
Increase in due to affiliates ...................           ---              26
Contributions from minority interest - other.....         1,000             ---
Distribution to minority interest - Operating
  Partnership....................................        (5,176)            ---
Distributions to partners........................           ---              (3)
Dividends paid to preferred shareholders.........        (1,045)            ---
Dividends paid to common shareholders............        (7,416)            ---
                                                   ------------    ------------

Net cash provided by financing activities........       251,318           2,421
                                                   ------------    ------------

Net increase (decrease) in cash and cash
  equivalents....................................         1,198          (1,115)

Cash and cash equivalents at beginning of
  period.........................................        11,969           5,573
                                                   ------------    ------------

Cash and cash equivalents at end of period....... $      13,167   $       4,458
                                                   ============    ============

          See notes to consolidated and combined financial statements.

                                      -7-

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.   FORMATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was formed in Maryland on July 21, 1997 to succeed to and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI"), which consisted of a portfolio of five office and seventeen industrial properties, as well as a parking garage facility and the office and industrial real estate ownership, acquisition, development, leasing and management businesses historically conducted by PGI (the "PGI Properties"). On November 17, 1997, the Company completed its initial public offering (the "IPO" or "Offering") of 12.98 million common shares of beneficial interest ("Common Shares") and the private placement of 2.0 million Series A Cumulative Convertible Preferred Shares ("Convertible Preferred Shares") of beneficial interest (the "Convertible Preferred Share Private Placement"). The Company's assets are owned and controlled by, and all of its operations are conducted through, Prime Group Realty, L.P. (the "Operating Partnership") and other subsidiaries. The Operating Partnership also sold 4,569,893 common units in the Operating Partnership for $85.0 million to Primestone Investment Partners, L.P. ("Primestone Joint Venture"), a joint venture between PGI and certain affiliates of Blackstone Real Estate Advisors, L.P., BRE/Primestone Investment L.L.C. and BRE/Primestone Management Investment L.C.C. Primestone obtained a 60% interest in Primestone Joint Venture in exchange for the contribution of 3,375,000 of its common units in the Operating Partnership received from the contribution of its interest in the PGI Properties to the Operating Partnership.

Pursuant to financing arrangements for the properties, the partnerships or limited liability companies which are subsidiaries of the Operating Partnership and own the properties often have, as a partner or member, a separate corporate subsidiary of the Company whose board of directors includes an independent director that, as required by such financing arrangements, must approve the commencement of any voluntary dissolution or insolvency proceeding with respect to such subsidiary.

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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

5.   RECENT DEVELOPMENTS

During the period from January 1, 1998 through June 30, 1998 the Company acquired the following eight office properties:

                                       NET        ACQUISITION   MORTGAGE
                                       RENTABLE   COST          DEBT (*)
                                       SQUARE     (IN           (IN         MONTH
     PROPERTY          LOCATION        FEET       MILLIONS)     MILLIONS)   ACQUIRED
     --------          --------        ---------  -----------   ---------   --------

33 North Dearborn     Chicago, IL        302,818  $      34.4   $    18.0     1/98
Commerce Point        Arlington Hts.,    236,642         29.4        20.0     2/98
208 South LaSalle        IL
   Street             Chicago, IL        827,494         61.2        45.8     3/98
122 South Michigan    Chicago, IL        512,369         29.6         ---     4/98
2100 Swift Drive      Oak Brook, IL      58,000           6.2         5.2     4/98
6400 Shafer Court     Rosemont, IL       161,730         21.4        14.4     5/98
Two Century Centre    Schaumburg, IL     217,960         35.7         ---     6/98
Oak Brook Business
  Center              Oak Brook, IL      199,245         16.2         ---     6/98
                                       ---------  -----------   ---------
                                       2,516,258  $     234.1   $   103.4
                                       =========  ===========   =========

(*) "See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms.

In June 1998, the Company acquired the following parcels of land under two purchase contracts:

                                                                 ACQUISITION
                                                                    COST
            PROPERTY              LOCATION          ACRES       (IN MILLIONS)
            --------              --------          -----       -------------

        Aurora Land - I          Aurora, IL          37.3           $ 3.1
        Aurora Land - II         Aurora, IL          17.4             1.4
                                                     ----           -----
                                                     54.7           $ 4.5
                                                     ====           =====

The contracts require purchase of an additional 132.7 acres over a three to five year period for additional consideration of $10,394,210. Certain minimum installment payments are required; however, the timing of the purchases is at the Company's discretion.

Concurrently with the closing of the IPO, the Company obtained a secured revolving credit facility (the "Credit Facility") from a group of financial institutions. In March 1998, the Credit Facility was amended to provide that the commitments under the Credit Facility be reduced from $235.0 million to $200.0 million. In April 1998, the Credit Facility was further amended to provide that the commitments under the Credit Facility be reduced to $190.0 million.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.   RECENT DEVELOPMENTS (CONTINUED)

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

Concurrently with the closing of the IPO, the Company borrowed $83.5 million in financing on a short-term basis evidenced by two separate notes (the "New Mortgage Notes") which were collateralized by first mortgages on certain office and industrial properties. On April 1, 1998, the Company refinanced one of the New Mortgage Notes (which had an original principal balance of $27.5 million) with a loan of $29.4 million which will mature on March 23, 2008. Interest on this loan is fixed for 10 years at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (which had an original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.17% and a maturity of May 1, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or .50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds Rate plus 1.0% and matures on May 1, 2000, not including a six-month extension option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties. As a result of the above refinancing, the Company recognized an extraordinary loss of $525,000, net of minority interest of $375,000, representing the write-off of previously unamortized deferred financing fees.

In Feruary 1998, the Company refinanced $48.8 million of letters of credit that provided credit enhancements on certain of the Company's bonds payable from the Credit Facility to a separate financing facility provided by a financial institution (the "New LOC's"). The New LOC's have a quarterly fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

On March 31, 1998, the Company issued 10,000 and 2,500 Common Shares granted to an officer and a board member of the Company, respectively, pursuant to an employment agreement and a consulting agreement.

On March 25, 1998, the Company completed a private placement of 2.58 million Common Shares to institutional investors (the "Private Placement"). The Company received proceeds, net of underwriter discount, of approximately $49.2 million from the Private Placement, which were used to fund the acquisition of the office properties located at 208 South LaSalle Street and 122 South Michigan Avenue.

On March 30, 1998, the Company entered into a joint venture that acquired an approximately 67,000 square foot vacant parcel of land located in the Chicago, Illinois central business district ("Chicago CBD"). The parcel was acquired for the potential development of a Class A multi-purpose facility, with up to 900,000 square feet of office space, 125,000 square feet of retail space and a parking garage with a capacity for approximately 250 cars. The Company has economic control of the joint venture and, therefore, has consolidated the operations of the joint venture from the date of inception. The joint venture entered into a bank loan in the amount of $13.5 million to acquire the land. Interest is payable monthly at a rate of LIBOR plus 200 basis points or at the lender's prime rate. The note matures April 1, 1999, not including a six-month extension option. The other joint venturer's interest has been reflected as Minority Interest - Other at June 30, 1998.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.   RECENT DEVELOPMENTS (CONTINUED)

On May 15, 1998, the Company obtained a 7.22% note payable with a principal balance of $75.0 million, collateralized by a mortgage on the suburban office building known as Continental Towers. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. The Company used $70.0 million of the proceeds to repay a portion of the Credit Facility. The remaining proceeds were utilized to pay related costs and to fund escrow reserves required by the terms of the note.

On June 5, 1998, the Company completed the sale of 4.0 million shares of its Series B Cumulative Redeemable Preferred Stock (the "Redeemable Preferred Share Offering"). The Company received net proceeds, net of underwriters' discounts, of approximately $96.85 million which were used to fund the acquisition of Two Century Centre and Oak Brook Business Center and repay borrowings under the Credit Facility and the Line of Credit. Distributions on the Series B Redeemable Preferred Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B Cumulative Redeemable Preferred Share). The Series B Cumulative Redeemable Preferred Shares rank senior to the Common Shares and the Convertible Preferred Shares as to the payment of dividends and as to the distribution of assets.

On and after June 5, 2003, the Series B Cumulative Redeemable Preferred Shares may be redeemed at the option of the Company at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds of sale of other capital shares of beneficial interest of the Company.

6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company intends to adopt Statement 133 in 1999. Management believes that the adoption of Statement 133 will not have a material effect on the Company's results of operations or financial position.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest ("Common Share") for the three months and six months ended June 30, 1998:

                                                   THREE MONTHS      SIX MONTHS
                                                       ENDED            ENDED
                                                      JUNE 30,        JUNE 30,
                                                       1998            1998
                                                   ------------    ------------
NUMERATOR:
  Net income available to Common Shares before
    extraordinary item........................... $      2,978    $       5,198
      Extraordinary item, net....................         (525)            (525)
                                                   -----------     ------------
  Numerator for basic earnings per share-income
    available to Common Shares................... $      2,453    $       4,673
                                                   ===========     ============

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

7.   EARNINGS PER SHARE (CONTINUED)
                                                   THREE MONTHS      SIX MONTHS
                                                       ENDED            ENDED
                                                      JUNE 30,        JUNE 30,
                                                       1998            1998
                                                   ------------    ------------
DENOMINATOR:
     Denominator for basic earnings per share
      - weighted average Common Shares...........    15,572,494      14,383,258
                                                   ------------    ------------

       Effect of dilutive securities:
         Employee stock options..................           ---          16,545
                                                   ------------    ------------
     Dilutive potential Common Shares............           ---          16,545
                                                   ------------    ------------
     Denominator for diluted earnings per share
       - adjusted weighted-average Common Shares
       and assumed conversions...................    15,572,494      14,399,803
                                                   ============    ============

     Basic and diluted earnings available to
       Common Shares per weighted average
       Common Share:
        Net income before extraordinary item..... $       0.19    $        0.36
        Extraordinary item.......................        (0.03)           (0.04)
                                                   -----------     ------------
       Net income per Common Share............... $       0.16    $        0.32
                                                   ===========     ============

Options to purchase 1,167,500 Common Shares at a weighted average exercise price of $20.05 per share outstanding during the three months ended June 30, 1998 and options to purchase 82,500 Common Shares at a weighted average price of $20.64 per share outstanding during the six months ended June 30, 1998 were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 10,280,882 Common Units outstanding at June 30, 1998, of which 9,353,782 ("Convertible Common Units") may be converted into Common Shares after one year from the completion of the Offering at the option of the Company. The Convertible Common Units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Convertible Preferred Shares outstanding during the six months ended June 30, 1998 which were not included in the computations of diluted earnings per share because the conversion would be antidilutive.

8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1997, (i) the Company had completed the Offering, the Convertible Preferred Share Private Placement, the Redeemable Preferred Share Offering and the Private Placement and used the net proceeds to acquire Preferred Units and Common Units of the Operating Partnership, (ii) PGI and other individuals had contributed certain of their respective properties and operations (the "Contribution Properties") to the Operating Partnership, (iii) the Operating Partnership had completed the sale of Common Units to Primestone Joint Venture, (iv) the Operating Partnership acquired various office and industrial properties with cash and debt proceeds (the "Acquisition Properties") and a property management company from various third parties, and (v) the Operating Partnership repaid debt on

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

8.       PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

certain of the Contribution Properties. The unaudited pro forma Condensed Consolidated Statements of Operations should be read in conjunction with unaudited Pro Forma Condensed Consolidated financial statements and all of the historical financial statements contained in Form 10-K. In management's opinion, all adjustments necessary to reflect the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the Offering, the Convertible Preferred Share Private Placement, the Redeemable Preferred Share Offering the Private Placement and other transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                      SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1998                1997
                                                    ------------   ------------

  Total revenue (in 000's)                         $      75,499  $      70,553
                                                    ============   ============
  Net income (in 000's)                            $       8,209  $       4,303
                                                    ============   ============
  Net income (loss) available to common
    shareholders (in 000's)                        $       2,309  $      (1,597)
                                                    ============   ============
  Earnings (loss) per common share                 $        0.15  $       (0.10)
                                                    ============   ============

Pro forma earnings per common share increased by $0.25 from the six months ended June 30, 1997 to the six months ended June 30, 1998 primarily due to improved operations at the properties in 1998.

9.   SUBSEQUENT EVENTS

In July and August 1998, the Company entered into contracts to acquire three office properties, one industrial property and two land parcels for total contract prices of approximately $422.5 million. The Company has made escrow and other deposits of $30.2 million related to these contracts.

The Company expects to complete the above acquisitions by the end of the first quarter of 1999; however, there can be no assurance that any or all of the acquisitions will be completed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. As of June 30, 1998, the Company expects to qualify as a REIT for federal income tax purposes. The Company (through the Operating Partnership) owns 24 office properties ("Office Properties") containing an aggregate of approximately 5.8 million net rentable square feet, 46 industrial properties ("Industrial Properties") containing an aggregate of approximately 5.8 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago, Illinois metropolitan area. In addition, the Company owns a mortgage on an office property containing 728,406 net rentable square feet. The Company also owns approximately 139.7 acres (including a development site containing approximately 67,000 square feet located in the Chicago CBD held by a joint venture with a third party) and has rights to acquire approximately 437.8 acres of developable land (including rights to acquire a development site located in the Chicago CBD containing approximately 58,000 square feet), which management believes could be developed with approximately 3.0 million square feet of additional office space and over 9.4 million square feet of additional industrial space primarily in the Chicago metropolitan area.

In terms of net rentable square feet, approximately 90.1% of the Office Properties and 87.5% of the Industrial Properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 93.1% of the Company's rental revenue and tenant reimbursement revenue for the six months ended June 30, 1998. The remaining Office Properties are located in Nashville, Tennessee; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and the remaining Industrial Properties are located in the Columbus, Ohio metropolitan area. The Company intends to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

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

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the industrial and office industries in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 of the Company to the Three Months Ended June 30, 1997 of the Predecessor Properties
--------------------------------------------------------------------------------

In analyzing the operating results for the quarter ended June 30, 1998, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of the Company's IPO as well as properties acquired after the IPO through June 30, 1998.

The Predecessor Properties consisted of five office properties, 17 industrial properties, as well as a parking facility. At the time of the IPO, 11 additional office properties, 28 additional industrial properties and one retail center were contributed or acquired. After the date of the IPO and through June 30, 1998, the Company acquired ten additional office properties and the first mortgage note encumbering one office property as described in the footnotes to the Company's Form 10-K.

For the three months ended June 30, 1998, rental revenue increased $15.2 million, or 187.2%, to $23.4 million, tenant reimbursement income increased $6.5 million, or 181.4%, to $10.0 million, other revenue increased $1.7 million to $2.0 million, or 566.7%, property operating expenses increased $4.9 million, or 251.1%, to $6.9 million, real estate tax expense increased $4.1 million, or
148.4%, to $6.9 million and depreciation and amortization increased $2.8 million, or 82.8%, to $6.2 million as compared to the three months ended June 30, 1997. The additional office and industrial properties resulted in total rental revenue of $15.9 million, tenant reimbursements income of $5.9 million, property operating expenses of $5.0 million, real estate tax expense of $4.0 million and depreciation and amortization of $3.2 million for the three months ended June 30, 1998. Rental revenue and tenant reimbursement income for the Predecessor Properties (decreased) increased $(0.6) million and $0.6 million, respectively, for the three months ended June 30, 1998 compared to the same period in 1997, due to a major tenant of the 77 West Wacker Drive building defaulting on its lease in the second quarter of 1997. Property operating expenses, real estate tax expense and depreciation and amortization for the Predecessor Properties for the three months ended June 30, 1998 remained consistent with the same period in 1997.

Mortgage note interest income increased by $1.5 million to $1.5 million on due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle in December 1997.

Interest expense had a net decrease of $1.7 million, or 17.2%, to $8.1 million during the three months ended June 30, 1998. The decrease was due to an $9.1 million decrease as a result of the repayment of debt with proceeds from the Company's IPO, offset by an increase of $7.4 million due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as Credit Facility and Line of Credit borrowings used to fund property acquisitions.

General and administrative expense increased $0.7 million during the three months ended June 30, 1998, reflecting costs related to the Company's new public status and its increased size.

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs no longer being incurred by the Company.

In 1997, the Predecessor Properties recorded a provision for environmental remediation costs of $3.2 million as an estimate of costs to be incurred for environmental clean-up of certain properties. In management's opinion, no additional provision is necessary.

Income allocated to minority interest increased $3.0 million, or 333.3%, to $2.9 million for the three months ended June 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $17.9 million, or 167.4%, to $7.2 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses as described above. The change in ownership structure is due to certain ownership percentages changing during the IPO.

Net income increased $14.4 million, or 135.8%, to $3.8 million for the three months ended June 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

Comparison of the Six Months Ended June 30, 1998 of the Company to the Six Months Ended June 30, 1997 of the Predecessor Properties
--------------------------------------------------------------------------------

In analyzing the operating results for the six months ended June 30, 1998, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of the Company's IPO as well as properties acquired after the IPO through June 30, 1998.

For the six months ended June 30, 1998, rental revenue increased $25.3 million, or 157.1%, to $41.5 million, tenant reimbursement income increased $10.6 million, or 136.8%, to $18.4 million, property operating expenses increased $7.6 million, or 176.5%, to $11.9 million, real estate tax expense increased $6.6 million, or 118.8%, to $12.2 million and depreciation and amortization increased $5.1 million, or 78%, to $11.6 million as compared to the six months ended June 30, 1997. The additional office and industrial properties resulted in total rental revenue of $24.8 million, tenant reimbursements income of $9.3 million, property operating expenses of $8.3 million, real estate tax expense of $7.0 million and depreciation and amortization of $4.9 million for the six months ended June 30, 1998. Rental revenue and tenant reimbursement income for the Predecessor Properties increased (decreased) $(0.8) million and $(0.8) million, respectively, for the six months ended June 30, 1998 compared to the same period in 1997, due to a major tenant of the 77 West Wacker Drive building defaulting on its lease in the second quarter of 1997. Property operating expenses, real estate tax expense and depreciation and amortization for the Predecessor Properties for the six months ended June 30, 1998 remained consistent with the same period in 1997.

Mortgage note interest income increased by $3.0 million to $3.0 million due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle in December 1997.

Interest expense had a net decrease of $4.8 million, or 24.7%, to $14.5 million during the six months ended June 30, 1998. The decrease was due to a $17.9 million decrease as a result of the repayment of debt with proceeds from the Company's IPO, offset by an increase of $13.1 million due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as Credit Facility and Line of Credit borrowings used to fund property acquisitions.

General and administrative expense increased $1.2 million during the six months ended June 30, 1998, reflecting costs related to the Company's new public status and its increased size.

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs no longer being incurred by the Company.

In 1997, the Predecessor Properties recorded a provision for environmental remediation costs of $3.2 million as an estimate of costs to be incurred for environmental clean-up of certain properties. In management's opinion, no additional provision is necessary.

Income allocated to minority interest increased $5.5 million, or 106%, to $5.2 million for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $30.0 million, or 170.6%, to $12.4 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties being either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the certain ownership percentages changing during the IPO.

Net income increased $23.9 million, or 170.6%, to $6.7 million for the six months ended June 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

LIQUIDITY AND CAPITAL RESOURCES

       THE  CREDIT  FACILITY.  As of June 30,  1998,  the  Company  has a Credit
Facility of $190.0 million from a group of banks led by BankBoston, N.A. and Prudential Securities Credit Corporation ("PSCC"), an affiliate of Prudential Securities Incorporated. Borrowings under the Credit Facility are available to fund acquisitions and development activities and to provide letters of credit for $26.0 million of tax-exempt bonds. The Credit Facility, which matures on November 17, 2000, is collateralized by the 77 West Wacker Building and all of the Company's properties located in Tennessee and was secured by a pledge of the Company's mortgage note receivable on Continental Towers until May 15, 1998 when the Company repaid $70.0 million of the Credit Facility in connection with obtaining the $75.0 million loan collateralized by Continental Towers as described below under "1998 Mortgage Notes". Concurrently with the loan transaction, the Credit Facility was reduced from $200.0 million to $190.0 million.

The Credit Facility, at the Company's election, bears interest on Eurodollar loans at a floating rate based on a spread over the Eurodollar rate equal to 120 to 150 basis points, depending upon the Company's applicable leverage ratio, or the higher of BankBoston's prime rate or the federal funds rate plus 50 basis points. Notwithstanding the foregoing, the Credit Facility was amended to provide that for the period from December 15, 1997 through February 14, 1998, the spread over the Eurodollar rate applicable to Eurodollar loans was equal to 175 basis points and for the period from February 15, 1998 through May 15, 1998, such spread was equal to 200 basis points. Borrowings under the Credit Facility may be repaid at any time, without penalty, except for the costs related to the breakage of the Eurodollar rate loan, if any. The Credit Facility requires monthly payments of interest only on prime rate and Eurodollar rate loans. Eurodollar rate loans may be for periods of between 30 and 180 days. At June 30, 1998 borrowings under the Credit Facility bore interest at a weighted-average rate equal to 7.13%.

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

       NEW MORTGAGE NOTES. The Company borrowed $83.5 million in aggregate principal amount under the New Mortgage Notes. PSCC provided the original New
Mortgage Notes financing on a short-term basis. The New Mortgage Notes consist of two separate notes secured, respectively, by first mortgages on certain office and industrial properties. Prior to their refinancing, interest on the New Mortgage Notes was fixed to 7.19% (a rate equal to seven-year U.S. Treasury Notes, plus 1.27%). On March 23, 1998, the Company refinanced one of the New Mortgage Notes (which had an original principal balance of $27.5 million) with a loan of $29.4 million, which will mature on April 1, 2008. Interest on this loan accrues at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (which had an original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.17% and will mature on May 1, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or 0.50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds rate plus 1.0% and will mature on May 1, 2000, not including a six month extension option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties. As a result of the above refinancing, the Company recognized an extraordinary item of $525,000, net of minority interest of $375,000, representing the write-off of previously unamortized deferred financing fees.

       1998 MORTGAGE NOTES. During 1998, the Company has acquired five of its eight new Office Properties with proceeds from property mortgage loans. The following is a summary of those loans:

                           INITIAL
                          PRINCIPAL                INTEREST
      PROPERTY          (IN MILLIONS)              RATE (%)             MATURITY
--------------------    -------------     ---------------------------   --------

33 North Dearborn       $        18.0     LIBOR plus 165 basis points     1/2000
Commerce Point                   20.0               7.07                  2/2008
208 South LaSalle                45.8               7.785                 4/2008
2100 Swift Drive                  5.2               7.19                  5/2028
6400 Shafer Court                14.4               7.09                  5/2028
                        -------------
                        $       103.4
                        =============

Except for the loan relating to 33 North Dearborn, all of the loans require monthly payments of principal and interest. The 33 North Dearborn loan requires monthly payments of interest only.

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

       LETTERS OF CREDIT. The Company has refinanced $48.8 million of letters of credit that provided credit enhancements on certain of the Company's bonds payable from the Credit Facility to the New LOC's. The New LOC's have a quarterly fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

       ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. Over the past three years, the Company's recurring tenant improvements and leasing commissions for the Predecessor Properties averaged $4.47 per square foot of leased space and $0.40 per square foot of leased industrial space per year. The Company expects that the average annual cost of recurring tenant improvements and leasing commissions will be approximately $3.6 million based on the average annual square feet for which leases expire during the next three years. The Company expects the cost of general capital improvements to the properties to average approximately $0.9 million annually based upon an estimate of $0.08 per square foot.

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

HISTORICAL CASH FLOWS

In analyzing cash flows for the quarter ended June 30, 1998, the changes in 1997 are due principally to the addition of cash flows from properties contributed and acquired as part of the Company's IPO as well as properties acquired after the IPO through June 30, 1998.

The Company had net cash provided by (used in) operating activities of $17.2 million and $(2.7) million for the six months ended June 30, 1998 and 1997, respectively. The $19.9 million increase is primarily due to a $23.9 million increase in net income, a 5.1 million increase in depreciation and amortization expense, a $5.5 million increase in income allocated to minority interest, a $0.5 million increase in accrued interest, a $3.0 million increase in accounts payable and accrued expenses, a $6.5 million increase in accrued real estate taxes, and a $1.2 million increase in other liabilities, offset by a $5.9 million decrease in interest expense and fees added to principal on mortgage note payable affiliate, a $2.1 million increase in tenant receivables, and a $18.5 million increase in other assets.

The Company had net cash used in investing activities of $267.3 million and $0.8 million for the six months ended June 30, 1998 and 1997, respectively. The $266.5 million increase in net cash used in investing activities from the period ended June 30, 1997 as compared to the period ended June 30, 1998 was primarily due to an $253.5 million increase in expenditures for real estate and equipment, principally related to the acquisition of five properties, $7.3 million in escrow deposits for future acquisitions, a $3.9 million net increase in advances to affiliates and a $1.8 million increase in leasing costs.

The Company had net cash provided by financing activities of $251.3 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively. The $248.9 million increase in net cash provided by financing activities from the period ended June 30, 1997 as compared to the period ended June 30, 1998 was due to net proceeds of $95.3 from the Redeemable Preferred Share Offering, net proceed of $47.2 million from the Private Placement, net proceeds from mortgage notes payable of $125.6 million and additional minority interest contributions of $1.0 million, offset by financing costs of $4.1 million and distributions to preferred shareholders, common shareholders and minority interest of $13.6 million.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of the Company's Funds from Operations for the six months ended June 30,1998 (in thousands):

                                                   PRO FORMA (1)      ACTUAL
                                                   ------------    ------------

Net income allocated to common shareholders...... $       2,309   $       4,673

   Real estate depreciation and amortization.....        12,055          10,849
   Amortization of costs for leases assumed......           566             566
   Straight-line rental revenue adjustments......          (522)           (522)
   Minority interest.............................         5,860           5,167
   Extraordinary loss............................          ---              525
                                                   ------------    ------------

Funds from Operations (2)........................ $      20,268   $      21,258
                                                   ============    ============

(1) The pro forma calculation of Funds from Operations of the Company is presented as if, at January 1, 1998, (i) the Company had completed the Redeemable Preferred Share Offering and the Private Placement and used the net proceeds to acquire Preferred Units and Common Units of the Operating Partnership, (ii) the Operating Partnership had acquired the various office and industrial properties acquired during the six months ended June 30, 1998 and (iii) the Operating Partnership repaid certain indebtedness. The unaudited pro forma calculation of Funds from Operations should be read in conjunction with unaudited Pro Forma Condensed Consolidated financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the above described transactions have been made.

(2) The Company computes Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that the Company reports rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which the Company believes results in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating Funds from Operations used by certain other office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. As a result of the Company's reporting rental revenues on a contractual basis, contractual rent increases will cause reported Funds from Operations to increase. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of the Company's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

READINESS FOR YEAR 2000

The Company is currently evaluating the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. Based on a recent assessment, the Company will have to modify or replace significant portions of its hardware and software so that its systems will function properly with respect to the Year 2000 and beyond. Certain of these systems are currently in the process of being modified and/or replaced. The Company believes that with modifications to certain existing software and conversions to new software applications, in addition to hardware upgrades on certain mechanical systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

The Company continues to evaluate the Year 2000 issue and will utilize both internal and external resources in order to reprogram, or replace, systems that are not in compliance with the Year 2000. The Company anticipates completing the project in mid-1999. The cost to complete the project has not yet been determined.

The project completion date is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify the Company's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct relevant computer codes, and similar uncertainties.

INFLATION

The Company's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the Company's exposure to increases in costs and operating expenses resulting from inflation. As of June 30, 1998, approximately $201.3 million in principal amount of the Company's indebtedness bore interest at floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

PART II:  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 5, 1998, the Company issued and sold 4,000,000 9% Series B Cumulative Redeemable Preferred Shares for $25 per share, or an aggregate consideration of approximately $100 million. So long as any Series B Cumulative Redeemable Preferred Shares ("Series B Shares") are outstanding, no dividends may be declared or paid or set apart for payment on Common Shares or Convertible Preferred Shares unless full cumulative dividends on the Series B Shares have been or contemporaneously are declared and a sum sufficient for the payment thereof set apart for such payment. In addition, the Series B Shares rank senior to the Common Shares and the Convertible Preferred Shares as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up. In the event of any liquidation, dissolution or winding up of the Company, before any payment or distribution of the assets of the Company shall be made to or set apart for the holders of Common Shares or Convertible Preferred Shares, the holders of Series B Shares shall be entitled to receive $25.00 per Series B Share, plus an amount equal to all dividends (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution to such holders. Further, if and whenever six consecutive quarterly dividends payable on the Series B Shares shall be in arrears, the number of trustees then constituting the Board of Trustees shall be increased by two and the holders of Series B Shares, together with the holders of shares of every other series of shares on parity with the Series B Shares (which does not include the Common Shares or the Convertible Preferred Shares), shall be entitled to elect the two additional trustees to serve on the Board of Trustees.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual Meeting of Shareholders was held on May 22, 1998. At the meeting, shareholders voted on (i) the election of two trustees; and (ii) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1998. Voting on each such matter was as follows:

                                  VOTES       VOTES      WITHHELD/     BROKER
                                   FOR       AGAINST    ABSTENTIONS   NON-VOTES
                               ----------    -------    -----------   ---------

1. Election of Trustees:

   Michael W. Reschke          13,096,353       ---        6,640          0
   Jacque M. Ducharme          13,095,053       ---        7,940          0

2. Ratification of Auditors:   13,092,902     3,750        6,341          0


ITEM 5.           OTHER INFORMATION.

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits:

EXHIBIT
NUMBER                              DESCRIPTION
-------   ----------------------------------------------------------------------
   3.1 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Commission on May 14, 1998 and incorporated herein by reference

   3.2 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998

   3.3 Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998

   3.4 Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998

   4.1    Articles  Supplementary   Classifying  and  Designating  a  Series  of
          Preferred Shares of Beneficial Interest as 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Series dated June 1, 1998

   10.1 Amendment No. 4 to the Credit Facility dated as of April 24, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Commission on May 14, 1998 and incorporated herein by reference

   10.2   Subordination  and  Intercreditor  Agreement  made as of May 14,  1998 among Connecticut General Life Insurance Company and Prime Group Realty, L.P.

   10.3 Employment Agreement dated as of May 6, 1998 by and between the Company and Louis Conforti

   10.4 Promissory Note dated May 14, 1998 in the principal amount of $75,000,000.00 made by American National Bank and Trust Company of Chicago, a national banking association, not personally but solely as trustee under trust agreement dated July 26, 1977 and known as Trust No. 40935 and American National Bank and Trust Company of Chicago, a national banking association, as successor trustee to First Bank, N.A., as successor trustee to National Boulevard Bank of Chicago, not personally, but solely as trustee under trust agreement dated September 27, 1976 and known as Trust No. 5602, payable to the order of Connecticut General Life Insurance Company

   27.1   Financial Data Schedule

---------------

   (b)    Reports on Form 8-K:

The Company filed the following reports on Form 8-K and Form 8-K/A relating to the acquisition of certain real estate properties and the required financial information: Form 8-K on January 14, 1998; Form 8-K on January 30, 1998; Form 8-K/A on February 27, 1998; Form 8-K on March 6, 1998; Form 8-K/A on March 31, 1998; Form 8-K on April 14, 1998; Form 8-K on April 15, 1998; Form 8-K/A on May 5, 1998; Form 8-K on June 15, 1998 and Form 8-K/A on June 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIME GROUP REALTY TRUST
                                            ------------------------
                                            Registrant

Date:           August 14, 1998             /s/  Richard S. Curto
       -------------------------------      ---------------------
                                            Richard S. Curto
                                            President and Chief Executive
                                              Officer

Date:           August 14, 1998             /s/  William M. Karnes
       ------------------------------       ---------------------
                                            William M. Karnes
                                            Executive Vice President and
                                            Chief Financial Officer