Form 10-Q
period 1998-09-30
PRIME GROUP REALTY TRUST
filed 1998-11-16
CIK 1042798

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

At November 13, 1998, 15,122,594 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST
                                    FORM 10-Q

                                      INDEX
                                      -----

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)                                   Page
                                                                            ----
         Consolidated Balance Sheets of Prime Group Realty
         Trust as of September 30, 1998 and December 31, 1997...........       3

         Consolidated Statement of Income of Prime Group
         Realty Trust for the Three Months Ended September 30,
         1998 and the Combined Statement of Operations of the
         Predecessor Properties (predecessor to Prime Group
         Realty Trust) for the Three Months Ended September 30, 1997....       4

         Consolidated Statement of Income of Prime Group
         Realty Trust for the Nine Months Ended September 30,
         1998 and the Combined Statement of Operations of the
         Predecessor Properties (predecessor to Prime Group
         Realty Trust) for the Nine  Months Ended September 30, 1997....      5

         Consolidated Statement of Cash Flows of Prime Group
         Realty Trust for the Nine Months Ended September 30,
         1998 and the Combined Statement of Cash Flows of the
         Predecessor Properties (predecessor to Prime Group
         Realty Trust) for the Nine Months Ended September 30, 1997.....   6 - 7

         Notes to Consolidated and Combined Financial
         Statements of Prime Group Realty Trust and of the
         Predecessor Properties (predecessor to Prime Group
         Realty Trust)..................................................  8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................ 15 - 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....      22

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     23
Item 2.  Changes in Securities and Use of Proceeds.......................     23
Item 3.  Defaults Upon Senior Securities.................................     23
Item 4.  Submission of Matters to a Vote of Security Holders.............     23
Item 5.  Other Information...............................................     23
Item 6.  Exhibits and Reports on Form 8-K................................     24

Signatures ..............................................................     25

PART I. FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1998            1997
                                                     -----------    -----------
                      ASSETS
Real estate and equipment, at cost:
    Land .........................................   $   138,964    $    92,440
    Building and improvements ....................       692,630        496,839
                                                     -----------    -----------
                                                         831,594        589,279
    Accumulated depreciation .....................       (18,240)        (2,338)
                                                     -----------    -----------
                                                         813,354        586,941
    Property under development ...................        43,353             --
                                                     -----------    -----------
                                                         856,707        586,941

Mortgage note receivable .........................        58,590         56,511
Cash and cash equivalents ........................         8,138         11,969
Tenant receivables ...............................         4,625          3,820
Restricted cash escrows ..........................        49,750          3,175
Deferred rent receivable .........................        38,881         37,828
Deferred costs, net ..............................        31,623         28,472
Due from affiliates ..............................         8,037          5,258
Other ............................................        29,917          7,494
                                                     -----------    -----------
Total assets .....................................   $ 1,086,268    $   741,468
                                                     ===========    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable ...........................   $   296,956    $    90,610
Credit facilities ................................       138,700        159,000
Mortgage note payable - Affiliate ................            --          3,984
Bonds payable ....................................        74,450         74,450
Accrued interest payable .........................         1,973          1,245
Accrued real estate taxes ........................        31,836         17,915
Accounts payable and accrued expenses ............        20,220         13,903
Liabilities for leases assumed ...................         4,790          5,758
Dividends payable ................................         8,122          2,505
Other ............................................         7,083            822
                                                     -----------    -----------
Total liabilities ................................       584,130        370,192
Minority interests:
    Operating Partnership ........................       148,859        147,207
    Other ........................................         1,000             --
Shareholders' equity:
    Preferred shares, $0.1 par value, 30,000,000
    authorized:
      Series B Cumulative Redeemable Preferred
       Shares, 4,600,000 designated; 4,000,000
       issued and outstanding.....................            40             --
      Series A Cumulative Convertible Preferred
       Shares, 2,000,000 designated, issued and
       outstanding................................            20             20
    Common shares, $.01 par value; 100,000,000
     shares authorized; 15,325,594 and 12,980,000
     shares issued and outstanding at September
     30, 1998 and December 31, 1997,
     respectively.................................           153            130
    Additional paid-in capital ...................       361,954        225,632
    Distributions in excess of earnings ..........        (9,888)        (1,713)
                                                     -----------    -----------
Total shareholders' equity .......................       352,279        224,069
                                                     -----------    -----------
Total liabilities and shareholders' equity .......   $ 1,086,268    $   741,468
                                                     ===========    ===========

          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)
               CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ---------------------------
                                                        1998            1997
                                                    ------------   ------------
                                                    PRIME GROUP    PREDECESSOR
                                                    REALTY TRUST   PROPERTIES
                                                    ------------   ------------
REVENUE
Rental ...........................................  $     28,049   $      8,839
Tenant reimbursements ............................         9,488          3,875
Mortgage note interest ...........................         1,415             --
Other ............................................         2,300            217
                                                    ------------   ------------

Total revenue ....................................        41,252         12,931

EXPENSES
Property operations ..............................         8,817          2,497
Real estate taxes ................................         6,869          2,361
Depreciation and amortization ....................         6,611          4,074
Interest .........................................         7,615          6,885
Interest - Affiliates ............................            --          2,978
Financing fees ...................................            --            294
Property and asset management fees - Affiliates ..            --            276
General and administrative .......................         1,651          1,087
                                                    ------------   ------------
Total expenses ...................................        31,563         20,452
                                                    ------------   ------------

Income (loss) before minority interest ...........         9,689         (7,521)
Minority interest ................................        (3,902)            98
                                                    ------------   ------------
Net income (loss) ................................  $      5,787   $     (7,423)
                                                    ------------   ============

Net income allocated to preferred shareholders ...        (2,950)
                                                    ------------

Net income available to common shareholders ......  $      2,837
                                                    ============

Net income available per  weighted-average
 common share of beneficial interest -
  Basic and diluted...............................  $       0.18
                                                    ============

          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

               CONSOLIDATED STATEMENT OF INCOME OF THE COMPANY AND
               COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                    ---------------------------
                                                        1998            1997
                                                    ------------   ------------
                                                    PRIME GROUP     PREDECESSOR
                                                    REALTY TRUST    PROPERTIES
                                                    ------------   ------------
REVENUE
Rental............................................  $     69,525   $     24,970
Tenant reimbursements.............................        27,889         11,644
Mortgage note interest............................         4,429            ---
Other ............................................         5,083            906
                                                     -----------   ------------

Total revenue.....................................       106,926         37,520

EXPENSES
Property operations...............................        20,758          6,815
Real estate taxes.................................        19,101          7,951
Depreciation and amortization.....................        18,186         10,566
Interest..........................................        22,091         20,472
Interest - Affiliates.............................           ---          8,627
Financing fees....................................           ---            934
Property and asset management fees - Affiliates...           ---          1,077
General and administrative........................         4,695          2,973
Provision for environmental remediation costs.....           ---          3,205
                                                    ------------   ------------

Total expenses....................................        84,831         62,620
                                                    ------------   ------------

Income (loss) before minority interest and
  extraordinary item..............................        22,095        (25,100)
Minority interest.................................        (9,069)           466
                                                    ------------   ------------

Income (loss) before extraordinary item...........        13,026        (24,634)
Extraordinary loss on extinguishment of debt,
  net of minority interest of $375................          (525)           ---
                                                    ------------   ------------

Net income (loss).................................  $     12,501   $    (24,634)
                                                    ------------   ============

Net income allocated to preferred shareholders....        (4,991)
                                                    ------------

Net income available to common shareholders ......  $      7,510
                                                    ============

Net income available per  weighted-average
    common share of beneficial interest -
    Basic and diluted.............................  $       0.51
                                                    ============

          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
                                                    PRIME GROUP    PREDECESSOR
                                                    REALTY TRUST    PROPERTIES
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income (loss).................................  $     12,501   $    (24,634)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Amortization of costs for leases assumed
    (included in rental revenue)..................           852            873
  Depreciation and amortization...................        18,186         10,566
  Interest added to principal on mortgage note
    payable - Affiliate...........................           ---          8,619
  Standby loan fee-affiliate added  to principal
    on mortgage note payable - Affiliate..........           ---            393
  Minority interest...............................         9,069           (466)
  Extraordinary item, net.........................           525            ---
  Changes in operating assets and liabilities:
    Increase in tenant receivables................          (805)        (3,559)
    (Increase) decrease in deferred rent
      receivable..................................        (1,053)           221
    Increase in deferred costs....................           ---         (1,601)
    (Increase) decrease in other assets ..........        (6,558)           473
    Increase (decrease) in accrued interest
      payable.....................................           728           (287)
    Increase (decrease) in accrued real estate
      taxes.......................................        13,921           (304)
    Increase (decrease) in accounts payable and
      accrued expenses............................           999         (1,254)
    Decrease in liabilities for leases assumed ...          (968)          (879)
    Increase in other liabilities ................         6,261          1,867
                                                    ------------   ------------

Net cash provided by (used in) operating
  activities......................................        53,658         (9,972)








                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
         COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
                                                    PRIME GROUP    PREDECESSOR
                                                    REALTY TRUST    PROPERTIES
                                                    ------------   ------------
INVESTING ACTIVITIES
Expenditures for real estate and equipment........  $   (281,974)  $     (4,270)
Leasing costs.....................................        (2,174)           ---
Additions to mortgage note receivable.............        (2,079)           ---
Increase in restricted cash escrows...............       (46,575)           ---
(Increase) decrease in due from affiliates........        (2,779)         2,803
                                                    ------------   ------------

Net cash used in investing activities.............      (335,581)        (1,467)

FINANCING ACTIVITIES
Proceeds from the sale of Series B Cumulative
  Redeemable Preferred Shares.....................        94,369            ---
Common stock repurchases .........................        (4,013)           ---
Proceeds from the private placement of common
  shares..........................................        47,194            ---
Proceeds from mortgage notes payable..............       291,656            736
Proceeds from mortgage notes payable- affiliate...           ---          2,820
Net repayment of Credit Facility..................       (20,300)           ---
Repayment of mortgage notes payable...............       (84,611)           (62)
Repayment of mortgage note payable- affiliate.....        (3,984)          (225)
Financing costs...................................       (19,520)           ---
Increase in due to affiliates ....................           ---          5,164
Contributions from minority interest - other .....         1,000            ---
Distribution to minority interest - operating
  partnership.....................................        (8,641)           ---
Distributions to partners.........................           ---             (3)
Dividends paid to preferred shareholders..........        (2,386)           ---
Dividends paid to common shareholders.............       (12,672)           ---
                                                    ------------   ------------

Net cash provided by financing activities.........       278,092          8,430
                                                    ------------   ------------

Net decrease in cash and cash equivalents.........        (3,831)        (3,009)

Cash and cash equivalents at beginning of period..        11,969          5,573
                                                    ------------   ------------

Cash and cash equivalents at end of period........  $      8,138   $      2,564
                                                    ============   ============

          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.   FORMATION OF THE COMPANY

Prime Group Realty Trust ("Prime" or the "company") was formed in Maryland on July 21, 1997 to succeed to and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI"), which consisted of a portfolio of five office and seventeen industrial properties, as well as a parking garage facility and the office and industrial real estate ownership, acquisition, development, leasing and management businesses historically conducted by PGI (the "Predecessor Properties"). On November 17, 1997, Prime completed its initial public offering ("IPO") of 12,980,000 common shares of beneficial interest and the private placement of 2,000,000 Series A Cumulative Convertible Preferred Shares of beneficial interest. Prime's assets are owned and controlled by, and all of its operations are conducted through, Prime Group Realty, L.P. (the "Operating Partnership") and other subsidiaries. PGI contributed its interest in the Predecessor Properties to the Operating Partnership in exchange for 3,375,000 common units of the Operating Partnership. The Operating Partnership also sold 4,569,893 common units in the Operating Partnership for $85.0 million to Primestone Investment Partners, L.P. ("Primestone Joint Venture"), a joint venture between PGI and certain affiliates of Blackstone Real Estate Advisors, L.P.

Pursuant to financing arrangements for the properties, the partnerships or limited liability companies which are subsidiaries of the Operating Partnership and own the properties, often have, as a partner or member, a separate corporate subsidiary of Prime whose board of directors includes an independent director that, as required by such financing arrangements, must approve the commencement of any voluntary dissolution or insolvency proceeding with respect to such subsidiary.

3.   INCOME TAXES

Commencing with the period ended December 31, 1997, Prime has filed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, Prime generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If Prime fails to qualify as a REIT in any taxable year, Prime will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

5.   RECENT DEVELOPMENTS

During the period from January 1, 1998 through September 30, 1998, Prime acquired the following eight office properties:

                                        NET    ACQUISITION   MORTGAGE
                                     RENTABLE       COST      DEBT (*)
                                      SQUARE        (IN        (IN       MONTH
    PROPERTY          LOCATION        FEET       MILLIONS)   MILLIONS)  ACQUIRED
    --------          --------      ---------  -----------   ---------  --------
33 North Dearborn    Chicago, IL      302,818    $  34.4     $   18.0     1/98
Commerce Point       Arlington
                      Hts., IL        236,642       29.2         20.0     2/98
208 South LaSalle
  Street             Chicago, IL      827,494       61.2         45.8     3/98
122 South Michigan   Chicago, IL      512,369       29.6          ---     4/98
2100 Swift Drive     Oak Brook, IL     58,000        7.4          5.2     4/98
6400 Shafer Court    Rosemont, IL     161,730       21.3         14.4     5/98
Two Century Centre   Schaumburg, IL   217,960       35.7          ---     6/98
Oak Brook Business
  Center             Oak Brook, IL    199,245       16.2          ---     6/98
                                    ---------    -------     --------
                                    2,516,258    $ 235.0     $  103.4
                                    =========    =======     ========

(*) See Management's Discussion and Analysis of Financial Condition and Results of Operations -"Liquidity and Capital Resources" for a description of the debt terms.

During the period from January 1, 1998 through September 30, 1998, Prime acquired the following parcels of land:

                                                         ACQUISITION
                                                             COST       MONTH
    PROPERTY                 LOCATION           ACRES   (IN MILLIONS)  ACQUIRED
    --------                 --------           -----   -------------  --------
Aurora Land - I           Aurora, IL             37.3      $  3.1        6/98
Aurora Land - II          Aurora, IL             17.4         1.4        6/98
DeKalb Land               DeKalb, IL             42.1         0.6        7/98
Rolling Meadows Land      Rolling Meadows, IL     0.6         0.1        7/98
Libertyville Industrial
  Land                    Libertyville, IL       12.8         2.0        7/98
Libertyville Office
  Land                    Libertyville, IL       21.6         3.3        9/98
                                               ------     -------
                                                131.8     $  10.5
                                               ======     =======

The Aurora Land contracts require purchase of an additional 132.7 acres over a three to five year period for additional consideration of $10.4 million. Certain minimum installment payments are required; however, the timing of purchases is at Prime's discretion. On September 26, 1998, Prime made a $170,000 installment payment.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.   RECENT DEVELOPMENTS (CONTINUED)

Concurrently with the closing of its IPO, Prime obtained a secured revolving credit facility (the "Credit Facility") from a group of financial institutions. In March 1998, April 1998 and October 1998, the Credit Facility was amended to provide that the commitments under the Credit Facility be reduced from $235.0 million to $200.0 million, $190.0 million and $80.0 million, respectively (see
Note 9).

In January 1998, Prime obtained a $15.0 million revolving line of credit with a financial institution (the "Line of Credit"). The Line of Credit, which matures in January 1999 and is subject to a one-year extension at Prime's option, is collateralized by an industrial property known as 475 Superior Avenue. Outstanding balances under the Line of Credit bear interest at a rate equal to LIBOR plus 195 basis points. Generally, the covenants contained in the Line of Credit are identical to the covenants contained in the Credit Facility.

Concurrently with the closing of its IPO, Prime borrowed $83.5 million in financing on a short-term basis evidenced by two separate notes (the "New Mortgage Notes") which were collateralized by first mortgages on certain office and industrial properties. On April 1, 1998, Prime refinanced one of the New Mortgage Notes (which had an original principal balance of $27.5 million) with a loan of $29.4 million, which will mature on March 23, 2008. Interest on this loan is fixed for 10 years at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (which had an original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.17% and a maturity of May 1, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or .50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds Rate plus 1.0%, and matures on May 1, 2000, not including a six-month extension option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties. As a result of the above refinancing, Prime recognized an extraordinary item of $525,000, net of minority interest of $375,000, representing the write-off of previously unamortized deferred financing fees.

In February 1998, Prime refinanced $48.8 million of letters of credit that provided credit enhancements on certain of Prime's bonds payable from the Credit Facility to a separate financing facility provided by a financial institution. The new letters of credit have an annual fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

On March 31, 1998 and on September 28, 1998, Prime issued a total of 22,500 common shares granted to two officers of the company and 2,500 common shares granted a board member of the company pursuant to their employment agreements or consulting agreement, as applicable.

On March 25, 1998, Prime completed a private placement of 2,579,994 common shares to institutional investors and received proceeds, net of underwriter discount, of approximately $49.2 million, which were used to fund the acquisition of the office properties located at 208 South LaSalle Street and 122 South Michigan Avenue.

On March 30, 1998, Prime entered into a joint venture that acquired an approximately 67,000 square foot vacant parcel of land located in the Chicago, Illinois central business district ("Chicago CBD"). The parcel was acquired for the potential development of a Class A multi-purpose facility, with approximately 1,000,000 square feet of office space, approximately 100,000 square feet of retail space and a parking garage with a capacity for approximately 250 cars. Prime has economic control of the joint venture and,

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.  RECENT DEVELOPMENTS (CONTINUED)

therefore, has consolidated the operations of the joint venture from the date of inception. The joint venture entered into a bank loan in the amount of $13.5 million to acquire the land. Interest is payable monthly at a rate of LIBOR plus 200 basis points or at the lender's prime rate. The note matures April 1, 1999, not including a six-month extension option. The other joint venturer's interest has been reflected as Minority Interest - Other at September 30, 1998.

On May 15, 1998, Prime obtained a 7.22% note payable with a principal balance of $75.0 million, collateralized by a mortgage on the suburban office building known as Continental Towers. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. Prime used $70.0 million of the proceeds to repay a portion of the Credit Facility. The remaining proceeds were utilized to pay related costs and to fund escrow reserves required by the terms of the note.

On June 5, 1998, Prime completed the sale of 4.0 million shares of its Series B Cumulative Redeemable Preferred Shares and received proceeds, net of underwriters' discounts, of approximately $96.85 million, which were used to fund (i) the acquisition of Two Century Centre and Oak Brook Business Center, and (ii) repay borrowings under the Credit Facility and the Line of Credit. Distributions on the Series B Redeemable Preferred Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B Cumulative Redeemable Preferred Share). The Series B Cumulative Redeemable Preferred Shares rank senior to Prime's common shares and its Series A Convertible Preferred Shares as to the payment of dividends and as to the distribution of assets. On and after June 5, 2003, the Series B Cumulative Redeemable Preferred Shares may be redeemed at Prime's option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other Prime capital shares of beneficial interest.

In July 1998 and September 1998, respectively, Prime began construction of an industrial facility with approximately 242,000 square feet and an office building with approximately 33,000 square feet on the Libertyville land parcels.

On August 21, 1998 and August 25, 1998, Prime entered into two Treasury Lock agreements with two financial institutions to determine the interest rate on 10 year Treasury notes effective on the date of the agreements. One of these agreements was entered into in anticipation of a planned future securitization of a $170.0 million loan related to the 77 West Wacker Drive property (see Note
9). The other agreement was entered into in anticipation of debt related to the acquisition of the IBM Plaza and National City Center properties (see discussion below). One of the agreements expires on December 21, 1998 and the other agreement expires on February 18, 1999. Prime has made deposits as required by the agreements which are included in other assets at September 30, 1998 and if the yield on the U.S. ten-year Treasury note at settlement is less than the locked yield, the calculated notional amount will be amortized over the terms of the future debt instruments as an adjustment to interest expense. Prime intends to consummate debt transactions equal to the notional value of the agreements.

During the quarter ended September 30, 1998, Prime entered into contracts to acquire two land parcels and an option to acquire a third land parcel located in the Chicago metropolitan area for a total purchase price of approximately $62.0 million. Restricted cash escrows at September 30, 1998 includes deposits of approximately $10.2 million related to these contracts. Prime expects to complete the above acquisitions by the first quarter of 1999. However, the purchase of the acquisitions is subject to Prime's completion of due diligence and the satisfaction of other customary closing conditions and there can be no assurance that any or all of the acquisitions will be completed.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.    RECENT DEVELOPMENTS (CONTINUED)

On July 22, 1998, Prime entered into a purchase agreement to acquire two office buildings (IBM Plaza and National City Center) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, Prime terminated the purchase agreement in accordance with the terms of the agreement, because the sellers were unable to satisfy a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified Prime in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw an aggregate of $20.0 million under two earnest money letters of credit provided by Prime under the terms of the purchase agreement. In accordance with such instructions, the earnest money escrow agent drew down the earnest money letters of credit and deposited the funds in an escrow account. Pursuant to the terms of the purchase agreement, these earnest money funds will remain deposited in the escrow account until the escrow agent receives a joint disbursement direction from Prime and the sellers or until a court of competent jurisdiction directs the disbursement of the escrow funds in a final order. The escrow agent's draw in the earnest money letters of credit, which were issued under the Credit Facility, increased Prime's outstanding indebtedness under the Credit Facility by such earnest money funds. Prime believes that the sellers are not entitled to the earnest money and intends to vigorously pursue available remedies to obtain a return of these funds. On September 21, 1998, the sellers filed a complaint against Prime alleging that Prime breached the contract and seeking, among other things, the earnest money now held in the escrow account (included in restricted cash escrows at September 30, 1998). On October 30, 1998, Prime filed its answer to the above complaint and denied all material allegations of the complaint. Prime also filed a counterclaim against the sellers alleging that the sellers breached the contract and seeking the return of the above mentioned earnest money and other damages. Although Prime intends to vigorously defend this lawsuit and prosecute its counterclaim, the company is unable to predict the outcome of this dispute.

On September 14, 1998, Prime established a program to repurchase up to 1,550,000 of its common shares in the open market and privately negotiated transactions. As of September 30, 1998, Prime had repurchased 294,400 common shares for an aggregate purchase price of approximately $4.0 million.

6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , which is effective for all fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value with the changes in fair value recognized in earnings unless specific hedge accounting criteria are met. Prime intends to adopt Statement No. 133 in 2000.

Prime has not yet quantified the impact of adopting Statement No. 133 on its financial statements. However, Statement 133 could increase volatility in net income and other comprehensive income.

                    PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per Prime's weighted-average common shares for the three months and nine months ended September 30, 1998 (in thousands, except per share data):

                                                 THREE MONTHS     NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                    1998              1998
                                               --------------    --------------
NUMERATOR:
  Net income available to common shares
    before extraordinary item................  $       2,837     $        8,035
  Extraordinary item.........................            ---               (525)
                                               -------------     --------------
  Numerator for basic earnings per share-
    income available to common shares........  $       2,837     $        7,510
                                               =============     ==============

DENOMINATOR:
  Denominator for basic and diluted
    earnings per share - weighted average
    common shares............................     15,535,023         14,771,655
                                               =============     ==============

  Basic and diluted earnings available to
    common shares per weighted average
    common share:
       Net income before extraordinary item..  $        0.18     $         0.54
       Extraordinary item....................           ---                (0.3)
                                               -------------     --------------

       Net income per common share...........  $        0.18     $         0.51
                                               =============     ==============

Options to purchase 1,165,000 of Prime's common shares at a weighted average exercise price of $20.05 per share outstanding during the three and nine months ended September 30, 1998, were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

Prime had 10,298,175 common units outstanding at September 30, 1998 held by minority interests, of which 9,067,210 may be converted into common shares after one year from the completion of Prime's IPO at the option of the company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

Prime had 2,000,000 Series A Convertible Preferred Shares outstanding during the nine months ended September 30, 1998 which were not included in the computations of diluted earnings per share because the conversion would be antidilutive.

8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited pro forma condensed consolidated statements of operations information of Prime is presented as if, at January 1, 1997, (i) Prime had completed its IPO, the Series A Convertible Preferred Share private placement, the Series B Cumulative Redeemable Preferred Share offering, the common share private placement and the sale of common units to Primestone Joint Venture and used the net proceeds to acquire preferred units and common units of the Operating Partnership, (ii) PGI and other individuals had contributed certain of their respective properties and operations to the Operating

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

Partnership in exchange for common units of the Operating Partnership, (iii) the Operating Partnership acquired various office and industrial properties, a mortgage note receivable and a property management company from various third parties with cash and debt proceeds, (iv) the Operating Partnership repaid debt on certain of the contribution properties and (v) the Operating Partnership had borrowed and repaid certain other debt. The unaudited pro forma condensed consolidated statements of operations information should be read in conjunction with unaudited pro forma condensed consolidated financial statements and all of the historical financial statements contained in Form 10-K. In management's opinion, all adjustments necessary to reflect the transactions described above have been made.

The unaudited pro forma condensed consolidated statements of operations information of Prime is not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the company.

                                                NINE MONTHS ENDED SEPTEMBER 30
                                               --------------------------------
                                                    1998                1997
                                               -------------      -------------
Total revenue (in 000's)                       $     119,379      $     106,608
                                               =============      =============
Net income (in 000's)                          $      15,132      $       5,645
                                               =============      =============
Net income (loss) available to common
  shareholders (in 000's)                      $       6,282      $      (3,205)
                                               =============      =============
Earnings (loss) per common share               $        0.41      $       (0.21)
                                               =============      =============

9.   SUBSEQUENT EVENTS

On October 1, 1998, Prime entered into a non-recourse mortgage loan with a financial institution with a principal balance of $170.0 million and a maturity of October 1, 1999. The loan bears interest at LIBOR plus 1%, payable monthly (interest only), is collateralized by a first mortgage on the 77 West Wacker property and is subject to various agreement covenants. Proceeds from the loan were used to repay borrowings under the Credit Facility and the Line of Credit and provide working capital.

On October 1, 1998, the Credit Facility was amended to amend certain loan covenant compliance provisions and to provide that the commitments under the Credit Facility be reduced to $80.0 million and the 77 West Wacker property no longer be included as collateral for the Credit Facility.

On October 21, 1998, Prime entered into three non-recourse mortgage loans with a financial institution with total principal balances of $52.5 million. Two of the loans bear interest at a fixed rate of 7.375% and have maturities of November 11, 2008. The two loans require monthly payments of principal and interest, are collateralized by a first mortgages on the two office buildings and are subject to various agreement covenants. The third loan bears interest at LIBOR plus 2.5% and if the interest rate exceeds 9.23%, the company is required to obtain an interest rate hedging instrument to lock the interest rate at 9.23%. The loan matures November 11, 2001, with options to extend the maturity for two, one year periods, requires monthly payments of principal and interest and is collateralized by a mortgage note receivable held by the company. Prime is subject to various agreement covenants and has provided a $10.0 million guarantee to the note holder. Prime intends to use the proceeds to fund working capital needs and make future acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Prime is a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. Prime has filed as a REIT for federal income tax purposes. As of September 30, 1998, Prime (through the Operating Partnership) owns 24 office properties containing an aggregate of approximately
5.8 million net rentable square feet, 46 industrial properties containing an aggregate of approximately 5.8 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago, Illinois metropolitan area. In addition, Prime owns a mortgage on an office property containing 728,406 net rentable square feet. Prime also owns approximately 225.5 acres (including a development site containing approximately 67,000 square feet located in the Chicago CBD held by a joint venture with a third party) and has rights to acquire approximately 325.8 acres of developable land (including rights to acquire two development sites located in the Chicago CBD containing approximately 119,000 square feet), which management believes could be developed with approximately 5.4 million square feet of additional office space and over 7.6 million square feet of additional industrial space primarily in the Chicago metropolitan area.

In terms of net rentable square feet, approximately 90.1% of the Prime's office properties and 87.5% of the its industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 95.6% of Prime's rental revenue and tenant reimbursement revenue for the nine months ended September 30, 1998. Prime's remaining office properties are located in Nashville, Tennessee; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and the remaining industrial properties are located in the Columbus, Ohio metropolitan area. Prime intends to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

Prime intends to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under certain acquisition facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on Prime's financial performance; the risk that Prime may be unable to finance its planned acquisition and development activities; risks related to the industrial and office industry in which Prime's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with Prime's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of Prime's properties.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 of the Company to the Three Months Ended September 30, 1997 of the Predecessor Properties
--------------------------------------------------------------------------------

In analyzing the operating results for the quarter ended September 30, 1998, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of Prime's IPO as well as properties acquired after its IPO through September 30, 1998.

The Predecessor Properties consisted of five office properties, 17 industrial properties, as well as a parking facility. At the time of Prime's IPO, 11 additional office properties, 28 additional industrial properties and one retail center were contributed or acquired. After the date of its IPO and through September 30, 1998, Prime acquired ten additional office properties and the first mortgage note encumbering one office property as described in the footnotes to Prime's Form 10-K.

For the three months ended September 30, 1998, rental revenue and tenant reimbursements income increased $24.8 million, or 195.3%, to $37.5 million, other revenue increased $2.1 million to $2.3 million, property operating expenses and real estate tax expense increased $10.8 million, or 225.1%, to $15.7 million, and depreciation and amortization expense increased $2.5 million, or 62.3%, to $6.6 million as compared to the three months ended September 30, 1997. The primary reason for the increases in the above revenue and expense categories was the acquisition of new office and industrial properties made since Prime's IPO. The additional office and industrial properties resulted in total rental revenue and tenant reimbursements income of $27.3 million, other revenue of $2.1 million, property operating expenses and real estate tax expense of $12.7 million and depreciation and amortization expense of $3.4 million for the three months ended September 30, 1998. Included in the rental revenue increase is a $1.7 million lease termination. Rental revenue and tenant reimbursement income for the Predecessor Properties decreased $2.4 million for the three months ended September 30, 1998 compared to the same period in 1997, primarily due to a change in tenant reimbursements income as a result of lower than anticipated real estate tax expense in the third quarter of 1998. Property operating expenses and real estate tax expense for the Predecessor Properties decreased $1.9 million for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to a change in anticipated real estate tax expense in the third quarter of 1998. Depreciation and amortization expense for the Predecessor Properties decreased $0.9 million for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to the elimination of amortization of deferred financing costs associated with Predecessor Properties' debt that was either repaid or forgiven at Prime's IPO.

Mortgage note interest income increased by $1.4 million to $1.4 million due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle in December 1997.

Interest expense had a net decrease of $2.2 million, or 22.8%, to $7.6 million during the three months ended September 30, 1998. The decrease was due to a $6.7 million increase due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as Credit Facility and Line of Credit borrowings used to fund property acquisitions, offset by a $8.9 million decrease as a result of the repayment of debt with proceeds from Prime's IPO.

General and administrative expense increased $0.6 million during the three months ended September 30, 1998, reflecting costs related to Prime's new public status and its increased size.

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs are no longer incurred by Prime.

Income allocated to minority interest increased $4.0 million to $3.9 million for the three months ended September 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $17.2 million, or 228.8%, to $9.7 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to certain ownership percentages changing during the IPO.

Net income increased $13.2 million, or 178.0%, to $5.8 million for the three months ended September 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

Comparison of the Nine Months Ended September 30, 1998 of the Company to the Nine Months Ended September 30, 1997 of the Predecessor Properties
--------------------------------------------------------------------------------

In analyzing the operating results for the nine months ended September 30, 1998, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of Prime's IPO as well as properties acquired after its IPO through September 30, 1998.

For the nine months ended September 30, 1998, rental revenue and tenant reimbursements income increased $60.8 million, or 166.1%, to $97.4 million, other revenue increased $4.2 million to $5.1 million, property operating expenses and real estate tax expense increased $25.1 million, or 170.0%, to $39.9 million, and depreciation and amortization expense increased $7.6 million, or 72.1%, to $18.2 million as compared to the nine months ended September 30, 1997. The primary reason for the increases in the above revenue and expense categories was the acquisition of new office and industrial properties made since Prime's IPO. The additional office and industrial properties resulted in total rental revenue and tenant reimbursements income of $63.1 million, other revenue of $4.2 million, property operating expenses and real estate tax expense of $27.0 million and depreciation and amortization expense of $8.8 million for the nine months ended September 30, 1998. Rental revenue and tenant reimbursement income for the Predecessor Properties decreased $2.3 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to a major tenant of the 77 West Wacker Drive building defaulting on its lease in the second quarter of 1997 and a change in tenant reimbursements income as a result of lower than anticipated real estate tax expense in the third quarter of 1998. Property operating expenses and real estate tax expense for the Predecessor Properties decreased $1.9 million for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to a change in anticipated real estate tax expense in the third quarter of 1998. Depreciation and amortization expense for the Predecessor Properties decreased $1.1 million for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to the elimination of amortization of deferred financing costs associated with Predecessor Properties' debt that was either repaid or forgiven at Prime's IPO.

Mortgage note interest income increased by $4.4 million to $4.4 million due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle in December 1997.

Interest expense had a net decrease of $7.0 million, or 24.1%, to $22.1 million during the nine months ended September 30, 1998. The decrease was due to a $19.5 million increase due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as Credit Facility and Line of Credit borrowings used to fund property acquisitions, offset by a $26.5 million decrease as a result of the repayment of debt with proceeds from Prime's IPO.

General and administrative expense increased $1.7 million during the nine months ended September 30, 1998, reflecting costs related to Prime's new public status and its increased size.

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs are no longer incurred by Prime.

In 1997, the Predecessor Properties recorded a provision for environmental remediation costs of $3.2 million as an estimate of costs to be incurred for environmental clean-up of certain properties. In management's opinion, no additional provision is necessary.

Income allocated to minority interest increased $9.5 million to $9.1 million for the nine months ended September 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $47.2 million, or 188.0%, to $22.1 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties being either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the certain ownership percentages changing during Prime's IPO.

Net income increased $37.1 million, or 150.7%, to $12.5 million for the nine months ended September 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

LIQUIDITY AND CAPITAL RESOURCES

     THE CREDIT FACILITY. As of September 30, 1998, Prime has a Credit Facility of $190.0 million from a group of financial institutions. Borrowings under the Credit Facility are available to fund acquisitions and development activities and to provide letters of credit for $26.0 million of tax-exempt bonds. The Credit Facility, which matures on November 17, 2000, was collateralized by the 77 West Wacker Building and all of Prime's properties located in Tennessee and was secured by a pledge of the Company's mortgage note receivable on Continental Towers until May 15, 1998 when the Company repaid $70.0 million of the Credit Facility in connection with obtaining the $75.0 million loan collateralized by Continental Towers described below under "1998 Mortgage Notes". Concurrently with the loan transaction, the Credit Facility was reduced from $200.0 million to $190.0 million. On October 1, 1998, Prime repaid $123.0 million of the Credit Facility in connection with obtaining a $170.0 million non-recourse mortgage loan collateralized by a first mortgage on the 77 West Wacker Building described below under "1998 Mortgage Notes". Concurrently with the loan transaction, the Credit Facility was further amended to amend certain loan covenant compliance provisions and provide that the commitments under the Credit Facility be reduced to $80.0 million and the 77 West Wacker property no longer be included as collateral for the Credit Facility.

The Credit Facility, at Prime's election, bears interest on Eurodollar loans at a floating rate based on a spread over the Eurodollar rate equal to 120 to 150 basis points, depending upon the Company's applicable leverage ratio, or the higher of the financial institution's prime rate or the federal funds rate plus 50 basis points. Notwithstanding the foregoing, the Credit Facility was amended to provide that for the period from December 15, 1997 through February 14, 1998, the spread over the Eurodollar rate applicable to Eurodollar loans was equal to 175 basis points and for the period from February 15, 1998 through May 15, 1998, such spread was equal to 200 basis points. Borrowings under the Credit Facility may be repaid at any time, without penalty, except for the costs related to the breakage of the Eurodollar rate loan, if any. The Credit Facility requires monthly payments of interest only on prime rate and Eurodollar rate loans. Eurodollar rate loans may be for periods of between 30 and 180 days. At September 30, 1998 borrowings under the Credit Facility bore interest at a weighted-average rate equal to 7.25%.

Prime's ability to borrow under the Credit Facility is subject to the company's ongoing compliance with a number of financial and other covenants. The Credit Facility, except under certain circumstances, limits Prime's ability to make distributions in excess of 90% of its annual funds from operations.

     NEW MORTGAGE NOTES. Prime borrowed $83.5 million in aggregate principal amount under the New Mortgage Notes. The New Mortgage Notes consist of two separate notes secured, respectively, by first mortgages on certain office and industrial properties. Prior to their refinancing, interest on the New Mortgage Notes was fixed to 7.19% (a rate equal to seven-year U.S. Treasury Notes, plus 1.27%). On March 23, 1998, Prime refinanced one of the New Mortgage Notes (which had an original principal balance of $27.5 million) with a loan of $29.4 million, which will mature on April 1, 2008. Interest on this loan accrues at a rate of 6.85% and is payable monthly. The remaining New Mortgage Note (which had an original principal balance of $56.0 million) was refinanced on May 1, 1998 with two loans, the first of which is a $47.0 million loan which has principal and interest payable monthly, using a 30-year amortization period, with interest fixed at 7.17% and will mature on May 1, 2008. The second loan is a $14.6 million loan which has interest only payable monthly at 150 basis points over LIBOR or 0.50% plus the greater of (a) the lender's U.S. prime rate or (b) the Federal Funds rate plus 1.0% and will mature on May 1, 2001, not including a six-month extension option. The refinanced notes are collateralized by first mortgages on certain office and industrial properties. As a result of the above refinancing, Prime recognized an extraordinary item of $525,000, net of minority interest of $375,000, representing the write-off of previously unamortized deferred financing fees.

     LINE OF CREDIT. In January 1998, Prime obtained a $15.0 million revolving line of credit with LaSalle National Bank. The Line of Credit, which matures in January 1999 and is subject to a one-year extension at the Company's option, is collateralized by an industrial property known as 475 Superior Avenue. Outstanding balances under the Line of Credit bear interest at a rate equal to LIBOR plus 195 basis points. Generally, the covenants contained in the Line of Credit are identical to the covenants contained in the Credit Facility.

     1998 MORTGAGE NOTES. During 1998, Prime has acquired five of its eight new office properties with proceeds from property mortgage loans. The following is a summary of those loans:

                           INITIAL
                          PRINCIPAL              INTEREST
      PROPERTY          (IN MILLIONS)             RATE (%)             MATURITY
--------------------   ---------------   ---------------------------   --------
33 North Dearborn      $         18.0    LIBOR plus 165 basis points    1/2000
Commerce Point                   20.0              7.070                2/2008
208 South LaSalle                45.8              7.785                4/2008
2100 Swift Drive                  5.2              7.190                5/2028
6400 Shafer Court                14.4              7.090                5/2028
                       --------------
                       $        103.4
                       ==============

Except for the loan relating to 33 North Dearborn, all of the loans require monthly payments of principal and interest. The 33 North Dearborn loan requires monthly payments of interest only.

On May 15, 1998, Prime obtained a 7.22% note payable, collateralized by the company's note receivable encumbering a suburban office building known as Continental Towers, with a principal balance of $75.0 million. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. Prime used $70.0 million of the proceeds to repay a portion of the Credit Facility.

On October 1, 1998, Prime entered into a non-recourse mortgage loan with a financial institution with a principal balance of $170.0 million and a maturity of October 1, 1999. The loan bears interest at LIBOR plus 1%, payable monthly (interest only), is collateralized by a first mortgage on the 77 West Wacker Building and is subject to various agreement covenants. Proceeds from the loan were used to repay borrowings under the Credit Facility, the Line of Credit and to provide working capital.

On October 21, 1998, Prime entered into three non-recourse mortgage loans with a financial institution with total principal balances of $52.5 million. Two of the loans bear interest at a fixed rate of 7.375% and have maturities of November 11, 2008. The two loans require monthly payments of principal and interest, are collateralized by a first mortgages on the two office buildings and are subject to various agreement covenants. The third loan bears interest at LIBOR plus 2.5% and if the interest rate exceeds 9.23%, the company is required to obtain an interest rate hedging instrument to lock the interest rate at 9.23%. The loan matures on November 11, 2001 (with options to extend for up to two one year periods), requires monthly payments of principal and interest and is collateralized by a mortgage note receivable held by the company. Prime is subject to various agreement covenants and has provided a $10.0 million guarantee to the note holder. Prime intends to use the proceeds to fund working capital needs and make future acquisitions.

     INTEREST  RATE  PROTECTION  AGREEMENTS.  On August 21,  1998 and August 25,
1998, Prime entered into two Treasury Lock agreements with two financial institutions to determine the interest rate on 10 year Treasury notes effective on the date of the swap agreements. One of these agreements was entered into in anticipation of a planned future securitization of a $170.0 million loan related to the 77 West Wacker Drive property (see note 9). The other agreement was entered into in anticipation of debt related to the acquisition of the IBM Plaza and National City Center properties (see discussion below). One of the agreements expires on December 21, 1998 and the other agreement expires on February 18, 1999. Prime has made deposits as required by the agreements which are included in other assets at September 30, 1998 and if the yield on the U.S. ten-year Treasury note at settlement is less than the locked yield, the calculated notional amount will be amortized over the term of the future debt instruments as an adjustment to interest expense. Prime intends to consummate debt transactions equal to the notional value of the agreements.

Prime has made deposits as required by the agreements which are included in other assets at September 30, 1998 and which will be amortized over the terms of the future debt instruments as an adjustment to interest expense. The deposits related to any unused swap agreements will be expensed if the agreements expire unused and are not extended.

     LETTERS OF CREDIT. Prime has refinanced $48.8 million of letters of credit that provided credit enhancements on certain of the company's bonds payable from the Credit Facility to the new letters of credit. The new letters of credit have a annual fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

     ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES. Prime expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. Prime expects that the average annual cost of recurring tenant improvements and leasing commissions will be approximately $3.6 million based on an average annual square feet for which leases expire during the next three years. Prime expects the cost of general capital improvements to the properties to average approximately $0.9 million annually based upon an estimate of $0.08 per square foot.

Prime expects to meet its long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through long-term secured and unsecured indebtedness (including the Credit Facility), joint venture agreements and the issuance of additional equity securities from the company. The terms of the Credit Facility, the Series A Convertible Preferred Shares and the Series B Cumulative Redeemable Preferred Shares impose restrictions on Prime's ability to incur indebtedness and issue additional preferred shares.

HISTORICAL CASH FLOWS

In analyzing cash flows for the quarter ended September 30, 1998, the changes in 1997 are due principally to the addition of cash flows from properties contributed and acquired as part of Prime's IPO as well as properties acquired after its IPO through September 30, 1998.

Prime had net cash provided by (used in) operating activities of $53.7 million and $ (10.0) million for the nine months ended September 30, 1998 and 1997, respectively. The $63.7 million increase is primarily due to a $37.1 million increase in net income, a $7.6 million increase in depreciation and amortization expense, a $9.5 million increase in income allocated to minority interest, a $2.8 million decrease in tenant receivables, a $1.6 million decrease in deferred costs, a $1.0 million increase in accrued interest payable, a $2.3 million increase in accounts payable and accrued expenses, a $14.2 million increase in accrued real estate taxes, and a $4.4 million increase in other liabilities, offset by a $9.0 million decrease in interest expense and fees added to principal on mortgage note payable affiliate, a $1.3 million increase in deferred rent receivables, and a $7.0 million increase in other assets.

Prime had net cash used in investing activities of $335.6 million and $ 1.5 million for the nine months ended September 30, 1998 and 1997, respectively. The $334.1 million increase in net cash used in investing activities from the period ended September 30, 1997 as compared to the period ended September 30, 1998 was primarily due to an $277.7 million increase in expenditures for real estate and equipment, principally related to the acquisition of eight office properties and six land parcels, $46.6 million increase in escrow deposits, a $5.6 million net increase in advances to affiliates, $2.1 million in additional advances to mortgage note receivable and a $2.2 million increase in leasing costs.

Prime had net cash provided by financing activities of $278.1 million and $8.4 million for the nine months ended September 30, 1998 and 1997, respectively. The $269.1 million increase in net cash provided by financing activities from the period ended September 30, 1997 as compared to the period ended September 30, 1998 was due to net proceeds of $94.4 million from Prime's sale of its Series B Cumulative Redeemable Preferred Shares during 1998, net proceed of 47.2 million from Prime's sale common shares during 1998, net proceeds from the Credit Facility and mortgage notes payable of $291.7 million and additional minority interest contributions of $1.0 million, offset by financing costs of $19.5 million, repayments of the Credit Facility and mortgage notes payable of $108.9 and distributions to preferred shareholders, common shareholders and minority interest of $23.7 million.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Prime believes that in order to facilitate a clear understanding of the combined historical operating results of the company, funds from operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of Prime's funds from operations for the nine months ended September 30, 1998 (in thousands):

Net income allocated to common shareholders.................      $       7,510

       Real estate depreciation and amortization............             16,955
       Amortization of costs for leases assumed.............                852
       Straight-line rental revenue adjustments.............             (1,053)
       Minority interest....................................              9,069
       Extraordinary loss...................................                525
                                                                  -------------

Funds from operations (1)...................................      $      33,858
                                                                  =============

(1) Prime computes funds from operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that the company reports rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which Prime believes results in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating funds from operations used by certain other office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. As a result of Prime's reporting rental revenues on a cash basis, contractual rent increases will cause reported funds from operations to increase. Further, funds from operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from operations should not be considered as an alternative to net income (loss), as an indication of Prime's performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

READINESS FOR YEAR 2000

Prime is currently evaluating the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. Based on a recent assessment, Prime will have to modify or replace significant portions of its hardware and software so that its systems will function properly with respect to the Year 2000 and beyond. Certain of these systems are currently in the process of being modified and/or replaced. Prime believes that with modifications to certain existing software and conversions to new software applications, in addition to hardware upgrades on certain mechanical systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on Prime's operations.

Prime's plan to resolve the Year 2000 issues involves three phases: assessment, remediation and implementation. To date, Prime has completed 75% of the assessment phase and 25% of the remediation phase. Prime expects to complete the remainder of the assessment and remediation phases by early to mid 1999 and complete the implementation phase by mid 1999. Prime will utilize both internal and external resources in order to upgradw and remediate, or replace, systems that are not in compliance with the Year 2000. Prime has estimated the total cost for its Year 2000 project to be $2.5 million. Of the total project cost, Prime estimates approximately $2.0 million is attributable to the purchase and implementation of new software and equipment which will be capitalized and the remainder relates to the assessment, modifications to existing hardware and software, and training which will be expensed as incurred.

Prime currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. Prime plans to evaluate the status of completion in early 1999 and determine whether such a plan is necessary.

Prime is in the process of querying its significant vendors and tenants about their Year 2000 compliance status. To date, Prime is not aware of any vendors or tenants with a year 2000 issue that would have a material impact on the company's results of operations, liquidity or capital resources. However, Prime has no means of ensuring that its vendors or tenants will be Year 2000 ready. The inability of these vendors and tenants to complete their Year 2000 resolution process in a timely fashion could materially impact the company. The effect of non-compliance by significant vendors and tenants is not determinable. Prime will continue to monitor its significant vendors' and tenants' compliance.

Prime's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The project completion date is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the ability of third parties to modify Prime's systems on a timely basis. There can be no guarantee that the project will be completed in a timely manner. Specific factors that might delay completion of the project include, but are not limited to, the availability of qualified personnel, the ability to locate and correct relevant computer codes, the complexity of implementation of new hardware and software, hardware/software availability and similar uncertainties.

INFLATION

Prime's leases with the majority of its tenants require the tenants to pay most operating expenses, including real estate taxes and insurance, and increases in common area maintenance expenses, which reduce the company's exposure to increases in costs and operating expenses resulting from inflation. As of September 30, 1998, approximately $259.3 million in principal amount of Prime's indebtedness bore interest at floating rates and future indebtedness may bear floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

PART II:  OTHER INFORMATION

ITEM 1. Legal Proceedings.

Except as discussed in the following paragraph, neither Prime nor any our properties is subject to any material litigation, nor to Prime's knowledge, is any material litigation threatened against any them, other than routine litigation arising in the ordinary course of business, much of which is expected to be covered by liability insurance. Prime has sued various parties in connection with environmental remediation at certain of its industrial properties.

On July 22, 1998, Prime entered into a purchase agreement to acquire two office buildings (IBM Plaza and National City Center) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, Prime terminated the purchase agreement in accordance with the terms of the agreement, because the sellers were unable to satisfy a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified Prime in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw an aggregate of $20.0 million under two earnest money letters of credit provided by Prime under the terms of the purchase agreement. In accordance with such instructions, the earnest money escrow agent drew down the earnest money letters of credit and deposited the funds in an escrow account. Pursuant to the terms of the purchase agreement, such earnest money funds will remain deposited in the escrow account until the escrow agent receives a joint disbursement direction from Prime and the sellers or until a court of competent jurisdiction directs the disbursement of the escrow funds in a final order. The escrow agent's draw in the earnest money letters of credit, which were issued under the Credit Facility, increased Prime's outstanding indebtedness under the Credit Facility by such earnest money funds. Prime believes that the sellers are not entitled to the earnest money and intends to vigorously pursue available remedies to obtain a return of the earnest money deposited in the escrow account. On September 21, 1998, the sellers filed a complaint against Prime alleging that Prime breached the contract and seeking, among other things, the earnest money now held in the escrow account (which amount is included in restricted cash escrow at September 30, 1998). On October 30, 1998, Prime filed its answer to the above complaint and denied all material allegations of the complaint. Prime also filed a counterclaim against the sellers alleging that the sellers breached the contract and seeking the return of the above mentioned earnest money and other damages. Although Prime intends to vigorously defend this lawsuit and prosecute its counterclaim, the company is unable to predict the outcome of this dispute.

ITEM 2. Changes in Securities and Use of Proceeds.

On September 14, 1998, Prime established a program to repurchase up to 1,550,000 of its common shares in the open market and privately negotiated transactions. As of September 30, 1998, Prime had repurchased 259,400 of its common shares for an aggregate purchase price of approximately $4.0 million.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

  EXHIBIT
  NUMBER                                DESCRIPTION
----------    ------------------------------------------------------------------

    3.1 Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1998

    3.2 Amendment No. 12 to the Amended and Restated Agreement of Limited Partnership dated as of August 15, 1998

    3.3 Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1998

   12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Share Distributions

   27.1       Financial Data Schedule

---------------

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRIME GROUP REALTY TRUST
                                           ------------------------
                                           Registrant


Date:        November 16, 1998             /s/  Richard S. Curto
     --------------------------------      ---------------------
                                           Richard S. Curto
                                           President and Chief Executive Officer

Date:        November 16, 1998             /s/  William M. Karnes
     --------------------------------      ----------------------
                                           William M. Karnes
                                           Executive Vice President and
                                           Chief Financial Officer