Form 10-K
period 1998-12-31
PRIME GROUP REALTY TRUST
filed 1999-04-01
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to _________

                         Commission File Number: 1-13589

                            PRIME GROUP REALTY TRUST

             (Exact name of Registrant as specified in its charter)

           Maryland                                              36-4173047
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   77 West Wacker Drive, Suite 3900,                               60601
        Chicago, Illinois                                       (Zip Code)
(Address of principal executive offices)

                                 (312) 917-1300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
        Title of each class                             on which registered
        -------------------                             -------------------

  Common Shares of Beneficial Interest,               New York Stock Exchange
      $0.01 par value per share

    Series B - Cumulative Redeemable                  New York Stock Exchange
Preferred Shares of Beneficial Interest,
      $0.01 par value per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| ______ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ____ ]

     The aggregate market value of the Registrant's common shares held by non-affiliates was approximately $35,370,090 based on the closing price on the New York Stock Exchange for such shares on March 25, 1999.

     The number of the Registrant's common shares outstanding was 15,135,727 as of March 25, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on May 19, 1999.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND AND GENERAL

     We are a fully-integrated real estate investment company organized under Maryland law, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We have elected to be taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes beginning with our taxable period ended December 31, 1997. As of December 31, 1998, we owned 24 office properties, 46 industrial properties, one retail center and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property located at 180 N. LaSalle Street, Chicago, Illinois.

     We also own approximately 225.0 acres of land that we may develop. This acreage includes a development site which contains approximately 67,000 square feet located in the Chicago central business district and is held by a joint venture with a third party. We also have rights to acquire approximately 325.8 acres of developable land, including rights to acquire two sites located in the Chicago central business district containing approximately 119,000 square feet. We believe that this land could be developed to have approximately 4.7 million square feet of additional office space and over 7.6 million square feet of additional industrial space.

     We were formed on July 21, 1997 as a Maryland real estate investment trust to succeed and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI"), which was our predecessor. On November 17, 1997, we sold 12,380,000 of our common shares at a price of $20.00 per share in an underwritten offering and became a public company. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

     We are the managing general partner of, and currently hold 59.4% of the economic interests in, Prime Group Realty, L.P., our operating partnership. We conduct substantially all of our business through this operating partnership, except for leasing, corporate advisory, construction, architectural and third party property management services and land sales, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation and its affiliates (the "Services Company").

TAX STATUS

     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we will not be subject to federal income tax at the corporate level on income we distribute to our shareholders as long as we distribute at least 95% of our taxable income (excluding any net capital gain) each year. Since our inception, we believe that we have complied with the tax regulations to maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property.

BUSINESS AND GROWTH STRATEGIES

     Our primary business strategy is to achieve our investment and growth objectives by focusing on the acquisition, development and operation of office and industrial real estate located in the Chicago metropolitan area and, to a lesser extent, other midwestern markets. To implement this strategy, we intend to continue to:

     - own, acquire, develop, redevelop, lease, manage and operate Class A office buildings that have below market rents and, therefore, provide the opportunity to enhance returns as leases expire or are renewed;

     - develop Class A office buildings in prime locations with significant leasing potential;

     - acquire distressed, under-performing and under-managed Class B office buildings in desirable locations and improve the income potential of such assets by raising them to a higher operating standard through value-added renovation programs, professional property management and aggressive leasing, retenanting and marketing efforts;

     - acquire and develop properties that underutilize their sites or that have excess land for future development;

     - acquire properties or portfolios of properties from tax-sensitive owners where the properties can be acquired on a tax-deferred basis using common units of limited partner interests in our operating partnership, as purchase consideration; and

     - own, acquire, develop, redevelop, lease, manage and operate bulk warehouse/distribution facilities and overhead crane/manufacturing facilities.

     Class A office buildings are centrally located, professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates and are modern structures or have been modernized to compete with newer buildings. Class B office buildings have good location, construction and tenancy and are sometimes considered to be competitive with the lower spectrum of Class A buildings.

     We believe that we can draw upon our extensive experience and long-term presence in the Chicago metropolitan area to create a strategic advantage in competing for future development and acquisition opportunities.

     OPERATING STRATEGY. We will focus on enhancing our cash flow per share by:

     -    engaging  in  pro-active   leasing  programs  and  effective  property
          management;

     - managing operating expenses through the use of in-house management expertise;

     - maintaining and developing long-term relationships with a diverse tenant group;

     - attracting and retaining motivated employees by providing financial and other incentives;

     - continuing to emphasize value-added capital improvements to enhance our properties' competitive advantages in their submarkets; and

     -    maximizing the cash flow of our properties.

     ACQUISITION STRATEGY. We plan to increase our cash flow per share by acquiring additional office and industrial properties, including properties that:

     - provide attractive initial yields and significant potential for growth in cash flow from property operations;

     - are well-located, of high quality and competitive in their respective submarkets;

     - are located in our existing submarkets and/or in other strategic submarkets where the demand for office and industrial space exceeds available supply; and

     -    have  been   under-managed  or  are  otherwise   capable  of  improved
          performance through intensive management, marketing and leasing.

     We plan to concentrate our acquisition activities in the Chicago metropolitan area and, to a lesser extent, in other midwestern markets. We believe that attractive opportunities exist to acquire office and industrial properties in these markets at prices below replacement cost. Each acquisition opportunity will be reviewed to evaluate whether it meets one or more of the following criteria:

     - potential for higher occupancy levels and/or rents as well as for lower tenant turnover and/or operating expenses;

     - ability to generate returns in excess of our weighted average cost of capital, taking into account the estimated costs associated with renovation and tenant turnover (i.e., tenant improvements and leasing commissions); and

     -    purchase prices at or below estimated replacement cost.

     We believe we have certain competitive advantages that enhance our ability to identify and complete acquisitions on a timely and efficient basis, including:

     -    our  management's   significant  local  market  experience  with,  and
          knowledge of, properties, submarkets and potential tenants;

     - our management's long-standing relationships with commercial real estate brokers and institutional and other owners of commercial real estate in the Chicago metropolitan area;

     - our fully-integrated real estate operations, which allow us to quickly evaluate and respond to acquisition opportunities;

     - our ability to access relatively low-cost financing through the capital markets;

     - our management's reputation as an experienced purchaser of office and industrial properties with the ability to execute transactions in an efficient and timely manner; and

     - our ability to add a number of office and industrial properties to our portfolio without the need for a significant increase in general and administrative expenses, due to our expertise and depth of management.

     We also plan to make strategic purchases of land where opportunities exist for current or future development.

     We believe that many of the owners of commercial real estate properties located in the Chicago metropolitan area have a low tax basis in their properties and have the corresponding potential for the recognition of substantial taxable gains as a result of the disposition of such properties. We believe that our capital structure and ability to acquire properties in exchange for common units, and thereby defer a seller's potential taxable gain, will enhance our ability to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market which lack our access to capital and ability to acquire property with common units.

     DEVELOPMENT STRATEGY. As opportunities arise and where market conditions support a favorable risk-adjusted return on investment, we intend to pursue opportunities for growth through the development of new office and industrial properties. We believe that the strength and experience of our management in the development of office and industrial properties will provide us with a competitive advantage in evaluating and pursuing opportunities to develop additional properties. During the next few years, we expect that most of our development activities will be focused on Chicago central business district office and suburban office and industrial properties in the Chicago metropolitan area.

     Based on ongoing marketing activities and discussions with prospective tenants, we expect that over the next several years there will be significant demand from several large tenants that are unable to find large blocks of contiguous Class A office space in downtown Chicago which may lead to office development opportunities. We believe that our significant land holdings and land option rights will provide us with a distinct advantage in competing for future development opportunities.

     The Services Company's corporate advisory activities with third parties are expected to give us further access to future development opportunities for properties we will build and lease. The Services Company will also continue to undertake build-to-suit projects for sale to third parties.

     FINANCING STRATEGY. During 1998, our Board Trustees modified our financing policy to specify that we intend to operate with a ratio of debt-to-total market capitalization at a level below 50.0%.

     Our Board further modified our financing policy in December 1998 by replacing the debt-to-total market capitalization formulation with a series of financial ratios and other measurements which would better measure our debt carrying capacity. As modified, our new financing policy has the following targets in place as of December 31, 1998: (i) a minimum interest coverage ratio of at least 2.0, (ii) a minimum fixed coverage charge ratio of at least 1.60,
(iii) a ratio of debt-to-net asset value of no more than 50%, and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $10.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board and, in some instances, are adjusted over time pursuant to a schedule set by our Board.

     The above targets do not mean that we will operate within each of the ratios at all time or that our Board will not approve actions which will cause us to not be in compliance with this policy. Our financing policy may be altered without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

     We intend to use one or more sources of capital for future acquisitions and development activities. These capital sources may include undistributed cash flow, borrowings under certain credit facilities, property specific non-recourse debt, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities and other bank and/or institutional borrowings.

     RECENT DEVELOPMENTS

     During 1998, we acquired the following eight office properties:

                                                                 NET
                                                               RENTABLE      ACQUISITION
                                                                SQUARE           COST               MONTH
     PROPERTY                       LOCATION                     FEET        (IN MILLIONS)         ACQUIRED
-----------------------------------------------------------------------------------------------------------
33 North Dearborn Street          Chicago, IL                   302,818         $  34.4            January
Commerce Point                    Arlington Heights, IL         236,642            29.9            February
208 South LaSalle Street          Chicago, IL                   835,229            61.4            March
122 South Michigan Avenue         Chicago, IL                   512,369            29.7            April
2100 Swift Drive                  Oak Brook, IL                  58,000             6.3            April
6400 Shafer Court                 Rosemont, IL                  164,958            22.2            May
Two Century Centre                Schaumburg, IL                217,960            35.9            June
2000 York Road (1)                Oak Brook, IL                 200,045            16.2            June
                                                          ====================================
                                                              2,528,021         $ 236.0
                                                          ====================================
--------------------

(1) In connection with the acquisition of this building, we completed a property like-kind-exchange with a previously owned office building located at 350 N. Mannheim Road in Hillside, Illinois.

     During 1998, we acquired the following parcels of land:

                                                                                ACQUISITION
                                                                                   COST            MONTH
   PROPERTY                         LOCATION                      ACRES        (IN MILLIONS)      ACQUIRED
-----------------------------------------------------------------------------------------------------------
Aurora Land - I                   Aurora, IL                      37.3           $  3.1            June
Aurora Land - II                  Aurora, IL                      17.4              1.4            June
DeKalb Land                       DeKalb, IL                      42.1              0.6            July
Rolling Meadows Land              Rolling Meadows, IL              0.6              0.1            July
Libertyville Industrial Land      Libertyville, IL                12.8              2.0            July
Libertyville Office Land          Libertyville, IL                21.6              3.3            September
                                                          ====================================
                                                                 131.8           $ 10.5
                                                          ====================================


     The Aurora land contracts require us to purchase an additional 132.7 acres over a three to five year period for additional consideration of $10.4 million. Certain minimum installment payments are required; however, the timing of purchases is at our discretion. During 1998, we made two installment payments totaling $0.4 million.

     In July 1998, we began construction of a 242,000 square foot industrial facility and in September 1998, we began construction of four office buildings with a total of 180,000 square feet on the Libertyville land parcels listed above.

     Concurrently with the closing of our initial public offering, we obtained a secured revolving credit facility from a group of financial institutions with a maximum commitment of $235.0 million. We used the credit facility to fund property acquisitions and letters-of-credit that provide credit enhancements on certain of our bonds payable. The credit facility is also subject to various financial and other operating covenants. During 1998, the credit facility was amended to provide that the commitments under the credit facility be reduced to $80.0 million and the interest rate was modified from LIBOR plus 150 basis points to LIBOR plus 225 basis points. On February 4, 1999, the credit facility was further amended and the commitment was reduced to $75.0 million with the interest rate remaining the same.

     On January 1, 1998, we provided the Services Company a $5.0 million line-of-credit, which (i) accrues interest at LIBOR plus 3%, (ii) requires monthly principal and interest payments from available cash flow, as defined, and (iii) matures on December 31, 2000. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 1998, the line-of-credit had $0.6 million outstanding.

     In January 1998, we obtained a $15.0 million revolving line-of-credit with a financial institution. The line-of-credit is collateralized by an industrial property located at as 475 Superior Avenue in Munster, Indiana. Outstanding balances under the line-of-credit bear interest at a rate equal to LIBOR plus 195 basis points. In January 1999, we exercised an option to extend the line-of-credit for one year to January 2000, with the existing terms and subject to an additional one-year extension at our option. Generally, the covenants contained in the line-of-credit are identical to the covenants contained in the above mentioned credit facility. The $15.0 million line-of-credit and the previously mentioned $75.0 million credit facility are collectively referred to as the "Credit Facilities."

     During 1998, we obtained the following new mortgage indebtedness:

                                               ORIGINAL
                                              PRINCIPAL
                                               BALANCE                  INTEREST               MATURITY
    MORTGAGED PROPERTIES(1)                 (IN MILLIONS)                 RATE                  DATE
-------------------------------------------------------------------------------------------------------
77 West Wacker Drive(2)................      $   170.0               LIBOR plus 1.0%          10/01/99
Continental Towers(3)..................           75.0                    7.22%                1/05/13
Various office and industrial(3).......           47.0                    7.17%                5/01/08
208 South LaSalle Street(3) ...........           45.8                    7.785%               4/11/13
Various industrial(3)..................           29.4                    6.85%                4/01/08
Two Century Centre(3)..................           20.5                    7.375%              11/11/08
180 N. LaSalle Street mortgage
   note receivable (3).................           20.0               LIBOR plus 2.50%         11/11/01
Commerce Point(3)......................           20.0                    7.07%                3/11/08
33 North Dearborn Street(2)............           18.0               LIBOR plus 1.65%          1/31/00
Various industrial(3)..................           14.6               LIBOR plus 1.5%           5/01/00
6400 Shafer Court(3)...................           14.3                    7.09%                6/11/08
2000 York Road(3)......................           12.0                    7.375%              11/11/08
Citibank Office Plaza(3)...............            8.8                    7.18%                5/11/08
2100 Swift Drive(3)....................            5.2                    7.19%                5/11/08
                                            =============
                                             $   500.6
                                            =============
--------------------

(1) All of the mortgage loans are subject to various financial and other operating covenants.

(2)  Interest payable monthly, with principal due at maturity.

(3)  Principal and interest payable monthly through maturity.

     We used a portion of the proceeds from the mortgage notes listed above to purchase the above properties, repay previously outstanding mortgage debt of $83.5 million, and reduce borrowings under the Credit Facilities.

     In February 1998, we refinanced $48.8 million of letters-of-credit that provided credit enhancements on certain of our bonds payable from one of our Credit Facilities to a separate financing facility provided by a financial institution. The new letters-of-credit have an annual fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account. This amount was included in restricted cash escrows at December 31, 1998.

     On March 30, 1998, we entered into a joint venture that acquired approximately 67,000 square feet of vacant land located in the Chicago central business district. The parcel was acquired for the potential development of a Class A multi-purpose facility, with approximately 1,000,000 square feet of office space, approximately 100,000 square feet of retail space and a parking garage with a capacity for approximately 250 cars. We have economic control of the joint venture and, therefore, have consolidated the operations of the joint venture from the date of inception. The joint venture entered into a bank loan in the amount of $13.5 million to acquire the land. Interest is payable monthly at a rate of LIBOR plus 200 basis points or at the lender's prime rate. The note was to mature on April 1, 1999; however we have exercised a six-month extension option and extended the maturity to October 1, 1999.

     On March 25, 1998, we completed a private placement of 2,579,994 of our common shares to institutional investors and received net proceeds of approximately $45.9 million, which were used to fund the acquisition of the office properties located at 208 South LaSalle Street and 122 South Michigan Avenue.

     On March 31, 1998 and on September 28, 1998, we issued a total of 22,500 common shares granted to two of our officers and 2,500 common shares granted to one of our board members pursuant to their employment agreements or consulting agreement, as applicable.

     On June 5, 1998, we completed the sale of 4.0 million shares of our Series B - Cumulative Redeemable Preferred Shares and received net proceeds of approximately $95.3 million which were used to fund (i) the acquisition of Two Century Centre and 2000 York Road, and (ii) repay borrowings under the Credit Facilities. Distributions on the Series B - Redeemable Preferred Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B - Cumulative Redeemable Preferred Share). The Series B - Cumulative Redeemable Preferred Shares rank senior to our common shares and our Series A - Convertible Preferred Shares as to the payment of dividends and as to the distribution of assets. On and after June 5, 2003, the Series B - Cumulative Redeemable Preferred Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of our other capital shares of beneficial interest.

     On July 22, 1998, we entered into a purchase agreement, with an affiliate of an investor in the operating partnership, to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center (a 766,965 square foot office building located in Cleveland, Ohio) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, we terminated the purchase agreement in accordance with the terms of the agreement due to the failure of a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified us in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw the full amount under two earnest money letters-of-credit we provided under one of the Credit Facilities. The sellers also filed a complaint against us with the Supreme Court of New York, New York County alleging that we breached the contract. On October 30, 1998, we filed our answer to the complaint and denied all material allegations of the complaint. We also filed a counterclaim against the sellers alleging that the sellers breached the contract and sought the return of the above mentioned earnest money and other damages.

     On February 5, 1999, we entered into an amended option agreement with the seller of IBM Plaza and an amended purchase agreement with the seller of National City Center, which have the following terms:

     - both the original lawsuit filed by the sellers and our counterclaim were dismissed;

     - we purchased National City Center on February 5, 1999 for a contract price of $100.0 million; and

     - the $20.0 million earnest money escrow described above was released and credited to the purchase of National City Center and an $8.0 million nonrefundable payment for the option to purchase IBM Plaza.

          The option provides us with the opportunity to purchase IBM Plaza for $230.0 million (exclusive of the $8.0 million deposit) and expires October 31, 1999. If the option is exercised, the purchase of the property must be completed no later than December 20, 1999.

     On August 21, 1998, we entered into two treasury lock agreements with two financial institutions to lock certain debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreements to provide interest rate protection on future debt financings. One of these agreements was entered into in anticipation of a planned future securitization of a $170.0 million loan related to the 77 West Wacker Drive building, and had a lock rate of 5.364%. The other agreement was entered into in anticipation of $160.0 million in debt related to the acquisition of IBM Plaza, had a lock rate of 4.732% and was to expire on March 19, 1999. We made deposits as required by the agreements, totaling approximately $14.6 million at December 31, 1998 ($5.9 million related to the $170.0 million agreement and $8.7 million related to the $160.0 million agreement), exclusive of a $2.0 million credit threshold described below and are included in other assets in our consolidated financial statements. The $170.0 million agreement was to expire on February 18, 1999, but was extended to April 15, 1999. At that time, the lock rate was modified to 5.016% and the credit threshold reduced from $2.0 million to $0.5 million. If the market rate on ten-year Treasury Notes falls below the locked rate and the difference between $170.0 million and the calculated notional amount is in excess of the credit threshold, cash deposits are required. On March 1, 1999, we terminated the $160.0 million treasury lock agreement due to the change in terms and timing of the IBM Plaza purchase as a result of the amended purchase agreement. We had approximately $0.6 million on deposit that was forfeited at the time of termination. During the period January 1, 1999 through March 24, 1999, we received net cash settlements of approximately $9.2 million ($1.0 million related to the $170.0 million agreement, and $8.2 million related to the $160.0 million agreement) related to both treasury lock agreements. If the yield on U.S. ten-year Treasury Notes at settlement is less than the locked yield, the difference between $170.0 million and the calculated notional amount will be amortized over the terms of the future debt instruments as an adjustment to interest expense. We intend to consummate debt transactions equal to the notional value of the remaining agreement.

     During the third quarter of 1998, we entered into contracts to acquire two land parcels and an option to acquire a land parcel, all located in the Chicago metropolitan area, for a total purchase price of approximately $62.0 million. The purchase price is subject to an additional $2.2 million based upon the date the purchase is completed. We were required to make cash escrow deposits of approximately $25.2 million (including a $25.0 million non-refundable deposit). As of December 31, 1998, we had made cash escrow deposits of $15.2 million related to these contracts and the remaining $10.0 million was made in January 1999. We made an additional non-refundable deposit of $0.6 million on March 10, 1999 related to the additional purchase price adjustment. We expect to complete the acquisitions by the end of the second quarter of 1999. However, the acquisitions are subject to our completion of due diligence and the satisfaction of other customary closing conditions. There can be no assurance that any or all of the acquisitions will be completed.

     On September 14, 1998, we established a program to repurchase up to the lesser of (i) 1,550,000 of our common shares or (ii) $7.5 million for our common shares in open market and privately negotiated transactions, with share prices not to exceed $20.00 per common share. As of December 31, 1998, we had repurchased 474,200 common shares for an aggregate purchase price of approximately $7.3 million. No additional shares have been repurchased since December 31, 1998.

     As part of an annual incentive award program, on December 17, 1998, our Board of Trustees granted to nineteen of our officers (two of whom are Board members) and one Board member, 25,694 common shares. The common share grants vest 50% on January 15, 1999 and 50% on January 15, 2000.

     On January 8, 1999, we filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for future sale.

     During the period from January 1, 1999 through March 25, 1999, we acquired the following office and industrial properties:

                                                                   NET
                                                                 RENTABLE      ACQUISITION        MORTGAGE
                                                                  SQUARE          COSTS             DEBT             MONTH
       PROPERTY                         LOCATION                   FEET       (IN MILLIONS)     (IN MILLIONS)       ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------------
Office:
   33 West Monroe Street               Chicago, IL                846,759       $ 101.3           $  65.0           January
   National City Center (1) (2)        Cleveland, OH              766,965         105.0              63.6           February

Industrial:
   901 Technology Way (2)              Libertyville, IL            68,824           4.1                --           January
                                                            =================================================
                                                                1,682,548       $ 210.4           $ 128.6
                                                            =================================================

(1) Acquisition costs and mortgage debt include $2.0 million to adjust an assumed above market rate mortgage note payable to a current market interest rate.

(2) These properties were acquired from minority interest unit holders of the operating partnership or their affiliates.

     On February 8, 1999, we signed a contract with a buyer pursuant to which we will construct an approximately 1,018 space parking garage, with approximately 4,000 square feet of retail space, on approximately 22,700 square feet of land that we have under option to purchase in the Chicago central business district, and sell the competed parking garage to the buyer. The sales price is approximately $34.6 million, plus the value of any of the retail space leased by us at the time of sale, currently estimated to be approximately $4.0 million. In addition, we are entitled to an additional $1.0 million from the buyer if, within 15 years after our sale of the parking garage to the buyer, we substantially complete an office building containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with us. We have acquired this land with the intent to construct an office building which we will own for lease. The land parcel for the office building could not be obtained without obtaining the land for the parking parking garage and in order to construct an office building, parking must be provided pursuant to zoning requirements.

SEGMENT REPORTING DATA

     See Note 15 to our consolidated financial statements for a discussion on our operating segment data for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997.

COMPETITION

     We compete with other owners and developers; some of whom may have greater resources and more experience than we. Additionally, the number of competitive properties in any particular market or submarket in which our properties are located could have a material adverse effect on both our ability to lease space at our properties or any newly-acquired property and on the rents charged at our properties. We believe that our existing Credit Facilities and our access as a public company to the capital markets to raise funds during periods when conventional sources of financing may be unavailable or prohibitively expensive provide us with substantial competitive advantages. Further, we believe that our capital structure and ability to acquire properties in exchange for common units in our operating partnership and, thereby defer a seller's potential taxable gain, enhance our ability to consummate transactions quickly and to structure more competitive acquisitions than other real estate companies in the market which lack our access to capital and ability to acquire property with common units. See "Business and Growth Strategies-Acquisition Strategy." We believe that the number of real estate developers has decreased as a result of the recessionary market conditions and tight credit markets during the early 1990's as well as the reluctance on the part of more conventional financing sources to fund development and acquisition projects. In addition, we believe that we are one of a limited number of publicly-traded real estate companies primarily focusing on the office and industrial market in the Chicago metropolitan area.

SERVICES COMPANY

     The Services Company was formed in March 1997 under the laws of the state of Maryland. The operating partnership owns 100.0% of the nonvoting preferred stock of the Services Company, representing 95.0% of its economic value and also has a $4.8 million promissory note issued from Services Company in connection with its formation. We have also provided a $5.0 million line-of-credit to the Services Company. The ownership structure permits us to share in the Service Company's income and also maintain our status as a REIT for federal income tax purposes. We receive substantially all of the economic benefit of the businesses carried on by the Services Company because we have the right to receive dividends through the operating partnership's investment in the preferred stock and interest payments on the note held by the operating partnership. However, we do not elect the Services Company's officers or directors and, consequently, do not have the ability to control the operations of the Services Company or require the declaration of dividends.

     The Services Company provides certain corporate advisory, management, leasing, tenant improvement construction, painting, contracting and tenant representation services to buildings owned by others. The Services Company's leasing division provides leasing services to certain of our properties and other property owners for fees. The Services Company's construction division provides construction and construction management services for tenant improvements, renovations and other construction to the properties owned, acquired or managed by us. The Services Company also acquires, markets and sells land.

GOVERNMENT REGULATION

     ENVIRONMENTAL MATTERS. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include an historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

     We are aware of environmental contamination at certain of our older industrial properties contributed by PGI. These properties are in remediation programs sponsored by the appropriate state environmental agencies. PGI has contractually agreed to retain liability, and indemnify us, for environmental remediation with regard to these industrial properties, which environmental consultants have estimated will cost, in the aggregate, up to $3.2 million. Based on such estimates, certain properties PGI contributed recorded provisions for environmental remediation costs totaling $3.2 million in 1997 prior to their contribution. During 1997, PGI initiated lawsuits against a former owner (who is also a former tenant) of one of the properties and an environmental consultant to cover the cost of the remedial action plans. On February 20, 1998, PGI reached an agreement with the former owner and received a $1.8 million
settlement   payment,   in  addition  to  $0.5  million  previously  paid  as  a
reimbursement for costs. In 1998, PGI sued a current tenant of one of the properties to recover the cost of certain remedial action plans.

     We are also aware of contamination at 455 Academy Drive in Northbrook, Illinois. The current tenant of the property, National Service Industries, has provided us with an indemnity for all of the costs of environmental remediation regarding the property they caused either knowingly or unknowingly. In addition, we are aware of contamination at 1301 E. Tower Road in Schaumburg, Illinois. The property has been submitted into a remediation program sponsored by the Illinois Environmental Protection Agency and we are in the process of quantifying the cost of necessary remedial actions. In connection with 1301 E. Tower Road, the previous owner and other third parties have placed approximately $0.8 million in escrow to fund the clean-up of the property. We currently anticipate that this escrow will be sufficient to fund the necessary remedial action for this property, although the previous owner and other third parties will not be responsible for any costs in excess of the amount placed in escrow.

     We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of our environmental assessments of the properties have revealed any environmental liability that, after giving effect to the contractual indemnities and escrows described above, we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our ability to make expected distributions to shareholders could be adversely affected.

     COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements; however, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

     OTHER REGULATIONS. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require us to make significant unanticipated expenditures and could have an adverse effect on our Funds from Operations and expected distributions.

INSURANCE

     We believe that our properties are covered by adequate comprehensive liability, rental loss, and all-risk insurance, provided by reputable companies, with commercially reasonable deductibles, limits and policy specifications customarily carried for similar properties. There are, however, certain types of losses which may be either uninsurable or not economically insurable, such as losses due to floods, riots or acts of war. Should an uninsured loss occur, we could lose both our invested capital in, and anticipated profits from, the property.

EMPLOYEES

     As of December 31, 1998, we had approximately 200 full-time employees. We believe that our relations with our employees are satisfactory.

ITEM 2.  PROPERTIES

GENERAL

     As of December 31, 1998, we owned 24 office properties (including 1701 Golf Road, on which we own a second mortgage note, but for which we have consolidated the property's operations), 46 industrial properties, one retail center and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property located at 180 N. LaSalle Street, in the Chicago central business district. In terms of net rentable square feet, approximately 90.2% of our office properties and 89.7% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area accounted for approximately 90.8% of our rental revenue and 98.0% of our tenant reimbursements revenue for the year ended December 31, 1998.

     Our management team has developed or redeveloped, leased and managed 40 of our 46 industrial properties (85.0% in terms of industrial net rentable square feet) and 11 of our 24 office properties (47.3% in terms of office net rentable square feet). In the course of such development and redevelopment, we have acquired experience across a broad range of development and redevelopment projects. For example, our management team has developed both office properties, such as the 77 West Wacker Drive building in Chicago, Illinois, and industrial properties, such as 1001 Technology Way and 801 Technology Way in Libertyville, Illinois. Our management team also has redeveloped both office properties, such as 201 4th Avenue in Nashville, Tennessee and industrial properties, such as the Chicago Enterprise Center, East Chicago Enterprise Center, and Hammond Enterprise Center in the Chicago metropolitan area. We believe our properties are well maintained and, based on recent engineering reports, do not require significant capital improvements.

     We own approximately 225.0 acres of land that we may develop. This acreage includes a development site which contains approximately 67,000 square feet located in the Chicago central business district and is held by a joint venture with a third party. We also have rights to acquire approximately 325.8 acres of developable land, including rights to acquire two sites located in the Chicago central business district containing approximately 119,000 square feet. We believe that this land could be developed to have approximately 4.7 million square feet of additional office space and over 7.6 million square feet of additional industrial space. Included in the 325.8 acres are 94 acres and an industrial property currently under development that we are to acquire from affiliates of a member of our Board of Trustees for a total purchase price of $20.9 million.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants first year of occupancy ("Base Year") or a negotiated amount approximating the tenants pro rata share of these expenses ("Expense Stop"). The tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either a (i) net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and other operating expenses as additional rent or (ii) triple net lease basis with the tenants paying all of the real estate taxes, insurance, utility and other operating expenses for the property.

PROPERTIES

     The following table sets forth certain information relating to each of our properties as of December 31, 1998, unless indicated otherwise. Through the operating partnership and other subsidiaries, we own a 100% interest in all of the office and the industrial properties, except for 1701 Golf Road (we own the second mortgage note on this property) and 180 N. LaSalle Street (we own the first mortgage note on this property).

                                                                                                         NET            PERCENTAGE
                                                                                YEAR BUILT/           RENTABLE         LEASED AS OF
              PROPERTY                                  LOCATION                 RENOVATED           SQUARE FEET        12/31/98(%)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE PROPERTIES
  77 West Wacker Drive                              Chicago, IL                 1992                    944,556            97.2
  1701 Golf Road (Continental Towers) (1)           Rolling Meadows, IL         1977/1979/1981          928,766            97.0
  208 South LaSalle Street                          Chicago, IL                 1914/1956/1982/         835,229            93.0
                                                                                1991
  122 South Michigan Avenue                         Chicago, IL                 1910                    512,369            54.5
  33 North Dearborn Street                          Chicago, IL                 1967/1986               302,818            89.4
  201 4th Avenue North (Suntrust Bldg.)             Nashville, TN               1968/1985               250,566            81.2
  3800 and 3850 North Wilke Road and
       3930 Ventura Drive(Commerce Point)           Arlington Heights, IL       1987/1989               236,642            97.7
  1700 East Golf Road (Two Century Centre)          Schaumburg, IL              1989                    217,960           100.0
  2000 York Road (2000 York Brook)                  Oak Brook, IL               1960/1986               200,045            99.8
  4343 Commerce Court (The Olympian Office
       Center)                                      Lisle, IL                   1989                    167,756            58.9
  6400 Shafer Court                                 Rosemont, IL                1980/1990               164,958            94.0
  2205-2255 Enterprise Drive (Enterprise
       Office Center)                               Westchester, IL             1987                    129,574            98.7
  1990 Algonquin Road/2000-2060 Algonquin
       Road (Salt Creek Office Center)(2)           Schaumburg, IL              1979/1986               125,938            91.8
  941-961 Weigel Drive                              Elmhurst, IL                1989/1994               123,077           100.0

                                                                                                         NET            PERCENTAGE
                                                                                YEAR BUILT/           RENTABLE         LEASED AS OF
              PROPERTY                                  LOCATION                 RENOVATED           SQUARE FEET        12/31/98(%)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE PROPERTIES (CONTINUED)
  1699 E. Woodfield Road (Citibank
       Office Plaza)                                Schaumburg, IL              1979                    105,602            99.1
  2675 N. Mayfair (Wauwatosa Bldg.)                 Wauwatosa, WI               1979                    104,031            96.5
  620 Market Street (Professional Plaza)            Knoxville, TN               1988                     93,711            80.9
  625 Gay Street (Centre Square II)                 Knoxville, TN               1988                     91,426            87.5
  1600-1700 167th Street (Narco River
       Business Center)                             Calumet City, IL            1981                     65,394            75.9
  280 Shuman Blvd. (Atrium)                         Naperville, IL              1979                     65,273           100.0
  2100 Swift Drive                                  Oak Brook, IL               1985/1991                58,000           100.0
  1301 E. Tower Road (Narco Tower)                  Schaumburg, IL              1992                     50,400           100.0
  4823 Old Kingston Pike (Weston Bldg.)             Knoxville, TN               1988                     34,638           100.0
  4100 West Madison Street                          Hillside, IL                1978                     24,551            42.4
                                                                                                   ---------------------------------
 OFFICE PROPERTIES SUBTOTAL                                                                           5,833,280            89.9
                                                                                                   ---------------------------------

INDUSTRIAL PROPERTIES
Warehouse/Distribution Facilities:
  475 Superior Avenue                               Munster, IN                 1989                    450,000           100.0
  3818 Grandville/1200 Northwestern                 Gurnee, IL                  1961/1990               345,232           100.0
  2160 McGaw Road                                   Obetz, OH                   1974                    310,100           100.0
  425 E. Algonquin Road                             Arlington Heights, IL       1978                    304,506           100.0
  1001 Technology Way                               Libertyville, IL            1996                    212,831           100.0
  11045 Gage Avenue                                 Franklin Park, IL           1970/1992               136,600           100.0
  4849 Groveport Road                               Obetz, OH                   1968                    132,100           100.0
  4248, 4250 and 4300 Madison Street                Hillside, IL                1980                    127,129           100.0
  1051 N. Kirk Road                                 Batavia, IL                 1990                    120,004           100.0
  4211 Madison Street                               Hillside, IL                1977/1992                90,344           100.0
  2400 McGaw Road                                   Obetz, OH                   1972                     86,400           100.0
  5160 Blazer Memorial Parkway (3)                  Dublin, OH                  1983                     85,962            66.8
  4160-4190 W. Madison Street                       Hillside, IL                1974/1992                79,532           100.0
  555 Huehl Road                                    Northbrook, IL              1987                     74,000           100.0
  801 Technology Way                                Libertyville, IL            1997                     68,824           100.0
  342-346 Carol Lane                                Elmhurst, IL                1989                     67,935           100.0
  200 E. Fullerton Avenue                           Carol Stream, IL            1968/1995                66,254           100.0
  370 Carol Lane                                    Elmhurst, IL                1977/1994                60,290           100.0
  600 London Road                                   Delaware, OH                1981                     52,441           100.0
  550 Kehoe Blvd                                    Carol Stream, IL            1997                     44,575           100.0
  388 Carol Lane                                    Elmhurst, IL                1979                     40,920            88.4
  306-310 Era Drive                                 Northbrook, IL              1984                     36,495           100.0
  343 Carol Lane                                    Elmhurst, IL                1989                     30,084           100.0
  350 Randy Road                                    Carol Stream, IL            1974                     25,200           100.0
  11039 Gage Avenue                                 Franklin Park, IL           1965/1993                21,935           100.0
  1401 S. Jefferson Street                          Chicago, IL                 1965/1985                17,265           100.0
Overhead Crane/Manufacturing Facilities:
  Chicago Enterprise Center                         Chicago, IL                 1916/1991-1996
    13535-A S. Torrence Avenue                                                                          384,806            37.9
    13535-B S. Torrence Avenue                                                                          239,752           100.0
    13535-C S. Torrence Avenue                                                                           99,333           100.0
    13535-D S. Torrence Avenue                                                                           77,325           100.0
    13535-E S. Torrence Avenue                                                                           57,453           100.0
    13535-F S. Torrence Avenue                                                                           44,800           100.0
    13535-G S. Torrence Avenue                                                                           54,743              --
    13535-H S. Torrence Avenue                                                                           73,612            56.3
  East Chicago Enterprise Center                    East Chicago, IN            1917/1991-1997
    Building 2 (4407 Railroad Avenue)                                                                   169,435              --
    Building 3 (4407 Railroad Avenue)                                                                   291,550           100.0
    Building 4 (4407 Railroad Avenue)                                                                    87,483            98.1
    4440 Railroad Avenue (4)                                                                             40,000           100.0
    4635 Railroad Avenue                                                                                 14,070              --

                                                                                                         NET            PERCENTAGE
                                                                                YEAR BUILT/           RENTABLE         LEASED AS OF
              PROPERTY                                  LOCATION                 RENOVATED           SQUARE FEET        12/31/98(%)
------------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES (CONTINUED)
  Hammond Enterprise Center                         Hammond, IN                 1920-1952
    4507 Columbia Avenue                                                                                256,595           100.0
    4527 Columbia Avenue (5)                                                                             16,701            55.8
    4531 Columbia Avenue                                                                                250,266            99.2
  1301 Ridgeview Drive                              McHenry, IL                 1995                    217,600           100.0
  515 Huehl Road/500 Lindberg                       Northbrook, IL              1988                    201,244           100.0
  455 Academy Drive                                 Northbrook, IL              1976                    105,444           100.0
  4411 Marketing Place                              Groveport, OH               1984                     65,804           100.0
                                                                                                   ---------------------------------
 INDUSTRIAL PROPERTIES SUBTOTAL                                                                       5,834,974            90.5
                                                                                                   =================================
 PORTFOLIO TOTAL                                                                                     11,668,254            90.2
                                                                                                   =================================

MORTGAGE NOTE RECEIVABLE:
  180 N. LaSalle Street (6)                         Chicago, IL                 1982/1999               728,860            73.7
OTHER PROPERTIES:
  398 Unit Parking Facility                         Knoxville, TN               1981
  371-385 N. Gary Avenue (7)                        Carol Stream, IL            1978                     11,276            74.1

(1) We hold a mortgage note receivable on the property and have consolidated the underlying property operations based upon receiving substantially all of the economic benefits of the property's operations.

(2) This property complex is comprised of 1990 Algonquin Road (a two-story office building) and 2000-2060 Algonquin Road (seven single-story office buildings), but is treated as one office property.

(3) This property is a mixed use industrial/office property that has been classified as an industrial property.

(4) This property is an office building adjacent to the East Chicago Enterprise Center.

(5)  This property is an office building within the Hammond Enterprise Center.

(6) We hold a mortgage note receivable on this office property. The operating results of this property have not been consolidated.

(7)  This is a retail center.

ITEM 3.  LEGAL PROCEEDINGS

     Neither we nor any of our properties are presently subject to any material litigation nor, to the our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements. Although subsequently settled in February 1999, we were subject to the litigation discussed below as of December 31, 1998.

     On July 22, 1998, we entered into a purchase agreement, with an affiliate of an investor in the operating partnership, to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center (a 766,965 square foot office building located in Cleveland, Ohio) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, we terminated the purchase agreement in accordance with the terms of the agreement due to the failure of a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified us in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw the full amount under two earnest money letters-of-credit we provided under one of the Credit Facilities. The sellers also filed a complaint against us with the Supreme Court of New York, New York County alleging that we breached the contract. On October 30, 1998, we filed our answer to the complaint and denied all material allegations of the complaint. We also filed a counterclaim against the sellers alleging that the sellers breached the contract and sought the return of the above mentioned earnest money and other damages.

     On February 5, 1999, we entered into an amended option agreement with the sellers of IBM Plaza and an amended purchase agreement with the sellers of National City Center, which have the following terms:

     - both the original lawsuit filed by the sellers and our counterclaim were dismissed;

     - we purchased National City Center on February 5, 1999 for a contract price of $100.0 million; and

     - the $20.0 million earnest money escrow described above was released and credited to the purchase of National City Center and an $8.0 million nonrefundable payment for the option to purchase IBM Plaza. The option allows us to purchase IBM Plaza for $238.0 million (including the $8.0 million deposit) and expires October 31, 1999. If the option is exercised, the purchase of the property must be completed no later than December 20, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to vote of securityholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 25, 1999, the reported closing sale price on the NYSE was $13.125, and there were 15,135,727 common shares outstanding held by approximately 3,000 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the distributions we paid for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997.

                                                                       CASH
                                                                   DISTRIBUTIONS
                                     HIGH             LOW            PAID (1)
                           -----------------------------------------------------
FISCAL YEAR 1998
First quarter                     $ 20 7/8          $ 19 5/8        $ 0.3375
Second quarter                      21                17 1/8          0.3375
Third quarter                       19 15/16          13 1/16         0.3375
Fourth quarter                      16 5/8            13 9/16         (2)

FISCAL YEAR 1997
November 12, 1997 through
  December 31, 1997                 20 5/16           19 1/2          0.1664 (3)
--------------------

(1)  All distributions are per common share and common unit.
(2) On December 31, 1998, our Board of Trustees declared a dividend of $0.3375 per common share and common unit for the fourth quarter of 1998 to holders of record on December 31, 1998. These dividends were paid January 20, 1999.
(3) This distribution was for a partial quarter. It is equivalent to a quarterly distribution of $0.3375 per common share and common unit.

     We currently make quarterly distributions to holders of our common shares and operating partnership common units. Distributions on the common shares and common units are not permitted unless all current and any accumulated distributions on our Series A - cumulative convertible preferred shares, our Series B - Cumulative Redeemable Preferred Shares and the related preferred units in the operating partnership have been paid in full or set aside for payment. Future distributions by us will be at the direction of our Board of
Trustees. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant.

     Concurrently with the completion of our initial public offering, the operating partnership issued 9,994,310 common units to PGI, the Primestone Investment Partners L. P. (a joint venture of PGI and a third party), other contributors and certain members of management in exchange for property contributions and cash. In addition, the operating partnership has issued 323,590 common units through December 31, 1998 as partial consideration for its acquisition of the first mortgage note of 180 N. LaSalle Street. Holders of 9,390,800 of the above mentioned common units may redeem part or all of the common units for common shares on a one-for-one basis, or at our option, cash equal to the fair market value of a common share at the time of exchange.

     Also concurrently with the completion of our initial public offering, we issued 2,000,000 of our Series A - Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share, in a private placement to an institutional investor for an aggregate purchase price of $40.0 million. Holders of our Series A - Cumulative Convertible Preferred Shares can convert them to our common shares.

     On March 25,1998, we issued 2,579,994 of our common shares in a private placement. In addition, during 1998, we granted 50,694 of our common shares to certain of our officers and board members. See "Business - Recent Developments."

     The issuance of 2,579,994 of our common shares, the common share grants described above to certain of our employees and trustees, the common units described above and our Series A - Cumulative Convertible Preferred Shares constituted private placements of securities which are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our ("PGRT") and the predecessor's selected consolidated/combined financial data and should be read in conjunction with our and the predecessor's consolidated/combined financial statements included elsewhere in this Form 10-K.

                                                             (In thousands, except per share data)
                                  --------------------------------------------------------------------------------------------------
                                   PGRT - CONSOLIDATED HISTORICAL                  PREDECESSOR - COMBINED HISTORICAL
                                  --------------------------------   ---------------------------------------------------------------
                                                    PERIOD FROM        PERIOD FROM
                                                    NOVEMBER 17,     JANUARY 1, 1997
                                     YEAR ENDED     1997 THROUGH         THROUGH                  YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,    DECEMBER 31,       NOVEMBER 16,    ---------------------------------------------
                                        1998            1997               1997            1996            1995             1994
                                  --------------------------------   ---------------------------------------------------------------
Statements of Operations Data
Revenue:
  Rental.......................     $  97,212       $   7,293          $  27,947       $  30,538        $  33,251       $  30,352
  Tenant reimbursements........        37,545           2,041             12,490          14,225           14,382          12,451
  Mortgage note interest.......         5,866             248                 --              --               --              --
  Insurance settlement.........            --              --                 --              --            7,257              --
  Other........................         6,978             248              1,515           3,397            2,715           3,170
                                  --------------------------------   ---------------------------------------------------------------
Total revenue..................       147,601           9,830             41,952          48,160           57,605          45,973
Expenses:
  Property operations..........        29,598           2,213              8,622           9,767            9,479           8,852
  Real estate taxes............        25,077           1,765              8,575           9,383            9,445           9,057
  Depreciation and amortization        25,447           2,478             11,241          12,409           12,646          11,624
  Interest.....................        30,901           1,680             24,613          26,422           27,671          25,985
  Interest-affiliates..........            --              --              9,804          10,795            8,563           7,402
  General and administrative...         5,712             267              2,414           4,927            4,508           3,727
  Financing fees...............            --              --              1,180           1,232               --              --
  Property and asset management
    fees-affiliate.............            --              --              1,348           1,561            1,496           1,388
  Provision for environmental
    remediation costs..........            --              --              3,205              --               --              --
  Write-off of deferred tenant             --              --                 --           3,081           13,373              --
    costs......................
                                  --------------------------------   ---------------------------------------------------------------
Total expenses.................       116,735             8,403           71,002          79,577           87,181          68,035
                                  --------------------------------   ---------------------------------------------------------------
  Income (loss) before minority
    interests and extraordinary
    item.......................        30,866             1,427          (29,050)        (31,417)         (29,576)        (22,062)
  Minority interests...........        (9,368)             (635)             666             894            3,281           5,393
                                  --------------------------------   ---------------------------------------------------------------
Net income (loss) before
  extraordinary items..........        21,498               792          (28,384)        (30,523)         (26,295)        (16,669)
Extraordinary (loss) gain on
  early extinguishment of debt,
  net of minority interests'
  share in the amount of $878
  in 1998 and $1,127 in 1997...        (1,253)                -           65,990              --               --              --
                                  --------------------------------   ---------------------------------------------------------------
Net income (loss)..............        20,245               792        $  37,606       $ (30,523)       $ (26,295)      $ (16,669)
                                                                     ===============================================================
Net income allocated to
  preferred shareholders.......        (7,971)             (345)
                                  --------------------------------
    Net income available to
      common shareholders......     $  12,274           $   447
                                  ================================
 Earnings  per weighted
 average common share - basic
 and diluted (1):
   Income before extraordinary
   items.......................     $    0.91           $  0.04
   Extraordinary items.........         (0.08)               --
                                  ================================
 Net income....................     $    0.83           $  0.04
                                  ================================

                                                                                       (In Thousands)
                                                      -----------------------------------------------------------------------------
                                                      PGRT - CONSOLIDATED HISTORICAL         PREDECESSOR - COMBINED HISTORICAL
                                                                DECEMBER 31,                             DECEMBER 31,
                                                      ------------------------------   --------------------------------------------
                                                          1998              1997            1996             1995           1994
                                                      ------------------------------   --------------------------------------------
BALANCE SHEET DATA:
  Real estate assets, exclusive of property
    under development and before accumulated
    depreciation.................................     $   843,031      $   589,279     $   291,757      $   289,558     $   285,687
  Total assets...................................       1,164,514          741,468         325,230          343,641         356,421
  Mortgage notes payable, credit facilities and
    bonds payable................................         593,168          328,044         421,983          405,562         388,309
  Total liabilities..............................         668,728          370,192         447,927          434,993         421,257
  Minority interests.............................         145,781          147,207          (6,905)          (6,047)            886
  Shareholders' equity (partners' deficit).......         350,005          224,069        (115,792)         (85,305)        (65,722)

                                                                      (Dollars In Thousands)
                                  --------------------------------------------------------------------------------------------------
                                   PGRT - CONSOLIDATED HISTORICAL                  PREDECESSOR - COMBINED HISTORICAL
                                  --------------------------------   ---------------------------------------------------------------
                                                    PERIOD FROM        PERIOD FROM
                                                    NOVEMBER 17,     JANUARY 1, 1997
                                     YEAR ENDED     1997 THROUGH         THROUGH                  YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,    DECEMBER 31,       NOVEMBER 16,    ---------------------------------------------
                                        1998            1997               1997            1996            1995             1994
                                  --------------------------------   ---------------------------------------------------------------
OTHER DATA:
  Funds from operations(2).....     $   46,762    $     3,619          $   (14,461)    $   (17,367)     $  (12,733)     $   (12,930)
  Cash flows provided by
    (used in):
    Operating activities.......     $   53,525    $      6,706         $    (4,241)    $    (3,165)     $   (1,259)     $   (13,875)
    Investing activities.......       (361,384)       (353,864)             (3,926)          1,126          (9,176)          (6,495)
    Financing activities.......        342,390         355,390               6,331           5,733          10,873           15,422
  Ratio of earnings to
    combined fixed charges
    and preferred share                   1.48            1.50                  --              --              --               --
    distributions(3) ..........
  Office Properties:
    Square footage.............     5,833,280       4,073,722          2,353,759       1,414,897        1,414,897       1,414,897
    Occupancy (%)..............          89.9            91.9               88.0            92.5             95.8            93.7
  Industrial Properties:
    Square footage.............     5,834,974       5,832,974          5,696,355       2,462,430        2,551,624       2,547,388
    Occupancy (%)..............          90.5            87.9               87.9            73.5             72.9            62.3

--------------------

(1) Net income available per weighted-average common share of beneficial interest-basic and diluted equals net income divided by 14,862,958 and 12,593,000 common shares for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. See
     Note 8 to our consolidated financial statements for further information.

(2) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), Funds from Operations represents net income (loss) before minority interest of holders of Common Units (computed in accordance with
     GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to Funds from Operations were as follows: in all periods, depreciation and amortization, for the period from January 1, 1997 through November 16, 1997, provision for environmental remediation cost, for the years ended December 31, 1996, 1995, 1994, gains on the sale of real estate, for the years ended December 31, 1996 and 1995, write-off of deferred tenant costs, and for the year ended December 31, 1995, excess proceeds from insurance claims. Management considers Funds from Operations an appropriate measure of performance of an office and/or industrial REIT because industry analysts have accepted it as such. We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that we report rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which we believe results in a more accurate presentation of our actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other REITs and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP.

(3) The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interest, plus combined fixed charges. Combined fixed charges consist of interest expense, amortization of debt issuance costs, and preferred share distributions. The Predecessor's historical earnings were insufficient to cover fixed charges by approximately $29.1 million, $31.4 million, $29.6 million and $22.1 million for the period from January 1, 1997 through November 16, 1997 and for the years ended December 31, 1996, 1995, and 1994, respectively.

     The following is our consolidated quarterly summary of operations.

                                                                                                                        PERIOD FROM
                                                                                                                       NOVEMBER 17,
                                                                  YEAR ENDED DECEMBER 31, 1998                             1997
                                            -----------------------------------------------------------------------      THROUGH
                                                             FOURTH          THIRD         SECOND          FIRST       DECEMBER 31,
                                                TOTAL       QUARTER         QUARTER        QUARTER        QUARTER          1997
                                            ----------------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Total revenues...........................   $  147,601     $  40,675      $  41,252      $  36,923      $  28,751      $  9,830
Total expenses...........................      116,735        31,904         31,563         29,708         23,560         8,403
                                            ----------------------------------------------------------------------------------------
Income before minority interests and
    extraordinary item...................       30,866         8,771          9,689          7,215          5,191         1,427
Income allocated to minority interests...       (9,368)       (2,347)        (2,704)        (2,352)        (1,965)         (635)
                                            ----------------------------------------------------------------------------------------
Income before extraordinary items........       21,498         6,424          6,985          4,863          3,226           792
Extraordinary items - loss on early
    extinguishment of debt, net of
    minority interests in the amount
    $503 in the fourth quarter and $375
    in the second quarter................       (1,253)         (728)            --           (525)            --            --
                                            ----------------------------------------------------------------------------------------
Net income...............................       20,245         5,696          6,985          4,338          3,226           792
Net income allocated to preferred
    shareholders.........................       (7,971)       (2,980)        (2,950)        (1,341)          (700)         (345)
                                            ========================================================================================
Net income applicable to common shares...   $   12,274     $   2,716      $   4,035      $   2,997      $   2,526      $    447
                                            ========================================================================================
Earnings per common share - basic and
  diluted:
    Income before extraordinary items...    $     0.91     $    0.23      $    0.26      $    0.22      $    0.19      $   0.04
    Extraordinary items.................         (0.08)        (0.05)            --          (0.03)            --            --
                                            ========================================================================================
Net income..............................    $     0.83     $    0.18      $    0.26      $    0.19      $    0.19      $   0.04
                                            ========================================================================================
Weighted average common shares
  outstanding............................       14,875        15,137         15,535         15,572         13,181        12,593
                                            ========================================================================================
Distributions paid per common share......   $   1.1789     $  0.3375      $  0.3375      $  0.3375      $  0.1664      $     --
                                            ========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with our historical consolidated financial statements and the predecessor's combined financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a fully-integrated real estate investment company organized under Maryland law, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. As of December 31, 1998, we owned 24 office properties (eight were acquired during 1998 and the remaining were owned at December 31, 1997), 46 industrial properties (all were owned at December 31, 1997), one retail center, and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property located at 180 N. LaSalle Street, Chicago, Illinois.

     As of December 31, 1998, in terms of net rentable square feet, approximately 90.2% of our office properties and 89.7% of our industrial properties were located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 90.8% of our rental revenue and 98.0% of our tenant reimbursements revenue for the year ended December 31, 1998. Our remaining office properties are located in the Nashville, Tennessee; Knoxville, Tennessee; and Milwaukee, Wisconsin metropolitan areas. Our remaining industrial properties are located in the Columbus, Ohio metropolitan area.

     Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties supplemented by interest income on the mortgage note owned. We expect that revenue growth over the next several years will come from a combination of additional acquisitions and revenue generated through increased rental and occupancy rates in the current portfolio.

CAUTIONARY STATEMENTS

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties.

RESULTS OF OPERATIONS

     The following analysis provides a comparison of our operations for the years ended December 31, 1998 and 1997. The period from January 1, 1997 through November 16, 1997 represents the activity of the Predecessor's properties and the period from November 17, 1997 through December 31, 1998 represents our activity.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     In analyzing the operating results for the year ended December 31, 1998, the changes in rental and reimbursable revenue, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of our initial public offering as well as properties acquired after our initial public offering through December 31, 1998.

     The Predecessor's properties currently owned by us consisted of five office properties, 17 industrial properties, and a parking facility. At the time of our initial public offering, nine additional office properties, 29 additional industrial properties and one retail center were contributed or acquired. After the date of our initial public offering and through December 31, 1998, we acquired ten additional office properties and a first mortgage note encumbering an office property as described in the footnotes to our consolidated financial statements contained elsewhere in this Form 10-K.

     For the year ended December 31, 1998, rental revenue and tenant reimbursements income increased $85.0 million, or 170.7%, to $134.8 million, and other revenue increased $5.5 million, or 372.4%, to $7.0 million, property operating expenses and real estate tax expense increased $33.5 million, or 158.2%, to $54.7 million, and depreciation and amortization expense increased $11.7 million, or 85.5%, to $25.4 million as compared to the year ended December 31, 1997. The primary reason for the increases in the above revenue and expense categories was the contribution and acquisition of new office and industrial properties we have made since our initial public offering. The additional office and industrial properties resulted in increased total rental revenue and tenant reimbursements income of $88.6 million, other revenue of $5.0 million, property operating expenses and real estate tax expense of $35.4 million and depreciation and amortization expense of $11.9 million for the year ended December 31, 1998. Included in the rental revenue increase for 1998 is $4.1 million related to lease terminations. Rental revenue and tenant reimbursement revenue for the Predecessor's properties increased $0.6 million for the year ended December 31, 1998 compared to the same period in 1997. Depreciation and amortization expense for the Predecessor's properties increased $0.7 million for the year ended December 31, 1998 compared to the same period in 1997.

     Mortgage note interest income increased by $5.6 million to $5.9 million due to the acquisition of the first mortgage note encumbering the property known as 180 North LaSalle Street in December 1997.

     Interest expense had a net increase of $4.6 million, or 17.5%, to $30.9 million during the year ended December 31, 1998. The increase was due to a $36.2 million increase due to mortgages obtained on certain of the properties which were contributed or acquired after our initial public offering, as well as our Credit Facilities borrowings used to fund property acquisitions, offset by a $31.6 million decrease as a result of the repayment of debt with proceeds from our initial public offering or debt forgiveness in 1997.

     General and administrative expense increased $3.0 million during the year ended December 31, 1998, reflecting costs related to our new public status and increased size.

     The $1.2 million decrease in financing fees and the $1.3 million decrease in property and asset management fees are due to these fees being incurred by the Predecessor under their previous ownership and are costs we no longer incur.

     In 1997, the Predecessor recorded a provision for environmental remediation costs of $3.2 million, which represents the estimated costs to be incurred for the clean-up of environmental contamination of certain industrial properties. PGI has contractually agreed to indemnify us from any environmental liabilities we may incur. No additional provision was deemed necessary in 1998.

     Income allocated to minority interests increased $9.4 million to $9.4 million for the year ended December 31, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $58.5 million, or 212.0%, to $30.9 million due to the changes in revenue and expenses described above and a change in the ownership structure. The increase in income before minority interests is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to certain ownership percentages changing do to our initial public offering.

     Extraordinary gain on extinguishment of debt decreased $67.2 million to a $1.3 million extraordinary loss in 1998, due to the gain in 1997 related to the forgiveness of debt principal net of the write-off of various deferred costs, while the loss in 1998 represents only the write-off deferred costs for mortgage indebtness that was repaid or refinanced and a reduction in the maximum balance that can be drawn on one of our Credit Facilities.

     Net income decreased $18.2 million, or 47.3%, to $20.2 million for the year ended December 31, 1998 compared to the same period in 1997 due to the changes in revenue, expenses, minority interest, and extraordinary items described above.

     The following analysis provides a comparison of the property operations for the years ended December 31, 1997 and 1996. The period from January 1, 1997 through November 16, 1997 and the year ended December 31, 1996 represents the activity of the Predecessors properties and the period from November 17, 1997 through December 31, 1997 represents our activity.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

     Total revenue increased $3.6 million, or 7.5%, to $51.8 million for the year ended December 31, 1997 compared to $48.2 million for the year ended December 31, 1996 primarily due to the addition of the properties acquired and contributed at our initial public offering. Rental revenue increased $4.7 million, or 15.4%, to $35.2 million in 1997 from $30.5 million in 1996. In 1997, rental revenue from our office properties increased $3.2 million, or 13.0%, to $27.9 million from $24.7 million in 1996. In 1997, rental revenue from our industrial properties increased $1.5 million, or 25.9%, to $7.3 million from $5.8 million in 1996. Tenant reimbursements revenue increased $0.3 million, or 2.1%, to $14.5 million in 1997 from $14.2 million in 1996. Tenant reimbursements revenue from our office properties remained consistent at $12.1 million for both 1997 and 1996. During 1996 a significant tenant of the 77 West Wacker building paid no tenant reimbursements until a final restructuring agreement was reached in late 1996. During 1997, the above mentioned tenant paid $0.6 million of tenant reimbursements. Tenant reimbursements from our industrial properties increased $0.3 million, or 14.3%, to $2.4 million in 1997 from $2.1 million in 1996. Other nonrecurring items recorded in 1996 resulted in a net decrease of $1.4 million, or 41.2%, in all other revenue to $2.0 million in 1997 from $3.4 million in 1996. Included in our historical financials, related to the period from November 17, 1997 to December 31, 1997 are rental revenues of $3.5 million, tenant revenue reimbursements of $0.8 million and $0.4 million of other revenue related to the non-Predecessor properties contributed or acquired during that period

     Total expenses decreased $0.2 million, or 0.3%, to $79.4 million for the year ended December 31, 1997 compared to $79.6 million for the year ended December 31, 1996. Property operating expenses increased $1.0 million, or 11.2%, to $10.8 million in 1997 from $9.8 million in 1996. In 1997, property operating expenses from our office properties increased $1.6 million, or 19.5%, to $9.8 million for the year ended December 31, 1997 compared to $8.2 million for the year ended December 31, 1996. The property operating expenses from our industrial properties decreased $0.6 million, or 37.5%, to $1.0 million for the year ended December 31, 1997 compared to $1.6 million for the year ended December 31, 1996. In 1997, real estate tax expenses increased $1.0 million, or 10.6%, to $10.4 million from $9.4 million in 1996 primarily due to higher property assessments in 1997. In 1997, total interest expense decreased $1.1 million, or 3.0%, to $36.1 million from $37.2 million in 1996 primarily due to the paydown of a mortgage note collateralized by the 77 West Wacker Drive building. In 1997, general and administrative expenses decreased $2.2 million, or 44.5%, to $2.7 million from $4.9 million in 1996 primarily due to the nonrecurring expenses recorded in the last six months of 1996. In 1997, the Predecessor recorded a provision for environmental remediation costs of $3.2 million, which represents the probable costs to be incurred for the clean-up of environmental contamination at certain industrial properties. PGI has contractually agreed to indemnify us from any environmental liabilities we may incur. Other expenses decreased $2.1 million on a net basis in 1997 from $18.3 million in 1996 compared to $16.2 million in 1997 primarily due to the write-off of deferred tenant costs in 1996. Included in our historical financials related to the period from November 17, 1997 to December 31, 1997, are property operating expenses of $0.6 million, real estate tax expense of $0.6 million, interest expense of $1.3 million and general and administrative expense of $0.7 million related to the non Predecessor properties contributed of acquired during the period.

     In 1997, net loss allocated to minority interests decreased $0.8 million, or 88.9%, to $0.1 million from $0.9 million in 1996, primarily due to the changes described above and an overall change in minority interests ownership due to our initial public offering.

     In 1997, net income of $38.4 million was reported compared to a loss of $30.5 million in 1996, primarily due to the changes described above and the extraordinary gain on early extinguishment of debt of $66.0 million, net of minority interests, recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     CREDIT FACILITIES. Our Credit Facilities, with a maximum loan availability totaling $90.0 million, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the operating partnership. Subject to our compliance with the applicable loan covenants, the Credit Facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters-of-credit for the $26.9 million of tax-exempt bonds. No amounts were drawn on Credit

Facilities at December 31, 1998 (except for the letters-of-credit impact on current availability). See Note 4 to our consolidated financial statements for further information. In January and February 1999, we drew $30.0 million from our Credit Facilities to acquire two office buildings.

     MORTGAGE NOTES. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities of 1999 through 2013. We feel that our properties have excess value that may be utilized for additional mortgage borrowing or debt securitizations. See Note 4 to our consolidated financial statements for further information.

     FUTURE OFFERINGS. On January 8, 1999, we filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for future sale.

     We intend to fund future acquisitions and development with a combination of advances from our Credit Facilities, additional mortgage notes payable and future equity and debt offerings.

     ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES.

     We expect to meet our short-term liquidity requirements through net cash provided by operations. Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. During 1998, our tenant improvements and leasing commissions averaged $18.04 per square foot of newly leased office space, $3.85 per square foot of renewal leased office space, and $4.53 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $8.6 million based upon average annual square feet for leases expiring during the years ending December 31, 1999 and 2000. Our cost of general capital improvements to our properties average approximately $3.0 million annually based upon an estimate of $0.26 per square foot.

     We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including the Credit Facilities) and the issuance of additional equity securities. The terms of the Credit Facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

HISTORICAL CASH FLOWS

     Historically, we have generated positive cash flows from operations to fund distributions to our shareholders and have funded our expansion primarily through equity offerings and mortgage debt financing. Historically, the Predecessor's principal sources of funding for operations and capital expenditures were from mortgage debt financing.

     We had consolidated net cash provided by operating activities of $53.5 million for the year ended December 31, 1998. We and the Predecessor had consolidated and combined net cash provided by operating activities of $2.5 million for the year ended December 31, 1997 and the Predecessor had combined net cash used in operating activities of $2.5 million for the year ended December 31, 1996. The $51.0 million increase in net cash provided by operating activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $67.2 million decrease in extraordinary items, a $9.4 million increase in income allocated to minority interests, a $11.7 million increase in depreciation and amortization, a $4.6 million increase in other liabilities, a $3.8 million increase in accrued real estate taxes, a $2.5 million increase in accrued interest payable, and a $0.3 million decrease in gain of sale of real estate, offset by a $18.2 million decrease in net income, a $11.7 million increase in other assets, a $9.8 million decrease in interest added to principal on mortgage note payable affiliate, a $3.1 million decrease in accounts payable and accrued expenses, a $2.5 million increase in tenant receivables, a $1.9 million decrease in deferred rent receivable, a $1.0 million increase in interest income and developer fees added to mortgage note receivable principal and a $0.5 million decrease in standby loan fee-affiliate added to principal on mortgage note payable affiliate. The $4.9 million increase in net cash provided by operating activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to a $68.9 million increase in net income, a $1.3 million decrease in deferred tenant receivables, a $0.6 million decrease in gain on sale of real estate, a $1.3 million increase in depreciation and amortization expense, a $0.9 million decrease in loss allocated to minority interest, a $7.7 million increase in accrued real estate taxes and a $9.3 million increase in accounts payable and accrued expenses, offset by a $0.2 million decrease in interest added to principal, a $3.1 million decrease in the write-off of deferred tenant costs, a $66.0 million increase in extraordinary gain, a $2.9 million increase in tenant receivables, a $10.1 million increase in other assets, a $1.6 million decrease in accrued interest and a $1.1 million decrease in other liabilities.

     We had consolidated net cash used in investing activities of $361.4 million for the year ended December 31, 1998. We and the Predecessor had consolidated and combined net cash used in investing activities of ($357.8 million) for the year ended December 31, 1997 and the Predecessor had combined net cash provided by investing activities of $0.4 million for the year ended December 31, 1996. The $3.6 million increase in net cash used in investing activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $46.2 million decrease in advances on mortgage note receivable, a $1.6 million decrease in expenditures for real estate and equipment, a $1.2 million decrease in due from affiliates and a $0.4 million decrease in cash contributed to the Services Company, offset by a $50.7 million increase in restricted cash escrows, a $1.3 million increase in deferred leasing costs, a $0.6 million increase in loans provided to the Service Company and a $0.3 million decrease in proceeds from sale of real estate. The $358.2 million increase in net cash used in investing activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to a $1.8 million decrease in proceeds from the sale of real estate, a $298.8 million increase in real estate expenditures, a $51.2 million purchase of a mortgage note receivable, a $0.8 million increase in deferred costs, a $5.2 million increase in amounts due from affiliates and a $0.4 million cash contribution to the Services Company.

     We had consolidated net cash provided by financing activities of $342.4 million for the year ended December 31, 1998. We and the Predecessor had consolidated and combined net cash provided by financing activities of $361.7 million for the year ended December 31,1997 and the Predecessor had combined net cash provided by financing activities of $5.7 million for the year ended December 31, 1996. The $19.3 million decrease in net cash provided by financing activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $215.7 million net decrease in the net proceeds from the sale of our preferred and common shares and operating partnership units, a $7.3 million increase in cash used to repurchase our common shares, a $43.3 million increase in the repayment of mortgage notes payable and net repayment of credit facilities, a $35.2 million increase in distributions to our preferred and common shareholders and the operating partnership's minority interest unit holders, a $19.1 million increase in financings costs, a $5.6 million decrease in proceeds from mortgage note payable affiliates, and a $44.3 million decrease in contributions from predecessor partners offset by a $305.4 million increase in proceeds from mortgage notes payable and net proceeds from credit facilities, a $42.3 million decrease in the repayment of mortgage notes payable from affiliates, a $0.7 million decrease in due from affiliates, a $1.0 million contribution from minority interest - other and a $1.7 million decrease in debt termination fees. The $356.0 million increase in net cash provided by financing activities for the year ended December 31, 1997 from the year ended December 31, 1996 was primarily due to $272.0 million in net proceeds from our initial public offering, private placement, $85.0 million from the sale of operating partnership units, a $242.4 million increase in proceeds from mortgage notes payable, and a $44.3 million increase in contributions from Predecessor partners, offset by a $236.6 million increase in the repayment of mortgage notes payable, a $45.1 million increase in the repayment of mortgage notes payable affiliates, the payment of $5.0 million of deferred financing costs and debt termination fees and a $0.5 million decrease in due to affiliates.

FUNDS FROM OPERATIONS

     Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. We believe that in order to facilitate a clear understanding of our consolidated historical operating results and the Predecessor's combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in audited combined financial statements and selected financial data included elsewhere in this Form 10-K. We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its

March 1995 White Paper (with the exception that we report rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which we believe results in a more accurate presentation of our actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other REITs and, accordingly, may not be comparable to such other REITs. As a result of our reporting rental revenues on a cash basis for Funds from Operations, contractual rent increases will cause reported Funds from Operations to increase. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

     The  following  is  our  consolidated   quarterly  summary  of  Funds  From
Operations.

                                                                                                                        PERIOD FROM
                                                                                                                       NOVEMBER 17,
                                                                  YEAR ENDED DECEMBER 31, 1998                             1997
                                            -----------------------------------------------------------------------      THROUGH
                                                             FOURTH         THIRD          SECOND          FIRST       DECEMBER 31,
                                                TOTAL        QUARTER       QUARTER         QUARTER        QUARTER          1997
                                            ----------------------------------------------------------------------------------------
Net income allocated to common              $   12,274     $    2,716     $   4,035      $   2,997      $   2,526      $      447
  shareholders...........................

FFO adjustments:
  Real estate depreciation and
    amortization (1).....................       23,964          7,009         6,106          5,834          5,015           2,215
  Amortization of costs for leases
    assumed..............................        1,137            285           286            275            291             142
  Straight-line rental revenue
    adjustments..........................       (1,234)          (181)         (531)          (494)           (28)            180
  Minority interests.....................        9,368          2,347         2,704          2,352          1,965             635
  Extraordinary loss.....................        1,253            728            --            525             --              --
                                            ========================================================================================
  Funds from operations..................   $   46,762     $   12,904     $  12,600      $  11,489      $   9,769      $    3,619
                                            ========================================================================================
Other data:
  Net cash provided by (used in)
    operating activities.................   $   53,525     $     (133)    $  36,442      $   9,214      $   8,002      $    6,706
  Net cash used in investing activities..     (361,384)       (25,803)      (68,245)       (91,645)      (175,691)       (353,864)
  Net cash provided by financing
    activities...........................      342,390         64,298        26,774         86,011        165,307         355,390

--------------------

(1) Excludes the amortization of deferred financing costs and non- real estate related depreciation.

YEAR 2000

     The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. We have taken Y2K initiatives in the following three general areas:

     INFORMATION TECHNOLOGY

     We have focused our efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The principal risks relating to our information technology are failure to correctly bill tenants and pay invoices. Our assessment and testing of existing equipment revealed that our hardware, network operating systems, secondary information systems and desktop software applications are Y2K compliant. However, we currently have four accounting and property management systems that are not Y2K compliant. We initiated a comprehensive corporation wide plan in mid-1998 to completely replace our financial and operational systems by the fourth quarter of 1999 in order to facilitate our future growth and to improve operational controls. We anticipate the total cost of this effort will be $3.5 million to $4.0 million and will have the additional benefit of making our financial and operational systems Y2K compliant. Of the total project costs, we estimate approximately $3.2 million to $3.7 million is attributable to the purchase and implementation of new software and equipment which will be capitalized and the remainder related to the assessment, modifications to existing hardware and software, and training which will be expensed as incurred. We also believe that some of our telecommunication systems may not be Y2K compliant. We are currently assessing these systems and, where material, plan to replace, modify or upgrade these systems, as appropriate, by the end of the second quarter of 1999.

     NON-INFORMATION TECHNOLOGY

     Non-information technology consists mainly of facilities management systems such as telephone, utility, and security systems for the corporate office and owned properties. Based on our current efforts, the corporate office's non-information technology is expected to be Y2K compliant by mid-1999. We are in the process of identifying date sensitive systems and equipment at our properties. To date, we have not identified any critical non-compliant systems. Assessment and testing of non-information technology at our properties is expected to be competed by mid-1999.

     THIRD PARTIES

     We have third-party relationships with tenants, suppliers and contractors. Many of these third parties are publicly traded corporations and subject to disclosure requirements. We have begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding our readiness. The principal risks to us in our relationships with third parties are the failure of third-party systems used to conduct business such as (i) tenants being unable to efficiently conduct their business, (ii) banks being unable to process receipts and disbursements, (iii) vendors being unable to supply needed materials and services to the properties, and (iv) processing of outsourced payroll. Based on Y2K compliance work done to date, we have no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or cannot be replaced within an acceptable time frame. Additionally, we have obtained or are in the process of obtaining compliance certification from suppliers of key services.

     We do not believe that the impact of the Y2K problem will have a material adverse effect on our financial condition and results of operations. Such belief is based on our analysis of our risks related to both our own potential Y2K problems discussed above and our assessment of the Y2K problems of our vendors, suppliers and customers. However, the description of our Y2K compliance is based upon information obtained by management through evaluations of internal business systems from inquiries of key tenants and major vendors concerning their compliance efforts. If key tenants or major vendors with whom we do business fail to adequately address their Y2K issues, our financial position or results from operations could be materially adversely affected.

     We currently do not have a contingency plan in place. Once we have proceeded further in the completion of steps outlined above, contingency plans will be developed.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt the new Statement effective January 1, 2000. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

INFLATION

     Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

     As of December 31, 1998, approximately $310.6 million of our outstanding indebtedness (including our Credit Facilities) was subject to interest at floating rates and future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable and bonds payable (no amounts were drawn on our Credit Facilities at December 31,
1998), the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For treasury lock agreements, the table presents notional amounts to be entered into and the related weighted-average lock rate by the maturity dates.

                                                      INTEREST RATE SENSITIVITY
                                          PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                                                        AVERAGE INTEREST RATE
------------------------------------------------------------------------------------------------------------------------------------
                                                1999         2000          2001         2002        2003       Thereafter   Total
                                            ----------------------------------------------------------------------------------------
                                                        (Dollars in Millions)
ASSETS
Mortgage note receivable (1)                      --           --             --           --           --     $  63.3      $   63.3
Fixed interest rate                               --           --             --           --           --        9.64%

LIABILITIES
Mortgage notes payable (2):
  Fixed rate                                $    3.6     $    3.8       $    4.2     $    4.5     $    4.8     $ 261.7      $  282.6
  Average interest rate                         7.25%        7.25%          7.26%        7.26%        7.25%       7.29%

  Variable rate                             $  183.5     $   32.6       $   20.0           --           --          --      $  236.1
  Average interest rate (3)                     6.15%        6.66%          7.58%          --           --          --

Bonds payable (2):
  Variable rate                                   --           --             --     $   48.2           --     $  26.3      $   74.5
  Average interest rate (3)                       --           --             --         4.13%          --        3.55%

TREASURY LOCK AGREEMENTS RELATED
TO ANTICIPATED LONG-TERM DEBT ISSUANCE
Treasury Lock Agreements (2), (4):
  Pay fixed                                 $  330.0           --             --           --           --          --      $  330.0
  Average lock rate                             5.05%          --             --           --           --          --

--------------------

(1) See Note 2 to our consolidated financial statements for additional information.

(2) See Note 4 to our consolidated financial statements for additional information.

(3) Based upon the rates in effect at December 31, 1998. The weighted-average interest rate on our mortgage notes payable and bonds payable at December 31, 1998 were 6.62% and 3.92%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest expense would increase by $3.1 million.

(4) At December 31, 1998, we made deposits totaling $14.6 million related to treasury lock agreements of $170.0 million and $160.0 million, which were to expire in 1999. The average lock rate reflected is based upon the agreements in effect as of December 31, 1998 (5.364% for the $170.0 million agreement and 4.732% for the $160.0 million agreement). During the period from January 1, 1999 through March 25, 1999, we have received net cash settlements of approximately 9.2 million ($1.0 million related to the $170.0 million agreement, $8.2 million related to the $160.0 million agreement). On March 1, 1999, we terminated the $160.0 million treasury lock agreement due to the change in the terms and timing of the IBM Plaza purchase as a result of the amended purchase agreement (we had approximately $0.6 million on deposit related to this agreement that was forfeited the time of the termination).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 19, 1999 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    Prime Group Realty Trust and the Predecessor:
    Report of Independent Auditors........................................  F-2
    Consolidated Balance Sheets of Prime Group Realty
       Trust as of December 31, 1998 and 1997.............................  F-3
    Consolidated Statements of Operations of Prime Group Realty Trust
       for the year ended December 31, 1998 and for the period from
       November 17, 1997 through December 31, 1997 and Combined
       Statements of Operations of the Predecessor for the period from
       January 1, 1997 through November 16, 1997 and for the year ended
       December 31, 1996..................................................  F-4
    Consolidated Statements of Changes in Shareholders' Equity of Prime
       Group Realty  Trust for the year ended December 31, 1998 and for the period from November 17, 1997 to December 31, 1997.............  F-5

    Combined Statements of Changes in Predecessors' Deficit for the
       period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996...................................  F-6

    Consolidated  Statements of Cash Flows of Prime Group Realty Trust
       for the year ended  December  31,  1998 and for the period from  November  17, 1997 through  December 31, 1997 and the
       Combined  Statements of Cash Flows of the Predecessor for the
       period from January 1, 1997  through  November 16, 1997 and for the year ended December 31, 1996...................................  F-7

    Notes to Consolidated and Combined Financial Statements...............  F-10

    2. Financial Statement Schedule

       The following financial statement schedule is included in
       Item 14(d)

       Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23.1)

       Schedule III - Real Estate and Accumulated Depreciation of Prime
       Group Realty Trust as of December 31, 1998.........................  F-29

     All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3) Exhibits

EXHIBIT
  NO.                                 DESCRIPTION
-------   ----------------------------------------------------------------------

3.1 Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to Prime's 1997 Annual Report on Form 10-K and incorporated herein by reference

3.2 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to Prime's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

3.3 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust or Prime Group Realty Trust dated as of December 29, 1998

3.4 Amended and Restated Bylaws of Prime Group Realty Trust as filed as an exhibit to Prime's 1997 Annual Report on Form 10-K and incorporated herein by reference

3.5 Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership") as filed as an exhibit to Prime's 1997 Annual Report on Form 10-K and incorporated herein by reference

3.6 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.7 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.8 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.9 Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.10 Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.11 Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership dated as of March 25, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.12 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.13 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998 as filed as an exhibit to Amendment No. 2 to Prime's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

3.14 Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998 as filed as an exhibit to Prime's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

3.15 Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998 as filed as an exhibit to Prime's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

EXHIBIT
  NO.                                 DESCRIPTION
-------   ----------------------------------------------------------------------

3.16 Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

3.17 Amendment No. 12 to the Amended and Restated Agreement of Limited Partnership dated as of August 14, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51935) and ncorporated herein by reference

3.18 Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1998 as filed as an exhibit to Amendment No. 1 to Post-Effective Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

3.19 Amendment No. 14 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1998 as filed as an exhibit to Amendment No. 2 to Prime's Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference

3.20 Amendment No. 15 to the Amended and Restated Agreement of Limited Partnership dated as of November 16, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference

3.21 Amendment No. 16 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 3 to Prime's Registration Statement on Form S-3 (Registration No. 333-51935) and incorporated herein by reference

10.1 Amendment No. 2 to the Credit Facility dated as of March 16, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

10.2 Amendment No. 3 to the Credit Facility dated as of March 30, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

10.3 Purchase Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the purchasers thereto as filed as an exhibit to Amendment No.1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

10.4 Registration Rights Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the other parties thereto as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

10.5 Limited Liability Company Agreement of Prime/Beitler Development Company, L.L.C. dated as of March 30, 1998 between Penny Beitler L.L.C. and Prime Group Realty, L.P. as filed as an exhibit to Amendment No.1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

10.6 Amendment No. 4 to the Credit Facility dated as of April 24, 1998 as filed as an exhibit to Amendment No. 1 to Prime's Registration Statement on Form S-11 (No. 333-51599) as filed with the Commission on May 14, 1998 and incorporated herein by reference

10.7      Subordination  and  Intercreditor  Agreement  made as of May 14,  1998 among Connecticut General Life Insurance Company and Prime Group Realty, L.P. as filed as an exhibit to Prime's Quarterly Report for the quarter ended June 30, 1998 as filed with the Commission on August 14, 1998 and incorporated herein by reference

EXHIBIT
  NO.                                 DESCRIPTION
-------   ----------------------------------------------------------------------

10.8 Employment Agreement dated as of May 6, 1998 by and between Prime and Louis Conforti as filed as an exhibit to Prime's Quarterly Report for the quarter ended June 30, 1998 as filed with the Commission on August 14, 1998 and incorporated herein by reference

10.9 Promissory Note dated May 14, 1998 in the principal amount of $75,000,000.00 made by American National Bank and Trust Company of Chicago, a national banking association, not personally but solely as trustee under trust agreement dated July 26, 1977 and known as Trust No. 40935 and American National Bank and Trust Company of Chicago, a national banking association, as successor trustee to First Bank, N.A., as successor trustee to National Boulevard Bank of Chicago, not ersonally, but solely as trustee under trust agreement dated September 27, 1976 and known as Trust No. 5602, payable to the order of Connecticut General Life Insurance Company as filed as an exhibit to Prime's Quarterly Report for the quarter ended June 30, 1998 as filed with the Commission on August 14, 1998 and incorporated herein by reference

10.10 Loan Agreement, dated October 1, 1998, between 77 West Wacker Limited Partnership and Lehman Brothers Holdings, Inc., doing business as Lehman Capital, a division of Lehman Brothers Holdings, Inc.

10.11 Amended and Restated Loan Agreement, dated as of October 1, 1998, among Prime Group Realty, L.P., Prime Group Realty Trust and LaSalle National Bank

10.12 Fifth Amendment to Credit Agreement, dated as of October 1, 1998, among Prime Group Realty, L.P., Prime Group Realty Trust, BankBoston, N.A. and the other lenders party thereto

10.13 Loan Agreement, dated October 21, 1998, between 2000 York Road, L.L.C. and The Capital Company of America

10.14 Loan Agreement, dated October 21, 1998, between Two Century Centre, L.L.C. and The Capital Company of America

10.15 Loan Agreement, dated October 21, 1998, between 180 N. LaSalle, L.L.C. and The Capital Company of America

12.1 Computation of ratios of earning to combined fixed changes and preferred share distributions.

21.1      Subsidiaries of the Registrant

23.1      Consent of Independent Auditors

27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K or Form 8-KA during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March ____, 1999.

                                                  PRIME GROUP REALTY TRUST

Dated: March 31, 1999

                                                 /s/ Richard S. Curto
                                           -------------------------------------
                                                     Richard S. Curto
                                                    President and Chief
                                                     Executive Officer

Dated: March 31, 1999

                                                 /s/ William M. Karnes
                                           -------------------------------------
                                                     William M. Karnes
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                          Title                        Date
            ----                          -----                        ----

/s/ Michael W. Reschke
-----------------------------
    Michael W. Reschke            Chairman of the Board          March 31, 1999
                                    and Trustee

/s/ Richard S. Curto
-----------------------------
    Richard S. Curto              President, Chief Executive     March 31, 1999
                                    Officer and Trustee

/s/ William M. Karnes
-----------------------------
    William M. Karnes             Executive Vice President       March 31, 1999
                                    and Chief Financial
                                    Officer

/s/ Roy P. Rendino
-----------------------------
    Roy P. Rendino                Senior Vice President -        March 31, 1999
                                    Finance and Chief
                                    Accounting Officer

/s/ Stephen J. Nardi
-----------------------------
    Stephen J. Nardi              Trustee                        March 31, 1999

/s/ James R. Thompson
-----------------------------
    James R. Thompson             Trustee                        March 31, 1999

/s/ Jacque M. Ducharme
-----------------------------
    Jacque M. Ducharme            Trustee                        March 31, 1999

/s/ Christopher J. Nassetta
-----------------------------
    Christopher J. Nassetta       Trustee                        March 31, 1999

/s/ Thomas J. Saylak
-----------------------------
    Thomas J. Saylak              Trustee                        March 31, 1999

             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial Statements

Prime Group Realty Trust and the Predecessor:

Report of Independent Auditors............................................  F-2

Consolidated Balance Sheets of Prime Group Realty Trust as of December
  31, 1998 and 1997.......................................................  F-3

Consolidated  Statements of Operations of Prime Group Realty Trust for
  the year ended  December 31, 1998 and for the period from November 17,
  1997 through December 31, 1997 and Combined Statements of Operations
  of the Predecessor for the period from January 1, 1997 through
  November 16, 1997 and for the year ended December 31, 1996..............  F-4

Consolidated Statements of Changes in Shareholders' Equity of Prime
  Group Realty Trust for the year ended December 31, 1998 and for the period from November 17, 1997 to December 31, 1997......................  F-5

Combined Statements of Changes in Predecessors' Deficit for the period from January 1, 1997 through November 16, 1997 and for the year ended
  December 31, 1996.......................................................  F-6

Consolidated  Statements of Cash Flows of Prime Group Realty Trust for
  the year ended December 31, 1998 and for the period from November 17,
  1997 through December 31, 1997 and the Combined Statements of Cash
  Flows of the Predecessor for the period from January 1, 1997 through
  November 16, 1997 and for the year ended December 31, 1996..............  F-7

Notes to Consolidated and Combined Financial Statements...................  F-10

Financial Statement Schedule

  Schedule III - Real Estate and Accumulated Depreciation of Prime
  Group Realty Trust as of December 31, 1998..............................  F-29

                         Report of Independent Auditors

Board of Trustees
Prime Group Realty Trust

     We have audited the accompanying consolidated balance sheets of Prime Group Realty Trust as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from November 17, 1997 (date of formation) through December 31, 1997. We have also audited the accompanying combined statements of operations, changes in predecessors' deficit, and cash flows of the Predecessor for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996. These financial statements are the responsibility of Prime Group Realty Trust's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997, and the Predecessor's combined results of operations and its cash flows for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 24, 1999

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except for per share amounts)
                                                     PRIME GROUP REALTY TRUST
                                                            DECEMBER 31,
                                                       1998            1997
                                                 ------------------------------
ASSETS
Real estate at cost:
  Land......................................     $   139,505        $    92,330
  Building and improvements.................         630,518            432,693
  Tenant improvements  .....................          73,008             64,256
                                                 ------------------------------
                                                     843,031            589,279
Accumulated depreciation....................         (24,756)            (2,338)
                                                 ------------------------------
                                                     818,275            586,941
Property under development..................          51,376                 --
                                                 ------------------------------
                                                     869,651            586,941
Mortgage note receivable....................          63,270             56,511
Cash and cash equivalents...................          46,500             11,969
Tenant receivables..........................           7,288              3,820
Restricted cash escrows......................         53,820              3,175
Deferred rent receivable.....................         39,062             37,828
Deferred costs - net.........................         32,891             28,472
Loans receivable from services company.......          7,055              5,258
Other........................................         44,977              7,494
                                                 ------------------------------
Total assets.................................    $ 1,164,514        $   741,468
                                                 ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable......................     $   518,718        $    90,610
Credit facilities...........................              -             159,000
Mortgage note payable - affiliate...........              -               3,984
Bonds payable...............................          74,450             74,450
Accrued interest payable....................           2,440              1,245
Accrued real estate taxes...................          29,657             17,915
Accounts payable and accrued expenses.......          26,068             13,903
Liabilities for leases assumed..............           4,792              5,758
Dividends payable...........................           8,080              2,505
Other.......................................           4,523                822
                                                 ------------------------------
Total liabilities...........................         668,728            370,192
Commitments and contingencies                             --                 --
Minority interests:
  Operating partnership.....................         144,781            147,207
  Other.....................................           1,000                 --
Shareholders' equity:
  Preferred Shares, $0.01 par value;
  30,000,000 shares authorized:
    Series B - Cumulative Redeemable
      Preferred Shares, 4,000,000 shares
      designated, issued and outstanding
      at December 31, 1998..................              40                 --
    Series A - Cumulative Convertible
      Preferred Shares, 2,000,000 shares
      designated, issued and outstanding
      at December 31, 1998 and 1997.........              20                 20
  Common Shares: $0.01 par value;
    100,000,000 shares authorized;
    15,110,794 and 12,980,000 shares
    issued and outstanding at December 31,
    1998 and 1997, respectively.............             151                130
  Additional paid-in capital................         360,017            225,632
  Distributions in excess of earnings.......         (10,223)            (1,713)
                                                 ------------------------------
Total shareholders' equity..................         350,005            224,069
                                                 ==============================
Total liabilities and shareholders' equity..     $ 1,164,514        $   741,468
                                                 ==============================

                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

         CONSOLIDATED STATEMENTS OF OPERATIONS OF THE PRIME GROUP REALTY
         TRUST AND COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSOR

              (Dollars in thousands, except for per share amounts)

                                                   PRIME GROUP REALTY TRUST                  PREDECESSOR
                                                -------------------------------     ---------------------------------
                                                                  PERIOD FROM       PERIOD FROM
                                                                  NOVEMBER 17,      JANUARY 1,
                                                  YEAR ENDED      1997 THROUGH      1997 THROUGH     YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,      NOVEMBER 16,     DECEMBER 31,
                                                     1998             1997              1997             1996
                                                 ------------------------------     --------------------------------
Revenue
  Rental....................................     $    97,212      $     7,293       $    27,947      $     30,538
  Tenant reimbursements.....................          37,545            2,041            12,490            14,225
  Mortgage note interest....................           5,866              248                --                --
  Gain on sale of assets....................              --               --               286               846
  Other.....................................           6,978              248             1,229             2,551
                                                 ------------------------------     --------------------------------
  Total revenue.............................         147,601            9,830            41,952            48,160

Expenses
  Property operations.......................          29,598            2,213             8,622             9,767
  Real estate taxes.........................          25,077            1,765             8,575             9,383
  Depreciation and amortization.............          25,447            2,478            11,241            12,409
  Interest..................................          30,901            1,680            24,613            26,422
  Interest - affiliates.....................              --               --             9,804            10,795
  General and administrative................           5,712              267             2,414             4,927
  Financing fees............................              --               --             1,180             1,232
  Property and asset management fees -
    Affiliates..............................              --               --             1,348             1,561
  Provision for environmental remediation
    costs...................................              --               --             3,205                --
  Write-off deferred tenant costs...........              --               --                --             3,081
                                                 ------------------------------     --------------------------------
  Total expenses............................         116,735            8,403            71,002            79,577
                                                 ------------------------------     --------------------------------
Income (loss) before minority interests
  and extraordinary items...................          30,866            1,427           (29,050)          (31,417)
Minority interests..........................          (9,368)            (635)              666               894
                                                 ------------------------------     --------------------------------
Income (loss) before extraordinary items....          21,498              792           (28,384)          (30,523)
Extraordinary items; (loss) gain on
  extinguishment of debt, net of minority
  interests in the amount of $878 for the
  year ended December 31, 1998 and $1,127
  for the period from January 1, 1997
  through November 16, 1997.................          (1,253)              --            65,990                --
                                                 ------------------------------     --------------------------------
Net income (loss)...........................          20,245              792       $    37,606      $    (30,523)
                                                                                    ================================
Net income allocated to preferred
  shareholders..............................          (7,971)            (345)
                                                 ==============================
Net income available to common
  shareholders..............................     $    12,274      $       447
                                                 ==============================

Earnings per weighted-average common
  share - basic and diluted:
    Income before extraordinary items.......     $      0.91      $      0.04
    Extraordinary items.....................           (0.08)              --
                                                 ==============================
Net income..................................     $      0.83      $      0.04
                                                 ==============================

                            See accompanying notes.

                            PRIME GROUP REALTY TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        OF PRIME GROUP REALTY TRUST FOR THE YEAR ENDED DECEMBER 31, 1998
       AND FOR THE PERIOD FROM NOVEMBER 17, 1997 THROUGH DECEMBER 31, 1997

              (Dollars in thousands, except for per share amounts)


                                                       Preferred Shares                    Additional    Distributions
                                                 ------------------------      Common        Paid-In     in Excess of
                                                  Series B      Series A       Shares        Capital        Earnings        Total
                                                 -----------------------------------------------------------------------------------
Issuance of 2,000,000 Series A -
   preferred shares.........................     $       --    $       20    $       --    $   39,580     $         --    $  39,600
Issuance of 12,980,000 common shares........             --            --           130       232,222               --      232,352
Step-up in basis from the purchase of
  third-party owner's interest in
  predecessor...............................             --            --            --         1,430               --        1,430
Reclassification of predecessor's minority
  interest..................................             --            --            --        (6,564)              --       (6,564)
Reclassification of net deficit of
  predecessor...............................             --            --            --       (33,976)              --      (33,976)
Additional contribution by predecessor......             --            --            --        11,873               --       11,873
Contribution of net liabilities to service
  company...................................             --            --            --           380               --          380
Additional paid-in capital allocated to
  minority interest.........................             --            --            --       (19,313)              --      (19,313)
Net income..................................             --            --            --            --              792          792
Series A-preferred share dividends
  declared ($0.173 per share)...............             --            --            --            --             (345)        (345)
Common share dividends declared
  ($0.166 per share)........................             --            --            --            --           (2,160)      (2,160)
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1997................             --            20           130       225,632           (1,713)     224,069
Issuance of 2,579,994 common shares.........             --            --            26        45,904               --       45,930
Issuance of 4,000,000 Series B - preferred
  shares....................................             40                                    95,285               --       95,325
Issuance of 25,000 common shares
  granted during the year...................             --            --            --           458               --          458
Repurchase of 474,200 common shares.........             --            --            (5)       (7,262)              --       (7,267)
Net income..................................             --            --            --            --           20,245       20,245
Series B-preferred share dividends
  declared ($1.29 per share)................             --            --            --            --           (5,141)      (5,141)
Series A-preferred share dividends
  declared ($1.42 per share)................             --            --            --            --           (2,830)      (2,830)
Common share dividends declared
  ($1.35 per share).........................             --            --            --            --          (20,784)     (20,784)
                                                 ===================================================================================
Balance at December 31, 1998................        $    40    $       20    $      151    $  360,017     $    (10,223)   $ 350,005
                                                 ===================================================================================


                             See accompanying notes.


                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

             COMBINED STATEMENTS OF CHANGES IN PREDECESSORS' DEFICIT
              PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 16, 1997
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996

                             (Dollars in thousands)

Balance at January 1, 1996......................................     $  (85,305)
Contributions...................................................             40
Distributions...................................................             (4)
Net loss........................................................        (30,523)
                                                                     ----------
Balance at December 31, 1996....................................       (115,792)
Contributions...................................................         44,330
Distributions...................................................           (120)
Net income......................................................         37,606
                                                                     ==========
Balance at November 16, 1997....................................     $  (33,976)
                                                                     ==========

                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST
            AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR

                             (Dollars in thousands)

                                                   PRIME GROUP REALTY TRUST                  PREDECESSOR
                                                -------------------------------     ---------------------------------
                                                                  PERIOD FROM       PERIOD FROM
                                                                  NOVEMBER 17,      JANUARY 1,
                                                  YEAR ENDED      1997 THROUGH      1997 THROUGH     YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,      NOVEMBER 16,     DECEMBER 31,
                                                     1998             1997              1997             1996
                                                 ------------------------------     --------------------------------
OPERATING ACTIVITIES
Net income (loss)...........................     $    20,245       $       792      $    37,606      $   (30,523)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Amortization of costs for leases assumed
    (included in rental revenue)............           1,137               142            1,022            1,244
  Interest income and developer fees
    added to mortgage note receivable
    principal...............................          (1,010)               --               --               --
  Gain on sale of real estate...............              --                --             (286)            (846)
  Depreciation and amortization.............          25,447             2,478           11,241           12,409
  Interest added to principal on mortgage
    note payable affiliate..................              --                --            9,772           10,002
  Standby loan fee-affiliate added to
    principal on mortgage note payable
    affiliate...............................              --                --              460              522
  Write-off of deferred tenant costs........              --                --               --            3,081
  Minority interests........................           9,368               635             (666)            (894)
  Extraordinary items, net of minority
    interest................................           1,253                --          (65,990)              --
  Changes in operating assets and
   liabilities:
    (Increase) decrease in tenant
       receivables..........................          (3,468)              (15)            (916)           1,990
    (Increase) decrease in deferred rent
       receivable...........................          (1,234)              180              487             (645)
    (Increase) decrease in other assets.....         (21,184)          (10,032)             506              566
    Increase (decrease) in accrued interest
       payable..............................           1,195              (175)          (1,118)             316
    Increase in accrued real estate taxes...          11,742             7,556              415              251
    Increase in accounts payable and
       accrued expenses.....................           7,299             7,202            3,498            1,380
    Decrease in liabilities for leases
       assumed..............................            (966)             (350)          (1,049)          (1,532)
    Increase (decrease) in other
       liabilities..........................           3,701            (1,707)             777              217
                                                 -------------------------------------------------------------------
Net cash provided by (used in) operating
    activities..............................          53,525             6,706           (4,241)          (2,462)

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                             (Dollars in thousands)

                                                   PRIME GROUP REALTY TRUST                  PREDECESSOR
                                                -------------------------------     ---------------------------------
                                                                  PERIOD FROM       PERIOD FROM
                                                                  NOVEMBER 17,      JANUARY 1,
                                                  YEAR ENDED      1997 THROUGH      1997 THROUGH     YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,      NOVEMBER 16,     DECEMBER 31,
                                                     1998             1997              1997             1996
                                                 ------------------------------     --------------------------------
INVESTING ACTIVITIES
Expenditures for real estate and equipment..     $  (301,068)     $  (297,019)      $    (5,659)     $    (3,842)
Proceeds from sale of real estate...........              --               --               298            2,110
Purchase of and additional advances on
  mortgage note receivable..................          (4,943)         (51,163)               --               --
Increase in restricted cash escrows.........         (50,736)              --                --               --
Leasing costs...............................          (2,840)             (48)           (1,459)            (703)
Loans provided to services company..........          (1,797)          (5,258)               --               --
Cash contributed to services company........              --             (376)               --               --
Decrease in due from affiliates.............              --               --             2,894           2,858
                                                 ------------------------------     -------------------------------
Net cash (used in) provided by investing
  activities................................        (361,384)        (353,864)           (3,926)             423

FINANCING ACTIVITIES
Net proceeds from the sale of preferred
  shares....................................          95,325           39,600                --               --
Net proceeds from the sale of common shares.          45,930          232,352                --               --
Common share repurchases....................          (7,267)              --                --               --
Proceeds from sale of operating partnership
  units.....................................              --           85,000                --               --
Financing costs.............................          (7,785)          (3,328)               --              (10)
Deposits under treasury lock agreements.....         (14,641)              --                --               --
Proceeds from mortgage notes payable........         514,065           84,198               480            1,239
Proceeds from mortgage notes payable -
  affiliates................................              --               --             5,647            5,891
Net (repayment of) proceeds from credit
  facilities................................        (159,000)         159,000                --               --
Repayment of mortgage notes payable.........         (85,957)        (236,537)             (119)             (83)
Repayment of mortgage notes payable
  - affiliates..............................          (3,984)          (4,895)          (41,367)          (1,150)
Decrease in due to affiliates...............              --               --              (708)            (226)
Contribution from minority interests
  - other...................................           1,000               --                --               --
Distributions to minority interest
  - operating partnership...................         (12,116)              --              (120)              --
Dividends paid to Series B - preferred
  shareholders..............................          (2,891)              --                --               --
Dividends paid to Series A - preferred
  shareholders..............................          (2,445)              --                --               --
Dividends paid to common shareholders.......         (17,844)              --                --               --
Contributions from partners.................              --               --            44,330               80
Distributions to partners...................              --               --              (120)              (8)
Debt termination fees.......................              --               --            (1,692)              --
                                                 ------------------------------     -------------------------------
Net cash provided by financing activities...         342,390          355,390             6,331            5,733
                                                 ------------------------------     -------------------------------
Net increase (decrease) in cash and cash
  equivalents...............................          34,531            8,232            (1,836)           3,694
Cash and cash equivalents at beginning of
  period....................................          11,969            3,737             5,573            1,879
                                                 ==============================     ===============================
Cash and cash equivalents at end of period..     $    46,500      $    11,969       $     3,737      $     5,573
                                                 ==============================     ===============================

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST
      AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                             (Dollars in thousands)

Supplemental disclosure of non-cash investing and financing
activities:
The following represents noncash activity for the year
ended December 31, 1998:
  Accounts payable and accrued expenses for property under
    development.................................................     $    4,060
  Accounts payable and accrued expenses for mortgage note
    receivable advances...................................                  806
  Issuance of partnership units and common share grants.........          1,658
                                                                     ==========
                                                                     $    6,524
                                                                     ==========

  Accounts payable and accrued expenses.........................     $    4,866
  Partnership units issued to minority interest - operating
    partnership.................................................          1,200
  Issuance of common share grants (additional paid-in capital)..            458
                                                                     ==========
                                                                     $    6,524
                                                                     ==========

     The following assets and liabilities (Includes $12,000 of bonds receivable which have been netted against the corresponding bonds payable contributed by the Predecessor. Also includes cash of $376, net equipment of $83 and accounts payable of $839 which the Company immediately contributed to the Services
Company.) were contributed by certain minority interest partners to the Company on November 17, 1997:

Real estate, net................................................     $  243,637
Cash and cash equivalents.......................................          3,737
Tenant receivable...............................................         41,813
Deferred costs, net.............................................         25,270
Other assets....................................................            885
                                                                     ----------
Total assets....................................................        315,342

Mortgage notes payable..........................................        241,432
Bonds payable...................................................         74,450
Accrued interest payable........................................          1,420
Accrued real estate taxes.......................................         10,359
Accounts payable and accrued expenses...........................          7,711
Liabilities for leases assumed..................................          6,108
Other liabilities...............................................          2,529
Minority interests..............................................         (6,564)
                                                                     ----------
Total liabilities and minority interests........................        337,445
                                                                     ==========
Predecessor's net contribution..................................     $  (22,103)
                                                                     ==========

     The following represents our noncash activity during the period from November 17, 1997 through December 31, 1997:

Mortgage note receivable........................................     $    5,100
Real estate.....................................................         48,814
                                                                     ==========
                                                                     $   53,914
                                                                     ==========

Debt assumed....................................................     $   10,396
Partnership units issued to minority interest...................         42,088
Step-up in basis from purchase of third-party owner's interest
   in the Predecessor...........................................          1,430
                                                                     ==========
                                                                     $   53,914
                                                                     ==========

                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

        (Dollars in thousands, except for per share and per unit amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION AND ORGANIZATION OF THE COMPANY

     Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 to continue the business of The Prime Group, Inc. and certain of its affiliates (collectively "PGI"). The Company qualified as a real estate investment trust ("REIT") beginning with the period ended December 31, 1997, under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed its initial public offering with the sale of 12,380,000 of its common shares of beneficial interest at $20.00 per share and the private placement of 2,000,000 of the Company's Series A-cumulative convertible preferred shares of beneficial interest at $20.00 per share. The Company contributed the initial net proceeds from the offering and private placement in exchange for 12,380,000 common units of partnership interest and 2,000,000 preferred units of partnership interest in Prime Group Realty, L.P. (the "Operating Partnership"). Subsequent to the initial public offering, the Company issued an additional 3,204,994 of its common shares (sold 600,000 common shares in 1997, sold 2,579,994 common shares in 1998 and granted 25,000 shares in 1998) and 4,000,000 of its Series B-cumulative redeemable preferred shares and contributed the net proceeds to the Operating Partnership in exchange for the same number of common units and preferred units of partnership interest. In addition, during 1998, the Company repurchased 474,200 of its common shares for an aggregate purchase price of $7,267, pursuant to a common share repurchase program the Company established in September 1998. (Repurchase the lesser of 1,550,000 common shares or spend $7,500 with share prices not to exceed $20.00 per common share.)

     The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.4% and 55.9% of the common units issued at December 31, 1998 and 1997, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

     In conjunction with the Company's initial contribution to the Operating Partnership, PGI contributed its interest in 23 partnerships that owned various office and industrial properties (represents the Predecessor's operations) to the Operating Partnership in exchange for 3,465,000 common units (PGI contributed 3,375,000 of these common units to Primestone Investment Partners L.P. described below) and received approximately $6,487 for the reimbursement of the Company's formation costs advanced by PGI. The Operating Partnership was required to acquire a third-party ownership interest in certain of the Predecessor's properties for $1,797, resulting in a step-up in the basis of real estate of $3,227. Certain other individuals contributed their ownership interests in various properties, including the related debt, to the Operating Partnership in exchange for cash of approximately $15,761 and 1,849,417 common units valued at $20.00 per unit (total value of $36,988). In addition, Primestone Investment Partners L.P., an entity in which PGI has a 60% ownership interest, acquired 4,569,893 common units from the Operating Partnership for $85,000 (PGI directly or indirectly owns 31.6% and 34.7% of the Operating Partnership at December 31, 1998 and 1997, respectively.) These properties (including the Predecessor's properties), along with other acquired properties, are controlled by the Operating Partnership. PGI, the other contributors and Primestone Investment Partners L.P. have been reflected as minority interest - Operating Partnership in the consolidated financial statements.

BASIS OF PRESENTATION

     The Company's consolidated financial statements include all of its accounts, including, the Operating Partnership and the other entities in which the Company has control. The combined financial statements of the Predecessor include the accounts of the partnerships in which the Predecessor had majority interest, control or managed. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments in corporations and partnerships in which the Company does not have operational control or a majority interest are accounted for on the equity method of accounting.

     Significant intercompany accounts and transactions have been eliminated in consolidation and combination.

     Certain amounts in the prior period consolidated and combined financial statements have been reclassified to conform to the current period presentation, with no effect on the Company's consolidated or the Predecessor's combined financial position or results of operations.

     On December 15, 1997, the Company acquired the first mortgage note encumbering an office property known as Continental Towers for $108,870, with a face value of $157,161. On May 15, 1998, the Company sold $75,000 of the note to a third-party bank and the note became subordinate to the third-party note. The note has a base interest rate of 6.5% per annum payable monthly, and a contingent interest rate of 6.5% per annum, payable from available cash flow as defined. All unpaid interest is added to principal. The note matures January 2013. The Company will receive all of the economic benefits from its interest in the property and therefore, has consolidated the operations of the property from the acquisition date.

     On November 17, 1997, the Operating Partnership acquired the assets and business of two property management and realty services companies from a third party and contributed these entities and certain other assets to a newly formed corporation, Prime Group Realty Services, Inc. (the "Services Company"). In exchange for its contribution, the Operating Partnership received 100% of the non-voting preferred stock of the Services Company and a note receivable in the amount of $4,800 (See Note 10). Certain members of the Company's management own 100% of the voting common stock. The Services Company was formed primarily to operate our business lines that are not directly associated with the collection of rents. The Services Company is subject to federal, state and local taxes. The Company records its ownership in the Services Company using the equity method of accounting.

REAL ESTATE

     Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

     Building and improvements                        40 years
     Tenant improvements                              Term of related leases
     Furniture and equipment                          3-7 years

     Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are included in buildings and improvements and are depreciated over the useful lives of the respective properties on a straight-line basis. Interest, financing costs and other direct costs incurred during development periods are capitalized as a component of the building costs.

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

DEFERRED COSTS

     Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method over the lives of the related loans. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.

LEASES ASSUMED

     In connection with certain tenant leases, the Company has assumed the liability for the remaining terms of the tenants' existing leases in their previous location. The Company has recorded a liability for the difference between total remaining costs for leases assumed and the expected benefits from subleases of the assumed lease properties. The related incentive to lessee has been capitalized as a deferred charge and is being amortized to rental revenue over the life of the respective lease. The deferred charge and related liability are adjusted for changes in the expected benefits from subleases. During the year ended December 31, 1998, the Company assumed additional liability of $1,357. During the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, the Predecessor wrote off $1,049 and $3,893, respectively, of deferred charges and reduced the related liability due to changes in the estimated benefits from subleases. No amounts were written off during the year ended December 31, 1998 or during the period from November 17, 1997 through December 31, 1997.

RENTAL REVENUE

     Rental revenue is recorded on the straight-line method over the terms of the related lease agreements. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance.

TREASURY LOCK AGREEMENTS

     The Company uses treasury lock agreements to synthetically manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates. Interest rate differentials to be paid or received as a result of treasury lock agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair values of treasury lock agreements are not recognized in the financial statements.

     Amounts related to treasury lock agreement deposits (See Note 4) are deferred and amortized as an adjustment to interest expense over the period of interest exposure, provided the related designated long-term borrowings liability continues to exist or is probable of occurring. Realized and unrealized changes in fair value of treasury lock agreements designated with long-term borrowings that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated long-term borrowings.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) common stock options were exercised, (ii) common units were converted into shares of common share, (iii) share grants were fully-vested, and (iv) convertible preferred shares were converted into common shares.

STOCK BASED COMPENSATION

     The Company accounts for share option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the share option grants because the exercise price of the options equals the market price of the underlying share at the date of grant.

INCOME TAXES

     Commencing with the period ended December 31, 1997, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

     As of December 31, 1998, for income tax purposes, the Company's real estate had a gross and net basis of $751,142 and $735,283 respectively, mortgage notes receivable had a basis of $172,149, deferred costs had a gross and net basis of $37,920 and $33,614 respectively, and deferred rent receivable had no tax basis.

     The  Predecessor  paid no  income  taxes,  and the  income or loss from its
partnerships   is  included  on  the  respective   income  tax  returns  of  the
Predecessor's partners.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

2.   MORTGAGE NOTE RECEIVABLE

     On December 16, 1997, the Company acquired for approximately $51,163 in cash and $5,100 in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street, which is a 39-story office building, located in Chicago, Illinois, (containing 728,860 square feet of rentable space and is approximately 73.7% leased at December 31, 1998). During 1998, the Company made additional advances of $4,943, which were used to fund improvements to the building and pay various operating expenses. The Company anticipates providing additional advances of $11,600 to complete the building improvements. The note requires principal payments due at maturity on January 15, 2004. The note has a face value of $69,277 and $62,518 at December 31, 1998 and 1997, respectively.

     The note provides for interest at an accrual rate of 9.64% per annum, and a minimum pay rate at the lower of 8.25% per annum, or $2,400 annually, as defined, payable monthly. During 1998, the Company received interest income payments of $5,373. No payments were received during the period from November 17, 1997 through December 31, 1997. During the year ended December 31, 1998 and the period from November 17, 1997 through December 31, 1997, $258 and $248, respectively, of interest income was added to the principal balance.

     Included in the purchase was a non-refundable option, exercisable until July 30, 2000, to acquire the existing $85,000 second mortgage on the property for $4,400 in common units (annually $1,200) of the Operating Partnership (amount included in minority interest-operating partnership), valued at the lower of $20.00 per unit or the Company's common share price at the date issued (5,000 common units if the Company's common share market value is equal to or greater than $20.00 per share or $100 in common units per month if the Company's common share market value is below $20.00 per share; 67,018 common units were issued during the year ended December 31, 1998), subject to certain adjustments, as defined. At December 31, 1998, $1,300 is included in other assets related to the options. In addition, the Company has an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000.

     During 1998, the Company provided construction management services of $752 to the property, which have been added to the principal balance. The Services Company provides property management and leasing services for the property pursuant to a 10-year management and leasing contract.

3.   DEFERRED COSTS

     Deferred costs consist of the following:

                                                            DECEMBER 31,
                                                       1998             1997
                                                 ------------------------------
Financing costs.............................     $    10,964        $     5,572
Leasing costs...............................          26,022             23,182
                                                 ------------------------------
                                                      36,986             28,754
 Less: Accumulated amortization.............          (4,095)              (282)
                                                 ------------------------------
                                                 $    32,891        $    28,472
                                                 ==============================

4.   MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE

     Mortgage notes payable, credit facilities and bonds payable consisted of the following:

                                                            DECEMBER 31,
                                                       1998             1997
                                                 ------------------------------
MORTGAGE NOTES PAYABLE (A), (B):
Mortgage notes payable to various financial
  institutions, collateralized by various
  properties, interest at fixed rates
  ranging from 6.85% to 7.785 (weighted
  average rate at December 31, 1998 - 7.29%)
  per annum, with principal and interest
  payable through dates ranging from 2008
  through 2013..............................     $   282,618        $    89,912
Mortgage notes payable to various financial
  institutions, collateralized by various
  properties, interest at variable rates
  ranging from LIBOR (5.08% at December 31,
  1998) plus 100 basis points to LIBOR plus
  250 basis points (weighted average rate
  at December 31, 1998 - 6.34%) per annum
  with principal and interest payable
  monthly through dates ranging from 1999
  through 2001..............................         236,100                698
                                                 ==============================
Total mortgage notes payable................     $   518,718        $    90,610
                                                 ==============================

CREDIT FACILITIES (A), (B):
Line-of-credit with various financial
  institutions, collateralized by various
  properties with a maximum draw of $80,000,
  interest at rates ranging from the higher
  of prime or federal funds rate plus 50
  basis points to LIBOR plus 225 basis
  points, per annum, as defined, with
  interest payable monthly and principal
  due November 2000 (D).....................     $        --        $   159,000

Line-of-credit with a financial institution,
  collateralized by an industrial property
  with a maximum draw of $15,000, interest
  at LIBOR plus 195 basis points, per
  annum as defined, with interest payable
  monthly and principal due January 2000,
  with an option to extend the line for
  one year..................................              --                 --
                                                 ==============================
 Total credit facilities....................     $        --        $   159,000
                                                 ==============================

BONDS PAYABLE:
Variable rate taxable and tax-exempt bonds
  issued by various state and local
  government authorities (B), (C), (D)......     $    74,450        $    74,450
                                                 ==============================


(A) The above mortgage notes payable and credit facilities are subject to various operating and financial covenants, which the Company is in compliance with at December 31, 1998.

(B) The majority of the Company's real estate assets and its mortgage note receivable have been pledged as collateral for its mortgage notes payable, credit facilities and bonds payable. In addition, the Company had a $12,000 cash collateral account (amount included in restricted cash at December 31,
     1998) on deposit with a financial institution related to the $80,000 line-of-credit. Subsequent to December 31, 1998, the Company provided replacement collateral in the form of mortgages on two office buildings and the cash collateral account was released.

(C) Permanent financing for the development of certain industrial properties has been provided by $48,150 of tax exempt industrial development revenue bonds that mature on June 1, 2022. On December 13, 1995, and on May 20, 1996, the bonds were acquired by independent third party financial institutions from an affiliate of PGI.

     Under the terms of the bond loan agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 2.97% to 4.50% during 1998, 3.35% to 4.75% during 1997 and 2.85% to 4.40% during 1996. The rate at December 31, 1998 was 4.13%.

     The maximum annual interest rate on the bonds is 13%. Under certain conditions, the interest rate on the bonds may be converted to a fixed rate at the Company's request.

     Beginning February 1998, the bonds were collateralized by letters of credit totaling $48,800 from a financial institution which expire February 2002 (the bonds become due on this date unless replacement collateral is obtained.) The letters of credit are collateralized by mortgages on the related industrial facilities and a $5,000 cash collateral account and have an annual fee of 1.4% of the letters of credit face amounts. From November 17, 1997 through February 1998, the bonds were collateralized by letters of credit totaling $48,000 from our $80,000 line-of-credit. From May 1996 to November 16, 1997, the bonds were collateralized by letters of credit that required the Predecessor to pay financing fees of 1.75% per annum of the face amount, payable quarterly in advance.

     The bondholders may tender bonds on any business day during the variable interest rate period discussed above and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket any bonds, the Company is obligated to purchase those bonds. The remarketing agent receives a fee of 0.11% per annum of the outstanding bonds balance, payable quarterly in advance.

(D) Permanent financing for the development of certain office properties has been provided by $26,300 of tax-exempt industrial revenue bonds. The bonds mature on December 1, 2014. Under the terms of the bond agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 3.40% to 4.00% during 1998, 3.35% to 3.85% during 1997, and 3.40% to
     4.05% during 1996. The rate at December 31, 1998 was 3.55%.

     Under certain conditions, the interest rates on the bonds may be converted to a fixed rate at the Company's request.

     The bonds are collateralized by letters of credit totaling $26,930 from our $80,000 line-of-credit, which are subject to an annual fee of 2.25% of the amount outstanding.

     Under the terms of the bond agreements, the bondholders have the option to require the Company to purchase any of their bonds on the 15th day of any month while the bonds are outstanding. Upon the exercise of the bondholders' option to purchase the bonds, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket the bonds, the Company is obligated to purchase those bonds. The remarketing agent receives a fee of 0.10% per annum of the outstanding bonds balance, payable quarterly in advance.

     During the year ended December 31, 1998, the Company wrote-off net deferred financing costs of $900, net of accumulated amortization of $32, related to mortgage notes and bonds payable that were repaid or refinanced during the year, $1,140, net of accumulated amortization of $321, and $91 of other fees related to the reduction in the maximum balance that can be drawn on the $80,000 line-of-credit (reduced from $235,000 to $80,000 during 1998). The total of these write-offs has been reflected as an extraordinary loss in the 1998 statement of operations, net of amounts allocated to minority interests of $878.


     The Predecessor had entered into a mortgage note agreement with a consortium of commercial lenders providing a maximum loan of $230,000 collateralized by a first mortgage on the 77 West Wacker Drive building. The loan was repaid with proceeds from the initial public offering. Under the terms of the loan, the Predecessor made monthly interest-only payments, calculated using certain variable rate indices, as defined. To reduce the impact of increases in interest rates, the Predecessor also entered into an interest rate swap agreement with affiliates of one of 77 West Wacker Drive building's third party owners (Counterparties) for the outstanding loan principal balance. Under the terms of the interest rate swap agreement, the Predecessor paid the Counterparties interest monthly at a fixed rate of 10% per annum. The Predecessor was to receive monthly interest payments from the Counterparties at the variable rate and was then responsible for making the monthly interest payments required under the terms of the loan. The Predecessor incurred $692 of fees to terminate the swap agreement, which have been reflected in the extraordinary item extinguishment of debt in the period from January 1, 1997 through November 16, 1997.

     Total interest paid on the mortgage notes payable, credit facilities and bonds payable was $32,204 and $1,855, $25,731, and $25,643 for the year ended December 31, 1998, the period from November 17, 1997 through December 31, 1997, the period from January 1, 1997 through November 16, 1997, and for the year ended December 31, 1996, respectively. During the year ended December 31, 1998, the Company incurred interest expense of $33,399 of which $2,498 was capitalized related to development projects (no interest was capitalized in the previous periods.)

     On August 21, 1998, the Company into two treasury lock agreements with two financial institutions to lock certain debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreements to provide interest rate protection on future debt financings. One of these agreements was entered into in anticipation of a planned future securitization of a $170,000 loan related to the 77 West Wacker Drive building, and had a lock rate of 5.364%. The other agreement was entered into in anticipation of $160,000 in debt related to the acquisition of IBM Plaza, had a lock rate of 4.732% and was to expire on March 19, 1999. The Company made deposits as required by the agreements, totaling approximately $14,641 at December 31, 1998 ($5,922 related to the $170,000 agreement and $8,719 related to the $160,000 agreement), which are included in other assets in the consolidated financial statements. The deposits are exclusive of a $2,000 credit threshold described below. The $170,000 agreement was to expire on February 18, 1999, but was extended to April 15, 1999. At that time, the lock rate was modified to 5.016% and the credit threshold reduced from $2,000 to $500. If the market rate on ten-year Treasury Notes falls below the locked rate and the difference between $170,000 and the calculated notional amount is in excess of the credit threshold, cash deposits are required. On March 1, 1999, the Company terminated the $160,000 treasury lock agreement due to the change in terms and timing of the IBM Plaza purchase as a result of the amended purchase agreement. Approximately $557 on deposit was forfeited at the time of termination. During the period January 1, 1999 through March 24, 1999, the Company received net cash settlements of approximately $9,215 ($1,053 related to the $170,000 agreement, and $8,162 related to the $160,000 agreement) related to both treasury lock agreements. If the yield on U.S. ten-year Treasury Notes at settlement is less than the locked yield, the difference between $170,000 and the calculated notional amount will be amortized over the terms of the future debt instruments as an adjustment to interest expense. The Company intends to consummate debt transactions equal to the notional value of the remaining agreement.

     The following represents the Company's future minimum principal payments due on its mortgage notes payable, credit facilities and bonds payable outstanding at December 31, 1998:

    Year ending December                                             Amount
    -----------------------------------------------------------------------
    1999........................................................  $ 187,098
    2000........................................................     36,427
    2001........................................................     24,159
    2002........................................................     52,623
    2003........................................................      4,811
    Thereafter..................................................    288,050
                                                                  ---------
                                                                  $ 593,168
                                                                  =========

5.   MORTGAGE NOTES AND BONDS PAYABLE-AFFILIATES

     Mortgage note payable -affiliate consisted of the following at December 31, 1998 and 1997:

                                                           DECEMBER 31,
                                                      1998              1997
                                                 ------------------------------
Mortgage note payable-limited partner,
  collateralized an industrial property,
  interest at 7.0% per annum, was repaid
  on January 2, 1998........................     $        --         $    3,984
                                                 ==============================

     The Predecessor had an 11% subordinate loan agreement with affiliates of a former third party owner of the 77 West Wacker Drive building for a maximum disbursement amount of $60,000. A portion of the loan was repaid ($4,895) with proceeds of the initial public offering, and a portion was considered repaid from the swap agreement between PGI and a third party related to the loan described in Note 4 ($42,584 was recorded as a contribution from PGI in the period from January 1, 1997 through November 17, 1997) and the remainder was forgiven ($67,847), as of November 16, 1997 and included in the extraordinary item-extinguishment of debt in the period from January 1, 1997 through November 16, 1997. The third party owner had provided a guarantee of 77 West Wacker Drive building's first mortgage note payable and charged the Predecessor a standby loan fee, as defined, which was included as a component of interest expense. Standby loan fees incurred were $460 for the period from January 1, 1997 to November 16, 1997 and $522 for the year ended December 31, 1996, (unpaid interest expense is included in general and administrative expenses in the Predecessor's combined statements of operations). Under the terms of the subordinate loan agreement, the Predecessor was not required to make any periodic principal or interest payments prior to the date of stabilization, as defined; unpaid interest was added to the principal balance monthly. Included in the extraordinary item-extinguishment of debt in the period from January 1, 1997 through November 16, 1997 is $1,000 in loan termination fees paid to an affiliate of the third party owner and the write-off of unamortized deferred financing fees of $165.

     Permanent financing for the development of certain industrial properties has been provided by $12,000 of taxable debt industrial development revenue bonds and held by an affiliate of PGI. The bonds mature on June 1, 2022. On November 17, 1997, PGI contributed the related bond receivables as part of its contribution to us. The bonds payable and related receivable have been eliminated in the Company's consolidated financial statements. The bonds have the same terms as the bonds described in letter (C) of Note 4.

     Total interest paid on the mortgage notes payable and bonds payable to affiliates was $33, $32 and $1,256 for the year ended December 31, 1998, for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, respectively. No interest was paid for the period from November 17, 1997 to December 31, 1997.

6.   FUTURE MINIMUM LEASE INCOME AND PAYMENTS

     The Company has entered into lease agreements with tenants with lease terms ranging from one year to twenty years. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

     Approximately 16%, 39%, 57%, and 60%, of rental revenue for the year ended December 31, 1998, the period from November 17, 1997 through December 31, 1997, the period from January 1, 1997 through November 16, 1997, and for the year ended December 31, 1996, respectively, was received from four tenants (only three of these tenants for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997).

     The total future minimum rentals to be received by the Company under such noncancelable operating leases in effect at December 31, 1998, exclusive of tenant reimbursements and contingent rentals, are as follows:

    Year ending December                                             Amount
    -----------------------------------------------------------------------
    1999........................................................  $  95,555
    2000........................................................     84,943
    2001........................................................     74,644
    2002........................................................     65,205
    2003........................................................     54,180
    Thereafter..................................................    183,218
                                                                  ---------
                                                                  $ 557,745
                                                                  =========

     Future minimum rentals include amounts to be received from PGI and certain affiliates totaling $4,738.

     In addition, as a part of lease agreements entered into with certain tenants, the Company assumed the tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. Future minimum rental payments to be paid by the Company under leases assumed, net of subleases executed through December 31, 1998, are as follows:

    Year ending December                                             Amount
    -----------------------------------------------------------------------
    1999........................................................  $   1,303
    2000........................................................      1,320
    2001........................................................      1,353
    2002........................................................        726
    2003........................................................         90
                                                                  ---------
                                                                  $   4,792
                                                                  =========

     During the year ended December 31, 1998, the Company recognized lease termination income of $4,124, which is included in rental revenue.

     During 1995, a tenant of the 77 West Wacker Drive building experienced financial difficulties and in 1997 defaulted on certain 1997 rental payments. As a result of the default, the Predecessor as of December 31, 1996, wrote-off $3,081 of deferred tenant costs, representing $940 of tenant receivables related to straight-lining of the tenant's rental revenue and $2,141 of deferred leasing costs. In early November 1997, the Predecessor reached an agreement with the tenant to terminate the lease. During the period from January 1, 1997 through November 16, 1997, the Predecessor recognized revenue from this tenant only to the extent cash was received.

7.   PREFERRED SHARES

     The Company is authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. At December 31, 1998 and 1997, the Company had 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A - preferred shares") with a $0.01 par value designated, issued and outstanding. On June 5, 1998, the Company completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B - preferred shares") with a $0.01 par value, which were designated issued and outstanding at December 31, 1998.

     Distributions on the Series B-preferred shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B-preferred share). The Series B-preferred shares rank senior to the Company's common shares and Series A preferred shares as to the payment of dividends and as to the distribution of assets. On and after June 5, 2003, the Series B-preferred shares may be redeemed at the Company's option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other Company capital shares of beneficial interest.

     Distributions on the Series A-preferred shares are payable quarterly on or about the last day of March, June, September and December of each year, at a rate of 7.5% (Equivalent of $1.50 per annum per Series A-preferred share starting November 17, 1998, prior to November 17, 1998, equivalent of $1.40 per annum per Series A - preferred share.). The Series A-preferred shares rank senior to the Company's common shares as to the payment of dividends and as to the distribution of assets. Series A-preferred shareholders can convert their preferred shares into the Company's common shares based on a conversion price, as defined. The Company has the option to redeem the Series A-preferred shares beginning on and after November 17, 2007, in cash equal to the original issue price ($20.00) plus any accrued and unpaid dividends. The holders of the Series A-preferred shares have the right to elect two additional members to the Company's Board of Directors if the equivalent of two quarterly dividends are in arrears. Each of such two directors will be elected to serve until the earlier of: (1) the election and qualification of such directors' successor, or (2) the payment of the dividend arrearage.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of the Company's basic and diluted net income available per weighted-average common share of beneficial interest for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997:

                                                                  Period from
                                                                  November 17,
                                                 Year ended       1997 through
                                                 December 31,     December 31,
                                                    1998              1997
                                                 ------------------------------
Numerator:
  Net income available to common shares
    before extraordinary items..............     $    13,527      $         447
  Extraordinary items.......................          (1,253)                --
                                                 ------------------------------
  Numerator for basic and diluted earnings
    per share-income available to common
    shares..................................     $    12,274      $         447
                                                 ==============================

Denominator:
  Denominator for basic earnings per
    share-weighted average common
    shares..................................      14,862,958         12,593,000

Effect of dilutive securities:
  Employee stock options....................          11,100                 --
  Employee stock grants.....................             977                 --
                                                 ------------------------------
Denominator for diluted earnings per share
  - adjusted weighted average common shares
    and assumed conversions ................      14,875,035         12,593,000
                                                 ==============================
Basic and diluted earnings available to
  common  shares per  weighted  average
  common share:
    Net income before extraordinary items...     $      0.91      $        0.04
    Extraordinary items.....................           (0.08)                --
                                                 ------------------------------
Net income per common share.................     $      0.83      $        0.04
                                                 ==============================

     All of the Company's options during the second and third quarters of 1998, 1,150,000 options during the fourth quarter and all options during the period from November 17, 1997 through December 31, 1997 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

     The minority interest in the Operating Partnership had 10,282,521 and 10,250,882 weighted average common units outstanding during the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997, respectively, of which 9,355,421 and 9,323,782, respectively, may be converted into common shares at the Company's option on a one for one basis. The convertible common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

     The Company had 2,000,000 Series A-cumulative convertible preferred shares outstanding during the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997. The Series A-convertible preferred shares were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

9.   EMPLOYEE BENEFIT PLANS

     On November 17, 1997, the Company established a Share Incentive Plan (the "Plan") which permits the grant of stock options, stock appreciation rights, restricted stock, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other-owned partnerships. The Plan also permits the grant of stock options to non-employee Trustees.

     Under the Plan, up to 1,850,000 of the Company's common shares may be issued or transferred to participants. The maximum aggregate number of common shares and share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards, is 200,000. This limit applies regardless of whether such compensation is paid in common shares or share equivalent units.

     Under the Plan, each of the seven Trustees as of November 17, 1997 received options to acquire 5,000 of the Company's common shares at $20.00 per share (the closing price on the day of the grant of the options). Stock options granted to the Trustees have a term of 10 years and will vest and be exercisable at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

     The Company's Board of Directors (the "Board") administers the Plan and has the authority to determine, among other things, subject to the terms and conditions of the Plan, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options, the vesting requirements and the exercise period of each option. The Board is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. The Board has delegated to the Compensation Committee of the Board the authority take to such actions on behalf of the full Board. On November 17, 1997, the Board granted options to purchase a total of 1,160,500 of the Company's common shares (including the 75,000 options granted to Board members described below) at an exercise price of $20.00 per share to various executives and employees of the Company. During 1998, the Board granted options to purchase a total of 132,000 (exclusive of options described below as part of the Company's annual incentive award program) of the Company's common shares at exercise prices ranging from $14.00 to $21.00 per share (the closing price on the day before the grant of the options) to various employees and executives of the Company hired during 1998. In addition, during 1998, 117,500 options expired as the result of employees or executive, who held options, resigning from the Company (exercise prices ranging from $20.00 to $20.44 per share). Options for these shares granted under the plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

     Under a consulting agreement with one of the members of the Board, the Board granted on November 17, 1997, options to purchase 75,000 of the Company's common shares at an exercise price of $20.00 per share. Pursuant to the agreement, the options granted have a term of 10 years and will be exercisable and vest at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

     During 1998, the Company issued a total of 22,500 common shares granted to two of its officers and 2,500 common shares granted to one of its Board members pursuant to their employment agreements or consulting agreement, as applicable, valued at the market price of the Company's common shares at the date of grant, totaling $458.

     As part of an annual incentive award program, on December 17, 1998, the Board granted certain executives 25,694 shares of the Company's common shares and options to purchase 538,889 of the Company's common shares at an exercise price of $14.00 per share. The common share grants vest 50% on January 15, 1999 and 50% on January 15, 2000 and the options vested on January 15, 1999. The Board also granted certain executives options to purchase 254,000 of the Company's common shares, at an exercise price of $14.00 per share, as part of a long-term incentive program. These options vest at the rate of 25.0% per year over four years commencing on January 15, 1999. As the total options granted to date exceed that authorized under the plan, the excess options are subject to the Company's shareholders' approval.

     The unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997; respectively, risk free interest rate of 5.01% in 1998 and 5.41% in 1997, expected dividend yield of 6.7%; volatility factor of the expected market price of our common stock of
0.339 in 1998 and 0.156 in 1997; and a weighted-average expected life of the options of three years for both periods. The unaudited pro forma expense would be $1,174 ($0.08 per basic and diluted common share) for the year ended December 31, 1998 and $69 ($0.01 per basic and diluted common share) for the period from November 17, 1997 through December 31, 1997. The effects on unaudited pro forma net income and pro forma earnings per common share for the year ended December 31, 1998 and for the period from November 17, 1997 to December 31, 1997 of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's management opinion the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the plan.

     The following is a summary of the Company's stock option activity, and related information for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997 follows:

                                                Shares              Weighted
                                              Subject to        Average Exercise
                                                Option          Price Per Share
                                           ----------------     ----------------
 Initial options granted...............        1,160,500           $    20.00
 Options canceled......................               --                   --
                                           ----------------
 Balance at December 31, 1997...........       1,160,500                20.00
 Additional options granted.............         924,889                14.77
 Options canceled.......................        (117,500)               20.01
                                           ================
 Balance at December 31, 1998..........        1,967,889                17.54
                                           ================

     At December 31, 1998, 350,167 shares were exercisable at a weighted average exercise price of $20.00 per share. No options were exercised and no options on shares were available for future grant at December 31, 1998. The remaining weighted-average contractual life of these options was 8.99 years. The weighted-average grant date fair value of all options granted during the year ended December 31, 1998 and the period from November 17, 1997 through December 31, 1997 was $2.49 and $1.39, respectively.

10.  RELATED PARTY TRANSACTIONS

     The Company owns 100% of the nonvoting preferred stock of the Services Company which has an initial carrying value of $425 and the Company provided a loan in the amount of $4,800 to the Services Company (unpaid interest expense is included in due from affiliates at December 31, 1998 and 1997), with interest at 11% per annum, payable quarterly and principal due November 2007. On January

1, 1998, the Company provided the Services Company a $5,000 line-of-credit, with interest at LIBOR plus 3%, principal and interest payable monthly from available cash flow, as defined, and matures on December 31, 2000. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 1998, the line-of-credit balance was $600 and is included in loans receivable from Services Company. Also included in loans receivable from the Services Company at December 31, 1998 is accrued interest of $594 related to the above loans and other advances of $1,061.

     During the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997, the Company recorded $133 and ($19), respectively, representing its share of the Services Company's income (loss) from operations (net of interest income realted to the previously described loans). The Company also paid general and administrative expenses (primarily rent, salaries and benefits) of $233 on behalf of the Services Company. No amounts were paid for the period from November 17, 1997 through December 31, 1997.

     During the year ended December 31, 1998 (no services were provided for the period from November 17, 1997 through December 31, 1997), the Services Company provided the Company with development, acquisition due diligence, construction, construction management, leasing and property management services, which are summarized as follows:

                                                                   Year ended
                                                                   December 31,
                                                                      1998
                                                                  -------------
Development, construction and construction management...........  $       2,639
Acquisition due diligence.......................................            182
Leasing.........................................................            361
Property management.............................................            301

     The Company has lease agreements with PGI and certain affiliates, from which it recognized rental revenue of $933 and $85 and tenant reimbursements revenue of $644 and $46 for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. In addition, in 1998 the Company provided $452 to one of the PGI affiliates for tenant improvements (included in tenant improvements at December 31, 1998.).

     In connection with the leasing and management of the Predecessor's properties, PGI was entitled to payments and fees for services performed. Such amounts incurred during the period from January 1, 1997 through November 16, 1997, and for the year ended December 31, 1996, are summarized as follows:

                                                                  Period from
                                                                  November 17,
                                                 1997 through      Year ended
                                                 December 31,     December 31,
                                                    1997              1996
                                                 ------------------------------
Property management fee (a).................     $     1,238      $       1,429
Administration fees (b).....................             463                468
Construction management (c).................              --                102
Legal fees (d)..............................             271                127
Leasing fees (e)............................               2                 19
Reimbursables (f)...........................             252                184
Asset management fee (g)....................             110                132

--------------------

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

(d) PGI was reimbursed for reasonable legal and accounting expenses incurred in connection with the operations of the Predecessor partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(e) PGI was entitled to leasing commissions for all leases signed. The commissions are equal to 1.5% to 3% of rent, exclusive of tenant reimbursements, during the base term of the lease; commissions were payable upon commencement of the respective leases.

(f) PGI was entitled to reimbursement for expenses paid for the benefit of the Predecessor partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(g) PGI was entitled to annual fees for providing asset management services to the Predecessor partnerships which was payable from available cash flows. Amounts are included in property and asset management fees to affiliates in the combined financial statements of the Predecessor.


     Predecessor amounts due to affiliates are for amounts due for advances made by affiliates and amounts due from affiliates were for advances made by the Predecessor partnerships to affiliates. Predecessor amounts due from and due to affiliates incurred interest at prime plus 2% and were payable upon demand. Any unpaid amounts due to affiliates or amounts due from affiliates as of November 16, 1997, have been reflected as distributions to or contributions from PGI in the combined financial statements of the Predecessor.

         Average balances of amounts due from (including loans receivable from Services Company) and due to affiliates for the year ended December 31, 1998, for the period from November 17, 1998 through December 31, 1997, for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, are summarized as follows:

                                                   PRIME GROUP REALTY TRUST                  PREDECESSOR
                                                -------------------------------     ---------------------------------
                                                                  PERIOD FROM       PERIOD FROM
                                                                  NOVEMBER 17,      JANUARY 1,
                                                  YEAR ENDED      1997 THROUGH      1997 THROUGH     YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,      NOVEMBER 16,     DECEMBER 31,
                                                     1998             1997              1997             1996
                                                 ------------------------------     --------------------------------
Due from affiliates.........................     $     6,441      $     5,029       $     1,447       $    4,323
Due to affiliates...........................              --               --               354              821

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require disclosure of the fair value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

     The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ESCROWS

     The carrying amount of cash and cash equivalents and restricted cash escrows reported in the consolidated and combined balance sheets approximates their fair value.

     The Company maintains its cash and cash equivalents and restricted cash escrows at various financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE

     The carrying amount of the Company's variable and fixed rate borrowings (including accrued interest) approximates fair value based on the current borrowing rate for similar types of borrowing arrangements.

12.  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in legal actions arising during the normal course of business. The Company believes that the ultimate outcome of those actions will not materially affect its consolidated financial position.

     All of the Company's properties were subject to Phase I or similar environmental assessment by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The Company is aware of contamination at certain of the industrial properties included in the Predecessor properties, which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. During 1997, the Predecessor recorded a liability of $3,205 (included in accounts payable and accrued expenses at December 31, 1998 and 1997). PGI has contractually agreed to indemnify the Company from any environmental liabilities the Company may incur. On February 20, 1998, PGI reached an agreement with the former tenant and received a $1,822 settlement payment. The Company is also aware of contamination at two other properties; one of the properties the tenant has provided the Company with an indemnity for all the cost associated with the environmental remediation, the second property is in the remediation program sponsored by the state in which it is located with a remedial action plan and the previous owner has provided the Company with an escrow account of $760 (maximum cost the previous owner has agreed to pay), which the Company will use in the clean-up of the property.

     On July 22, 1998, the Company entered into a purchase agreement, with affiliates of a limited partner of the Operting Partnership (the "Sellers"), to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center (a 766,965 square foot office building located in Cleveland, Ohio), for an aggregate purchase price of approximately $357,000. On September 15, 1998, the Company terminated the purchase agreement in accordance with the terms of the agreement, because the Sellers were unable to satisfy a material condition precedent to the closing of these acquisitions. On September 21, 1998, the Sellers notified the Company in writing that they believed they were entitled to the $20,000 (amount included in restricted cash at December 31, 1998) earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw the full amount under two earnest money letters-of-credit the Company provided under one of the Credit Facilities, and also filed a complaint against the Company alleging that it breached the contract. On October 30, 1998, the Company filed its answer to the above complaint and denied all material allegations of the complaint. The Company also filed a counterclaim against the Sellers alleging that the Sellers breached the contract and sought the return of the above mentioned earnest money and other damages. On February 5, 1999, the Company entered into an amended purchase agreement and an option agreement with the Seller with the following terms:

     - Both the original lawsuit filed by the Sellers and the Company's counterclaim were dismissed.

     - The Company purchased National City Center on February 5, 1999 for a contract price of $100,000.

     - The $20,000 earnest money escrow was released and the Company used it to fund the purchase of National City Center and an $8,000 nonrefundable payment for the option to purchase IBM Plaza. The option provides the Company with the opportunity to purchase IBM Plaza for $230,000 (exclusive of the $8,000 nonrefundable deposit) and expires October 31, 1999. If the option is exercised, the purchase of the property must be completed no later than December 20, 1999.

     The Company has contracts to acquire parcels of land and an industrial property from affiliates of a member of the Board for a total purchase price of approximately $20,856, $12,284 of which is payable in Operating Partnership common units. The contracts require the Company to acquire minimum portions of the land on an annual basis until all of the parcels are acquired by 2002.

     During 1998, the Company entered into contracts to acquire three parcels of land totaling 233.5 acres, of which 100.8 acres was purchased in June 1998. The remaining 132.7 acres must be purchased, at the Company's discretion, over the next three to five years for approximately $11,224. The Company is required to make periodic installment payments, of which $400 was made as of December 31, 1998 (amount included in other assets). In addition during 1998, the Company entered into contracts to acquire two land parcels and an option to acquire a land parcel, all located in the Chicago metropolitan area, for a total purchase price of approximately $62,000, subject to an additional $2,162 based upon the date the purchase is completed. The Company made cash escrow deposits of approximately $15,200 ($15,000 is non-refundable) as of December 31, 1998 (amount included in other assets at December 31, 1998) and an additional $10,600 ($10,000 is non-refundable) in January and March 1999 related to these contracts.

13.  PROPERTY ACQUISITIONS

     The following operating properties were acquired in 1998. The results of their operations are included in the Company's 1998 consolidated statement of operations from their respective dates of acquisitions

                                                          ACQUISITION        MONTH
     PROPERTY                     LOCATION                   COST           ACQUIRED
--------------------------------------------------------------------------------------
33 North Dearborn Street        Chicago, IL                $   34,425       January
Commerce Point                  Arlington Heights, IL          29,971       February
208 South LaSalle Street        Chicago, IL                    61,352       March
122 South Michigan Avenue       Chicago, IL                    29,680       April
2100 Swift Drive                Oak Brook, IL                   6,253       April
6400 Shafer Court               Rosemont, IL                   22,228       May
Two Century Centre              Schaumburg, IL                 35,886       June
2000 York Road                  Oak Brook, IL                  16,232       June
                                                           ==========
                                                           $  236,027
                                                           ==========

14.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 1997, (i) the Company had completed its initial public offering and its 1998 common share and preferred share offerings and contributed the net proceeds to the Operating Partnership,
(ii) PGI and the other contributors had contributed certain of their respective properties and operations to the Operating Partnership, (iii) the Operating Partnership had completed the sale of common units to Primestone Investment
Partners, L.P., (iv) the Operating Partnership acquired various office and industrial properties and the Services Company from various third parties, and
(v) the Operating Partnership repaid debt on certain of the contribution properties. In the Company's management opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

     The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor do they purport to represent the Company's future results of operations.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                                     Year ended December 31,
                                                      1998              1997
                                                 ------------------------------
Total revenue...............................     $   160,069      $     141,121
                                                 ==============================
Net income..................................     $    23,757      $      18,556
                                                 ==============================
Net income available to common
  shareholders..............................     $    11,757      $       6,556
                                                 ==============================
Earnings per diluted common share...........     $      0.79      $        0.44
                                                 ==============================

15.  SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision makers manage its operating segments separately because each operating segment represents a strategic business unit that has different issues and serve different markets. The Company's reportable operating segments include its office division and industrial division, with properties principally located in the mid-western portion of the United States. The Company evaluates its office and industrial divisions operations principally on their contribution to overall net income and funds from operations.

     The following summarizes the Company's historical segment operating results for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997:

                                                                    YEAR ENDED DECEMBER 31, 1998
                                                 -----------------------------------------------------------------
                                                                                    ORPORATE/
                                                                                    OPERATING
                                                     OFFICE        INDUSTRIAL       PARTNERSHIP          TOTAL
                                                 -----------------------------------------------------------------
Revenue:
  Rent......................................     $    76,754      $    20,458      $        --      $    97,212
  Tenant reimbursements.....................          31,960            5,585               --           37,545
  Mortgage note interest....................           5,866               --               --            5,866
  Other.....................................           3,838              266            2,874            6,978
                                                 -----------------------------------------------------------------
Total revenue...............................         118,418           26,309            2,874          147,601

Expenses:
  Property operations.......................          26,838            2,760               --           29,598
  Real estate taxes.........................          19,858            5,219               --           25,077
  Depreciation and amortization.............          17,854            6,724              869           25,447
  Interest..................................              --               --           30,901           30,901
  General and administrative................              --               --            5,712            5,712
                                                 -----------------------------------------------------------------
Total expenses..............................          64,550           14,703           37,482          116,735
                                                 -----------------------------------------------------------------
Income (loss) before minority interests
  and extraordinary items...................          53,868           11,606          (34,608)          30,866

FFO adjustments (unaudited):
  Real estate depreciation and amortization.          17,610            6,354               --           23,964
  Amortization of costs for leases assumed..           1,137               --               --            1,137
  Straight-line rental revenue adjustments..            (525)            (709)              --           (1,234)
  Net income allocated to preferred
    shareholders............................              --               --           (7,971)          (7,971)
                                                 -----------------------------------------------------------------
Funds from operations.......................     $    72,090      $    17,251      $   (42,579)     $    46,762
                                                 =================================================================

                                                                     PERIOD FROM NOVEMBER 17, 1997
                                                                       THROUGH DECEMBER 31, 1997
                                                 -----------------------------------------------------------------
                                                                                   CORPORATE/
                                                                                   OPERATING
                                                     OFFICE        INDUSTRIAL      PARTNERSHIP          TOTAL
                                                 -----------------------------------------------------------------
Revenue:
  Rent......................................     $     5,025      $     2,268      $        --      $    7,293
  Tenant reimbursements.....................           1,663              378               --           2,041
  Mortgage note interest....................             248               --               --             248
  Other.....................................              87               --              161             248
                                                 -----------------------------------------------------------------
Total revenue...............................           7,023            2,646              161           9,830
Expenses:
  Property operations.......................           1,815              338               60           2,213
  Real estate taxes.........................           1,479              286               --           1,765
  Depreciation and amortization.............           1,582              803               93           2,478
  Interest..................................              --               --            1,680           1,680
  General and administrative................              --               --              267             267
                                                  ----------------------------------------------------------------
Total expenses                                         4,876            1,427            2,100           8,403
                                                  ----------------------------------------------------------------
Income (loss) before minority interests
  and extraordinary items...................           2,147            1,219           (1,939)          1,427

FFO adjustments (unaudited):
  Real estate depreciation and amortization.           1,470              745               --           2,215
  Amortization of costs for leases assumed..             142               --               --             142
  Straight-line rental revenue adjustments..             180               --               --             180
  Net income allocated to preferred
    shareholders............................              --               --             (345)           (345)
                                                 =================================================================
Funds from operations                            $     3,939      $     1,964      $    (2,284)     $    3,619
                                                 =================================================================

     The following summarizes the Company's segment assets and activity as of December 31, 1998 and 1997 and for the periods then ended.

                                                          DECEMBER 31
                                                    1998                1997
                                                 ------------------------------
Segment assets:
  Office....................................     $   827,872      $     541,382
  Industrial................................         180,116            180,682
  Corporate/operating partnership (includes
    property under development).............         156,526             19,404
                                                 ------------------------------
 Total consolidated assets..................     $ 1,164,514      $     741,468
                                                 ==============================

                                                                    Period from
                                                                   November 17,
                                                  Year ended       1997 through
                                                  December 31,     December 31,
                                                    1998                1997
                                                 ------------------------------
Expenditures for real estate:
  Office....................................     $   250,854      $     417,802
  Industrial................................           2,898            171,477
  Corporate/operating partnership
    (primarily property under development)..          47,316                 --
                                                 ------------------------------
 Total expenditures for real estate.........     $   301,068      $     589,279
                                                 ==============================

16.  SUBSEQUENT EVENTS

     On January 8, 1999, the Company filed its initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500,000 of its equity and debt securities for future sales.

     On January 20, 1999, the Company paid distributions of $ 0.3649 per Series A-preferred share, and $0.3375 per common share per and on January 29, 1999 paid distributions of $0.5625 per Series B-preferred share to shareholders of record on December 31, 1998.

     In January and February, 1999, the Company acquired the following office and industrial properties:

                                                                  NET
                                                                RENTABLE
                                                                 SQUARE         ACQUISITION         MORTGAGE             MONTH
         PROPERTY                       LOCATION                  FEET             COSTS              DEBT              ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------------
Office:
  33 West Monroe Street                Chicago, IL                846,759       $   101,293        $   65,000          January
  National City Center (1), (2), (3)   Cleveland, OH              766,965           105,035            63,621          February
Industrial:
  901 Technology Way (3)               Libertyville, IL            68,824             4,126                --          January
                                                                ===============================================
                                                                1,682,548       $   210,454        $  128,621
                                                                ===============================================

--------------------

(1) The Company funded a portion of the acquisition costs with $30,000 in advances from its credit facilities (See Note 4).

(2) Acquisition costs and mortgage debt include $2,044 to adjust an assumed above mortgage rate mortgage note payable to a current market rate.

(3) These properties were acquired from minority interest unit holders of the Operating Partnership or their affiliates.

On February 8, 1999, the Company signed a contract with a buyer pursuant to which it will construct an approximately 1,018 space parking garage, with approximately 4,000 square feet of retail space, on approximately 22,000 square feet of land that the Company has under option to purchase in the Chicago central business district, and sell the completed parking garage to such buyer. The sales price is approximately $34,600, plus the value of any of the retail space leased by the Company at the time of sale up to a maximum of $4,000. In addition, the Company is entitled to an additional $1,000 from the buyer if, within 15 years after the sale of the parking garage to the buyer, the Company substantially completes an office building containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with the Company. The Company has acquired this land with the intent to construct an office building which the Company will own for lease. The land parcel for the office building could not be obtained without obtaining the land for the parking garage and in order to construct an office building, parking must be provided pursuant to zoning requirements.

                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                             (Dollars in Thousands)
                       ENCUM-                          COST CAPITALIZED
                      BRANCES                           SUBSEQUENT TO           GROSS AMOUNT CARRIED
                       (1)          INITIAL COST        ACQUISITION           AT DECEMBER 31, 1998
                     --------- -------------------- -------------------- -------------------------------
                                             BUILD-              BUILD-               BUILD-             ACCUMULATED
                                             INGS                INGS                 INGS              DEPRECIATION     DATE OF
                     DECEMBER                AND                  AND                  AND                    AT      ACQUISITION(A)
                        31,                IMPROVE-             IMPROVE-             IMPROVE-            DECEMBER 31, CONTRIBUTION
                       1998        LAND     MENTS      LAND      MENTS      LAND       MENTS     TOTAL     1998 (2)        (C)
                     --------- -------------------- -------------------- ------------------------------- ------------ --------------
OFFICE
77 W. Wacker Bldg... $ 170,000 $  17,595  $ 162,755 $      --  $     980 $  17,595  $ 163,735  $ 181,330 $     7,774  Nov. 1997(C)
201 4th Ave N (4)...     4,800     1,530      7,072        85      1,334     1,615      8,406     10,021         240  Nov. 1997(C)
620 Market St. (4)..     9,000        --      7,090        --        951        --      8,041      8,041         514  Nov. 1997(C)
4823 Old Kingston
  Pike (4)..........     3,500       378      2,808        19        209       397      3,017      3,414         177  Nov. 1997(C)
625 Gay St.(4)......     9,000        --      7,379        --      1,138        --      8,517      8,517         559  Nov. 1997(C)
Triad Parking
  Facility (4)......        --       507      1,046        24         64       531      1,110      1,641          33  Nov. 1997(C)
1990 Algonquin Road.        --     1,550      6,375        --         --     1,550      6,375      7,925         209  Nov. 1997(A)
2010 Algonquin Road.        --       508      2,044        --         14       508      2,058      2,566          60  Nov. 1997(A)
1699 Woodfield Road.     8,716     1,962      7,853        16        134     1,978      7,987      9,965         225  Nov. 1997(A)
2205-2255
  Enterprise Drive..        --     2,304      9,259         3         80     2,307      9,339    11,646          276  Nov. 1997(A)
280 Shuman Blvd (5).        --     1,261      5,056        --         61     1,261      5,117      6,378         146  Nov. 1997(A)
1701 Golf Road......    74,363    21,780     87,324        --      1,043    21,780     88,367    110,147       2,312  Dec. 1997(A)
2675 N. Mayfair (5).        --     1,613      6,443         1         --     1,614      6,443      8,057         163  Dec. 1997(A)
4343 Commerce
  Court(3)..........        --     5,370     21,394       192      1,755     5,562     23,149     28,711         565  Nov. 1997(A)
941-961 Wiegel
  Drive(3)..........        --     3,234     12,926        --         --     3,234     12,926     16,160         364  Nov. 1997(A)
1600-1700 167th
  Street(3).........        --     1,073      4,291        70        414     1,143      4,705      5,848         131  Nov. 1997(A)
1301 E. Tower
  Road(3)...........        --     1,005      4,020        60        561     1,065      4,581      5,646         126  Nov. 1997(A)
4100 W. Madison
  Street............        --        41        169        --          6        41        175        216           5  Nov. 1997(A)
371-385 N. Gary
  Avenue(3).........        --       218        871         5         26       223        897      1,120          36  Nov. 1997(A)
33 North Dearborn...    18,000     6,904     27,521        --        214     6,904     27,735     34,639         674  Jan. 1998(A)
3800 North Wilke
  Road..............    19,817     5,994     23,977        23        106     6,017     24,083     30,100         643  Feb. 1998(A)
208 South LaSalle
  Street............    45,553    12,310     49,042        --        818    12,310     49,860     62,170         970  Mar. 1998(A)
122 South Michigan
  Ave...............        --     5,952     23,728        --        573     5,952     24,301     30,253         474  Apr. 1998(A)
2100 Swift Drive....     5,183     1,391      4,862        --        727      1391      5,589      6,980          90  Apr. 1998(A)
6400 Shafer Court...    14,300     4,385     17,843        --        258     4,385     18,101     22,486         272  May 1998 (A)
1700 East Golf Road.    20,478     7,258     28,628        --      2,194     7,258     30,822     38,080         422  June 1998(A)
2000 York Road......    12,000     3,234     12,998        --        367     3,234     13,365     16,599         197  June 1998(A)
                     --------- -------------------- -------------------- -------------------------------  ----------
  Total office......   414,710   109,357    544,774       498     14,027   109,855    558,801    668,656      17,657
                     --------- -------------------- -------------------- -------------------------------  ----------

INDUSTRIAL
East Chicago
  Enterprise
  Center (5)........        --        27        533        --          7        27        540        567          48  Nov. 1997(C)
EC I................     2,900        18        577        --          4        18        581        599          37  Nov. 1997(C)
EC II...............     5,000        18      2,360        --        978        18      3,338      3,356         239  Nov. 1997(C)
EC III..............     4,500        20      7,038        --        102        20      7,140      7,160         514  Nov. 1997(C)
EC IV...............     2,600        11      1,217        --          2        11      1,219      1,230         117  Nov. 1997(C)
Hammond Enterprise
  Center (5)........        --        26        614        --         73        26        687        713          70  Nov. 1997(C)
EC V................     5,000        81      2,883        --        294        81      3,177      3,258         324  Nov. 1997(C)
EC VI...............     4,900       101      2,936        --      1,360       101      4,296      4,397         325  Nov. 1997(C)



                            PRIME GROUP REALTY TRUST
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1998
                             (Dollars in Thousands)
                       ENCUM-                          COST CAPITALIZED
                      BRANCES                           SUBSEQUENT TO           GROSS AMOUNT CARRIED
                        (1)         INITIAL COST        ACQUISITION           AT DECEMBER 31, 1998
                     --------- -------------------- -------------------- -------------------------------
                                              BUILD-              BUILD-               BUILD-             ACCUMULATED
                                              INGS                INGS                 INGS              DEPRECIATION     DATE OF
                      DECEMBER                AND                  AND                  AND                    AT     ACQUISITION(A)
                         31,                IMPROVE-             IMPROVE-             IMPROVE-           DECEMBER 31, CONTRIBUTION
                        1998        LAND     MENTS      LAND      MENTS      LAND       MENTS     TOTAL    1998 (2)        (C)
                     --------- -------------------- -------------------- ------------------------------- ------------ --------------
INDUSTRIAL (CONTINUED)
Chicago Enterprise
  Center (5)........ $      -- $     748  $     975 $          $      34 $     748  $   1,009  $   1,757 $       247  Nov. 1997(C)
EC VII..............     7,200       517      4,968        --         90       517      5,058      5,575         357  Nov. 1997(C)
EC VIII.............     7,000       124      2,493        --         44       124      2,537      2,661         792  Nov. 1997(C)
EC IX...............     4,750       269      1,127        --         18       269      1,145      1,414          88  Nov. 1997(C)
EC X................     4,300       248      2,836        --         49       248      2,885      3,133         293  Nov. 1997(C)
Arlington Heights I
  (5)...............        --       617      2,638        --         18       617      2,656      3,273         259  Nov. 1997(C)
Arlington Heights
  II(5).............        --       456      2,062        --         14       456      2,076      2,532         136  Nov. 1997(C)
Arlington Heights
  III(5)............        --       452      1,938        --         12       452      1,950      2,402         128  Nov. 1997(C)
2160 McGraw Rd......        --       904      3,617        --        373       904      3,990      4,894         151  Nov. 1997(A)
4849 Groveport......        --       507      2,014        --         26       507      2,040      2,547          76  Nov. 1997(A)
2400 McGraw Rd......        --       348      1,382        --         18       348      1,400      1,748          53  Nov. 1997(A)
5160 Blazer
  Memorial Pkwy.....        --       470      1,866        --         24       470      1,890      2,360          71  Nov. 1997(A)
600 London Rd.......        --       223        885        --         11       223        896      1,119          33  Nov. 1997(A)
4411 Marketing Pl...        --       445      1,767        --         23       445      1,790      2,235          67  Nov. 1997(A)
1001 Technology Way.     6,308     1,909      7,637        17         65     1,926      7,702      9,628         231  Nov. 1997(A)
801 Technology Way
  (3)...............        --       813      3,236        --         17       813      3,253      4,066          98  Nov. 1997(A)
475 Superior Ave.
  (6)...............        --     2,700     10,801        --        112     2,700     10,913     13,613         299  Nov. 1997(A)
3818 Grandville/1200
  Northwestern (3)..        --     2,125      8,465        --         42     2,125      8,507     10,632         254  Nov. 1997(A)
306-310 Era Dr.(3)..        --       719      2,863        --         15       719      2,878      3,597          87  Nov. 1997(A)
1301 Ridgeview
  Drive(3)..........        --     2,287      9,100        --         48     2,287      9,148     11,435         276  Nov. 1997(A)
515 Huehl Road/500
  Lindburg(3).......        --     1,775      7,062        --         37     1,775      7,099      8,874         214  Nov. 1997(A)
455 Academy Drive...        --       754      2,997        --         16       754      3,013      3,767          91  Nov. 1997(A)
1051 N. Kirk Rd.(3).        --       911      3,325        --          7       911      3,332      4,243          98  Nov. 1997(A)
4211 Madison St.(3).        --       690      2,745        --         --       690      2,745      3,435          78  Nov. 1997(A)
555 Huehl Road(3)...        --     1,291      5,137        --         27     1,291      5,164      6,455         155  Nov. 1997(A)
200 E. Fullerton(3).        --       525      2,100        --         10       525      2,110      2,635          60  Nov. 1997(A)
350 Randy Road(3)...        --       267      1,063        --         23       267      1,086      1,353          31  Nov. 1997(A)
4300,4248,4250
  Madison Street(3).        --     1,147      4,588        --         31     1,147      4,619      5,766         131  Nov. 1997(A)
370 Carol Lane(3)...        --       527      2,107         9         47       536      2,154      2,690          60  Nov. 1997(A)
388 Carol Lane(3)...        --       332      1,329        --         25       332      1,354      1,686          37  Nov. 1997(A)
342-346 Carol
  Lane(3)...........        --       600      2,398        --         56       600      2,454      3,054          67  Nov. 1997(A)
343 Carol Lane(3)...        --       350      1,398         6         16       356      1,414      1,770          40  Nov. 1997(A)
11039 Gage Ave.(3)..        --       191        767        --         10       191        777        968          22  Nov. 1997(A)
11045 Gage Ave.(3)..        --     1,274      5,092        --        215     1,274      5,307      6,581         143  Nov. 1997(A)
1401 S. Jefferson
  (3)...............        --       171        685        --         20       171        705        876          20  Nov. 1997(A)
4160-4190 W. Madison
   Street(3)........        --       931      3,708        --        169       931      3,877      4,808         104  Nov. 1997(A)
550 Kehoe Blvd.(3)..        --       686      2,743        13         71       699      2,814      3,513          78  Nov. 1997(A)
                     --------- --------- ---------- ---------  -------------------  --------------------------------
  Total Industrial..    54,458    29,605    140,072        45      4,653    29,650    144,725    174,375       7,099
                     --------- --------- ---------- ---------  -------------------  --------------------------------
 Total.............. $ 469,168 $ 138,962 $  684,846 $     543  $  18,680 $ 139,505  $ 703,526   $843,031 $    24,756
                     ========= ========= ========== =========  ===================  ================================

--------------------

                            PRIME GROUP REALTY TRUST

                             AS OF DECEMBER 31, 1998
                             (Dollars in Thousands)

(1) The Company has a $20,000 mortgage note payable that is collateralized by a mortgage note receivable and a $13,500 mortgage note payable that is collateralized by property under development. See Note 4 to the Company's consolidated financial statements for a description of its mortgage notes payable, credit facilities and bonds payable.

(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:
         Building  and  improvements                  40 years
         Tenant improvements                          Term of related leases
         Furniture and equipment (included in
            buildings and improvements)               3-7 years

(3) These properties are collateral for $90,500 in various mortgage notes payable.

(4) These properties are collateral for a $80,000 line-of-credit, which had no amount drawn at December 31, 1998.

(5) These properties are collateral for letters-of-credit that support certain industrial revenue bonds on other properties reflected in this table.

(6) This property is collateral for a $15,000 line-of-credit, which had no amount drawn at December 31, 1998.


     The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $751,142 as of December 31, 1998. The Company has $51,376 in property under development at December 31, 1998, all of which was added during 1998 (same basis for federal income tax purposes).

     The following table reconciles our historical cost for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997.

                                                                    Period from
                                                                   November 17,
                                                  Year ended       1997 through
                                                 December 31,      December 31,
                                                     1998              1997
                                                 ------------------------------
Balance, beginning of period................     $   589,279      $          --
Additions during period.....................         253,752            589,279
Disposals during the period.................              --                 --
                                                 ------------------------------
Balance, close of period....................     $   843,031      $     589,279
                                                 ==============================

     The following table reconciles the accumulated depreciation for the year ended December 31, 1998 and for the period from November 17, 1997 through December 31, 1997.

                                                                    Period from
                                                                   November 17,
                                                  Year ended       1997 through
                                                 December 31,      December 31,
                                                     1998              1997
                                                 ------------------------------
Balance at beginning of period..............     $     2,338      $          --
Depreciation and amortization for the
  period....................................          22,418              2,338
Disposals during the period.................              --                 --
                                                 ------------------------------
Balance, close of period....................     $    24,756      $       2,338
                                                 ==============================

                                      F-31