Form 10-Q/A
period 1998-03-31
PRIME GROUP REALTY TRUST
filed 1999-05-17
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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

                            Prime Group Realty Trust
                                   Form 10-Q/A

                                     INDEX

Part I:  Financial Information


Item 1.   Financial Statements (Unaudited)                                                  PAGE
          Consolidated Balance Sheets of Prime Group Realty
            Trust as of March 31, 1998 and December 31, 1997                                  3

          Consolidated Statement of Income of Prime Group Realty Trust for the
            Three Months Ended March 31, 1998 and the Combined Statement of
            Operations of the Predecessor Properties (predecessor to Prime Group
            Realty Trust) for the Three Months Ended March 31, 1997                           4

          Consolidated Statement of Cash Flows of Prime Group
            Realty Trust for the Three Months Ended March 31, 1998
            and the Combined Statement of Cash Flows of the
            Predecessor Properties (predecessor to Prime Group
            Realty Trust) for the Three Months Ended March 31, 1997                       5 - 6

          Notes to Consolidated and Combined Financial Statements
            of Prime Group Realty Trust and of the Predecessor
            Properties (predecessor to Prime Group Realty Trust)                         7 - 11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12 - 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          19

Part II:  Other Information

Item 1.  Legal Proceedings                                                                   19
Item 2.  Changes in Securities                                                               19
Item 3.  Defaults Upon Senior Securities                                                     20
Item 4.  Submission of Matters to a Vote of Security Holders                                 20
Item 5.  Other Information                                                                   20
Item 6.  Exhibits and Reports on Form 8-K                                               20 - 22

Signatures                                                                                   23


                            Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           Prime Group Realty Trust
                         Consolidated Balance Sheets
                      (000's omitted, except share data)
                                 (Unaudited)


                                                                                March 31, 1998  December 31,
                                                                                  (Restated)        1997
                                                                                --------------  -------------
ASSETS
Real estate, at cost:
   Land                                                                            $ 136,974    $  92,440
   Building and improvements                                                         599,123      496,839
                                                                                --------------  -------------
                                                                                     736,097      589,279
   Accumulated depreciation                                                           (6,982)      (2,338)
                                                                                --------------  -------------
                                                                                     729,115      586,941
Mortgage note receivable                                                              56,749       56,263
Cash and cash equivalents                                                              9,587       11,969
Tenant receivables                                                                     3,978        3,897
Restricted cash-escrows                                                               29,928        3,175
Deferred rent receivable                                                              37,887       37,751
Deferred costs, net                                                                   32,203       28,472
Due from affiliates                                                                    5,503        5,258
Other                                                                                 13,293        7,742
                                                                                --------------  -------------

Total assets                                                                       $ 918,243    $ 741,468
                                                                                --------------  -------------
                                                                                --------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                             $ 376,613    $ 249,610
Mortgage note payable - Affiliate                                                       --          3,984
Bonds payable                                                                         74,450       74,450
Accrued interest payable                                                               1,884        1,245
Accrued real estate taxes                                                             16,920       17,915
Accounts payable and accrued expenses                                                 14,324       13,903
Liabilities for leases assumed                                                         5,398        5,758
Distributions payable                                                                  5,956        2,505
Other                                                                                  4,451          822
                                                                                --------------  -------------
Total liabilities                                                                    499,996      370,192
Minority interests:
   Operating Partnership                                                             148,464      147,207
   Other                                                                               1,000
Shareholders' equity:
   Preferred Shares, $.01 par value; 30,000,000 shares authorized, 2,000,000
     Series A Cumulative Convertible Preferred Shares issued and outstanding
                                                                                          20           20
   Common Shares, $.01 par value; 100,000,000 shares authorized; 15,572,494 and
     12,980,000 shares issued and outstanding at March 31, 1998 and December 31,
     1997, respectively
                                                                                         156          130
   Additional paid-in capital                                                        273,050      225,632
   Distributions in excess of earnings                                                (4,443)      (1,713)
                                                                                --------------  -------------
Total shareholders' equity                                                           268,783      224,069
                                                                                --------------  -------------

Total liabilities and shareholders' equity                                         $ 918,243    $ 741,468
                                                                                --------------  -------------
                                                                                --------------  -------------


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


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                        --------------------------------------------
                                                                                 1998                    1997
                                                                        ----------------------    ------------------
                                                                          PRIME GROUP REALTY         PREDECESSOR
                                                                                TRUST                PROPERTIES
                                                                              (Restated)
REVENUE
Rental                                                                           $18,085               $ 7,986
Tenant reimbursements                                                              8,375                 4,206
Parking                                                                              145                    76
Mortgage note interest                                                             1,507                    --
Other                                                                                639                   350
                                                                        ----------------------    ------------------

Total revenue                                                                     28,751                12,618

EXPENSES
Property operations                                                                5,056                 2,357
Real estate taxes                                                                  5,358                 2,823
Depreciation and amortization                                                      5,335                 3,079
Interest                                                                           6,415                 6,568
Interest - Affiliates                                                                 --                 2,930
Financing fees                                                                        --                   368
Property and asset management fees - Affiliates                                       --                   389
General and administrative                                                         1,396                   979
                                                                        ----------------------    ------------------

Total expenses                                                                    23,560                19,493
                                                                        ----------------------    ------------------

Income (loss) before minority interest                                             5,191                (6,875)
Minority interest                                                                 (1,965)                  259
                                                                        ----------------------    ------------------

Net income (loss)                                                                   3,226               $(6,616)
                                                                                                  ------------------
                                                                                                  ------------------
Net income allocated to preferred shareholders                                      (700)
                                                                        ----------------------

Net income available to common shareholders                                      $ 2,526
                                                                        ----------------------
                                                                        ----------------------
Net income available per weighted-average common share of
beneficial interest - Basic and diluted                                          $  0.19
                                                                        ----------------------
                                                                        ----------------------


See notes to consolidated and combined financial statements.

                      Prime Group Realty Trust (the Company)
           and Predecessor Properties (the Predecessor to the Company)

             Consolidated Statement of Cash Flows of the Company and
               Combined Statement of Cash Flows of the Predecessor
                                 (000's omitted)
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                        --------------------------------------------
                                                                                 1998                   1997
                                                                        ----------------------   -------------------
                                                                          PRIME GROUP REALTY         PREDECESSOR
                                                                                TRUST                PROPERTIES
                                                                              (Restated)
OPERATING ACTIVITIES
Net income(loss)                                                                 $ 3,226               $(6,616)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Amortization of costs for leases assumed (included in rental
       revenue)                                                                      291                   311
     Depreciation and amortization                                                 5,335                 3,079
     Interest added to principal on mortgage note payable -
       Affiliate                                                                      --                 2,758
     Standby loan fee-affiliate added to principal on mortgage note
       payable - Affiliate                                                            --                   130
     Minority interest                                                             1,965                  (259)
     Changes in operating assets and liabilities:
       (Increase) decrease in tenant receivables                                     (81)                  167
       (Increase) decrease in deferred rent receivable                              (136)                  115
       (Increase) decrease in other assets                                        (5,987)                  410
       Increase (decrease) in accrued interest payable                               639                  (185)
       Decrease in accrued real estate taxes                                        (995)               (1,149)
       Increase (decrease) in accounts payable and accrued expenses                  181                (2,842)
       Decrease in liabilities for leases assumed                                    (65)                 (263)
       Increase in other liabilities                                               3,629                 1,286
                                                                        ----------------------   -------------------
Net cash provided by (used in) operating activities                                8,002                (3,058)


                        Prime Group Realty Trust (the Company)
             and Predecessor Properties (the Predecessor to the Company)

               Consolidated Statement of Cash Flows of the Company and
           Combined Statement of Cash Flows of the Predecessor (Continued)
                                   (000's omitted)
                                     (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                        --------------------------------------------
                                                                                 1998                   1997
                                                                        -----------------------  -------------------
                                                                          PRIME GROUP REALTY         PREDECESSOR
                                                                                TRUST                PROPERTIES
                                                                              (Restated)
INVESTING ACTIVITIES
Expenditures for real estate                                                    $(146,818)             $(1,314)
Leasing costs                                                                      (1,789)                (676)
Additions to mortgage note receivable                                                 (86)                  --
Increase in escrow deposits for property acquisitions                             (26,753)                  --
(Increase) decrease in due from affiliates                                           (245)               1,857
                                                                        -----------------------  -------------------
Net cash used in investing activities                                            (175,691)                (133)

FINANCING ACTIVITIES
Proceeds from the private placement of common shares                               47,194                   --
Proceeds from mortgage notes payable                                              155,230                   --
Proceeds from mortgage notes payable - Affiliate                                       --                1,384
Repayment of mortgage notes payable                                               (27,529)                 (28)
Repayment of mortgage note payable - Affiliate                                     (3,984)                  --
Financing costs                                                                    (2,393)                  --
Decrease in due to affiliates                                                          --                  (26)
Contributions from minority interest - Other                                        1,000                   --
Distribution to minority interest - Operating partnership                          (1,706)                  --
Distributions to partners                                                              --                   (3)
Dividends paid to preferred shareholders                                             (345)                  --
Dividends paid to common shareholders                                              (2,160)                  --
                                                                        -----------------------  -------------------
Net cash provided by financing activities                                         165,307                1,327
                                                                        -----------------------  -------------------

Net decrease in cash and cash equivalents                                          (2,382)              (1,864)
Cash and cash equivalents at beginning of period                                   11,969                5,573
                                                                        -----------------------  -------------------

Cash and cash equivalents at end of period                                       $  9,587              $ 3,709
                                                                        -----------------------  -------------------
                                                                        -----------------------  -------------------


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

5.  RECENT DEVELOPMENTS

During the period from January 1, 1998 through March 31, 1998 the Company acquired the following three office properties:


                                                            NET                         MORTGAGE
                                                          RENTABLE      ACQUISITION     DEBT (*)
                                                           SQUARE        COST (IN         (IN            MONTH
      PROPERTY               LOCATION                      FEET          MILLIONS       MILLIONS)       ACQUIRED
--------------------------------------------------------------------------------------------------------------------
33 North Dearborn            Chicago, IL                  302,818         $ 34.3          $18.0           1/98
Commerce Point               Arlington Hts., IL           235,269           29.2           20.0           2/98
208 South LaSalle Street     Chicago, IL                  827,494           61.1           45.8           3/98
                                                        ---------------------------------------
                                                        1,365,581         $124.6          $83.8
                                                        ---------------------------------------
                                                        ---------------------------------------


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

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the period from January 1, 1998 through March 31, 1998:

Numerator:
   Net income available to common shareholders
     (in 000's)                                                                       $     2,526
                                                                                      -----------
                                                                                      -----------
Denominator:
   Denominator for basic earnings per share-
     weighted-average common shares                                                    13,180,667
   Employee stock options                                                                  40,243
                                                                                      -----------
   Denominator for diluted earnings per share-
     weighted average common shares                                                   $13,220,910
                                                                                      -----------
                                                                                      -----------

Basic and diluted available to common shares per weighted-average common
   share                                                                             $      0.19
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


                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        1998             1997
                                                                      -------           -------
Total revenue (in 000's)                                              $33,194           $30,534
                                                                      -------           -------
                                                                      -------           -------
Net income (in 000's)                                                 $ 3,597           $ 3,983
                                                                      -------           -------
                                                                      -------           -------
Earnings per diluted common share                                     $  0.19           $  0.21
                                                                      -------           -------
                                                                      -------           -------


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

8.  SUBSEQUENT EVENTS

In April 1998, the Company acquired the following two office properties:


                                                                               ACQUISITION
                                                              NET RENTABLE       COST (IN          MORTGAGE DEBT
       PROPERTY               LOCATION                         SQUARE FEET       MILLIONS)         (IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------
122 South Michigan           Chicago, IL                          512,660           $29.7              $ --
2100 Swift Drive             Oak Brook, IL                         58,000             7.4               5.0
                                                              -----------        --------          --------
                                                                  570,660           $37.1              $5.0
                                                              -----------        --------          --------
                                                              -----------        --------          --------


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

As of May 15, 1998 the Company was party to contracts to acquire the following two office buildings (the "Pending Acquisitions"):


                                                                                                     ESTIMATED
                                                                                                    ACQUISITION
                                                                             NET RENTABLE              COST
      PROPERTY                        LOCATION                               SQUARE FEET           (IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------
Two Century Centre                  Schaumburg, IL                               217,960               $34.6
6400 Shafer Court                   Rosemont, IL                                 167,495                21.4
                                                                             -----------         -----------
                                                                                 385,455               $56.0
                                                                             -----------         -----------
                                                                             -----------         -----------


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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 OF THE COMPANY TO THE THREE MONTHS ENDED MARCH 31, 1997 OF THE PREDECESSOR PROPERTIES

In analyzing the operating results for the quarter ended March 31, 1998, the changes in rental and tenant reimbursements income, property operating expenses, real estate taxes and depreciation and amortization from 1997 are due principally to the addition of operating results from properties contributed and acquired as part of the Company's IPO as well as properties acquired after the IPO through March 31, 1998.

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

Income allocated to minority interest increased $2.2 million to $2.0 million for the three months ended March 31, 1998 due to an increase in income before minority interest of $12.1 million, or 175.4%, to $5.2 million and a change in the ownership structure from the three months ended March 31, 1997. The increase in income before minority interest is due to the additional properties either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the effects of the IPO.

Net income increased $9.8 million to $3.2 million for the three months ended March 31, 1998 due to the changes in revenue, expenses and minority interest described above.

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

HISTORICAL CASH FLOWS

The Company had net cash provided by (used in) operating activities of $8.0 million and ($3.1) million for the three months ended March 31, 1998 and 1997, respectively. The $11.3 million increase is primarily due to a $9.8 million increase in net income, a $2.2 million increase in depreciation and amortization expense, a $2.2 million increase in income allocated to minority interest, a $0.8 million increase in accrued interest, a $3.3 million increase in accounts payable and accrued expenses, and a $2.3 million increase in other liabilities, offset by a $2.9 million decrease in interest expense and fees added to principal on mortgage note payable-affiliate and a $6.4 million increase in other assets.

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

The Company had net cash provided by financing activities of $165.3 million and $1.3 million for the three months ended March 31, 1998 and 1997, respectively. The $163.8 million increase in net cash provided by financing activities from the period ended March 31, 1997 through the period ended March 31, 1998 was due to net proceeds of $47.2 million from the Private Placement, net proceeds from mortgage notes payable of $123.7 million and additional minority interest contributions of $1.0 million, offset by distributions to preferred shareholders, common shareholders and minority interest of $4.2 million.

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


(IN THOUSANDS)                                                                   PRO FORMA (1)         ACTUAL
                                                                                 -------------        --------
Net income allocated to common shareholders                                         $ 2,897            $2,526
Adjustments to reconcile to Funds from Operations:
   Real estate depreciation and amortization                                          5,467             5,015
   Amortization of costs for leases assumed                                             291               291
   Straight-line rental revenue                                                         (28)              (28)
   Minority interest                                                                  2,254             1,965
                                                                                 -------------        --------
Funds from Operations (2)                                                           $10,881            $9,769
                                                                                 -------------        --------
                                                                                 -------------        --------


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

                  None.

ITEM 5.  Other Information.

                  None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

EXHIBIT
NUMBER    DESCRIPTION

3.1* Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference

3.2* Amended and Restated Bylaws of Prime Group Realty Trust as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.3* Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership") as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.4* Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

3.5* Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

3.6* Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998 as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

3.7* Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

3.8* Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

3.9* Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership dated as of March 25, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

10.1* Amendment No. 2 to the Credit Facility dated as of March 16, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

10.2* Amendment No. 3 to the Credit Facility dated as of March 30, 1998 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

10.3* Purchase Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the purchasers thereto as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

10.4* Registration Rights Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the other parties thereto as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference.

10.5* Limited Liability Company Agreement of Prime/Beitler Development Company, L.L.C. dated as of March 30, 1998 between Penny Beitler L.L.C. and Prime Group Realty, L.P. as filed as an exhibit to Amendment No.1 to the Company's Registration Statement on Form S-11 (No. 333-51599) as filed with the Securities and Exchange Commission on May 14, 1998 and incorporated herein by reference

 .......................
*         Previously Filed

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

                                                   PRIME GROUP REALTY TRUST
                                                   -----------------

                                                   Registrant


Date:         May 14, 1999
                                                   /s/  Richard S. Curto
                                                   -----------------
                                                   Richard S. Curto
                                                   President and Chief Executive
                                                   Officer


Date:         May 14, 1999                        /s/  William M. Karnes
                                                   -----------------
                                                   William M. Karnes
                                                   Executive Vice President and
                                                   Chief Financial Officer