Form 10-Q/A
period 1998-06-30
PRIME GROUP REALTY TRUST
filed 1999-05-17
CIK 1042798

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 14, 1998, 15,572,494 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST
                                   FORM 10-Q/A

                                      INDEX

PART I:    FINANCIAL INFORMATION


Item 1:    Financial Statements (Unaudited)                                                         PAGE
                                                                                                    ----
           Consolidated Balance Sheets of Prime Group Realty Trust
           as of June 30, 1998 and December 31, 1997..........................................         3

           Consolidated Statement of Income of Prime Group Realty
           Trust for the Three Months Ended June 30, 1998 and the
           Combined Statement of Operations of the Predecessor
           Properties (predecessor to Prime Group Realty Trust) for
           the Three Months Ended June 30, 1997...............................................         4

           Consolidated Statement of Income of Prime Group Realty
           Trust for the Six Months Ended June 30, 1998 and the
           Combined Statement of Operations of the Predecessor
           Properties (predecessor to Prime Group Realty Trust) for
           the Six Months Ended June 30, 1997.................................................         5

           Consolidated Statement of Cash Flows of Prime Group Realty Trust for
           the Six Months Ended June 30, 1998 and the Combined Statement of Cash
           Flows of the Predecessor Properties (predecessor to Prime Group
           Realty Trust) for
           the Six Months Ended June 30, 1997.................................................     6 - 7

           Notes to Consolidated and Combined Financial Statements
           of Prime Group Realty Trust and of the Predecessor
           Properties (predecessor to Prime Group Realty Trust)...............................    8 - 13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................   14 - 20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................        20

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................        21
Item 2.    Changes in Securities and Use of Proceeds..........................................        21
Item 3.    Defaults Upon Senior Securities....................................................        21
Item 4.    Submission of Matters to a Vote of Security Holders................................        21
Item 5.    Other Information..................................................................        21
Item 6.    Exhibits and Reports on Form 8-K...................................................        22

Signatures ...................................................................................        23


                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1998           1997
                                                                                   -----------    -------------
                          ASSETS                                                     (RESTATED)
Real estate and equipment, at cost:
    Land........................................................................      $157,913    $    92,440
    Building and improvements ..................................................       688,485        496,839
                                                                                   -----------    -----------
                                                                                       846,398        589,279
    Accumulated depreciation ...................................................       (12,424)        (2,338)
                                                                                   -----------    -----------
                                                                                       833,974        586,941
Mortgage note receivable .......................................................        56,988         56,263
Cash and cash equivalents ......................................................        13,167         11,969
Tenant receivables .............................................................         6,185          3,897
Restricted cash escrows ........................................................        10,484          3,175
Deferred rent receivable .......................................................        38,492         37,751
Deferred costs, net ............................................................        32,033         28,472
Due from affiliates ............................................................         6,352          5,258
Other ..........................................................................        25,053          7,742
                                                                                   -----------    -----------
Total assets ...................................................................   $ 1,022,728    $   741,468
                                                                                   -----------    -----------
                                                                                   -----------    -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable .........................................................   $   378,501    $   249,610
Mortgage note payable - Affiliate ..............................................          --            3,984
Bonds payable ..................................................................        74,450         74,450
Accrued interest payable .......................................................         1,703          1,245
Accrued real estate taxes ......................................................        25,420         17,915
Accounts payable and accrued expenses ..........................................        17,720         13,903
Liabilities for leases assumed .................................................         5,083          5,758
Dividends payable ..............................................................         6,597          2,505
Other ..........................................................................         5,712            822
                                                                                   -----------    -----------
Total liabilities ..............................................................       515,186        370,192
Minority interests:
    Operating Partnership ......................................................       147,271        147,207
    Other ......................................................................         1,000             --
Shareholders' equity:
    Preferred shares:
      Series B Cumulative Redeemable Preferred Shares, $.01 par value; 4,600,000 shares authorized, 4,000,000
        issued and outstanding .................................................            40             --
      Series A Cumulative Convertible Preferred Shares,
        $.01 par value; 30,000,000 shares authorized, 2,000,000
        issued and outstanding .................................................            20             20
    Common shares, $.01 par value; 100,000,000 shares
      authorized; 15,572,494 and 12,980,000 shares issued and
      outstanding at June 30, 1998 and December 31, 1997,
      respectively .............................................................           156            130
    Additional paid-in capital .................................................       365,756        225,632
    Distributions in excess of earnings ........................................        (6,701)        (1,713)
                                                                                   -----------    -----------
Total shareholders' equity .....................................................       359,271        224,069
                                                                                   -----------    -----------
Total liabilities and shareholders' equity .....................................   $ 1,022,728    $   741,468
                                                                                   -----------    -----------
                                                                                   -----------    -----------


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


                                                                         THREE MONTHS ENDED
                                                                                JUNE 30
                                                                     --------------------------
                                                                          1998          1997
                                                                     -------------  -----------
                                                                      PRIME GROUP   PREDECESSOR
                                                                      REALTY TRUST   PROPERTIES
                                                                     -------------  -----------
                                                                       (RESTATED)
REVENUE
Rental ..............................................................   $ 23,391    $  8,145
Tenant reimbursements ...............................................     10,026       3,563
Mortgage note interest ..............................................      1,507        --
Other ...............................................................      1,999         263
                                                                        --------    --------

Total revenue .......................................................     36,923      11,971

EXPENSES
Property operations .................................................      6,885       1,961
Real estate taxes ...................................................      6,874       2,767
Depreciation and amortization .......................................      6,240       3,413
Interest ............................................................      8,061       7,019
Interest - Affiliates ...............................................       --         2,719
Financing fees ......................................................       --           272
Property and asset management fees - Affiliates .....................       --           412
General and administrative ..........................................      1,648         907
Provision for environmental remediation costs .......................       --         3,205
                                                                        --------    --------

Total expenses ......................................................     29,708      22,675
                                                                        --------    --------

Income (loss) before minority interest and extraordinary item .......      7,215     (10,704)
Minority interest ...................................................     (2,352)        109
                                                                        --------    --------

Income (loss) before extraordinary item .............................      4,863     (10,595)
Extraordinary loss on extinguishment of debt, net of minority
  interest of $375 ..................................................       (525)       --
                                                                        --------    --------

Net income (loss) ...................................................      4,338    $(10,595)
                                                                                    --------
                                                                                    --------

Net income allocated to preferred shareholders ......................     (1,341)
                                                                        --------

Net income available to common shareholders .........................   $  2,997
                                                                        --------
                                                                        --------

Net income available per  weighted-average
    common share of beneficial interest - Basic and diluted .........   $   0.19
                                                                        --------
                                                                        --------


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



                                                                          SIX MONTHS ENDED
                                                                                JUNE 30
                                                                      -------------------------
                                                                          1998         1997
                                                                      ------------  -----------
                                                                       PRIME GROUP  PREDECESSOR
                                                                      REALTY TRUST   PROPERTIES
                                                                      ------------  -----------
                                                                       (RESTATED)
REVENUE
Rental ..............................................................   $ 41,476    $ 16,131
Tenant reimbursements ...............................................     18,401       7,769
Mortgage note interest ..............................................      3,014        --
Other ...............................................................      2,783         689
                                                                        --------    --------

Total revenue .......................................................     65,674      24,589


EXPENSES
Property operations .................................................     11,941       4,318
Real estate taxes ...................................................     12,232       5,590
Depreciation and amortization .......................................     11,575       6,492
Interest ............................................................     14,476      13,587
Interest - Affiliates ...............................................       --         5,649
Financing fees ......................................................       --           640
Property and asset management fees - Affiliates .....................       --           801
General and administrative ..........................................      3,044       1,886
Provision for environmental remediation costs .......................       --         3,205
                                                                        --------    --------

Total expenses ......................................................     53,268      42,168
                                                                        --------    --------

Income (loss) before minority interest and extraordinary item .......     12,406     (17,579)
Minority interest ...................................................     (4,317)        368
                                                                        --------    --------

Income (loss) before extraordinary item .............................      8,089     (17,211)
Extraordinary loss on extinguishment of debt, net of minority
  interest of $375 ..................................................       (525)       --
                                                                        --------    --------

Net income (loss) ...................................................      7,564    $(17,211)
                                                                                    --------
                                                                                    --------

Net income allocated to preferred shareholders ......................     (2,041)
                                                                        --------

Net income available to common shareholders .........................   $  5,523
                                                                        --------
                                                                        --------

Net income available per  weighted-average
    common share of beneficial interest - Basic and diluted .........   $   0.39
                                                                        --------
                                                                        --------


          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30
                                                              ----------------------------
                                                                  1998            1997
                                                              -------------   ------------
                                                               PRIME GROUP    PREDECESSOR
                                                               REALTY TRUST    PROPERTIES
                                                              -------------   -----------
                                                               (RESTATED)
OPERATING ACTIVITIES
Net income (loss) ............................................   $  7,564    $(17,211)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Amortization of costs for leases assumed
      (included in rental revenue) ...........................        591         622
    Depreciation and amortization ............................     11,575       6,492
    Interest added to principal on mortgage note
      payable - Affiliate ....................................       --         5,642
    Standby loan fee-affiliate added  to principal on mortgage
      note payable - Affiliate ...............................       --           262
    Minority interest ........................................      4,317        (368)
    Extraordinary item, net ..................................        525        --
    Changes in operating assets and liabilities:
      Increase in tenant receivables .........................     (2,288)       (154)
      (Increase) decrease in deferred rent receivable ........       (741)        149
      Increase in deferred costs .............................       --          (921)
      (Increase) decrease in other assets ....................    (18,046)        458
      Increase (decrease) in accrued interest payable ........        458         (53)
      Increase in accrued real estate taxes ..................      7,505         977
      Increase (decrease) in accounts payable and accrued
        expenses .............................................      1,246      (1,797)
      Decrease in liabilities for leases assumed .............       (380)       (542)
      Increase in other liabilities ..........................      4,890       3,717
                                                                 --------    --------

Net cash provided by (used in) operating activities ..........     17,216      (2,727)


          See notes to consolidated and combined financial statements.

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
         COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                 (000'S OMITTED)
                                   (UNAUDITED)



                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                         ---------------------------
                                                              1998          1997
                                                         ------------   ------------
                                                          PRIME GROUP   PREDECESSOR
                                                         REALTY TRUST    PROPERTIES
                                                         ------------   ------------
                                                          (RESTATED)

INVESTING ACTIVITIES
Expenditures for real estate and equipment ..............  $(257,119)    $(3,612)
Leasing costs ...........................................     (1,789)       --
Additions to mortgage note receivable ...................        (25)       --
Increase in escrow deposits for property acquisitions ...     (7,309)       --
(Increase) decrease in due from affiliates ..............     (1,094)      2,803
                                                            ---------   ---------

Net cash used in investing activities ...................   (267,336)       (809)

FINANCING ACTIVITIES
Proceeds from the sale of Series B Cumulative Redeemable
  Preferred Shares ......................................     95,318        --
Proceeds from the private placement of common shares ....     47,194        --
Proceeds from mortgage notes payable ....................    341,856         480
Proceeds from mortgage notes payable- Affiliate .........       --         1,980
Repayment of mortgage notes payable .....................   (212,268)        (62)
Repayment of mortgage note payable- Affiliate ...........     (3,984)       --
Financing costs .........................................     (4,161)       --
Increase in due to affiliates ...........................       --            26
Contributions from minority interest - other ............      1,000        --
Distribution to minority interest - Operating Partnership     (5,176)       --
Distributions to partners ...............................       --            (3)
Dividends paid to preferred shareholders ................     (1,045)       --
Dividends paid to common shareholders ...................     (7,416)       --
                                                           ----------   ---------

Net cash provided by financing activities ...............    251,318       2,421
                                                           ----------   ---------

Net (decrease) increase in cash and cash equivalents ....      1,198      (1,115)

Cash and cash equivalents at beginning of period ........     11,969       5,573
                                                           ----------   ---------

Cash and cash equivalents at end of period ..............    $13,167     $4,458
                                                           ==========   =========



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

2.   FORMATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was formed in Maryland on July 21, 1997 to succeed to and expand the office and industrial real estate business of The Prime Group, Inc. ("PGI"), which consisted of a portfolio of five office and seventeen industrial properties, as well as a parking garage facility and the office and industrial real estate ownership, acquisition, development, leasing and management businesses historically conducted by PGI (the "PGI Properties"). On November 17, 1997, the Company completed its initial public offering (the "IPO" or "Offering") of 12.98 million common shares of beneficial interest ("Common Shares") and the private placement of 2.0 million Series A Cumulative Convertible Preferred Shares ("Convertible Preferred Shares") of beneficial interest (the "Convertible Preferred Share Private Placement"). The Company's assets are owned and controlled by, and all of its operations are conducted through, Prime Group Realty, L.P. (the "Operating Partnership") and other subsidiaries. The Operating Partnership also sold 4,569,893 common units in the Operating Partnership for $85.0 million to Primestone Investment Partners, L.P. ("Primestone Joint Venture"), a joint venture between PGI and certain affiliates of Blackstone Real Estate Advisors, L.P., BRE/Primestone Investment L.L.C. and BRE/Primestone Joint Venture in exchange for the contribution of 3,375,000 of its common units in the Operating Partnership received from the contribution of its interest in the PGI Properties to the Operating Partnership.

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

5.   RECENT DEVELOPMENTS

During the period from January 1, 1998 through June 30, 1998 the Company acquired the following eight office properties:


                                                        NET           ACQUISITION     MORTGAGE
                                                     RENTABLE            COST          DEBT (*)      MONTH
           PROPERTY                   LOCATION     SQUARE FEET       (IN MILLIONS)  (IN MILLIONS)   ACQUIRED
           --------                   --------     -----------       -------------  -------------   --------

33 North Dearborn                Chicago, IL                302,818          $34.4          $18.0     1/98
Commerce Point                   Arlington Hts., IL         236,642           29.4           20.0     2/98
208 South LaSalle Street         Chicago, IL                827,494           61.2           45.8     3/98
122 South Michigan               Chicago, IL                512,369           29.6            ---     4/98
2100 Swift Drive                 Oak Brook, IL               58,000            6.2            5.2     4/98
6400 Shafer Court                Rosemont, IL               161,730           21.4           14.4     5/98
Two Century Centre               Schaumburg, IL             217,960           35.7            ---     6/98
Oak Brook Business Center        Oak Brook, IL              199,245           16.2            ---     6/98
                                                          ---------        -------        -------
                                                          2,516,258        $ 234.1        $ 103.4
                                                          ---------        -------        -------
                                                          ---------        -------        -------


(*) See Management's Discussion and Analysis of Financial Condition and Results of Operations -"Liquidity and Capital Resources" for a description of the debt terms.

In June 1998, the Company acquired the following parcels of land under two purchase contracts:


                                                                                         ACQUISITION
                                                                                            COST
            PROPERTY                         LOCATION                    ACRES          (IN MILLIONS)
            --------                         --------                    -----          -------------

        Aurora Land - I                     Aurora, IL                    37.3              $ 3.1
        Aurora Land - II                    Aurora, IL                    17.4                1.4
                                                                          ----              ------
                                                                          54.7              $ 4.5
                                                                          ----              ------
                                                                          ----              ------

The contracts require purchase of an additional 132.7 acres over a three to five year period for additional consideration of $10,394,210. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion.

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

In February 1998, the Company refinanced $48.8 million of letters of credit that provided credit enhancements on certain of the Company's bonds payable from the Credit Facility to a separate financing facility provided by a financial institution (the "New LOC's"). The New LOC's have a quarterly fee of 1.4% of the face amount and are collateralized by mortgages on certain industrial and office properties and a $5.0 million cash collateral account.

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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


5.   RECENT DEVELOPMENTS (CONTINUED)

On May 15, 1998, the Company obtained a 7.22% note payable with a principal balance of $75.0 million, collateralized by a mortgage on the suburban office building known as Continental Towers. The note matures in 2013, with a prepayment option in 2005, and has monthly payments of principal and interest, using a 25-year principal amortization payment schedule. The Company used $70.0 million of the proceeds to repay a portion of the Credit Facility. The remaining proceeds were utilized to pay related costs and to fund escrow reserve required by the terms of the note.

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

On and after June 5, 2003, the Series B Cumulative Redeemable Preferred Shares may be redeemed at the option of the Company at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the sale of proceeds of other capital shares of beneficial interest of the Company.

6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company intends to adopt Statement 133 in 1999. Management believes that the adoption of Statement 133 will not have a material affect on the Company's results of operations or financial position.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest ("Common Share") for the three months and six months ended June 30, 1998:


                                                     THREE MONTHS        SIX MONTHS
                                                         ENDED              ENDED
                                                     JUNE 30, 1998      JUNE 30, 1998
                                                     -------------      -------------

NUMERATOR:
Net income available to Common Shares before
  extraordinary item ........................            $3,522             $6,048
  Extraordinary item ........................              (525)              (525)
                                                         ------             ------
Numerator for basic earnings per share-income
  available to Common Shares ................            $2,997             $5,523
                                                         ------             ------
                                                         ------             ------

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


7.   EARNINGS PER SHARE (CONTINUED)

                                                                                THREE MONTHS      SIX MONTHS
                                                                                    ENDED            ENDED
                                                                                JUNE 30, 1998   JUNE 30, 1998
                                                                                -------------   -------------
DENOMINATOR:
Denominator for basic earnings per share - weighted
  average common shares ..................................................        15,572,494       14,383,258
                                                                                 -----------    -------------

  Effect of dilutive securities:
    Employee stock options ...............................................                --           16,545
                                                                                 -----------    -------------
Denominator for diluted earnings per share -
  adjusted weighted-average common shares and assumed
  conversions ............................................................        15,572,494       14,399,803
                                                                                 -----------    -------------
                                                                                 -----------    -------------

Basic and diluted earnings available to common shares per weighted average common share:
  Net income before extraordinary item ...................................       $      0.22     $       0.42
  Extraordinary item .....................................................             (0.03)           (0.03)
                                                                                 -----------    -------------

  Net income per common share ............................................       $      0.19     $       0.39
                                                                                 -----------    -------------
                                                                                 -----------    -------------

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



                                                                        SIX MONTHS        ENDED JUNE 30,
                                                                           1998                1997
                                                                       -------------      --------------

      Total revenue (in 000's)                                           $ 75,499            $ 70,553
                                                                         --------            --------
                                                                         --------            --------
      Net income (in 000's)                                              $ 10,667            $  6,761
                                                                         --------            --------
                                                                         --------            --------
      Net income (loss) available to common shareholders (in 000's)      $  4,767            $   (861)
                                                                         --------            --------
                                                                         --------            --------
      Earnings (loss) per common share                                   $   0.31            $  (0.06)
                                                                         --------            --------
                                                                         --------            --------


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

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs are no longer incurred by the Company.

In 1997, the Predecessor Properties recorded a provision for environmental remediation costs of $3.2 million as an estimate of costs to be incurred for environmental clean-up of certain properties. In management's opinion, no additional provision is necessary.

Income allocated to minority interest increased $2.5 million to $2.4 million for the three months ended June 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $17.9 million to $7.2 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to certain ownership percentages changing during the IPO.

Net income increased $14.9 million to $4.3 million for the three months ended June 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

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

Interest expense had a net decrease of $4.8 million, or 24.7%, to $14.5 million during the six months ended June 30, 1998. The decrease was due to an $17.9 million decrease as a result of the repayment of debt with proceeds from the Company's IPO, offset by an increase of $13.1 million due to mortgages obtained on certain of the properties which were contributed or acquired after the IPO, as well as Credit Facility and Line of Credit borrowings used to fund property acquisitions.

General and administrative expense increased $1.2 million during the six months ended June 30, 1998, reflecting costs related to the Company's new public status and its increased size.

The decrease in financing fees and property and asset management fees is due to these fees being incurred by the Predecessor Properties under their previous ownership and the costs are no longer incurred by the Company.

In 1997, the Predecessor Properties recorded a provision for environmental remediation costs of $3.2 million as an estimate of costs to be incurred for environmental clean-up of certain properties. In management's opinion, no additional provision is necessary.

Income allocated to minority interest increased $4.7 million to $4.3 million for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $30.0 million to $12.4 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties being either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the certain ownership percentages changing during the IPO.

Net income increased $24.8 million to $7.6 million for the six months ended June 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

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

       1998 MORTGAGE NOTES. During 1998, the Company has acquired five of its eight new Office Properties with proceeds from property mortgage loans. The following is a summary of those loans:


                                  INITIAL
                                 PRINCIPAL                               INTEREST
      PROPERTY                 (IN MILLIONS)                              RATE (%)                  MATURITY
--------------------         ----------------------               ----------------------           ----------
33 North Dearborn                $  18.0                       LIBOR plus 165 basis points           1/2000
Commerce Point                      20.0                                    7.07                     2/2008
208 South LaSalle                   45.8                                    7.785                    4/2008
2100 Swift Drive                     5.2                                    7.19                     5/2028
6400 Shafer Court                   14.4                                    7.09                     5/2028
                                  ------
                                 $ 103.2
                                  ======


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

The Company had net cash provided by (used in) operating activities of $17.2 million and $(2.7) million for the six months ended June 30, 1998 and 1997, respectively. The $19.9 million increase is primarily due to a $24.8 million increase in net income, a 5.1 million increase in depreciation and amortization expense, a $4.7 million increase in income allocated to minority interest, a $0.5 million increase in accrued interest, a $3.0 million increase in accounts payable and accrued expenses, a $6.5 million increase in accrued real estate taxes, and a $1.2 million increase in other liabilities, offset by a $5.9 million decrease in interest expense and fees added to principal on mortgage note payable affiliate, a $2.1 million increase in tenant receivables, and a $18.5 million increase in other assets.

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

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of the Company's Funds from Operations for the six months ended June 30, 1998 (in thousands):


                                                                 PROFORMA(1)   ACTUAL
                                                                 -----------   ------

Net income allocated to common shareholders.................     $ 4,767     $ 5,523

       Real estate depreciation and amortization............      12,055      10,849
       Amortization of costs for leases assumed.............         566         566
       Straight-line rental revenue adjustments.............        (522)       (522)
       Minority interest....................................       3,402       4,317
       Extraordinary loss...................................          --         525
                                                                  ------      ------

Funds from Operations (2)...................................     $20,268     $21,258
                                                                  ------      ------
                                                                  ------      ------


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

ITEM 2.           Changes in Securities and Use of Proceeds

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

ITEM 3.           Defaults Upon Senior Securities.

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

The Company's annual Meeting of Shareholders was held on May 22, 1998. At the meeting, shareholders voted on (i) the election of two trustees; and (ii) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1998. Voting on each such matter was as follows:


                                      VOTES               VOTES             WITHHELD/           BROKER
                                       FOR               AGAINST           ABSTENTIONS         NON-VOTES
                                      -----              -------           -----------         ---------

1.    Election of Trustees:

      Michael W. Reschke           13,096,353               ---               6,640                0
      Jacque M. Ducharme           13,095,053               ---               7,940                0

2.    Ratification of Auditors:    13,092,902             3,750               6,341                0


ITEM 5.           Other Information.

                  None

ITEM 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:


  EXHIBIT
  NUMBER                                                  DESCRIPTION
  ------                                                  -----------


      3.1*      Amendment No. 7 to the Amended and Restated Agreement of Limited  Partnership dated as of April 15, 1998 as filed  as an  exhibit  to  Amendment  No. 1 to the  Company's  Registration  Statement  on Form  S-11  (No.
                333-51599) as filed with the Commission on May 14, 1998 and incorporated herein by reference

      3.2*      Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998

      3.3*      Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998

      3.4*      Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998

      4.1*      Articles Supplementary Classifying and Designating a Series of
                Preferred Shares of Beneficial Interest as 9% Series B
                Cumulative Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such
                Series dated June 1, 1998

     10.1*      Amendment No. 4 to the Credit  Facility  dated as of April 24, 1998 as filed as an exhibit to Amendment No.
                1 to the Company's  Registration Statement on Form S-11 (No. 333-51599) as filed with the Commission on May
                14, 1998 and incorporated herein by reference

     10.2*      Subordination and Intercreditor  Agreement made as of May 14, 1998 among Connecticut General Life Insurance
                Company and Prime Group Realty, L.P.

     10.3*      Employment Agreement dated as of May 6, 1998 by and between the Company and Louis Conforti

     10.4* Promissory Note dated May 14, 1998 in the principal amount of $75,000,000.00 made by American National Bank and Trust Company of Chicago, a national banking association, not personally but solely as trustee under trust agreement dated July 26, 1977 and known as Trust No. 40935 and American National Bank and Trust
                Company of Chicago, a national banking association, as successor trustee to First Bank, N.A., as successor trustee to National
                Boulevard Bank of Chicago, not personally, but solely as trustee under trust agreement dated September 27, 1976 and known as Trust No. 5602, payable to the order of Connecticut General Life
                Insurance Company

     27.1       Financial Data Schedule


         ---------------

 *   Previously Filed

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

                                           PRIME GROUP REALTY TRUST
                                           ------------------------
                                           Registrant



Date:      MAY 14, 1999                    /S/  RICHARD S. CURTO
       -------------------------           ---------------------
                                           Richard S. Curto
                                           President and Chief Executive Officer


Date:      MAY 14, 1999                    /S/  WILLIAM M. KARNES
       -------------------------           ----------------------
                                           William M. Karnes
                                           Executive Vice President and
                                           Chief Financial Officer