Form 10-Q/A
period 1998-09-30
PRIME GROUP REALTY TRUST
filed 1999-05-17
CIK 1042798

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

                            PRIME GROUP REALTY TRUST
                                   FORM 10-Q/A

                                      INDEX

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)                                                         Page
                                                                                                    ----
           Consolidated Balance Sheets of Prime Group Realty Trust
           as of September 30, 1998 and December 31, 1997.....................................         3

           Consolidated Statement of Income of Prime Group Realty
           Trust for the Three Months Ended September 30, 1998 and the
           Combined Statement of Operations of the Predecessor
           Properties (predecessor to Prime Group Realty Trust) for
           the Three Months Ended September 30, 1997..........................................         4

           Consolidated Statement of Income of Prime Group Realty
           Trust for the Nine Months Ended September 30, 1998 and the
           Combined Statement of Operations of the Predecessor
           Properties (predecessor to Prime Group Realty Trust) for
           the Nine  Months Ended September 30, 1997..........................................         5

           Consolidated Statement of Cash Flows of Prime Group Realty Trust for
           the Nine Months Ended September 30, 1998 and the Combined Statement
           of Cash Flows of the Predecessor Properties (predecessor to Prime
           Group Realty Trust) for the Nine Months Ended September 30, 1997...................     6 - 7

           Notes to Consolidated and Combined Financial Statements
           of Prime Group Realty Trust and of the Predecessor
           Properties (predecessor to Prime Group Realty Trust)...............................    8 - 14

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................   15 - 22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................        22

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................        23
Item 2.    Changes in Securities and Use of Proceeds..........................................        23
Item 3.    Defaults Upon Senior Securities....................................................        23
Item 4.    Submission of Matters to a Vote of Security Holders................................        23
Item 5.    Other Information..................................................................        23
Item 6.    Exhibits and Reports on Form 8-K...................................................        24

Signatures ...................................................................................        25

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1998                     1997
                                                                            -----------             -----------
                                                                            (RESTATED)
                                 ASSETS

Real estate and equipment, at cost:
    Land .......................................................            $   138,964             $    92,440
    Building and improvements ..................................                692,630                 496,839
                                                                            -----------             -----------
                                                                                831,594                 589,279
    Accumulated depreciation ...................................                (18,240)                 (2,338)
                                                                            -----------             -----------
                                                                                813,354                 586,941
    Property under development .................................                 43,353                    --
                                                                            -----------             -----------
                                                                                856,707                 586,941

Mortgage note receivable .......................................                 58,590                  56,511
Cash and cash equivalents ......................................                  8,138                  11,969
Tenant receivables .............................................                  4,625                   3,820
Restricted cash escrows ........................................                 49,750                   3,175
Deferred rent receivable .......................................                 38,881                  37,828
Deferred costs, net ............................................                 31,623                  28,472
Due from affiliates ............................................                  8,037                   5,258
Other ..........................................................                 29,917                   7,494
                                                                            -----------             -----------
Total assets ...................................................            $ 1,086,268             $   741,468
                                                                            -----------             -----------
                                                                            -----------             -----------
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .........................................            $   296,956             $    90,610
Credit facilities ..............................................                138,700                 159,000
Mortgage note payable - Affiliate ..............................                   --                     3,984
Bonds payable ..................................................                 74,450                  74,450
Accrued interest payable .......................................                  1,973                   1,245
Accrued real estate taxes ......................................                 31,836                  17,915
Accounts payable and accrued expenses ..........................                 20,221                  13,903
Liabilities for leases assumed .................................                  4,790                   5,758
Dividends payable ..............................................                  8,122                   2,505
Other ..........................................................                  7,083                     822
                                                                            -----------             -----------
Total liabilities ..............................................                584,131                 370,192
Minority interests:
    Operating Partnership ......................................                146,811                 147,207
    Other ......................................................                  1,000                    --
Shareholders' equity:
    Preferred shares, $0.1 par value, 30,000,000 authorized:
      Series B Cumulative Redeemable Preferred Shares,
        4,600,000 designated; 4,000,000 issued and outstanding .                     40                    --
      Series A Cumulative Convertible Preferred Shares,
        2,000,000 designated, issued and outstanding ...........                     20                      20
    Common shares, $.01 par value; 100,000,000 shares
      authorized; 15,325,594 and 12,980,000 shares issued and
      outstanding at September 30, 1998 and December 31, 1997,
      respectively .............................................                    153                     130
    Additional paid-in capital .................................                361,954                 225,632
    Distributions in excess of earnings ........................                 (7,841)                 (1,713)
                                                                            -----------             -----------
Total shareholders' equity .....................................                354,326                 224,069
                                                                            -----------             -----------
Total liabilities and shareholders' equity .....................            $ 1,086,268             $   741,468
                                                                            -----------             -----------
                                                                            -----------             -----------

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

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     -------------------------------
                                                                          1998               1997
                                                                     ------------        -----------
                                                                     PRIME GROUP         PREDECESSOR
                                                                     REALTY TRUST         PROPERTIES
                                                                     ------------         ----------
                                                                      (RESTATED)
REVENUE
Rental ....................................................            $ 28,050             $  8,839
Tenant reimbursements .....................................               9,488                3,875
Mortgage note interest ....................................               1,415                 --
Other .....................................................               2,298                  217
                                                                       --------             --------

Total revenue .............................................              41,251               12,931

EXPENSES
Property operations .......................................               8,817                2,497
Real estate taxes .........................................               6,869                2,361
Depreciation and amortization .............................               6,611                4,074
Interest ..................................................               7,615                6,885
Interest - Affiliates .....................................                --                  2,978
Financing fees ............................................                --                    294
Property and asset management fees - Affiliates ...........                --                    276
General and administrative ................................               1,651                1,087
                                                                       --------             --------
Total expenses ............................................              31,563               20,452
                                                                       --------             --------

Income (loss) before minority interest ....................               9,688               (7,521)
Minority interest .........................................              (2,704)                  98
                                                                       --------             --------


Net income (loss) .........................................            $  6,984             $ (7,423)
                                                                       --------             --------
                                                                                            --------

Net income allocated to preferred shareholders ............              (2,950)
                                                                       --------

Net income available to common shareholders ...............            $  4,034
                                                                       --------
                                                                       --------

Net income available per  weighted-average
    common share of beneficial interest - Basic and diluted            $   0.26
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

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        ---------------------------------
                                                                            1998                 1997
                                                                        ------------          -----------
                                                                        PRIME GROUP           PREDECESSOR
                                                                        REALTY TRUST          PROPERTIES
                                                                        ------------          ----------
                                                                         (RESTATED)
REVENUE
Rental ......................................................            $  69,525             $  24,970
Tenant reimbursements .......................................               27,889                11,644
Mortgage note interest ......................................                4,429                  --
Other .......................................................                5,083                   906
                                                                         ---------             ---------

Total revenue ...............................................              106,926                37,520

EXPENSES
Property operations .........................................               20,758                 6,815
Real estate taxes ...........................................               19,101                 7,951
Depreciation and amortization ...............................               18,186                10,566
Interest ....................................................               22,091                20,472
Interest - Affiliates .......................................                 --                   8,627
Financing fees ..............................................                 --                     934
Property and asset management fees - Affiliates .............                 --                   1,077
General and administrative ..................................                4,695                 2,973
Provision for environmental remediation costs ...............                 --                   3,205
                                                                         ---------             ---------

Total expenses ..............................................               84,831                62,620
                                                                         ---------             ---------

Income (loss) before minority interest and extraordinary item               22,095               (25,100)
Minority interest ...........................................               (7,022)                  466
                                                                         ---------             ---------

Income (loss) before extraordinary item .....................               15,073               (24,634)
Extraordinary loss on extinguishment of debt, net of minority
  interest of $375 ..........................................                 (525)                 --
                                                                         ---------             ---------

Net income (loss) ...........................................            $  14,548             $ (24,634)
                                                                         ---------             ---------
                                                                                               ---------

Net income allocated to preferred shareholders ..............               (4,991)
                                                                         ---------

Net income available to common shareholders .................            $   9,557
                                                                         ---------
                                                                         ---------
Net income available per  weighted-average
    common share of beneficial interest - Basic and diluted .            $    0.65
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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
               COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                           1998                1997
                                                                        ------------        -----------
                                                                        PRIME GROUP         PREDECESSOR
                                                                        REALTY TRUST         PROPERTIES
                                                                        ------------        -----------
                                                                         (RESTATED)
OPERATING ACTIVITIES
Net income (loss) ............................................            $ 14,548             $(24,634)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Amortization of costs for leases assumed
      (included in rental revenue) ...........................                 852                  873
    Depreciation and amortization ............................              18,186               10,566
    Interest added to principal on mortgage note
      payable - Affiliate ....................................                --                  8,619
    Standby loan fee-affiliate added  to principal on mortgage
      note payable - Affiliate ...............................                --                    393
    Minority interest ........................................               7,022                 (466)
    Extraordinary item, net ..................................                 525                 --
    Changes in operating assets and liabilities:
      Increase in tenant receivables .........................                (805)              (3,559)
      (Increase) decrease in deferred rent receivable ........              (1,053)                 221
      Increase in deferred costs .............................                --                 (1,601)
      (Increase) decrease in other assets ....................              (6,558)                 473
      Increase (decrease) in accrued interest payable ........                 728                 (287)
      Increase (decrease) in accrued real estate taxes .......              13,921                 (304)
      Increase (decrease) in accounts payable and accrued
        expenses .............................................                 999               (1,254)
      Decrease in liabilities for leases assumed .............                (968)                (879)
      Increase in other liabilities ..........................               6,261                1,867
                                                                          --------             --------

Net cash provided by (used in) operating activities ..........              53,658               (9,972)

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

             CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
         COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        1998               1997
                                                                    ------------        -----------
                                                                    PRIME GROUP         PREDECESSOR
                                                                    REALTY TRUST         PROPERTIES
                                                                    ------------        -----------
                                                                     (RESTATED)
INVESTING ACTIVITIES
Expenditures for real estate and equipment ..............            $(281,974)            $  (4,270)
Leasing costs ...........................................               (2,174)                 --
Additions to mortgage note receivable ...................               (2,079)                 --
Increase in restricted cash escrows .....................              (46,575)                 --
(Increase) decrease in due from affiliates ..............               (2,779)                2,803
                                                                     ---------             ---------

Net cash used in investing activities ...................             (335,581)               (1,467)

FINANCING ACTIVITIES
Proceeds from the sale of Series B Cumulative Redeemable
  Preferred Shares ......................................               94,369                  --
Common stock repurchases ................................               (4,013)                 --
Proceeds from the private placement of  common shares ...               47,194                  --
Proceeds from mortgage notes payable ....................              291,656                   736
Proceeds from mortgage notes payable- affiliate .........                 --                   2,820
Net repayment of Credit Facility ........................              (20,300)                 --
Repayment of mortgage notes payable .....................              (84,611)                  (62)
Repayment of mortgage note payable- affiliate ...........               (3,984)                 (225)
Financing costs .........................................              (19,520)                 --
Increase in due to affiliates ...........................                 --                   5,164
Contributions from minority interest - other ............                1,000                  --
Distribution to minority interest - operating partnership               (8,641)                 --
Distributions to partners ...............................                 --                      (3)
Dividends paid to preferred shareholders ................               (2,386)                 --
Dividends paid to common shareholders ...................              (12,672)                 --
                                                                     ---------             ---------

Net cash provided by financing activities ...............              278,092                 8,430
                                                                     ---------             ---------

Net decrease in cash and cash equivalents ...............               (3,831)               (3,009)

Cash and cash equivalents at beginning of period ........               11,969                 5,573
                                                                     ---------             ---------

Cash and cash equivalents at end of period ..............            $   8,138             $   2,564
                                                                     ---------             ---------
                                                                     ---------             ---------



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

5.   RECENT DEVELOPMENTS

During the period from January 1, 1998 through September 30, 1998, Prime acquired the following eight office properties:

                                                              NET         ACQUISITION    MORTGAGE
                                                           RENTABLE          COST          DEBT (*)     MONTH
       PROPERTY                   LOCATION                SQUARE FEET    (IN MILLIONS) (IN MILLIONS)   ACQUIRED
       --------                   --------                -----------    ---------------------------   --------
33 North Dearborn                Chicago, IL                302,818          $34.4          $18.0        1/98
Commerce Point                   Arlington Hts., IL         236,642           29.2           20.0        2/98
208 South LaSalle Street         Chicago, IL                827,494           61.2           45.8        3/98
122 South Michigan               Chicago, IL                512,369           29.6            --         4/98
2100 Swift Drive                 Oak Brook, IL               58,000            7.4            5.2        4/98
6400 Shafer Court                Rosemont, IL               161,730           21.3           14.4        5/98
Two Century Centre               Schaumburg, IL             217,960           35.7            --         6/98
Oak Brook Business Center        Oak Brook, IL              199,245           16.2            --         6/98
                                                          ---------        -------        -------
                                                          2,516,258        $ 235.0        $ 103.4
                                                          ---------        -------        -------
                                                          ---------        -------        -------

(*) See Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" for a description of the debt terms.

During the period from January 1, 1998 through September 30, 1998, Prime acquired the following parcels of land:

                                                                                  ACQUISITION
                                                                                      COST          MONTH
            PROPERTY                      LOCATION                  ACRES         (IN MILLIONS)    ACQUIRED
            --------                      --------                  -----         -------------    --------
        Aurora Land - I                  Aurora, IL                  37.3              $3.1         6/98
        Aurora Land - II                 Aurora, IL                  17.4               1.4         6/98
          DeKalb Land                    DeKalb, IL                  42.1               0.6         7/98
      Rolling Meadows Land           Rolling Meadows, IL              0.6               0.1         7/98
  Libertyville Industrial Land        Libertyville, IL               12.8               2.0         7/98
    Libertyville Office Land          Libertyville, IL               21.6               3.3         9/98
                                                                    -----             -----
                                                                    131.8             $10.5
                                                                    -----             -----
                                                                    -----             -----

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

On March 30, 1998, Prime entered into a joint venture that acquired an approximately 67,000 square foot vacant parcel of land located in the Chicago, Illinois central business district ("Chicago CBD"). The parcel was acquired for the potential development of a Class A multi-purpose facility, with approximately 1,000,000 square feet of office space, approximately 100,000 square feet of retail space and a parking garage with a capacity for approximately 250 cars. Prime has economic control of the joint venture and, therefore, has consolidated the operations of the joint venture from the date of inception. The joint venture entered into a bank loan in the amount of $13.5 million to acquire the land. Interest is payable monthly at a

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

5.  RECENT DEVELOPMENTS (CONTINUED)

rate of LIBOR plus 200 basis points or at the lender's prime rate. The note matures April 1, 1999, not including a six-month extension option. The other joint venturer's interest has been reflected as Minority Interest - Other at September 30, 1998.

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

                     PRIME GROUP REALTY TRUST (THE COMPANY)
           AND PREDECESSOR PROPERTIES (THE PREDECESSOR TO THE COMPANY)

       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per Prime's weighted-average common shares for the three months and nine months ended September 30, 1998 (in thousands, except per share data):

                                                                     THREE MONTHS            NINE MONTHS
                                                                        ENDED                  ENDED
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                         1998                   1998
                                                                     ------------            ------------
NUMERATOR:
    Net income available to common shares before
      extraordinary item ................................            $      4,034            $     10,082
      Extraordinary item ................................                    --                      (525)
                                                                     ------------            ------------
    Numerator for basic earnings per share-income
      available to common shares ........................            $      4,034            $      9,557
                                                                     ------------            ------------
                                                                     ------------            ------------
DENOMINATOR:
    Denominator for basic and diluted earnings per share
      - weighted average common shares ..................              15,535,023              14,771,655
                                                                     ------------            ------------
                                                                     ------------            ------------
    Basic and diluted earnings available to common shares
     per weighted average
      common share:
      Net income before extraordinary item ..............            $       0.26            $       0.68
      Extraordinary item ................................                    --                      (0.3)
                                                                     ------------            ------------
      Net income per common share .......................            $       0.26            $       0.65
                                                                     ------------            ------------
                                                                     ------------            ------------

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

individuals had contributed certain of their respective properties and operations to the Operating Partnership in exchange for common units of the Operating Partnership, (iii) the Operating Partnership acquired various office and industrial properties, a mortgage note receivable and a property management company from various third parties with cash and debt proceeds, (iv) the Operating Partnership repaid debt on certain of the contribution properties and
(v) the Operating Partnership had borrowed and repaid certain other debt. The unaudited pro forma condensed consolidated statements of operations information should be read in conjunction with unaudited pro forma condensed consolidated financial statements and all of the historical financial statements contained in Form 10-K. In management's opinion, all adjustments necessary to reflect the transactions described above have been made.

The unaudited pro forma condensed consolidated statements of operations information of Prime is not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the company.

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                    ------------------------------
                                                                      1998                  1997
                                                                    ---------            ---------
Total revenue (in 000's)                                            $ 119,379            $ 106,608
                                                                    ---------            ---------
                                                                    ---------            ---------
Net income (in 000's)                                               $  18,762            $   9,275
                                                                    ---------            ---------
                                                                    ---------            ---------
Net income (loss) available to common shareholders (in 000's)       $   9,912            $    (425)
                                                                    ---------            ---------
                                                                    ---------            ---------
Earnings (loss) per common share                                    $    0.65            $   (0.03)
                                                                    ---------            ---------
                                                                    ---------            ---------

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

Income allocated to minority interest increased $2.8 million to $2.7 million for the three months ended September 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $17.2 million, or 228.8%, to $9.7 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to certain ownership percentages changing during the IPO.

Net income increased $14.4 million to $7.0 million for the three months ended September 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

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

Income allocated to minority interest increased $7.5 million to $7.0 million for the nine months ended September 30, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $47.2 million, or 188.0%, to $22.1 million and a change in the ownership structure. The increase in income before minority interest is due to additional properties being either contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to the certain ownership percentages changing during Prime's IPO.

Net income increased $39.2 million to $14.5 million for the nine months ended September 30, 1998 compared to the same period in 1997 due to the changes in revenue, expenses and minority interest described above.

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

         1998 MORTGAGE NOTES. During 1998, Prime has acquired five of its eight new office properties with proceeds from property mortgage loans. The following is a summary of those loans:

                              INITIAL
                             PRINCIPAL                 INTEREST
      PROPERTY             (IN MILLIONS)                 RATE (%)             MATURITY
--------------------     ----------------     ---------------------------     ----------
33 North Dearborn       $           18.0      LIBOR plus 165 basis points      1/2000
Commerce Point                      20.0                 7.070                 2/2008
208 South LaSalle                   45.8                 7.785                 4/2008
2100 Swift Drive                     5.2                 7.190                 5/2028
6400 Shafer Court                   14.4                 7.090                 5/2028
                         ---------------

                        $          103.4
                         ---------------
                         ---------------

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

         INTEREST RATE PROTECTION AGREEMENTS. On August 21, 1998 and August 25, 1998, Prime entered into two Treasury Lock agreements with two financial institutions to determine the interest rate on 10 year Treasury notes effective on the date of the agreements. One of the agreements was entered into in anticipation of a planned future securitization of a $170.0 million loan related to the 77 West Wacker Drive property (see Note 9). The other agreement was entered into in anticipation of debt related to the acquisition of the IBM Plaza and National City Center properties (see discussion below). One of the agreements expires on December 21, 1998 and the other agreement expires on February 18, 1999. Prime has made deposits as required by the agreements which are included in other assets at September 30, 1998 and if the yield on the U.S. ten-year Treasury note at settlement is less than the locked yield, the calculated notional amount will be amortized over the terms of future debt instruments as an adjustment to interest expense. Prime intends to consummate debt transactions equal to the notional value of the agreements.

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

Prime had net cash provided by (used in) operating activities of $53.7 million and $ (10.0) million for the nine months ended September 30, 1998 and 1997, respectively. The $63.7 million increase is primarily due to a $39.2 million increase in net income, a $7.6 million increase in depreciation and amortization expense, a $7.5 million increase in income allocated to minority interest, a $2.8 million decrease in tenant receivables, a $1.6 million decrease in deferred costs, a $1.0 million increase in accrued interest payable, a $2.3 million increase in accounts payable and accrued expenses, a $14.2 million increase in accrued real estate taxes, and a $4.4 million increase in other liabilities, offset by a $9.0 million decrease in interest expense and fees added to principal on mortgage note payable affiliate, a $1.3 million increase in deferred rent receivables, and a $22.3 million increase in other assets.

Prime had net cash used in investing activities of $ 335.6 million and $ 1.5 million for the nine months ended September 30, 1998 and 1997, respectively. The $334.1 million increase in net cash used in investing activities from the period ended September 30, 1997 as compared to the period ended September 30, 1998 was primarily due to an $277.7 million increase in expenditures for real estate and equipment, principally related to the acquisition of eight office properties and six land parcels, $46.6 million increase in escrow deposits, a $5.6 million net increase in advances to affiliates, $2.1 million in additional advances to mortgage note receivable and a $2.2 million increase in leasing costs.

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

Net income allocated to common shareholders.....................   $    9,557

       Real estate depreciation and amortization................       16,955
       Amortization of costs for leases assumed.................          852
       Straight-line rental revenue adjustments.................       (1,053)
       Minority interest........................................        7,022
       Extraordinary loss.......................................          525
                                                                    ---------

Funds from operations (1).......................................   $   33,858
                                                                    ---------
                                                                    ---------

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

Prime's plan to resolve the Year 2000 issues involves three phases: assessment, remediation and implementation. To date, Prime has completed 75% of the assessment phase and 25% of the remediation phase. Prime expects to complete the remainder of the assessment and remediation phases by early to mid 1999 and complete the implementation phase by mid 1999. Prime will utilize both internal and external resources in order to upgrade and remediate, or replace, systems that are not in compliance with the Year 2000. Prime has estimated the total cost for its Year 2000 project to be $2.5 million. Of the total project cost, Prime estimates approximately $2.0 million is attributable to the purchase and implementation of new software and equipment which will be capitalized and the remainder relates to the assessment, modifications to existing hardware and software, and training which will be expensed as incurred.

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

On July 22, 1998, Prime entered into a purchase agreement to acquire two office buildings (IBM Plaza and National City Center) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, Prime terminated the purchase agreement in accordance with the terms of the agreement, because the sellers were unable to satisfy a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified Prime in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw an aggregate of $20.0 million under two earnest money letters of credit provided by Prime under the terms of the purchase agreement. In accordance with such instructions, the earnest money escrow agent drew down the earnest money letters of credit and deposited the funds in an escrow account. Pursuant to the terms of the purchase agreement, such earnest money funds will remain deposited in the escrow account until the escrow agent receives a joint disbursement direction from Prime and the sellers or until a court of competent jurisdiction directs the disbursement of the escrow funds in a final order. The escrow agent's draw in the earnest money letters of credit, which were issued under the Credit Facility, increased Prime's outstanding indebtedness under the Credit Facility by such earnest money funds. Prime believes that the sellers are not entitled to the earnest money and intends to vigorously pursue available remedies to obtain a return of the earnest money deposited in the escrow account. On September 21, 1998, the sellers filed a complaint against Prime alleging that Prime breached the contract and seeking, among other things, the earnest money now held in the escrow account (which amount is included in restricted cash escrows at September 30, 1998). On October 30, 1998, Prime filed its answer to the above complaint and denied all material allegations of the complaint. Prime also filed a counterclaim against the sellers alleging that the sellers breached the contract and seeking the return of the above mentioned earnest money and other damages. Although Prime intends to vigorously defend this lawsuit and prosecute its counterclaim, the company is unable to predict the outcome of this dispute.


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

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

       EXHIBIT
        NUMBER                        DESCRIPTION
       -------    ---------------------------------------------------------
         3.1*     Amendment No. 11 to the Amended and Restated Agreement of
                  Limited Partnership dated as of July 15, 1998

         3.2* Amendment No. 12 to the Amended and Restated Agreement of Limited Partnership dated as of August 15, 1998

         3.3* Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1998

         12.1* Computation of Ratios of Earnings to Fixed Charges and Preferred Share Distributions

         27.1     Financial Data Schedule

         ---------------
*  Previously filed.


(b)               Reports on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIME GROUP REALTY TRUST
                                        Registrant



Date:    May 14, 1999                   /s/  Richard S. Curto
       ----------------------           ---------------------
                                        Richard S. Curto
                                        President and Chief Executive Officer


Date:    May 14, 1999                   /s/  William M. Karnes
       ----------------------           ----------------------
                                        William M. Karnes
                                        Executive Vice President and
                                        Chief Financial Officer