Form 10-Q
period 1999-03-31
PRIME GROUP REALTY TRUST
filed 1999-05-17
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

At May 13, 1999, 15,135,727 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX

Part I:  Financial Information

Item 1.   Financial Statements (Unaudited)                                  PAGE
          Consolidated Balance Sheets as of March 31, 1999 and
          December 31, 1998                                                   3

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998                                       4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998                                5

          Notes to Consolidated Financial Statements                          6-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11-17

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                       18

Part II:  Other Information

Item 1.   Legal Proceedings                                                   19
Item 2.   Changes in Securities                                               19
Item 3.   Defaults Upon Senior Securities                                     20
Item 4.   Submission of Matters to a Vote of Security Holders                 20
Item 5.   Other Information                                                   20
Item 6.   Exhibits and Reports on Form 8-K                                    20

Signatures                                                                    21

                                      Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                                         Prime Group Realty Trust
                                       Consolidated Balance Sheets
                                    (000's omitted, except share data)
                                               (Unaudited)



                                                                                    March 31,           December 31,
                                                                                       1999                  1998

                                                                                ---------------------------------------
ASSETS
Real estate, at cost:
   Land                                                                               $  169,480         $  139,505
   Building and improvements                                                             811,824            630,518
   Tenant improvements                                                                    76,796             73,008
                                                                                ---------------------------------------
                                                                                       1,058,100            843,031
   Accumulated depreciation                                                              (31,692)           (24,756)
                                                                                ---------------------------------------
                                                                                       1,026,408            818,275
   Property under development                                                             56,623             51,376
                                                                                ---------------------------------------
                                                                                       1,083,031            869,651
Mortgage note receivable                                                                  64,565             63,270
Cash and cash equivalents                                                                 12,634             46,500
Tenant receivables                                                                        10,838              7,288
Restricted cash escrows                                                                   28,693             53,820
Deferred rent receivable                                                                  39,656             39,062
Deferred costs, net                                                                       33,061             32,891
Loans receivable from services company                                                     6,383              7,055
Other                                                                                     50,022             44,977
                                                                                ---------------------------------------
Total assets                                                                          $1,328,883         $1,164,514
                                                                                ---------------------------------------
                                                                                ---------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable                                                                $  652,932         $  518,718
Credit facilities                                                                         28,595                  -
Bonds payable                                                                             74,450             74,450
Accrued interest payable                                                                   3,281              2,440
Accrued real estate taxes                                                                 38,792             29,657
Accounts payable and accrued expenses                                                     21,344             26,068
Liabilities for leases assumed                                                             4,162              4,792
Dividends payable                                                                          8,104              8,080
Other                                                                                      4,307              4,523
                                                                                ---------------------------------------
Total liabilities                                                                        835,967            668,728
Minority interests:
   Operating Partnership                                                                 143,655            144,781
   Other                                                                                   1,000              1,000
Shareholders' equity:

   Preferred Shares, $0.01 par value; 30,000,000 shares authorized:

       Series B - Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding at March 31, 1999 and December 31,
         1998

                                                                                              40                 40
       Series A - Cumulative Convertible Preferred Shares, 2,000,000 shares designated, issued and outstanding at March 31, 1999 and December 31,
         1998

                                                                                              20                 20
   Common Shares, $0.01 par value; 100,000,000 shares authorized; 15,135,727 and
     15,110,794 shares issued and outstanding at March 31, 1999 and December 31,
     1998, respectively

                                                                                             151                151
   Additional paid-in capital                                                            360,366            360,017
   Distributions in excess of earnings                                                   (12,316)           (10,223)
                                                                                ---------------------------------------
Total shareholders' equity                                                               348,261            350,005
                                                                                ---------------------------------------

Total liabilities and shareholders' equity                                            $1,328,883         $1,164,514
                                                                                ---------------------------------------
                                                                                ---------------------------------------

See notes to consolidated financial statements.

                                         Prime Group Realty Trust
                                    Consolidated Statements of Income

                                  (000's omitted, except per share data)
                                               (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                        --------------------------------------------
                                                                                 1999                 1998
                                                                        --------------------------------------------
REVENUE
Rental                                                                          $ 32,616               $18,085
Tenant reimbursements                                                             12,901                 8,375
Mortgage note interest                                                             1,506                 1,507
Other                                                                              2,613                   784
                                                                        --------------------------------------------
Total revenue                                                                     49,636                28,751

EXPENSES
Property operations                                                               10,650                 5,056
Real estate taxes                                                                  9,375                 5,358
Depreciation and amortization                                                      7,958                 5,335
Interest                                                                          10,378                 6,415
Loss on treasury lock termination                                                    557                     -
Loss on land development option                                                      600                     -
General and administrative                                                         2,050                 1,396
                                                                        --------------------------------------------
Total expenses                                                                    41,568                23,560
                                                                        --------------------------------------------
Income before minority interests                                                   8,068                 5,191
Minority interests                                                                (2,056)               (1,965)
                                                                        --------------------------------------------
Net income                                                                         6,012                 3,226
Net income allocated to preferred shareholders                                    (3,000)                 (700)
                                                                        --------------------------------------------
Net income available to common shareholders                                      $ 3,012               $ 2,526
                                                                        --------------------------------------------
                                                                        --------------------------------------------
Net income available per weighted-average common share of
  beneficial interest - Basic and diluted                                         $ 0.20               $  0.19
                                                                        --------------------------------------------
                                                                        --------------------------------------------

See notes to consolidated financial statements.

                                         Prime Group Realty Trust
                                  Consolidated Statements of Cash Flows
                                             (000's omitted)
                                               (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                        --------------------------------------------
                                                                                 1999                 1998
                                                                        --------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $  6,012               $ 3,226
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Amortization of costs for leases assumed (included in rental
       revenue)                                                                      245                   291
     Interest income and development fees added to mortgage note                    (456)                   --
       receivable principal
     Depreciation and amortization                                                 7,958                 5,335
     Loss on treasury lock termination                                               557                     -
     Loss on land development option                                                 600                     -
     Minority interests                                                            2,056                 1,965
     Changes in operating assets and liabilities:
       Increase in tenant receivables                                             (3,550)                  (81)
       Increase in deferred rent receivable                                         (594)                 (136)
       Decrease (increase) in other assets                                         3,831                (5,987)
       Increase in accrued interest payable                                          841                   639
       Increase (decrease) in accrued real estate taxes                            9,135                  (995)
       Increase (decrease) in accounts payable and accrued expenses               (4,724)                  181
       Decrease in liabilities for leases assumed                                   (277)                  (65)
       (Decrease) increase in other liabilities                                     (216)                3,629
                                                                        --------------------------------------------
Net cash provided by operating activities                                         21,418                 8,002

INVESTING ACTIVITIES
Expenditures for real estate and equipment                                      (157,324)             (146,818)
Leasing costs                                                                       (941)               (1,789)
Additional advances on mortgage note receivable                                     (839)                  (86)
Decrease (increase) in restricted cash escrows                                    25,127               (26,753)
Option deposits                                                                  (18,000)                   --
(Loans)repayments from services company                                              672                  (245)
                                                                        --------------------------------------------
Net cash used in investing activities                                           (151,305)             (175,691)

FINANCING ACTIVITIES
Financing costs                                                                     (849)               (2,393)
Deposits recovered on treasury lock agreements                                     9,215                   ---
Proceeds from mortgage notes payable                                              72,000               155,230
Net proceeds from credit facilities                                               28,595                   ---
Repayment of mortgage notes payable                                               (1,378)              (27,529)
Repayment of mortgage note payable - Affiliate                                         -                (3,984)
Contributions from minority interest - Other                                           -                 1,000
Distribution to minority interest - Operating partnership                         (3,482)               (1,706)
Proceeds from the sale of common shares                                                -                47,194
Dividends paid to Series B-Preferred shareholders                                 (2,250)                  ---
Dividends paid to Series A-Preferred shareholders                                   (730)                 (345)
Dividends paid to common shareholders                                             (5,100)               (2,160)
                                                                        --------------------------------------------
Net cash provided by financing activities                                         96,021               165,307
                                                                        --------------------------------------------
Net decrease in cash and cash equivalents                                        (33,866)               (2,382)
Cash and cash equivalents at beginning of period                                  46,500                11,969
                                                                        --------------------------------------------
Cash and cash equivalents at end of period                                   $    12,634              $  9,587
                                                                        --------------------------------------------
                                                                        --------------------------------------------

See notes to consolidated financial statements.

                                         Prime Group Realty Trust
                                Notes to Consolidated Financial Statements
                                               (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.  FORMATION AND ORGANIZATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 to continue the business of The Prime Group, Inc. and certain of its affiliates (collectively "PGI"). The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed its initial public offering with the sale of 12,380,000 of its common shares of beneficial interest at $20.00 per share and the private placement of 2,000,000 of the Company's Series A cumulative convertible preferred shares of beneficial interest at $20.00 per share. The Company contributed the initial net proceeds from the offering and private placement in exchange for 12,380,000 common units of partnership interest and 2,000,000 preferred units of partnership interest in Prime Group Realty, L.P. (the "Operating Partnership"). Subsequent to the initial public offering, the Company issued an additional 3,204,994 of its common shares (sold 600,000 common shares in 1997, sold 2,579,994 common shares in 1998 and granted 25,000 shares in 1998) and 4,000,000 of its Series B cumulative redeemable preferred shares and contributed the net proceeds to the Operating Partnership in exchange for the same number of common units and preferred units of partnership interest. In addition, during 1998, the Company repurchased 474,200 of its common shares for an aggregate of $7.3 million, pursuant to a common share repurchase program the Company established in September 1998 (Repurchase the lesser of 1,550,000 common shares or spend $7.5 million with share prices not to exceed $20.00 per common share.).

The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.4% of the common units of the Operating Partnership issued at both March 31, 1999 and December 31, 1998. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

3.  INCOME TAXES

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

5.  RECENT DEVELOPMENTS

During the period from January 1, 1999 through March 31, 1999, the Company acquired the following office and industrial properties (See "Liquidity and Capital Resources" for a description of the debt terms.):

                                                         NET
                                                   RENTABLE SQUARE  ACQUISITION COST     MORTGAGE
                                                         FEET        (IN MILLIONS)         DEBT      MONTH ACQUIRED
           PROPERTY                 LOCATION                                          (IN MILLIONS)
--------------------------------------------------------------------------------------------------------------------
Office:
   33 West Monroe Street(1)   Chicago, IL                 846,759       $101.3            $ 65.0       January
   National City Center       Cleveland, OH               766,965        105.0              63.6       February
     (1),(2),(3),(4)
Industrial:
   901 Technology Way (4)     Libertyville, IL             68,824          4.1               -         January
                                                   ---------------------------------------------------
                                                        1,682,548       $210.4            $128.6
                                                   ---------------------------------------------------
                                                   ---------------------------------------------------

-------------------

(1) Acquisition cost includes cash paid at closing plus prorations and accrued real estate taxes.

(2) The Company funded a portion of the acquisition costs with $30.0 million in advances from its credit facilities.

(3) Acquisition costs and mortgage debt include $2.0 million to adjust an assumed above market rate mortgage note payable to a current market rate.

(4) These properties were acquired from minority interest unit holders of the Operating Partnership or their affiliates.

On February 8, 1999, the Company signed a contract with a buyer pursuant to which the Company will construct and sell to the buyer an approximately 1,018 space parking garage, including approximately 4,000 square feet of retail space, on approximately 22,000 square feet of a 61,302 square foot parcel of land that the Company has under option to purchase in the Chicago central business district. The sales price is approximately $34.6 million, plus the value of any of the retail space leased by the Company at the time of sale up to a maximum of $1.75 million. In addition, the Company is entitled to receive an additional $1.0 million from the buyer if, within 15 years after the sale of the parking garage to the buyer, the Company substantially completes construction of an office building on the land containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with the Company. The Company intends to construct an office building on the land, which it will lease to third parties. The land parcel for the office building could not be obtained without obtaining the land for the parking garage and in order to construct an office building, parking must be provided pursuant to zoning requirements.

In March 1999, the option period for a parcel adjacent to one of our development property sites lapsed. The Company has recorded the related non-refundable option price of $600,000 as a loss on land development option in the statement of income for the three months ended March 31, 1999.

On March 1, 1999, the Company terminated a $160.0 million treasury lock agreement due to changes in terms and timing of the purchase of an office building as a result of an amended purchase agreement. This resulted in approximately $0.6 million on deposit related to the treasury lock agreement being forfeited at the time of termination. This has been recorded as a loss on treasury lock termination in the statement of income for the three months ended March 31, 1999. As of March 31, 1999, the Company had a treasury lock agreement with a financial institution to lock a notional amount of $170.0 million of debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreement to provide interest rate protection on future debt financings. The agreement was entered into in anticipation of a planned future securitization of a currently outstanding $170.0 million loan related to the 77 West Wacker Drive building, and had a lock rate of 5.016%. The agreement expired on April 15, 1999, but was extended to July 14, 1999 with the lock rate modified to 5.205%. On May 11, 1999, the Company terminated this treasury lock agreement resulting in a net settlement and gain upon termination of $1.1 million. During the three months ended March 31, 1999, the Company received net cash settlements of approximately $9.2 million related to both treasury lock agreements. At March 31, 1999, $4.9 million was on deposit and is included in other assets. An additional $6.0 million was received subsequent to March 31, 1999.

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 1999 and 1998:

                                                                                      1999              1998
                                                                                ------------------------------------
Numerator:
   Net income available to common shareholders
     (in thousands)                                                                    $    3,012      $     2,526
                                                                                ------------------------------------
                                                                                ------------------------------------
Denominator:
   Denominator for basic earnings per share-weighted-average common shares             15,131,849       13,180,667
   Employee stock options                                                                   2,262           40,243
                                                                                ------------------------------------
   Denominator for diluted earnings per share-
     weighted average common shares                                                    15,134,111       13,220,910
                                                                                ------------------------------------
                                                                                ------------------------------------
Basic and diluted earnings available to common shares per weighted-average
   common share                                                                       $      0.20      $      0.19
                                                                                ------------------------------------
                                                                                ------------------------------------

Options to purchase 1,122,833 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 1999 because the effect would be antidilutive.

The Company had 10,328,512 and 10,265,882 weighted-average common units outstanding during March 31, 1999 and 1998, respectively, of which 9,401,412 and 9,338,782, respectively, may be converted (on a one for one basis) into common shares at the option of the Company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A preferred shares outstanding during the three months ended March 31, 1999 and 1998 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

7.       SEGMENT REPORTING

The following summarizes the Company's historical segment operating results for the three months ended March 31, 1999 and 1998 (Amounts in thousands):


                                                                 Three months ended March 31, 1999
                                              -----------------------------------------------------------------------
                                                                                     Corporate/
                                                                                     Operating
                                                    Office         Industrial       Partnership          Total

                                              -----------------------------------------------------------------------
Total revenue                                         $42,306           $6,676              $654           $49,636
Total expenses                                         23,732            3,879           13,957             41,568
                                              -----------------------------------------------------------------------
Income (loss) before minority interests                18,574            2,797          (13,303)             8,068

FFO adjustments:
   Real estate depreciation and amortization            5,773            1,560                -              7,333

   Amortization of costs for leases assumed               245                -                -                245

   Straight-line rental revenue adjustments              (514)             (80)               -               (594)

   Loss on treasury lock termination                        -                -              557                557

   Loss on land development option                          -                -              600                600

   Net income allocated to preferred
     shareholders                                           -                -           (3,000)            (3,000)
                                              -----------------------------------------------------------------------
Funds from operations                               $  24,078          $ 4,277         $ (15,146)         $ 13,209
                                              -----------------------------------------------------------------------
                                              -----------------------------------------------------------------------


                                                                Three months ended March 31, 1998
                                              -----------------------------------------------------------------------
                                                                                     Corporate/
                                                                                     Operating
                                                    Office         Industrial       Partnership          Total
                                              -----------------------------------------------------------------------
Total revenue                                         $22,454           $5,944             $353            $28,751
Total expenses                                         12,427            3,051            8,082             23,560
                                              -----------------------------------------------------------------------
Income (loss) before minority interests                10,027            2,893           (7,729)             5,191
FFO adjustments:
   Real Estate depreciation and amortization            3,624            1,391               --              5,015
   Amortization of costs for leases assumed
                                                          291               --               --                291
   Straight line rental revenue adjustments
                                                          210             (238)              --                (28)
   Net income allocated to preferred
     cardholders                                           --               --             (700)              (700)
                                              -----------------------------------------------------------------------
Funds from operations                               $  14,152          $ 4,046          $(8,429)          $  9,769
                                              -----------------------------------------------------------------------
                                              -----------------------------------------------------------------------

The following summarizes the Company's segment assets and activity as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998:

                                                                                 March 31, 1999     December 31, 1998
                                                                                 ------------------------------------
Segment assets:
   Office                                                                              $  944,643        $  827,872
   Industrial                                                                             185,860           180,116
   Corporate/operating partnership                                                        198,380           156,526
                                                                                 ------------------------------------
Total consolidated assets                                                              $1,328,883        $1,164,514
                                                                                 ------------------------------------
                                                                                 ------------------------------------

                                                                                            Three months
                                                                                           ended March 31,
                                                                                 ------------------------------------
                                                                                        1999             1998
                                                                                 ------------------------------------
Expenditures for real estate:
   Office                                                                              $  145,434        $  145,976
   Industrial                                                                               6,959               775
   Corporate/operating partnership (includes property under development)                    4,931                67
                                                                                 ------------------------------------
Total expenditures for real estate                                                     $  157,324        $  146,818
                                                                                 ------------------------------------
                                                                                 ------------------------------------

8.  PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1998, (i) the Company had completed the 1998 sales of its common shares and Series B preferred shares and used the net proceeds to acquire preferred units and common units of the Operating Partnership, (iv) the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1998 and three properties acquired in 1999)with cash and debt proceeds. The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                               Three months ended March 31, 1999
                                                              ------------------------------------
                                                                     1999             1998
                                                              ------------------------------------
Total revenue (in thousands)                                          $52,784           $47,379
                                                              ------------------------------------
                                                              ------------------------------------
Net income available to common
  shareholders (in thousands)                                         $ 3,180           $ 2,976
                                                              ------------------------------------
                                                              ------------------------------------
Earnings per diluted common share                                     $  0.21           $  0.20
                                                              ------------------------------------
                                                              ------------------------------------

                                    - 10 -

9.  SUBSEQUENT EVENTS

On April 13, 1999, the Company modified the terms of the Company's Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters (1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant (described above). In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis. The Company made a $0.4 million one-time payment as part of this transaction.

On April 22, 1999, the Operating Partnership acquired 24.05 acres of undeveloped land in Carol Stream, Illinois from a board member who is also a minority interest unit holder, for a total of $3.1 million in common units and $0.1 million in cash. These acquisitions fulfill the Operating Partnership's 1998 commitment under land purchase obligations established at the Company's initial public offering.

On April 19, 1999, the Company sold approximately 161,710 net rentable square feet of its 122 South Michigan Avenue office building to National-Louis University (NLU) for a gross sales price of $14.95 million and proceeds, net of commission, closing costs and a capital improvement allowance, of $12.2 million. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. The Company will continue to own the remaining 350,659 net rentable square feet of the building and will be responsible for the management of the entire property.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 27 office properties containing an aggregate of approximately 8.2 million net rentable square feet, 48 industrial properties containing an aggregate of approximately 6.2 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property containing 728,860 net rentable square feet. At May 13, 1999, we also own approximately 249.1 acres of developable land and rights to acquire more than
301.7 additional acres of developable land which management believes could be developed with approximately 12.3 million rentable square feet of additional office and industrial space.

In terms of net rentable square feet, approximately 82.0% of our office properties and 88.6% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 87.6% of our total rental and tenant reimbursement revenue for the three months ended March 31, 1999. Our remaining office properties are located in Cleveland, Ohio; Nashville, Tennessee; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and our remaining industrial properties are located in the Columbus, Ohio metropolitan area. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under credit facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

In analyzing the operating results for the quarter ended March 31, 1999, the changes in rental and tenant reimbursements income, property operating expenses, real estate taxes and depreciation and amortization from 1998 are due principally to the addition of a full three months of operating results for properties acquired in 1998 and the additions of a partial quarter's worth of operating results for the three properties acquired during the first quarter of 1999.

For the three months ended March 31, 1999, rental revenue increased $14.5 million, or 80.4%, to $32.6 million, tenant reimbursement income increased $4.5 million, or 54.0%, to $12.9 million, other income increased 1.8 million, or 233.3% to $2.6 million, property operating expenses increased $5.6 million, or 110.6%, to $10.7 million, real estate tax expense increased $4.0 million, or 75.0%, to $9.4 million and depreciation and amortization increased $2.6 million, or 49.2%, to $8.0 million as compared to the three months ended March 31, 1998. The additional office and industrial properties resulted in increased rental revenue of $13.1 million (includes lease termination revenue of $2.8 million), tenant reimbursements income of $3.7 million, other income of $1.6 million, property operating expenses of $4.9 million, real estate tax expense of $3.4 million, and depreciation and amortization of $1.8 million for the three months ended March 31, 1999. Rental revenue, tenant reimbursement income and other income for properties held in both periods increased $1.4 million, $0.8 million and $0.2 million, respectively, for the three months ended March 31, 1999 primarily due to two properties acquired during the three months ended March 31, 1998 being owned during the entire three months ending March 31, 1999 and increased occupancy and rental rates at the other properties. Corresponding property operating expenses increased $0.7 million, real estate tax expense increased $0.6 million and depreciation and amortization increased $0.8 million for the three months ended March 31, 1999 primarily due to the two properties acquired during the three months ended
March 31, 1998 being owned during the entire three months ending March 31, 1999.

Interest expense increased $4.0 million, or 61.8%, to $10.4 million during the three months ended March 31, 1999. The increase was due to new mortgages obtained on certain of the properties which were acquired in 1999 and 1998 offset by refinancing of debt on certain existing properties at lower interest rates.

General and administrative expense increased $0.7 million, or 46.9%, to $2.1 million during the three months ended March 31, 1999, representing the expenses associated with the growth of the Company.

Income allocated to minority interests increased $0.1 million, or 4.6% to $2.1 million for the three months ended March 31, 1999 due to an increase in income before minority interest of $2.9 million, or 55.4%, to $8.1 million. The increase in income before minority interests is due to the additional properties acquired and the effects they had on revenue and expenses described above.

Net income increased $2.8 million, or 86.4% to $6.0 million for the three months ended March 31, 1999 due to the changes in revenue, expenses and minority interests described above associated with acquisitions and new leasing and releasing of tenant space.

LIQUIDITY AND CAPITAL RESOURCES

         CREDIT FACILITIES. Our credit facilities, with a maximum loan availability totaling $90.0 million, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the operating partnership. Subject to our compliance with the applicable loan covenants, the credit facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters-of-credit for the $26.9 million of tax-exempt bonds. At March 31, 1999, $28.6 million was drawn on credit facilities and an additional $26.9 million was used to provide letters of credit for the tax-exempt bonds.

         INDEBTEDNESS. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 1999 through 2013. We believe that our properties have excess value that may be utilized for additional mortgage borrowing or debt securitizations.

In connection with our 1999 acquisitions, we obtained the following new indebtedness:


                                                    Original
                                                    Principal
                                                     Balance                                            Maturity
                  Collateral (1)                   (In Millions)             Interest Rate                Date
--------------------------------------------------------------------------------------------------------------------
33 West Monroe (2)                                        $ 65.0        LIBOR + 2.0% increasing           1/02
                                                                            to 2.15% in 1/00
National City Center (3),(4)                                63.6                 6.75%                    4/01



1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2)      Interest payable monthly, with principal due at maturity.

(3)      Principal and interest payable monthly through maturity.

(4) Consists of two assumed notes of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55%, respectively. These interest rates are in excess of a current market rate, which we estimate to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect the imputed interest rate of 6.75% over the term of the notes.

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

         ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES. We expect to meet our short-term liquidity requirements through net cash provided by operations. Our properties require periodic investments of capital for tenant-related capital improvements. During 1998, our tenant improvements and leasing commissions averaged $18.04 per square foot of newly leased office space, $3.85 per square foot of renewal leased office space, and $4.53 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $8.6 million based upon average annual square feet for leases expiring during the years ending December 31, 1999 and 2000. Our cost of general capital improvements to our properties average approximately $3.0 million annually based upon an estimate of $0.26 per square foot.

We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other nonrecurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including the credit facilities) and the issuance of additional equity securities. The terms of the credit facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

HISTORICAL CASH FLOWS

We had net cash provided by operating activities of $21.1 million and $8.0 million for the three months ended March 31, 1999 and 1998, respectively. The $13.1 million increase is primarily due to a $2.8 million increase in net income, a $2.6 million increase in depreciation and amortization expense, a $0.6 million increase in loss on treasury lock termination, a $0.6 million increase in loss on land development option, a $0.1 million increase in income allocated to minority interest, a $9.8 million decrease in other assets, a $0.2 million increase in accrued interest, and a $8.1 million increase in accrued real estate taxes, offset by a $0.5 million increase in interest income and development costs added to the mortgage note receivable principal, a $3.5 million increase in tenant receivables, a $0.5 million increase in deferred rent receivable, a $4.9 million decrease in accounts payable and accrued expenses, a $0.2 million decrease in liabilities for leases assumed and a $3.8 million decrease in other liabilities.

We had net cash used in investing activities of $151.0 million and $175.7 million for the three months ended March 31, 1999 and 1998, respectively. The $24.7 million decrease in net cash used in investing activities from the period ended March 31, 1998 through the period ended March 31, 1999 was primarily due to a $0.8 million decrease in leasing costs, a $51.9 million decrease in restricted escrow deposits and a $0.9 million net repayment of loans to the services company, offset by a $10.5 million increase in expenditures for real estate and equipment, principally related to property acquisitions, a $18.0 million increase in option deposits, a $0.8 million increase in advances on the mortgage note receivable.

We had net cash provided by financing activities of $96.0 million and $165.3 million for the three months ended March 31, 1999 and 1998, respectively. The $69.3 million decrease in net cash provided by financing activities from the period ended March 31, 1998 through the period ended March 31, 1999 was due to, a $1.5 million decrease in financing costs, a $9.2 million increase in deposits recovered on treasury lock agreements, $28.6 million in net proceeds from the credit facilities, a $30.1 million decrease in the repayment of mortgage notes payable, offset by a $83.2 million decrease in proceeds from mortgage notes payable, a $1.0 million decrease in minority interest contributions, a $47.2 million decrease in net proceeds from a private placement and a $7.4 million increase in distributions to preferred shareholders, common shareholders and minority interests.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months ended March 31,1999 and 1998:


                                                                                         Three Months
                                                                                        Ended March 31
                                                                            ----------------------------------------
(IN THOUSANDS)                                                                     1999                1998
                                                                            ----------------------------------------
Net income allocated to common shareholders                                         $ 3,012            $2,526
Adjustments to reconcile to Funds from Operations:
   Real estate depreciation and amortization                                          7,333             5,015
   Amortization of costs for leases assumed                                             245               291
   Straight-line rental revenue                                                        (594)              (28)
   Loss on treasury lock termination                                                    557                 -
   Loss on land development option                                                      600                 -
   Minority interests                                                                 2,056             1,965
                                                                            ----------------------------------------

Funds from Operations (1)                                                           $13,209            $9,769
                                                                            ----------------------------------------
                                                                            ----------------------------------------

(1) We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that we report rental revenues on a cash basis

         (e.g., based on contractual lease terms), rather than a straight-line GAAP basis, which we believe results in a more accurate presentation of its actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other certain office and/or industrial REITs and, accordingly, may not be comparable to such other REITs. As a result of our reporting rental revenues on a contractual basis, contractual rent increases may cause reported Funds from Operations to increase. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

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

As of March 31, 1999, approximately $411.2 million of our outstanding indebtedness (including our Credit Facilities) was subject to interest at floating rates and future indebtedness may also be subject to floating rate interest. Offsetting this amount, as of March 31, 1999, the Company owned a treasury lock agreement with a notional amount of $170 million. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 1999. For the treasury lock agreement, the table presents the notional amount entered into and the lock rate.

                                        Interest Rate Sensitivity
                             Principal (Notional) amount by Expected Maturity
                                          Average Interest Rate


                                            1999      2000       2001      2002       2003     Thereafter   Total
                                         ----------------------------------------------------------------------------
                                                                    (DOLLARS IN MILLIONS)
Assets:

   Mortgage notes receivable (1)                 -        -          -         -           -     $ 64.6      $ 64.6
   Fixed interest rate                           -        -          -         -           -        9.64%

Liabilities:
   Mortgage notes payable (2):

     Fixed rate                            $  4.5    $ 6.4     $ 63.0      $ 4.5       $4.8       $261.7     $344.9
     Average interest rate                    7.05%    7.05%      6.78%      7.26%      7.26%        7.29%

   Variable rate                           $190.5    $61.2     $20.0      $65.0            -           -     $336.7
   Average interest rate (3)                  6.72%    7.03%     8.04%      7.07%          -           -

   Bonds payable (2):

     Variable rate                               -        -          -    $48.2            -      $26.3      $ 74.5
     Average interest rate (3)                   -        -          -      4.13%          -        3.55%

Treasury Lock Agreement Related to Anticipated Long-Term Debt Issuance

Treasury Lock Agreement (2),(4):

   Pay fixed                               $170.0         -          -         -           -           -     $170.0
   Lock rate                                  5.016       -          -         -           -           -
-------------


(1) See Note 2 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998 for additional information.

(2) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998 for additional information.

(3) Based upon the rates in effect at March 31, 1999. The weighted-average interest rate on our mortgage notes payable, credit facilities, and bonds payable at March 31, 1999 were 7.05%, 6.72%, and 3.91%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest expense would increase by approximately $4.1 million.

(4) Through March 31, 1999, we made net deposits totaling $4.9 million related to this treasury lock agreement, which expired April 15, 1999. We extended the maturity to July 14, 1999 and modified the lock rate to 5.205%. On May 11, 1999, we terminated the treasury lock agreement resulting in a net settlement of $6.0 million and gain upon termination of $1.1 million.

PART II: OTHER INFORMATION

ITEM 1.           Legal Proceedings.

                  On July 22, 1998, we entered into a purchase agreement, with an affiliate of an investor in the operating partnership, to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center (a 766,965 square foot office building located in Cleveland, Ohio) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, we terminated the purchase agreement in accordance with the terms of the agreement due to the failure of a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified us in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement, and instructed the earnest money escrow agent to draw the full amount under two earnest money letters-of-credit we provided under one of the Credit Facilities. The sellers also filed a complaint against us in with the Supreme Court of New York, New York County alleging that we breached the contract. On October 30, 1998, we filed our answer to the complaint and denied all material allegations of the complaint. We also filed a counterclaim against the sellers alleging that the sellers breached the contract and sought the return of the above mentioned earnest money and other damages.

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

ITEM 2.           Changes in Securities.

                  On April 13, 1999, we modified the terms of our Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters (i) the ratio of our debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (ii) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market cap covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share, upon 120 days prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis. We also made a $0.4 million one-time payment as part of this transaction.

ITEM 3.           Defaults Upon Senior Securities.

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  None.

ITEM 5.           Other Information.

                  None

ITEM 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 3.1              Amendment No. 17 to the Amended and Restated Agreement of
                  Limited Partnership dated as of January 15, 1999.

 3.2              Amendment No. 18 to the Amended and Restated Agreement of
                  Limited Partnership dated as of February 15, 1999.

 3.3              Amendment No. 19 to the Amended and Restated Agreement of
                  Limited Partnership dated as of March 15, 1999.

10.1 Agreement for Purchase and Sale of Real Estate and Related property dated as of December 30, 1998 between Prime Group
                  Realty, L.P. and 33 West Monroe Associates, L.P.

10.2 Agreement of Purchase and Sale dated as of February 4, 1999 among Prime Group Realty, L.P., Blackstone Real Estate
                  Partners Two, L.P., Blackstone Real Estate Holdings II L.P.,
                  Blackstone Real Estate Partners II.TE.1 L.P., Blackstone Real
                  Estate Partners II.R (City Center), Blackstone Real Estate
                  Partners II.TE.3 L.P., Blackstone Real Estate Partners II.TE.4
                  L.P., Blackstone Real Estate Partners II.TE.5 L.P., and
                  Blackstone Real Estate Investors (City Center) Inc.

10.3              Option Agreement dated as of February 4, 1999 between Prime
                  Group Realty L.P. and BRE/Wabash L.L.C.

12.1 Computation of ratios of earnings to combined fixed charges and preferred share distributions.

27.1              Financial Data Schedule

(b)               Reports on Form 8-K:

                  We filed the following reports on Form 8-K and Form 8-K/A relating to the acquisition of certain real estate properties and the required financial information: Form 8-K on January
                  29, 1999; Form 8-K on February 5, 1999, Form 8-K/A on February
                  5, 1999 and Form 8-K on March 31, 1999.


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

                                       PRIME GROUP REALTY TRUST
                                       ------------------------
                                       Registrant

Date:  May 17, 1999                    /s/  Richard S. Curto
                                       -------------------------
                                            Richard S. Curto
                                            President and Chief Executive
                                            Officer

Date:  May 17, 1999                    /s/  William M. Karnes
                                       --------------------------
                                            William M. Karnes
                                            Executive Vice President and
                                            Chief Financial Officer