Form 10-Q
period 1999-06-30
PRIME GROUP REALTY TRUST
filed 1999-08-16
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

At August 13, 1999, 15,135,827 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST
                                    FORM 10-Q

                                      Index


                                                                           Page
PART I:  FINANCIAL INFORMATION                                             ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998..............................................    3

         Consolidated Statements of Income for the Three Months
           Ended June 30, 1999 and 1998...................................    4

         Consolidated Statements of Income for the Six Months
           Ended June 30, 1999 and 1998...................................    5

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and 1998...................................    6

         Notes to Consolidated Financial Statements....................... 7-14

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   14

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk....................................................   23


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................   23

Item 2.  Changes in Securities and Use of Proceeds........................   23

Item 3.  Defaults Upon Senior Securities..................................   24

Item 4.  Submission of Matters to a Vote of Security Holders..............   24

Item 5.  Other Information................................................   24

Item 6.  Exhibits and Reports on Form 8-K.................................   25


Signatures................................................................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)
                                                   June 30,        December 31,
                                                     1999               1998
                                                 ------------      ------------
                       ASSETS
Real estate, at cost:
  Land........................................   $    162,665      $    139,505
  Building and improvements...................        839,295           655,154
  Tenant improvements.........................         58,070            48,372
                                                 ------------      ------------
                                                    1,060,030           843,031
  Accumulated depreciation....................        (38,918)          (24,756)
                                                 ------------      ------------
                                                    1,021,112           818,275
  Property under development..................         75,408            51,376
                                                 ------------      ------------
                                                    1,096,520           869,651
Mortgage note receivable......................         72,753            63,270
Cash and cash equivalents.....................         17,858            46,500
Tenant receivables, net.......................         11,317             7,288
Restricted cash escrows.......................         32,354            53,820
Deferred rent receivable......................         40,270            39,062
Deferred costs, net...........................         35,056            32,891
Loans receivable from services company........          5,728             7,055
Other.........................................         44,326            44,977
                                                 ------------      ------------

Total assets..................................   $  1,356,182      $  1,164,514
                                                 ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable........................   $    675,471      $    518,718
Credit facilities.............................         20,637                --
Bonds payable.................................         74,450            74,450
Accrued interest payable......................          3,378             2,440
Accrued real estate taxes.....................         41,214            29,657
Accounts payable and accrued expenses.........         25,906            26,068
Liabilities for leases assumed................          3,841             4,792
Dividends payable.............................          8,104             8,080
Other.........................................          3,750             4,523
                                                 ------------      ------------
Total liabilities                                     856,751           668,728
Minority interests:
  Operating Partnership.......................        148,618           144,781
  Other.......................................          1,000             1,000
Series A - Cumulative Convertible Redeemable
  Preferred Shares, 2,000,000 shares
   designated, issued and outstanding at
   June 30, 1999..............................         39,630                --
Shareholders' equity:
  Preferred Shares, $0.01 par value;
  30,000,000 shares authorized:
    Series B - Cumulative Redeemable
     Preferred Shares, 4,000,000 shares
     designated, issued and outstanding at
     June 30, 1999 and December 31, 1998......             40                40
    Series A - Cumulative Convertible
     Preferred Shares, 2,000,000 shares
     designated, issued and outstanding at
     December 31, 1998........................             --                20
   Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,135,727 and
    15,110,794 shares issued and outstanding
    at June 30, 1999 and December 31, 1998,
    respectively..............................            151               151
   Additional paid-in capital.................        320,386           360,017
   Distributions in excess of earnings........        (10,394)          (10,223)
                                                 ------------      ------------
Total shareholders' equity....................        310,183           350,005
                                                 ------------      ------------

Total liabilities and shareholders' equity....   $  1,356,182      $  1,164,514
                                                 ============      ============

                See notes to consolidated financial statements.

                                      -3-

                            PRIME GROUP REALTY TRUST
                        Consolidated Statements of Income
                       (000's omitted, except share data)
                                   (Unaudited)


                                                      Three Months Ended
                                                           June 30
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
                   REVENUE

Rental........................................   $     33,716      $     23,391
Tenant reimbursements.........................         13,484            10,026
Mortgage note interest........................          1,604             1,507
Other.........................................          4,108             1,999
                                                 ------------      ------------

Total revenue.................................         52,912            36,923

                  EXPENSES

Property operations...........................         10,597             6,885
Real estate taxes.............................          9,774             6,874
Depreciation and amortization.................          8,680             6,240
Interest......................................         11,545             8,061
General and administrative....................          1,757             1,648
                                                 ------------      ------------

Total expenses................................         42,353            29,708
                                                 ------------      ------------
Income before minority interests, gain on
 sale of real estate and extraordinary item...         10,559             7,215

Minority interests............................         (3,083)           (2,352)
                                                 ------------      ------------
Income before gain on sale of real estate
 and extraordinary item.......................          7,476             4,863

Gain on sale of real estate, net of
 minority interests of $1,778.................          2,579                --
                                                 ------------      ------------

Income before extraordinary item..............         10,055             4,338

Extraordinary loss on extinguishment of
 debt, net of minority interests of $375......             --              (525)
                                                 ------------      ------------

Net income....................................         10,055             4,338

Net income allocated to preferred
 shareholders.................................         (3,030)           (1,341)
                                                 ------------      ------------

Net income available to common shareholders...   $      7,025      $      2,997
                                                 ============      ============

Net income available per weighted-average
 common share of beneficial interest -
 Basic and diluted............................   $       0.46      $       0.19
                                                 ============      ============


















                See notes to consolidated financial statements.

                                      -4-

                            PRIME GROUP REALTY TRUST
                        Consolidated Statements of Income
                       (000's omitted, except share data)
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
                 REVENUE

Rental........................................   $     66,332      $     41,476
Tenant reimbursements.........................         26,385            18,401
Mortgage note interest........................          3,110             3,014
Other.........................................          6,164             2,783
                                                 ------------      ------------

Total revenue.................................        101,991            65,674
                                                 ------------      ------------

                     EXPENSES

Property operations...........................         21,247            11,941
Real estate taxes.............................         19,149            12,232
Depreciation and amortization.................         16,638            11,575
Interest......................................         21,923            14,476
Loss on land development option...............            600                --
General and administrative....................          3,807             3,044
                                                 ------------      ------------

Total expenses................................         83,364            53,268
                                                 ------------      ------------
Income before minority interests, gain on
 sale of real estate and extraordinary item...         18,627            12,406

Minority interests............................         (5,139)           (4,317)
                                                 ------------      ------------

Income before gain on sale of real estate
 and extraordinary item.......................         13,488             8,089

Gain on sale of real estate, net of minority
 interests of $1,778..........................          2,579                --
                                                 ------------      ------------

Income before extraordinary item..............         16,067             8,089

Extraordinary loss on extinguishment of
 debt, net of minority interests of $375......             --              (525)
                                                 ------------      ------------

Net income....................................         16,067             7,564

Net income allocated to preferred
 shareholders.................................         (6,030)           (2,041)
                                                 ------------      ------------

Net income available to common shareholders...   $     10,037      $      5,523
                                                 ============      ============

Net income available per weighted-average
 common share of beneficial interest -
 Basic and diluted............................   $       0.66      $       0.39
                                                 ============      ============















                See notes to consolidated financial statements.

                                      -5-

                            PRIME GROUP REALTY TRUST
                      Consolidated Statements of Cash Flows
                       (000's omitted, except share data)
                                   (Unaudited)
                                                        Six Months Ended
                                                             June 30
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
OPERATING ACTIVITIES
Net income....................................   $     16,067      $      7,564
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of costs for leases assumed
    (included in rental revenue)..............            491               591
   Interest income and development fees added
    to mortgage note receivable principal.....         (1,788)               --
   Depreciation and amortization..............         16,638            11,575
   Gain on sale of real estate................         (4,357)               --
   Net gain on treasury lock terminations.....           (615)               --
   Loss on land development option............            600                --
   Equity in loss (earnings) of
    unconsolidated affiliate..................            390                (2)
   Minority interests.........................          6,917             4,317
   Extraordinary item, net....................             --               525
   Changes in operating assets and liabilities:
    Increase in tenant receivables..........           (4,029)           (2,288)
    Increase in deferred rent receivable....           (1,208)             (741)
    Decrease (increase) in other assets.....            3,596           (18,044)
    Increase in accrued interest payable....              938               458
    Increase in accrued real estate taxes...           11,557             7,505
    (Decrease) increase in accounts payable
      and accrued expenses..................           (6,213)            1,246
    Decrease in liabilities for leases
      assumed...............................             (598)             (380)
    (Decrease) increase in other
      liabilities...........................             (773)            4,890
                                                 ------------      ------------
Net cash provided by operating activities.....         37,613            17,216

INVESTING ACTIVITIES
Expenditures for real estate and equipment....       (176,801)         (257,119)
Proceeds from sale of real estate.............         13,191                --
Leasing costs.................................         (2,364)           (1,789)
Additional advances on mortgage note
 receivable...................................         (7,695)              (25)
Decrease (increase) in restricted cash escrows         13,466            (7,309)
Option deposits...............................        (10,000)               --
Repayments (loans) from services company......          1,327            (1,094)
                                                 ------------      ------------
Net cash used in investing activities.........       (168,876)         (267,336)

FINANCING ACTIVITIES
Financing costs...............................         (2,878)           (4,161)
Deposits returned on treasury lock agreements.         15,256                --
Proceeds from mortgage notes payable..........         96,000           341,856
Net proceeds from credit facilities...........         20,637                --
Repayment of mortgage notes payable...........         (2,839)         (212,268)
Repayment of mortgage note payable - affiliate             --            (3,984)
Contributions from minority interest - other..             --             1,000
Distributions to minority interests
 - Operating Partnership......................         (6,971)           (5,176)
Proceeds from the sale of Series B
 - preferred shares...........................             --            95,318
Series A - preferred shares transaction fee...           (400)               --
Proceeds from the sale of common shares.......             --            47,194
Dividends paid to Series B - preferred
 shareholders.................................         (4,500)               --
Dividends paid to Series A - preferred
 shareholders.................................         (1,480)           (1,045)
Dividends paid to common shareholders.........        (10,204)           (7,416)
                                                 ------------      ------------
Net cash provided by financing activities.....        102,621           251,318
                                                 ------------      ------------
Net (decrease) increase in cash and cash
 equivalents..................................        (28,642)            1,198
Cash and cash equivalents at beginning of
 period.......................................         46,500            11,969
                                                 ------------      ------------
Cash and cash equivalents at end of period....   $     17,858      $     13,167
                                                 ============      ============

                See notes to consolidated financial statements.

                                      -6-

                            PRIME GROUP REALTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.  FORMATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 to continue the business of The Prime Group, Inc. and certain of its affiliates. The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes.

The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 58.9% and 59.4% of the common units of the Operating Partnership issued at June 30, 1999 and December 31, 1998, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

5.  RECENT DEVELOPMENTS

During the period from January 1, 1999 through June 30, 1999, the Company acquired the following office and industrial properties, and parcels of land (See "Liquidity and Capital Resources" for a description of the debt terms):

                                     NET       ACQUISITION   MORTGAGE
                                   RENTABLE        COST        DEBT
                                   SQ. FT./   (IN MILLIONS)    (IN        MONTH
  PROPERTY         LOCATION         ACRES          (1)       MILLIONS)  ACQUIRED
--------------------------------------------------------------------------------
Office:
 33 West Monroe    Chicago,
  Street            IL              846,759     $  101.3      $  65.0   January
 National City
  Center (2),      Cleveland,
  (3),(4)           OH              766,965        105.0         63.6   February
Industrial:
 901 Technology    Libertyville,
  Way (4),(5)       IL               68,824          4.1           --   January
                                  ===================================
                                  1,682,548     $  210.4      $ 128.6
                                  ===================================
Land:
 Carol Stream      Carol Stream,
  Land (5),(6)      IL            24.1 Acres         3.2          --    April
---------------

(1) Acquisition cost includes cash paid at closing plus prorations and accrued real estate taxes.

(2) The Company funded a portion of the acquisition costs with $30.0 million in advances from its credit facilities.

(3) Acquisition costs and mortgage debt include $2.0 million to adjust an assumed above market rate mortgage note payable to a current market rate.

(4) This property was acquired from minority interest unit holders of the Operating Partnership or their affiliates.

(5) Approximately 7.5 acres of the Carol Stream Land (180 Kehoe Blvd.) was sold on July 8, 1999 and 901 Technology Way was sold on July 14, 1999. See Note 9 regarding disposition of these parcels.

(6) This property was acquired from a board member who is also a minority interest unit holder, for a total of $3.1 million in common units and $0.1 million in cash. These acquisitions were consummated pursuant to the Operating Partnership's 1998 commitment (subsequently extended to 1999) under land purchase obligations established at the Company's initial public offering.

On July 22, 1998, the Company entered into a purchase agreement, with an affiliate of an investor in the Operating Partnership, to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center for an aggregate purchase price of approximately $357.0 million. On February 5, 1999, the Company entered into an amended option agreement with the sellers of IBM Plaza and an amended purchase agreement with the sellers of National City Center (see above). The option allows the Company to purchase IBM Plaza for $238.0 million (including an $8.0 million non-refundable option payment) and expires October 31, 1999. If the option is exercised, the purchase of the property must be completed no later than December 20, 1999.

On February 8, 1999, the Company signed a contract with a buyer pursuant to which the Company will construct and sell to the buyer a 1,032 space parking garage, including approximately 4,000 square feet of retail space, on approximately 22,000 square feet of a 61,302 square foot parcel of land that the Company had under option to purchase in the Chicago central business district (see Note 9 regarding acquisition of this parcel). The sales price of the completed garage is approximately $35.0 million, plus the value of any of the retail space leased by the Company at the time of sale up to a maximum of $1.75 million. In addition, the Company is entitled to receive an additional $1.0 million from the buyer if, within 15 years after the sale of the parking garage to the buyer, the Company substantially completes construction of an office building on the land containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with the Company. The Company intends to construct an office building on the land, which it will lease to third parties. The land parcel for the office building could not be obtained without obtaining the land for the parking garage and in order to construct an office building, parking must be provided pursuant to current zoning requirements.

In March 1999, the option period for a parcel adjacent to one of our development property sites lapsed. The Company has recorded the related non-refundable option price of $0.6 million as a loss on land development option in the statement of income for the six months ended June 30, 1999.

On March 1, 1999, the Company terminated a $160.0 million treasury lock agreement due to changes in terms and timing of the purchase of an office building as a result of an amended purchase agreement. This resulted in approximately $0.6 million on deposit related to the treasury lock agreement being forfeited at the time of termination. On May 11, 1999, the Company terminated a $170.0 million treasury lock agreement due to changes in timing of a planned future securitization of a currently outstanding $170.0 million loan related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1.2 million which has been included in other income for the three months ended June 30, 1999. The net gain of $0.6 million from the two terminations has been included as a net gain in other income in the statement of income for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company received net cash settlements of approximately $15.2 million related to both treasury lock agreements.

On April 13, 1999, the Company modified the terms of the Company's Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters
(1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of

$1.50 per share and will continue to be convertible into common shares on a one for one basis. The Company made a $0.4 million one-time payment as part of this transaction, which will be amortized, using the straight-line method, through January 15, 2002 as a preferred dividend. All 2,000,000 outstanding shares of the Company's Series A preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40.0 million, net of the unamortized transaction fee, in the consolidated balance sheet.

On April 19, 1999, the Company sold approximately 161,710 net rentable square feet of its 122 South Michigan Avenue office building to National-Louis University (NLU) for a gross sales price of $14.95 million and consideration, net of commission, closing costs and a $1.1 million capital improvement allowance, of $12.1 million. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. The Company will continue to own the remaining 350,659 net rentable square feet of the building and will be responsible for the management of the entire property. The sale resulted in a gain of $4.4 million.

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and six months ended June 30, 1999 and 1998(in thousands, except per share amounts):

                           Three Months Ended              Six Months Ended
                                 June 30                      June 30
                         -------------------------   -------------------------
                             1999         1998           1999         1998
                         ------------ ------------   ------------ ------------
Numerator:
 Net income available
  to common shares
  before extraordinary
  item................   $      7,025 $      3,522   $     10,037 $     6,048
 Extraordinary item...             --         (525)            --        (525)
                         ============ ============   ============ ===========
 Numerator for basic
  earnings per share-
  income available to
  common shares.......
                         $      7,025 $      2,997   $     10,037 $     5,523
                         ============ ============   ============ ===========

                           Three Months Ended            Six Months Ended
                                 June 30                     June 30
                         --------------------------  --------------------------
                             1999          1998          1999          1998
                         ------------  ------------  ------------  ------------
Denominator:
  Denominator for
   basic earnings
   per share -
   weighted average
   common shares.......    15,135,727    15,572,494    15,133,788    14,383,258
     Effect of dilutive
      securities:
        Employee stock
         options......         73,237            --        37,749        16,545
                         ============  ============  ============  ============
  Denominator for
   diluted earnings
   per share -
   adjusted weighted-
   average common
   shares and assumed
   conversions........     15,208,964    15,572,494    15,171,537    14,399,803
                         ============  ============  ============  ============
  Basic and diluted
   earnings available
   to common shares per
   weighted average
   common share:
     Net income before
     extraordinary item  $       0.46  $       0.22  $       0.66  $       0.42
       Extraordinary
        item..........             --         (0.03)           --         (0.03)
                         ------------  ------------  ------------  ------------
   Net income per
    common share......   $       0.46  $       0.19  $       0.66  $       0.39
                         ============  ============  ============  ============

Options to purchase 1,120,333 and 1,122,833 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months and six months ended June 30, 1999, respectively, because the effect would be antidilutive.

The Company had 10,529,839 and 10,280,882 weighted-average common units outstanding during the three months ended June 30, 1999 and 1998, respectively, of which 10,349,892 and 9,353,782, respectively, may be converted (on a one for one basis) into common shares at the option of the unit holders. The Company had 10,428,678 and 10,280,882 weighted-average common units outstanding during the six months ended June 30, 1999 and 1998, respectively, of which 10,339,202 and 9,353,782, respectively, may be converted into common shares at the option of the unit holders. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A-convertible preferred shares outstanding during the three months and six months ended June 30, 1999 and 1998 which were not included in the computations of diluted earnings per share because the conversion would be antidilutive.

7.  SEGMENT REPORTING

The following summarizes the Company's historical segment operating results for the three months and six months ended June 30, 1999 and 1998 (Amounts in thousands):

                                     Three months ended June 30, 1999
                         ------------------------------------------------------
                                                      Corporate/
                                                      Operating
                            Office      Industrial   Partnership      Total
                         ------------  ------------  ------------  ------------
Total revenue.........   $     47,289  $      7,946  $      2,034  $     57,269
Total expenses........         24,640         4,783        12,930        42,353
                         ------------  ------------  ------------  ------------
Income (loss) before
 minority interests...         22,649         3,163       (10,896)       14,916
FFO adjustments:
 Real estate
  depreciation and
  amortization........          6,225         1,863            --         8,088
 Amortization of costs
  for leases assumed..            246            --            --           246
 Straight-line rental
  revenue adjustments.           (559)          (55)           --          (614)
 Gain on sale of real
  estate..............         (4,357)           --            --        (4,357)
 Gain on treasury
  lock termination....             --            --        (1,172)       (1,172)
 Net income allocated
  to preferred
  shareholders........             --            --        (3,030)       (3,030)
                         ============  ============  ============  ============
Funds from operations.   $     24,204  $      4,971  $    (15,098) $     14,077
                         ============  ============  ============  ============

                                    Three months ended June 30, 1998
                         ------------------------------------------------------
                                                      Corporate/
                                                      Operating
                            Office      Industrial   Partnership      Total
                         ------------  ------------  ------------  ------------
Total revenue.........   $     29,587  $      6,744   $       592   $    36,923
Total expenses........         15,897         3,963         9,848        29,708
                         ------------  ------------  ------------  ------------
Income (loss) before
 minority interests...         13,690         2,781        (9,256)        7,215
FFO adjustments:
 Real estate
  depreciation and
  amortization........          4,340         1,494            --         5,834
 Amortization of costs
  for leases assumed..            275            --            --           275
 Straight line rental
  revenue adjustments.           (277)         (217)           --          (494)
 Net income allocated
  to preferred
  shareholders........             --            --        (1,341)       (1,341)
                         ============  ============  ============  ============
Funds from operations.   $     18,028  $      4,058  $    (10,597) $     11,489
                         ============  ============  ============  ============

                                     Six months ended June 30, 1999
                         ------------------------------------------------------
                                                      Corporate/
                                                      Operating
                            Office      Industrial   Partnership      Total
                         ------------  ------------  ------------  ------------
Total revenue.........   $     89,595  $     14,622  $      2,131  $    106,348
Total expenses........         48,372         8,662        26,330        83,364
                         ------------  ------------  ------------  ------------
Income (loss) before
 minority interests...         41,223         5,960       (24,199)       22,984
FFO adjustments:
 Real estate
  depreciation and
  amortization........         11,998         3,423            --        15,421
 Amortization of
  costs for leases
  assumed.............            491            --            --           491
 Straight-line
  rental revenue
  adjustments.........         (1,074)         (134)           --        (1,208)
 Gain on sale of
  real estate.........         (4,357)           --            --        (4,357)
 Net gain on
  treasury lock
  terminations........             --            --          (615)         (615)
 Loss on land
  development
  option..............             --            --           600           600
 Net income
  allocated to
  preferred
  shareholders........             --            --        (6,030)       (6,030)
                         ============  ============  ============  ============
Funds from operations.   $     48,281  $      9,249  $    (30,244) $     27,286
                         ============  ============  ============  ============


                                     Six months ended June 30, 1998
                         ------------------------------------------------------
                                                       Corporate/
                                                       Operating
                            Office      Industrial    Partnership      Total
                         ------------  ------------  ------------  ------------
Total revenue.........   $     52,041  $     12,688  $        945  $     65,674
Total expenses........         28,324         7,014        17,930        53,268
                         ------------  ------------  ------------  ------------
Income (loss) before
 minority interests...         23,717         5,674       (16,985)       12,406
FFO adjustments:
 Real estate
  depreciation and
  amortization........          7,964         2,885            --        10,849
 Amortization of
  costs for leases
  assumed.............            566            --            --           566
 Straight line
  rental revenue
  adjustments.........            (67)         (455)           --          (522)
 Net income
  allocated to
  preferred
  shareholders........             --            --        (2,041)       (2,041)
                         ============  ============  ============  ============
Funds from operations    $     32,180  $      8,104  $    (19,026) $     21,258
                         ============  ============  ============  ============

The following summarizes the Company's segment assets and activity as of June 30, 1999 and December 31, 1998 and for the six months ended June 30, 1999 and 1998:

                                                    June 30,       December 31,
                                                     1999               1998
                                                 ------------      ------------
Segment assets:
 Office......................................    $  1,074,253      $    841,818
 Industrial..................................         196,219           186,817
 Corporate/Operating Partnership.............          85,710           135,879
                                                 ============      ============

Total consolidated assets....................    $  1,356,182      $  1,164,514
                                                 ============      ============

                                                           Six months
                                                         ended June 30,
                                                 ------------------------------
                                                     1999               1998
                                                 ------------      ------------
Expenditures for real estate:
 Office......................................    $    161,965      $    255,178
 Industrial..................................          10,133             1,793
 Corporate/Operating Partnership.............           4,703               148
                                                 ============      ============

Total expenditures for real estate...........    $    176,801      $    257,119
                                                 ============      ============

8.  PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1998, (i) the Company had completed the 1998 sales of its common shares and Series B preferred shares and used the net proceeds to acquire preferred units and common units of the Operating Partnership, and (ii)the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1998 and three properties acquired in 1999) with cash and debt proceeds. The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                        Six months ended
                                                          June 30, 1999
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------
Total revenue (in thousands).................    $    109,403      $     93,830
                                                 ============      ============

Net income available to common
  shareholders (in thousands)................    $     10,193      $      5,688
                                                 ============      ============

Earnings per diluted common share............    $       0.67      $       0.37
                                                 ============      ============

9.  SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company acquired and sold the following office and industrial properties, and parcels of land (See "Liquidity and Capital Resources" for a description of the debt terms.):


                                               ACQUISITION
                                     NET       COST/SALES
                                   RENTABLE     PRICE (IN    MORTGAGE    MONTH
                                   SQ. FT./     MILLIONS)    DEBT (IN   ACQUIRED
  PROPERTY          LOCATION        ACRES         (1)        MILLIONS)   SOLD
-------------------------------------------------------------------------------
ACQUIRED
Office:
 300 Craig         Hillside,
  Place(3)          IL              163,070    $     8.6     $    6.5    July
 800-810 Jorie     Oakbrook,
  Blvd.             IL              190,829         29.5         21.0    August
                                  -----------------------------------
Total Office
  Acquired                          353,899    $    38.1     $   27.5
                                  ===================================
Land:
 Aurora III (4)    Aurora, IL     13.5 Acres   $     0.9     $     --    July
 300 West
  Monroe Street
  & 25 and 77
  South Wacker
  Drive (5)        Chicago, IL     1.4 Acres        55.9         28.0    July
                                  ===================================
Total Land
  Acquired                        14.9 Acres   $    56.8     $   28.0
                                  ===================================
SOLD
Office:
 941-961 Weigel
  Drive            Elmhurst, IL     123,077
Industrial:
 300 Craig Place   Hillside, IL     163,070
 306-310 Era Drive Northbrook, IL    36,495
 515 Huehl Road/
   500 Lindberg
   Road            Northbrook, IL   201,244
 555 Huehl Road    Northbrook, IL    74,000
 1301 Ridgeview
   Drive           McHenry, IL      217,600
 3818 Grandville/
   1200
   Northwestern    Gurnee, IL       345,232
 801 Technology    Libertyville,
   Way               IL              68,824
 901 Technology    Libertyville,
   Way               IL              68,824
 1001 Technology   Libertyville,
   Way               IL             212,831
                                  ---------
Total Office &
  Industrial Sold
  (2),(6)                         1,511,197    $    89.5     $   63.2    July
                                  ====================================
Land:
 180 Kehoe Blvd.   Carol Stream,
   (7)               IL           7.5 Acres    $    1.0            --    July
                                  ===================================

---------------

(1) Acquisition cost includes cash paid at closing plus prorations and accrued real estate taxes. Sales price is stated net of closing costs and prorations.

(2) Mortgage debt represents the amount of debt repaid with sales proceeds or assumed by the purchaser.

(3) This property was purchased from a board member who is also a minority interest unit holder of the Operating Partnership. The $6.5 million of debt was assumed by the Company upon acquisition of the property.

(4) The Company has contracts that require it to purchase 132.7 acres over a three to five year period. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion. This purchase is a part of these contracts.


(5) This property was acquired with two acquisition mortgage loans in the amounts of $4.0 million and $24.0 million. The $4.0 million loan is secured by the parcel located at 25 and 77 South Wacker Drive, matures on November 1, 2001, and bears interest at (a) until funding of a construction loan for the 300 West Monroe Street parcel, the Prime Rate plus 0.5%, and (b) thereafter at LIBOR plus 2.75%. The $24.0 million loan is secured by the adjacent parcel located at 300 West Monroe Street, matures on May 1, 2000 and bears interest at the Prime Rate plus 0.5% and has been guaranteed by the Company. The loans are cross-collateralized.

(6) These properties were sold in a single transaction with a total sales price of $89.5 million, resulting in a gain of approximately $4.2 million. As part of the sale, the Company agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. The Company's total lease obligation is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain will be deferred until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations the Company may incur as a result of these commitments.

(7) Prime Group Realty Services, Inc., an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to the purchaser. This affiliate leased the land from the Company during the portion of the construction period in which the Company owned the land.

Under the provisions of one of the Credit Facilities, the Company is obligated to maintain interest rate contracts on a portion of its variable rate indebtedness. The Company entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  -----------------------------------------------------------------------

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 26 office properties containing an aggregate of approximately 7.3 million net rentable square feet, 40 industrial properties containing an aggregate of approximately
4.9 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property containing 728,406 net rentable square feet. We also own approximately 243.4 acres of developable land and rights to acquire more than 286.8 additional acres of developable land which management believes could be developed with approximately 12.1 million rentable square feet of additional office and industrial space.

In terms of net rentable square feet, at June 30, 1999, approximately 81.7% of our office properties and 85.1% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 88.6% of our total rental and tenant reimbursement revenue for the six months ended June 30, 1999. Our remaining office properties are located in Cleveland, Ohio; Nashville, Tennessee; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and our remaining industrial properties are located in the Columbus, Ohio metropolitan area. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.
We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under credit facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

CAUTIONARY STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation the "Year 2000" discussion, include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties; and risks associated with the impact of the Year 2000 issue on the processing of date-sensitive information by our computerized information systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of June 30, 1999.

Among the facts about which we have made assumptions are the following:

- future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or increased levels;

-    prevailing interest rates;

-    the extent of any inflation on operating expenses;

-    our ability to reduce various expenses as a percentage of revenues;

- our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders; and

-    the continuing availability of our credit facilities.

In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

In analyzing the operating results for the quarter ended June 30, 1999, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1998 are due principally to the addition of a full three months of operating results for the six properties acquired in the second quarter of 1998 and the addition of operating results for the three properties acquired during the first quarter of 1999.

For the three months ended June 30, 1999, rental revenue increased $10.3 million, or 44.1%, to $33.7 million (includes lease termination revenue of $1.2 million), tenant reimbursement income increased $3.5 million, or 34.5%, to $13.5 million, other revenue increased $2.1 million to $4.1 million, or 105.5%, property operating expenses increased $3.7 million, or 53.9%, to $10.6 million, real estate tax expense increased $2.9 million, or 42.2%, to $9.8 million and depreciation and amortization increased $2.4 million, or 39.1%, to $8.7 million as compared to the three months ended June 30, 1998. The additional office and industrial properties acquired in 1999 resulted in total rental revenue of $6.4 million, tenant reimbursements income of $2.9 million, property operating expenses of $2.5 million, real estate tax expense of $2.5 million and depreciation and amortization of $1.3 million for the three months ended June 30, 1999. Included in other revenue is a gain on the termination of a treasury lock agreement totaling $1.2 million for the three months ended June 30, 1999 due to events described in "Recent Developments."

Rental revenue, tenant reimbursement income and other revenue for properties held in both periods increased $3.3 million for the three months ended June 30, 1999 primarily due to six properties acquired during the three months ended June 30, 1998 being owned during the entire three months ended June 30, 1999, lease termination revenue of $0.6 million and increased occupancy and rental rates at the other properties. Corresponding property operating expenses increased $1.3 million and depreciation and amortization increased $1.0 million for the three months ended June 30, 1999 primarily due to the six properties acquired during three months ended June 30, 1998 being owned during the entire three months ended June 30, 1999.

Mortgage note interest income increased $0.1 million, or 6.4% to $1.6 million for the three months ended June 30, 1999 due to additional advances and accrued interest on the first mortgage note held encumbering the office property known as 180 North LaSalle.

Interest expense increased $3.5 million, or 43.2%, to $11.5 million during the three months ended June 30, 1999. The increase was due to new mortgages obtained on certain of the properties which were acquired in 1999 and 1998 offset by refinancing of debt on certain existing properties at lower interest rates.

General and administrative expense increased $0.1 million, or 6.6% to $1.8 million for the three months ended June 30, 1999, reflecting costs related to the growth of the Company.

Income allocated to minority interests increased $0.7 million, or 29.2% to $3.1 million for the three months ended June 30, 1999 due to an increase in income before minority interests of $3.4 million, or 47.2% to $10.6 million. The increase in income before minority interests is due to a net gain of $0.6 million on the termination of two treasury lock agreements, and additional properties acquired in 1999 and 1998 and the effects they had on the revenue and expenses described above.

Gain on sale of real estate increased $2.6 million for the three months ended June 30, 1999 due to the sale of a portion of a property as more fully described in "Recent Developments."

Net income increased $5.7 million, or 131.8% to $10.1 million for the three months ended June 30, 1999 due to the changes in revenue, expenses and minority interest described above.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998.

In analyzing the operating results for the six months ended June 30, 1999, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1998 are due principally to a full six months of operating results for eight properties acquired in the first half of 1998 and the additional operating results for the three properties acquired during the first quarter of 1999.

For the six months ended June 30, 1999, rental revenue increased $24.9 million, or 59.9%, to $66.3 million (includes lease termination revenue of $4.1 million), tenant reimbursement income increased $8.0 million, or 43.4%, to $26.4 million, other revenue increased $3.4 million or 121.5% to $6.2 million, property operating expenses increased $9.3 million, or 77.9%, to $21.2 million, real estate tax expense increased $6.9 million, or 56.6%, to $19.1 million and depreciation and amortization increased $5.1 million, or 43.7%, to $16.6 million as compared to the six months ended June 30, 1998. The additional office and industrial properties acquired in 1999 resulted in total rental revenue of $10.6 million, tenant reimbursements income of $4.7 million, property operating expenses of $4.1 million, real estate tax expense of $4.2 million and depreciation and amortization of $2.1 million for the six months ended June 30, 1999. Included in other revenue is the net gain on the termination of treasury lock agreements of $0.6 million for the six months ended June 30,1999 due to events described in "Recent Developments."

Rental revenue, tenant reimbursement income and other revenue for properties held in both periods increased $6.6 million for the six months ended June 30, 1999 primarily due to eight properties acquired during the six months ended June 30, 1998, being owned during the entire six months ended June 30, 1999, lease termination revenue of $4.1 million and increased occupancy and rental rates at the other properties. Corresponding property operating expenses increased $1.8 million and depreciation and amortization increased $1.3 million for the six months ended June 30, 1999 primarily due to the eight properties acquired during the six months ended June 30, 1998 being owned during the entire six months ended June 30, 1999.

Mortgage note interest income increased $0.1 million, or 3.2% to $3.1 million for the six months ended June 30, 1999 due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle.

Interest expense increased $7.4 million, or 51.4%, to $21.9 million during the six months ended June 30, 1999. The increase was due to new mortgages obtained on certain of the properties which were acquired in 1999 and 1998 offset by refinancing of debt on certain existing properties at lower interest rates.

General and administrative expense increased $0.8 million, or 25.1% to $3.8 million for the six months ended June 30, 1999, reflecting costs related to the growth of the Company.

Income allocated to minority interests increased $0.8 million, or 15.7% to $5.1 million for the six months ended June 30, 1999 due to an increase in income before minority interests of $6.2 million, or 50.0% to $18.6 million. The increase in income before minority interests is principally due to a net gain of $0.6 million on the termination of two treasury lock agreements, and additional properties acquired in 1999 and 1998 and the effects they had on the revenue and expenses described above.

Gain on sale of real estate increased $2.6 million for the six months ended June 30, 1999 due to the sale of a portion of a property as more fully described in "Recent Developments."

Net income increased $8.5 million, or 112.4% to $16.1 million for the six months ended June 30, 1999 due to the changes in revenue, expenses and minority interests described above.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOWS. We had net cash provided by operating activities of $37.6 million and $17.2 million for the six months ended June 30, 1999 and 1998, respectively. The $20.4 million increase is primarily due to a $8.5 million increase in net income, a $5.1 million increase in depreciation and amortization expense, a $0.6 million increase in loss on land development option, a $0.4 million increase in the equity in loss of unconsolidated affiliate, a $2.6 million increase in income allocated to minority interests, a $21.6 million decrease in other assets, a $0.5 million increase in accrued interest, and a $4.1 million increase in accrued real estate taxes, offset by a $4.4 million increase in gain on sale of real estate, a $0.6 million increase in gain on treasury lock terminations, a $0.5 million decrease in extraordinary items, a $1.8 million increase in interest income and development costs added to the mortgage note receivable principal, a $1.7 million increase in tenant receivables, a $0.5 million increase in deferred rent receivable, a $7.5 million decrease in accounts payable and accrued expenses, a $0.2 million decrease in liabilities for leases assumed and a $5.7 million decrease in other liabilities.

The primary uses of cash for investing activities during the three months ended June 30, 1999 included: (i) costs associated with the development and construction of four office buildings and one industrial facility aggregating 231,896 square feet and 242,088 square feet, respectively, which are expected to be available for occupancy during the second half of 1999; (ii) costs associated with the build-out of tenant space; and (iii) costs for pre-development activities associated with future developments. We had net cash used in investing activities of $168.9 million and $267.3 million for the six months ended June, 1999 and 1998, respectively. The $98.4 million decrease in net cash used in investing activities from the six months ended June 30, 1998 through the six months ended June 30, 1999 was primarily due to a $20.8 million decrease in restricted cash escrows and a $2.4 million net repayment of loans from the services company, an $80.3 million decrease in expenditures for real estate and equipment, principally related to property acquisitions and development, offset by a $13.2 million increase in proceeds from the sales of real estate, a $10.0 million increase in option deposits, a $7.7 million increase in advances on the mortgage note receivable and a $0.6 increase in leasing costs.

The primary uses of cash for financing activities during the three months ended June 30, 1999 were (i) principal repayments on notes payable of $2.8 million,
(ii) preferred and common stock distributions of $16.2 million, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $7.0 million, and (iv) financing costs of $2.9 million. Such uses were partially offset by proceeds from new borrowings of $116.7 million and $15.3 million of deposits returned on treasury lock agreements. We had net cash provided by financing activities of $102.6 million and $251.3 million for the six months ended June 30, 1999 and 1998, respectively. The $148.7 million decrease in net cash provided by financing activities from the six months ended June 30, 1998 through the six months ended June 30, 1999 was due to, (i) a $1.3 million decrease in financing costs, (ii) a $15.3 million increase in deposits recovered on treasury lock agreements, (iii) $20.6 million in net proceeds from the credit facilities, (iv) a $213.4 million decrease in the repayment of mortgage notes payable, offset by a $245.9 million decrease in proceeds from mortgage notes payable, (v) a $1.0 million decrease in contributions from minority interests, (vi) a $95.3 million decrease in net proceeds from the sale of Series B - preferred shares, a $47.2 million decrease in net proceeds from a private placement and (vii) a $9.5 million increase in distributions to preferred shareholders, common shareholders and minority interests.

     LIQUIDITY. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% of our REIT's taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We have established annual distribution rates as follows: $1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A Preferred Share and 9% per annum ($2.25 per share) for each Series B Preferred Share.

     CREDIT FACILITIES. Our credit facilities, with a maximum loan availability totaling $90.0 million, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the Operating Partnership. Subject to our compliance with the applicable loan covenants, the credit facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters of credit for the $26.9 million of tax-exempt bonds. At June 30, 1999, $20.6 million was drawn on credit facilities and $26.9 million was used to provide letters of credit for the tax-exempt bonds, leaving $42.5 in the aggregate unused.

     PROPERTY SALES. Subsequent to June 30, 1999, we sold certain office and industrial properties and used a portion of the net proceeds to acquire other office properties and land parcels. We may use the remaining proceeds and the sale of other properties to fund future acquisitions.

On April 19, 1999, we sold approximately 161,710 net rentable square feet of our 122 South Michigan Avenue office building to National-Louis University (NLU) for a gross sales price of $14.95 million and consideration, net of commission, closing costs and a capital improvement allowance, of $12.1 million. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. We will continue to own the remaining 350,659 net rentable square feet of the building and will be responsible for the management of the entire property. The sale resulted in a gain of $4.4 million for the six months ended June 30, 1999.

On July 8, 1999, we sold approximately 7.5 acres of land to Antunes Properties, L.L.C. for a purchase price of $1.0 million. Prime Group Realty Services, Inc., an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to Antunes Properties, L.L.C. This affiliate leased the land from the Company during the portion of the construction period in which the Company owned the land.

On July 14, 1999, we sold nine industrial properties and one office property in a single transaction with a total purchase price of $89.5 million.

     INDEBTEDNESS. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 1999 through 2013. We believe that our properties have excess value that may be utilized for additional mortgage borrowing or debt securitizations.

Under the provisions of one of the Credit Facilities, we are obligated to maintain interest rate contracts on a portion of our variable rate indebtedness. We entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999.

In connection with our recent acquisitions and development, we obtained the following new indebtedness during 1999:

                                       ORIGINAL
                                       PRINCIPAL
                                      BALANCE (IN                     MATURITY
COLLATERAL (1),(2)     LOCATION        MILLIONS)     INTEREST RATE      DATE
--------------------------------------------------------------------------------
33 West Monroe        Chicago, IL      $   65.0        LIBOR + 2.0%     1/02
                                                        increasing
                                                         to 2.15%
                                                          in 1/00
National City
  Center (3),(4)      Cleveland, OH        63.6            6.75%          4/01
122 S. Michigan       Chicago, IL          14.0        LIBOR + 3.0%       5/04
National City
  Center (8)          Cleveland, OH        10.0        LIBOR + 4.5%      10/99
25 and 77 South
  Wacker (9)          Chicago, IL           4.0             (5)          11/01
300 West Monroe (9)   Chicago, IL          24.0      Prime Rate + 0.5%    5/00
Pine Meadows
  Corporate Center    Libertyville,
  (6),(9)               IL                  2.2            (6)            2/01
2000 USG Drive (9)   Libertyville,
                        IL                  4.2            (7)            2/01
800-810 Jorie Blvd.
  (3),(9)            Oakbrook, IL          21.0        LIBOR + 2.0%       8/02

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2) Interest is payable monthly, with principal due at maturity, unless otherwise indicated.

(3) Principal and interest payable monthly through maturity.

(4) Consists of two assumed notes of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55%, respectively. These interest rates are in excess of the market rate at the acquisition date, which we estimated to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect the imputed interest rate of 6.75% over the term of the notes.

(5) Until the funding of a construction loan related to the 300 West Monroe parcel, Prime Rate plus 0.5%, and thereafter LIBOR plus 2.75%.

(6) One $8.7 million construction loan commitment, of which $1.1 million has been disbursed at LIBOR plus 2.25%, and one $9.4 million construction loan commitment, of which $1.1 million has been disbursed at LIBOR plus 2.5%.

(7) A $6.3 million construction loan commitment, of which $4.2 million has been disbursed at LIBOR plus 2.25%.

(8) This loan is collateralized by a pledge of a portion of the ownership interests in the entity that owns the property.

(9)  This loan has been guaranteed by the Company.

     DEBT REPAYMENTS. Our aggregate indebtedness was $770.5 million and $593.2 million at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, such indebtedness had a weighted average maturity of 6.5 years and bore interest at a weighted average interest rate of 6.77% per annum. At June 30, 1999, $343.4 million, or 44.6%, of such indebtedness bore interest at fixed rates and $427.1 million, or 55.4% of such indebtedness, including $74.4 million of tax-exempt bonds, bore interest at variable rates.

In connection with the sale of nine industrial properties and one office property on July 14, 1999, mortgage debt of $63.2 million was repaid with sales proceeds or assumed by the purchaser.

     FUTURE DEBT AND EQUITY OFFERINGS. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering.

     CAPITAL IMPROVEMENTS. Our properties require periodic investments of capital for tenant-related capital improvements. During 1998, our tenant improvements and leasing commissions averaged $18.04 per square foot of newly leased office space, $3.85 per square foot of renewal leased office space, and $4.53 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $8.6 million based upon average annual square feet for leases expiring during the years ending December 31, 1999 and 2000. Our cost of general capital improvements to our properties average approximately $3.0 million annually based upon an estimate of $0.26 per square foot.

     LIQUIDITY REQUIREMENTS. We expect to meet our short-term liquidity requirements through net cash provided by operations and refinancings of maturing debt. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including the credit facilities), joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of the credit facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months and six months ended June 30,1999 and 1998:

                                 Three Months                Six Months
                                Ended June 30               Ended June 30
                         --------------------------  --------------------------
(IN THOUSANDS)               1999           1998         1999          1998
                         ------------  ------------  ------------  ------------
Net income allocated to
 common shareholders.... $      7,025  $      2,997  $     10,037  $      5,523
Adjustments to reconcile
 to Funds from Operations:
  Real estate
   depreciation and
   amortization........         8,088         5,834        15,421        10,849
  Amortization of costs
   for leases assumed..           246           275           491           566
  Straight-line
   rental revenue......          (614)         (494)       (1,208)         (522)
  Gain on sale of
   real estate.........        (4,357)           --        (4,357)           --
  Net gain on treasury
   lock terminations...        (1,172)           --          (615)           --
  Loss on land
   development option..            --            --           600            --
  Minority interests...         4,861         2,352         6,917         4,317
  Extraordinary loss...            --           525            --           525
                         ------------  ------------  ------------  ------------
Funds from Operations(1) $     14,077  $     11,489  $     27,286  $     21,258
                         ============  ============  ============  ============

---------------

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

IMPACT OF YEAR 2000
-------------------

OVERVIEW OF Y2K PROBLEM

The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19." If left uncorrected, many computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 and other key dates could result in a variety of problems from day miscalculation to the failure of entire systems.

THE YEAR 2000 PROGRAM

In mid 1998, we formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Our committee is comprised of representatives from senior management and various departments including accounting, legal, operations, and information systems. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over the remainder of 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE - ASSESSING OUR Y2K READINESS

The initial step in assessing our Y2K readiness consisted of conducting a study to identify any systems that were date sensitive and, accordingly, could have potential Y2K problems. The study included an examination of information technology and non-information technology systems at our home and area offices and at our properties. The initial step of identifying systems has been completed by our information services department, property managers and building engineers through a combination of physical inspections, and information interviews with our employees and contact with vendors.

After identifying systems that could have a potential Y2K problem, we determined which of the systems actually have Y2K issues. Much of the required information is within the exclusive control of our vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting information. Our property managers are each responsible for gathering information on the Y2K compliance of specific property systems. In addition to examining our systems for compliance, we continue to assess the progress of the Building Owners and Managers Association ("BOMA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

BUILDING MANAGEMENT SYSTEMS

We have identified three categories of building management systems in which we have the most exposure to potential Y2K problems. These categories include:

     - Building automation (e.g. energy management, HVAC, fire and life safety)
     -    Security card access
     -    Elevator

In late 1998, our property staff began gathering data on the equipment in all of our buildings. By the end of the second quarter of 1999, a preliminary Y2K compliance study of the building management systems outlined above was completed for all our buildings. Following review of such studies, management expects to be able to determine our state of readiness as to the building management systems. Management is in the process of reviewing this study and addressing any issues identified by it.

INFORMATION SYSTEMS

We have identified five categories of information systems in which we have the most exposure to potential Y2K Problems. These categories include:

     -    Accounting and property management
     -    Network operating systems
     -    Desktop hardware and software
     -    Secondary systems
     -    Telecommunication systems

ACCOUNTING AND PROPERTY MANAGEMENT

We currently have two accounting and property management systems that are not Y2K compliant. We have selected a new accounting and property management software system that will be implemented company wide under the following time table:

     -    Installation  of new software  and testing - Third and Fourth  Quarter
          1999
     -    Full Y2K compliance - Fourth Quarter 1999

NETWORK OPERATING SYSTEMS

We believe that network operating servers are currently compliant.

DESKTOP SOFTWARE

We have reviewed all of our desktop systems and software applications, and believe that they are compliant.

SECONDARY INFORMATION SYSTEMS

Our "secondary" information systems include, but are not limited to: human resources, fixed-asset systems, and forecasting modeling software, which provides projections on property returns and other items. We also reviewed internally developed software, such as our budget program and tenant-services system. We have reviewed all of our secondary information systems and feel these systems are Y2K compliant.

TELECOMMUNICATION SYSTEMS

We believe that some of our telecommunication systems may not be Y2K compliant. We are currently assessing these systems and, where material, plan to replace, modify or upgrade these systems as appropriate, by the end of the third quarter of 1999.

PHASE TWO - DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

We initiated a comprehensive corporate wide plan in mid-1998 to replace our financial and operational systems by the beginning of the fourth quarter of 1999 in order to facilitate our future growth and to improve operational controls. We anticipate the total cost of this effort will be $3.5 million to $4.0 million and will have the additional benefit of making our financial and operational systems Y2K compliant. Of the total project costs, we estimate approximately $3.2 million to $3.7 million is attributable to the purchase and implementation of new software and equipment which will be capitalized and the remainder related to the assessment, modifications to existing hardware and software, and training which will be expensed as incurred. We have incurred approximately $1.8 million of the total estimated costs as of June 30, 1999.

PHASE THREE - ASSESSING OUR RISKS OF NON-COMPLIANCE

We do not believe that the impact of the Y2K problem will have a material adverse effect on our financial condition and results of operations. Such belief is based on our analysis of the risks related to both our own potential Y2K problems discussed above and our assessment of the Y2K problems of our vendors, suppliers and customers.

FAILURE OF BUILDING MANAGEMENT SYSTEMS

We believe that the Y2K risks to our financial condition and operation associated with a failure of building management systems is immaterial due to the fact that each of our properties have, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one building should have no effect on our other buildings. In addition, based upon our study results received to date, we believe that we will have sufficient time to correct those system problems within our control before the year 2000. We have been testing building systems at several of our buildings sites and will continue throughout the remainder of 1999.

In the event we do experience a failure of essential building management systems at one or more of our buildings, whether due to a failure of one of our systems or an interruption of utilities, management believes that the individual tenant leases will protect us from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also our belief that most of our leases eliminate, limit or quantify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a non-contractual basis (e.g. in tort), it is our belief that our efforts to identify and solve Y2K problems will minimize such risk. We have also attempted to allocate the risk of non-compliance to the vendors and manufacturers of the building management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data.

FAILURE OF INFORMATION SYSTEMS

Since our major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on our financial condition and results of operations. Even if we were to experience problems with the information systems, the payment of rent under the leases would not be excused. In addition, we expect to correct those information system problems within our control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

THE Y2K PROBLEMS OF OUR VENDORS

The success of our business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of our manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, we expect to be able to contract with alternate providers without experiencing any material adverse effect on our financial condition and results of operations.

THE Y2K PROBLEMS OF OUR CUSTOMERS

Due to our broad customer/tenant base, the success of our business is not closely tied to the success of any particular tenant. Accordingly, we believe that there should not be a material adverse effect on our financial condition and results of operations if any one of our tenants ceases to conduct business (and pay rent) due to Y2K related problems.

DOOMSDAY SCENARIO

We are aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. We are unable to determine whether such predictions are true or false. As mentioned above, we expect that the nature of our income (rent from good credit tenants under long-term leases ) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, we assume that all companies (including ours) will experience the effects in one way or another.

PHASE FOUR - DEVELOPING CONTINGENCY PLANS

We are currently preparing a contingency plan that is expected to be completed by the end of the third quarter of 1999.

INFLATION
---------

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

As  of  June  30,  1999,   approximately   $427.1  million  of  our  outstanding
indebtedness (including our Credit Facilities) was subject to interest at floating rates and future indebtedness may also be subject to floating rate interest.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 1999.

                            Interest Rate Sensitivity
                      Principal amount by Expected Maturity
                              Average Interest Rate

                     1999    2000    2001    2002    2003   Thereafter   Total
                    ------  ------  ------  ------  ------  ----------  -------
                                     (Dollars in Millions)
Assets:
 Mortgage notes
  receivable (1)..      --      --      --      --     --   $     72.8  $  72.8
 Fixed rate.......      --      --      --      --     --         9.64%

Liabilities:
 Mortgage notes
  payable (2):
   Fixed rate.....  $  3.0  $  6.4  $ 63.0  $  4.5  $ 4.8   $    261.7  $ 343.4
   Average
    interest rate.    7.19%   7.24%   7.14%   7.29%  7.29%        7.29%

 Variable rate....  $200.5  $ 53.2  $ 20.0  $ 65.0     --   $     14.0  $ 352.7
 Average interest
  rate (3),(4)....    6.66%   7.14%   7.18%   7.63%    --         7.90%

 Bonds payable (2):
  Variable rate...      --      --      --      --     --   $     74.4  $  74.4
  Average interest
   rate (3).......      --      --      --      --     --          5.0%

---------------

(1) See Note 2 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998 for additional information.

(2) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998 for additional information. The bonds are credit enhanced with letters of credit provided under credit facilities which expire in November, 2000 and March, 2002.

(3) Based upon the rates in effect at June 30, 1999. The weighted-average interest rate on our mortgage notes payable, credit facilities, and bonds payable at June 30, 1999 were 6.7%, 7.0%, and 5.0%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest expense would increase by approximately $4.3 million.

(4) The Company entered into an interest rate cap agreement with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

On April 13, 1999, the Company contractually modified the terms of the Company's Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had the right to cause the Company to redeem their shares at a price of $20 per share if for two consecutive quarters (1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below
1.4. In addition, under the original terms, the failure to satisfy either of these covenants for two consecutive quarters would have placed restrictions on the Company's ability to incur debt or issue preferred equity. The new agreement eliminates the debt to market capitalization covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis subject to customary anti-dilution adjustments. The Company made a $0.4 million one-time payment as part of this transaction, which will be amortized, using the straight-line method, through January 15, 2002. As of April 13, 1999, all 2,000,000 outstanding shares of the Company's Series A preferred shares were reclassified to redeemable equity at their aggregate redemption price of $40.0 million, net of the unamortized transaction fee of $0.37 million, in the consolidated balance sheet.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The Company's annual Meeting of Shareholders was held on May 19, 1999. At the meeting, shareholders voted on (i) the re-election of two trustees; (ii) approval of the First Amendment to the Company's Share Incentive Plan, which increases the number of shares available under the Plan from 1,850,000 shares to 2,540,000 shares; and (iii) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1999. Voting on each such matter was as follows:

                                 Votes        Votes      Withheld/     Broker
                                  For        Against    Abstentions   Non-Votes
                              -----------  -----------  -----------  -----------
1. Re-election of Trustees:

   Richard S. Curto            13,670,390          ---       42,485           0
   Christopher J. Nassetta     13,670,390          ---       42,485           0

2. Authorization of First
   Amendment to Share
   Incentive Plan              13,364,888      336,521       11,466           0

3. Ratification of Auditors:   13,700,329        6,736        5,810           0

ITEM 5.  OTHER INFORMATION
-------  -----------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)       Exhibits:

 Exhibit
 Number                          Description
--------- ----------------------------------------------------------------------

   3.1 Amendment No. 21 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1999 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

   3.2 Amendment No. 22 to the Amended and Restated Agreement of Limited Partnership dated as of April 22, 1999 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

   3.3 Amendment No. 23 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1999 as filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

   3.4 Amendment No. 24 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1999.

  10.1 First Amendment to Series A Preferred Securities Purchase Agreement, dated as of April 13, 1999, among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as an exhibit to the Company's Form 8-K dated April 13, 1999 (filed on April 15, 1999, File No. 001-13589) and incorporated herein by reference.

  12.1 Computation of ratios of earnings to combined fixed charges and preferred share distributions.

  27.1    Financial Data Schedule

(b)       Reports on Form 8-K:

We filed the following report on Form 8-K: Form 8-K dated April 13, 1999 (filed on April 15, 1999; File No. 001-13589) relating to a permanent waiver by the sole holder of the Company's Series A Preferred Shares of the Debt-to-Market Capitalization Covenant contained in the Company's charter documents.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRIME GROUP REALTY TRUST
                                           ------------------------
                                           Registrant



Date: August 13, 1999                      /s/ Richard S. Curto
      ---------------                      --------------------
                                           Richard S. Curto
                                           President and Chief Executive Officer



Date: August 13, 1999                      /s/  William M. Karnes
      ---------------                      ----------------------
                                           William M. Karnes
                                           Executive Vice President and
                                           Chief Financial Officer