Form 10-Q
period 1999-09-30
PRIME GROUP REALTY TRUST
filed 1999-11-12
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

At November 11, 1999, 15,135,827 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST
                                    FORM 10-Q

                                      Index


                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998..............................................     3

         Consolidated Statements of Income for the Three Months
           Ended September 30, 1999 and 1998..............................     4

         Consolidated Statements of Income for the Nine Months
           Ended September 30, 1999 and 1998..............................     5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998..............................     6

         Notes to Consolidated Financial Statements.......................  7-15

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 15-28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    29


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................    30

Item 2.  Changes in Securities and Use of Proceeds........................    30

Item 3.  Defaults Upon Senior Securities..................................    30

Item 4.  Submission of Matters to a Vote of Security Holders..............    30

Item 5.  Other Information................................................    30

Item 6.  Exhibits and Reports on Form 8-K.................................    30


Signatures

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                  (Unaudited)
                                                    September 30,  December 31,
                                                        1999           1998
                                                    ------------   ------------
                    ASSETS
Real estate, at cost:
  Land........................................      $    137,231   $    139,505
  Building and improvements...................           681,951        655,154
  Tenant improvements.........................            30,233         48,372
                                                    ------------   ------------
                                                         849,415        843,031
  Accumulated depreciation....................           (31,572)       (24,756)
                                                    ------------   ------------
                                                         817,843        818,275
  Property under development..................           141,471         51,376
                                                    ------------   ------------
                                                         959,314        869,651
Mortgage note receivable......................            77,149         63,270
Cash and cash equivalents.....................            10,173         46,500
Tenant receivables, net.......................            12,473          7,288
Restricted cash escrows.......................           118,052         53,820
Deferred rent receivable......................             8,314         39,062
Deferred costs, net...........................            22,985         32,891
Loans receivable from services company........             6,171          7,055
Other.........................................            21,679         44,977
                                                    ------------   ------------
Total assets..................................      $  1,236,310   $  1,164,514
                                                    ============   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable........................      $    513,513   $    518,718
Credit facilities.............................            15,637              -
Bonds payable.................................            74,450         74,450
Accrued interest payable......................             2,610          2,440
Accrued real estate taxes.....................            36,814         29,657
Accounts payable and accrued expenses.........            27,678         26,068
Liabilities for leases assumed................             3,242          4,792
Dividends payable.............................             8,104          8,080
Other.........................................             8,409          4,523
                                                    ------------   ------------
Total liabilities.............................           690,457        668,728
Minority interests:
  Operating Partnership.......................           168,869        144,781
  Other.......................................             1,000          1,000
Series A - Cumulative Convertible Redeemable
  Preferred Shares............................            39,667              -
Shareholders' equity:
  Series B - Cumulative Redeemable Preferred
    Shares....................................                40             40
  Series A - Cumulative Convertible Preferred
    Shares....................................                 -             20
  Common Shares...............................               151            151
  Additional paid-in capital..................           320,386        360,017
  Retained (distributions in excess of)
    earnings..................................            15,740        (10,223)
                                                    ------------   ------------
Total shareholders' equity....................           336,317        350,005
                                                    ------------   ------------
Total liabilities and shareholders' equity....      $  1,236,310   $  1,164,514
                                                    ============   ============

                See notes to consolidated financial statements

                                      -3-

                            PRIME GROUP REALTY TRUST
                        Consolidated Statements of Income
                       (000's omitted, except share data)
                                   (Unaudited)
                                                          Three Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
REVENUE
Rental........................................      $     32,474   $     28,050
Tenant reimbursements.........................            12,620          9,488
Mortgage note interest........................             1,707          1,415
Other.........................................             2,995          2,298
                                                    ------------   ------------
Total revenue.................................            49,796         41,251

EXPENSES
Property operations...........................            11,958          8,817
Real estate taxes.............................             7,221          6,869
Depreciation and amortization.................             8,744          6,611
Interest......................................            10,899          7,615
General and administrative....................             1,665          1,651
                                                    ------------   ------------

Total expenses................................            40,487         31,563
                                                    ------------   ------------

Income before gain on sales of real estate,
  minority interests and extraordinary item...             9,309          9,688

Gain on sales of real estate..................            48,125              -
                                                    ------------   ------------
Income before minority interests and
  extraordinary item..........................            57,434          9,688

Minority interests............................           (22,499)        (2,704)
                                                    ------------   ------------
Income before extraordinary item..............            34,935          6,984

Extraordinary loss on extinguishment of
 debt, net of minority interests of $576......              (829)             -
                                                    ------------   ------------
Net income....................................            34,106          6,984

Net income allocated to preferred
  shareholders................................            (3,037)        (2,950)
                                                    ------------   ------------
Net income available to common shareholders...      $     31,069   $      4,034
                                                    ============   ============
Net income available per weighted-average
  common share of beneficial interest
  - basic.....................................      $       2.05   $       0.26
                                                    ============   ============
Net income available per weighted-average
  common share of beneficial interest
  - diluted...................................      $      2.04    $       0.26
                                                    ============   ============

                See notes to consolidated financial statements.

                                      -4-

                            PRIME GROUP REALTY TRUST
                        Consolidated Statements of Income
                       (000's omitted, except share data)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
REVENUE
Rental........................................      $     98,806   $     69,525
Tenant reimbursements.........................            39,005         27,889
Mortgage note interest........................             4,817          4,429
Other.........................................             9,159          5,083
                                                    ------------   ------------
Total revenue.................................           151,787        106,926

EXPENSES
Property operations...........................            33,205         20,758
Real estate taxes.............................            26,370         19,101
Depreciation and amortization.................            25,382         18,186
Interest......................................            32,822         22,091
Loss on land development option...............               600              -
General and administrative....................             5,472          4,695
                                                    ------------   ------------
Total expenses................................           123,851         84,831
                                                    ------------   ------------

Income before gain on sales of real
  estate, minority interests and
  extraordinary items.........................            27,936         22,095

Gain on sales of real estate..................            52,482              -
                                                    ------------   ------------
Income before minority interests and
  extraordinary items.........................            80,418         22,095

Minority interests............................           (29,247)        (7,022)
                                                    ------------   ------------
Income before extraordinary items.............            51,171         15,073

Extraordinary loss on extinguishment of debt,
  net of minority interests of $576 in 1999
  and $375 in 1998............................              (829)          (525)
                                                    ------------   ------------
Net income....................................            50,342         14,548

Net income allocated to preferred
  shareholders................................            (9,067)        (4,991)
                                                    ------------   ------------
Net income available to common shareholders...      $     41,275   $      9,557
                                                    ============   ============

Net income available per weighted-average
  common share of beneficial interest
  - basic.....................................      $       2.73   $       0.65
                                                    ============   ============

Net income available per weighted average
  common share of beneficial interest
  - diluted...................................      $       2.72   $       0.65
                                                    ============   ============

                 See notes to consolidated financial statements.

                                      -5-

                            PRIME GROUP REALTY TRUST
                      Consolidated Statements of Cash Flows
                       (000's omitted, except share data)
                                   (Unaudited)
                                                           Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $     50,342   $     14,548
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of costs for leases assumed
     (included in rental revenue).............               736            852
   Interest income and development fees added
     to mortgage note receivable principal....            (1,553)             -
   Depreciation and amortization..............            25,382         18,186
   Gain on sales of real estate...............           (52,482)             -
   Net gain on treasury lock terminations.....              (615)             -
   Loss on land development option............               600              -
   Equity in loss (earnings) of
     unconsolidated investments...............               617           (144)
   Minority interests.........................            29,247          7,022
   Extraordinary items, net...................               829            525
   Changes in operating assets and liabilities:
    Increase in tenant receivables............            (6,009)          (805)
    Increase in deferred rent receivable......            (1,845)        (1,053)
    Decrease (increase) in other assets.......             8,316         (6,414)
    Increase in accrued interest payable......               170            728
    Increase in accrued real estate taxes.....            16,878         13,921
    (Decrease) increase in accounts payable
      and accrued expenses....................            (3,645)           999
    Decrease in liabilities for leases
      assumed.................................            (1,197)          (968)
   (Decrease) increase in other liabilities...              (291)         6,261
                                                    ------------   ------------
Net cash provided by operating activities.....            65,480         53,658

INVESTING ACTIVITIES
Expenditures for real estate and equipment....          (298,939)      (281,974)
Net proceeds from sales of real estate........           150,121              -
Leasing costs.................................            (5,501)        (2,174)
Additional advances on mortgage note
  receivable..................................           (12,326)        (2,079)
Increase in restricted cash escrows...........           (64,232)       (46,575)
Repayments (loans) from services company......               884         (2,779)
                                                    ------------   ------------
Net cash used in investing activities.........          (229,993)      (335,581)

FINANCING ACTIVITIES
Financing costs...............................            (3,793)       (19,520)
Deposits returned on treasury lock
  agreements..................................            15,256              -
Proceeds from mortgage notes payable..........           168,700        291,656
Net proceeds from (repayment of) credit
  facilities..................................            15,637        (20,300)
Repayment of mortgage notes payable...........           (32,389)       (84,611)
Repayment of mortgage note payable
  - affiliate.................................                 -         (3,984)
Contributions from minority interest - other..                 -          1,000
Distributions to minority interests
  - Operating Partnership.....................           (10,537)        (8,641)
Proceeds from the sale of Series B
  - preferred shares..........................                 -         94,369
Series A - preferred shares transaction fee...              (400)             -
Proceeds from the sale of common shares.......                 -         47,194
Common stock repurchases......................                 -         (4,013)
Dividends paid to Series B - preferred
  shareholders................................            (6,750)          (641)
Dividends paid to Series A - preferred
  shareholders................................            (2,230)        (1,745)
Dividends paid to common shareholders                    (15,308)       (12,672)
                                                    ------------   ------------
Net cash (used in) provided by financing
  activities..................................           128,186        278,092
                                                    ------------   ------------
Net decrease in cash and cash equivalents.....           (36,327)        (3,831)
Cash and cash equivalents at beginning of
  period......................................            46,500         11,969
                                                    ------------   ------------
Cash and cash equivalents at end of period....      $     10,173   $      8,138
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

                                      -6-

                            PRIME GROUP REALTY TRUST
                      Consolidated Statements of Cash Flows
                       (000's omitted, except share data)
                                   (Unaudited)


During the nine months ended September 30, 1999, the Company sold the following assets and liabilities (see Note 5 - Recent Developments):

                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                                    1999
                                                              -----------------
Real estate, net........................................      $         261,754
Tenant receivables, net.................................                    824
Deferred rent receivable................................                 32,593
Deferred costs, net.....................................                 13,121
Mortgage notes payable..................................               (205,109)
Accrued real estate taxes...............................                 (9,721)
                                                              -----------------
Net assets sold.........................................                 93,462
Proceeds from sales of real estate......................                150,121
                                                              -----------------
Total gain on sales of real estate......................                 56,659
Less gain deferred......................................                 (4,177)
                                                              -----------------
Gain recognized on sales of real estate.................      $          52,482
                                                              =================

                            PRIME GROUP REALTY TRUST
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 ("Form 10-K").

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

2.   FORMATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 to continue the business of The Prime Group, Inc. and certain of its affiliates. The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes.

The Company is the managing general partner of Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership") and owns all of the preferred units and 58.6% and 59.4% of the common units of the Operating Partnership issued at September 30, 1999 and December 31, 1998, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

5. RECENT DEVELOPMENTS

During the period from January 1, 1999 through September 30, 1999, the Company acquired and sold the following office and industrial properties, and parcels of land (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further description of the debt terms):

                                                                  ACQUISITION
                                                    NET           COST/SALES
                                                 RENTABLE           PRICE           MORTGAGE
                                                 SQ. FT./       (IN MILLIONS)         DEBT              MONTH
     PROPERTY               LOCATION              ACRES              (1)          (IN MILLIONS)     ACQUIRED/SOLD
-------------------   --------------------   ---------------   ---------------   ---------------   ---------------

ACQUIRED:
Office:
  33 West Monroe      Chicago, IL                    846,759    $        101.3   $          65.0        January
    Street (2)
  National City       Cleveland, OH                  766,965             105.0              63.6        February
    Center (3),(4)
  800-810 Jorie       Oak Brook, IL                  190,829              29.5              21.0        August
    Blvd (5)
Industrial:
  901 Technology      Libertyville, IL                68,824               4.1                 -        January
    Way (4),(6)
  300 Craig Place     Hillside, IL                   163,070               8.6               6.5        July
    (7)
  43-47 Hintz Road    Wheeling, IL                   310,156               9.7               6.0        September
    (8)
                                             ---------------   ---------------   ---------------
                                                   2,346,603   $         258.2   $         162.1
                                             ===============   ===============   ===============
Land:
  Carol Stream        Carol Stream, IL
    Land (6),(9)                                  24.1 Acres   $           3.2                 -        April
  Aurora III (10)     Aurora, IL                  13.5 Acres               0.9                 -        July
  300 West Monroe     Chicago, IL                  1.4 Acres              55.9   $          28.0        July
    Street & 25 and
    77 South Wacker
    Drive (11)
                                             ---------------   ---------------   ---------------
  Total Land Acquired                             39.0 Acres   $          60.0   $          28.0
                                             ===============   ===============   ===============

SOLD:
Office:
  941-961 Weigel      Elmhurst, IL                   123,077
     Drive
Industrial:
  300 Craig Place     Hillside, IL                   163,070
  306-310 Era Drive   Northbrook, IL                  36,495
  515 Huehl Road/     Northbrook, IL                 201,244
    500 Lindberg
    Road
  555 Huehl Road      Northbrook, IL                  74,000
  1301 Ridgeview      McHenry, IL                    217,600
    Drive
  3818 Grandville/    Gurnee, IL                     345,232
   1200 Northwestern
  801 Technology Way  Libertyville, IL                68,824
  901 Technology Way  Libertyville, IL                68,824
  1001 Technology     Libertyville, IL               212,831
    Way
                                             ---------------
  Total Office &
   Industrial Sold
    (12),(13)                                      1,511,197   $          89.5   $          63.2        July
                                             ===============   ===============   ===============
Land:
  180 Kehoe Blvd.     Carol Stream, IL             7.5 Acres   $           1.0                 -        July
    (14)
                                             ===============   ===============   ===============

50% of Common Interest:
  77 W. Wacker Drive  Chicago, IL                    944,556          (15)              (15)            September
    (15)
                                             ===============   ===============   ===============
Portion of an Office Property:
  122 S. Michigan     Chicago, IL                    161,710   $          15.0                 -        April
    (16)
                                             ===============   ===============   ===============

(1) Acquisition cost includes cash paid at closing plus prorations and accrued real estate taxes.

(2) This acquisition was partially funded by the proceeds of a $65.0 million mortgage loan initially bearing interest at LIBOR plus 2.0% increasing to LIBOR plus 2.15% in 1/2000, requiring monthly interest only payments, and maturing 1/2002.

(3) The Company partially funded the acquisition costs with $30.0 million in advances from its credit facilities and the assumption of two notes of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55%, respectively. These interest rates were in excess of the market rate at the acquisition date, which we estimated to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect the imputed interest rate of 6.75% over the term of the notes.

(4) These properties were acquired from minority interest unit holders of the Operating Partnership or their affiliates, and, in the case of National City Center, an affiliate of the employer of a board member and, in the case of 901 Technology Way, an affiliate of an officer of the Company.

(5) This acquisition was funded by the proceeds of a $21.0 million mortgage loan bearing interest at LIBOR plus 2.0%, requiring monthly principal and interest payments, maturing 8/2002 and a portion of the proceeds from the sale of the properties referred to in note 13 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(6) Approximately 7.5 acres of the Carol Stream Land (180 Kehoe Blvd.) was sold on July 8, 1999 and 901 Technology Way was sold on July 14, 1999. See descriptions of sold properties for information regarding disposition of these parcels.

(7) This property was purchased from a board member who is also a minority interest unit holder of the Operating Partnership. The $6.5 million of debt was assumed by the Company upon acquisition of the property and repaid in full upon sale of the property (see note 13 below).

(8) This acquisition was funded by the proceeds of a $6.0 million mortgage loan bearing interest at LIBOR plus 2.25%, requiring monthly interest only payments, maturing 9/2002 and a portion of the proceeds from the sale of the properties referred to in note 13 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(9) This property was acquired from a board member, who is also a minority interest unit holder in the Operating Partnership, for a total of $3.1 million in common units and $0.1 million in cash. These acquisitions were consummated pursuant to the Operating Partnership's 1998 commitment (subsequently extended to 1999) under land purchase obligations established at the Company's initial public offering.

(10) The Company has contracts that require it to purchase 132.7 acres over a three to five year period. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion. This purchase is a part of these contracts.

(11) This property was acquired with two acquisition mortgage loans in the amounts of $4.0 million and $24.0 million and a portion of the proceeds from the sale of the properties in note 13 below. The $4.0 million loan is collateralized by the parcel located at 25 and 77 South Wacker Drive, matures on November 1, 2001, and bears interest at (a) until the funding of a construction loan for the 300 West Monroe Street parcel, the Prime Rate plus 0.5%, and (b) thereafter at LIBOR plus 2.75% and has been guaranteed by the Operating Partnership. The $24.0 million loan is collateralized by the adjacent parcel located at 300 West Monroe Street, matures on May 1, 2000, bears interest at the Prime Rate plus 0.5% and has been guaranteed by the Company and the owner of the 25 and 77 South Wacker Drive parcel. The 25 and 77 South Wacker Drive property also has been pledged as collateral for the $24.0 million loan. The 25 and 77 South Wacker Drive property had been identified as a replacement property under the tax-deferred exchange trust discussed in note 13 below.

(12) Mortgage debt represents the amount of debt repaid on or before the sale or assumed by the purchaser. The extraordinary loss on extinguishment of debt for the nine months ended September 30,1999 includes the write off of unamortized deferred financing fees of $0.5 million.

(13) These properties were sold in a single transaction with a total sales price of $89.5 million, resulting in a gain of approximately $4.2 million. As part of the sale, the Company agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. The Company's total lease obligation is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain has been deferred and is included in other liabilities until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations the Company may incur as a result of these commitments. In order to defer the taxable gain on this transaction, net sales proceeds of $26.7 million were deposited at closing into a tax-deferred exchange trust for reinvestment in future property purchases.

(14) Prime Group Realty Services, Inc., an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to the purchaser concurrently with the Company's sale of the land. This affiliate leased the land from the Company during the portion of the construction period in which the Company owned the land.

(15) On September 30, 1999, the Company sold a 50% common interest for $22.0 million and a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. The remaining 50% common interest will be accounted for using the equity method of accounting. Prior to the closing of the transaction, the existing $170.0 million non-recourse first mortgage was refinanced with a new $170.0 million non-recourse first mortgage. The extraordinary loss on extinguishment of debt for the nine months ended September 30, 1999 includes the write off of unamortized deferred financing fees of $0.9 million. The new mortgage loan bears interest at LIBOR plus 1.25%, requiring interest only payments from time to time and annual principal payments, maturing 9/2004. The sale resulted in a gain of $48.5 million for the nine months ended September 30, 1999 representing the net proceeds in excess of net book volume as of September 30, 1999. As a result, the book basis of the remaining 50% common interest is $0 for financial reporting purposes. In order to defer the taxable gain on this transaction, net proceeds of $84.9 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. The Company must identify a replacement property or properties within 45 days of this closing and close on the acquisition(s) within 180 days. The Company has identified IBM Plaza, an office building located in Chicago, Illinois as a replacement property. See further discussion below.

(16) On April 19, 1999, the Company sold approximately 161,710 net rentable square feet of its 122 South Michigan Avenue office building to National-Louis University (NLU) for a gross sales price of $14.95 million and consideration, net of commission, closing costs and a $1.1 million capital improvement allowance, of $12.1 million. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. The Company continues to own the remaining 350,659 net rentable square feet of the building and is responsible for the management of the entire property. The sale resulted in a gain of $4.0 million for the nine months ended September 30, 1999.

On July 22, 1998, the Company entered into a purchase agreement, with an affiliate of an investor in the Operating Partnership and an affiliate of the employer of a board member to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center in Cleveland, Ohio for an aggregate purchase price of approximately $357.0 million. On February 4, 1999, the Company entered into an amended option agreement with the sellers of IBM Plaza and an amended purchase agreement with the sellers of National City Center (see above). The option allowed the Company to purchase IBM Plaza for $238.0 million (including an $8.0 million non-refundable option payment) plus reimbursement of tenant improvements and leasing commissions expended for new tenants executing leases after February 15, 1999. On September 30, 1999, the Company exercised its option to acquire IBM Plaza and intends to close on the purchase before December 20, 1999, the outside closing date under the amended option agreement. Concurrent with the exercise of its option, the Company paid a $3.5 million earnest money deposit into a joint order escrow and funded $0.9 million to the seller for a portion of a tenant improvement allowance provided to an affiliated company in connection with the affiliate's leasing of 30,314 square feet of space in IBM Plaza. This property was identified as a replacement property under the tax-deferred exchange trust discussed in note 15 above and its purchase will be partially funded from the sale proceeds.

On February 8, 1999, the Company signed a contract with a buyer pursuant to which the Company will construct and sell to the buyer an approximately 1,032-space parking garage, including approximately 4,000 square feet of retail space, on approximately 22,000 square feet of a 61,302 square foot parcel of land that the Company owns in the Chicago central business district (see Note 11 regarding acquisition of this parcel). The sales price of the completed garage is expected to be approximately $36.0 million, plus the value of any of the retail space leased by the Company at the time of sale up to a maximum of $1.75 million. In addition, the Company is entitled to receive an additional $1.0 million from the buyer if, within 15 years after the sale of the parking garage to the buyer, the Company substantially completes construction of an office building on the land containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with the Company. The Company intends to construct an office building on the land, which it will lease to third parties. The land parcel for the office building could not be obtained without obtaining the land for the parking garage and in order to construct an office building, parking must be provided pursuant to current zoning requirements.

In March 1999, the option period for a parcel adjacent to one of our development property sites lapsed. The Company has recorded the related non-refundable option price of $0.6 million as a loss on land development option in the consolidated statement of income for the nine months ended September 30, 1999.

On March 1, 1999, the Company terminated a $160.0 million treasury lock agreement due to changes in terms and timing of the purchase of an office building as a result of an amended purchase agreement. This resulted in approximately $0.6 million on deposit related to the treasury lock agreement being forfeited at the time of termination. On May 11, 1999, the Company terminated a $170.0 million treasury lock agreement due to changes in timing of a planned future securitization of a currently outstanding $170.0 million loan related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1.2 million. The net gain of $0.6 million from the two terminations has been included as a net gain in other income in the statement of income for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company received net cash settlements of approximately $15.2 million related to both treasury lock agreements.


On April 13, 1999, the Company modified the terms of the Company's Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters
(1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days' prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis. The Company made a $0.4 million one-time payment as part of this transaction, which will be amortized, using the straight-line method, through January 15, 2002 as a preferred dividend. All 2,000,000 outstanding shares of the Company's Series A preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40.0 million, net of the unamortized transaction fee, in the consolidated balance sheet.

Under the provisions of one of the credit facilities, the Company is obligated to maintain interest rate contracts on a portion of its variable rate indebtedness. The Company entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999. On November 1, 1999 the Company entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million . The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. This agreement satisfies the Company's obligation to maintain interest rate contracts under the provisions of one of the credit facilities.


6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and nine months ended September 30, 1999 and 1998 (in thousands, except share and per share amounts):

                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                          --------------------------   ---------------------------
                                              1999           1998          1999           1998
                                          ------------   -----------   ------------   ------------
Numerator:
Income before gain on sale
 of real estate, minority
 interests, extraordinary
 items, and preferred
 distributions......................      $      9,309   $     9,688   $     27,936   $     22,095
Minority interests..................            (2,595)       (2,704)        (7,734)        (7,022)
Net income allocated to
 preferred distributions............            (3,037)       (2,950)        (9,067)        (4,991)
                                          ------------   -----------   ------------   ------------

Income before gain on sales of real
 estate and extraordinary items.....             3,677         4,034         11,135         10,082
Gain on sales of real estate, net
 of minority interests..............            28,221             -         30,969              -
Extraordinary loss on extinguishment
 of debt, net of minority interests.              (829)            -           (829)          (525)
                                          ------------   -----------   ------------   ------------
Numerator for earnings per share
 - income available to common
 shares.............................       $    31,069   $    4,034    $     41,275   $      9,557
                                          ============   ===========   ============   ============

                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                          --------------------------   ---------------------------
                                              1999           1998          1999           1998
                                          ------------   -----------   ------------   ------------
Denominator:
 Denominator for basic earnings
  per share - weighted average
  common shares.....................       15,135,727     15,535,023     15,134,434    14,771,655
  Effect of dilutive securities:
    Employee stock options..........          118,089             -          64,529             -
                                          ------------   -----------   ------------   ------------
 Denominator for diluted earnings
  per share - adjusted weighted
  -average common shares and
  assumed conversions...............        15,253,816    15,535,023     15,198,963    14,771,655
                                          ============   ===========   ============   ============

                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                          --------------------------   ---------------------------
                                              1999           1998          1999           1998
                                          ------------   -----------   ------------   ------------
Basic earnings available to
 common shares per weighted
 average common shares:
 Income before gain on sales of
  real estate and extraordinary
  items.............................      $       0.24   $      0.26   $       0.74    $      0.69
 Gain on sales of real estate, net
  of minority interests.............              1.86             -           2.04              -
 Extraordinary loss on
  extinguishment of debt, net of
  minority interests................              (.05)            -           (.05)          (.04)
                                          ------------   -----------   ------------   ------------
 Net income available per
  weighted-average common
  share of beneficial
  interest - basic..................      $       2.05   $      0.26   $       2.73   $      0.65
                                          ============   ===========   ============   ============

                                              Three Months Ended             Nine Months Ended
                                                  September 30,                September 30,
                                          --------------------------   ---------------------------
                                              1999           1998          1999           1998
                                          ------------   -----------   ------------   ------------
Diluted earnings available
 to common shares per
 weighted average common
 shares:
 Income before gain on
  sales of real estate and
  extraordinary items...............      $       0.24   $      0.26   $       0.73   $       0.69
 Gain on sales of real estate,
  net of minority interests.........              1.85             -           2.04              -
 Extraordinary loss on
  extinguishment of debt,
  net of minority interests.........              (.05)            -           (.05)          (.04)
                                          ------------   -----------   ------------   ------------

 Net income available per
  weighted average common
  share of beneficial
  interest - diluted................      $       2.04   $      0.26   $       2.72   $       0.65
                                          ============   ===========   ============   ============

Options to purchase 1,120,333 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months and nine months ended September 30, 1999 because the effect would be antidilutive.

The Company had 10,679,616 and 10,289,245 weighted-average common units outstanding during the three months ended September 30, 1999 and 1998, respectively, of which 9,441,368 and 9,067,210, respectively, may be converted (on a one for one basis) into common shares at the option of the unit holders. The Company had 10,513,243 and 10,273,902 weighted-average common units outstanding during the nine months ended September 30, 1999 and 1998, respectively, of which 9,421,964 and 9,067,210, respectively, may be converted into common shares at the option of the unit holders. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A convertible preferred shares outstanding during the three months and nine months ended September 30, 1999 and 1998 which were not included in the computations of diluted earnings per share because the conversion would be antidilutive.


7.   SEGMENT REPORTING

The following summarizes the Company's historical segment operating results for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                                    Three months ended September 30, 1999
                                          --------------------------------------------------------
                                                                        Corporate/
                                                                        Operating
                                             Office      Industrial    Partnership       Total
                                          ------------   -----------   ------------   ------------
Total revenue.......................      $     43,316   $    6,159    $        321   $     49,796
Total expenses......................            24,369        3,553          12,565         40,487
                                          ------------   -----------   ------------   ------------

Income (loss) before minority
  interests, gain on sales of
  real estate and extraordinary
  item..............................            18,947         2,606        (12,244)         9,309
FFO adjustments:
  Real estate depreciation and
    amortization....................             6,547         1,475                         8,022
  Amortization of costs for leases
    assumed.........................               245             -              -            245
  Straight-line rental revenue
    adjustments.....................              (513)         (122)             -           (635)
  Gain on treasury lock termination.                 -             -              -              -
  Net income allocated to
     preferred shareholders.........                 -             -         (3,037)        (3,037)
                                          ------------   -----------   ------------   ------------
Funds from operations                     $     25,226   $     3,959   $    (15,281)  $     13,904
                                          ============   ===========   ============   ============

                                                    Three months ended September 30, 1999
                                          --------------------------------------------------------
                                                                        Corporate/
                                                                        Operating
                                             Office      Industrial    Partnership       Total
                                          ------------   -----------   ------------   ------------
Total revenue.......................      $     33,475   $     6,497   $      1,279   $     41,251
Total expenses......................            18,395         3,844          9,324         31,563
                                          ------------   -----------   ------------   ------------
Income (loss) before minority
  interests, gain on sales of real
  estate and extraordinary item.....            15,080         2,653         (8,045)         9,688
FFO adjustments:
  Real estate depreciation and
    amortization....................             4,613         1,494              -          6,107
  Amortization of costs for leases
    assumed.........................               286             -              -            286
  Straight line rental revenue
   adjustments......................              (364)         (167)             -           (531)
  Net income allocated to preferred
   shareholders.....................                 -             -         (2,950)        (2,950)
                                          ============   ===========   ============   ============

Funds from operations                     $     19,615   $     3,980   $    (10,995)  $     12,600
                                          ============   ===========   ============   ============

                                                    Nine months ended September 30, 1999
                                          --------------------------------------------------------
                                                                        Corporate/
                                                                        Operating
                                             Office      Industrial    Partnership       Total
                                          ------------   -----------   ------------   ------------
Total revenue.......................      $    128,554   $    20,781   $      2,452   $    151,787
Total expenses......................            72,741        12,215         38,895        123,851
                                          ------------   -----------   ------------   ------------

Income (loss) before minority
 interests, gain on sales of real
 estate and extraordinary items.....            55,813         8,566        (36,443)        27,936
FFO adjustments:
  Real estate depreciation
     and amortization...............            18,545          4,898                       23,443
  Amortization of costs for leases
     assumed........................               736              -             -            736
  Straight-line rental revenue
    adjustments.....................            (1,589)          (256)            -         (1,845)
  Net gain on treasury lock
    terminations....................                 -              -          (615)          (615)
  Loss on land development option...                 -              -           600            600
  Net income allocated to preferred
    shareholders....................                 -              -        (9,067)        (9,067)
                                          ============   ===========   ============   ============
Funds from operations                     $     73,505   $    13,208   $    (45,525)  $     41,188
                                          ============   ===========   ============   ============


                                                    Nine months ended September 30, 1999
                                          --------------------------------------------------------
                                                                        Corporate/
                                                                        Operating
                                             Office      Industrial    Partnership       Total
                                          ------------   -----------   ------------   ------------
Total revenue.......................      $     85,516   $    19,185   $      2,225   $    106,926
Total expenses......................            46,719        10,858         27,254         84,831
                                          ------------   -----------   ------------   ------------

Income (loss) before minority
 interests, gain on sales of real
 estate and extraordinary items.....            38,797         8,327        (25,029)        22,095
FFO adjustments:
 Real estate depreciation and
   amortization.....................            12,708         4,247              -         16,955
 Amortization of costs for leases
   assumed..........................               852             -              -            852
 Straight line rental revenue
   adjustments......................              (431)         (622)             -         (1,053)
 Net income allocated to preferred
   shareholders.....................                 -             -         (4,991)        (4,991)
                                          ============   ===========   ============   ============
Funds from operations                     $     51,926   $    11,952   $    (30,020)  $     33,858
                                          ============   ===========   ============   ============


The following summarizes the Company's segment assets and activity as of September 30, 1999 and December 31, 1998 and for the nine months ended September 30, 1999 and 1998:

                                                    September 30,  December 31,
                                                         1999          1998
                                                    ------------   ------------
Segment assets:
   Office.....................................      $    937,762   $    841,818
   Industrial.................................           151,754        186,817
   Corporate/Operating Partnership............           146,794        135,879
                                                    ------------   ------------
Total consolidated assets                           $  1,236,310   $  1,164,514
                                                    ============   ============

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                         1999          1998
                                                    ------------   ------------
Expenditures for real estate:
   Office.....................................      $    267,306   $    279,102
   Industrial.................................            23,358          2,475
   Corporate/Operating Partnership............             8,215            397
                                                    ------------   ------------
Total expenditures for real estate                  $    298,879   $    281,974
                                                    ============   ============


8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 1998, (i) the Company had completed the 1998 sales of its common shares and Series B preferred shares and used the net proceeds to acquire preferred units and common units of the Operating Partnership and (ii)the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1998 and six properties acquired in 1999) with cash and debt proceeds. The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                         1999          1998
                                                    ------------   ------------
Total revenue (in thousands)..................      $    128,864   $    125,811
                                                    ============   ============

Net income available to common
Shareholders (in thousands)...................      $     10,128   $      7,330
                                                    ============   ============

Earnings per diluted common share.............      $       0.67   $       0.50
                                                    ============   ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 26 office properties containing an aggregate of approximately 7.5 million net rentable square feet, 40 industrial properties containing an aggregate of approximately
5.0 million net rentable square feet, one retail center and one parking facility. The properties are located primarily in the Chicago metropolitan area. In addition, we own a mortgage on an office property containing 728,406 net rentable square feet and a 50% common equity interest in an office property containing 944,456 net rentable square feet. We also own approximately 248.2 acres of developable land and rights to acquire more than 261.2 additional acres of developable land which management believes could be developed with approximately 11.0 million rentable square feet of additional office and industrial space.

In terms of net rentable square feet, at September 30, 1999, approximately 79.6% of our office properties and 85.3% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 85.6% of our total rental and tenant reimbursement revenue for the nine months ended September 30, 1999. Our remaining office properties are located in the Cleveland, Ohio; Nashville, Tennessee; Knoxville, Tennessee; and Milwaukee, Wisconsin metropolitan areas, and our remaining industrial properties are located in the Columbus, Ohio metropolitan area. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

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

CAUTIONARY STATEMENTS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation the "Year 2000" discussion, include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties; and risks associated with the impact of the Year 2000 issue on the processing of date-sensitive information by our computerized information systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 1999.

Among the facts about which we have made assumptions are the following:

o future economic conditions which may impact the demand for office space and tenant ability to pay rent, either at current or increased levels;

o    prevailing interest rates;

o    the extent of any inflation on operating expenses;

o    our ability to reduce various expenses as a percentage of revenues;

o our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders; and

o    the continuing availability of our credit facilities.

In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1999, to the Three Months Ended September 30, 1998.

In analyzing the operating results for the quarter ended September 30, 1999, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from 1998 are due principally to the addition of a full three months of operating results for the six properties acquired in the second quarter of 1998 and the addition of operating results for the three properties acquired during the first and third quarters, respectively, of 1999.

For the three months ended September 30, 1999, rental revenue increased $4.4 million, or 15.8%, to $32.5 million (including lease termination revenue of $1.0 million), tenant reimbursement income increased $3.1 million, or 33.0%, to $12.6 million, other revenue increased $0.7 million (including signage rights income of $0.5 million) to $3.0 million, or 30.3%, property operating expenses increased $3.1 million, or 35.6%, to $12.0 million, real estate tax expense increased $0.3 million or 5.1%, to $7.2 million and depreciation and amortization increased $2.1 million, or 32.2%, to $8.7 million in each case as compared to the three months ended September 30, 1998. These gains are partially offset by the lack of 2.5 months of operations for nine industrial properties and one office property sold on July 14, 1999. For the corresponding 2.5 months in 1998 these sold properties had revenue of $1.3 million, tenant reimbursement income of $0.4 million, property operating expenses of $0.1 million, real estate tax expense of $0.3 million and depreciation and amortization of $0.2 for the three months ended September 30, 1999.

Rental revenue, tenant reimbursement income and other revenue for properties held in both periods decreased $0.6 million for the three months ended September 30, 1999, primarily due to a decrease in termination revenue. Corresponding property operating expenses decreased by $1.7 million, primarily due to a reduction in real estate tax expense. Depreciation and amortization increased $1.1 million for the three months ended September 30, 1999 primarily due to increased tenant improvement depreciation.

Mortgage note interest income increased $0.3 million, or 20.6% to $1.7 million for the three months ended September 30, 1999 compared to the same period in 1998, due to additional advances and accrued interest on the first mortgage note held encumbering the office property known as 180 North LaSalle.

Interest expense increased $3.3 million, or 43.1%, to $10.9 million during the three months ended September 30, 1999 compared to the same period in 1998. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 1999 and in the fourth quarter of 1998.

General and administrative expense remained consistent for the three months ended September 30, 1999 compared to the same period in 1998.

Gain on sales of real estate increased $48.1 million for the three months ended September 30, 1999, due to the sale of properties as more fully described in "Notes to Consolidated Financial Statements-Recent Developments."

Income allocated to minority interests increased $19.8 million, or 732.2% to $22.5 million for the three months ended September 30, 1999, due to an increase in income before minority interests and extraordinary item of $47.7 million, or 492.8% to $57.4 million. The increase in income before minority interests and extraordinary item is due to a gain of $48.1 million on the sale of real estate, and additional properties acquired in 1999 and the fourth quarter of 1998 and the effects they had on the revenue and expenses described above. The extraordinary loss on extinguishment of debt, net of minority interests, increased $0.8 million for the three months ended September 30, 1999, due to the write-off of unamortized deferred financing fees related to mortgage debt repaid upon the sale of properties as more fully described in "Notes to Consolidated Financial Statements - Recent Developments."

Net income increased $27.1 million, or 388.3% to $34.1 million for the three months ended September 30, 1999, due to the changes in revenue, expenses, gain on sales of real estate, minority interest and extraordinary loss on extinguishment of debt described above.

Comparison of the Nine Months Ended September 30, 1999, to the Nine Months Ended September 30, 1998.

For the nine  months  ended  September  30,  1999,  the  changes  in rental  and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from the same period in 1998 are due principally to a full nine months of operating results for eight properties acquired in the first half of 1998 and the additional operating results for the three and four properties acquired during the first and third quarters, respectively, of 1999.

For the nine months ended September 30, 1999, rental revenue increased $29.3 million, or 42.1%, to $98.8 million (including lease termination revenue of $5.1 million), tenant reimbursement income increased $11.1 million, or 39.9%, to $39.0 million, other revenue increased $4.1 million or 80.2%, to $9.2 million, property operating expenses increased $12.4 million, or 60%, to $33.2 million, real estate tax expense increased $7.3 million, or 38.1%, to $26.4 million, and depreciation and amortization increased $7.2 million, or 39.6%, to $25.4 million, in each case as compared to the nine months ended September 30, 1998. These gains are partially offset by the lack of 2.5 months of operations for nine industrial properties and one office property sold on July 14, 1999. For the corresponding 2.5 months in 1998 these sold properties had revenue of $1.3 million, tenant reimbursements income of $0.4 million, property operating expenses of $0.1 million, real estate tax expense of $0.3 million and depreciation and amortization of $0.2 million. Included in other revenue is the net gain on the termination of treasury lock agreements of $0.6 million for the nine months ended September 30, 1999, due to events described in "Notes to Consolidated Financial Statements-Recent Developments."

Rental revenue, tenant reimbursement income and other revenue for properties held in both periods increased $2.5 million for the nine months ended September 30, 1999, primarily due to eight properties acquired during the nine months ended September 30, 1998, being owned during the entire nine months ended
September 30, 1999, and increased occupancy and rental rates at the other properties. Corresponding property operating expenses decreased $0.4 million and primarily due to a reduction in real estate tax expense. Depreciation and amortization increased $2.2 million for the nine months ended September 30, 1999, primarily due to the eight properties acquired during the nine months ended September 30, 1998, being owned during the entire nine months ended September 30, 1999.

Mortgage note interest income increased $0.4 million, or 8.8%, to $4.8 million for the nine months ended September 30, 1999, compared to the same period in 1998, due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle.

Interest expense increased $10.7 million, or 48.6%, to $32.8 million during the nine months ended September 30, 1999, compared to the same period in 1998. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 1999 and in the fourth quarter of 1998.

General and administrative expense increased $0.8 million, or 16.5% to $5.5 million for the nine months ended September 30, 1999, compared to the same period in 1998, reflecting costs related to the growth of the Company.

Gain on sale of real estate increased $52.5 million for the nine months ended September 30, 1999, compared to the same period in 1998, due to the sale of properties as more fully described in "Notes to Consolidated Financial Statements-Recent Developments."

Income allocated to minority interests increased $22.2 million, or 316.5% to $29.2 million for the nine months ended September 30, 1999, compared to the same period in 1998, due to an increase in income before minority interests of $58.3 million, or 264.0% to $80.4 million. The increase in income before minority interests and extraordinary item was principally due to a net gain of $0.6 million on the termination of two treasury lock agreements, gain on the sale of real estate of $52.5 million and additional properties acquired in 1999 and the fourth quarter of 1998 and the effects they had on the revenue and expenses described above.

The extraordinary loss on extinguishment of debt, net of minority interests, increased $0.8 million for the nine months ended September 30, 1999, due to the write-off of unamortized deferred financing fees related to mortgage debt repaid upon the sale of properties as more fully described in "Notes to Consolidated Financial Statements Recent Developments."

Net income increased $35.8 million, or 246.0%, to $50.3 million for the nine months ended September 30, 1999, compared to the same period in 1998, due to the changes in revenue, expenses, gain on sales of real estate, minority interests and extraordinary loss on extinguishment of debt described above.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL CASH FLOWS. We had net cash provided by operating activities of $65.5 million and $53.7 million for the nine months ended September 30, 1999 and 1998, respectively. The $11.8 million increase is primarily due to a $35.8 million increase in net income, a $7.2 million increase in depreciation and amortization expense, a $0.6 million increase in loss on land development option, a $0.8 million increase in the equity in loss of unconsolidated affiliate, a $22.2 million increase in income allocated to minority interests, a $14.7 million decrease in other assets, a $0.6 million decrease in accrued interest, and a $2.9 million increase in accrued real estate taxes, offset by a $52.5 million increase in gain on sale of real estate, a $0.6 million increase in gain on treasury lock terminations, a $0.3 million increase in extraordinary items, a $1.6 million increase in interest income and development costs added to the mortgage note receivable principal, a $5.2 million increase in tenant receivables, a $0.8 million increase in deferred rent receivable, a $4.6 million decrease in accounts payable and accrued expenses, a $0.2 million decrease in liabilities for leases assumed and a $6.6 million decrease in other liabilities.

The primary uses of cash for investing activities during the nine months ended September 30, 1999, included: (i) costs associated with the development and construction of four office buildings and one industrial facility aggregating 231,896 square feet and 242,088 square feet, respectively, which are expected to be available for occupancy during the fourth quarter of 1999 or early first quarter of 2000; (ii) costs associated with the build-out of tenant space; and
(iii) costs for pre-development activities associated with future developments. We had net cash used in investing activities of $ 230.0 million and $335.6 million for the nine months ended September 30, 1999 and 1998, respectively. The $105.6 million decrease in net cash used in investing activities from the nine months ended September 30, 1998, through the nine months ended September 30, 1999, was primarily due to a $17.7 million increase in restricted cash escrows and a $3.7 million net repayment of loans from the services company, a $17.0 million increase in expenditures for real estate and equipment, principally related to property acquisitions and development, offset by a $150.1 million increase in proceeds from the sales of real estate, a $10.2 million increase in advances on the mortgage note receivable and a $3.3 increase in leasing costs.

The primary uses of cash for financing activities during the nine months ended September 30, 1999, were (i) principal repayments on notes payable of $32.4 million, (ii) preferred and common stock distributions of $24.3 million, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $10.5 million, and (iv) financing costs of $3.8 million. Such uses were partially offset by proceeds from new borrowings of $184.3 million and $15.3 million of deposits returned on treasury lock agreements. We had net cash provided by financing activities of $128.2 million and $278.1 million for the nine months ended September 30, 1999 and 1998, respectively. The $149.9 million decrease in net cash provided by financing activities from the nine months ended September 30, 1998, through the nine months ended September 30, 1999, was due to, (i) a $15.7 million decrease in financing costs, (ii) a $15.3 million increase in deposits recovered on treasury lock agreements, (iii) $35.9 million in net proceeds from the credit facilities,
(iv) a $56.2 million decrease in the repayment of mortgage notes payable, offset by a $123.0 million decrease in proceeds from mortgage notes payable, (v) a $1.0 million decrease in contributions from minority interests, (vi) a $94.4 million decrease in net proceeds from the sale of Series B preferred shares, a $47.2 million decrease in net proceeds from a private placement and (vii) a $11.1 million increase in distributions to preferred shareholders, common shareholders and minority interests.

     LIQUIDITY. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% of our taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We have established annual distribution rates as follows:
$1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A preferred share and 9% per annum ($2.25 per share) for each Series B preferred share.

     CREDIT FACILITIES. Our credit facilities, with a maximum loan availability totaling $85.0 million as of September 30, 1999, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the Operating Partnership. Subject to our compliance with the applicable loan covenants, the credit facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters of credit for our $26.9 million of tax-exempt bonds. As of September 30, 1999, $15.6 million was drawn on credit facilities and $26.9 million was used to provide letters of credit for our tax-exempt bonds, leaving an aggregate of $42.5 million unused. Effective October 22, 1999, we amended one of the credit facilities, reducing its maximum loan availability to $35.0 million and effective November 5, 1999, we amended the other credit facility, increasing its maximum loan availability by $2.0 million, concurrent with an additional borrowing of $2.0 million. These amendments reduced the maximum loan availability to $47.0 million.

     PROPERTY SALES. On April 19, 1999, we sold approximately 161,710 net rentable square feet of our 122 South Michigan Avenue office building to NLU for a gross sales price of $14.95 million and consideration, net of commission, closing costs and a capital improvement allowance, of $12.1 million. As part of this sale, NLU also acquired an undivided 31.56% interest in certain common areas of the property. We continue to own the remaining 350,659 net rentable square feet of the building and are responsible for the management of the entire property. The sale resulted in a gain of $4.0 million for the nine months ended September 30, 1999.

On July 8, 1999, we sold approximately 7.5 acres of land to Antunes Properties, L.L.C. for a purchase price of $1.0 million. Prime Group Realty Services, Inc., an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to Antunes Properties, L.L.C. This affiliate leased the land from the Company during the portion of the construction period in which the Company owned the land. In order to defer the taxable gain on this transaction, net proceeds of $1.0 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases.

On July 14, 1999, we sold nine industrial properties and one office property in a single transaction with a total purchase price of $89.5 million. In order to defer the taxable gain on this transaction, net sales proceeds of $26.7 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. Four replacement properties were identified under the tax-deferred exchange trust; three of these properties have been acquired as of September 30, 1999 and we estimate that the acquisition of the fourth property will close in late November or early December, 1999.

On September 30, 1999, we sold a 50% common interest in the 77 West Wacker Drive property for $22.0 million and a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. The remaining 50% common interest will be accounted for using the equity method of accounting. Prior to the closing of the transaction, the existing $170.0 million non-recourse first mortgage was refinanced with a new $170.0 million non-recourse first mortgage. The new mortgage loan bears interest at LIBOR plus 1.25%, requiring interest only payments from time to time and annual principal payments, maturing 9/2004. The sale resulted in a gain of $48.5 million for the nine months ended September 30, 1999. In order to defer the taxable gain on this transaction, net proceeds of $84.9 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. We must identify replacement property within 45 days of this closing and close on the acquisition(s) within 180 days. We have identified IBM Plaza, Chicago, IL as a potential replacement property.

     INDEBTEDNESS. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 1999 through 2013. We believe that our properties have excess value that may be utilized for additional borrowings or debt securitizations.

Under the provisions of one of the credit facilities, we are obligated to maintain interest rate contracts on a portion of our variable rate indebtedness. We entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999. On November 1, 1999 the Company entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million . The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. This agreement satisfies our obligation to maintain interest rate contracts under the provisions of one of the credit facilities.

In connection with our recent acquisitions, development, and refinancings, we obtained the following new indebtedness during the nine months ended September 30, 1999:


                                                             Original Principal
                                                                 Balance (In
                                                                  Millions)                             Maturity
Collateral (1),(2)                        Location                                 Interest Rate          Date
---------------------------------------------------------------------------------------------------------------------
33 West Monroe                           Chicago, IL                $ 65.0          LIBOR + 2.0%             1/02
                                                                                   increasing to
                                                                                   2.15% in 1/00
National City Center (3),(4)             Cleveland, OH                63.6             6.75%                 4/01
122 S. Michigan                          Chicago, IL                  14.0          LIBOR + 3.0%             5/04
National City Center (5)                 Cleveland, OH                10.0          LIBOR + 4.5%             1/00
25 and 77 South Wacker (6)               Chicago, IL                   4.0              (7)                 11/01
300 West Monroe (6)                      Chicago, IL                  24.0       Prime Rate + 0.5%           5/00
Pine Meadows (three one-story buildings) Libertyville, IL
   (6)                                                                (8)        LIBOR + 2.25%               2/01
Pine Meadows (one three-story building)  Libertyville, IL
   (6)                                                                (9)        LIBOR + 2.50%               2/01
2000 USG Drive (6)                       Libertyville, IL
                                                                     (10)        LIBOR + 2.25%               2/01
800-810 Jorie Blvd. (3)                  Oak Brook, IL                21.0       LIBOR + 2.0%                8/02
43-47 Hintz Rd. (3),(6)                  Wheeling,IL                   6.0       LIBOR + 2.25%               9/02
77 W. Wacker Drive (11)                  Chicago, IL                 170.0       LIBOR + 1.25%               9/04

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2) Interest is payable monthly, with principal due at maturity, unless otherwise indicated.

(3)  Principal and interest payable monthly through maturity.

(4) Consists of two assumed notes of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55% respectively. These interest rates were in excess of the market rate at the acquisition date, which we estimated to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect the imputed interest rate of 6.75% over the term of the notes.

(5) This loan is collateralized by a pledge of a portion of the ownership interests in the entity that owns the property. At the Company's election, the interest rate is either (a) the Prime Rate plus 3.25% or (b) LIBOR plus 4.5%. A loan modification agreement extended the maturity date from 10/99 to 1/00. Other loan terms remained substantially unchanged.

(6) These loans have been guaranteed by the Company. The $24.0 million 300 West Monroe loan has also been guaranteed by the owner of the 25 and 77 South Wacker Drive property, such guaranty is secured by a second mortgage on the 25 and 77 South Wacker Drive property. The Pine Meadows and 2000 USG Drive loans are cross-collateralized and cross-defaulted. The 43-47 Hintz Rd. loan guaranty is limited to $1.5 million.

(7) Until the funding of a construction loan related to the 300 West Monroe parcel, the Prime Rate plus 0.5%, and thereafter LIBOR plus 2.75%.

(8) A $8.7 million construction loan commitment, of which $2.9 million has been disbursed as of September 30, 1999.

(9) A $9.4 million construction loan commitment, of which $2.7 million has been disbursed as of September 30, 1999.

(10) A $6.3 million construction loan commitment, of which $4.4 million has been disbursed as of September 30, 1999.

(11) Refinancing of a mortgage loan of equal amount. The new loan provides for annual amortization during the term.

     DEBT REPAYMENTS. Our aggregate indebtedness was $603.6 million and $593.2 million at September 30, 1999, and December 31, 1998, respectively. At September 30, 1999, such indebtedness had a weighted average maturity of 7.8 years and bore interest at a weighted average interest rate of 7.2% per annum. At September 30, 1999, $308.1 million, or 51.0%, of such indebtedness bore interest at fixed rates and $295.5 million, or 49.0% of such indebtedness, including $74.5 million of tax-exempt bonds, bore interest at variable rates.

In connection with the sale of nine industrial properties and one office property on July 14, 1999, mortgage debt of $63.2 million was repaid with sales proceeds, or assumed by the purchaser.

In connection with the sale of a 50% common interest in 77 W. Wacker Drive on September 30, 1999, $170.0 million of debt was transferred to a newly formed unconsolidated joint venture. Therefore, the indebtedness is no longer included in the Company's consolidated financial statements.

     FUTURE DEBT AND EQUITY OFFERINGS. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering.

     CAPITAL IMPROVEMENTS. Our properties require periodic investments of capital for tenant-related capital improvements. During 1998, our tenant improvements and leasing commissions averaged $18.04 per square foot of newly leased office space, $3.85 per square foot of renewal leased office space, and $4.53 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $8.6 million based upon average annual square feet for leases expiring during the years ending December 31, 1999 and 2000. Our cost of general capital improvements to our properties averages approximately $3.0 million annually based upon an estimate of $0.26 per square foot.

     LIQUIDITY REQUIREMENTS. We expect to meet our short-term liquidity requirements through net cash provided by operations, additional debt financings and/or joint ventures, and refinancings of maturing debt. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including our credit facilities), joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of the credit facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months and nine months ended September 30, 1999 and 1998:

                                                           Three Months Ended             Nine Months Ended
                                                           September 30, 1998            September 30, 1998
                                                     ---------------------------   ---------------------------
(IN THOUSANDS)                                           1999           1998           1999            1998
                                                     ------------   ------------   ------------   ------------
Net income allocated to common
 Shareholders.................................       $     31,069   $      4,034   $     41,275   $      9,557
Adjustments to reconcile to Funds from
 Operations:
   Real estate depreciation and amortization..              8,022          6,107         23,443         16,955
   Amortization of costs for leases assumed...                245            286            736            852
   Straight-line rental revenue...............               (635)          (531)        (1,845)        (1,053)
   Gain on sale of real estate................            (48,125)             -        (52,482)             -
   Net gain on treasury lock terminations.....                  -                          (615)             -
   Loss on land development option............                  -              -            600              -
   Minority interests.........................             22,499          2,704         29,247          7,022
   Extraordinary loss.........................                829              -            829            525
                                                     ------------   ------------   ------------   ------------
Funds from Operations (1)                            $     13,904   $     12,600   $     41,188   $     33,858
                                                     ============   ============   ============   ============


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


PHASE ONE - ASSESSING OUR Y2K READINESS

The initial step in assessing our Y2K readiness consisted of conducting a study to identify any systems that were date sensitive and, accordingly, could have potential Y2K problems. The study included an examination of information technology and non-information technology systems at our home and area offices and at our properties. The initial step of identifying systems has been completed by our information services department, property managers and building engineers through a combination of physical inspections, information interviews with our employees and contact with vendors.

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

BUILDING MANAGEMENT SYSTEMS

We have identified three categories of building management systems in which we have the most exposure to potential Y2K problems. These categories include:

o    Building automation (e.g. energy management, HVAC, fire and life safety)
o    Security card access
o    Elevator

In late 1998, our property staff began gathering data on the equipment in all of our buildings. By the end of the second quarter of 1999, a preliminary Y2K compliance study of the building management systems outlined above was completed for all our buildings. Where necessary, we have made modifications, upgrades or replacements to address significant issues identified during the study.


INFORMATION SYSTEMS

We have identified five categories of information systems in which we have the most exposure to potential Y2K Problems. These categories include:

o    Accounting and property management
o    Network operating systems
o    Desktop hardware and software
o    Secondary systems
o    Telecommunication systems


ACCOUNTING AND PROPERTY MANAGEMENT

We  recently  replaced  or  upgraded  our  remaining   accounting  and  property
management systems that were not Y2K compliant.

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


TELECOMMUNICATION SYSTEMS

We found that some of our telecommunication systems were not Y2K compliant. We have assessed these systems and, where material, replaced, modified or upgraded these systems as appropriate, with the exception of one property location where the system will be replaced by the end of 1999.


PHASE TWO - DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

We initiated a comprehensive corporate wide plan in mid-1998 to review our financial and operational systems. The Company has utilized both internal and external resources and operating equipment for Year 2000 modifications. The total cost of the Y2K project is estimated at $0.5 million and is being funded principally through operating cash flows. To date, the Company has incurred approximately $0.3 million related to all phases of the Y2K project. Approximately $0.2 million is attributed to the purchase of new software and operating equipment, which has been capitalized. The remaining $0.1 million relates to repair of hardware and software which has been expensed.

PHASE THREE - ASSESSING OUR RISKS OF NON-COMPLIANCE

We do not believe that the impact of the Y2K problem will have a material adverse effect on our financial condition and results of operations. Such belief is based on our analysis of the risks related to both our own potential Y2K problems discussed above and our assessment of the Y2K problems of our vendors, suppliers and customers.


FAILURE OF BUILDING MANAGEMENT SYSTEMS

We believe that the Y2K risks to our financial condition and operation associated with a failure of building management systems is immaterial due to the fact that each of our properties has, for the most part, an individual building management system. Accordingly, a Y2K problem that is experienced at one building should have no effect on our other buildings. In addition, based upon our study results received to date, we believe that we will have sufficient time to correct those system problems within our control before the year 2000. We have completed our analysis and testing and have taken corrective action, where appropriate.

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

DOOMSDAY SCENARIO

We are aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. We are unable to determine whether such predictions are true or false. As mentioned above, we expect that the nature of our income (rent from good credit tenants under long-term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, we assume that all companies (including ours) will experience the effects in one way or another.

PHASE FOUR - DEVELOPING CONTINGENCY PLANS

We have contingency plans in the event that certain systems fail as a result of Y2K related problems. These contingency plans involve, among other actions, manual workarounds, alternative vendors/suppliers, and adjusting staffing strategies.

INFLATION

Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that the expense reimbursements and contractual rent increases described above will offset inflationary increases in expenses, in part.

As of September 30, 1999, approximately $295.5 million of our outstanding indebtedness (including our credit facilities) was subject to interest at floating rates, and future indebtedness may also be subject to floating rate interest.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 1999.

                                             Interest Rate Sensitivity
                                       Principal amount by Expected Maturity
                                               Average Interest Rate
                                     1999         2000        2001        2002       2003       Thereafter      Total
                                ----------------------------------------------------------------------------------------
                                                                  (Dollars in Millions)
Assets:
   Mortgage notes receivable (1)      -            -           -          -          -         $ 77.1          $ 77.1
     Fixed rate                       -            -           -          -          -            9.64%

Liabilities:
   Mortgage notes payable (2):
     Fixed rate                     $ 1.4        $ 5.7       $62.3      $ 3.8       $4.0       $229.7          $306.9
     Average interest rate            7.18%        7.13%       7.26       7.26%      7.25%        7.25%

     Variable rate                  $  .1        $57.5       $58.3      $91.1        -         $ 14.0          $221.0
     Average interest rate (3)        7.78%        7.78%       7.92%      8.59%      8.38%        8.38%

   Bonds payable (2):
     Variable rate                    -            -          -           -          -         $ 74.5          $ 74.5
     Average interest rate (3)        -            -          -           -          -            5.2%

 Obligations under capital leases:
   Imputed rate                     $ .1         $  .2     $  .2        $  .6       $ .1          -            $  1.2
   Average interest rate             6.90%         6.90%     6.90%        6.69%      4.84%        -

(1) See Note 2 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998, for additional information.

(2) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1998, for additional information. The bonds are credit enhanced with letters of credit provided under credit facilities, which expire in November 2000 and March 2002.

(3) Based upon the rates in effect at September 30, 1999, the weighted-average interest rate on our mortgage notes payable, credit facilities, and bonds payable were 7.4%, 7.4%, and 5.2%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest expense would increase by approximately $3.0 million.

                           PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No material developments with respect to legal proceedings occurred during the period covered by this quarterly report.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.       OTHER INFORMATION

                  None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

 Exhibit
 Number                               Description
--------------------------------------------------------------------------------

3.1 Amendment No. 25 to the Amended and Restated Agreement of Limited Partnership dated as of July 14, 1999.

3.2 Amendment No. 26 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1999.

3.3 Amendment No. 27 to the Amended and Restated Agreement of Limited Partnership dated as of August 16, 1999.

3.4 Amendment No. 28 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1999.

3.5 Contribution Agreement dated as of September 30, 1999 by and between 77 W. Wacker Limited Partnership and The State Teachers Retirement System of Ohio with attached Amended and Restated Operating Agreement.

3.6 Loan Agreement dated as of September 30, 1999 between 77 West Wacker Limited Partnership ("Borrower") and Westdeutsche Immobilienbank ("Agent" or "Lender") and Landesbank Schleswig-Holstein ("Lender") and Landesbank Saar Girozentrale ("Lender") and DSL Bank ("Lender").

12.1 Computation of ratios of earnings to combined fixed charges and preferred share distributions.

27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

Form 8-K dated July 14, 1999, (filed on July 29, 1999; File No. 001-13589) relating to the sale of nine industrial properties and one office property.

Form 8-K dated July 15, 1999, (filed on July 29, 1999; File No. 001-13589) relating to the purchase of a parcel of land.

Form 8-K dated September 30, 1999, (filed on October 15, 1999; File No. 001-13589) relating to the sale of a 50% interest in one property.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIME GROUP REALTY TRUST
                                       ------------------------
                                       Registrant





Date:     November 12, 1999             /s/ Richard S. Curto
          -----------------             --------------------
                                        Richard S. Curto
                                        President and Chief Executive Officer





Date:     November 12, 1999            /s/  William M. Karnes
          -----------------            ----------------------
                                       William M. Karnes
                                       Executive Vice President and
                                       Chief Financial Officer