Form 10-K
period 1999-12-31
PRIME GROUP REALTY TRUST
filed 2000-03-24
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

              /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (312) 917-1300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    Common Shares of Beneficial Interest,                 New York Stock Exchange
          $0.01 par value per share
      Series B - Cumulative Redeemable                    New York Stock Exchange
  Preferred Shares of Beneficial Interest,
          $0.01 par value per share


        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  /X/    No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Registrant's common shares held by non-affiliates was approximately $219,530,371 based on the closing price on the New York Stock Exchange for such shares on March 16, 2000.

         The number of the Registrant's common shares outstanding was 15,271,678 as of March 16, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on May 17, 2000.


================================================================================

ITEM 1.  BUSINESS

BACKGROUND AND GENERAL

         We are a fully-integrated real estate investment company organized under Maryland law, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We have elected to be taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As of December 31, 1999, we owned 28 office properties (including 1701 Golf Road, on which we own a second mortgage note, but for which we have consolidated the property's operations), 40 industrial properties, one retail center and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois, and a mortgage on an office property located at 180 N. LaSalle Street, Chicago, Illinois.

         We also own approximately 239.4 acres of land that we may develop. This acreage includes two development sites which contain approximately 131,000 square feet located in the Chicago central business district, one of which is held by a joint venture with a third party. We also have rights to acquire approximately 202.6 acres of developable land, including rights to acquire a site located in the Chicago central business district containing approximately 58,000 square feet. We believe that this land could be developed to have approximately 4.6 million square feet of additional office space and over 7.5 million square feet of additional industrial space.

         We were formed on July 21, 1997 as a Maryland real estate investment trust and on November 17, 1997, we sold 12,380,000 of our common shares at a price of $20.00 per share in an underwritten offering and became a public company. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

         We are the managing general partner of, and currently hold 58.4% of the common interests in, Prime Group Realty, L.P., ("Operating Partnership"). We conduct substantially all of our business through the Operating Partnership, except for certain leasing, corporate advisory, construction, painting, architectural and third party property management services, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively the "Services Company").

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

BUSINESS AND GROWTH STRATEGIES

         Our primary business strategy is to achieve our investment and growth objectives by focusing on the operation, development and selective acquisition of office and industrial real estate located in the Chicago metropolitan area and, to a lesser extent, other midwestern markets. To implement this strategy, we intend to continue to:

         - own, develop, redevelop, acquire, lease, manage and operate Class A office buildings that have below market rents and, therefore, provide the opportunity to enhance returns as leases expire or are renewed;

         - develop Class A office buildings in prime locations with significant leasing potential;

         - selectively acquire distressed, under-performing and under-managed Class B office buildings in desirable locations and improve the income potential of such assets by raising them to a higher operating standard through value-added renovation programs, professional property management and aggressive leasing, retenanting and marketing efforts;

         - selectively acquire and develop properties that underutilize their sites or that have excess land for future development;

         - selectively acquire properties or portfolios of properties from tax-sensitive owners where the properties can be acquired on a tax-deferred basis using common units of limited partner interests in the Operating Partnership, as purchase consideration; and

         - own, develop, redevelop, acquire, lease, manage and operate bulk warehouse/ distribution facilities and overhead crane/manufacturing facilities.

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

         As evidence of this, we recently signed a 618,000 square foot lease with a major financial institution to serve as the anchor tenant to our Dearborn Center development. This state of the art office building will be located in downtown Chicago and will contain approximately 1.5 million square feet of rentable square feet. Construction will commence upon obtaining financing, which is anticipated in the second quarter of 2000.

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

         DEVELOPMENT STRATEGY. As opportunities arise and where market conditions support a favorable risk-adjusted return on investment, we intend to pursue opportunities for growth through the development of new office and industrial properties and the renovation of distressed Class B buildings. We believe that the strength and experience of our management in the development of office and industrial properties will provide us with a competitive advantage in evaluating and pursuing opportunities to develop additional properties. During the next few years, we expect that most of our development activities will be focused on Chicago central business district office and suburban office and industrial properties in the Chicago metropolitan area.

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

         ACQUISITION STRATEGY. We plan to increase our cash flow per share by acquiring selected additional office and industrial properties, including properties that:

provide attractive initial yields and significant potential for growth in cash flow from property operations;

are well-located, of high quality and competitive in their respective submarkets;

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

         - our ability to access relatively low-cost financing through the capital markets; o our management's reputation as an experienced purchaser of office and industrial properties with the ability to execute transactions in an efficient and timely manner; and

         - our ability to add a number of office and industrial properties to our portfolio without the need for a significant increase in general and administrative expenses, due to our expertise and depth of management.

         We also plan to make strategic purchases of land where opportunities exist for current -or future development.

         FINANCING STRATEGY. Our financing policy has the following targets in place as of December 31, 1999: (i) a minimum interest coverage ratio of at least 2.0, (ii) a minimum fixed coverage charge ratio of at least 1.60, (iii) a ratio of debt-to-net asset value of no more than 50%, and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $10.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board of Trustees (our "Board") and, in some instances, are adjusted over time pursuant to a schedule set by our Board.

         The above targets do not mean that we will operate within each of the ratios at all times or that our Board will not approve actions which will cause us to not be in compliance with this policy. Our financing policy may be altered without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

         We intend to use one or more sources of capital for future acquisitions and development activities. These capital sources may include undistributed cash flow, borrowings under certain credit facilities, property specific non-recourse debt, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities, other bank and/or institutional borrowings or proceeds from the sale or joint venture of mature assets.

         Given the current trading prices of our shares, we intend to sell and/or joint venture mature assets and use the proceeds from these sales and/or joint ventures to repay debt and repurchase our shares. Our Board of Trustees has approved the repurchase of up to $250.0 million of our outstanding shares. The shares will be repurchased from time to time in open market and privately-negotiated purchases, subject to applicable securities laws. Share repurchase decisions will be made by management based on market conditions and other factors. We plan to raise up to $500.0 million from the sale of stabilized and mature properties, and/or the sale of joint venture interests in these properties. We intend to use approximately 50% of these proceeds to retire debt and the remainder to repurchase our shares. The properties or interests we currently intend to sell and or joint venture will represent approximately 30% of the net asset value of our current office and industrial portfolio.

RECENT DEVELOPMENTS

During 1999, we acquired, placed in service or sold the following office and industrial properties and parcels of land:


                                                                                ACQUISITION
                                                                  NET        COST/DEVELOP-MENT    MONTH ACQUIRED/
                                                                RENTABLE           COST/             PLACED IN
                                                                SQ. FT./      SALES PRICE (IN       SERVICE/SOLD
                 PROPERTY                      LOCATION          ACRES         MILLIONS) (1)
 -------------------------------------------------------------------------------------------------------------------
 ACQUIRED:
 Office:
    33 West Monroe Street (2)              Chicago, IL            846,759            $101.3             January
    National City Center (3), (4)          Cleveland, OH          766,965             105.0             February
    800-810 Jorie Blvd (5)                 Oak Brook, IL          190,829              30.0              August
    IBM Plaza (4), (6)                     Chicago, IL          1,350,660             248.5             December
    Brush Hill Office Center (7)           Westmont, IL           109,865              12.9             December
 Industrial:
    901 Technology Way (4), (8)            Libertyville, IL        68,824               4.1             January
    300 Craig Place (9)                    Hillside, IL           163,070               8.6              July
    43-47 Hintz Road (10)                  Wheeling, IL           310,156               9.7            September
                                                            -----------------------------------
 Total Office and Industrial
    Properties Acquired                                         3,807,128            $520.1
                                                            ===================================
 Land:
    Carol Stream Land (8), (11)            Carol Stream, IL    40.5 Acres            $  5.4         April, December
    Aurora Land (12)                       Aurora, IL          21.0 Acres               0.9          July, November
    300 West Monroe Street and 25
     & 77 South Wacker Drive (13)          Chicago, IL          1.4 Acres              55.9              July
                                                            -----------------------------------
 Total Land Acquired                                           62.9 Acres            $ 62.2
                                                            ===================================
 DEVELOPMENTS PLACED IN SERVICE:
 Office:
   Pine Meadows Center (14)                Libertyville, IL       180,926            $ 23.6              October,
                                                                                                         December
 Industrial:
   320 Fullerton Avenue (15)               Carol Stream, IL       263,208              10.1              December
                                                            -----------------------------------
 Total developments placed in service                             444,134            $ 33.7
                                                            ===================================
 SOLD:
 Office:
   941-961 Weigel Drive (16)               Elmhurst, IL           123,077                                July
 Industrial:
   300 Craig Place (16)                    Hillside, IL           163,070                                July
   306-310 Era Drive (16)                  Northbrook, IL          36,495                                July
   515 Huehl Road/
     500 Lindberg Road (16)                Northbrook, IL         201,244                                July
   555 Huehl Road (16)                     Northbrook, IL          74,000                                July
   1301 Ridgeview Drive (16)               McHenry, IL            217,600                                July
   3818 Grandville/
     1200 Northwestern (16)                Gurnee, IL             345,232                                July
   801 Technology Way (16)                 Libertyville, IL        68,824                                July
   901 Technology Way (16)                 Libertyville, IL        68,824                                July
   1001 Technology Way (16)                Libertyville, IL       212,831                                July
                                                            -----------------------------------
                                                                1,511,197            $ 89.5
   455 Academy Drive (17)                  Northbrook, IL         105,444               4.5            December
                                                            -----------------------------------
 Total Office and Industrial
   Properties Sold                                              1,616,641            $ 94.0
                                                            ===================================



                                                                NET
                                                             RENTABLE
                                                             SQ. FT./         SALES PRICE
               PROPERTY                    LOCATION            ACRES          (IN MILLIONS)         MONTH SOLD
 -------------------------------------------------------------------------------------------------------------------
 Land:
   180 Kehoe Blvd. (18)                Carol Stream, IL         7.5 Acres       $    1.0               July
                                                         =======================================
 Portion of an Office Property:
   122 S. Michigan (19)                Chicago, IL                161,710       $   15.0                April
                                                         =======================================
 50% of Common Interest:
   77 W. Wacker Drive(20)              Chicago, IL                944,556       $   88.0               September
                                                         =======================================



(1) Acquisition cost includes cash paid at closing plus prorations and accrued real estate taxes.

(2) This acquisition was partially funded by the proceeds of a $65.0 million mortgage loan initially bearing interest at LIBOR plus 2.0% increasing to LIBOR plus 2.15% in February 2000, requiring monthly interest only payments, and maturing January 2002. On January 31, 1999 we entered into a three year interest rate collar agreement with a financial institution for an original notional amount of $65.0 million. The interest rate ceiling is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%.

(3) We partially funded the acquisition costs with $30.0 million in advances from our credit facilities and the assumption of two notes with principal amounts of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55%, respectively. These interest rates were in excess of the market rate at the acquisition date, which we estimated to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect an imputed interest rate of 6.75% over the term of the notes.

(4) These properties were acquired from minority interest unit holders of the Operating Partnership or their affiliates, and, in the case of National City Center and IBM Plaza, an affiliate of the employer of a Board of Trustees member and, in the case of 901 Technology Way, an affiliate of one of our officers.

(5) This acquisition was funded by the proceeds of a $21.0 million mortgage loan bearing interest at LIBOR plus 2.0%, requiring monthly principal and interest payments, maturing August 2002 and a portion of the proceeds from the sale of the properties referred to in note 16 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(6) This acquisition was funded by the proceeds of a $160.0 million mortgage loan bearing interest at LIBOR plus 1.7%, requiring monthly interest payments and annual scheduled principal payments, maturing December 2002 and a portion of the proceeds from the sale of the properties referred to in note 20 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(7) This acquisition was funded by the proceeds of an $8.2 million mortgage loan bearing interest at 8.76%, requiring monthly principal and interest payments, maturing January 2010 and a portion of the proceeds from the sale of the properties referred to in notes 17 and 20 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(8) Approximately 7.5 acres of the Carol Stream Land (180 Kehoe Blvd.) was sold on July 8, 1999 and 901 Technology Way was sold on July 14, 1999. See descriptions of sold properties for information regarding disposition of these parcels.

(9) This property was purchased from an affiliate of a member of our Board of Trustees who is also a minority interest unit holder of the Operating Partnership. We assumed $6.5 million of debt upon acquisition of the property and repaid the balance in full upon sale of the property (see note 16 below).

(10) This acquisition was funded by the proceeds of a $6.0 million mortgage loan bearing interest at LIBOR plus 2.25%, requiring monthly principal and interest payments, maturing September 2002 and a portion of the proceeds from the sale of the properties referred to in note 16 below, as this property was identified as a replacement property under the tax-deferred exchange trust.

(11) This property was acquired from an affiliate of a member of our Board of Trustees who is also a minority interest unit holder in the Operating Partnership, for a total of $5.3 million in common units and $0.1 million in cash. These acquisitions were consummated pursuant to the Operating Partnership's 1998 commitment (subsequently extended to 1999) and 1999 commitment under land purchase obligations established our initial public offering.

(12) We have contracts that require us to purchase an additional 107.9 acres over a remaining two to four year period. Certain minimum installment payments are required; however, the timing of purchases is at our discretion. These purchases are a part of these contracts. The acquisition of 7.5 acres in November 1999 was funded by a $0.6 million mortgage loan.

(13) This property was acquired with two acquisition mortgage loans in the amounts of $4.0 million and $24.0 million and a portion of the proceeds from the sale of the properties referred to note 16 below. The $4.0 million loan is collateralized by the parcel located at 25 and 77 South Wacker Drive, matures on November 1, 2001, bears interest at (a) until the funding of a construction loan for the 300 West Monroe Street parcel, the Prime Rate plus 0.5%, and (b) thereafter at LIBOR plus 2.75% and has been guaranteed by the Operating Partnership. The $24.0 million loan is collateralized by the adjacent parcel located at 300 West Monroe Street, matures on May 1, 2000, bears interest at the Prime Rate plus 0.5% and has been guaranteed by the Operating Partnership. The 25 and 77 South Wacker Drive property also has been pledged as collateral for the $24.0 million loan. The 25 and 77 South Wacker Drive property had been identified as a replacement property under the tax-deferred exchange trust discussed in note 16 below.

(14) These properties, consisting of two one-story buildings and one three-story building, were placed in service during 1999. The developments were funded through construction loans totaling $10.1 million at December 31, 1999.

(15) This property was acquired from a Board member, who is also a minority interest unit holder in the Operating Partnership, for a total of $2.2 million in common units and $0.1 million in cash. These acquisitions were consummated pursuant to the Operating Partnership's 1998 commitment (subsequently extended to 1999) and 1999 commitment under land purchase obligations in the Operating Partnership established at the Company's initial public offering.

(16) These properties were sold in a single transaction with a total sales price of $89.5 million, resulting in a gain of approximately $3.6 million. As part of the sale, we agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. Our total lease obligation is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain has been deferred and is included in other liabilities until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations we may incur as a result of these commitments. In order to defer the taxable gain on this transaction, net sales proceeds of $26.7 million were deposited at closing into a tax-deferred exchange trust for reinvestment in future property purchases. The tax-deferred exchange was completed with the acquisition of four replacement properties: 300 West Monroe and 35 and 77 South Wacker Drive on July 15, 1999, 800-810 Jorie Boulevard on August 12, 1999, 43-47 Hintz Road on September 30, 1999 and Enterprise Center II on January 10, 2000.

(17) In order to defer the taxable gain of $0.9 million on this transaction, net sales proceeds of $4.2 million were deposited at closing into a tax-deferred exchange trust for reinvestment in future property purchases.

(18) The Services Company, an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to the purchaser concurrently with our sale of the land. This affiliate leased the land from us during the portion of the construction period in which we owned the land.

(19) On April 19, 1999, we sold approximately 161,710 net rentable square feet of our 122 South Michigan Avenue office building to National-Louis University (NLU) for a gross sales price of $14.95 million and net consideration, net of commission, closing costs and a $1.1 million capital improvement allowance of $12.1 million. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. We continue to own the remaining 350,659 net rentable square feet of the building and are responsible for the management of the entire property. The sale resulted in a gain of $3.8 million for the year ended December 31, 1999.

(20) On September 30, 1999, we transferred this property into a new joint venture and concurrently sold 50% of our common interest for $22.0 million and a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. The remaining 50% common interest is being accounted for using the equity method of accounting. Prior to the closing of the transaction, the existing $170.0 million non-recourse first mortgage was refinanced with a new $170.0 million non-recourse first mortgage. The extraordinary loss on extinguishment of debt for the year ended December 31, 1999 includes the write-off of unamortized deferred financing fees of $0.8 million. The new mortgage loan bears interest at LIBOR plus 1.25%, requiring interest only payments from time to time and annual principal payments, maturing September 2004. The sale resulted in a gain of $48.3 million for the year ended December 31, 1999 representing the net proceeds in excess of net book value at the date of the sale. As a result, the book basis of the remaining 50% common interest is $0 for financial reporting purposes at the date of the sale. In order to defer the taxable gain on this transaction, net proceeds of $84.9 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. On December 10, 1999 and December 13, 1999, respectively, we purchased Brush Hill Office Court located in Westmont, Illinois and IBM Plaza, an office building located in Chicago, Illinois as replacement properties. The Aurora land contracts require us to purchase an additional 107.9 acres over a two to four year period for additional consideration of $8.9 million. Certain minimum installment payments are required; however, the timing of purchases is at our discretion. During 1999, we made five installment payments totaling $0.8 million.

     Concurrently with the closing of our initial public offering, we obtained a secured revolving credit facility from a group of financial institutions. We used the credit facility to fund property acquisitions and letters-of-credit that provide credit enhancements on certain of our bonds payable. The credit facility is also subject to various financial and other operating covenants. The credit facility had a maximum commitment of $80.0 million and the interest rate was LIBOR plus 150 basis points which was amended to LIBOR plus 225 basis points as of January 1, 1999. On February 4, 1999, the credit facility was amended and the commitment was reduced to $75.0 million with the interest rate remaining the same. On October 22, 1999, the credit facility was further amended and the commitment was reduced to $35.0 million with the interest rate remaining the same.

     On January 1, 1998, we provided the Services Company a $5.0 million line-of-credit, which accrues interest at LIBOR plus 3%, requires monthly principal and interest payments from available cash flow, as defined, and matures on December 31, 2000. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 1999, the line-of-credit had $1.8 million outstanding.

     In January 1998, we obtained a $15.0 million revolving line-of-credit with a financial institution. The line-of-credit is collateralized by an industrial property located at 475 Superior Avenue in Munster, Indiana. Outstanding balances under the line-of-credit bear interest at a rate equal to LIBOR plus 195 basis points. In January 1999, we exercised an option to extend the line-of-credit for one year to January 2000. In February 2000, the line-of-credit was subsequently reduced to $11.5 million through March 14, 2000, reducing to $10 million thereafter. Generally, the covenants contained in the line-of-credit are identical to the covenants contained in the above mentioned line-of-credit. The line-of-credit and the previously mentioned $35.0 million credit facility are collectively referred to as the "Credit Facilities."

     During 1999, we incurred the following new indebtedness:


                                            Original Principal                                        Maturity
 Collateral (1),(2)                        Balance (In Millions)           Interest Rate                Date
 -------------------------------------------------------------------------------------------------------------------
 33 West Monroe (3)                             $ 65.0              LIBOR + 2.0% increasing to         1/02
                                                                         2.15% in 2/00
 National City Center (4),(5)                     63.6                       6.75%                     4/01
 122 S. Michigan                                  14.0                    LIBOR + 3.0%                 5/04
 National City Center (6)                         10.0                    LIBOR + 4.5%                 1/00
 25 and 77 South Wacker (7)                        4.0                        (8)                     11/01
 300 West Monroe (7)                              24.0                 Prime Rate + 0.5%               5/00
 Pine Meadows Center (two one-story
    buildings) (7)                                (9)                   LIBOR + 2.25%                  2/01
 Pine Meadows Center (one three-story
    building) (7)                                (10)                   LIBOR + 2.50%                  2/01
 2000 USG Drive (7)                              (11)                   LIBOR + 2.25%                  2/01
 800-810 Jorie Blvd. (4)                          21.0              LIBOR + 2.0% but not less          8/02
                                                                          than 6.50%
 43-47 Hintz Rd. (4),(7)                           6.0                  LIBOR + 2.25%                  9/02
 77 W. Wacker Drive (12)                         170.0                  LIBOR + 1.25%                  9/04
 IBM Plaza                                       160.0                      (13)                      12/02
 Brush Hill Office Court (4)                       8.2                     8.76%                       1/10
 33 West Monroe                                   12.5                    11.0%                        6/00
 1600-1700 167th Street (4)                        2.8                     8.68%                      12/09
 320 Fullerton Avenue (7)                        (14)                   LIBOR + 2.25%                  5/01
 Line of Credit                                  (15)                   LIBOR + 1.95%                  2/00
 Aurora Land (16)                                  0.6                     8.0%                        6/00


(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2) Interest is payable monthly, with principal due at maturity, unless otherwise indicated.

(3) On January 31, 1999, we entered into an interest rate collar agreement for the period from January 31, 1999 through January 31, 2002 with a financial institution for an original notional amount of $65.0 million. Pursuant to the agreement, the interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%.

(4)  Principal and interest payable monthly through maturity.

(5) Consists of two assumed notes with principal amounts of $52.9 million and $8.7 million, with actual interest rates of 8.50% and 7.55%, respectively. These interest rates were in excess of the market rate at the acquisition date, which we estimated to be 6.75%. As a result, we have recorded an additional $2.0 million of principal to reflect an imputed interest rate of 6.75% over the term of the notes.

(6) This loan is collateralized by a pledge of a portion of the ownership interests in the entity that owns the property. At our election, the interest rate is either (a) the Prime Rate plus 3.25% or (b) LIBOR plus 4.5%. A loan modification agreement extended the maturity date and the loan was repaid in February 2000. Other loan terms remained substantially unchanged.

(7) The Operating Partnership has guaranteed these loans. The $24.0 million 300 West Monroe loan has also been guaranteed by our entity which owns the the 25 and 77 South Wacker Drive property. The loan is secured by a second mortgage on the 25 and 77 South Wacker Drive property. The Pine Meadows Center and 2000 USG Drive loans document contain cross-collateralization and cross-default clauses. The 43-47 Hintz Rd. loan guaranty is limited to $1.5 million.

(8) After the funding of a construction loan related to the 300 West Monroe parcel, the interest rate will be based on an index rate of LIBOR plus 2.75%.

(9) A $8.7 million construction loan, of which $6.1 million has been disbursed as of December 31, 1999.

(10) A $9.4 million construction loan, of which $4.9 million has been disbursed as of December 31, 1999.

(11) A $6.3 million construction loan, of which $4.4 million has been disbursed as of December 31, 1999.

(12) Refinancing of a mortgage loan of equal amount which provides for annual amortization during the term. The loan has been transferred into an unconsolidated joint venture in which we have a 50% common ownership interest.

(13) On December 10, 1999, we entered into an interest rate swap agreement based on a LIBOR index rate of 6.3% which effectively fixed our interest rate with respect to the variable rate mortgage note payable secured by the IBM Plaza property at a rate of 8.00%. This agreement has an original notional amount of $160.0 million that decreases to $158.4 million on December 10, 2000 and to $155.2 million on December 10, 2001 coincident with principal payments on the mortgage note payable secured by IBM Plaza property. The swap agreement had a purchase price of $0.6 million and terminates on December 10, 2002. No amounts were paid or received under the terms of the swap agreement during 1999.

(14) A $8.1 million construction loan of which $5.1 million has been disbursed as of December 31, 1999.

(15) A $12.0 million revolving line of credit, all of which was outstanding as of December 31, 1999.

(16) Interest and principal are due at maturity.

         In January 2000, the Company acquired the following 62,559 square foot office property and 7.5 acres of vacant land:


                                                      ACQUISITION      MORTGAGE
                                                         COSTS           DEBT
            PROPERTY                   LOCATION      (IN MILLIONS)   (IN MILLIONS)
-------------------------------------------------------------------------------------
Office:
   Enterprise Center II           Westchester, IL         $8.8             $5.45
                                                     ================================
Land:
    Libertyville Office II        Libertyville, IL        $1.2              -
                                                     ================================


         On January 8, 1999, the Company filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission (which was declared effective on June 8, 1999) to register up to $500.0 million of our equity and debt securities for future sale.

         On February 8, 1999, the Company signed a contract with a buyer pursuant to which it will construct and sell to the buyer an approximately 1,018-space parking garage, including approximately 4,000 square feet of retail space, on approximately 22,000 square feet of a 61,302 square foot parcel of land that the Company owns in the Chicago central business district (see Note 13 to the table of properties acquired, placed in service and sold in 1999 regarding acquisition of this parcel). The contract provides for a sales price of the completed garage of approximately $36.0 million, plus the value of any of the retail space leased by the Company at the time of sale up to a maximum of $1.75 million. In addition, the Company is entitled to receive an additional $1.0 million from the buyer if, within 15 years after the sale of the parking garage to the buyer, it substantially completes construction of an office building on the land containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with us. Pursuant to a letter agreement dated December 3, 1999, the contingency period for obtaining the required city approvals for the construction of the parking garage was extended from December 31, 1999 until April 30, 2000. The parties are currently discussing the possibility of further extending such contingency if necessary, as well as certain other potential modifications to the terms of the transaction.

         In March 1999, the option period for a parcel adjacent to one of our development property sites lapsed. We recorded the related non-refundable option price of $0.6 million as a loss on land development option in our consolidated statement of operations for the year ended December 31, 1999.

         On March 1, 1999, we terminated a $160.0 million treasury lock agreement due to changes in terms and timing of the purchase of an office building as a result of an amended purchase agreement. This resulted in approximately $0.6 million on deposit related to the treasury lock agreement being forfeited at the time of termination. On May 11, 1999, we terminated a $170.0 million treasury lock agreement due to changes in timing of a planned future securitization of a currently outstanding $170.0 million loan related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1.2 million. The net gain of $0.6 million from the two terminations has been included as a net gain in other income in the statement of operations for the year ended December 31, 1999. During the year ended December 31, 1999, we received net cash settlements of approximately $15.2 million related to both treasury lock agreements.

         On April 13, 1999, we modified the terms of our Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters (1) the ratio of our debt plus nonconvertible preferred shares divided by our total market capitalization exceeded 65% or (2) our fixed charges coverage ratio fell below
1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days' prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis. We made a $0.4 million one-time payment as part of this transaction, which will be amortized, using the straight-line method, through January 15, 2002 as a preferred dividend. All 2,000,000 outstanding shares of our Series A preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40.0 million, net of the unamortized transaction fee, in the consolidated balance sheet.

         Under the provisions of one of the credit facilities, we are obligated to maintain interest rate contracts on a portion of our variable rate indebtedness. On January 31, 1999, we entered into an interest rate collar agreement for the period from January 31, 1999 through January 31, 2002 with a financial institution for an original notional amount of $65.0 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. We entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 through October 1, 1999. On November 1, 1999, we entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. On November 22, 1999, we transferred the $170.0 million interest rate collar agreement to an unconsolidated investment partnership. However, we have provided a guaranty to the counterparty related to this agreement. On December 10, 1999, we entered into an interest rate swap agreement for a purchase price of $591 for the period from December 10, 1999 through December 10, 2002 for an original notional amount of $160 million that decreases to $158.4 million on December 10, 2000 and to $155.2 million on December 10, 2001. The interest rate swap under the agreement is based on a LIBOR index rate of 6.3% and effectively fixed the interest rate on $160.0 million of variable rate mortgage indebtedness at a rate of 8.0%. On March 20, 2000, we entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement is dapped at a LIBOR index rate of 8.0%. These agreements satisfy our obligation to maintain interest rate contracts under the provisions of one of the credit facilities.

         In December 1999, we granted a permanent easement to space within the IBM Plaza property to a utility company for a fee of $2.0 million, which has been included in other income in 1999. We are under no obligation to perform any services for the utility company to earn the fee, and we believe that the easement does not decrease the value of the property.

SEGMENT REPORTING DATA

         See Note 15 to our consolidated financial statements for a discussion on our operating segment data for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997.

COMPETITION

         We compete with other owners and developers; some of whom may have greater resources and more experience than we. In addition, the number of competitive properties in any particular market or submarket in which our properties are located could have a material adverse effect on both our ability to lease space at our properties or any newly-acquired property and on the rents charged at our properties. We believe that we are one of a limited number of publicly-traded real estate companies primarily focusing on the office and industrial market in the Chicago metropolitan area.

SERVICES COMPANY

         The Services Company was formed in March 1997 under the laws of the state of Maryland. The Operating Partnership owns 100.0% of the nonvoting preferred stock of the Services Company, representing 95.0% of its economic value and also has a $4.8 million promissory note issued from Services Company in connection with its formation. We have also provided a $5.0 million line-of-credit to the Services Company. The ownership structure permits us to share in the Services Company's income and also maintain our status as a REIT for federal income tax purposes. We receive substantially all of the economic benefit of the businesses carried on by the Services Company because we have the right to receive dividends through the operating partnership's investment in the preferred stock. However, we do not elect the Services Company's officers or directors and, consequently, do not have the ability to control the operations of the Services Company or require the declaration of dividends.

         The Services Company provides certain corporate advisory, management, leasing, tenant improvement construction, painting and tenant representation services to buildings owned by others. The Services Company's leasing division provides leasing services to certain of our properties and other property owners for fees. The Services Company's tenant improvements division provides construction management services for tenant improvements, renovations and other construction related services to the properties owned, acquired, developed or managed by us.

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

         We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by The Prime Group, Inc. ("PGI"). These properties are in remediation programs sponsored by the appropriate state environmental agencies. PGI has contractually agreed to retain liability, and indemnify us, for the costs of environmental remediation with regard to these industrial properties, which environmental consultants have estimated will cost, in the aggregate, up to $3.2 million. Based on such estimates, certain properties PGI contributed recorded provisions for environmental remediation costs totaling $3.2 million in 1997 prior to their contribution. During 1997, PGI initiated lawsuits against a former owner (who is also a former tenant) of one of the properties and an environmental consultant to cover the cost of the remedial action plans. On February 20, 1998, PGI reached an agreement with the former owner and received a $1.8 million settlement payment, in addition to $0.5 million previously paid as a reimbursement for costs. In 1998, PGI sued a current tenant of one of the properties to recover the cost of certain remedial action plans. During 1999, we incurred $0.3 million of costs related to the above remediation and for which we are due reimbursement from PGI.

         We are also aware of contamination at 455 Academy Drive in Northbrook, Illinois. The tenant of the property during the time we owned it, NSI Enterprises, Inc.("NSI"), provided us with an indemnity for all of the costs of environmental remediation regarding the property they caused either knowingly or unknowingly. On December 23, 1999, 455 Academy Drive was sold to NSI and NSI agreed to clean up the contamination and obtain a no further action letter pursuant to the Illinois Environmental Remediation Program. In addition, we are aware of contamination at 1301 E. Tower Road in Schaumburg, Illinois. The property has been submitted into a remediation program sponsored by the Illinois Environmental Protection Agency and we are in the process of quantifying the cost of necessary remedial actions. In connection with 1301 E. Tower Road, the previous owner and other third parties have placed approximately $0.8 million in escrow to fund the clean-up of the property. We currently anticipate that this escrow will be sufficient to fund the necessary remedial action for this property, although the previous owner and other third parties will not be responsible for any costs in excess of the amount placed in escrow.

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

         COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT. Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements; however, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions to shareholders could be adversely affected.

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

EMPLOYEES

         As of December 31, 1999, we had approximately 216 full-time employees. We believe that our relations with our employees are satisfactory.

ITEM 2.  PROPERTIES

GENERAL

         As of December 31, 1999, we owned 28 office properties (including 1701 Golf Road, on which we own a second mortgage note, but for which we have consolidated the property's operations), 40 industrial properties, one retail center and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive and a mortgage on an office property located at 180 N. LaSalle Street, both in the Chicago central business district. In terms of net rentable square feet, approximately 83.3% of our office properties and 85.8% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area accounted for approximately 92.3% of our rental revenue and 94.4% of our tenant reimbursements revenue for the year ended December 31, 1999.

         Our management team has developed or redeveloped a significant number of office properties, such as the 77 West Wacker Drive building in Chicago, Illinois, and industrial properties, such as the 320 Fullerton Avenue building in Carol Stream, Illinois. In the course of such development and redevelopment, we have acquired experience across a broad range of development and redevelopment projects. We believe our properties are well maintained and, based on recent engineering reports, do not require significant capital improvements.

         We own approximately 239.4 acres of land that we may develop. This acreage includes two development sites which contain approximately 131,000 square feet located in the Chicago central business district, one of which comprises 67,000 square feet, and is held by a joint venture with a third party. We also have rights to acquire approximately 202.6 acres of developable land, including rights to acquire a site located in the Chicago central business district containing approximately 58,000 square feet. We believe that this land could be developed to have approximately 4.6 million square feet of additional office space and over 7.5 million square feet of additional industrial space. Included in the 202.6 acres are 48.9 acres to be acquired from affiliates of a member of our Board of Trustees for a total purchase price of $6.0 million.

         Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants' first year of occupancy ("Base Year") or a negotiated amount approximating the tenants' pro rata share of these expenses ("Expense Stop"). The tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either a (i) net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and other operating expenses as additional rent or (ii) triple net lease basis with the tenants paying all of the real estate taxes, insurance, utility and other operating expenses for the property.

PROPERTIES

         The following table sets forth certain information relating to each of our properties as of December 31, 1999, unless indicated otherwise. Through the Operating Partnership and other subsidiaries, we own a 100% interest in all of the office and the industrial properties, except for 77 West Wacker Drive (we own a 50% common ownership interest in the joint venture that owns the property), 1701 Golf Road (we own the second mortgage note on this property) and 180 N. LaSalle Street (we own the first mortgage note on this property).



                                                                                                NET         PERCENTAGE
                                                                         YEAR BUILT/         RENTABLE      LEASED AS OF
PROPERTY                                      LOCATION                   RENOVATED          SQUARE FEET    12/31/99(%)
--------                                      --------                   ---------          -----------    -----------
OFFICE PROPERTIES:
330 North Wabash Avenue (IBM Plaza)           Chicago, IL                1971                  1,350,660        91.9
1701 Golf Road (Continental Towers) (1)       Rolling Meadows, IL        1977/1979/1981          928,766        97.6
33 West Monroe Street                         Chicago, IL                1980                    846,759        99.8
208 South LaSalle Street                                                 1914/1956/
                                              Chicago, IL                1982/1991               835,229        98.5
1900 East Ninth Street (National City
      Center)                                 Cleveland, OH              1980                    766,965        98.4
122 South Michigan Avenue                     Chicago, IL                1910                    350,659        86.0
33 North Dearborn Street                      Chicago, IL                1967/1986               302,818        94.7
201 4th Avenue North (Suntrust Bldg.)         Nashville, TN              1968/1985               250,566        91.3
3800 and 3850 North Wilke Road and
  3930 Ventura Drive(Commerce Point)          Arlington Heights, IL      1987/1989               236,642        97.1
1700 East Golf Road (Two Century Centre)      Schaumburg, IL             1989                    217,960        71.2
2000 York Road (2000 York Brook)              Oak Brook, IL              1960/1986               200,045        99.9
800-810 Jorie Boulevard                       Oak Brook, IL              1961/1992               190,829        99.7
850, 860 and 1000 Technology Way (Pine
  Meadows Corporate Center) (2)               Libertyville, IL           1999                    180,926       100.0
4343 Commerce Court (The Olympian Office
  Center)                                     Lisle, IL                  1989                    167,756        93.6
6400 Shafer Court                             Rosemont, IL               1980/1990               164,958        99.4
2205-2255 Enterprise Drive (Enterprise
  Office Center)                              Westchester, IL            1987                    129,574        99.0
1990 Algonquin Road/2000-2060 Algonquin
   Road (Salt Creek Office Center)(3)         Schaumburg, IL             1979/1986               125,938        95.1
740-770 Pasquinelli Drive (Brush Hill
   Office Center)                             Westmont, IL               1986                    109,865        95.6
1699 E. Woodfield Road (Citibank Office
   Plaza)                                     Schaumburg, IL             1979                    105,602       100.0
2675 N. Mayfair (Wauwatosa Bldg.)             Wauwatosa, WI              1979                    104,031        89.6
620 Market Street (Professional Plaza)        Knoxville, TN              1988                     93,711        84.5
625 Gay Street (Centre Square II)             Knoxville, TN              1988                     91,426        85.2
1600-1700 167th Street (Narco River
   Business Center)                           Calumet City, IL           1981                     65,394        86.7
280 Shuman Blvd. (Atrium)                     Naperville, IL             1979                     65,273       100.0
2100 Swift Drive                              Oak Brook, IL              1985/1991                58,000       100.0
1301 E. Tower Road (Narco Tower)              Schaumburg, IL             1992                     50,400       100.0
4823 Old Kingston Pike (Weston Bldg.)         Knoxville, TN              1988                     34,638       100.0
4100 West Madison Street                      Hillside, IL               1978                     24,551        43.5
                                                                                          --------------------------------
OFFICE PROPERTIES SUBTOTAL                                                                     8,049,941        95.0%
                                                                                          --------------------------------



                                                                                            NET          PERCENTAGE
                                                                        YEAR BUILT/      RENTABLE       LEASED AS OF
 PROPERTY                                      LOCATION                 RENOVATED       SQUARE FEET     12/31/99(%)
 --------                                      --------                 ---------       -----------     -----------
INDUSTRIAL PROPERTIES:
WAREHOUSE/DISTRIBUTION FACILITIES:
   475 Superior Avenue                        Munster, IN               1989               450,000          100.0
   43-47 Hintz Road                           Wheeling, IL              1961/1990          310,156          100.0
   2160 McGaw Road                            Obetz, OH                 1974               310,100          100.0
   425 E. Algonquin Road                      Arlington Heights, IL     1978               304,506          100.0
   320 Fullerton Avenue                       Carol Stream, IL          1999               263,208           47.4
   11045 Gage Avenue                          Franklin Park, IL         1970/1992          136,600          100.0
   4849 Groveport Road                        Obetz, OH                 1968               132,100          100.0
   4248, 4250 and 4300 Madison Street         Hillside, IL              1980               127,129          100.0
   1051 N. Kirk Road                          Batavia, IL               1990               120,004          100.0
   4211 Madison Street                        Hillside, IL              1977/1992           90,344          100.0
   2400 McGaw Road                            Obetz, OH                 1972                86,400          100.0
   5160 Blazer Memorial Parkway (4)           Dublin, OH                1983                85,962           74.4
   4160-4190 W. Madison Street                Hillside, IL              1974/1992           79,532          100.0
    342-346 Carol Lane                        Elmhurst, IL              1989                67,935          100.0
    200 E. Fullerton Avenue                   Carol Stream, IL          1968/1995           66,254          100.0
    4411 Marketing Place                      Columbus, OH              1984                65,804          100.0
    370 Carol Lane                            Elmhurst, IL              1977/1994           60,290          100.0
    600 London Road                           Delaware, OH              1981                52,441          100.0
    550 Kehoe Blvd                            Carol Stream, IL          1997                44,575          100.0
    388 Carol Lane                            Elmhurst, IL              1979                40,920          100.0
    343 Carol Lane                            Elmhurst, IL              1989                30,084          100.0
    350 Randy Road                            Carol Stream, IL          1974                25,200          100.0
    11039 Gage Avenue                         Franklin Park, IL         1965/1993           21,935          100.0
    1401 S. Jefferson Street                  Chicago, IL               1965/1985           17,265          100.0
 OVERHEAD CRANE/MANUFACTURING FACILITIES:

    Chicago Enterprise Center                 Chicago, IL               1916/1991-1996

      13535-A S. Torrence Avenue                                                           384,806           37.9
      13535-B S. Torrence Avenue                                                           239,752             -
      13535-C S. Torrence Avenue                                                            99,333          100.0
      13535-D S. Torrence Avenue                                                            77,325          100.0
      13535-E S. Torrence Avenue                                                            57,453          100.0
      13535-F S. Torrence Avenue                                                            44,800          100.0
      13535-G S. Torrence Avenue                                                            54,743          100.0
      13535-H S. Torrence Avenue                                                            73,612           95.8
    East Chicago Enterprise Center            East Chicago, IN          1917/1991-1997

      Building 2 (4407 Railroad Avenue)                                                    169,435           17.1
      Building 3 (4407 Railroad Avenue)                                                    291,550          100.0
      Building 4 (4407 Railroad Avenue)                                                     87,483           98.1
      4440 Railroad Avenue (5)                                                              40,000          100.0
      4635 Railroad Avenue                                                                  14,070             -
    Hammond Enterprise Center                 Hammond, IN               1920-1952

      4507 Columbia Avenue                                                                 256,595          100.0
      4527 Columbia Avenue (6)                                                              16,701           58.1
      4531 Columbia Avenue                                                                 250,266           99.2
                                                                                      --------------------------------
    INDUSTRIAL PROPERTIES SUBTOTAL                                                       5,146,668           84.3%
                                                                                      ================================
    PORTFOLIO TOTAL                                                                     13,196,609           90.9%
                                                                                      ================================



                                                                                              NET           PERCENTAGE
                                                                       YEAR BUILT/          RENTABLE       LEASED AS OF
PROPERTY                                      LOCATION                 RENOVATED          SQUARE FEET      12/31/99(%)
--------                                      --------                 ---------          -----------      -----------
 MORTGAGE NOTE RECEIVABLE:
    180 N. LaSalle Street (7)                 Chicago, IL               1982/1999           769,384           57.5
 JOINT VENTURE INTEREST:
    77 West Wacker Drive (8)                  Chicago, IL               1992                944,556           99.8
 OTHER PROPERTIES:
    398 Unit Parking Facility                 Knoxville, TN             1981
    371-385 N. Gary Avenue (9)                Carol Stream, IL          1978                 11,276           78.3


----------
     (1) We hold a mortgage note receivable on the property and have consolidated the underlying property operations based upon receiving substantially all of the economic benefits of the property's operations.

     (2) This property complex is comprised of two single-story buildings and a three-story building, but is treated as one office property.

     (3) This property complex is comprised of 1990 Algonquin Road (a two-story office building) and 2000-2060 Algonquin Road (seven single-story office buildings), but is treated as one office property.

     (4) This property is a mixed-use industrial/office property that has been classified as an industrial property.

     (5) This property is an office building adjacent to the East Chicago Enterprise Center.

     (6)  This property is an office building within the Hammond Enterprise
          Center.

     (7) We hold a mortgage note receivable on this office property. The operating results of this property have not been consolidated.

     (8) On September 30, 1999, we sold 50% of our common ownership interest in 77 West Wacker Drive to a third party for a gain of approximately $48.3 million. We contributed our remaining 50% common ownership interest to a new joint venture and are reflecting our ownership in the property using the equity method.

     (9)  This is a retail center.

ITEM 3. LEGAL PROCEEDINGS

     Neither we nor any of our properties are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements. Although subsequently settled in February 1999, we were subject to the litigation discussed below during early 1999.

     On July 22, 1998, we entered into a purchase agreement, with an affiliate of an investor in the operating partnership, to acquire two office buildings, IBM Plaza (a 1,354,354 square foot office building located in the Chicago central business district) and National City Center (a 766,965 square foot office building located in Cleveland, Ohio) for an aggregate purchase price of approximately $357.0 million. On September 15, 1998, we terminated the purchase agreement in accordance with the terms of the agreement due to the failure of a material condition precedent to the closing of these acquisitions. On September 21, 1998, the sellers notified us in writing that they believed they were entitled to the $20.0 million earnest money provided for by the agreement and instructed the earnest money escrow agent to draw the full amount under two earnest money letters-of-credit we provided under one of the Credit Facilities. The sellers also filed a compliant against us in with the Supreme Court of New York, New York County alleging that we breached the contract. On October 30, 1998, we filed our answer to the compliant and denied all material allegations of the compliant. We also filed a counterclaim against the sellers alleging that the sellers breached the contract and sought the return of the above mentioned earnest money and other damages.

     On February 5, 1999, we entered into an amended option agreement with the sellers of IBM Plaza and an amended purchase agreement with the sellers of National City Center, which had the following terms:

     - both the original lawsuit filed by the sellers and our counterclaim were dismissed;

     - we purchased National City Center on February 5, 1999 for a contract price of $100.0 million; and

     - the $20.0 million earnest money escrow described above was released and credited to the purchase of National City Center and an $8.0 million nonrefundable payment for the option to purchase IBM Plaza which was subsequently purchased for $238.0 million (including the $8.0 million deposit) in December, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 16, 2000, the reported closing sale price on the NYSE was $14 3/8, and there were 15,271,678 common shares outstanding held by approximately 3,000 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the distributions we paid for the years ended December 31, 1999 and 1998



                                                                                    CASH
                                                                                DISTRIBUTIONS
                                                 HIGH              LOW            PAID (1)
     FISCAL YEAR 1999
     First quarter                            $   15 11/16     $   12 7/8       $   0.3375
     Second quarter                               17 3/16          13 3/16          0.3375
     Third quarter                                17 11/16         15               0.3375
     Fourth quarter                               15 7/16          13                   (2)

     FISCAL YEAR 1998
     First quarter                                20 7/8           19 5/8           0.3375
     Second quarter                               21               17 1/8           0.3375
     Third quarter                                19 15/16         13 1/16          0.3375
     Fourth quarter                               16 5/8           13 9/16              (3)



(1)  All distributions are per common share and common unit.

(2) On December 8, 1999, our Board of Trustees declared a dividend of $0.3375 per common share and common unit for the fourth quarter of 1999 to holders of record on December 31, 1999. These dividends were paid January 20, 2000.

(3) On December 9, 1998, our Board of Trustees declared a dividend of $0.3375 per common share and common unit for the fourth quarter of 1998 to holders of record on December 31, 1998. These dividends were paid January 20, 1999.

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

     Concurrently with the completion of our initial public offering, the Operating Partnership issued 9,994,310 common units to PGI, Primestone Investment Partners L.P. (a joint venture of PGI and a third party), other contributors and certain members of management in exchange for property contributions and cash. Additionally, since inception through December 31, 1999, the Operating Partnership has issued 404,032 common units as partial consideration for its acquisition of the first mortgage note of 180 N.

LaSalle Street and 479,803 common units as partial consideration for property acquisitions from affiliates of a member of our Board of Trustees. Holders of common units may redeem, after the lock-up period of one year from the date of issuance, part or all of the common units for common shares on a one-for-one basis, or at our option, cash equal to the fair market value of a common share at the time of exchange. During 1999, 53,611 of these units were converted to common shares.

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

     On March 25, 1998, we issued 2,579,994 of our common shares in a private placement. In addition, during 1999 and 1998, we granted 55,099 and 50,694, respectively, of our common shares to certain of our officers and Board members. See "Business - Recent Developments."

     The issuance of 2,579,994 of our common shares, the common share grants described above to certain of our employees and trustees, and the common units described above and our Series A - Cumulative Convertible Preferred Shares constituted private placements of securities which are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our ("PGRT") and our predecessor's selected consolidated/combined financial data and should be read in conjunction with our and our predecessor's consolidated/combined financial statements included elsewhere in this Form 10-K.


                                                                          (DOLLARS IN THOUSANDS)
                                               --------------------------------------------------
                                                      PGRT - CONSOLIDATED HISTORICAL
                                               --------------------------------------------------
                                                                                  PERIOD FROM
                                                                                  NOVEMBER 17,
                                                                                  1997 THROUGH
                                                   YEAR ENDED DECEMBER 31,        DECEMBER 31,
                                               ---------------------------------
                                                    1999              1998            1997
                                               -------------------------------------------------
STATEMENTS OF OPERATIONS DATA
REVENUE:
            Rental...........................      $ 126,687       $  97,212          $7,293
            Tenant reimbursements............         50,171          37,545           2,041
            Mortgage note interest...........          6,926           5,866             248
            Insurance settlement.............              -               -               -
            Other                                     12,770           6,978             248
                                               -------------------------------------------------
         Total revenue.......................        196,554         147,601           9,830
         EXPENSES:
            Property operations..............         44,446          29,598           2,213
            Real estate taxes................         34,470          25,077           1,765
            Depreciation and amortization....         33,258          25,447           2,478
            Interest.........................         42,648          30,901           1,680
            Interest-affiliates..............              -               -               -
            Loss on land development option..            600               -               -
            General and administrative.......          7,565           5,712             267
            Financing fees...................              -               -               -
            Property and asset
              management fees-affiliate......              -               -               -
            Provision for environmental
              remediation costs..............              -               -               -
            Write-off of deferred tenant
              costs..........................              -               -               -
                                               -------------------------------------------------
         Total expenses......................        162,987         116,735           8,403
                                               -------------------------------------------------
          Income (loss) before gain on
             sales of real estate, minority
             interests and extraordinary items        33,567         30,866            1,427
          Gain on sales of real estate........        53,050              -                -
                                                 -----------------------------------------------
          Income (loss) before minority
             interests and extraordinary
             items............................        86,617         30,866            1,427
          Minority interests..................       (30,687)        (9,368)            (635)
                                                 -----------------------------------------------
          Income (loss) before extraordinary
             items............................        55,930         21,498              792
          Extraordinary (loss) gain on early
             extinguishment of debt, net of
             minority interests' share in the
             amount of $754 in 1999, $878
             in 1998 and $1,127 in 1997.......        (1,082)        (1,253)               -
                                                 -----------------------------------------------
          Net income (loss)...................        54,848         20,245              792

          Net income allocated to preferred
            shareholders......................       (12,103)        (7,971)            (345)
                                                 -----------------------------------------------
          Net income available to
             common shareholders..............     $  42,745       $ 12,274           $  447
                                                 ================================================





                                               ---------------------------------------
                                                   PREDECESSOR - COMBINED HISTORICAL
                                               ---------------------------------------
                                               PERIOD FROM
                                               JANUARY 1,
                                               1997 THROUGH
                                               NOVEMBER 16,     YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1997          1996             1995
                                               ----------------------------------------
STATEMENTS OF OPERATIONS DATA
REVENUE:
            Rental...........................     $27,947     $ 30,538         $ 33,251
            Tenant reimbursements............      12,490       14,225           14,382
            Mortgage note interest...........           -            -                -
            Insurance settlement.............           -            -            7,257
            Other                                   1,229        2,551            1,944
                                               ----------------------------------------
         Total revenue.......................      41,666       47,314           56,834
         EXPENSES:
            Property operations..............       8,622        9,767            9,479
            Real estate taxes................       8,575        9,383            9,445
            Depreciation and amortization....      11,241       12,409           12,646
            Interest.........................      24,613       26,422           27,671
            Interest-affiliates..............       9,804       10,795            8,563
            Loss on land development option..           -            -                -
            General and administrative.......       2,414        4,927            4,508
            Financing fees...................       1,180        1,232                -
            Property and asset
              management fees-affiliate......       1,348        1,561            1,496
            Provision for environmental
              remediation costs..............       3,205            -                -
            Write-off of deferred tenant
              costs..........................           -        3,081            13,373
                                               ----------------------------------------
         Total expenses......................      71,002       79,577           87,181
                                               ----------------------------------------
          Income (loss) before gain on
             sales of real estate, minority
             interests and extraordinary items    (29,336)     (32,263)         (30,347)
          Gain on sales of real estate........        286          846              771
                                               -----------------------------------------
          Income (loss) before minority
             interests and extraordinary
             items............................    (29,050)     (31,417)         (29,576)
          Minority interests..................        666          894            3,281
                                               -----------------------------------------
          Income (loss) before extraordinary
             items............................    (28,384)     (30,523)         (26,295)
          Extraordinary (loss) gain on early
             extinguishment of debt, net of
             minority interests' share in the
             amount of $754 in 1999, $878
             in 1998 and $1,127 in 1997.......     65,990            -                -
                                               -----------------------------------------
          Net income (loss)...................    $37,606     $(30,523)        $(26,295)
                                               =========================================
          Net income allocated to preferred
            shareholders......................

          Net income available to
             common shareholders..............





                                                          PGRT - CONSOLIDATED HISTORICAL
                                                          ------------------------------
                                                                                      PERIOD FROM
                                                                                      NOVEMBER 17,
                                                                                      1997 THROUGH
                                                        YEAR ENDED DECEMBER 31,       DECEMBER 31,
                                                     --------------------------------------------------
                                                          1999             1998            1997
                                                     --------------------------------------------------
BASIC EARNINGS AVAILABLE TO COMMON SHARES
  PER WEIGHTED-AVERAGE COMMON SHARE (1):
  Income before gain on sales of real estate and
    extraordinary items.........................       $   0.84      $        0.91          $   0.04
  Gain on sales of real estate, net of minority
    interests...................................           2.05                 -               -
  Extraordinary loss on extinguishment of debt,
    net of minority interests...................          (0.07)             (0.08)             -
                                                     ---------------------------------------------------
  Net income available per weighted- average
    common share of beneficial interest - basic.       $   2.82      $        0.83          $   0.04
                                                     ===================================================
DILUTED EARNINGS AVAILABLE TO COMMON SHARES
  PER WEIGHTED-AVERAGE COMMON SHARE (1):
  Income before gain on sales of real estate and
    extraordinary items.........................       $   0.84      $        0.91          $   0.04
  Gain on sales of real estate, net of minority
    interest....................................           2.04                -                  -
  Extraordinary loss on extinguishment of debt,
    net of minority interests...................          (0.07)             (0.08)             -
                                                     ---------------------------------------------------
  Net income available per weighted- average
    common share of beneficial interest - diluted      $   2.81      $        0.83          $   0.04
                                                     ===================================================



                                                                                   (DOLLARS IN THOUSANDS)
                                                      -----------------------------------------------------------------------------
                                                                                                           PREDECESSOR - COMBINED
                                                               PGRT - CONSOLIDATED HISTORICAL                    HISTORICAL
                                                                        DECEMBER 31,                             DECEMBER 31,
                                                      ------------------------------------------------   --------------------------
                                                          1999               1998           1997            1996           1995
                                                      ------------------------------------------------   --------------------------
BALANCE SHEET DATA:
   Real estate assets, exclusive of property under
      development and before accumulated
      depreciation ...............................       $1,151,094       $   843,031     $589,279        $291,757       $289,558
   Total assets...................................        1,444,175         1,164,514      741,468         325,230        343,641
   Mortgage notes payable, credit facilities and
      bonds payable...............................          799,171           593,168      328,044         421,983        405,562
   Total liabilities..............................          901,767           668,728      370,192         447,927        434,993
   Minority interests.............................          169,070           145,781      147,207          (6,905)        (6,047)
   Series A Preferred Shares......................           39,703                 -            -               -              -
   Shareholders' equity (partners' deficit).......          333,635           350,005      224,069        (115,792)       (85,305)




                                                                      (DOLLARS IN THOUSANDS)
                            --------------------------------------------------------------------------------------------------------
                                        PGRT - CONSOLIDATED HISTORICAL                       PREDECESSOR - COMBINED HISTORICAL
                            --------------------------------------------------------------------------------------------------------
                                                                    PERIOD FROM       PERIOD FROM
                                                                    NOVEMBER 17,    JANUARY 1, 1997
                                                                    1997 THROUGH        THROUGH
                                   YEAR ENDED DECEMBER 31,          DECEMBER 31,      NOVEMBER 16,         YEAR ENDED DECEMBER 31,
                                   1999               1998             1997               1997               1996           1995
                            --------------------------------------------------------------------------------------------------------
OTHER DATA:
Funds from operations(2)..       $   53,415       $   46,762       $     3,619      $    (14,461)        $  (17,367)   $   (12,733)
Cash flows provided by
   (used in):
   Operating activities...       $  105,092       $   53,525       $     6,706      $     (4,241)        $   (2,462)   $    (1,259)
   Investing activities...         (437,332)        (361,384)         (353,864)           (3,926)               423         (9,176)
   Financing activities...          306,907          342,390           355,390             6,331              5,733         10,873
Ratio of earnings to
   combined fixed charges
   and preferred share                                                                                            -
   distributions(3)...........         1.21             1.48              1.50                 -                  -              -
Office Properties:
   Square footage.........        8,049,941        5,833,280         4,073,722         2,353,759          1,414,897      1,414,897
   Occupancy (%)..........             95.0             89.9              91.9              88.0               92.5           95.8
Industrial Properties:
   Square footage.........        5,146,668        5,834,974         5,832,974         5,696,355          2,462,430       2,551,624
   Occupancy (%)..........             84.3             90.5              87.9              87.9               73.5            72.9


----------

     (1) Net income available per weighted-average common share of beneficial interest-basic equals net income divided by 15,141,630, 14,862,958 and 12,593,000 common shares for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. Net income available per weighted-average common share of beneficial interest-diluted equals net income divided by 15,208,911, 14,875,035, and 12,593,000 common shares for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. See Note 8 to our consolidated financial statements for further information.

     (2) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), in its March 1995 White Paper, Funds from Operations represents net income (loss) before minority interest of holders of Common Units (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Non-cash adjustments to Funds from Operations were as follows: in all periods, depreciation and amortization, for the year ended December 31, 1999, an adjustment associated with a Services Company write off, the net gain on treasury lock terminations, and the loss on a land development option, for the period from January 1, 1997 through November 16, 1997, provision for environmental remediation cost, for the years ended December 31, 1999, 1996 and 1995, gains on the sale of real estate, for the years ended December 31, 1996 and 1995, write-off of deferred tenant costs, and for the year ended December 31, 1995, excess proceeds from insurance claims. Management considers Funds from Operations an appropriate measure of performance of an office and/or industrial REIT because industry analysts have accepted it as such. We computed Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that we report rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which we believe results in a more accurate presentation of our actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other REITs and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative for net income as a measure of profitability nor is it comparable to cash flows provided by operating activities determined in accordance with GAAP.

     (3) The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interest, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs, and preferred share distributions. The Predecessor's historical earnings were insufficient to cover fixed charges by approximately $29.1 million, $31.4 million, and $29.6 million for the period from January 1, 1997 through November 16, 1997 and for the years ended December 31, 1996, and 1995, respectively.

The following is our consolidated quarterly summary of operations.


                                                                            YEAR ENDED DECEMBER 31, 1999
                                                     ------------------------------------------------------------------------------
                                                                            FOURTH           THIRD         SECOND        FIRST
                                                           TOTAL            QUARTER         QUARTER        QUARTER      QUARTER

                                                     ------------------------------------------------------------------------------
                                                                                (In thousands, except per share amounts)
Total revenues ......................................   $ 196,554         $ 44,767        $ 49,796       $ 52,912       $ 49,079
Total expenses ......................................     162,987           39,136          40,487         42,353         41,011
                                                     ------------------------------------------------------------------------------
Income before gain on sales of real estate, minority
   interests and extraordinary items ................      33,567            5,631           9,309         10,559          8,068
Gain on sales of real estate ........................      53,050              568          48,125          4,357              -
                                                     ------------------------------------------------------------------------------
Income before minority interests and extraordinary
   items ............................................      86,617            6,199          57,434         14,916          8,068
Income allocated to minority interests ..............     (30,687)          (1,440)        (22,330)        (4,861)        (2,056)
                                                     ------------------------------------------------------------------------------
Income before extraordinary items ...................      55,930            4,759          35,104         10,055          6,012
Extraordinary items - loss on early extinguishment
   of debt, net of minority interests in the amount
   $178 in the fourth quarter and $576 in the third
   quarter ..........................................      (1,082)            (253)           (829)             -              -
                                                     ------------------------------------------------------------------------------
Net income ..........................................      54,848            4,506          34,275         10,055          6,012
Net income allocated to preferred
    shareholders ....................................     (12,103)          (3,036)         (3,037)        (3,030)        (3,000)
                                                     ------------------------------------------------------------------------------
Net income applicable to common shares ..............   $  42,745         $  1,470        $ 31,238       $  7,025       $  3,012
                                                     ==============================================================================
BASIC EARNINGS AVAILABLE TO COMMON SHARES PER
   WEIGHTED AVERAGE COMMON SHARE:

Income before gain on sales of real estate and
   extraordinary items ..............................   $    0.84         $   0.11        $   0.25       $   0.29       $   0.20
Gain on sales of real estate, net of minority
   interests ........................................        2.05             0.01            1.86           0.17              -
Extraordinary  loss on extinguishment of debt,
   net of minority interests ........................       (0.07)           (0.02)          (0.05)             -              -
                                                     ------------------------------------------------------------------------------
Net income available per weighted-average
   common share of beneficial interest - basic ......   $    2.82         $   0.10        $   2.06       $   0.46       $   0.20
                                                     ==============================================================================
Weighted average common shares
   outstanding-basic ................................      15,142           15,163          15,136         15,136         15,132
                                                     ==============================================================================
DILUTED EARNINGS AVAILABLE TO COMMON SHARES
   PER WEIGHTED AVERAGE COMMON SHARE:
Income before gain on sales of real estate and
   extraordinary items ..............................   $    0.84         $   0.11        $   0.25       $   0.29       $   0.20
Gain on sales of real estate, net of minority
   interests ........................................        2.04             0.01            1.85           0.17              -
Extraordinary loss on extinguishment of debt,
   net of minority interests ........................       (0.07)           (0.02)          (0.05)             -              -
                                                     ------------------------------------------------------------------------------
Net income available per weighted-average
   common share of beneficial interest - diluted ....   $    2.81         $   0.10        $   2.05       $   0.46       $   0.20
                                                     ==============================================================================
Weighted average common shares
   outstanding - diluted ............................      15,209           15,222          15,254         15,209         15,134
                                                     ==============================================================================
Distributions paid per common share .................   $    1.35         $ 0.3375        $ 0.3375       $ 0.3375        $0.3375
                                                     ==============================================================================



                                                                                                                         PERIOD FROM
                                                                                                                        NOVEMBER 17,
                                                                                                                            1997
                                                                  YEAR ENDED DECEMBER 31, 1998                             THROUGH
                                            ----------------------------------------------------------------------------------------
                                                              FOURTH         THIRD         SECOND          FIRST        DECEMBER 31,
                                                TOTAL        QUARTER        QUARTER        QUARTER        QUARTER           1997
                                            ----------------------------------------------------------------------------------------
                                                                   (In thousands, except per share amounts)
Total revenues ...........................     $ 147,601      $  40,675      $  41,252      $  36,923      $  28,751      $   9,830
Total expenses ...........................       116,735         31,904         31,563         29,708         23,560          8,403
                                            ----------------------------------------------------------------------------------------
Income before minority interests and

   extraordinary item ....................        30,866          8,771          9,689          7,215          5,191          1,427
Income allocated to minority interests ...        (9,368)        (2,347)        (2,704)        (2,352)        (1,965)          (635)
                                            ----------------------------------------------------------------------------------------
Income before extraordinary items ........        21,498          6,424          6,985          4,863          3,226            792
Extraordinary items - loss on early
   extinguishment of debt, net of minority
   interests in the amount $503 in the
   fourth quarter and $375 in the second .        (1,253)          (728)            --           (525)            --             --
   quarter
                                            ----------------------------------------------------------------------------------------
Net income ...............................        20,245          5,696          6,985          4,338          3,226            792
Net income allocated to preferred
   shareholders ..........................        (7,971)        (2,980)        (2,950)        (1,341)          (700)          (345)
                                            ----------------------------------------------------------------------------------------
Net income applicable to common shares ...     $  12,274      $   2,716      $   4,035      $   2,997      $   2,526      $     447
                                            ========================================================================================
Earnings per common share - basic and
  diluted:
     Income before extraordinary items ...     $    0.91      $    0.23      $    0.26      $    0.22      $    0.19      $    0.04
     Extraordinary items .................         (0.08)         (0.05)            --          (0.03)            --             --
                                            ----------------------------------------------------------------------------------------
Net income ...............................     $    0.83      $    0.18      $    0.26      $    0.19      $    0.19      $    0.04
                                            ========================================================================================
Weighted average common shares outstanding
                                                  14,875         15,137         15,535         15,572         13,181         12,593
                                            ========================================================================================
Distributions paid per common share ......     $  1.1789      $  0.3375      $  0.3375      $  0.3375      $  0.1664      $      --
                                            ========================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with our historical consolidated financial statements and our predecessor's combined financial statements and related notes thereto included elsewhere in this Form 10-K.

         We are a fully-integrated real estate investment company organized under Maryland law, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. As of December 31, 1999, we owned 28 office properties (five were acquired in 1999, one development was placed in service in 1999, eight were acquired during 1998 and fourteen were contributed or acquired in 1997), 40 industrial properties (one was acquired in 1999, one development was placed in service in 1999 and 38 were contributed or acquired in 1997), one retail center, and one parking facility. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois, and a mortgage on an office property located at 180 N. LaSalle Street, Chicago, Illinois.

         As of December 31, 1999, in terms of net rentable square feet, approximately 83.3% of our office properties and 85.8% of our industrial properties were located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 92.3% of our rental revenue and 94.4% of our tenant reimbursements revenue for the year ended December 31, 1999. Our remaining office properties are located in the Cleveland, Ohio; Nashville, Tennessee; Knoxville, Tennessee; and Milwaukee, Wisconsin metropolitan areas. Our remaining industrial properties are located in the Columbus, Ohio metropolitan area.

         Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties supplemented by interest income on the mortgage note owned. We expect that revenue growth over the next several years will come from a combination of additional acquisitions and revenue generated through increased rental and occupancy rates in the current portfolio.

CAUTIONARY STATEMENTS

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 1999.

         Among the facts about which we have made assumptions are the following:

            - future economic conditions which may impact the demand for office space and our tenants' ability to pay rent, either at current or increased levels;

            -   prevailing interest rates;

            -   the extent of any inflation on operating expenses;

            - our ability to reduce various expenses as a percentage of revenues;

            - our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders;

            -   the continuing availability of our credit facilities; and

            -   the continuing availability of financing and capital.

         In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

         For the year ended December 31, 1999, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from the same period in 1998 are due principally to a full year of operating results for eight properties acquired in the first half of 1998 and the additional operating results for the six properties acquired and retained during 1999, offset by the sale of eleven properties in 1999 and the sale of 50% of our ownership in the 77 West Wacker Drive building as of September 30, 1999.

         For the year ended December 31, 1999, rental revenue increased $29.5 million, or 30.3%, to $126.7 million (including lease termination revenue of $5.2 million), tenant reimbursement income increased $12.6 million, or 33.6%, to $50.2 million, other property revenues increased $7.0 million (including the sale of easement rights for $2.6 million) or 163.6%, to $11.2 million, interest income and other decreased $1.1 million, or 42.5%, to $1.6 million, property operating expenses increased $14.8 million, or 50.2%, to $44.4 million, real estate tax expense increased $9.4 million, or 37.5%, to $34.5 million, and depreciation and amortization increased $7.8 million, or 30.7 %, to $33.3 million, in each case as compared to the year ended December 31, 1998. These increases are impacted by 5.5 months less operations for seven of the nine industrial properties and one office property sold on July 14, 1999 and the sale of 50% of our ownership in 77 West Wacker Drive building as of September 30, 1999. For the corresponding 5.5 months in 1998, the industrial properties and one office property had rental revenue of $3.4 million, tenant reimbursement income of $0.8 million, property operating expenses of $0.1 million, real estate tax expense of $0.9 million and depreciation and amortization of $0.7 million. For the corresponding 3 months in 1998, the 77 West Wacker Drive building had a revenue of $5.6 million, tenant reimbursement income of $3.0 million, property operating expenses of $1.5 million, real estate tax expense of $1.9 million and depreciation and amortization of $2.1 million. Included in interest income and other is the net gain on the termination of treasury lock agreements of $0.6 million for the year ended December 31, 1999, due to events described in "Recent Developments".

         Rental revenue, tenant reimbursement income and other property revenue for properties held in both periods increased $0.8 million for the year ended December 31, 1999, primarily due to increased occupancy and rental rates. Corresponding property operating expenses and real estate taxes increased $0.7 million primarily due to increases in real estate tax expense. Depreciation and amortization increased $1.6 million for the year ended December 31, 1999, primarily due to an increase in tenant improvements and leasing commissions.

         Mortgage note interest income increased $1.1 million, or 18.1%, to $6.9 million for the year ended December 31, 1999, compared to the same period in 1998, due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle Street.

         Interest expense increased $11.7 million, or 38.0%, to $42.6 million during the year ended December 31, 1999, compared to the same period in 1998. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 1999 and 1998 and an increase in LIBOR rates which increased the interest charges on our variable rate debt.

         General and administrative expense increased $1.9 million, or 32.4% to $7.6 million for the year ended December 31, 1999, compared to the same period in 1998, reflecting costs related to our growth.

         Gain on sales of real estate increased $53.1 million for the year ended December 31, 1999, compared to the same period in 1998, due to the sale of certain properties as more fully described in "Business Recent Developments."

         Income allocated to minority interests increased $21.3 million, or 227.6% to $30.7 million for the year ended December 31, 1999, compared to the same period in 1998, due to an increase in income before minority interests of $55.8 million, or 180.6% to $86.6 million. The increase in income before minority interests and extraordinary item was principally due to gains on the sales of real estate, additional properties acquired in 1999 and 1998 and the effects they had on the revenue and expenses described above.

         The extraordinary loss on extinguishment of debt, net of minority interests, decreased $0.2 million for the year ended December 31, 1999, due to the write-off of unamortized deferred financing fees related to mortgage debt repaid upon the sale of certain properties as more fully described in "Business Recent Developments".

         Net income increased $34.6 million, or 170.9%, to $54.8 million for the year ended December 31, 1999, compared to the same period in 1998, due to the changes in revenue, expenses, gain on sales of real estate, minority interests and extraordinary loss on extinguishment of debt described above.

         The following analysis provides a comparison of our operations for the years ended December 31, 1998 and 1997. The period from January 1, 1997 through November 16, 1997 represents the activity of the Predecessor's properties and the period from November 17, 1997 through December 31, 1998 represents our activity.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

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

         The Predecessor's properties owned by us as of December 31, 1998 consisted of five office properties, 17 industrial properties, and a parking facility. At the time of our initial public offering, nine additional office properties, 29 additional industrial properties and one retail center were contributed or acquired. After the date of our initial public offering and through December 31, 1998, we acquired ten additional office properties and a first mortgage note encumbering an office property as described in the footnotes to our consolidated financial statements contained elsewhere in this Form 10-K.

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

         Income allocated to minority interests increased $9.4 million to $9.4 million for the year ended December 31, 1998 compared to the same period in 1997 due to an increase in income before minority interest of $58.5 million, or 212.0%, to $30.9 million due to the changes in revenue and expenses described above and a change in the ownership structure. The increase in income before minority interests is due to additional properties either being contributed or acquired and the effects they had on revenue and expenses described above. The change in ownership structure is due to certain ownership percentages changing due to our initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

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

         CREDIT FACILITIES. Our Credit Facilities, with a maximum loan availability totaling $46.5 million, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the Operating Partnership. Subject to our compliance with the applicable loan covenants, the Credit Facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters-of-credit for the $26.9 million of tax-exempt bonds. As of December 31, 1999, $19.5 million was drawn on our Credit Facilities (excluding the letters-of-credit impact on current availability). See Note 4 to our consolidated financial statements for further information.

         PROPERTY SALES. On April 19, 1999, we sold approximately 161,710 net rentable square feet of our 122 South Michigan Avenue office building to NLU for a gross sales price of $14.95 million and consideration, net of commission, closing costs and a $1.1 million capital improvement allowance, of $12.1 million. As part of this sale, NLU also acquired an undivided 31.56% interest in certain common areas of the property. We continue to own the remaining 350,659 net rentable square feet of the building and are responsible for the management of the entire property. The sale resulted in a gain of $3.8 million for the year ended December 31, 1999.

         On July 8, 1999, we sold approximately 7.5 acres of land to Antunes Properties, L.L.C. for a sale price of $1.0 million. The Services Company, an unconsolidated affiliate, constructed an office/warehouse facility on this parcel and sold it to Antunes Properties, L.L.C. This affiliate leased the land from us during the portion of the construction period in which we owned the land.

         On July 14, 1999, we sold nine industrial properties and one office property in a single transaction with a total sale price of $89.5 million. In order to defer the taxable gain on this transaction, net sales proceeds of $26.7 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. Four replacement properties were identified under the tax-deferred exchange trust; three of these properties have been acquired as of December 31, 1999. The fourth property was acquired in January 2000.

         On September 30, 1999, we sold 50% of our common interest in the 77 West Wacker Drive property for $22.0 million and a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. The remaining 50% common interest will be accounted for using the equity method of accounting. Prior to the closing of the transaction, the existing $170.0 million non-recourse first mortgage was refinanced with a new $170.0 million non-recourse first mortgage. The new mortgage loan bears interest at LIBOR plus 1.25%, requiring interest only payments from time to time and annual principal payments, maturing September 2004. The sale resulted in a gain of $48.3 million for the year ended December 31, 1999. In order to defer the taxable gain on this transaction, net proceeds of $84.9 million were deposited into a tax-deferred exchange trust and used for the acquisition of IBM Plaza and the Brush Hill Office Center.

         On December 22, 1999, we sold an industrial property for a sale price of $4.5 million. The sale resulted in a gain of $0.6 million attributed to the building and approximately $0.3 million attributed to the adjacent land for the year ended December 31, 1999. In order to defer the taxable gain on this transaction, net sales proceeds of $4.2 million were deposited into a tax-deferred exchange trust for reinvestment in future property purchases. Two replacement properties were identified under the tax deferred trust. These properties were acquired in January 2000.

         INDEBTEDNESS. Our aggregate indebtedness was $799.2 million and $593.2 million at December 31, 1999 and 1998, respectively. At December 31, 1999, such indebtedness had a weighted average maturity of 5.2 years and bore interest at a weighted average interest rate of 7.7% per annum. At December 31, 1999, $329.6 million, or 41.2%, of such indebtedness bore interest at fixed rates and $469.6 million, or 58.8% of such indebtedness, including $74.5 million of tax-exempt bonds, bore interest at variable rates. Included in the variable rate debt is $160.0 million subject to an interest rate swap agreement and $65.0 million subject to an interest rate collar agreement and $70.0 million subject to an interest cap agreement.

         We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 2000 through 2013. We believe that our properties have excess value that may be utilized for additional borrowings or debt securitizations.

         Under the provisions of one of the credit facilities, we are obligated to maintain interest rate contracts on a portion of our variable rate indebtedness. On January 31, 1999, we entered into an interest rate collar agreement, for the period from January 31, 1999 through January 31, 2002, with a financial institution for an original notional amount of $65.0 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. We entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150.0 million at 7.0% during the period from July 1 to October 1, 1999. On November 1, 1999 we entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2004 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling under the agreement is based on a LIBOR rate of 7.75% and the interest rate floor is based on a LIBOR rate of 5.62% through September 30, 2002 increasing to a LIBOR rate of 6.095% thereafter. This agreement satisfy our obligation to maintain interest rate contracts under the provisions of one of the credit facilities. On December 10, 1999, we entered into an interest rate swap agreement for the period from December 10, 1999 through December 10, 2002 for an original notional amount of $160.0 million that decreases to $158.4 million on December 10, 2000 and to $155.2 million on December 10, 2001, based on a LIBOR index rate of 6.3% and effectively fixed the interest rate on $160.0 million of variable rate mortgage indebtedness at a rate of 8.0%. On March 20, 2000, we entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement is capped at the LIBOR interest rate of 8.0%. These agreements satisfy our obligation to maintain interest rate contracts under the provisions of one of the credit facilities.

         DEBT REPAYMENTS. In connection with the sale of nine industrial properties and one office property on July 14, 1999, mortgage debt of $63.2 million was repaid with sales proceeds or assumed by the purchaser.

         In connection with the sale of a 50% common interest in the 77 West Wacker Drive building on September 30, 1999, $170.0 million of debt was transferred to a newly formed unconsolidated joint venture. Therefore, the indebtedness is no longer included in our consolidated financial statements.

         FUTURE DEBT AND EQUITY OFFERINGS. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering.

         CAPITAL IMPROVEMENTS. Our properties require periodic investments of capital for tenant-related capital improvements. During 1999 and 1998, our tenant improvements and leasing commissions averaged $24.54 and $18.04, respectively, per square foot of newly leased office space, $8.19 and $3.85, respectively, per square foot of renewal leased office space, and $2.12 and $4.53, respectively, per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $7.4 million based upon average annual square feet for leases expiring during the year ending December 31, 2000. Our cost of general capital improvements to our properties averages approximately $3.5 million annually based upon an estimate of $0.19 per square foot.

         LIQUIDITY REQUIREMENTS. We expect to meet our short-term liquidity requirements through net cash provided by operations, additional debt financings and/or joint ventures, and refinancings of maturing debt. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including our credit facilities), joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we

HISTORICAL CASH FLOWS

will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of the credit facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

         Historically, we have generated positive cash flows from operations to fund distributions to our shareholders and have funded our expansion primarily through equity offerings and mortgage debt financing. Historically, our predecessor's principal sources of funding for operations and capital expenditures were from mortgage debt financing.

         We had consolidated net cash provided by operating activities of $105.1 million and $53.5 million for the years ended December 31, 1999 and 1998, respectively. We and our predecessor had consolidated and combined net cash provided by operating activities of $2.5 million for the year ended December 31, 1997. The $51.6 million increase in net cash provided by operating activities for the year ended December 31, 1999 from the year ended December 31, 1998 was primarily due to a $34.6 million increase in net income, a $7.8 million increase in depreciation and amortization expense, a $0.6 million increase in loss on land development option, a $3.3 million increase in the equity in loss of unconsolidated investments, a $21.3 million increase in income allocated to minority interests, a $39.9 million decrease in other assets, a $1.4 million increase in accounts payable and accrued expenses, and a $9.3 million increase in accrued real estate taxes, offset by a $53.1 million increase in gain on sale of real estate, a $0.6 million increase in gain on treasury lock terminations, a $0.2 million increase in extraordinary items, a $1.6 million increase in interest income and development costs added to the mortgage note receivable principal, a $1.5 million increase in tenant receivables, a $2.0 million increase in deferred rent receivable, a $0.1 million increase in accrued interest payable, a $0.2 million decrease in amortization of costs for leases assumed, a $0.2 million decrease in liabilities for leases assumed and a $7.1 million decrease in other liabilities. The $51.0 million increase in net cash provided by operating activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $67.2 million decrease in extraordinary items, a $9.4 million increase in income allocated to minority interests, a $11.7 million increase in depreciation and amortization, a $4.6 million increase in other liabilities, a $3.8 million increase in accrued real estate taxes, a $2.5 million increase in accrued interest payable, and a $0.3 million decrease in gain of sale of real estate, offset by a $18.2 million decrease in net income, a $11.9 million increase in other assets, a $9.8 million decrease in interest added to principal on mortgage note payable affiliate, a $3.4 million decrease in accounts payable and accrued expenses, a $2.5 million increase in tenant receivables, a $1.9 million decrease in deferred rent receivable, a $1.0 million increase in interest income and developer fees added to mortgage note receivable principal and a $0.5 million decrease in standby loan fee-affiliate added to principal on mortgage note payable affiliate.

         We had consolidated net cash used in investing activities of $437.3 million and $361.4 million for the years ended December 31, 1999 and 1998, respectively. We and our predecessor had consolidated and combined net cash used in investing activities of $357.8 million for the year ended December 31, 1997. The $75.9 million increase in net cash used in investing activities for the year ended December 31, 1999, from the year ended December 31, 1998, was primarily due to a $282.3 million increase in expenditures for real estate and equipment, principally related to property acquisitions and development, a $11.9 million increase in advances on the mortgage note receivable and a $4.3 increase in leasing costs, offset by a $154.3 million increase in proceeds from the sales of real estate, a $62.4 million decrease in restricted cash escrows, a $4.6 million net repayment of loans by the Services Company, and a $1.3 million distribution received from an unconsolidated joint venture. The $3.6 million increase in net cash used in investing activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $46.2 million decrease in advances on mortgage note receivable, a $1.6 million decrease in expenditures for real estate and equipment, a $2.9 million decrease in due from affiliates and a $0.4 million decrease in cash contributed to the Services Company,offset by a $50.7 million increase in restricted cash escrows, a $1.3 million increase in deferred leasing costs, a $3.4 million decrease in loans provided to the Services Company and a $0.3 million decrease in proceeds from sale of real estate.

         We had consolidated net cash provided by financing activities of $306.9 million and $342.4 million for the years ended December 31, 1999 and 1998, respectively. We and our predecessor had consolidated and combined net cash provided by financing activities of $361.7 million for the year ended December 31,1997. The $35.5 million decrease in net cash provided by financing activities from the year ended December 31, 1999, from the year ended December 31, 1998, was due to a $0.5 million increase in financing costs, a $1.0 million decrease in contributions from minority interests, a $95.3 million decrease in net proceeds from the sale of Series B preferred shares, a $45.9 million decrease in net proceeds from a private placement and a $11.3 million increase in distributions to preferred shareholders, common shareholders and minority interests, a $0.4 million increase in preferred stock transaction fee, a $129.2 million increase in the repayment of mortgage notes payable, offset by a $32.4 million increase in proceeds from mortgage notes payable, a $29.9 million increase in deposits recovered on treasury lock agreements, $178.5 million increase in net proceeds from the credit facilities, and a $7.3 million decrease in cash used to repurchase our common shares. The $19.3 million decrease in net cash provided by financing activities for the year ended December 31, 1998 from the year ended December 31, 1997 was primarily due to a $215.7 million net decrease in the net proceeds from the sale of our preferred and common shares and operating partnership units, a $7.3 million increase in cash used to repurchase our common shares, a $43.3 million increase in the repayment of mortgage notes payable and net repayment of credit facilities, a $35.2 million increase in distributions to our preferred and common shareholders and the operating partnership's minority interest unit holders, a $19.1 million increase in financings costs, a $5.6 million decrease in proceeds from mortgage note payable affiliates, and a $44.3 million decrease in contributions from predecessor partners offset by a $305.4 million increase in proceeds from mortgage notes payable and net proceeds from credit facilities, a $42.3 million decrease in the repayment of mortgage notes payable from affiliates, a $0.7 million decrease in due from affiliates, a $1.0 million contribution from minority interest - other and a $1.7 million decrease in debt termination fees.

FUNDS FROM OPERATIONS

         Industry analysts generally consider Funds from Operations, as defined by NAREIT, an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. We believe that in order to facilitate a clear understanding of our consolidated historical operating results and the Predecessor's combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in audited consolidated and combined financial statements and selected financial data included elsewhere in this Form 10-K. We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (with the exception that we report rental revenues on a cash basis (based on contractual lease terms), rather than a straight-line GAAP basis, which we believe results in a more accurate presentation of our actual operating activities), which may differ from the methodology for calculating Funds from Operations used by other REITs and, accordingly, may not be comparable to such other REITs. As a result of our reporting rental revenues on a cash basis for Funds from Operations, contractual rent increases will cause reported Funds from Operations to increase. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

         The following is our consolidated quarterly summary of Funds From Operations.


                                                               YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------------------------------
                                                              FOURTH       THIRD       SECOND       FIRST
                                                  TOTAL       QUARTER     QUARTER      QUARTER     QUARTER
                                            -----------------------------------------------------------------
Net income allocated to common
   shareholders ...........................  $  42,745     $    1,470  $  31,238   $    7,025    $   3,012

FFO adjustments:

   Real estate depreciation and
     amortization (1) .....................     30,549          7,106      8,022        8,088        7,333

   Amortization of costs for leases
     assumed ..............................        899            163        245          246          245

   Straight-line rental revenue adjustments     (3,263)        (1,418)      (637)        (614)        (594)
   Joint venture adjustments ..............        654            654          -            -            -

   Gain on sales of real estate ...........    (52,706)          (224)   (48,125)      (4,357)           -
   Adjustment associated with Services
     Company ..............................      2,783          2,783           -           -            -

   Net (gain) loss on Treasury Lock
     terminations .........................       (615)             -           -      (1,172)         557

   Loss on land development options
     interests ............................        600              -          -            -          600

   Minority interests .....................     30,687          1,440     22,330        4,861        2,056

Extraordinary loss ........................      1,082            253        829            -            -
                                            -----------------------------------------------------------------
Funds from operations .....................  $  53,415     $   12,227  $  13,902    $  14,077    $  13,209
                                            =================================================================
Other data:

   Net cash provided by operating activities $ 105,092     $  39,612   $  27,867    $  16,195    $  21,418
   Net cash used in investing activities ...  (437,332)     (207,339)    (61,117)     (17,571)   (151,305)
   Net cash provided by financing activities   306,907       178,721      25,565        6,600       96,021


                                                                                                                       PERIOD FROM
                                                                  YEAR ENDED DECEMBER 31, 1998                         NOVEMBER 17,
                                             -----------------------------------------------------------------------      1997
                                                               FOURTH        THIRD        SECOND        FIRST          DECEMBER 31,
                                                   TOTAL      QUARTER       QUARTER       QUARTER       QUARTER           1997
                                             ---------------------------------------------------------------------------------------
Net income allocated to common
   shareholders ...........................   $  12,274      $   2,716    $   4,035    $    2,997     $    2,526        $    447

FFO adjustments:

   Real estate depreciation and
     amortization (1) .....................      23,964          7,009        6,106         5,834          5,015           2,215

   Amortization of costs for leases
     assumed ..............................       1,137            285          286           275            291             142

   Straight-line rental revenue adjustments      (1,234)          (181)        (531)         (494)           (28)            180

   Minority interests .....................       9,368          2,347        2,704         2,352          1,965             635

   Extraordinary loss .....................       1,253            728            -           525              -               -
                                             ---------------------------------------------------------------------------------------
Funds from operations .....................   $  46,762      $  12,904    $  12,600     $  11,489     $    9,769       $   3,619
                                             =======================================================================================
Other data:

   Net cash provided by (used in) operating
     activities ...........................   $  53,525      $    (133)   $  36,442     $   9,214     $    8,002       $   6,706
   Net cash used in investing activities ..    (361,384)       (25,803)     (68,245)      (91,645)      (175,691)       (353,864)
   Net cash provided by financing activities    342,390         64,298       26,774        86,011        165,307         355,390
------------------------------------------------------------------------------------------------------------------------------------


(1) Excludes the amortization of deferred financing costs and non-real estate related depreciation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         None

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

         As of December 31, 1999, approximately $469.6 million of our outstanding indebtedness (including our Credit Facilities) was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $160.0 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0%, and $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps and collars, the table represents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. None of these instruments were entered into for trading purposes.

                            INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                              AVERAGE INTEREST RATE


-------------------------------------------------------------------------------------------------------------------------------
                                               2000        2001         2002       2003        2004      THEREAFTER    TOTAL
                                       ----------------------------------------------------------------------------------------
                                                                       (DOLLARS IN MILLIONS)
   ASSETS

   MORTGAGE NOTE RECEIVABLE (1):
   Fixed rate amount                             --          --           --         --      $   82.7         --      $    82.7
   Fixed interest rate                           --          --           --         --           9.64%       --           --

   LIABILITIES
   MORTGAGE NOTES PAYABLE (2):
   Fixed rate amount                         $   19.0    $   62.3    $     3.9    $   4.2    $    4.4    $   235.8    $   329.6
   Weighted-average interest rate (3)             9.69%       6.78%        7.32%      7.32%       7.32%        7.38%

   Variable rate                             $   67.3    $   48.3    $   246.0       --      $   14.0         --      $   375.6
   Weighted-average interest rate (3)             8.56%       8.68%        8.32%                  9.50%       --

   CREDIT FACILITIES(2):
   Variable rate amount                      $   19.5        --           --         --          --           --      $    19.5
   Weighted-average interest rate (3)             8.24%                   --         --          --           --

   BONDS PAYABLE (2):
   Variable rate amount                          --          --      $    48.2       --          --      $    26.3    $    74.5
   Weighted-average interest rate (3)                        --            5.67%     --          --            4.55%

   INTEREST  RATE  SWAP  AGREEMENT (2)(3):
   Notional amount                           $    1.6    $    3.2    $   155.2       --          --           --      $   160.0
   Pay rate                                       6.46%       6.46%        6.46%                 --           --
   Fixed swap rate                                6.30%       6.30%        6.30%                 --           --

   INTEREST RATE COLLAR  AGREEMENTS (2)(3):

   Notional amount                               --          --      $    65.0       --          --           --      $    65.0
   Pay rate                                                  --            6.48%     --          --           --
   Cap rate                                                  --            7.50%     --          --           --
   Floor rate                                                --            3.73%     --          --           --
-------------------------------------------------------------------------------------------------------------------------------

(1) See Note 2 to our consolidated financial statements for additional information.

(2) See Note 4 to our consolidated financial statements for additional information.

(3) Based upon the rates in effect at December 31, 1999. The weighted-average interest rates, including the interest rate swap and collar agreements, on our mortgage notes payable, credit facilities and bonds payable at December 31, 1999 were 7.91%, 8.24% and 5.27%, respectively. Additionally, the bonds payable of $48.2 million and $26.3 million are collateralized by letters of credit of $48.8 million and $26.9 million, respectively, incurring annual fees of 1.65% and 2.25%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.1 million.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

         Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 17, 2000 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the section captioned "Election of Trustees" of the Proxy Statement is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

         The information contained in the sections captioned and "Executive Officers" of the Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the section captioned "Principal Security Holders of the Company" of the Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the section captioned "Other Information Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

Prime Group Realty Trust and the Predecessor:


Report of Independent Auditors.........................................................................   F-2

Consolidated Balance Sheets of Prime Group Realty Trust as of
   December 31, 1999 and 1998..........................................................................   F-3

Consolidated Statements of Operations of Prime Group Realty Trust for the years ended December 31,
   1999 and 1998 and for the period from November 17, 1997 through December 31, 1997 and Combined
   Statement of Operations of the Predecessor for the period from January 1, 1997 through November 16,
   1997................................................................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity of Prime Group Realty
   Trust for the years ended December 31, 1999 and 1998 and for the period from
   November 17, 1997 to December 31, 1997..............................................................   F-6

Combined Statement of Changes in Predecessors' Deficit for the period from
   January 1, 1997 through November 16, 1997...........................................................   F-7

Consolidated Statements of Cash Flows of Prime Group Realty Trust for the years ended December 31,
   1999 and 1998 and for the period from November 17, 1997 through December 31, 1997 and the Combined
   Statement of Cash Flows of the Predecessor for the period from January 1, 1997 through November 16,
   1997................................................................................................   F-8

Notes to Consolidated and Combined Financial Statements................................................   F-12

        (2)  Financial Statement Schedule

            The following financial statement schedule is included in Item 14(d)

              Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23.1)

              Schedule III - Real Estate and Accumulated Depreciation of Prime Group
              Realty Trust as of December 31, 1999......................................................    F-40


         All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)    Exhibits


 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------
   3.1      Articles of Amendment and Restatement of Declaration of Trust of
            Prime Group Realty Trust as filed as an exhibit to our 1997 Annual
            Report on Form 10-4 and incorporated herein by reference.

   3.2 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1998 and incorporated herein by reference.

   3.3 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust date as of December 29, 1998 as filed as an exhibit to our 1998 Annual Report on Form 10-K and incorporated by reference

   3.4 Amended and Restated Bylaws of Prime Group Realty Trust as filed as an exhibit to our 1997 Annual Report on Form 10-K and incorporated herein by reference.

   3.5      Amended and Restated Agreement of Limited Partnership of Prime Group
            Realty, L.P. (the "Amended and Restated Agreement of Limited
            Partnership") as filed as an exhibit to our 1997 Annual Report on Form 10-K and incorporated herein by reference

   3.6      Amendment No. 1 to the Amended and Restated Agreement of Limited
            Partnership dated as of December 15, 1997 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.7      Amendment No. 2 to the Amended and Restated Agreement of Limited
            Partnership dated as of December 15, 1997 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.8      Amendment No. 3 to the Amended and Restated Agreement of Limited
            Partnership dated as of January 15, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.9      Amendment No. 4 to the Amended and Restated Agreement of Limited
            Partnership dated as of February 13, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.10     Amendment No. 5 to the Amended and Restated Agreement of Limited
            Partnership dated as of March 13, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.11     Amendment No. 6 to the Amended and Restated Agreement of Limited
            Partnership dated as of March 25, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.12     Amendment No. 7 to the Amended and Restated Agreement of Limited
            Partnership dated as of April 15, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.13     Amendment No. 8 to the Amended and Restated Agreement of Limited
            Partnership dated as of May 15, 1998 as filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-11 (No.
            333-51599) and incorporated herein by reference

   3.14     Amendment No. 9 to the Amended and Restated Agreement of Limited
            Partnership dated as of June 5, 1998 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.


     (3)    EXHIBITS


 EXHIBIT
 -------
   NO.                                 DESCRIPTION
   ---                                 -----------
   3.15     Amendment No. 10 to the Amended and Restated Agreement of Limited
            Partnership dated as of June 15, 1998 as filed as an exhibit to our
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

   3.16     Amendment No. 11 to the Amended and Restated Agreement of Limited
            Partnership dated as of July 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form
            S-11 (No. 333-51935) and incorporated herein by reference.

   3.17     Amendment No. 12 to the Amended and Restated Agreement of Limited
            Partnership dated as of August 14, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form
            S-11 (No. 333-51935) and incorporated herein by reference

   3.18     Amendment No. 13 to the Amended and Restated Agreement of Limited
            Partnership dated as of September 15, 1998 as filed as an exhibit to Amendment No. 1 to Post-Effective Amendment No. 1 to our
            Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

   3.19     Amendment No. 14 to the Amended and Restated Agreement of Limited
            Partnership dated as of October 15, 1998 as filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-3 (No.
            333-64973) and incorporated herein by reference

   3.20     Amendment No. 15 to the Amended and Restated Agreement of Limited
            Partnership dated as of November 16, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No.
            333-64973) and incorporated herein by reference

   3.21     Amendment No. 16 to the Amended and Restated Agreement of Limited
            Partnership dated as of December 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 3 to our Registration Statement on Form
            S-3 (Registration No. 333-51935) and incorporated herein by reference

   3.22     Amendment No. 17 to the Amended and Restated Agreement of Limited
            Partnership dated as of January 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.23     Amendment No. 18 to the Amended and Restated Agreement of Limited
            Partnership dated as of February 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.24     Amendment No. 19 to the Amended and Restated Agreement of Limited
            Partnership dated as of March 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.26     Amendment No. 21 to the Amended and Restated Agreement of Limited
            Partnership dated as of April 15, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No.
            333-70369) and incorporated herein by reference

   3.27     Amendment No. 22 to the Amended and Restated Agreement of Limited
            Partnership dated as of April 22, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No.
            333-70369) and incorporated herein by reference

   3.28     Amendment No. 23 to the Amended and Restated Agreement of Limited
            Partnership dated as of May 15, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No.
            333-70369) and incorporated herein by reference

   3.29     Amendment No. 24 to the Amended and Restated Agreement of Limited
            Partnership dated as of June 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference


     (3)    Exhibits


   EXHIBIT
   -------
   NO.                                 DESCRIPTION
   ---                                 -----------
   3.30     Amendment No. 25 to the Amended and Restated Agreement of Limited
            Partnership dated as of July 14, 1999 as filed as an exhibit to our
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999 and incorporated herein by reference

   3.31     Amendment No. 26 to the Amended and Restated Agreement of Limited
            Partnership dated as of July 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999 and incorporated herein by reference

   3.32     Amendment No. 27 to the Amended and Restated Agreement of Limited
            Partnership dated as of August 16, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September
            30, 1999 and incorporated herein by reference

   3.33     Amendment No. 28 to the Amended and Restated Agreement of Limited
            Partnership dated as of September 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September
            30, 1999 and incorporated herein by reference

   3.34     Amendment No. 29 to the Amended and Restated Agreement of Limited
            Partnership dated as of October 15, 1999

   3.35     Amendment No. 30 to the Amended and Restated Agreement of Limited
            Partnership dated as of November 15, 1999

   3.36     Amendment No. 31 to the Amended and Restated Agreement of Limited
            Partnership dated as of December 15, 1999

   3.37     Amendment No. 32 to the Amended and Restated Agreement of Limited
            Partnership dated as of December 30, 1999

   10.1     Loan Agreement, dated December 13, 1999, between 330 N. Wabash
            Avenue, L.L.C., Westdeutsche Immobilienbank and Merrill Lynch
            Mortgage Capital Inc.

   10.2     Promissory Note, dated December 13, 1999, from 330 N. Wabash
            Avenue, L.L.C. to Westdeutsche Immobilienbank

   10.3     Guaranty Agreement, dated December 13, 1999, between Prime Group
            Realty, L.P. and Westdeutsche Immobilienbank

   10.4 Seventh Amendment to the Credit Agreement, dated October 22, 1999, between Prime Group Realty, L.P., Prime Group Realty Trust and Bank
            Boston, N.A., CIBC Inc. and Prudential Securities Corporation

   10.5     Fourth Note Modification Agreement, dated November 5, 1999, between
            LaSalle Bank National Association and Prime Group Realty, L.P.

   10.6 Second Amendment to Second Amended and Restated Loan Agreement, dated November 5, 1999, between LaSalle Bank National Association,
            Prime Group Realty, L.P. and Prime Group Realty Trust

   12.1 Computation of ratios of earnings to combined fixed changes and preferred share distributions.

   21.1     Subsidiaries of the Registrant

   23.1     Consent of Independent Auditors

   27.1     Financial Data Schedule


         (b) Reports on Form 8-K
         We filed the following reports on Form 8-K during the fourth quarter of 1999:

         Form 8-K dated September 30, 1999, (filed on October 15, 1999; File No. 001-13589) relating to the sale of a 50% interest in one property. The report includes pro forma financial information.

         Form 8-K dated December 17, 1999, (filed on December 21, 1999; File No. 001-13589) relating to the Board of Trustees' approval of the repurchase of up to $250.0 million of the our outstanding common and preferred shares.

         Form 8-K dated December 13, 1999 (filed on December 23, 1999; File No. 001-13589) relating to purchase of one property. The report includes the financial statements of the property and pro forma financial information.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March ____, 2000.

                                                PRIME GROUP REALTY TRUST

Dated: March ___, 2000                          ________________________
                                                    Richard S. Curto
                                                  PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

Dated: March ___, 2000                          ________________________
                                                    William M. Karnes
                                              EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                                      TITLE                                           DATE
            ----                                      -----                                           ----
--------------------------------
 Michael W. Reschke              Chairman of the Board and Trustee                                March ___, 2000

--------------------------------
 Richard S. Curto                President, Chief Executive Officer and Trustee                   March ___, 2000

--------------------------------
 William M. Karnes               Executive Vice President and Chief Financial Officer             March ___, 2000

--------------------------------
 Roy P. Rendino                  Senior Vice President - Finance and Chief Accounting Officer     March ___, 2000

--------------------------------
 Stephen J. Nardi                Trustee                                                          March ___, 2000

--------------------------------
 James R. Thompson               Trustee                                                          March ___, 2000

--------------------------------
 Jacque M. Ducharme              Trustee                                                          March ___, 2000

--------------------------------
 Christopher J. Nassetta         Trustee                                                          March ___, 2000

--------------------------------
 Thomas J. Saylak                Trustee                                                          March ___, 2000


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March ____, 2000.

                                             PRIME GROUP REALTY TRUST

Dated: March ___, 2000

                                               /s/ RICHARD S. CURTO
                                               --------------------
                                                 Richard S. Curto
                                               PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER

Dated: March ___, 2000

                                               /s/ WILLIAM M. KARNES
                                               ---------------------
                                                 William M. Karnes
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

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


             NAME                                       TITLE                                           DATE
             ----                                       -----                                           ----
 /s/ MICHAEL W. RESCHKE
----------------------------
 Michael W. Reschke                Chairman of the Board and Trustee                                March ___, 2000

 /s/ RICHARD S. CURTO
----------------------------
 Richard S. Curto                  President, Chief Executive Officer and Trustee                   March ___, 2000

 /s/ WILLIAM M. KARNES
----------------------------
 William M. Karnes                 Executive Vice President and Chief Financial Officer             March ___, 2000

 /s/ ROY P. RENDINO
----------------------------
 Roy P. Rendino                    Senior Vice President - Finance and Chief Accounting Officer     March ___, 2000

 /s/ STEPHEN J. NARDI
----------------------------
 Stephen J. Nardi                  Trustee                                                          March ___, 2000

 /s/ JAMES R. THOMPSON
----------------------------
 James R. Thompson                 Trustee                                                          March ___, 2000

 /s/ JACQUE M. DUCHARME
----------------------------
 Jacque M. Ducharme                Trustee                                                          March ___, 2000

 /s/ CHRISTOPHER J. NASSETTA
----------------------------
 Christopher J. Nassetta           Trustee                                                          March ___, 2000

 /s/ THOMAS J. SAYLAK
----------------------------
 Thomas J. Saylak                  Trustee                                                          March ___, 2000


             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial Statements

Prime Group Realty Trust and the Predecessor:


Report of Independent Auditors.......................................................................... F-2

Consolidated Balance Sheets of Prime Group Realty Trust as of

December 31, 1999 and 1998.............................................................................. F-3

Consolidated Statements of Operations of Prime Group Realty Trust for the years ended
     December 31, 1999 and 1998 and for the period from November 17, 1997 through
     December 31, 1997 and Combined Statement of Operations of the Predecessor
     for the period from January 1, 1997 through November 16, 1997......................................  F-4

Consolidated Statements of Changes in Shareholders' Equity of Prime Group Realty
     Trust for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 to December 31, 1997........................................................  F-6

Combined Statement of Changes in Predecessors' Deficit for the period from
     January 1, 1997 through November 16, 1997..........................................................  F-7

Consolidated Statements of Cash Flows of Prime Group Realty Trust for the years ended
     December 31, 1999 and 1998 and for the period from November 17, 1997 through
     December 31, 1997 and the Combined Statement of Cash Flows of the Predecessor
     for the period from January 1, 1997 through November 16, 1997......................................  F-8

Notes to Consolidated and Combined Financial Statements.................................................  F-12


Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation of Prime Group Realty Trust
as of December 31, 1999.................................................................................  F-40


                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees
Prime Group Realty Trust

         We have audited the accompanying consolidated balance sheets of Prime Group Realty Trust as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 (date of formation) through December 31, 1997. We have also audited the accompanying combined statements of operations, changes in predecessor's deficit, and cash flows of the Predecessor for the period from January 1, 1997 through November 16, 1997. These financial statements are the responsibility of Prime Group Realty Trust's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, and the Predecessor's combined results of its operations and its cash flows for the period from January 1, 1997 through November 16, 1997, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ ERNST & YOUNG LLP


Chicago, Illinois

MARCH 20, 2000

                            PRIME GROUP REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                                                         December 31,
                                                                                                   1999                 1998
                                                                                          ------------------------------------------
Assets Real estate at cost:
   Land...............................................................................         $   183,295            $   139,505
   Building and improvements..........................................................             928,567                655,154
   Tenant improvements  ..............................................................              39,232                 48,372
                                                                                          ------------------------------------------
                                                                                                 1,151,094                843,031
Accumulated depreciation..............................................................             (37,977)               (24,756)
                                                                                          ------------------------------------------
                                                                                                 1,113,117                818,275
Property under development............................................................             125,724                 51,376
                                                                                          ------------------------------------------
                                                                                                 1,238,841                869,651
Mortgage note receivable..............................................................              82,687                 63,270
Cash and cash equivalents.............................................................              21,167                 46,500
Tenant receivables....................................................................              11,438                  7,288
Restricted cash escrows...............................................................              42,140                 53,820
Deferred rent receivable..............................................................               9,501                 39,062
Deferred costs - net..................................................................              26,901                 32,891
Other.................................................................................              11,500                 52,032
                                                                                          ==========================================
Total assets..........................................................................          $1,444,175             $1,164,514
                                                                                          ==========================================

Liabilities and shareholders' equity
Mortgage notes payable................................................................         $   705,194            $   518,718
Credit facilities.....................................................................              19,527                      -
Bonds payable.........................................................................              74,450                 74,450
Accrued interest payable..............................................................               3,508                  2,440
Accrued real estate taxes.............................................................              40,689                 29,657
Accounts payable and accrued expenses.................................................              36,133                 26,068
Liabilities for leases assumed........................................................               3,235                  4,792
Dividends payable.....................................................................               8,122                  8,080
Other.................................................................................              10,909                  4,523
                                                                                          ------------------------------------------
Total liabilities.....................................................................             901,767                668,728
Commitments and contingencies.........................................................                   -                      -
Minority interests:
   Operating partnership..............................................................             168,070                144,781
   Other..............................................................................               1,000                  1,000
Series A - Cumulative Convertible Preferred Shares, 2,000,000
   shares designated, issued and outstanding at December 31, 1999                                   39,703                      -
Shareholders' equity:
   Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
       Series B - Cumulative Redeemable Preferred Shares, 4,000,000
         shares designated, issued and outstanding at December 31, 1999 and 1998......                  40                     40
     Series A - Cumulative Convertible Preferred Shares, 2,000,000
        shares designated, issued and outstanding at December 31, 1998................                   -                     20
  Common Shares: $0.01 par value; 100,000,000 shares
     authorized; 15,189,438 and 15,110,794 shares issued and
     outstanding at December 31, 1999 and 1998, respectively..........................                 152                    151
   Additional paid-in capital.........................................................             321,357                360,017
   Retained (distributions in excess of) earnings.....................................              12,086                (10,223)
                                                                                          ------------------------------------------
Total shareholders' equity............................................................             333,635                350,005
                                                                                          ==========================================
Total liabilities and shareholders' equity............................................          $1,444,175             $1,164,514
                                                                                          ==========================================


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

    CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS OF PRIME GROUP REALTY

          TRUST AND COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR

              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                       PRIME GROUP REALTY TRUST                     PREDECESSOR
                                                     ----------------------------------------------------------  ------------------
                                                                                               Period from         Period from
                                                                                               November 17,        January 1,
                                                                                               1997 through       1997 through
                                                            Year ended December 31,            December 31,       November 16,
                                                            1999               1998               1997                 1997
                                                     ---------------------------------------------------------- -------------------
Revenue
Rental.............................................       $ 126,687         $  97,212              $ 7,293             $27,947
Tenant reimbursements..............................          50,171            37,545                2,041              12,490
Other property revenues............................          11,201             4,249                   87               1,229
Mortgage note interest.............................           6,926             5,866                  248                   -
Interest income and other..........................           1,569             2,729                  161                   -
                                                     ---------------------------------------------------------- -------------------
Total revenue......................................         196,554           147,601                9,830              41,666


Expenses
Property operations................................          44,446            29,598                2,213               8,622
Real estate taxes..................................          34,470            25,077                1,765               8,575
Depreciation and amortization......................          33,258            25,447                2,478              11,241
Interest...........................................          42,648            30,901                1,680              24,613
Interest - affiliates..............................               -                 -                    -               9,804
Loss on land development option....................             600                 -                    -                   -
General and administrative.........................           7,565             5,712                  267               2,414
Financing fees.....................................               -                 -                    -               1,180
Property and asset management fees -affiliates.....               -                 -                    -               1,348
Provision for environmental remediation costs......               -                 -                    -               3,205
                                                     ---------------------------------------------------------- -------------------
Total expenses.....................................         162,987           116,735                8,403              71,002
                                                     ---------------------------------------------------------- -------------------

Income (loss) before gain on sales of real estate,
   minority interests and extraordinary items......          33,567            30,866                1,427             (29,336)
Gain on sales of real estate.......................          53,050                 -                    -                 286
                                                     ---------------------------------------------------------- -------------------
Income (loss) before minority interests
   and extraordinary items.........................          86,617            30,866                1,427             (29,050)
Minority interests.................................         (30,687)           (9,368)                (635)                666
                                                     ---------------------------------------------------------- -------------------
Income (loss) before extraordinary items...........          55,930            21,498                  792             (28,384)
Extraordinary items: (loss) gain on extinguishment
   of debt, net of minority interests in the amount
   of $754, $878 and $1,127 for the years ended
   December 31, 1999 and 1998, and for the period
   from January 1, 1997 through November 16,
   1997, respectively .............................          (1,082)           (1,253)                   -              65,990
                                                     ---------------------------------------------------------- -------------------
Net income.........................................          54,848            20,245                  792             $37,606
                                                                                                                ===================
Net income allocated to preferred
   shareholders....................................         (12,103)           (7,971)                (345)
                                                     ----------------------------------------------------------
Net income available to common
   shareholders....................................       $  42,745         $  12,274              $   447
                                                     ==========================================================


                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

           CONSOLIDATED STATEMENTS OF OPERATIONS OF PRIME GROUP REALTY

          TRUST AND COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR


                                                            PRIME GROUP REALTY TRUST
                                                            ------------------------
                                                                                               Period from
                                                                                               November 17,
                                                                                               1997 through
                                                            Year ended December 31,            December 31,
                                                            1999               1998               1997
                                                     ----------------------------------------------------------
Basic earnings available to common
   shares per weighted-average common share:
Income before gain on sales of real estate and
   extraordinary items.............................       $    0.84         $     0.91             $   0.04
Gain on sales of real estate, net of minority                  2.05                  -                    -
   interests.......................................
Extraordinary loss on extinguishment of debt, net of
   minority interests..............................           (0.07)             (0.08)                   -
                                                     ----------------------------------------------------------
Net income available per weighted-average common
   share of beneficial interest - basic............       $    2.82         $     0.83             $   0.04
                                                     ==========================================================

Diluted earnings available to common shares
   per weighted-average common share:
Income before gain on sales of real estate and
   extraordinary items.............................        $    0.84        $     0.91             $   0.04
Gain on sales of real estate, net of minority                   2.04                 -                    -
   interests.......................................
Extraordinary loss on extinguishment of debt, net of
   minority interests..............................            (0.07)            (0.08)                   -
                                                     ----------------------------------------------------------
Net income available per weighted-average common
   share of beneficial interest - diluted..........        $    2.81        $     0.83             $   0.04
                                                     ==========================================================


                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
       AND FOR THE PERIOD FROM NOVEMBER 17, 1997 THROUGH DECEMBER 31, 1997

         (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                            ADDITIONAL    DISTRIBUTIONS
                                                         PREFERRED SHARES       COMMON       PAID-IN       IN EXCESS OF
                                                         ----------------       ------
                                                      SERIES B    SERIES A      SHARES       CAPITAL         EARNINGS      TOTAL
                                                      --------    --------      ------       -------         --------      -----
Issuance of 2,000,000 Series A - preferred shares         $  -         $20     $    -        $ 39,580       $       -     $ 39,600
Issuance of 12,980,000 common shares............             -           -        130         232,222               -      232,352
Step-up in basis from the purchase of third-party
  owner's interest in predecessor...............             -           -          -           1,430               -        1,430
Reclassification of predecessor's minority interest          -           -          -          (6,564)              -       (6,564)
Reclassification of net deficit of
  predecessor...................................             -           -          -         (33,976)              -      (33,976)
Additional contribution by predecessor..........             -           -          -          11,873               -       11,873
Contribution of net liabilities to services company          -           -          -             380               -          380
Additional paid-in capital allocated to minority
  interest......................................             -           -          -         (19,313)              -      (19,313)
Net income......................................             -           -          -               -             792          792
Series A-preferred share dividends
  declared ($0.173 per share)...................             -           -          -               -            (345)        (345)
Common share dividends declared                                                     -
  ($0.166 per share)............................             -           -                          -          (2,160)      (2,160)
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1997....................             -          20        130         225,632          (1,713)     224,069
Issuance of 2,579,994 common shares.............             -           -         26          45,904               -       45,930
Issuance of 4,000,000 Series B - preferred shares           40           -          -          95,285               -       95,325
Issuance of 25,000 common shares
  granted during the year.......................             -           -          -             458               -          458
Repurchase of 474,200 common shares.............             -           -         (5)         (7,262)              -       (7,267)
Net income......................................             -           -          -               -          20,245       20,245
Series B-preferred share dividends
  declared ($1.29 per share)....................             -           -          -               -          (5,141)      (5,141)
Series A-preferred share dividends
  declared ($1.42 per share)....................             -           -          -               -          (2,830)      (2,830)
Common share dividends declared
  ($1.35 per share).............................             -           -          -               -         (20,784)     (20,784)
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1998....................            40          20        151         360,017         (10,223)     350,005
Amortization of restricted
  stock awards..................................             -           -          -             576               -          576
Net income......................................             -           -          -               -          54,848       54,848
Series B-preferred share dividends
  declared ($2.25 per share)....................             -           -          -               -          (9,000)      (9,000)
Series A-preferred share dividends
  declared ($1.50 per share)....................             -           -          -               -          (3,000)      (3,000)
Series A-preferred share amortized dividend.....             -           -          -               -            (103)        (103)
Common share dividends declared
  ($1.35 per share).............................             -           -          -               -         (20,436)     (20,436)
Reclassification of Series A-preferred shares to
   redeemable equity............................             -         (20)         -         (39,980)              -      (40,000)
Conversion of 53,611 common units to common shares
   (one for one)................................             -           -          1             744               -          745
                                                      ------------------------------------------------------------------------------
Balance at December 31, 1999....................           $40         $ -       $152        $321,357       $  12,086     $333,635
                                                      ==============================================================================


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

             COMBINED STATEMENT OF CHANGES IN PREDECESSOR'S DEFICIT

              PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 16, 1997

                             (DOLLARS IN THOUSANDS)


Balance at January 1, 1997...............................................     $  (115,792)
Contributions............................................................          44,330
Distributions............................................................            (120)
Net income...............................................................          37,606
                                                                             ---------------
Balance at November 16, 1997.............................................     $   (33,976)
                                                                             ===============


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST
             AND COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR

                             (DOLLARS IN THOUSANDS)


                                                                        PRIME GROUP REALTY TRUST                      PREDECESSOR
                                                                       --------------------------------------------- --------------
                                                                                                      Period from     Period from
                                                                                                      November 17,    January 1,
                                                                                                      1997 through    1997 through
                                                                           Year ended December 31,    December 31,    November 16,
                                                                             1999          1998           1997           1997
                                                                       --------------------------------------------- --------------
Operating activities
Net income..........................................................      $   54,848      $20,245   $        792         $37,606
Adjustments to reconcile net income  to net cash provided
   by (used in) operating activities:
     Amortization of costs for leases assumed (included in rental
      revenue)......................................................             899        1,137            142           1,022
     Interest income and developer fees added to mortgage note
      receivable principal..........................................          (2,580)      (1,010)             -               -
     Gain on sales of real estate...................................         (53,050)           -              -            (286)
     Depreciation and amortization..................................          33,258       25,447          2,478          11,241
     Interest added to principal on mortgage note payable affiliate.               -            -              -           9,772
     Standby loan fee-affiliate added to principal on mortgage
      note payable affiliate........................................               -            -              -             460
     Net gain on treasury lock terminations.........................            (615)           -              -               -
     Loss on land development option................................             600            -              -               -
     Net equity in loss of unconsolidated investments...............           3,609          274              -               -
     Minority interests.............................................          30,687        9,368            635            (666)
     Extraordinary items, net of minority interest..................           1,082        1,253              -         (65,990)
     Changes in operating assets and liabilities:
       Increase  in tenant receivables..............................          (4,988)      (3,468)           (15)           (916)
       (Increase) decrease in deferred rent receivable..............          (3,263)      (1,234)           180             487
       Decrease (increase) in other assets..........................          18,435      (21,458)       (10,032)            506
       Increase (decrease) in accrued interest payable..............           1,068        1,195           (175)         (1,118)
       Increase in accrued real estate taxes........................          21,049       11,742          7,556             415
       Increase in accounts payable and accrued expenses............           8,702        7,299          7,202           3,498
       Decrease in liabilities for leases assumed...................          (1,204)        (966)          (350)         (1,049)
       (Decrease) increase in other liabilities.....................          (3,445)       3,701         (1,707)            777
                                                                       --------------------------------------------- --------------
Net cash provided by (used in) operating activities.................         105,092       53,525          6,706          (4,241)


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST AND COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                                 PRIME GROUP REALTY TRUST              PREDECESSOR
                                                                       -------------------------------------------------------------
                                                                                                       Period from     Period from
                                                                                                      November 17,      January 1,
                                                                                                      1997 through     1997 through
                                                                          Year ended December 31,     December 31,     November 16,
                                                                            1999           1998           1997            1997
                                                                       -------------------------------------------------------------
INVESTING ACTIVITIES
Expenditures for real estate and equipment..........................       $(583,454)    $(301,068)     $(297,019)       $ (5,659)
Proceeds from sales of real estate..................................         154,309             -              -             298
Purchase of and additional advances on mortgage note receivable.....         (16,837)       (4,943)       (51,163)              -
Decrease (increase) in restricted cash escrows......................          11,680       (50,736)             -               -
Leasing costs.......................................................          (7,106)       (2,840)           (48)         (1,459)
Net repayments from (loans provided to) services company............           2,801        (1,797)        (5,258)              -
Distribution from unconsolidated joint venture......................           1,275             -              -               -
Cash contributed to services company................................               -             -           (376)              -
Decrease in due from affiliates.....................................               -             -              -           2,894
                                                                       -------------------------------------------------------------
Net cash used in investing activities...............................        (437,332)     (361,384)      (353,864)         (3,926)

FINANCING ACTIVITIES
Net proceeds from the sale of preferred shares......................               -        95,325         39,600               -
Net proceeds from the sale of common shares.........................               -        45,930        232,352               -
Common share repurchases............................................               -        (7,267)             -               -
Proceeds from sale of operating partnership units...................               -             -         85,000               -
Financing costs.....................................................          (8,306)       (7,785)        (3,328)              -
Deposits returned (made)  under treasury lock agreements............          15,256       (14,641)             -               -
Proceeds from mortgage notes payable................................         546,538       514,065         84,198             480
Proceeds from mortgage notes payable - affiliates...................               -             -              -           5,647
Net proceeds (repayment of) from credit facilities..................          19,527      (159,000)       159,000               -
Repayment of mortgage notes payable.................................        (219,163)      (85,957)      (236,537)           (119)
Repayment of mortgage notes payable - affiliates....................               -        (3,984)        (4,895)        (41,367)
Decrease in due to affiliates.......................................               -             -              -            (708)
Contribution from minority interests - other........................               -         1,000              -               -
Distributions to minority interest - operating partnership..........         (14,151)      (12,116)             -            (120)
Series A - preferred shares transaction fee.........................            (400)            -              -               -
Dividends paid to Series B - preferred shareholders.................          (9,000)       (2,891)             -               -
Dividends paid to Series A - preferred shareholders.................          (2,980)       (2,445)             -               -
Dividends paid to common shareholders...............................         (20,414)      (17,844)             -               -
Contributions from partners.........................................               -             -              -          44,330
Distributions to partners...........................................               -             -              -            (120)
Debt termination fees...............................................               -             -              -          (1,692)
                                                                       -------------------------------------------------------------
Net cash provided by financing activities...........................         306,907       342,390        355,390           6,331
                                                                       -------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents................         (25,333)       34,531          8,232          (1,836)
Cash and cash equivalents at beginning of period....................          46,500        11,969          3,737           5,573
                                                                       -------------------------------------------------------------
Cash and cash equivalents at end of period..........................       $  21,167     $  46,500     $   11,969        $  3,737
                                                                       =============================================================


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST AND COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                             (DOLLARS IN THOUSANDS)

During the year ended December 31, 1999, the Company sold the following assets and liabilities:


   Real estate, net..............................................................................................        $ 261,255
   Tenant receivables, net.......................................................................................              838
   Deferred rent receivable......................................................................................           32,824
   Deferred costs, net...........................................................................................           13,318
   Mortgage notes payable........................................................................................         (205,109)
   Accrued real estate taxes.....................................................................................          (10,017)
   Other liabilities and assets, net.............................................................................            4,580
                                                                                                                     ---------------
   Net assets sold...............................................................................................           97,689
   Proceeds from sales of real estate............................................................................          154,309
                                                                                                                     ---------------
   Total gain on sales of real estate............................................................................           56,620
   Less gain deferred............................................................................................           (3,570)
                                                                                                                     ---------------
   Gain recognized on sales of real estate.......................................................................        $  53,050
                                                                                                                     ===============

   Supplemental disclosure of non-cash investing and financing activities:

   The following represents noncash activity for the years ended December 31, 1999 and 1998:


                                                                                                          Year ended December 31,
                                                                                                             1999             1998
                                                                                                        ----------------------------
   Real estate additions through the assumption of mortgage payables................................     $ 140,899     $         -
   Real estate additions through the issuance of partnership units and common share grants..........         8,828           1,658
   Capital lease transaction........................................................................         1,250               -
   Accounts payable and accrued expenses for property under development.............................           989           4,060
   Accounts payable and accrued expenses for mortgage note receivable advances......................           374             806
                                                                                                        ----------------------------
                                                                                                         $ 152,340     $     6,524
                                                                                                        ============================

   Mortgage notes payable assumed...................................................................     $ 140,899     $         -
   Partnership units issued to minority interest....................................................         8,252           1,200
   Accounts payable and accrued expenses............................................................         1,363           4,866
   Capital lease mortgage note payable..............................................................         1,250               -
   Issuance of common share grants..................................................................           576             458
                                                                                                        ----------------------------
                                                                                                         $ 152,340     $     6,524
                                                                                                        ============================


                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF PRIME GROUP REALTY TRUST AND COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)

                             (DOLLARS IN THOUSANDS)

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


 Real estate, net...........................................................................       $ 243,637
 Cash and cash equivalents..................................................................           3,737
 Tenant receivable..........................................................................          41,813
 Deferred costs, net........................................................................          25,270
 Other assets...............................................................................             885
                                                                                               ----------------
 Total assets...............................................................................         315,342
                                                                                               ----------------

 Mortgage notes payable.....................................................................         241,432
 Bonds payable..............................................................................          74,450
 Accrued interest payable...................................................................           1,420
 Accrued real estate taxes..................................................................          10,359
 Accounts payable and accrued expenses......................................................           7,711
 Liabilities for leases assumed.............................................................           6,108
 Other liabilities..........................................................................           2,529
 Minority interests.........................................................................          (6,564)
                                                                                               ----------------
 Total liabilities and minority interests...................................................         337,445
                                                                                               ----------------
 Predecessor's net contribution.............................................................       $ (22,103)
                                                                                               ================


         The following represents our noncash activity during the period from November 17, 1997 through December 31, 1997:


Mortgage note receivable....................................................................       $   5,100
Real estate.................................................................................          48,814
                                                                                               ----------------
                                                                                                   $  53,914
                                                                                               ================

Debt assumed................................................................................       $  10,396
Partnership units issued to minority interest...............................................          42,088
Step-up in basis from purchase of third-party owner's interest in the Predecessor...........           1,430
                                                                                               ================
                                                                                                   $  53,914
                                                                                               ================


                             See accompanying notes.

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION AND ORGANIZATION OF THE COMPANY

         Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997. The Company qualified as a real estate investment trust ("REIT") beginning with the period ended December 31, 1997, under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed its initial public offering with the sale of 12,380,000 of its common shares of beneficial interest at $20.00 per share and the private placement of 2,000,000 of the Company's Series A-cumulative convertible preferred shares of beneficial interest at $20.00 per share. The Company contributed the initial net proceeds from the offering and private placement in exchange for 12,380,000 common units of partnership interest and 2,000,000 preferred units of partnership interest in Prime Group Realty, L.P. (the "Operating Partnership"). Subsequent to the initial public offering, the Company issued an additional 3,204,994 of its common shares (sold 600,000 common shares in 1997, sold 2,579,994 common shares in 1998 and granted 25,000 shares in 1998) and 4,000,000 of its Series B-cumulative redeemable preferred shares and contributed the net proceeds to the Operating Partnership in exchange for the same number of common units and preferred units of partnership interest. In addition, during 1998, the Company repurchased 474,200 of its common shares for an aggregate purchase price of $7,267, pursuant to a common share repurchase program the Company established in September 1998. On January 8, 1999, the Company filed its initial shelf registration statement on Form S-3 with the Securities and Exchange Commission (which was declared effective on June 8,
1999) to register up to $500,000 of its equity and debt securities for future sale.

         The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 58.4% and 59.4% of the common units issued at December 31, 1999 and 1998, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

         In conjunction with the Company's initial contribution to the Operating Partnership, The Prime Group, Inc. ("PGI") contributed its interest in 23 partnerships that owned various office and industrial properties (represents the Predecessor's operations) to the Operating Partnership in exchange for 3,465,000 common units (PGI contributed 3,375,000 of these common units to Primestone Investment Partners L.P. described below) and received approximately $6,487 for the reimbursement of the Company's formation costs advanced by PGI. The Operating Partnership was required to acquire a third-party ownership interest in certain of the Predecessor's properties for $1,797, resulting in a step-up in the basis of real estate of $3,227. Certain other individuals contributed their ownership interests in various properties, including the related debt, to the Operating Partnership in exchange for cash of approximately $15,761 and 1,849,417 common units valued at $20.00 per unit (total value of $36,988). In addition, Primestone Investment Partners L.P. ("Primestone"), an entity in which PGI has a 60% ownership interest,

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

acquired 4,569,893 common units from the Operating Partnership for $85,000 (PGI directly or indirectly owns 31.7% and 31.4% of the Operating Partnership at December 31, 1999 and 1998, respectively.) These properties (including the Predecessor's properties), along with other acquired properties, are controlled by the Operating Partnership. PGI, the other contributors and Primestone have been reflected as Minority Interest - Operating Partnership in the consolidated financial statements.

BASIS OF PRESENTATION

         The Company's consolidated financial statements include all of its accounts, including the Operating Partnership and the other entities in which the Company has control. The combined financial statements of the Predecessor include the accounts of the partnerships in which the Predecessor had majority interest, control or managed. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         On November 17, 1997, the Operating Partnership acquired the assets and business of two property management and realty services companies from a third party and contributed these entities and certain other assets to a newly formed corporation, Prime Group Realty Services, Inc. (the "Services Company"). In exchange for its contribution, the Operating Partnership received 100% of the non-voting preferred stock of the Services Company and a note receivable in the amount of $4,800. Certain members of the Company's management own 100% of the voting common stock. The Services Company was formed primarily to operate certain business lines that are not directly associated with the collection of rents. The Services Company is subject to federal, state and local taxes. The Company records its ownership in the Services Company using the equity method of accounting.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LEASES ASSUMED

       In connection with certain tenant leases, the Company has assumed the liability for the remaining terms of the tenants' existing leases in their previous location. The Company has recorded a liability for the difference between total remaining costs for leases assumed and the expected benefits from subleases of the assumed lease properties. The related incentive to lessee has been capitalized as a deferred charge and is being amortized to rental revenue over the life of the respective lease. The deferred charge and related liability are adjusted for changes in the expected benefits from subleases. During the year ended December 31, 1998, the Company assumed additional liability of $1,357. During the period from January 1, 1997 through November 16, 1997, the Predecessor wrote off $1,049 of deferred charges and reduced the related liability due to changes in the estimated benefits from subleases. No amounts were written off during the years ended December 31, 1999 and 1998 or during the period from November 17, 1997 through December 31, 1997.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL REVENUE

         Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance.

INTEREST RATE PROTECTION AGREEMENTS

         The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, provide for an interest rate cap or collar and hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Amounts payable or receivable from the counterparty are included in accrued interest payable accounts or accounts receivable. Premiums paid for the Company's interest rate protection agreements are included in deferred financing costs and are amortized ratably over the term of the respective interest rate protection agreement. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction using the straight-line method. The Company believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major financial institution, and the Company does not anticipate their non-performance. The fair value of the interest rate protection agreements are not recognized in the financial statements as the agreements qualify as hedges of the Company's interest rate risk. Interest rate protection agreements or specific notional components thereof that do not qualify as a hedge of the Company's interest rate risk would be recorded at fair value.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Statement No. 133 was originally to be effective for fiscal years beginning after June 15, 1999 but was subsequently postponed to all fiscal years beginning after June 15, 2000. The Company is planning to adopt Statement No. 133 effective January 1, 2001 and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

         The Company accounts for share option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the share option grants because the exercise price of the options equals the market price of the underlying shares at the date of grant.

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

         As of December 31, 1999, for income tax purposes, the Company's real estate had a gross and net basis of $849,867 and $803,361, respectively, mortgage notes receivable had a basis of $170,549, deferred costs had a gross and net basis of $41,811and $27,438, respectively, and deferred rent receivable had no tax basis.

         The Predecessor paid no income taxes, and the income or loss from its partnerships is included on the respective income tax returns of the Predecessor's partners.

2.     MORTGAGE NOTE RECEIVABLE

         On December 16, 1997, the Company acquired for approximately $51,163 in cash and $5,100 in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street. This 39-story office building is, located in Chicago, Illinois contains 728,860 square feet of rentable space and is approximately 58.0% leased at December 31, 1999. During 1999 and 1998, the Company made additional advances of $17,146 and $4,943, respectively, which were used to fund the redevelopment of the building and pay various operating expenses. The Company anticipates providing additional advances of $2,654 to complete the building's redevelopment. The note requires principal payments due at maturity on January 15, 2004. The note has a face value of $89,573 and $69,277 at December 31, 1999 and 1998, respectively.

       The note provides for interest at an accrual rate of 9.64% per annum, and a minimum pay rate at the lower of 8.25% per annum, or $2,400 annually, as defined, payable monthly. During 1999 and 1998, the Company received interest income payments of $4,728 and $5,373, respectively. No payments were received during the period from November 17, 1997 through December 31, 1997. During the years ended December 31, 1999 and 1998 and the period from November 17, 1997 through December 31, 1997, $1,995, $258 and $248, respectively, of interest income was added to the principal balance.

         Included in the purchase was a non-refundable option, exercisable until July 30, 2000, to acquire the existing $85,000 second mortgage on the property for $4,400 in common units of the Operating Partnership (amount included in minority interest-operating partnership), valued at the lower of $20.00 per unit or the Company's common share price at the date issued (5,000 common units per month if the Company's common share market value is equal to or greater than $20.00 per share or $100 in common units per month if the Company's common share market value is below $20.00 per share; 80,442 and 67,018 common units were issued during the years ended December 31, 1999 and 1998, respectively), subject to certain adjustments, as defined. On November 15, 1999, the holder of such common units redeemed 53,611 common units for 53,611 common shares of the Company. At December 31, 1999 and 1998, $2,500 and $1,300, respectively, is included in other assets related to the options. In addition, the Company has an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000.

         During 1999 and 1998, the Company provided construction management services of $585 and $752, respectively, to the property, which have been added to the principal balance. The Services Company provides property management and leasing services for the property pursuant to a 10-year management and leasing contract.

3.       DEFERRED COSTS

                  Deferred costs consist of the following:


                                                                                      December 31,
                                                                   ---------------------------------------------------
                                                                              1999                     1998
                                                                   ---------------------------------------------------
          Financing costs......................................             $  16,016                 $  12,161
          Leasing costs........................................                24,862                    40,132
                                                                   ---------------------------------------------------
                                                                               40,878                    52,293
          Less: Accumulated amortization.......................               (13,977)                  (19,402)
                                                                   ---------------------------------------------------
                                                                            $  26,901                 $  32,891
                                                                   ===================================================


4.     MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE

         Mortgage notes payable, credit facilities and bonds payable consisted of the following:


                                                                                             DECEMBER 31,
                                                                                 -------------------------------------
                                                                                        1999              1998
                                                                                 -------------------------------------
          Mortgage Notes Payable (A), (B):
             Mortgage notes payable to various financial institutions,
               collateralized by various properties, interest at fixed rates ranging from 6.75% to 11% per annum, with principal and interest payable through dates ranging from 2000 through 2013. The
               weighted average rate
               at December 31, 1999 was 7.4%.................................         $329,604          $282,618
             Mortgage notes payable to various financial institutions,
               collateralized by various properties, interest at variable rates ranging from LIBOR (5.82% at December 31, 1999) plus 165 basis points to LIBOR plus 450 basis points or Prime (8.5% at December
               31, 1999) plus 50 basis points per annum with principal and interest payable monthly through dates ranging from 2000 through
               2004. The weighted average rate at
               December 31, 1999 was 8.43%...................................          375,590           236,100
                                                                                 -------------------------------------
             Total mortgage notes payable....................................         $705,194          $518,718
                                                                                 =====================================
             Credit Facilities (A), (B):
             Line-of-credit with two financial institutions, collateralized by various properties with a maximum draw of $35,000, interest at rates of the higher of prime or federal funds rate plus 50 basis points or LIBOR plus 225 basis points, per annum, selected at the option of the Company with interest payable monthly and principal
               due November 2000 (D).........................................         $  7,527          $      -
             Line-of-credit with a financial institution, collateralized by an industrial property with a maximum draw of $12,000, interest at
               LIBOR plus 195 basis points, per annum, with interest payable monthly and principal due January 2000, with an option to extend
               the line for one year...........................................         12,000                 -
                                                                                 -------------------------------------
             Total credit facilities...........................................       $ 19,527          $      -
                                                                                 =====================================
             Bonds Payable:
             Variable rate taxable and tax-exempt bonds issued by various state
                and local government authorities (B), (C), (D)...............         $ 74,450          $ 74,450
                                                                                 =====================================


(A) The mortgage notes payable and credit facilities are subject to various operating and financial covenants. In addition, the Company is required to maintain escrow accounts to fund future real estate tax and other operating expense payments, which are included in restricted cash escrows.

4.       MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE (CONTINUED)

(B) The majority of the Company's real estate assets and its mortgage note receivable have been pledged as collateral for its mortgage notes payable, credit facilities and bonds payable.

(C) Permanent financing for the development of certain industrial properties has been provided by $48,150 of tax exempt industrial development revenue bonds that mature on February 16, 2022. On December 13, 1995, and on May 20, 1996, the bonds were acquired by independent third party financial institutions from an affiliate of PGI.

         Under the terms of the bond loan agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 2.28% to 5.67% during 1999, 2.97% to 4.50% during 1998, and 3.35% to
         4.75% during 1997. The rate at December 31, 1999 was 5.67%. The maximum annual interest rate on the bonds is 13%. Under certain conditions, the interest rate on the bonds may be converted to a fixed rate at the Company's request.

         Beginning February 1998, the bonds were collateralized by letters of credit from a financial institution totaling $48,800 which expire February 2002 (the bonds become due on this date unless replacement collateral is obtained.) The letters of credit are collateralized by mortgages on the related industrial facilities and a $5,000 cash collateral account and have an annual fee of 1.65% of the letters of credit face amounts. From November 17, 1997 through February 1998, the bonds were collateralized by letters of credit totaling $48,000 from our $80,000 line-of-credit (subsequently reduced to $35,000). From May 1996 to November 16, 1997, the bonds were collateralized by letters of credit that required the Predecessor to pay financing fees of 1.75% per annum of the face amount, payable quarterly in advance.

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

(D) Permanent financing for the development of certain office properties has been provided by $26,300 of tax-exempt industrial revenue bonds. The bonds mature on December 1, 2014. Under the terms of the bond agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 3.05% to 4.55% during 1999, 3.40% to 4.00% during 1998 and 3.35% to 3.85% during 1997. The rate at December 31, 1999 was 4.55%.

         Under certain conditions, the interest rates on the bonds may be converted to a fixed rate at the Company's request.

         The bonds are collateralized by letters of credit totaling $26,930 from our $35,000 line-of credit, which are subject to an annual fee of 2.25% of the amount outstanding.

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

4.       MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE (CONTINUED)

         During the years ended December 31, 1999 and 1998, the Company wrote-off deferred financing costs of $1,836 and $2,131, respectively, net of accumulated amortization of $945 and $32, respectively. These write-offs resulted from mortgage notes and bonds payable that were repaid or refinanced and from the reduction in the maximum balance that can be drawn on the $35,000 line-of-credit (reduced from $235,000 to $80,000 during 1998 and from $80,000 to $35,000 during 1999). The total of these write-offs has been reflected as an extraordinary loss in the 1999 and 1998 statements of operations, net of minority interests of $754 and $878, respectively.

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

         Total interest paid on the mortgage notes payable, credit facilities and bonds payable was $49,566, $32,204, $1,855, and $25,731 for the years ended December 31, 1999 and 1998, the period from November 17, 1997 through December 31, 1997, and the period from January 1, 1997 through November 16, 1997, respectively. During the years ended December 31, 1999 and 1998, the Company incurred interest expense of $50,634 and $33,399, respectively, of which $7,986 and $2,498, respectively, was capitalized related to development projects (no interest was capitalized in the previous periods.)

         On August 21, 1998, the Company entered into two treasury lock agreements with two financial institutions to lock certain debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreements to provide interest rate protection on future debt financings. One of these agreements was entered into in anticipation of a planned future securitization of a $170,000 loan related to the 77 West Wacker Drive building, and had a lock rate of 5.364%. The other agreement was entered into in anticipation of $160,000 in debt related to the acquisition of IBM Plaza, had a lock rate of 4.732% and was to expire on March 19, 1999. The Company made deposits as required by the agreements, totaling approximately $14,641. The deposits are exclusive of a $2,000 credit threshold described below. The $170,000 agreement was to expire on February 18, 1999, but was extended to April 15, 1999. At that time, the lock rate was modified to 5.016% and the credit threshold reduced from $2,000 to $500. On March 1, 1999, the Company terminated the $160,000 treasury lock agreement due to the change in terms and timing of the IBM Plaza purchase as a result of the amended purchase agreement. Approximately $557 on deposit was forfeited at the time of termination. On May 11, 1999, the Company terminated the $170,000 treasury lock agreement due to changes in timing of a planned future loan securitization related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1,172. The net gain of $615 from the two terminations has been included as a net gain in other income in the statement of operations for the year ended December 31, 1999. During the period January 1, 1999 through

4.       MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE (CONTINUED)

May 11, 1999, the Company received net cash settlements of approximately $15,256 ($7,094 related to the $170,000 agreement, and $8,162 related to the $160,000 agreement) related to both treasury lock agreements.

       On January 31, 1999, the Company entered into an interest rate collar agreement that hedged the Company's interest rate exposure with respect to the variable rate mortgage note secured by the 33 West Monroe property. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. This agreement is for an original notional amount of $65,000 and its term coincident with the aforementioned variable rate mortgage note (January 31, 1999 through January 31, 2002).

       Under the provisions of one of the credit facilities, the Company is obligated to maintain interest rate contracts on a portion of its variable rate indebtedness. The Company entered into an interest rate cap agreement in July, 1999 with a financial institution for an original notional amount of $150,000 at 7.00% during the period from July 1 through October 1, 1999. On November 3, 1999, the Company entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170,000. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. This agreement satisfies the Company's obligation to maintain interest rate contracts under the provisions of one of its credit facilities. On November 22, 1999, the Company transferred the $170,000 interest rate collar agreement to an unconsolidated investment partnership. However, the Company has provided a guaranty to the counterparty related to this agreement.

         On December 10, 1999, the Company entered into an interest rate swap agreement based on a LIBOR index rate of 6.3% that effectively fixed the Company's interest rate with respect to the variable rate mortgage note payable secured by the IBM Plaza property at a rate of 8.0%. This agreement has an original notional amount of $160,000 that decreases to $158,400 on December 10, 2000 and to $155,200 on December 10, 2001 coincident with principal payments on the mortgage note payable secured by the IBM Plaza property. The swap agreement had a purchase price of $591 which is being amortized over the term of the swap agreement and terminates on December 10, 2002. No additional amounts were paid or received under the terms of the swap agreement during 1999.

         On March 20, 2000, the Company entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70,000. The interest rate under the agreement is capped at a LIBOR index rate of 8.0%.

         The above interest rate protection agreements satisfy the Company's obligation to maintain interest rate contracts under the provisions of one of the Company's credit facilities.

The following represents the Company's future minimum principal payments due on its mortgage notes payable, credit facilities and bonds payable outstanding at December 31, 1999:


         YEAR ENDING DECEMBER 31                                AMOUNT
         --------------------------------------------------------------------
         2000..............................................      $105,807
         2001..............................................       110,699
         2002..............................................       297,986
         2003..............................................         4,146
         2004..............................................        18,425
         Thereafter........................................       262,108
                                                           ------------------
                                                                 $799,171
                                                           ==================


5.     MORTGAGE NOTES AND BONDS PAYABLE-AFFILIATES

         On January 2, 1998, the Company repaid a 7.0% interest rate mortgage note payable to a limited partner of $3,984. The note was collateralized by an industrial property.

         The Predecessor had an 11% subordinate loan agreement with affiliates of a former third party owner of the 77 West Wacker Drive building for a maximum disbursement amount of $60,000. A portion of the loan was repaid ($4,895) with proceeds of the initial public offering, and a portion was considered repaid from the swap agreement between PGI and a third party related to the loan described in Note 4 ($42,584 was recorded as a contribution from PGI in the period from January 1, 1997 through November 17, 1997) and the remainder was forgiven ($67,847), as of November 16, 1997 and included in the extraordinary item-extinguishment of debt in the period from January 1, 1997 through November 16, 1997. The third party owner had provided a guarantee of 77 West Wacker Drive building's first mortgage note payable and charged the Predecessor a standby loan fee, as defined, which was included as a component of interest expense. Standby loan fees incurred were $460 for the period from January 1, 1997 to November 16, 1997 (unpaid interest expense is included in general and administrative expenses in the Predecessor's combined statements of operations). Under the terms of the subordinate loan agreement, the Predecessor was not required to make any periodic principal or interest payments prior to the date of stabilization, as defined; unpaid interest was added to the principal balance monthly. Included in the extraordinary item-extinguishment of debt in the period from January 1, 1997 through November 16, 1997 is $1,000 in loan termination fees paid to an affiliate of the third party owner and the write-off of unamortized deferred financing fees of $165.

         Permanent financing for the development of certain industrial properties has been provided by $12,000 of taxable debt industrial development revenue bonds and held by an affiliate of PGI. The bonds mature on June 1, 2022. On November 17, 1997, PGI contributed the related bond receivables as part of its capital contribution. The bonds payable and related receivable have been eliminated in the Company's consolidated financial statements. The bonds have the same terms as the bonds described in letter (C) of Note 4.

         Total interest paid on the mortgage notes payable and bonds payable to affiliates was $33, and $32 for the year ended December 31, 1998, and for the period from January 1, 1997 through November 16, 1997, respectively. No interest was paid for the year ended December 31, 1999 or for the period from November 17, 1997 to December 31, 1997.

6.     FUTURE MINIMUM LEASE INCOME AND PAYMENTS

         The Company has entered into lease agreements with tenants with lease terms ranging from one year to twenty years. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

         Approximately 21%, 16%, 39%, and 57%, of rental revenue for the years ended December 31, 1999 and 1998, the period from November 17, 1997 through December 31, 1997, and the period from January 1, 1997 through November 16, 1997, respectively, was received from six different tenants (only five of these tenants were present during the year ended December 31, 1999, three tenants for the year ended December 31, 1998 and the period from November 17, 1997 through December 31, 1997, and four tenants for the period from January 1, 1997 to November 16, 1997).

6.       FUTURE MINIMUM LEASE INCOME AND PAYMENTS (CONTINUED)

         The total future minimum rentals to be received by the Company under such noncancelable operating leases in effect at December 31, 1999, exclusive of tenant reimbursements and contingent rentals, are as follows:


              YEAR ENDING DECEMBER 31                                AMOUNT
              -----------------------                                ------
              2000...........................................        $ 118,464
              2001...........................................          109,835
              2002...........................................           98,298
              2003...........................................           89,722
              2004...........................................           80,882
              Thereafter.....................................          331,021
                                                                -----------------
                                                                     $ 828,222
                                                                =================

         Future minimum rentals include amounts to be received from PGI and certain affiliates totaling $6,024.

         In addition, as a part of lease agreements entered into with certain tenants, the Company assumed the tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. Future minimum rental payments to be paid by the Company under leases assumed, net of subleases executed through December 31, 1999, are as follows:


              YEAR ENDING DECEMBER 31                                  AMOUNT
              -----------------------                                  ------
              2000...........................................           $1,367
              2001...........................................            1,400
              2002...........................................              749
              2003...........................................               67
                                                                ----------------------
                                                                        $3,583
                                                                ======================


         During the years ended December 31, 1999 and 1998, the Company recognized lease termination income of $5,205 and $4,124, respectively, which is included in rental revenue. In 1999, the Company granted permanent easements for fees of $2,600, which has been included in other property revenues.

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

7.     PREFERRED SHARES

         The Company is authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. At December 31, 1999 and 1998, the Company had 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A - preferred shares") with a $0.01 par value designated, issued and outstanding. On June 5, 1998, the Company completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B - preferred shares") with a $0.01 par value, which were designated issued and outstanding at December 31, 1999 and 1998.

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

         Distributions on the Series A-preferred shares are payable quarterly on or about the last day of March, June, September and December of each year, at a rate of 7.5% (equivalent of $1.50 per annum per Series A-preferred share starting November 17, 1998; prior to November 17, 1998, equivalent of $1.40 per annum per Series A - preferred share). The Series A-preferred shares rank senior to the Company's common shares as to the payment of dividends and as to the distribution of assets. Series A-preferred shareholders can convert their preferred shares into the Company's common shares based on a conversion price, as defined. The Company has the option to redeem the Series A-preferred shares beginning on and after November 17, 2007, in cash equal to the original issue price ($20.00) plus any accrued and unpaid dividends. The holders of the Series A-preferred shares have the right to elect two additional members to the Company's Board of Directors if the equivalent of two quarterly dividends are in arrears. Each of such two directors will be elected to serve until the earlier of: (1) the election and qualification of such directors' successor, or (2) the payment of the dividend arrearage.

         On April 13, 1999, the Company modified the terms of the Company's Series A preferred shares. Under the original terms, the holders of the Series A preferred shares had certain conversion rights if for two consecutive quarters
(1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days' prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Series A preferred shares will continue to pay an annual dividend of $1.50 per share and will continue to be convertible into common shares on a one for one basis. The Company made a $400 one-time payment as part of this transaction, which will be amortized, using the straight-line method, through January 15, 2002 as a preferred divided. All 2,000,000 outstanding shares of the Company's Series A preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40,000, net of the unamortized transaction fee ($297 as of December 31, 1999), in the consolidated balance sheet.

8.       EARNINGS PER SHARE

         The following table sets forth the computation of the Company's basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997:


                                                                                                            PERIOD FROM NOVEMBER
                                                                                                              17, 1997 THROUGH
                                                                               YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                                                               1999              1998                1997
                                                                     -------------------------------------------------------------
         Numerator:
            Income before gain on sales of real estate, minority
              interests, extraordinary items and preferred
              distributions.......................................        $    33,567    $       30,866      $         1,427
            Minority interests....................................             (8,723)           (9,368)                (635)
            Net income allocated to preferred distributions.......            (12,103)           (7,971)                (345)
                                                                     ------------------------------------------------------------
            Income before gain on sales of real estate and
              and extraordinary items.............................             12,741            13,527                  447
            Gain on sales of real estate, net of minority interests            31,086                 -                    -
            Extraordinary loss on extinguishment of debt, net of
              minority interests .................................             (1,082)           (1,253)                   -
                                                                     ------------------------------------------------------------
            Numerator for earnings per share
              - income available to common shares.................        $    42,745    $       12,274      $           447
                                                                     ============================================================
         Denominator:
            Denominator for basic earnings per share-weighted
              average common shares...............................         15,141,630        14,862,958           12,593,000
         Effect of dilutive securities:
            Employee stock options................................             64,866            11,100                    -
            Employee stock grants.................................              2,415               977                    -
                                                                     ------------------------------------------------------------
            Denominator for diluted earnings per share - adjusted
              weighted average common shares and assumed
              conversions ........................................         15,208,911        14,875,035           12,593,000
                                                                     ============================================================
            BASIC EARNINGS AVAILABLE TO COMMON
              SHARES PER WEIGHTED-AVERAGE COMMON SHARE:
            Income before gain on sales of real estate and
              extraordinary items.................................        $      0.84    $         0.91      $          0.04
            Gain on sales of real estate, net of minority interests              2.05                 -                    -
            Extraordinary loss on extinguishment of debt, net of
              minority interests..................................              (0.07)            (0.08)                   -
                                                                     ------------------------------------------------------------
            Net income available per weighted-average common
              share of beneficial interest - basic................        $      2.82    $         0.83      $          0.04
                                                                     ============================================================
            DILUTED EARNINGS AVAILABLE TO COMMON
              SHARES PER WEIGHTED-AVERAGE COMMON SHARE:
            Income before gain on sales of real estate and
              extraordinary items.................................        $      0.84    $          0.91     $          0.04
            Gain on sales of real estate, net of minority interests              2.04                  -                   -
            Extraordinary loss on extinguishment of debt, net of
              minority interests..................................              (0.07)             (0.08)                  -
                                                                     ------------------------------------------------------------
            Net income available per weighted-average common
              share of beneficial interest - diluted..............        $      2.81    $          0.83     $          0.04
                                                                     ============================================================


         For the 1999 earnings per share computation, 1,122,833 of the Company's options during the first quarter of 1999, 1,120,333 options during the second and third quarters of 1999, and 1,227,833 options during the fourth quarter of 1999 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         For the 1998 earnings per share computation, all of the Company's options during the second and third quarters of 1998, 1,150,000 options during the fourth quarter and all options during the period from November 17, 1997 through December 31, 1997 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         The minority interest in the Operating Partnership had 10,558,545, 10,282,521 and 10,250,882 weighted average common units outstanding during the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively, of which 9,631,445, 9,355,421 and 9,323,782, respectively, may be converted into common shares at the Company's option on a one for one basis. The convertible common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         The Company had 2,000,000 Series A-cumulative convertible preferred shares outstanding during the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997. The Series A-convertible preferred shares were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

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

         Under the Plan, up to 2,540,000 of the Company's common shares may be issued or transferred to participants. The maximum aggregate number of common shares and share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards, is 200,000. This limit applies regardless of whether such compensation is paid in common shares or share equivalent units.

       The Compensation Committee of the Company's Board of Trustees (the "Compensation Committee") administers the Plan and has the authority to determine, among other things, subject to the terms and conditions of the Plan, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options, the vesting requirements and the exercise period of each option. The Compensation Committee is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant. On November 17, 1997, the Compensation Committee granted options to purchase a total of 1,160,500 of the Company's common shares (including the 75,000 options granted to Board members described below) at an exercise price of $20.00 per share to various executives and employees of the Company. During 1999 and 1998, the Board granted options to purchase a total of 107,500 and 129,500 respectively, (exclusive of options described below as part of the Company's annual incentive award program) of the Company's common shares to various employees and executives of the Company hired in 1999 and 1998 at exercise equal to the closing price on the day before the grant of the options. In addition, during 1999 and 1998, 63,167 and 117,500 options, respectively, expired as the result of employees or executives, who held options, resigning from the Company. Options for these shares granted under the plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

         Under the Plan, four of the Trustees consisting of those Trustees who are not employees or consultants of the Company as of November 17, 1997 received options to acquire 5,000 of the Company's common shares at $20.00 per share (the closing price on the day of the grant of the options). On December 16, 1999, the Board granted each of the four non-employee Trustees options to acquire an additional 5,000 of the Company's common shares at $13.19 per share (the closing price on the day before the grant of the options). Stock options granted to the Trustees have a term of 10 years and will vest and be exercisable at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

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

       As part of an annual incentive award program, on December 16, 1999, the Board granted certain executives 29,719 shares of the Company's common shares, and options to purchase 363,891 of the Company's common shares at an exercise price of $13.19 per share. The common share grants vest 50% on January 15, 2000 and 50% on January 15, 2001 and the options vested on January 15, 2000. The Board also granted certain executives 25,380 shares of the Company's common shares and certain executives and employees options to purchase 364,200 of the Company's common shares, at an exercise price of $13.19 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 2000. As the total options granted to date exceed that authorized under the plan, the excess options are subject to the Company's shareholders' approval.

         As part of an annual incentive award program, on December 17, 1998, the Board granted certain executives 24,933 shares of the Company's common shares and options to purchase 538,889 of the Company's common shares at an exercise price of $14.00 per share. The common share grants vest 50% on January 15, 1999 and 50% on January 15, 2000 and the options vested on January 15, 1999. The Board also granted certain executives options to purchase 254,000 of the Company's common shares, at an exercise price of $14.00 per share, as part of a long-term incentive program. These options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 1999.

       The unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk free interest rate of 6.47%, 5.01% and 5.41%; expected dividend yield of 10.0%, 6.7% and 6.7%; volatility factor of the expected market price common stock of 0.307, 0.339 and 0.156; and a weighted-average expected life of the options of seven years for 1999 and three years for 1998 and 1997. The unaudited pro forma expense would be $1,655 ($0.11 per basic and diluted common share) for the year ended December 31, 1999, $1,174 ($0.08 per basic and diluted common share) for the year ended December 31, 1998 and $69 ($0.01 per basic and diluted common share) for the period from November 17, 1997 through December 31, 1997. The effects on unaudited pro forma net income and pro forma earnings per common share for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 to December 31, 1997 of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company's management, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the plan.

         The following is a summary of the Company's stock option activity, and related information for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997 follows:


                                                                             SHARES               WEIGHTED
                                                                           SUBJECT TO         AVERAGE EXERCISE
                                                                             OPTION            PRICE PER SHARE
                                                                        ----------------- --------------------------
    Initial options granted...........................................       1,160,500             $20.00
    Options canceled..................................................               -                   -
                                                                        -----------------
    Balance at December 31, 1997......................................       1,160,500              20.00
    Additional options granted........................................         922,389              14.77
    Options canceled..................................................        (117,500)             20.01
                                                                        -----------------
    Balance at December 31, 1998......................................       1,965,389              17.54
    Additional options granted........................................         855,591              13.60
    Options exercised.................................................            (100)             14.00
    Options canceled..................................................         (63,167)             18.43
                                                                        -----------------
    Balance at December 31, 1999......................................       2,757,713              16.30
                                                                        =================


         At December 31, 1999, 1,308,126 shares were exercisable at a weighted average exercise price of $17.24 per share. No options on shares were available for future grant at December 31, 1999. The remaining weighted-average contractual life of these options was 8.59 years. The weighted-average grant date fair value of all options granted during the years ended December 31, 1999 and 1998 and the period from November 17, 1997 through December 31, 1997 was $1.45, $2.49 and $1.39, respectively.

10.    RELATED PARTY TRANSACTIONS

         The Company owns 100% of the nonvoting preferred stock of the Services Company which had an initial carrying value of $425 and the Company provided a loan in the amount of $4,800 (included in other assets) to the Services Company (unpaid interest expense is included in accrued interest described below), with interest at 11% per annum, payable quarterly and principal due November 2007.

         On January 1, 1998, the Company provided the Services Company a $5,000 line-of-credit, with interest at LIBOR plus 3%, principal and interest payable monthly from available cash flow, as defined, and matures on December 31, 2000. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 1999 and 1998, the line-of-credit balance was $1,795 and $1,328, respectively, and is included in other assets. At December 31, 1999 and 1998, accrued interest of $44 and $52, respectively, related to the above notes is included in other assets.

         The Company's net deficit in the Services Company at December 31, 1999 and 1998 was $3,770 and $176, respectively, and is included in other assets. During the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, the Company recorded net loss (income) related to the Services Company of $3,234, $(133) and $19, respectively representing its share of the Services Company's loss from operations of $3,865, $518 and $83, respectively, net of interest income of $631, $651 and $64, respectively, related to the previously described loans. In December 1999, the Services Company wrote-off approximately $4,970 in goodwill and related capitalized costs associated with its initial acquisition of a management and construction company. The Company's share of this write-down, net of the tax benefit at the service subsidiary level, was $2,833 and is included in its share of the Services Company loss described above.

         The Company also paid general and administrative expenses (primarily rent, salaries and benefits) of $505 and $233 on behalf of the Services Company for the years ended December 31, 1999 and 1998, respectively. No amounts were paid for the period from November 17, 1997 through December 31, 1997.

         During the years ended December 31, 1999 and 1998 (no services were provided for the period from November 17, 1997 through December 31, 1997), the Services Company provided the Company with development, acquisition due diligence, construction, construction management, leasing and property management services, which are summarized as follows:



                                                                              YEAR ENDED DECEMBER 31
                                                                             1999                 1998

                                                                     ------------------------------------------
Development, construction and construction management...........        $  14,740            $   2,639
Acquisition due diligence.......................................              287                  182
Leasing.........................................................            1,985                  361
Property management.............................................              265                  301


         At December 31, 1999, the Company owed the Services Company $2,227 and at December 31, 1998, the Services Company owed the Company $1,033, related to the above services or for advances not processed under the line-of-credit (net amounts included in other assets).

         The Company has lease agreements with PGI and certain affiliates, from which it recognized rental revenue of $644, $933 and $85 and tenant reimbursements revenue of $523, $644 and $46 for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. In addition, in 1999 and 1998 the

Company provided $181 and $452, respectively, to one of the PGI affiliates for tenant improvements.

         A nonaffiliated investor in Primestone currently has a lease agreement with the Company that expires December 12, 2000. The Company recognized rental revenue of $1,000 from this investor during 1999.

         During 1999, the Operating Partnership acquired various office and industrial properties from minority interest holders for a total purchase price of $366,200 and assumed mortgage notes payable of $70,092 (see Note 13 for a listing of the properties). In addition, the Operating Partnership also acquired
40.5 acres of land in 1999 from a minority interest holder for a total purchase price of $5,430.

         In connection with the leasing and management of the Predecessor's properties, PGI was entitled to payments and fees for services performed. Such amounts incurred during the period from January 1, 1997 through November 16, 1997:

                                                                                        PERIOD FROM
                                                                                     NOVEMBER 17, 1997
                                                                                           THROUGH
                                                                                     DECEMBER 31, 1997
                                                                                     -----------------

      Property management fee (a).....................................                     $1,238
      Administration fees (b).........................................                        463
      Legal fees (c)..................................................                        271
      Leasing fees (d)................................................                          2
      Reimbursables (e)...............................................                        252
      Asset management fee (f)........................................                        110

---------------------
(A) PGI was entitled to a property management fee ranging from 2.5% to 4% of gross receipts, payable monthly in arrears. Amounts are included in property and asset management fees to affiliates in the combined financial statements of the Predecessor.

(B) PGI was entitled to an annual administration fee as defined in the Partnership agreement. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(C) PGI was reimbursed for reasonable legal and accounting expenses incurred in connection with the operations of the Predecessor partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(D) PGI was entitled to leasing commissions for all leases signed. The commissions are equal to 1.5% to 3% of rent, exclusive of tenant reimbursements, during the base term of the lease; commissions were payable upon commencement of the respective leases.

(E) PGI was entitled to reimbursement for expenses paid for the benefit of the Predecessor partnerships. Amounts are included in general and administrative expenses in the combined financial statements of the Predecessor.

(F) PGI was entitled to annual fees for providing asset management services to the Predecessor partnerships which was payable from available cash flows. Amounts are included in property and asset management fees to affiliates in the combined financial statements of the Predecessor.

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

       Average balances of amounts due from (including loans receivable from Services Company) and due to affiliates for the years ended December 31, 1999 and 1998, for the period from November 17, 1997 through December 31, 1997, and for the period from January 1, 1997 through November 16, 1997 are summarized as follows:


                                                              THE COMPANY                                PREDECESSOR
                                   ------------------------------------------------------------------ ------------------
                                                                                   PERIOD FROM           PERIOD FROM
                                                                                  NOVEMBER 17,           JANUARY 1,
                                                                                  1997 THROUGH          1997 THROUGH
                                            YEAR ENDED DECEMBER 31,               DECEMBER 31,          NOVEMBER 16,
                                          1999                  1998                  1997                  1997

                                 -------------------------------------------------------------------- ------------------
Due from affiliates............          $5,738                $6,441                $5,029                   $1,447
Due to affiliates..............               -                     -                     -                      354



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

11.      FAIR VALUES OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ESCROWS

         The carrying amount of cash and cash equivalents and restricted cash escrows reported in the consolidated balance sheets approximates their fair value.

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

MORTGAGE NOTES PAYABLE, CREDIT FACILITIES AND BONDS PAYABLE

         The carrying amount of the Company's variable and fixed rate borrowings (including accrued interest) and interest rate protection agreements approximates fair value based on the current borrowing rate for similar types of borrowing and interest rate protection arrangements.

12.    COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in legal actions arising during the normal course of business. The Company believes that the ultimate outcome of those actions will not materially affect its consolidated financial position.

         All of the Company's properties were subject to Phase I or similar environmental assessment by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The

Company is aware of contamination at certain of the industrial properties included in the Predecessor properties, which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. During 1997, the Predecessor recorded a liability of $3,205 (included in accounts payable and accrued expenses at December 31, 1999 and 1998). PGI has contractually agreed to indemnify the Company from any environmental liabilities the Company may incur in connection with the Chicago, Hammond, and East Chicago Enterprise industrial parks. On February 20, 1998, PGI reached an agreement with the former tenant and received a $1,822 settlement payment. The Company is also aware of contamination at two other properties. At one of the properties, the tenant has provided the Company with an indemnity for all the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner has placed in an escrow account $760 (the maximum cost the previous owner has agreed to pay), which is being used in the clean-up of the property.

         The Company has contracts to acquire parcels of land and an industrial property from affiliates of a member of the Board for a total purchase price of approximately $20,856, $12,284 of which is payable in Operating Partnership common units. The contracts require the Company to acquire minimum portions of the land on an annual basis until all of the parcels are acquired by 2002.

         During 1998, the Company entered into contracts to acquire three parcels of land totaling 233.3 acres, of which 24.9 acres was purchased in 1999 and 54.7 acres was purchased in 1998. The remaining 153.7 acres must be purchased, at the Company's discretion, over the next two to four years for approximately $9,754. The Company is required to make periodic installment payments, of which $840 were made in 1999 and $400 were made in 1998 (amount included in property under development).

       During 1999, the Company sold ten properties in a single transaction with a total sales price of $89,500, resulting in a gain of approximately $3,570 (see
Note 13 for a listing of the properties). As part of the sale, the Company agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. The Company's total lease obligation of $16,180 is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain has been deferred and is included in other liabilities until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations the Company may incur as a result of these commitments.

       On February 8, 1999, the Company signed a contract with a buyer pursuant to which we will construct and sell to the buyer an approximately 1,018-space parking garage, including approximately 4,000 square feet of retail space, on approximately 22,000 square feet of a 61,302 square foot parcel of land that we own in the Chicago central business district (see Note 13 to the table of properties acquired, placed in service and sold in 1999 regarding acquisition of this parcel). The contract provides for a sales price of the completed garage of approximately $36.0 million, plus the value of any of the retail space leased by us at the time of sale up to a maximum of $1.75 million. In addition, we are entitled to receive an additional $1.0 million from the buyer if, within 15 years after the sale of the parking garage to the buyer, we substantially complete construction of an office building on the land containing at least 800,000 square feet of office space, which is occupied by at least one tenant who is not affiliated with the Company. Pursuant to a letter agree-ment dated December 3, 1999, the contingency period for obtaining the required city approvals for the construction of the parking garage was extended from December 31, 1999 until April 30, 2000. The parties are currently discussing the possibility of further extending such contingency if necessary, as well as certain other potential modifications to the terms of the transaction.

         On November 3, 1999, an unconsolidated investment partnership of the Company entered into an interest rate protection agreement to effectively fix the interest rate cost of its mortgage note payable to within a range of 6.87% to 9.00%. This agreement has an original notional amount of $170,000 that decreases to $166,000 on September 30, 2000, and to $162,000 on September 30, 2001, coincident with principal payments on the mortgage note payable. The interest rate protection agreement terminates on September 30, 2002. On November 10, 1999, the investment partnership entered into an additional interest rate protection agreement to effectively fix the interest rate cost of its mortgage note payable to within a range of 7.36% to 9.00% beginning on September 30, 2002. This agreement has an original notional amount of $157,500 that decreases to $152,500 September 30, 2003, coincident with principal payments on the mortgage note payable. The interest rate protection agreement terminates on September 30, 2004. The Company has provided guarantees on both of the interest rate protection agreements. As of December 31, 1999, the Company has not been required to fulfill any commitments under the guarantees.

         During 1999, the Company granted to unrelated parties permanent easements to space within an office property and to industrial land for total fees of $2,600, which has been included in other property revenues in 1999. The Company is under no obligation to perform any services for the parties to earn these fees, and believes that the easements do not decrease the value of the properties.

13.    PROPERTY ACQUISITIONS AND DISPOSITIONS

        The following properties were acquired, placed in service or sold in 1999 and 1998. The results of their operations are included in the Company's consolidated statement of operations from their respective dates of acquisition.


                                                                                   SALE PRICE/
                                                                                   ACQUISITION          MONTH

           PROPERTY                                      LOCATION                     COST          ACQUIRED/SOLD
   -------------------------------------------------------------------------------------------------------------------
      1999 Acquisitions
   -----------------------------------------------
   Office and Industrial Properties:
   33 West Monroe Street                         Chicago, IL                        $  101,300         January
   National City Center(1)                       Cleveland, OH                         105,000         February
   800-810 Jorie Blvd                            Oak Brook, IL                          30,000          August
   901 Technology Way(1)                         Libertyville, IL                        4,100         January
   300 Craig Place(1)                            Hillside, IL                            8,600           July
   43-47 Hintz Road                              Wheeling, IL                            9,700        September
   IBM Plaza (1)                                 Chicago, IL                           248,500         December
   Brush Hill Office Court                       Westmont, IL                           12,900         December
                                                                                ------------------
   Total Office and Industrial Properties
   Acquired                                                                         $ 520,100
                                                                                ==================
   Land:
   Carol Stream Land                              Carol Stream, IL                $      5,430     April, December
   Aurora Land                                    Aurora, IL                               918      July, November
   300 West Monroe Street and 25 &

       77 South Wacker Drive                      Chicago, IL                           55,912           July
                                                                                ------------------
   Total Land Acquired                                                              $   62,260
                                                                                ==================
   Developments placed in service:
   Office:
     Pine Meadows Center                         Libertyville, IL                     $ 23,659          October,
                                                                                                        December
   Industrial:
     320 Fullerton Avenue                        Carol Stream, IL                       10,057          December
                                                                                ------------------
   Total developments placed in
      service                                                                       $   33,716
                                                                                ==================
   1999 Sales
   -----------------------------------------------
   941-961 Weigel Drive (2)                      Elmhurst, IL
   300 Craig Place (2)                           Hillside, IL
   306-310 Era Drive (2)                         Northbrook, IL
   515 Huehl Road/500 Lindberg Road (2)          Nothbrook, IL
   555 Huehl Road (2)                            Northbrook, IL
   1301 Ridgeview Drive (2)                      McHenry, IL
   3818 Grandville/1200 Northwestern(2)          Gurnee, IL
   801 Technology Way(2)                         Libertyville, IL
   901 Technology Way(2)                         Libertyville, IL
   1001 Technology Way(2)                        Libertyville, IL
                                                                                ------------------
                                                                                    $   89,500            July
   455 Academy Drive (3)                         Northbrook, IL                          4,500          December
                                                                                ------------------
                                                                                    $   94,000
                                                                                ==================
   Land:
     180 Kehoe Blvd.                             Carol Stream, IL                  $     1,000          December
                                                                                ==================
   50% of Common Interest:
     77 W. Wacker Drive (4)                      Chicago, IL                        $   88,000          September
                                                                                ==================
   Portion of an Office Property:

     122 S. Michigan Ave. (5)                    Chicago, IL                        $   14,950            April
                                                                                ==================
   1998 Acquisitions
   -----------------------------------------------
   Office and Industrial Properties:
   33 North Dearborn Street                      Chicago, IL                        $   34,425           January
   Commerce Point                                Arlington Heights, IL                  29,971          February
   208 South LaSalle Street                      Chicago, IL                            61,352            March
   122 South Michigan Avenue                     Chicago, IL                            29,680            April
   2100 Swift Drive                              Oak Brook, IL                           6,253            April


   6400 Shafer Court                             Rosemont, IL                           22,228             May
   Two Century Centre                            Schaumburg, IL                         35,886            June
   2000 York Road                                Oak Brook, IL                          16,232            June
                                                                                ------------------
   Total Office and Industrial Properties
       Acquired                                                                     $  236,027
                                                                                ==================



   (1) These properties were acquired from minority interest unit holders of the Operating Partnership or their affiliates.
   (2)    These properties were sold in a single transaction with a total sales price of $89,500, resulting in a gain of approximately $3,570. As part of the sale, the Company agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. The Company's total lease obligation is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain has been deferred and is included in other liabilities until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations the Company may incur as a result of these commitments.

    (3) On December 22, 1999, the Company sold this property for a total sales price of $4,500, resulting in a gain of $883.
    (4) On September 30, 1999, the Company sold a 50% common interest for $22,000 and a $66,000 preferred interest in this property, resulting in a gain of $48,339. The remaining 50% common interest was contributed to a new joint venture, which is accounted for using the equity method of accounting. At December 31, 1999, the Company's investment in the new joint venture was a deficit of $1,019 (included in other assets) consisting of $256 representing its share of the new joint venture's operations (included in other revenue) net of $1,275 of distributions received from the new joint venture. In addition, the Company owes the new joint venture $1,079 at December 31, 1999 (included in other liabilities).

     (5) On April 19, 1999, the Company sold approximately 161,710 net rentable square feet of its 122 South Michigan Avenue office building to National-Louis University (NLU), resulting in a gain of $3,828. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. The Company continues to own the remaining 350,659 net rentable square feet of the building and is responsible for the management of the entire property.

14.    UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 1997, (i) the Company had completed its initial public offering and its 1998 common share and preferred share offerings and contributed the net proceeds to the Operating Partnership,
(ii) PGI and the other contributors had contributed certain of their respective properties and operations to the Operating Partnership, (iii) the Operating Partnership had completed the sale of common units to Primestone Investment Partners L.P., (iv) the Operating Partnership acquired various office and industrial properties and the Services Company from various third parties, (v) sold all of or a portion of its interest in various office and industrial properties, and (vi) the Operating Partnership repaid debt on certain of the contribution properties. In the Company's management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

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

           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                                1999                1998              1997
                                                         ---------------------------------------------------------
Total revenue........................................           $209,511           $204,794          $187,169
                                                         =========================================================
Net income...........................................            $21,523            $19,314           $13,890
                                                         =========================================================
Net income available to common shareholders..........            $ 9,420            $ 7,314           $ 1,890
                                                         =========================================================
Earnings per diluted common share....................            $  0.62            $  0.49           $  0.12
                                                         =========================================================


15.   SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision makers manage its operating segments separately because each operating segment represents a strategic business unit that has different issues and serve different markets. The Company's reportable operating segments include its office division and industrial division, with properties principally located in the Chicago metropolitan area. The Company evaluates its office and industrial divisions operations principally on their contribution to overall net income and funds from operations.

        The following summarizes the Company's historical segment operating results for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997:


                                                                         YEAR ENDED DECEMBER 31, 1999

                                                        ----------------------------------------------------------------
                                                                                         CORPORATE/
                                                                                         OPERATING
                                                            OFFICE       INDUSTRIAL      PARTNERSHIP           TOTAL
                                                        ----------------------------------------------------------------
Revenue:
   Rental..............................................    $  107,333     $   19,354   $          -          $ 126,687
   Tenant reimbursements...............................        44,075          6,096              -             50,171
   Mortgage note interest..............................         6,926              -              -              6,926
   Other...............................................        10,109          1,092          1,569             12,770
   Gain on sales of real estate........................        52,167            883              -             53,050
                                                        ----------------------------------------------------------------
Total revenue..........................................       220,610         27,425          1,569            249,604
Expenses:
   Property operations.................................        41,243          3,203              -             44,446
   Real estate taxes...................................        29,798          4,672              -             34,470
   Depreciation and amortization.......................        24,753          6,657          1,848             33,258
   Interest............................................             -              -         42,648             42,648
   Loss on land development option ....................             -              -            600                600
   General and administrative..........................             -              -          7,565              7,565
                                                        ----------------------------------------------------------------
Total expenses.........................................        95,794         14,532         52,661            162,987
                                                        ----------------------------------------------------------------
Income (loss) before minority interests and

   extraordinary items.................................       124,816         12,893        (51,092)            86,617
FFO adjustments (1) (unaudited):
   Real estate depreciation and amortization...........        24,017          4,683          1,849             30,549
   Amortization of costs for leases assumed............           899              -              -                899
   Straight-line rental revenue adjustments............        (2,809)          (454)             -             (3,263)
   Adjustments for sales of operating properties.......       (52,166)          (540)             -            (52,706)
   Net gain on Treasury lock terminations..............             -              -           (615)              (615)
   Joint venture adjustments ..........................             -              -            654                654
   Loss on land development option.....................             -              -            600                600
   Adjustment associated with services company writeoff             -              -          2,783              2,783
   Net income allocated to preferred shareholders......             -              -        (12,103)           (12,103)
                                                        ================================================================
Funds from operations..................................     $  94,757      $  16,582      $ (57,924)       $    53,415
                                                        ================================================================

(1) As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), in its March 1995 White Paper

                                                                                YEAR ENDED DECEMBER 31, 1998
                                                          -----------------------------------------------------------------
                                                                                             CORPORATE/
                                                                                              OPERATING
                                                              OFFICE        INDUSTRIAL       PARTNERSHIP        TOTAL
                                                          -----------------------------------------------------------------
Revenue:
   Rental................................................    $  76,754      $  20,458     $            -       $  97,212
   Tenant reimbursements.................................       31,960          5,585                 -           37,545
   Mortgage note interest................................        5,866              -                 -            5,866
   Other.................................................        3,838            266             2,874            6,978
                                                          -----------------------------------------------------------------
Total revenue............................................      118,418         26,309             2,874          147,601

Expenses:

   Property operations...................................       26,838          2,760                 -           29,598
   Real estate taxes.....................................       19,858          5,219                 -           25,077
   Depreciation and amortization.........................       17,854          6,724               869           25,447
   Interest..............................................            -              -            30,901           30,901
   General and administrative............................            -              -             5,712            5,712
                                                          -----------------------------------------------------------------
Total expenses...........................................       64,550         14,703            37,482          116,735
                                                          -----------------------------------------------------------------
Income (loss) before minority interests

   and extraordinary items...............................       53,868         11,606           (34,608)          30,866
FFO adjustments (unaudited):
   Real estate depreciation and amortization.............       17,610          6,354                 -           23,964
   Amortization of costs for leases assumed..............        1,137              -                 -            1,137
   Straight-line rental revenue adjustments..............         (525)          (709)                -           (1,234)
   Net income allocated to preferred shareholders........            -              -            (7,971)          (7,971)
                                                          -----------------------------------------------------------------
Funds from operations....................................    $  72,090      $  17,251         $ (42,579)       $  46,762
                                                          =================================================================

                                                                           PERIOD FROM NOVEMBER 17, 1997
                                                                             THROUGH DECEMBER 31, 1997
                                                          ----------------------------------------------------------------
                                                                                             CORPORATE/
                                                                                             OPERATING
                                                              OFFICE       INDUSTRIAL       PARTNERSHIP          TOTAL
                                                          -----------------------------------------------------------------
Revenue:
   Rental................................................   $    5,025      $   2,268    $           -        $    7,293
   Tenant reimbursements.................................        1,663            378                -             2,041
   Mortgage note interest................................          248              -                -               248
   Other.................................................           87              -              161               248
                                                          -----------------------------------------------------------------
Total revenue............................................        7,023          2,646              161             9,830
Expenses:
   Property operations...................................        1,815            338               60             2,213
   Real estate taxes.....................................        1,479            286                -             1,765
   Depreciation and amortization.........................        1,582            803               93             2,478
   Interest..............................................            -              -            1,680             1,680

   General and administrative............................            -             -               267               267
                                                          -----------------------------------------------------------------
Total expenses...........................................        4,876          1,427            2,100             8,403
                                                          -----------------------------------------------------------------
Income (loss) before minority interests and
   extraordinary items...................................        2,147          1,219           (1,939)            1,427
FFO adjustments (unaudited):
   Real estate depreciation and amortization.............        1,470            745                -             2,215
   Amortization of costs for leases assumed..............          142              -                -               142
   Straight-line rental revenue adjustments..............          180              -                -               180
   Net income allocated to preferred shareholders........            -              -             (345)             (345)
                                                          =================================================================
Funds from operations....................................   $    3,939     $    1,964      $    (2,284)       $    3,619
                                                          =================================================================

         The following summarizes the Company's segment assets and activity as of December 31, 1999 and 1998 and expenditures for real estate for the years ended December 31, 1999 and 1998 and the period from November 17, 1997 through December 31, 1997.


                                          .                                                        DECEMBER 31,
                                                                                              1999                1998
                                                                                      ---------------------------------------
Segment assets:
   Office........................................................                         $ 1,225,270          $   827,872
   Industrial....................................................                             149,158              180,116
   Corporate/operating partnership...............................                              69,747              156,526
                                                                                      ---------------------------------------
   Total consolidated assets.....................................                         $ 1,444,175           $1,164,514
                                                                                      =======================================




                                                                                                             PERIOD FROM
                                                                                                             NOVEMBER 17,
                                                                                    YEAR ENDED               1997 THROUGH
                                                                                   DECEMBER 31,              DECEMBER 31,
 Expenditures for real estate:                                                  1999           1998              1997
                                                                         ----------------------------------------------------
   Office........................................................             $500,037        $250,854           $417,802
   Industrial....................................................               31,083           2,898            171,477
   Corporate/operating partnership ..............................               52,334          47,316                  -
                                                                         ----------------------------------------------------
   Total expenditures for real estate............................             $583,454        $301,068           $589,279
                                                                         ====================================================


16.      IMPACT OF YEAR 2000 (UNAUDITED)

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 and early 2000, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its properties, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

17. SUBSEQUENT EVENTS

         On January 20, 2000, the Company paid distributions of $0.375 per Series A-preferred share, and $0.3375 per common share and on January 31, 2000 paid distributions of $0.5625 per Series B-preferred share to shareholders of record on December 31, 1999.

         In January, 2000 the Company acquired the following 62,559 square foot office property and 7.5 acres of vacant land.


                                                           ACQUISITION     MORTGAGE
             PROPERTY                  LOCATION               COSTS          DEBT
----------------------------------------------------------------------------------------
Office:
    Enterprise Center II               Westchester, IL       $  8,800       $  5,450
                                                        ================================
Land:
    Libertyville Office II             Libertyville, IL      $  1,200             -
                                                        ================================


                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)



                                                                                     Cost Capitalized
                                                                                       Subsequent to
                                 Encumbrances(1)         Initial Cost                   Acquisition
                                ---------------- ---------------------------  ------------------------------


                                                                 Buildings                     Buildings
                                    December 31,                    and                           and
                                        1999          Land      Improvements       Land       Improvements
                                  -------------- ------------  -------------  -------------  ---------------
OFFICE
201 4th Ave N (4) ............     $    4,800     $    1,615     $    7,072     $       85     $    2,694
620 Market St. (4)  ..........          9,000             --          7,090            405            904
4823 Old Kingston
  Pike (4) ...................          3,500            378          2,808             19            289
625 Gay St. (4) ..............          9,000             --          7,379            568          1,090
Triad Parking Facility (4)....             --            507          1,046             24             64
1990 Algonquin Road ..........             --          1,550          6,375             --             98
2010 Algonquin Road ..........             --            508          2,044             --             82
1699 Woodfield Road ..........          8,605          1,962          7,853             16            388
2205-2255 Enterprise
  Drive ......................             --          2,304          9,259              3            243
280 Shuman Blvd (5)  .........             --          1,261          5,056             --            (27)
1701 Golf Road ...............         73,206         21,780         87,324             51          2,860
2675 N. Mayfair (5) ..........             --          1,613          6,443              1            552
4343 Commerce Court(3) .......             --          5,370         21,394            192          4,578
1600-1700 167th St.(3)........          2,798          1,073          4,291             70            703
1301 E. Tower Road(3) ........             --          1,005          4,020             60            614
4100 W. Madison Street........             --             41            169             --              7
371-385 N. Gary Ave.(3).......             --            218            871              5             45
33 North Dearborn ............         18,000          6,904         27,521              2          1,014
3800 North Wilke Road.........         19,551          5,994         23,977             23            142
208 South LaSalle Street......         45,148         12,310         49,042             20          4,048
122 South Michigan
  Avenue(6) ..................         14,000          5,952         23,728              4         (5,217)
2100 Swift Drive .............          5,100          1,391          4,862             --          3,223
6400 Shafer Court ............         14,077          4,385         17,843             --            477
1700 East Golf Road ..........         20,227          7,258         28,628             --          2,204
2000 York Road ...............         11,840          3,234         12,998             --          1,439
33 West Monroe ...............         77,500          5,619         95,850             --            494
National City Center .........         71,061         14,812         90,300             --            267
800-810 Jorie Blvd ...........         20,923          6,016         24,089             --             --
IBM Plaza ....................        160,000         39,726        208,898             --             --
Brush Hill Office Court.......          8,200          2,617         10,469             --             --
Pine Meadows Center ..........         10,979          2,155         21,505             --             --
                                      -------        ----------------------          --------------------
Total office .................        607,515        159,558        820,204          1,548         23,275
                                      -------        ----------------------          --------------------



INDUSTRIAL
East Chicago
   Enterprise ................             --             27            533             --             10
   Center (5)
EC I .........................          2,900             18            577             --              2
EC II ........................          5,000             18          2,360             --          1,830
EC III .......................          4,500             20          7,038             --            557
EC IV ........................          2,600             11          1,217             --              9



                                             Gross Amount Carried
                                             at December 31, 1999
                                  -------------------------------------------
                                                                                                Date of
                                                                               Accumulated     Acquisition(A)
                                               Buildings                       Depreciation   Contribution(C)
                                                  and                         at December 31,   Placed in
                                       Land      Improvements       Total         1999(2)       Service(P)
                                  ------------  -------------  -------------- --------------- ---------------
OFFICE
201 4th Ave N (4) ............     $    1,700     $    9,766     $   11,466     $      858     Nov. 1997(C)
620 Market St. (4)  ..........            405          7,994          8,399            801     Nov. 1997(C)
4823 Old Kingston
  Pike (4) ...................            397          3,097          3,494            233     Nov. 1997(C)
625 Gay St. (4) ..............            568          8,469          9,037            956     Nov. 1997(C)
Triad Parking Facility (4)....            531          1,110          1,641             61     Nov. 1997(C)
1990 Algonquin Road ..........          1,550          6,473          8,023            407     Nov. 1997(A)
2010 Algonquin Road ..........            508          2,126          2,634            125     Nov. 1997(A)
1699 Woodfield Road ..........          1,978          8,241         10,219            448     Nov. 1997(A)
2205-2255 Enterprise Drive ...          2,307          9,502         11,809            539     Nov. 1997(A)
280 Shuman Blvd (5)  .........          1,261          5,029          6,290            288     Nov. 1997(A)
1701 Golf Road ...............         21,831         90,184        112,015          5,009     Dec. 1997(A)
2675 N. Mayfair (5) ..........          1,614          6,995          8,609            360     Dec. 1997(A)
4343 Commerce Court(3) .......          5,562         25,972         31,534          1,515     Nov. 1997(A)
1600-1700 167th St.(3)........          1,143          4,994          6,137            321     Nov. 1997(A)
1301 E. Tower Road(3).........          1,065          4,634          5,699            243     Nov. 1997(A)
4100 W. Madison Street........             41            176            217             13     Nov. 1997(A)
371-385 N. Gary Ave.(3).......            223            916          1,139             59     Nov. 1997(A)
33 North Dearborn ............          6,906         28,535         35,441          1,456     Jan. 1998(A)
3800 North Wilke Road.........          6,017         24,119         30,136          1,253     Feb. 1998(A)
208 South LaSalle Street......         12,330         53,090         65,420          2,782     Mar. 1998(A)
122 South Michigan
  Avenue(6) ..................          5,956         18,511         24,467            825     Apr. 1998(A)
2100 Swift Drive .............          1,391          8,085          9,476            236     Apr. 1998(A)
6400 Shafer Court ............          4,385         18,320         22,705            753     May 1998(A)
1700 East Golf Road ..........          7,258         30,832         38,090          1,358     June 1998(A)
2000 York Road ...............          3,234         14,437         17,671            632     June 1998(A)
33 West Monroe ...............          5,619         96,344        101,963          2,223     Jan. 1999(A)
National City Center .........         14,812         90,567        105,379          2,077     Feb. 1999(A)
800-810 Jorie Blvd ...........          6,016         24,089         30,105            233     Aug. 1999(A)
IBM Plaza ....................         39,726        208,898        248,624            259     Dec. 1999(A)
Brush Hill Office Court.......          2,617         10,469         13,086             15     Dec. 1999(A)
Pine Meadows Center ..........          2,155         21,505         23,660            105     Dec. 1999(P)
                                   -----------------------------------------------------------
Total office .................        161,106        843,479      1,004,585         26,443
                                   -----------------------------------------------------------
INDUSTRIAL
East Chicago
   Enterprise ................             27            543            570             92     Nov. 1997(C)
   Center (5)
EC I .........................             18            579            597             68     Nov. 1997(C)
EC II ........................             18          4,190          4,208            550     Nov. 1997(C)
EC III .......................             20          7,595          7,615            931     Nov. 1997(C)
EC IV ........................             11          1,226          1,237            217     Nov. 1997(C)



                            PRIME GROUP REALTY TRUST

                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                     Cost Capitalized
                                                                                       Subsequent to
                                  Encumbrances(1)      Initial Cost                    Acquisition
                                  -------------- ------------------------    ------------------------------


                                                              Buildings                       Buildings
                                    December 31,                 and                             and
                                        1999         Land    Improvements         Land       Improvements
                                  -------------- ----------  ------------    -------------  ---------------
INDUSTRIAL (CONTINUED)
Hammond Enterprise
   Center (5) ................     $     --       $   26       $     614          $   --        $     75
EC VI ........................        5,000           81           2,883              --             317
EC VI ........................        4,900          101           2,936              --           1,366
Chicago Enterprise
  Center (5) .................           --          748             975              --              33
EC VII .......................        7,200          517           4,968              --             392
EC VIII ......................        7,000          124           2,493              --             440
EC IX ........................        4,750          269           1,127              --              64
EC X .........................        4,300          248           2,836              --             320
Arlington Heights I (5).......           --          617           2,638              --              22
Arlington Heights II(5).......           --          456           2,062              --              17
Arlington Heights III(5)......           --          452           1,938              --              14
2160 McGraw Rd ...............           --          904           3,617              --           1,458
4849 Groveport ...............           --          507           2,014              --             417
2400 McGraw Rd ...............           --          348           1,382              --             164
5160 Blazer Memorial
  Pkwy .......................           --          470           1,866              --              97
600 London Rd ................           --          223             885              --              11
4411 Marketing Place..........           --          445           1,767              --              42
475 Superior Avenue (7).......           --        2,700          10,801              --             112
1051 N. Kirk Road(3) .........           --          911           3,325              --            (473)
4211 Madison Street(3) .......           --          690           2,745              --              10
200 E. Fullerton(3) ..........           --          525           2,100              --              10
350 Randy Road(3) ............           --          267           1,063              --              30
4300,4248,4250
   Madison Street(3) .........           --        1,147           4,588              --             110
370 Carol Lane(3) ............           --          527           2,107               9              47
388 Carol Lane(3) ............           --          332           1,329              --              25
342-346 Carol Lane(3) ........           --          600           2,398              --              72
343 Carol Lane(3) ............           --          350           1,398               6              24
11039 Gage Avenue(3) .........           --          191             767              --              10
11045 Gage Avenue(3) .........           --        1,274           5,092              --             215
1401 S. Jefferson(3) .........           --          171             685              --              22
4160-4190 W  Madison
  Street(3)...................           --          931           3,708              --             170
550 Kehoe Blvd.(3)  ..........           --          686           2,743              13              71
43-47 Hintz Road .............        5,960        1,943           7,888              --              --
320 Fullerton ................        5,124        2,286           7,771              --              --
                                 -----------   ---------------------------    ----------------------------
Total Industrial .............       59,234       22,161         109,234              28           8,112
                                 -----------   ---------------------------    ----------------------------
Other Corporate Assets........           --           --             476              --           6,498
                                 -----------   ---------------------------    ----------------------------
Total ........................    $ 666,749    $ 181,719       $ 929,914        $  1,576        $ 37,885
                                 ===========   ===========================    ============================


                                              Gross Amount Carried
                                              at December 31, 1999
                                   -------------------------------------------
                                                                                                    Date of
                                                                                  Accumulated    Acquisition(A)
                                                   Buildings                     Depreciation   Contribution(C)
                                                     and                        at December 31,     Placed in
                                        Land      Improvements       Total         1999(2)         Service(P)
                                   ------------  -------------  -------------- ---------------  ---------------
INDUSTRIAL (CONTINUED)
Hammond Enterprise
   Center (5) ................      $    26        $   689         $    715       $    136       Nov. 1997(C)
EC VI ........................           81          3,200            3,281            602       Nov. 1997(C)
EC VI ........................          101          4,302            4,403            616       Nov. 1997(C)
Chicago Enterprise
   Center (5) ................          748          1,008            1,756            330       Nov. 1997(C)
EC VII .......................          517          5,360            5,877            674       Nov. 1997(C)
EC VIII ......................          124          2,933            3,057          1,459       Nov. 1997(C)
EC IX ........................          269          1,191            1,460            165       Nov. 1997(C)
EC X .........................          248          3,156            3,404            542       Nov. 1997(C)
Arlington Heights I (5).......          617          2,660            3,277            455       Nov. 1997(C)
Arlington Heights II(5).......          456          2,079            2,535            255       Nov. 1997(C)
Arlington Heights III(5) .....          452          1,952            2,404            239       Nov. 1997(C)
2160 McGraw Rd ...............          904          5,075            5,979            513       Nov. 1997(A)
4849 Groveport ...............          507          2,431            2,938            138       Nov. 1997(A)
2400 McGraw Rd ...............          348          1,546            1,894             88       Nov. 1997(A)
5160 Blazer Memorial Pkwy ....          470          1,963            2,433            119       Nov. 1997(A)
600 London Rd ................          223            896            1,119             56       Nov. 1997(A)
4411 Marketing Place..........          445          1,809            2,254            111       Nov. 1997(A)
475 Superior Avenue (7).......        2,700         10,913           13,613            571       Nov. 1997(A)
1051 N. Kirk Road(3) .........          911          2,852            3,763            175       Nov. 1997(A)
4211 Madison Street(3)........          690          2,755            3,445            146       Nov. 1997(A)
200 E. Fullerton(3) ..........          525          2,110            2,635            114       Nov. 1997(A)
350 Randy Road(3) ............          267          1,093            1,360             60       Nov. 1997(A)
4300,4248,4250
   Madison Street(3) .........        1,147          4,698            5,845            255       Nov. 1997(A)
370 Carol Lane(3) ............          536          2,154            2,690            114       Nov. 1997(A)
388 Carol Lane(3) ............          332          1,354            1,686             72       Nov. 1997(A)
342-346 Carol Lane(3) ........          600          2,470            3,070            131       Nov. 1997(A)
343 Carol Lane(3) ............          356          1,422            1,778             75       Nov. 1997(A)
11039 Gage Avenue(3) .........          191            777              968             41       Nov. 1997(A)
11045 Gage Avenue(3) .........        1,274          5,307            6,581            275       Nov. 1997(A)
1401 S. Jefferson(3) .........          171            707              878             41       Nov. 1997(A)
4160-4190 W Madison
  Street(3) ..................          931          3,878            4,809            202       Nov. 1997(A)
550 Kehoe Blvd.(3)  ..........          699          2,814            3,513            148       Nov. 1997(A)
43-47 Hintz Road .............        1,943          7,888            9,831             66       Sept. 1999(A)
320 Fullerton ................        2,286          7,771           10,057             16       Dec. 1999(P)
                                 -----------------------------------------------------------
Total Industrial .............       22,189        117,346          139,535         10,858
                                 -----------------------------------------------------------
Other Corporate Assets........           --          6,974            6,974            676
                                 -----------------------------------------------------------
Total ........................    $ 183,295     $  967,799      $ 1,151,094     $   37,977
                                 ===========================================================



                            PRIME GROUP REALTY TRUST

                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

(1) The Company has a $20,000 mortgage note payable that is collateralized by a mortgage note receivable and $46,553 of various mortgage notes payable that are collateralized by properties under development. See
         Note 4 to the Company's consolidated financial statements for a description of its mortgage notes payable, credit facilities and bonds payable.

(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

         Building and improvements                                         40 years
         Tenant improvements                                               Term of related leases
         Furniture and equipment (included in buildings and improvements)  3-7 years

(3) These properties are collateral for $46,342 in various mortgage notes payable.

(4) These properties are collateral for a $35,000 line-of-credit, which had $7,527 drawn at December 31, 1999.

(5) These properties are collateral for letters-of-credit that support certain industrial revenue bonds on other properties reflected in this table.

(6) During 1999, the Company sold 161,710 square feet of the building, which has a total of 512,369 square feet.

(7) This property is collateral for a $12,000 line-of-credit, all of which was drawn at December 31, 1999.

         The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $849,867 as of December 31, 1999. The Company has $125,724 in property under development at December 31, 1999, of which $74,348 was added during 1999 (same basis for federal income tax purposes).

         The following table reconciles our historical cost for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997

                                                                                                                     PERIOD FROM
                                                                                                                     NOVEMBER 17,
                                                                                  YEAR ENDED DECEMBER 31,            1997 THROUGH
                                                                          --------------------------------------     DECEMBER 31,
                                                                                  1999              1998                 1997
                                                                          ----------------------------------------------------------
Balance, beginning of period...........................................       $   843,031          $589,279       $           -
Additions during period................................................           584,561           253,752             589,279
Disposals during the period............................................          (276,498)                -                   -
                                                                          ==========================================================
Balance, close of period...............................................        $1,151,094          $843,031            $589,279
                                                                          ==========================================================


         The following table reconciles the accumulated depreciation for the years ended December 31, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997


                                                                                                                     PERIOD FROM
                                                                                                                     NOVEMBER 17,
                                                                                    YEAR ENDED DECEMBER 31,          1997 THROUGH
                                                                          --------------------------------------     DECEMBER 31,
                                                                                   1999             1998                 1997
                                                                          ----------------------------------------------------------
Balance at beginning of period.........................................           $24,736          $  2,338         $         -
Depreciation and amortization for the period...........................            28,454            22,418               2,338
Disposals during the period............................................           (15,213)                -                   -
                                                                          ----------------------------------------------------------
Balance, close of period...............................................           $37,977           $24,756             $ 2,338
                                                                          ==========================================================
