Form 10-Q
period 2000-03-31
PRIME GROUP REALTY TRUST
filed 2000-05-15
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

At May 11, 2000, 15,763,638 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX


Part I:       Financial Information

Item 1.       Financial Statements (Unaudited)                             PAGE

              Consolidated Balance Sheets as of March 31, 2000 and
                December 31, 1999                                            3

              Consolidated Statements of Income for the Three Months
                 Ended March 31, 2000 and 1999                               4

              Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2000 and 1999                        5

              Notes to Consolidated Financial Statements                   6-11


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12-17

Item 3.       Quantitative and Qualitative Disclosures About
                Market Risk                                                 18

Part II:      Other Information

Item 1.       Legal Proceedings                                             19
Item 2.       Changes in Securities                                         19
Item 3.       Defaults Upon Senior Securities                               19
Item 4.       Submission of Matters to a Vote of Security Holders           19
Item 5.       Other Information                                             19
Item 6.       Exhibits and Reports on Form 8-K                              19

Signatures                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                  MARCH 31,            DECEMBER 31,
                                                                                   2000                   1999
                                                                            ----------------------------------------
ASSETS
Real estate, at cost:
   Land                                                                            $  185,917         $  183,295
   Building and improvements                                                          941,690            928,567
   Tenant improvements                                                                 43,476             39,232
                                                                            ----------------------------------------
                                                                                    1,171,083          1,151,094
   Accumulated depreciation                                                           (45,750)           (37,977)
                                                                            ----------------------------------------
                                                                                    1,125,333          1,113,117
   Property under development                                                         132,040            125,724
                                                                            ----------------------------------------
                                                                                    1,257,373          1,238,841
Mortgage note receivable                                                               87,343             82,687
Cash and cash equivalents                                                              16,995             21,167
Tenant receivables                                                                      9,586             11,438
Restricted cash escrows                                                                41,853             42,140
Deferred rent receivable                                                               11,744              9,501
Deferred costs, net                                                                    27,140             26,901
Other                                                                                  13,976             11,500
                                                                            ----------------------------------------
Total assets                                                                       $1,466,010         $1,444,175
                                                                            ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                             $  736,759        $   705,194
Credit facilities                                                                      19,027             19,527
Bonds payable                                                                          74,450             74,450
Accrued interest payable                                                                3,881              3,508
Accrued real estate taxes                                                              31,740             40,689
Accounts payable and accrued expenses                                                  34,779             36,133
Liabilities for leases assumed                                                          2,957              3,235
Dividends payable                                                                       8,154              8,122
Other                                                                                  10,481             10,909
                                                                            ----------------------------------------
Total liabilities                                                                     922,228            901,767
Minority interests:
   Operating Partnership                                                              170,215            168,070
   Other                                                                                1,000              1,000
Series A - Cumulative Convertible Preferred Shares, 2,000,000 shares designated,
   issued and outstanding at March 31, 2000 and December 31, 1999                      39,740             39,703
Shareholders' equity:
   Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
       Series B - Cumulative Redeemable Preferred Shares, 4,000,000
         shares designated, issued and outstanding at March 31,
         2000 and December 31, 1999                                                        40                 40
   Common Shares, $0.01 par value; 100,000,000 shares authorized; 15,271,678 and
     15,189,438 shares issued and outstanding at March 31, 2000 and December 31,
     1999, respectively                                                                   153                152
   Additional paid-in capital                                                         322,168            321,357
   Retained earnings                                                                   10,466             12,086
                                                                            ----------------------------------------
Total shareholders' equity                                                            332,827            333,635
                                                                            ----------------------------------------
Total liabilities and shareholders' equity                                         $1,466,010         $1,444,175
                                                                            ========================================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                      2000              1999
                                                                                ------------------------------------
REVENUE
Rental                                                                                $ 33,854          $32,616
Tenant reimbursements                                                                   16,472           12,901
Other property revenues                                                                  2,213            1,766
Mortgage note interest                                                                   2,011            1,506
Other                                                                                      925              847
                                                                                ------------------------------------
Total revenue                                                                           55,475           49,636

EXPENSES
Property operations                                                                     12,810           10,650
Real estate taxes                                                                       10,389            9,375
Depreciation and amortization                                                            9,232            7,958
Interest                                                                                12,986           10,378
Loss on treasury lock termination                                                            -              557
Loss on land development option                                                              -              600
General and administrative                                                               2,264            2,050
                                                                                ------------------------------------
Total expenses                                                                          47,681           41,568
                                                                                ------------------------------------
Income before gain on sales of real estate and minority
   interests                                                                             7,794            8,068
Gain on sales of real estate, net                                                        1,196                -
                                                                                ------------------------------------
Income before minority interests                                                         8,990            8,068
Minority interests                                                                      (2,420)          (2,056)
                                                                                ------------------------------------
Net income                                                                               6,570            6,012
Net income allocated to preferred shareholders                                          (3,037)          (3,000)
                                                                                ------------------------------------
Net income available to common shareholders                                           $  3,533          $ 3,012
                                                                                ====================================

Basic earnings available to common shares per weighted-average common share:
     Income before gain on sales of real estate                                       $   0.18         $   0.20
     Gain on sales of real estate, net of minority interests                              0.05                -
                                                                                ------------------------------------
Net income available per weighted-average common share of beneficial
   interest - basic                                                                   $   0.23         $   0.20
                                                                                ====================================

Diluted earnings available to common shares per weighted-average common share:
     Income before gain on sales of real estate                                       $   0.18         $   0.20
     Gain on sales of real estate, net of minority interests                              0.05                -
                                                                                ------------------------------------
Net income available per weighted-average common share of beneficial
   interest - diluted                                                                 $   0.23         $   0.20
                                                                                ====================================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                      2000              1999
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $  6,570         $  6,012
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of costs for leases assumed (included in rental revenue)                  162              245
     Interest income and development fees added to mortgage note receivable
       principal                                                                         (1,145)            (456)
     Net equity in loss of unconsolidated investments                                       770              178
     Depreciation and amortization                                                        9,232            7,958
     Loss on treasury lock termination                                                        -              557
     Loss on land development option                                                          -              600
     Gain on sales of real estate, net                                                    1,196                -
     Minority interests                                                                   2,420            2,056
     Changes in operating assets and liabilities:
       Decrease (increase) in tenant receivables                                          1,844           (3,550)
       Increase in deferred rent receivable                                              (2,254)            (594)
       (Increase) decrease in other assets                                                  103            3,653
       Increase in accrued interest payable                                                 373              841
       (Decrease) increase in accrued real estate taxes                                  (8,949)           9,135
       Increase (decrease) in accounts payable and accrued expenses                      (1,351)           (4,724)
       Decrease in liabilities for leases assumed                                          (278)            (277)
       Decrease in other liabilities                                                       (430)            (216)
                                                                                ------------------------------------
Net cash provided by operating activities                                                 8,263           21,418

INVESTING ACTIVITIES
Expenditures for real estate and equipment                                              (32,043)        (157,324)
Proceeds from sales of real estate                                                        8,340                -
Leasing costs                                                                              (781)            (941)
Additional advances on mortgage note receivable                                          (3,511)            (839)
Decrease in restricted cash escrows                                                         287           25,127
Option deposits                                                                               -          (18,000)
Net (loans to) repayments from services company                                          (2,991)             672
                                                                                ------------------------------------
Net cash used in investing activities                                                   (30,699)        (151,305)

FINANCING ACTIVITIES
Financing costs                                                                          (1,026)            (849)
Deposits recovered on treasury lock agreements                                                -            9,215
Proceeds from mortgage notes payable                                                     42,805           72,000
Net (repayments of) proceeds from credit facilities                                        (500)          28,595
Repayment of mortgage notes payable                                                     (11,240)          (1,378)
Distribution to minority interest - Operating Partnership                                (3,653)          (3,482)
Dividends paid to Series B-Preferred shareholders                                        (2,250)          (2,250)
Dividends paid to Series A-Preferred shareholders                                          (750)            (730)
Dividends paid to common shareholders                                                    (5,122)          (5,100)
                                                                                ------------------------------------
Net cash provided by financing activities                                                18,264           96,021
                                                                                ------------------------------------
Net decrease in cash and cash equivalents                                                (4,172)         (33,866)
Cash and cash equivalents at beginning of period                                         21,167           46,500
                                                                                ------------------------------------
Cash and cash equivalents at end of period                                              $16,995         $ 12,634
                                                                                ====================================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 24, 2000 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.   FORMATION AND ORGANIZATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and owns all of the preferred units and 57.9% and 58.4% of the common units of the Operating Partnership issued at March 31, 2000 and December 31, 1999, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

5.   RECENT DEVELOPMENTS

During the period from January 1, 2000 through March 31, 2000, the Company acquired and sold the following office and industrial properties, parcels of land and its one retail center (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms.):


                                                          NET           ACQUISITION
                                                       RENTABLE         COST/SALES
                                                        SQUARE           PRICE (IN    MORTGAGE DEBT     MONTH
             PROPERTY                   LOCATION          FEET           MILLIONS)    (IN MILLIONS)  ACQUIRED/SOLD
--------------------------------------------------------------------------------------------------------------------
ACQUIRED
Office:
   Enterprise Center II (1)       Westchester, IL             62,559         $ 9.1           $5.5      January

Industrial:
   6700 Touhy Avenue              Niles, IL                  120,000           4.9            3.0      March
                                                       -----------------------------------------------
                                                             182,559         $14.0           $8.5
                                                       ===============================================
Land:
   Libertyville Office II         Libertyville, IL         7.5 Acres         $ 1.2           $  -      January
   Carol Stream (2)(3)            Carol Stream, IL        29.1 Acres           3.8              -      March
                                                       -----------------------------------------------
                                                          36.6 Acres         $ 5.0           $  -
                                                       ===============================================
SOLD
Land:
   Carol Stream Land (3)          Carol Stream, IL        46.1 Acres         $ 7.4           $  -      March
                                                       ===============================================

Retail Center:
  371-385 Gary Avenue (4)         Carol Stream, IL             11,276         $ 1.1           $  -      March
                                                       ===============================================


(1) Acquisition cost includes cash paid at closing, the proceeds of a mortgage note payable plus prorations and accrued real estate taxes.

(2) This parcel was acquired from a minority interest unit holder of the Operating Partnership or one or more of its affiliates for a total of $3.8 million in common units.

(3) On March 27, 2000, the Company sold this land for a total sales price of $7,400, resulting in a gain of $1,326.

(4) On March 31, 2000, the Company sold this property for $1,100, resulting in a loss of $130.

On March 20, 2000, the Company entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement is capped at a LIBOR index rate of 8.0%.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 2000 and 1999:


                                                                                          2000              1999
                                                                                ------------------------------------
Numerator:
   Income before gain on sales of real estate, minority interests, and
     preferred distributions                                                          $     7,794       $    8,068
   Minority interests                                                                      (1,934)          (2,056)
   Net income allocated to preferred distributions                                         (3,037)          (3,000)
                                                                                ------------------------------------
   Income before gain on sales of real estate                                               2,823            3,012
   Gain on sales of real estate, net of minority interests                                    710                -
                                                                                ------------------------------------
Numerator for earnings per share - income available to common shares                  $     3,533       $    3,012
                                                                                ====================================

Denominator:
   Denominator for basic earnings per share-weighted-average common shares             15,215,512       15,131,849
Effect of dilutive securities:
   Employee stock options                                                                  34,531            2,262
   Employee stock grants                                                                   39,962                -
                                                                                ------------------------------------
Denominator for diluted earnings per share - adjusted weighted-average
   common shares and assumed conversions                                               15,290,005       15,134,111
                                                                                ====================================

BASIC EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE COMMON SHARE
Income before gain on sales of real estate                                           $      0.18      $      0.20
Gain on sales of real estate, net of minority interests                                     0.05               -
                                                                                ------------------------------------
Net income available per weighted-average common share of beneficial
   interest - basic                                                                  $      0.23      $      0.20
                                                                                ====================================

DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE COMMON SHARE
Income before gain on sales of real estate                                           $      0.18      $      0.20
Gain on sales of real estate, net of minority interests                                     0.05               -
                                                                                ------------------------------------
Net income available per weighted-average common share of beneficial
   interest - diluted                                                                $      0.23      $      0.20
                                                                                ====================================

Options to purchase 2,009,954 and 1,122,833 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2000 and 1999, respectively, because the effect would be antidilutive.

The Company had 10,848,313 and 10,328,512 weighted-average common units outstanding during the three months ended March 31, 2000 and 1999, respectively, of which 9,347,248 and 9,390,799, respectively, may be converted (on a one for one basis) into common shares at the option of the Company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A preferred shares outstanding during the three months ended March 31, 2000 and 1999 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

7.   SEGMENT REPORTING

The following summarizes the Company's historical segment operating results for the three months ended March 31, 2000 and 1999 (Amounts in thousands):


                                                               Three months ended March 31, 2000
                                                   -------------------------------------------------------------
                                                                                      Corporate/
                                                                                      Operating
                                                    Office          Industrial       Partnership         Total
                                                   -------------------------------------------------------------
Total revenue                                      $ 48,743          $ 5,704           $ 2,224          $ 56,671
Total expenses                                       28,454            3,977            15,250            47,681
                                                   -------------------------------------------------------------
Income (loss) before minority interests              20,289            1,727           (13,026)            8,990
FFO adjustments:
   Real estate depreciation and
     amortization                                     6,729            1,477                 -             8,206
   Straight-line rental revenue                      (1,979)            (275)                -            (2,254)
   Straight-line rental revenue from
     joint venture                                     (158)               -                 -              (158)
   Amortization of costs for leases
     assumed                                            162                -                 -               162
   Joint venture adjustments                            863                -                 -               863
   Adjustments for sale of operating
     property                                           130                -                 -               130
   Net income allocated to preferred
     shareholders                                         -                -            (3,037)           (3,037)
                                                   -------------------------------------------------------------
Funds from operations excluding
     straight-line rental revenue                    26,036            2,929           (16,063)           12,902
   Straight-line rental revenue                       1,979              275                 -             2,254
   Straight-line rental revenue from
     joint venture                                      158                -                 -               158
                                                   -------------------------------------------------------------
Funds from operations including
     straight-line rental revenue                  $ 28,173          $ 3,204          $(16,063)         $ 15,314
                                                  ==============================================================


                                                               Three months ended March 31, 1999
                                                  ==============================================================
                                                                                   Corporate/
                                                                                    Operating
                                                  Office          Industrial       Partnership         Total
                                                  --------------------------------------------------------------
Total revenue                                       $42,306           $6,676           $   654           $49,636
Total expenses                                       23,732            3,879            13,957            41,568
                                                   -------------------------------------------------------------
Income (loss) before minority interests              18,574            2,797           (13,303)            8,068
FFO adjustments:
   Real estate depreciation and amortization          5,773            1,560                 -             7,333
   Straight-line rental revenue                        (514)             (80)                -              (594)
   Amortization of costs for leases assumed             245                -                 -               245
   Net income allocated to preferred
     shareholders                                         -                -            (3,000)           (3,000)
                                                   -------------------------------------------------------------
   Funds from operations excluding
     straight-line rental revenue                    24,078            4,277           (16,303)           12,052
   Straight-line rental revenue                         514               80                 -               594
                                                   -------------------------------------------------------------
Funds from operations, including
straight-line rental revenue (1)                    $24,592           $4,357          $(16,303)          $12,646
                                                   -------------------------------------------------------------

(1) The Company has restated funds from operations for the three months ended March 31, 1999 to be in compliance with the National Association of Real Estate Investment Trusts' ("NAREIT") revised October, 1999 standard for funds from operations, which became effective January 1, 2000 (See "Funds from Operations"). Accordingly, the Company has excluded the following previously included adjustments: (i) loss on treasury lock termination of $557 and (ii) loss on land development option of $600.

The following summarizes the Company's segment assets and activity as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999:


                                                                               March 31,        December 31,
                                                                                2000                1999
                                                                            ---------------------------------
Segment assets:
   Office                                                                    $1,254,182         $1,225,270
   Industrial                                                                   154,768            149,158
   Corporate/operating partnership                                               57,365             69,747
                                                                             --------------------------------
Total consolidated assets                                                    $1,466,315         $1,444,175
                                                                             ================================


                                                                                       Three months
                                                                                      ended March 31,
                                                                                 2000                1999
                                                                             --------------------------------
Expenditures for real estate:
   Office                                                                    $   16,898         $  145,434
   Industrial                                                                    10,020              6,959
   Corporate/operating partnership (includes property under
     development)                                                                 5,125              4,931
                                                                             ================================
Total expenditures for real estate                                           $   32,043         $  157,324
                                                                             ================================


8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 1999, the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1999 and two properties acquired in the first quarter of 2000) with cash and debt proceeds, and sold 11 properties and a 50% interest in a property in 1999. The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.


                                                                         Three months ended
                                                                               March 31,
                                                                       2000              1999
                                                                     --------------------------
Total revenue (in thousands)                                          $55,424           $54,640
                                                                      =========================

Net income available to common shareholders (in thousands)
                                                                      $ 2,808           $ 3,706
                                                                      =========================

Earnings per diluted common share                                     $  0.18           $  0.24
                                                                      =========================

9.   SUBSEQUENT EVENTS

During the period from April 1, 2000 through May 11, 2000, the Company acquired or sold the following office and industrial properties:


                                                        NET          ACQUISITION
                                                     RENTABLE        COST/SALES     MORTGAGE      MONTH
                                                      SQUARE          PRICE (IN     DEBT (IN     ACQUIRED/
            PROPERTY                  LOCATION         FEET           MILLIONS)     MILLIONS)      SOLD
-----------------------------------------------------------------------------------------------------------
ACQUIRED
Industrial:
   555 Kirk Road                St. Charles, IL             62,400        $ 2.5     $      (1)    April
   1543 Abbott Drive            Wheeling, IL                43,930          1.5            (1)    April
   7100 Madison                 Willowbrook, IL             51,160          5.4         3.9       April
                                                           ---------------------------------
                                                           157,490        $ 9.4     $   3.9
                                                           =================================

SOLD (2)
Office:
   201 4th Avenue North         Nashville, TN              250,566        $ 8.6     $ 4.8        April
   625 Gay Street               Knoxville, TN               91,426          6.1       9.0        April
   4823 Old Kingston Pike       Knoxville, TN               34,638          3.5       3.5        April
   398 Unit Parking facility    Knoxville, TN                    -          2.0         -        April
                                                           ---------------------------------
                                                           376,630        $20.2     $17.3
                                                           =================================

(1) Both properties secure a mortgage debt in the amount of $2.35 million.

(2) These properties were sold in a single transaction with a total sales price of $20.2 million, resulting in a loss of approximately $2.3 million.

In May 2000, the Company entered into a loan extension agreement on a $24.0 million loan collateralized by the property located at 300 West Monroe Street, Chicago, Illinois, extending the maturity date to August 1, 2000.

Effective April 30, 2000, the terms of the Company's credit facilities were modified. The maximum loan availability was reduced to $16.7 million for one of the facilities and its maturity date was modified to the earlier of August 31, 2000 or the date of sale of the related collateral. The second facility's maturity was also modified to August 1, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 29 office properties containing an aggregate of approximately 8.1 million net rentable square feet and 41 industrial properties containing an aggregate of approximately 5.3 million net rentable square feet. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet and mortgage on an office property containing 769,384 net rentable square feet. The above properties are located primarily in the Chicago metropolitan area. At May 11, 2000, we also own approximately 230.5 acres of developable land and rights to acquire more than 165.4 additional acres of developable land which management believes could be developed with approximately 4.3 million rentable square feet of additional office space and
6.3 million square feet of additional industrial space.

In terms of net rentable square feet, approximately 85% of our office properties and 86% of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 88.1% of our total rental and tenant reimbursement revenue for the three months ended March 31, 2000. Our remaining office properties are located in Cleveland, Ohio; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas, and our remaining industrial properties are located in the Columbus, Ohio metropolitan area. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under credit facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements, property sales and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

In analyzing the operating results for the quarter ended March 31, 2000, the changes in rental and tenant reimbursements income, property operating expenses, real estate taxes and depreciation and amortization from 1999 are due principally to the addition of a full three months of operating results for three properties acquired in the first quarter of 1999, five properties acquired in 1999 after the first quarter, two properties placed in service after the first quarter of 1999, eleven properties sold in 1999 after the first quarter, the sale of a 50% interest in one property in the third quarter of 1999 and the additions of a partial quarter's worth of operating results for the two properties acquired during the first quarter of 2000.

For the three months ended March 31, 2000, rental revenue increased $1.2 million, or 3.8%, to $33.9 million, tenant reimbursement income increased $3.6 million, or 27.7%, to $16.5 million, other income increased $0.5 million or 20.1%, to $3.1 million, property operating expenses increased $2.2 million or 20.3% to $12.8 million, real estate tax expense increased to $1.0 million or 10.8% to $10.4 million and depreciation and amortization increased $1.3 million, or 16.0%, to $9.2 million as compared to the three months ended March 31, 1999. The additional office properties resulted in increased rental revenue of $2.2 million, tenant reimbursements income of $1.1 million, other income of $0.1 million, property operating expenses of $0.7 million, real estate tax expense of $0.9 million, and depreciation and amortization of $0.6 million for the three months ended March 31, 2000. Rental revenue and tenant reimbursement income for properties held in both periods increased $2.8 million and $2.0 million, respectively, and other income decreased $0.1 million for the three months ended March 31, 2000 primarily due to two properties acquired during the three months ended March 31, 1999 being owned during the entire three months ending March 31, 2000 and increased occupancy and rental rates at the other properties. Corresponding property operating expenses increased $1.7 million, real estate tax expense increased $0.7 million and depreciation and amortization increased $1.3 million for the three months ended March 31, 2000 primarily due to the two properties acquired during the three months ended March 31, 1999 being owned during the entire three months ending March 31, 2000.

Interest expense increased $2.6 million, or 25.1%, to $13.0 million during the three months ended March 31, 2000. The increase was due to new mortgages obtained on certain of the properties which were acquired in 2000 and 1999.

General and administrative expense increased $0.2 million, or 10.4%, to $2.3 million during the three months ended March 31, 2000, representing the expenses associated with the growth of the Company.

Gain on sales of real estate increased $1.2 million during the three months ended March 31, 2000, due to the sale of certain properties as described in "Recent Developments".

Income allocated to minority interests increased $0.4 million, or 17.7% to $2.4 million for the three months ended March 31, 2000 due to an increase in income before minority interest of $0.9 million, or 11.4%, to $9.0 million. The increase in income before minority interests is due to the additional properties acquired and the effects they had on revenue and expenses described above.

Net income increased $0.6 million, or 9.3% to $6.6 million for the three months ended March 31, 2000 due to the changes in revenue, expenses and minority interests described above associated with acquisitions and new leasing and releasing of tenant space.

HISTORICAL CASH FLOWS

We had net cash provided by operating activities of $8.3 million and $21.4 million for the three months ended March 31, 2000 and 1999, respectively. The $13.1 million decrease is primarily due to a $0.6 million increase in net income, a $1.3 million increase in depreciation and amortization expense, a $1.2 million increase in gain on sales of real estate, a $0.4 million increase in income allocated to minority interest, a $0.6 million increase in net equity in loss of unconsolidated investments, a $5.4 million decrease in tenant receivables, and a $3.4 million increase in accounts payable and accrued expenses, offset by a $0.7 million increase in interest income and development fees added to the mortgage note receivable principal, a $0.6 million decrease in loss on treasury lock termination, a $0.6 million decrease in loss on land development option, a $1.7 million increase in deferred rent receivable, $3.6 million increase in other assets, a $0.5 million decrease in accrued interest, and a $18.1 million decrease in accrued real estate taxes, and a $0.2 million decrease in other liabilities.

We had net cash used in investing activities of $30.7 million and $151.3 million for the three months ended March 31, 2000 and 1999, respectively. The $120.6 million decrease in net cash used in investing activities from the period ended March 31, 1999 through the period ended March 31, 2000 was primarily due to a $125.3 million decrease in expenditures for real estate and equipment, principally related to property acquisitions, a $18.0 million decrease in option deposits, and a $0.2 million decrease in leasing costs, offset by a $24.8 million decrease in restricted escrow deposits, a $3.7 million net increase in loans to the services company, and a $2.7 million increase in advances on the mortgage note receivable.

We had net cash provided by financing activities of $18.3 million and $96.0 million for the three months ended March 31, 2000 and 1999, respectively. The $77.7 million decrease in net cash provided by financing activities from the period ended March 31, 1999 through the period ended March 31, 2000 was due to, a $0.2 million increase in financing costs, a $9.2 million decrease in deposits recovered on treasury lock agreements, a $9.9 million increase in the repayment of mortgage notes payable, offset by a $29.2 million decrease in proceeds from mortgage notes payable, $29.1 million decrease in net proceeds from the credit facilities, and a $0.2 million increase in distributions to preferred shareholders, common shareholders and minority interests.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% of our REIT's taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We have established annual distribution rates as follows: $1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A Preferred Shares and 9% per annum ($2.25 per share) for each Series B Preferred Share.

     CREDIT FACILITIES. Our credit facilities, with a maximum loan availability totaling $46.0 million, have been provided by various financial institutions, and are collateralized by first mortgages on certain properties owned by the operating partnership. Subject to our compliance with the applicable loan covenants, the credit facilities may be used to provide funds for acquisitions and development activities and to provide the replacement letters-of-credit for the $26.9 million of tax-exempt bonds. At March 31, 2000, $19.0 million was drawn on credit facilities and an additional $26.9 million was used to provide letters of credit for the tax-exempt bonds.

     PROPERTY SALES. During the period from January 1, 2000 through May 11, 2000 we sold various office, and industrial properties and vacant land parcels and used a portion of the net proceeds to acquire other office and industrial properties and land parcels, retire debt, and fund development activities. We may use the remaining proceeds and the sale of other properties to fund future acquisitions and development activities.

     INDEBTEDNESS. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 2000 through 2013. We believe that certain of our properties have excess value that may be utilized for additional mortgage borrowing or debt securitizations.

Under the provisions of one of the Credit Facilities, we are obligated to maintain interest rate contracts on a portion of our variable rate indebtedness. Our variable rate debt includes $160.0 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.0%, $70.0 million subject to an interest rate cap at the LIBOR index rate at 8.0%, and $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

We obtained the following new indebtedness during the three months ended March 31, 2000:


                                                          Original
                                                          Principal
                                                           Balance                                    Maturity
          Collateral (1)                                 (In Millions)       Interest Rate              Date
--------------------------------------------------------------------------------------------------------------------
IBM Plaza                                                  $30.0                  (2)                   2/02
Enterprise Center II (3)                                     5.5             LIBOR + 2.75%              3/01
6700 Touhy Avenue (4)                                        3.0             LIBOR + 2.25%              3/05

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.
(2) Interest is payable monthly at LIBOR + 4.25%, not to exceed 11%. Beginning September 2001, monthly principal payments of $150,000 are also payable. At maturity, a payment is required which will ensure that the lender achieves an 11.75% return.
(3)  Interest payable monthly, with principal due at maturity.

(4)  Principal and interest payable monthly through maturity.

     FUTURE OFFERINGS. On January 8, 1999, we filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for future sale.

     CAPITAL IMPROVEMENTS. Our properties require periodic investments of capital for tenant-related capital improvements. During 1999, our tenant improvements and leasing commissions averaged $24.54 per square foot of newly leased office space, $8.19 per square foot of renewal leased office space, and $2.12 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $7.4 million based upon average annual square feet for leases expiring during the year ending December 31, 2000. Our cost of general capital improvements to our properties averages approximately $3.5 million annually based upon an estimate of $0.19 per square foot.

     LIQUIDITY REQUIREMENTS. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other nonrecurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness (including the credit facilities), joint ventures, property sales and the issuance of additional equity securities. The terms of the credit facilities and our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are no longer adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months ended March 31, 2000 and 1999:


                                                                                  Three Months
                                                                                  Ended March 31
                                                                          --------------------------
(IN THOUSANDS)                                                               2000              1999
                                                                          --------------------------

Net income allocated to common shareholders                               $ 3,533            $ 3,012
Adjustments to reconcile to Funds from Operations:
   Real estate depreciation and amortization                                8,206              7,333
   Straight-line rental revenue                                            (2,254)              (594)
   Straight-line rental revenue from joint venture                           (158)                 -
   Amortization of costs for leases assumed                                   162                245
   Joint venture adjustments                                                  863                  -
   Adjustment for sale of operating property                                  130                  -
   Minority interests                                                       2,420              2,056
                                                                          --------------------------
Funds from operations excluding straight-line rental revenue               12,902             12,052
Straight-line rental revenue                                                2,254                594
Straight-line rental revenue from joint venture                               158                  -
                                                                          --------------------------
Funds from Operations (1)                                                 $15,314            $12,646
                                                                          ==========================

(1) We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its October 1999 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (e.g., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of the Company's actual operating activities. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income
       (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

       We have restated funds from operations for the three months ended March 31, 1999 to be in accordance with the new October, 1999 white paper standard. We have excluded the following 1999 adjustments: (i) loss on treasury lock of $557 and (ii) loss on land development option of $600.

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

Certain of our debt is subject to interest at floating rates. This floating rate debt includes (i) $160.0 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0%, (ii) $70.0 million subject to an interest rate cap of the LIBOR index rate at 8.0%, and
(iii) $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Future indebtedness may also be subject to floating rate interest. As of March 31, 2000, approximately $472.1 million of our outstanding indebtedness (including our Credit Facilities), which includes the $160.0 million described above which is effectively fixed at 8.0%, was subject to interest at floating rates. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2000. For the interest rate protection agreement, the table presents the notional amount entered into and the lock rate.

                            Interest Rate Sensitivity
                Principal (Notional) amount by Expected Maturity
                              Average Interest Rate


                                       2000      2001       2002      2003        2004      Thereafter    Total
                                    --------------------------------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS)
Assets:
   Mortgage notes receivable
     (1)                                    -         -          -         -      $87.3     $      -      $ 87.3
   Fixed interest rate                      -         -          -         -        9.64%          -

Liabilities:
   Mortgage notes payable (2):
       Fixed rate                       $17.5     $63.0      $ 33.3     $ 4.1      $ 4.4       $235.8     $358.1
       Average interest rate              9.91%     6.83%      11.24%     7.32%      7.32%        7.38%

       Variable rate                    $39.6     $76.3      $246.1     $ 0.2      $14.2       $  2.3     $378.7
       Average interest rate (3)          8.64%     7.61%       7.89%     8.38%      9.49%        8.38%

   Credit facilities (2):
     Variable rate amount               $19.0         -          -         -          -            -      $ 19.0
     Weighted-average interest rate
       (3)                                8.20%       -          -         -          -            -

   Bonds payable (2):
     Variable rate                          -         -      $ 48.2        -          -        $ 26.3     $ 74.5
     Average interest rate (3)              -         -         3.86%      -          -           4.05%

   Interest rate swap agreement (2)(3):
       Notional amount                  $ 1.6     $ 3.2      $155.2        -          -            -      $160.0
       Pay rate                           5.97%     5.97%       5.97%      -          -            -
       Fixed swap rate                    6.30%     6.30%       6.30%      -          -            -           -

   Interest rate collar agreement (2)(3):
       Notional amount                     -         -       $ 65.0        -          -            -      $ 65.0
       Pay rate                            -         -          6.04%      -          -            -
       Cap rate                            -         -          7.50%      -          -            -
       Floor rate                          -         -          3.73%      -          -            -

   Interest rate cap agreement (3):
       Notional amount                  $70.0       -           -         -          -            -       $70.0
       Cap rate                           8.00%      -           -         -          -            -

--------------------
(1) See Note 2 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1999 for additional information.

(2) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1999 for additional information.

(3) Based upon the rates in effect at March 31, 2000. The weighted-average interest rate, including the interest rate swap and collar agreements, on our mortgage notes payable, credit facilities, and bonds payable at March 31, 2000 were 7.99%, 8.20%, and 3.93%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest expense would increase by approximately $3.1 million.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits:

EXHIBIT
NUMBER   DESCRIPTION

3.1 Amendment No. 33 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 17, 2000.

3.2 Amendment No. 34 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of February 15, 2000.

3.3. Amendment No. 35 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000.

3.4 Amendment No. 36 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000.

3.5 Amendment No. 37 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 24, 2000.

10.1 Eighth Amendment to Credit Agreement, dated March 31, 2000, among Prime Group Realty, L.P., Prime Group Realty Trust, Fleet National Bank (f/k/a BankBoston, N.A.), and CIBC Inc.

12.1 Computation of ratios of earnings to combined fixed charges and preferred share distributions.

27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

None

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


Date:         May 15, 2000            /s/  Richard S. Curto



                                      -----------------
                                      Richard S. Curto
                                      President and Chief Executive
                                      Officer


Date:         May 15, 2000            /s/  William M. Karnes



                                      -----------------
                                      William M. Karnes
                                      Executive Vice President and
                                      Chief Financial Officer