Form 10-Q
period 2000-06-30
PRIME GROUP REALTY TRUST
filed 2000-08-14
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

At August 10, 2000, 15,569,924 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            PRIME GROUP REALTY TRUST
                                    FORM 10-Q

                                      INDEX

Part I:       Financial Information

Item 1.       Financial Statements (Unaudited)                             PAGE

              Consolidated Balance Sheets as of June 30, 2000 and
                December 31, 1999                                           3

              Consolidated Statements of Income for the Three Months
                 Ended June 30, 2000 and 1999                               4

              Consolidated Statements of Income for the Six Months
                Ended June 30, 2000 and 1999                                5

              Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2000 and 1999                        6

              Notes to Consolidated Financial Statements                   7-14


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15-22

Item 3.       Quantitative and Qualitative Disclosures About
                Market Risk                                                23

Part II:      Other Information

Item 1.       Legal Proceedings                                            24
Item 2.       Changes in Securities and Use of Proceeds                    24
Item 3.       Defaults Upon Senior Securities                              24
Item 4.       Submission of Matters to a Vote of Security Holders          24
Item 5.       Other Information                                            25
Item 6.       Exhibits and Reports on Form 8-K                             25

Signatures                                                                 26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2000             1999
                                                                                      -----------      -----------
     ASSETS
        Real estate, at cost:
        Land                                                                          $   178,998      $   183,295
        Building and improvements                                                         909,881          928,567
        Tenant improvements                                                                39,437           39,232
                                                                                      ----------------------------
                                                                                        1,128,316        1,151,094
        Accumulated depreciation                                                          (48,922)         (37,977)
                                                                                      ----------------------------
                                                                                        1,079,394        1,113,117
        Property under development                                                        137,839          125,724
        Property held for sale                                                             23,850               --
                                                                                      ----------------------------
                                                                                        1,241,083        1,238,841
     Mortgage note receivable                                                              89,826           82,687
     Cash and cash equivalents                                                             28,691           21,167
     Tenant receivables                                                                     7,283           11,438
     Restricted cash escrows                                                               54,302           42,140
     Deferred rent receivable                                                              13,784            9,501
     Deferred costs, net                                                                   27,830           26,901
     Other                                                                                 18,359           11,500
                                                                                      ----------------------------
     Total assets                                                                     $ 1,481,158      $ 1,444,175
                                                                                      ============================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Mortgage notes payable                                                           $   781,834      $   705,194
     Credit facilities                                                                     10,812           19,527
     Bonds payable                                                                         57,150           74,450
     Accrued interest payable                                                               2,843            3,508
     Accrued real estate taxes                                                             41,012           40,689
     Accounts payable and accrued expenses                                                 31,190           36,133
     Liabilities for leases assumed                                                         2,827            3,235
     Dividends payable                                                                      8,152            8,122
     Other                                                                                 10,811           10,909
                                                                                      ----------------------------
     Total liabilities                                                                    946,631          901,767

     Minority interests:
        Operating Partnership                                                             165,970          168,070
        Other                                                                               1,000            1,000
     Series A - Cumulative Convertible Preferred Shares, 2,000,000 shares
        designated, issued and outstanding at June 30, 2000 and December 31, 1999          39,777           39,703
     Shareholders' equity:
        Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
            Series B - Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding at June 30, 2000 and
              December 31, 1999                                                                40               40
        Common Shares, $0.01 par value; 100,000,000 shares
          authorized; 15,302,223 and 15,189,438 shares issued and outstanding
          at June 30, 2000 and December 31, 1999, respectively                                153              152
        Additional paid-in capital                                                        322,733          321,357
        Retained earnings                                                                   4,854           12,086
                                                                                      ----------------------------
     Total shareholders' equity                                                           327,780          333,635
                                                                                      ----------------------------
     Total liabilities and shareholders' equity                                       $ 1,481,158      $ 1,444,175
                                                                                      ============================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  JUNE 30
                                                                                          2000              1999
                                                                                    ------------------------------------
     REVENUE
     Rental                                                                              $  32,954        $  33,925
     Tenant reimbursements                                                                  15,616           13,484
     Other property revenues                                                                 2,429            1,822
     Mortgage note interest                                                                  2,127            1,604
     Other                                                                                   2,274            2,077
                                                                                    ------------------------------------
     Total revenue                                                                          55,400           52,912

     EXPENSES
     Property operations                                                                    11,888           10,597
     Real estate taxes                                                                      10,486            9,774
     Depreciation and amortization                                                           9,834            8,680
     Interest                                                                               14,145           11,545
     General and administrative                                                              2,339            1,757
                                                                                    ------------------------------------
     Total expenses                                                                         48,692           42,353
                                                                                    ------------------------------------
     Income before (loss) gain on sales of real estate, minority
        interests and extraordinary item                                                     6,708           10,559
     (Loss) gain on sales of real estate, net                                               (3,781)           4,357
                                                                                    ------------------------------------
     Income before minority interests and extraordinary item                                 2,927           14,916
     Minority interests                                                                         47           (4,861)
                                                                                    ------------------------------------
     Income before extraordinary item                                                        2,974           10,055
     Extraordinary loss on extinguishment of debt, net of minority interests
        of $296                                                                               (408)               -
                                                                                    ------------------------------------
     Net income                                                                              2,566           10,055
     Net income allocated to preferred shareholders                                         (3,037)          (3,030)
                                                                                    ------------------------------------
     Net (loss) income available to common shareholders                                  $    (471)       $   7,025
                                                                                    ====================================

     Basic and diluted earnings available to common shares per weighted-average common share:
     Income before (loss) gain on sales of real estate and extraordinary
        items                                                                            $    0.14        $    0.29
     (Loss) gain on sales of real estate, net of minority interests                          (0.14)            0.17
     Extraordinary loss on extinguishment of debt, net of minority interests                 (0.03)              -
                                                                                    ------------------------------------
     Net (loss) income available per weighted-average common share of
        beneficial interest                                                              $   (0.03)       $    0.46
                                                                                    ====================================


                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                          2000              1999
                                                                                    ------------------------------------
     REVENUE
     Rental                                                                              $  66,808        $  66,746
     Tenant reimbursements                                                                  32,088           26,385
     Other property revenues                                                                 4,642            3,588
     Mortgage note interest                                                                  4,138            3,110
     Other                                                                                   3,199            2,162
                                                                                    ------------------------------------
     Total revenue                                                                         110,875          101,991

     EXPENSES
     Property operations                                                                    24,698           21,247
     Real estate taxes                                                                      20,875           19,149
     Depreciation and amortization                                                          19,066           16,638
     Interest                                                                               27,131           21,923
     Loss on land development option                                                             -              600
     General and administrative                                                              4,603            3,807
                                                                                    ------------------------------------
     Total expenses                                                                         96,373           83,364
                                                                                    ------------------------------------
     Income before (loss) gain on sales of real estate, minority interests and
        extraordinary item                                                                  14,502           18,627
     (Loss) gain on sales of real estate, net                                               (2,585)           4,357
                                                                                    ------------------------------------
     Income before minority interests and extraordinary item
                                                                                            11,917           22,984
     Minority interests                                                                     (2,373)          (6,917)
                                                                                    ------------------------------------
     Income before extraordinary item                                                        9,544           16,067
     Extraordinary loss on extinguishment of debt, net of minority interests
        of $296                                                                               (408)               -
                                                                                    ------------------------------------
     Net income                                                                              9,136           16,067
     Net income allocated to preferred shareholders                                         (6,074)          (6,030)
                                                                                    ------------------------------------
     Net income available to common shareholders                                         $   3,062        $  10,037
                                                                                    ====================================

     Basic and diluted earnings available to common shares per weighted-average common share:
     Income before (loss) gain on sales of real estate and extraordinary
        items                                                                            $    0.33        $    0.49
     (Loss) gain on sales of real estate, net of minority interests                          (0.10)            0.17
     Extraordinary loss on extinguishment of debt, net of minority interests                 (0.03)               -
                                                                                    ------------------------------------
     Net income available per weighted-average common share of beneficial
        interest                                                                         $    0.20        $    0.66
                                                                                    ====================================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                          2000              1999
                                                                                    ------------------------------------
     OPERATING ACTIVITIES
     Net income                                                                           $   9,136        $  16,067
     Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of costs for leases assumed (included in rental revenue)                 416              491
          Interest income and development fees added to mortgage note
            receivable principal                                                             (1,553)          (1,788)
          Net equity in loss of unconsolidated investments                                      899              390
          Depreciation and amortization                                                      19,066           16,638
          Net gain on treasury lock terminations                                                  -             (615)
          Loss on land development option                                                         -              600
          Loss (gain) on sales of real estate, net                                            2,585           (4,357)
          Minority interests                                                                  2,373            6,917
          Extraordinary item, net of minority interests                                         408                -
          Changes in operating assets and liabilities:
            Decrease (increase) in tenant receivables                                         4,147           (4,029)
            Increase in deferred rent receivable                                             (4,438)          (1,208)
            (Increase) decrease in other assets                                              (2,350)           3,596
            (Decrease) increase in accrued interest payable                                    (665)             938
            Increase in accrued real estate taxes                                               323           11,557
            Decrease in accounts payable and accrued expenses                                (6,513)          (6,213)
            Decrease in liabilities for leases assumed                                         (672)            (598)
            Decrease in other liabilities                                                      (288)            (773)
                                                                                    ------------------------------------
     Net cash provided by operating activities                                               22,874           37,613

     INVESTING ACTIVITIES
     Expenditures for real estate and equipment                                             (58,945)        (176,801)
     Proceeds from sales of real estate                                                      44,925           13,191
     Leasing costs                                                                           (3,249)          (2,364)
     Additional advances on mortgage note receivable                                         (5,586)          (7,695)
     (Increase) decrease in restricted cash escrows                                         (12,162)          13,466
     Option deposits                                                                              -          (10,000)
     Net (loans to) repayments from services company                                         (4,643)           1,327
                                                                                    ------------------------------------
     Net cash used in investing activities                                                  (39,660)        (168,876)

     FINANCING ACTIVITIES
     Financing costs                                                                         (2,654)          (2,878)
     Deposits recovered on treasury lock agreements                                               -           15,256
     Proceeds from mortgage notes payable                                                    99,273           96,000
     Net (repayments of) proceeds from credit facilities                                     (8,715)          20,637
     Repayment of mortgage notes and bonds payable                                          (39,933)          (2,839)
     Distributions to minority interest - Operating Partnership                              (7,396)          (6,971)
     Series A - preferred shares transaction fee                                                  -             (400)
     Dividends paid to Series B-Preferred shareholders                                       (4,500)          (4,500)
     Dividends paid to Series A-Preferred shareholders                                       (1,500)          (1,480)
     Dividends paid to common shareholders                                                  (10,265)         (10,204)
                                                                                    ------------------------------------
     Net cash provided by financing activities                                               24,310          102,621
                                                                                    ------------------------------------
     Net increase (decrease) in cash and cash equivalents                                     7,524          (28,642)
     Cash and cash equivalents at beginning of period                                        21,167           46,500
                                                                                    ------------------------------------
     Cash and cash equivalents at end of period                                           $  28,691        $  17,858
                                                                                    ====================================

                 See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 24, 2000 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.   FORMATION AND ORGANIZATION OF THE COMPANY

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and owns all of the preferred units and 58.0% and 58.4% of the common units of the Operating Partnership issued and outstanding at June 30, 2000 and December 31, 1999, respectively. Each common unit and preferred unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

5.   RECENT DEVELOPMENTS

During the period from January 1, 2000 through June 30, 2000, the Company acquired and sold the following office and industrial properties, parcels of land, a parking facility and its one retail center (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms.):


                                                               NET       ACQUISITION
                                                             RENTABLE    COST/SALES       MORTGAGE        MONTH
                                                              SQUARE      PRICE (IN       DEBT (IN      ACQUIRED/
              PROPERTY                LOCATION                FEET        MILLIONS)       MILLIONS)       SOLD
 ----------------------------------------------------------------------------------------------------------------
 ACQUIRED
 Office:
   Enterprise Center II (1)        Westchester, IL              62,559        $  9.1        $  5.5         January
   7100 Madison                    Willowbrook, IL              51,160           5.4           3.9          April

 Industrial:
   6700 Touhy Avenue               Niles, IL                   120,000           5.0           3.0          March
   555 Kirk Road (2)               St. Charles, IL              62,400           2.6           1.6           April
   1543 Abbott Drive (2)           Wheeling, IL                 43,930           1.4            .8           April
                                                         --------------------------------------------
                                                               340,049        $ 23.5        $ 14.8
                                                         ============================================
 Land:
    Libertyville Office II         Libertyville, IL          7.5 Acres        $  1.2        $   -          January
    Carol Stream (3)               Carol Stream, IL         29.6 Acres           3.8            -           March
    Aurora (5)                     Aurora, IL                6.1 Acres           0.5            -            June
                                                         --------------------------------------------
                                                            43.2 Acres        $  5.5        $   -
                                                         ============================================
 DEVELOPMENTS PLACED IN SERVICE:
 Office:
    Pine Meadows Center - Bldg. C  Libertyville, IL             22,685        $  2.2        $  1.5           May
 Industrial:
    2000 USG Drive                 Libertyville, IL            242,200           8.3           4.8          April
                                                         --------------------------------------------
                                                               264,885        $ 10.5        $  6.3
                                                         ============================================
 SOLD
 Office:
    201 4th Avenue North (6)       Nashville, TN               250,566                                      April
    625 Gay Street (6)             Knoxville, TN                91,426                                      April
    4823 Old Kingston
      Pike (6)                     Knoxville, TN                34,638                                      April
    398 Unit Parking Facility (6)  Knoxville, TN                     -                                      April
                                                         --------------------------------------------
                                                               376,630        $ 20.2        $ 17.3
 Industrial:
    2160 McGaw Road (7)            Obetz, OH                   310,100                                       June
    4849 Groveport Road (7)        Obetz, OH                   132,100                                       June
    2400 McGaw Road (7)            Obetz, OH                    86,400                                       June
    5160 Blazer Memorial
      Parkway (7)                  Dublin, OH                   85,962                                       June
    4411 Marketing Place (7)       Columbus, OH                 65,804                                       June
    600 London Road (7)            Delaware, OH                 52,441                                       June
                                                         --------------------------------------------
                                                               732,807          16.8           7.6
                                                         ============================================
                                                             1,109,437        $ 37.0        $ 24.9
                                                         ============================================
 Land:
    Carol Stream Land (4)          Carol Stream, IL         46.1 Acres        $  7.4        $  -            March
    475 Superior Avenue (8)        Munster, IN               9.6 Acres           0.8           0.7           June
                                                         --------------------------------------------
                                                            55.7 Acres        $  8.2        $  0.7
                                                         ============================================
 Retail Center:
    371-385 Gary Avenue (9)        Carol Stream, IL             11,276        $  1.1        $  -            March
                                                         ============================================

(1) Acquisition cost includes cash paid at closing, the proceeds of a mortgage note payable plus prorations and accrued real estate taxes.

(2)  Both properties secure a mortgage debt in the amount of $2.4 million.

(3) This parcel was acquired from a minority interest common unit holder of the Operating Partnership for a total purchase price of $3.8 million in common units.

(4) The Company sold this land for a total sales price of $7.4 million, resulting in a gain of $1.3 million.

(5) The Company has contracts that require it to purchase an additional 101.8 acres over a remaining two to four year period. Certain minimum Installment payments are required; however, the timing of purchases is at the Company's discretion. These purchases are a part of these contracts. In conjunction with this purchase, the Company paid off a $0.6 million mortgage loan funded upon acquisition of 7.5 acres in November 1999.

(6) These properties were sold in a single transaction with a total sales price of $20.2 million, resulting in a loss of approximately $4.4 million. A portion of the proceeds were used to pay off $17.3 million of tax-exempt bonds.

(7) These properties were sold in a single transaction with a total sales price of $16.8 million, resulting in a gain of approximately $0.1 million. The proceeds were used to pay off a $7.6 million line of credit and $9.2 million was deposited into an escrow as collateral for existing tax-exempt bonds.

(8) The Company sold a parcel of land adjacent to one of its industrial facility for $0.8 million, resulting in a gain of $0.6 million.

(9) The Company sold this property for $1.1 million, resulting in a loss of $0.1 million.

On February 23, 2000, the Company borrowed $30.0 million collateralized by a pledge of ownership interests of the owner of the property known as IBM Plaza in Chicago, Illinois. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

On March 20, 2000, the Company entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement is capped at a LIBOR index rate of 8.0%.

On June 1, 2000, the Company entered into a loan modification agreement on the $24.0 million loan collateralized by 300 West Monroe Street property in Chicago, Illinois, extending the maturity date to May 1, 2001 and requiring monthly $1,000,000 escrow payments as additional security for the loan. Other loan terms remained substantially unchanged.

On April 21, 2000, the Company paid off the $7.1 million construction loan collateralized by Pine Meadows Center - Building D, in Libertyville, Illinois, with the proceeds of a $11.5 million mortgage loan collateralized by the property. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

On May 17, 2000, the Company borrowed $7.6 million collateralized by the property known as Enterprise Office I in Westchester, Illinois. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

On June 12, 2000, the Company entered into a contract to sell an office property located at 122 South Michigan Avenue in Chicago, Illinois. This transaction is anticipated to close in the third quarter of 2000. This property has been classified as held for sale.

On June 13, 2000, the Company opened a construction loan, with a total loan commitment of $6.0 million, for a development project located at 1455 Seqouia Drive in Aurora, Illinois. As of June 30, 2000, $2.0 million had been drawn on the loan. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

On June 30, 2000, the Company borrowed $7.4 million, collateralized by properties known as 1990/2010 Algonquin Road in Schaumburg, Illinois. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

On June 30, 2000, the Company borrowed $20.0 million collateralized by a 49% pledge of ownership interest in the entity which owns a property known as National City Center in Chicago, Illinois. The loan may be subject to partial acceleration, if additional collateral is not in place by August 29, 2000. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.

The Company has received $290.0 million in construction financing commitments for a 1,515,000 square foot office building development project in Chicago, Illinois known as Dearborn Center. Zoning approval for the development was received on June 7, 2000. Dearborn Center is approximately 50 percent leased with an anticipated completion date in the third quarter of 2002. As a result of obtaining the financing commitment and zoning approval, the Company recorded

$0.9 million representing its share of the leasing commission earned in the quarter ended June 30, 2000 related to a lease signed in the quarter ended March 31, 2000. This leasing commission was funded on August 1, 2000.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and six months ended June 30, 2000 and 1999:


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30                            JUNE 30
                                                          ---------------------------------------------------------------
                                                              2000             1999             2000              1999
                                                          ---------------------------------------------------------------
Numerator:
   Income before (loss) gain on sales of real estate,
      minority interests, extraordinary items and
      preferred distributions                               $  6,708         $ 10,559          $ 14,502         $ 18,627
   Minority interests                                         (1,535)          (3,083)           (3,428)          (5,139)
   Net income allocated to preferred distributions            (3,037)          (3,030)           (6,074)          (6,030)
                                                          ---------------------------------------------------------------
   Income before (loss) gain on sales of real
     estate and extraordinary items                            2,136            4,446             5,000            7,458
   (Loss) gain on sales of real estate, net of
     minority interests                                       (2,199)           2,579            (1,530)           2,579
Extraordinary loss on extinguishment of
   debt, net of minority interests                              (408)               -              (408)               -
                                                          ---------------------------------------------------------------
Numerator for earnings per share - (loss)
   income available to common shares                        $   (471)        $  7,025          $  3,062         $ 10,037
                                                          ================================================================

Denominator:
   Denominator for basic earnings per
     share-weighted-average common shares                 15,286,478       15,135,727        15,250,995       15,133,788
Effect of dilutive securities:
   Employee stock options                                    143,889           73,237            86,802           37,749
   Employee stock grants                                           -                -            19,981                -
                                                          ---------------------------------------------------------------
Denominator for diluted earnings per share
   - adjusted weighted-average common
   shares and assumed conversions                         15,430,367       15,208,964        15,357,778       15,171,537
                                                          ================================================================

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON
   SHARES PER WEIGHTED-AVERAGE COMMON SHARE
Income before (loss) gain on sales of real estate
   and extraordinary items                                 $   0.14         $   0.29          $   0.33         $   0.49
(Loss) gain on sales of real estate, net of
   minority interests                                         (0.14)            0.17             (0.10)            0.17
Extraordinary loss on extinguishment of
   debt, net of minority interest                             (0.03)            -                (0.03)            -
                                                         ---------------------------------------------------------------
Net (loss) income available per
   weighted-average common share of
   beneficial interest                                     $  (0.03)        $   0.46          $   0.20         $   0.66
                                                          ================================================================


Options to purchase 1,216,166 and 1,218,666 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months and six months ended June 30, 2000, respectively, because the effect would be antidilutive.

The Company had 11,086,705 and 10,529,839 weighted-average common units outstanding during the three months ended June 30, 2000 and 1999, respectively, of which 9,503,155 and 9,395,090, respectively, may be exchanged (on a one for one basis) for common shares or, at the option of the Company, for cash equivalent to the value of such common shares. The Company had 10,967,508 and 10,428,678 weighted average common units outstanding during the six months ended June 30, 2000 and 1999, respectively, of which 9,422,575 and 9,391,480, respectively, may be exchanged (on a one for one basis) for common shares or, at the option of the Company, for cash equivalent to the value of such common shares. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A preferred shares issued and outstanding during the three months and six months ended June 30, 2000 and 1999 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

7.   SEGMENT REPORTING

The following summarizes the Company's historical segment operating results for the three and six months ended June 30, 2000 and 1999 (Amounts in thousands):

                                                               Three months ended June 30, 2000
                                               ------------------------------------------------------------------
                                                                                   Corporate/
                                                                                    Operating
                                                 Office          Industrial        Partnership          Total
                                               ------------------------------------------------------------------
Total revenue                                    $   47,441       $   5,912         $   2,047        $   55,400
Total expenses                                      (27,525)         (4,683)          (16,484)          (48,692)
(Loss) gain on sales of real estate,
   net                                               (4,448)            719               (52)           (3,781)
                                               ------------------------------------------------------------------
Income (loss) before minority
   interests and extraordinary items                 15,468           1,948           (14,489)            2,927
FFO adjustments:
   Real estate depreciation and
     amortization                                     6,661           1,834                 -             8,495
   Straight-line rental revenue                      (2,160)           (172)                -            (2,332)
   Straight-line rental revenue from
     joint venture                                     (158)              -                 -              (158)
   Amortization of costs for leases
     assumed                                            255               -                 -               255
   Joint venture adjustments                            862               -                 -               862
   Adjustments for sale of operating
     property                                         4,448            (110)                -             4,338
   Net income allocated to preferred
     shareholders                                         -               -            (3,037)           (3,037)
                                               ------------------------------------------------------------------
Funds from operations excluding
     straight-line rental revenue                    25,376           3,500           (17,526)           11,350
   Straight-line rental revenue                       2,160             172                 -             2,332
   Straight-line rental revenue from
     joint venture                                      158               -                 -               158
                                               ------------------------------------------------------------------
Funds from operations including
     straight-line rental revenue                $   27,694       $   3,672         $ (17,526)       $   13,840
                                               ==================================================================

                                                               Three months ended June 30, 1999
                                               ------------------------------------------------------------------
                                                                                   Corporate/
                                                                                    Operating
                                                 Office          Industrial        Partnership          Total
                                               ------------------------------------------------------------------
Total revenue                                      $  42,932        $  7,946          $  2,034           $ 52,912
Total expenses                                       (24,640)         (4,783)          (12,930)           (42,353)
Gain on sales of real estate, net                      4,357               -                 -              4,357
                                               ------------------------------------------------------------------
Income (loss) before minority interests               22,649           3,163           (10,896)            14,916
FFO adjustments:
   Real estate depreciation and amortization           6,225           1,863                 -              8,088
   Straight-line rental revenue                         (559)            (55)                -               (614)
   Amortization of costs for leases assumed              246               -                 -                246
   Adjustment for sale of operating property          (4,357)              -                 -             (4,357)
   Net income allocated to preferred
     shareholders                                          -               -            (3,030)            (3,030)
                                               ------------------------------------------------------------------
   Funds from operations excluding
     straight-line rental revenue                     24,204           4,971           (13,926)            15,249
   Straight-line rental revenue                          559              55                 -                614
                                               ==================================================================
Funds from operations, including
   straight-line rental revenue (1)                $  24,763        $  5,026          $(13,926)         $  15,863
                                               ==================================================================

                                                                 Six months ended June 30, 2000
                                               ------------------------------------------------------------------
                                                                                   Corporate/
                                                                                    Operating
                                                 Office          Industrial        Partnership          Total
                                               ------------------------------------------------------------------
Total revenue                                     $  96,184        $ 11,616          $  3,075         $ 110,875
Total expenses                                      (55,979)         (8,660)          (31,734)          (96,373)
(Loss) gain on sales of real estate,
   net                                               (4,578)            719             1,274            (2,585)
                                               ------------------------------------------------------------------
Income (loss) before minority
   interests and extraordinary items                 35,627           3,675           (27,385)           11,917
FFO adjustments:
   Real estate depreciation and
     amortization                                    13,390           3,311                 -            16,701
   Straight-line rental revenue                      (4,139)           (447)                -            (4,586)
   Straight-line rental revenue from
     joint venture                                     (316)              -                 -              (316)
   Amortization of costs for leases
     assumed                                            417               -                 -               417
   Joint venture adjustments                          1,725               -                 -             1,725
   Adjustments for sale of operating
     property                                         4,578            (110)                -             4,468
   Net income allocated to preferred
     shareholders                                         -               -            (6,074)           (6,074)
                                               ------------------------------------------------------------------
Funds from operations excluding
     straight-line rental revenue                    51,282           6,429           (33,459)           24,252
   Straight-line rental revenue                       4,139             447                 -             4,586
   Straight-line rental revenue from
     joint venture                                      316               -                 -               316
                                               ------------------------------------------------------------------
Funds from operations including
     straight-line rental revenue                 $  55,737        $  6,876          $(33,459)        $  29,154
                                               ==================================================================

                                                                 Six months ended June 30, 1999
                                               ------------------------------------------------------------------
                                                                                   Corporate/
                                                                                    Operating
                                                 Office          Industrial        Partnership          Total
                                               ------------------------------------------------------------------
Total revenue                                     $  85,237        $ 14,622          $  2,132         $ 101,991
Total expenses                                      (48,372)         (8,662)          (26,330)          (83,364)
Gain on sales of real estate, net                     4,357               -                 -             4,357
                                               ------------------------------------------------------------------
Income (loss) before minority interests              41,222           5,960           (24,198)           22,984
FFO adjustments:
   Real estate depreciation and amortization         11,998           3,423                 -            15,421
   Straight-line rental revenue                      (1,074)           (134)                -            (1,208)
   Amortization of costs for leases assumed             491               -                 -               491
   Adjustments for sale of operating
      properties                                     (4,357)              -                 -            (4,357)
   Net income allocated to preferred
     shareholders                                         -               -            (6,030)           (6,030)
                                               ------------------------------------------------------------------
   Funds from operations excluding
     straight-line rental revenue                    48,280           9,249           (30,228)           27,301
   Straight-line rental revenue                       1,074             134                 -             1,208
                                               ------------------------------------------------------------------
Funds from operations, including
   straight-line rental revenue (1)               $  49,354        $  9,383          $(30,228)        $  28,509
                                               ==================================================================

(1) The Company has restated funds from operations for the three and six months ended June 30, 1999 to be in compliance with the National Association of Real Estate Investment Trusts' ("NAREIT") revised October, 1999 standard funds from operations, which became effective January 1, 2000 (See "Funds from Operations"). Accordingly, for the three months ended June 30, 1999, the Company has excluded the previously included adjustment for gain on treasury lock termination of $1,172. For the six months ended June 30, 1999, the Company has excluded the following previously included adjustments: (i) net gain on treasury lock termination of $615 and (ii) loss on land development option of $600.

The following summarizes the Company's segment assets and activity as of June 30, 2000 and December 31, 1999 and for the six months ended June 30, 2000 and 1999:


                                                               June 30,            December 31,
                                                                2000                    1999
                                                             -----------------------------------
Segment assets:
   Office                                                      $1,210,684           $1,225,270
   Industrial                                                     156,144              149,158
   Corporate/operating partnership                                114,330               69,747
                                                             -----------------------------------
Total consolidated assets                                      $1,481,158           $1,444,175
                                                             ===================================


                                                                          Six months
                                                                        ended June 30,
                                                                  2000                 1999
                                                             -----------------------------------
Expenditures for real estate:
   Office                                                       $27,540             $  161,965
   Industrial                                                    22,899                 10,133
   Corporate/operating partnership (includes
     property under development)                                  8,506                  4,703
                                                             -----------------------------------
Total expenditures for real estate                              $58,945             $  176,801
                                                             ===================================

8.   PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 1999, the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1999 and five properties acquired in the first six months of 2000) with cash and debt proceeds, and sold 11 properties and a 50% interest in a property in 1999 and sold 11 properties in the first six months of 2000. The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                                           Six months ended
                                                                               June 30,
                                                                        2000             1999
                                                                  --------------------------------
Total revenue (in thousands)                                        $108,037          $105,918
                                                                  ================================
Net income available to common shareholders (in thousands)          $  5,142          $  7,870
                                                                  ================================
Earnings per diluted common share                                   $   0.33          $   0.52
                                                                  ================================

9.   SUBSEQUENT EVENTS

On July 12, 2000, the Company refinanced the $20.0 million loan collaterized by a pledge of the first mortgage loan held by the Company and secured by the property known as 180 North LaSalle Street in Chicago, Illinois. The loan commitment totaled $64.0 million, of which $52.0 million was initially disbursed. A portion of the proceeds was used to repay the original $20.0 million loan, and $20.3 million was deposited into various escrow accounts to pay for future capital expenditures, tenant improvements and lease commissions. Also, on July 12, 2000, the Company entered into an interest rate cap agreement for the full term of the loan based upon a LIBOR rate of 7.25%.

On July 19, 2000, the Company paid off its remaining credit facility of $10.8 million.

On August 1, 2000, the Company placed an industrial property previously under development in service. This property contains 161,000 net rentable square feet and is located at 1455 Sequoia Drive in Aurora, Illinois.

On August 1, 2000, pursuant to an option granted on December 16, 1997, as amended, the Company acquired the existing $85,000,000 second mortgage loan encumbering the property commonly known as 180 North LaSalle Street in Chicago, Illinois, for $2,000,000 in cash. The Company also received back and cancelled $700,000 worth of common units of the Operating Partnership (45,287 common units), which were previously issued pursuant to the option resulting in a net consideration of $1,300,000 paid for the second mortgage loan.

On August 8, 2000, an affiliate of a board member exchanged 927,100 general partner minority interest common units of the Operating Partnership for 927,100 limited partner minority interest common units. These limited partner minority interest common units are exchangeable, after a one-year lock-up period, on a one-for-one basis, for common shares in the Company. In connection with the modification, the tax indemnification agreement with the affiliate was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10 year term of the tax indemnification agreement, effective retroactively from the Company's initial public offering. In addition, the affiliate's Put Option Agreement allowing the affiliate to put portions of the general partner common units to the Operating Partnership was terminated.

On August 10, 2000, the Company entered into a modification agreement related to the letters of credit, which credit enhance the Industrial Development Revenue Bonds. Such modification, among other things, provides, effectively, for the acceleration of the related maturity date from February 2002 to April 2001 and requires a mortgage of the 475 Superior Avenue property as additional collateral.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 28 office properties containing an aggregate of approximately 8.6 million net rentable square feet and 37 industrial properties containing an aggregate of approximately 3.1 million net rentable square feet. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet. The above properties are located primarily in the Chicago metropolitan area. We also own approximately 218.9 acres of developable land and rights to acquire more than 159.3 additional acres of developable land which management believes could be developed with approximately
4.3 million rentable square feet of additional office space and 6.0 million square feet of additional industrial space.

In terms of net rentable square feet, approximately 89% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 88.9% of our total rental and tenant reimbursement revenue for the six months ended June 30, 2000. Our remaining office properties are located in Cleveland, Ohio; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, borrowings under credit facilities, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements, property sales, the issuance and sale of debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2000.

Among the facts about which we have made assumptions are the following:

- future economic conditions which may impact the demand for office space and tenant ability to pay rent, either at current or increased levels;

-    prevailing interest rates;

-    the effect of any inflation on operating expenses;

-    our ability to reduce various expenses; and

- our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders.

In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

In analyzing the operating results for the quarter ended June 30, 2000, the changes in rental and tenant reimbursements income, property operating expenses, real estate taxes, and depreciation and amortization from 1999 are due principally to the addition of a full three months of operating results for five properties acquired and two properties placed in service in 1999 after the second quarter, two properties acquired in the first quarter of 2000, and the additions of a partial quarter's worth of operating results for the three properties acquired and two properties placed in service in the second quarter of 2000 (collectively, the "Additional Properties for Three Months"). These additions are offset by decreases principally due to the sale of eleven properties in 1999 after the second quarter, the sale of a 50% interest in one property in the third quarter of 1999 (the property was included in operating results for the quarter ended June 30, 1999, but is accounted for on the equity method of accounting in 2000), the sale of one property in the first quarter of 2000, and only a partial quarter's worth of operating results for ten properties that were sold in the second quarter of 2000 (collectively, the "Sold Properties for Three Months").

For the three months ended June 30, 2000, rental revenue decreased $1.0 million, or 2.9%, to $33.0 million, tenant reimbursement income increased $2.1 million, or 15.8%, to $15.6 million, other property revenues increased $0.6 million, or 33.3%, to $2.4 million, other income increased $0.2 million or 9.5%, to $2.3 million, property operating expenses increased $1.3 million or 12.2% to $11.9 million, real estate tax expense increased $0.7 million or 7.3% to $10.5 million and depreciation and amortization increased $1.2 million, or 13.3%, to $9.8 million as compared to the three months ended June 30, 1999. The Additional Properties for Three Months resulted in increased rental income of $8.4 million, tenant reimbursements income of $5.1 million, other property revenue of $0.9 million, property operating expenses of $2.8 million, real estate tax expense of $3.1 million, and depreciation and amortization of $2.7 million for the three months ended June 30, 2000. The Sold Properties for Three Months resulted in decreased rental income of $8.6 million, tenant reimbursements income of $4.0 million, property operating expenses of $1.8 million, real estate tax expense of $2.6 million, and depreciation and amortization of $2.1 million for the three months ended June 30, 2000. For properties held for the full second quarter in both 2000 and 1999, rental revenue decreased $0.8 million, primarily due to less revenue from lease terminations in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Tenant reimbursements income increased $1.0 million, other property revenues decreased $0.3 million, property operating expenses increased $0.3 million, real estate taxes increased $0.2 million, and depreciation and amortization increased $0.6 million, primarily as a result of increased occupancy at these properties.

Mortgage note interest income increased $0.5 million, or 32.6%, to $2.1 million for the three months ended June 30, 2000, as compared to the same period in 1999, due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle in Chicago, Illinois.

Interest expense increased $2.6 million, or 22.5%, to $14.1 million during the three months ended June 30, 2000. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 2000 and

1999 and the impact of increases in market interest rates on our variable rate debt.

General and administrative expense increased $0.6 million, or 33.1%, to $2.3 million during the three months ended June 30, 2000, representing the expenses associated with the growth of the Company.

For the three months ended June 30, 2000, the net loss on sales of certain real estate was $3.8 million, as described in "Recent Developments." For the three months ended June 30, 1999, the gain on sales of real estate was $4.4 million.

Income allocated to minority interests decreased $4.9 million, or 101.0%, to a loss of $47,000 for the three months ended June 30, 2000 due to a decrease in income before minority interests and extraordinary item of $12.0 million, or 80.4%, to $2.9 million. The decrease in income before minority interests and extraordinary item is due to the results of sales of real estate and to the Additional Properties for three months and Sold Properties for three months and the effects they had on revenue and expenses, as described above.

The extraordinary loss on extinguishment of debt, net minority interest, increased $0.4 million for the three months ended June 30, 2000, due to the write-off of unamortized deferred financing fees related to mortgage debt repaid upon the sale of certain properties.

Net income decreased $7.5 million, or 74.5%, to $2.6 million for the three months ended June 30, 2000 due to the changes in revenue, expenses, gain (loss) on sales of real estate, minority interests, and extraordinary loss on extinguishment of debt described above associated with acquisitions, dispositions, and new leasing and releasing of tenant space.

RESULTS OF OPERATIONS: COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

In analyzing the operating results for the quarter ended June 30, 2000, the changes in rental and tenant reimbursements income, property operating expenses, real estate taxes, and depreciation and amortization from 1999 are due principally to the addition of a full six months of operating results for three properties acquired in the first quarter of 1999, five properties acquired and two properties placed in service in 1999 after the second quarter, and the addition of a partial six-month's worth of operating results for two properties acquired in the first quarter of 2000 and three properties acquired and two properties placed in service in the second quarter of 2000 (collectively, the "Additional Properties for Six Months"). These additions are offset by decreases principally due to the sale of eleven properties in 1999 after the second quarter, the sale of a 50% interest in one property in the third quarter of 1999 (the property was included in operating results for the six months ended June 30, 1999, but is accounted for on the equity method of accounting in 2000), and only a partial six-month's worth of operating results for one property sold in the first quarter of 2000 and ten properties sold in the second quarter of 2000 (collectively, the "Sold Properties for Six Months").

For the six months ended June 30, 2000, rental revenue increased $0.1 million, or 0.1%, to $66.8 million, tenant reimbursement income increased $5.7 million, or 21.6%, to $32.1 million, other property revenue increased $1.1 million, or 29.4%, to $4.6 million, other income increased $1.0 million or 48.0%, to $3.2 million, property operating expenses increased $3.5 million or 16.2% to $24.7 million, real estate tax expense increased $1.7 million or 9.0% to $20.9 million and depreciation and amortization increased $2.4 million, or 14.6%, to $19.1 million as compared to the six months ended June 30, 1999. The Additional Properties for Six Months resulted in increased rental income of $19.6 million, tenant reimbursements income of $11.6 million, other property revenue of $1.3 million, property operating expenses of $6.9 million, real estate tax expense of $6.9 million, and depreciation and amortization of $6.0 million for the six months ended June 30, 2000. The Sold Properties for Six Months resulted in decreased rental income of $15.8 million, tenant reimbursements income of $7.4 million, other property revenue of $0.2 million, property operating expenses of $3.4 million, real estate tax expense of $5.0 million, and depreciation and amortization of $4.7 million for the six months ended June 30, 2000. For properties held for a full six months in both 2000 and 1999, rental revenue decreased $3.7 million, primarily due to less revenue from lease terminations in the first six months of 2000 as compared to the first six months of 1999. Tenant reimbursements income increased $1.5 million, real estate taxes decreased $0.2 million, and depreciation and amortization increased $1.1 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

Mortgage note interest income increased $1.0 million, or 33.1%, to $4.1 million for the six months ended June 30, 2000, as compared to the same period in 1999, due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle in Chicago, Illinois.

Interest expense increased $5.2 million, or 23.8%, to $27.1 million during the six months ended June 30, 2000. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 2000 and 1999 and the impact of increases in market interest rates on our variable rate debt.

General and administrative expense increased $0.8 million, or 20.9%, to $4.6 million during the six months ended June 30, 2000, representing the expenses associated with the growth of the Company.

For the six months ended June 30, 2000, the net loss on sales of certain real estate was $2.6 million, as described in "Recent Developments." For the six months ended June 30, 1999, the gain on sales of real estate was $4.4 million.

Income allocated to minority interests decreased $4.5 million, or 65.7%, to $2.4 million for the six months ended June 30, 2000 due to a decrease in income before minority interests and extraordinary item of $11.1 million, or 48.2%, to $11.9 million. The decrease in income before minority interests and extraordinary item is due to the results of sales of real estate and to the Additional Properties for Six Months and Sold Properties for Six Months and the effects they had on revenue and expenses, as described above.

The extraordinary loss on extinguishment of debt, net of minority interest, increased $0.4 million for the six months ended June 30, 2000, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the sale of certain properties.

Net income decreased $6.9 million, or 43.1%, to $9.1 million for the six months ended June 30, 2000 due to the changes in revenue, expenses, gain (loss) on sales of real estate, minority interests, and extraordinary loss on the extinguishment of debt described above associated with acquisitions, dispositions, and new leasing and releasing of tenant space.

HISTORICAL CASH FLOWS

We had net cash provided by operating activities of $22.9 million and $37.6 million for the six months ended June 30, 2000 and 1999, respectively. The $14.7 million decrease is primarily due to a $6.9 million decrease in net income, a $2.4 million increase in depreciation and amortization expense, a $6.9 million decrease in gain on sales of real estate, a $0.5 million increase in net equity in loss of unconsolidated investments, a $8.2 million decrease in tenant receivables, a $0.3 million increase in accounts payable and accrued expenses, a $0.2 million decrease in interest income and development fees added to the mortgage note receivable principal and a $0.4 million extraordinary item offset by a $4.5 million decrease in income allocated to minority interests, a $0.6 million decrease in loss on treasury lock termination, a $0.6 million decrease in loss on land development option, a $3.2 million increase in deferred rent receivable, $6.1 million increase in other assets, a $1.6 million decrease in accrued interest, a $11.2 million decrease in accrued real estate taxes, and a $0.5 million decrease in other liabilities.

We had net cash used in investing activities of $39.7 million and $168.9 million for the six months ended June 30, 2000 and 1999, respectively. The $129.2 million decrease in net cash used in investing activities from the six months ended June 30, 1999 through the six months ended June 30, 2000 was primarily due to a a $10.0 million decrease in option deposits, a $2.1 million decrease in advances on the mortgage note receivable and a $117.9 million decrease in expenditures for real estate and equipment, principally related to property acquisitions and development, offset by a $31.7 million increase in proceeds from the sales of real estate, a $25.6 million increase in restricted cash escrows, a $6.0 million increase in loans to the services company and a $0.9 increase in leasing costs.

We had net cash provided by financing activities of $24.3 million and $102.6 million for the six months ended June 30, 2000 and 1999, respectively. The $78.3 million decrease in net cash provided by financing activities was due to a $0.2 million increase in financing costs, a $15.3 million decrease in deposits recovered on treasury lock agreements, a $37.1 million increase in the repayment of mortgage notes payable, $3.3 million increase in proceeds from mortgage notes payable, offset by a $29.4 million decrease in net proceeds from the credit facilities, and a $0.1 million increase in distributions to preferred shareholders, common shareholders and minority interests.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% of our taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We have established annual distribution rates as follows:
$1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A Preferred Share and 9% per annum ($2.25 per share) for each Series B Preferred Share.

     CREDIT FACILITIES. Our credit facilities were provided by various financial institutions, and were collateralized by first mortgages on certain properties owned by the operating partnership. On June 27, 2000, the Company paid off one credit facility totaling $7.6 million and replaced the collateral for the remaining tax-exempt bond issue with a cash escrow deposit of $9.2 million. At June 30, 2000, $10.8 million was drawn on the remaining credit facility, which was paid off on July 19, 2000. We currently have no credit facilities outstanding.

     PROPERTY SALES. During the period from January 1, 2000 through August 10, 2000 we sold various office, and industrial properties and vacant land parcels and used a portion of the net proceeds to acquire other office and industrial properties and land parcels, retire debt, and fund development activities. We may use the remaining proceeds and the sale of other properties to fund future acquisitions, property capital needs and development activities.

     INDEBTEDNESS. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities ranging from 2000 through 2013. We believe that certain of our properties may have excess value that may be utilized for additional mortgage borrowing or debt securitizations.

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

We obtained the following new indebtedness during the six months ended June 30, 2000:

                                            Original
                                           Principal
                                            Balance                      Maturity
                  Collateral (1)         (In Millions)   Interest Rate     Date
----------------------------------------------------------------------------------
IBM Plaza                                   $  30.0           (2)          2/02
Enterprise Center II (3)                        5.5      LIBOR + 2.75%     3/01
6700 Touhy Avenue (4)                           3.0      LIBOR + 2.25%     3/01
7100 Madison (4)                                3.9          8.44%         5/10
555 Kirk Rd/1543 Abbott Dr(4)                   2.4      LIBOR + 2.25%     4/01
Pine Meadows Center - Bldg. D(4)               11.5      LIBOR + 2.25%     4/01
Enterprise Office I (4)                         7.6      LIBOR + 2.30%     5/01
1455 Sequoia Dr (3)(6)                          2.0      LIBOR + 2.25%     6/02
2010 Algonquin Rd/1990 Algonquin Rd (4)         7.4      LIBOR + 2.32%     6/01
National City Center (5)                       20.0      LIBOR + 6.0%      6/03

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.
(2) Interest is payable monthly at LIBOR + 4.25%, not to exceed 11%. Beginning September 2001, monthly principal payments of $150,000 are also payable. At maturity, a payment is required which will ensure that the lender achieves an 11.75% return.
(3)  Interest payable monthly, with principal due at maturity.
(4) Principal and interest payable monthly, with remaining principal due at maturity.
(5) Collateralized by a 49% pledge of ownership interest in the entity which owns National City Center. The loan may be subject to partial acceleration, if additional collateral is not in place by August 29, 2000. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.
(6)  This is a construction loan with a $6.0 million commitment.

     FUTURE OFFERINGS. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at price and on terms to be determined at the time of offering.

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

     LIQUIDITY REQUIREMENTS. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other nonrecurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness, joint ventures, property sales or the issuance of additional equity or debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are no longer adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months and six months ended June 30, 2000 and 1999:


                                                                    Three Months                      Six Months
                                                                    Ended June 30                    Ended June 30
                                                      --------------------------------------------------------------------
(IN THOUSANDS)                                                  2000            1999             2000            1999
                                                      --------------------------------------------------------------------

Net (loss) income available to common shareholders           $   (471)       $  7,025          $  3,062        $ 10,037
Adjustments to reconcile to Funds from Operations:
   Real estate depreciation and amortization                    8,495           8,088            16,701          15,421
   Straight-line rental revenue                                (2,332)           (614)           (4,586)         (1,208)
   Straight-line rental revenue from joint venture               (158)              -              (316)              -
   Amortization of costs for leases assumed                       255             246               417             491
   Joint venture adjustments                                      862               -             1,725               -
   Adjustment for sale of operating property                    4,338          (4,357)            4,468          (4,357)
   Extraordinary loss on extinguishment of debt                   408               -               408               -
   Minority interests                                             (47)          4,861             2,373           6,917
                                                      --------------------------------------------------------------------
Funds from operations excluding straight-line rental
   revenue                                                     11,350          15,249            24,252          27,301
Straight-line rental revenue                                    2,332             614             4,586           1,208
Straight-line rental revenue from joint venture                   158               -               316               -
                                                      ====================================================================
Funds from Operations (1)                                    $ 13,840        $ 15,863          $ 29,154        $ 28,509
                                                      ====================================================================

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

     We have restated Funds from Operations for the three and six months ended June 30, 1999 to be in accordance with the new October, 1999 white paper standard for the three months ended June 30, 1999, we have excluded the previously included adjustments for gain on treasury lock termination of $1,172. For the six months ended June 30, 1999, we have excluded the following previously included adjustments: (i) net gain on treasury lock termination of $615 and (ii) loss on land development option of $600.

INFLATION

Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures).

As of June 30, 2000, approximately $489.8 million of our outstanding indebtedness (including our credit facility) was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $158.0 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0%, $70.0 million subject to an interest rate cap of the LIBOR index rate at 8.0%, and $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facility and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2000. For interest rate swaps and collars, the table represents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                            Interest Rate Sensitivity
                Principal (Notional) amount by Expected Maturity
                              Average Interest Rate


                                      2000       2001       2002      2003       2004      Thereafter     Total
                                   --------------------------------------------------------------------------------
                                                                (DOLLARS IN MILLIONS)
Assets:
   Mortgage notes
     receivable (1)                       -          -         -           -     $89.8          -        $ 89.8
   Fixed interest rate                    -          -         -           -      9.64%         -

Liabilities:
   Mortgage notes
      payable (2):
       Fixed rate                      $15.5     $ 63.0     $ 33.3     $ 4.2     $ 4.4      $239.6       $360.0
       Average interest rate           10.42%      6.83%     11.23%     7.33%     7.33%       7.40%
   Variable rate                       $15.7     $126.1     $246.0     $20.0     $14.0          -        $421.8
   Average interest rate (3)            8.79%      8.62%      8.53%     12.64%    9.69%         -
   Credit facilities (2):
     Variable rate amount              $10.8         -          -          -        -           -        $ 10.8
     Weighted-average interest
       rate (3)                         8.59%        -          -          -        -           -

   Bonds payable (2):
     Variable rate                        -          -      $ 48.2         -        -       $  9.0       $ 57.2
     Average interest
       rate (3)                           -          -        4.82%        -        -         4.75%

   Interest rate swap
    agreement (2)(3):
       Notional amount                 $ 1.6     $  3.2     $153.2         -        -           -        $158.0
       Pay rate                         6.64%      6.64%      6.64%        -        -           -
       Fixed swap rate                  6.30%      6.30%      6.30%        -        -           -            -

   Interest rate collar
     agreement (2)(3):
       Notional amount                    -          -      $ 65.0         -        -           -        $ 65.0
       Pay rate                           -          -        6.80%        -        -           -
       Cap rate                           -          -        7.50%        -        -           -
       Floor rate                         -          -        3.73%        -        -           -

   Interest rate cap
    agreements (2)(3):
     Notional amount                   $ 70.0        -          -          -        -           -        $ 70.0
     Cap rate                            8.00%       -          -          -        -           -            -
-------------

(1) See Note 2 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1999 for additional information.

(2) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1999 for additional information.

(3) Based upon the rates in effect at June 30, 2000. The weighted-average interest rate, including the interest rate swap and collar agreements, on our mortgage notes payable, credit facilities, and bonds payable at June 30, 2000 were 8.31%, 8.59%, and 4.81%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by approximately $3.2 million.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 11, 2000, pursuant to a consulting agreement dated 11/17/97, 5000 common shares were issued to a board member.

         During the second quarter 2000, 27,596 common units of the Operating Partnership were converted to common shares on a one-for-one basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on May 17, 2000. At the meeting, shareholders voted on (i)the re-election of three trustees; (ii) approval of the Second Amendment to the Company's Share Incentive Plan which increased the number of common shares available for issuance under the plan from 2,540,000 to 2,860,774, (iii) the authorization to reserve and subsequently issue up to 927,100 authorized but unissued common shares (subject to increase to give effect to certain anti-dilution adjustments) which are issuable upon exchange of up to 927,100 common units of limited partner interest in the Operating Partnership and (iv) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 2000. Voting on each such matter was as follows:


                                                     Votes           Votes          Withheld/         Broker
                                                      For           Against        Abstentions      None-Votes
(1)  Re-election of Trustees:

     -  Stephen J. Nardi                          13,037,291        228,314                 0                0
     -  Thomas J. Saylak1
     -  Gov. James R. Thompson                    13,039,769        225,836                 0                0

(2)  Authorization of Second Amendment to
     Share Incentive Plan.                        11,227,234      1,998,478            39,893                0

(3)  Authorization to reserve and
     subsequently issue up to 927,100 common
     shares (subject to increase to give
     effect to certain anti-dilution
     adjustments) upon exchange of up to
     927,100 common units of limited partner
     interest in the Operating Partnership.         9,977,965       372,107            46,273        2,869,260

(4)  Ratification of Auditors.                     13,181,428        77,634             6,543                0

The term of office of each of Michael W. Reschke, Jacque M. Ducharme, Richard S. Curto and Christopher J. Nassetta continued after the meeting and will
------------
1 Mr. Saylak resigned from the Company's Board of Trustees on May 16, 2000 and withdrew from the election. His position on the Board of Trustees will remain vacant until the Board elects a successor.

expire at the Annual Meeting of Shareholders to be held in 2001, 2001, 2002 and 2002, respectively.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

EXHIBIT
NUMBER   DESCRIPTION
3.1      Amendment No. 38 to the Amended and Restated Agreement of Limited
         Partnership of Prime Group Realty, L.P. dated as of April 17, 2000

3.2      Amendment No. 39 to the Amended and Restated Agreement of Limited
         Partnership of Prime Group Realty, L.P. dated as of May 15, 2000

3.3.     Amendment No. 40 to the Amended and Restated Agreement of Limited
         Partnership of Prime Group Realty, L.P. dated as of June 15, 2000

10.1     First Amendment to Tax Indemnification Agreement dated as of
         March 15, 2000, effective as of May 17, 2000, among Stephen J.
         Nardi, Narco Enterprises, Inc., Nardi Group Limited and Prime Group
         Realty, L.P.

10.2 Put Option Termination Agreement dated as of March 15, 2000, effective as of May 17, 2000, among The Nardi Group, L.L.C., Prime
         Group Realty Trust and Prime Group Realty, L.P.

12.1 Computation of ratios of earnings to combined fixed charges and preferred share distributions

27.1     Financial Data Schedule

(b)      Reports on Form 8-K:

         We filed the following reports on Form 8-K:

         Form 8-K dated May 19, 2000 (filed on May 26, 2000; File No. 001-13589) relating to results of the Annual Meeting of Shareholders held on May
         17, 2000.

         Form 8-K dated June 21, 2000 (filed on July 17, 2000; File No.
         001-13589) announcing the creation of the Office of the President and the resignation of the Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRIME GROUP REALTY TRUST
                                            -----------------

                                            Registrant

Date:    August 14, 2000                    /s/  Richard S. Curto


                                            -----------------
                                            Richard S. Curto
                                            Chief Executive Officer


Date:    August 14, 2000                    /s/  Louis G. Conforti


                                            -----------------
                                            Louis G. Conforti
                                            Office of the President and
                                            Acting Chief Financial Officer