Form 10-Q
period 2000-09-30
PRIME GROUP REALTY TRUST
filed 2000-11-14
CIK 1042798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 10, 2000, 15,588,497 of the registrant's Common Shares of Beneficial Interest were outstanding.

                           Prime Group Realty Trust
                                   Form 10-Q

                                     INDEX


Part I:  Financial Information

Item 1.  Financial Statements (Unaudited)                                  PAGE

         Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999                                                 3

         Consolidated Statements of Income for the Three Months
           Ended September 30, 2000 and 1999                                 4

         Consolidated Statements of Income for the Nine Months
           Ended September 30, 2000 and 1999                                 5

         Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999                         6-7

         Notes to Consolidated Financial Statements                        8-19


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            20-29

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                      30

Part II: Other Information

Item 1.  Legal Proceedings                                                  31
Item 2.  Changes in Securities and Use of Proceeds                          31
Item 3.  Defaults Upon Senior Securities                                    31
Item 4.  Submission of Matters to a Vote of Security Holders                31
Item 5.  Other Information                                                  31
Item 6.  Exhibits and Reports on Form 8-K                                   31

Signatures                                                                  33

                                                                         Part I.

                             Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           Prime Group Realty Trust
                          Consolidated Balance Sheets
                      (000's omitted, except share data)
                                  (Unaudited)

                                                   September 30,    December 31,
                                                       2000             1999
                                                   -----------------------------
Assets
Real estate, at cost:
  Land                                             $  196,398        $  183,295
  Building and improvements                           939,078           928,567
  Tenant improvements                                  49,952            39,232
                                                   ----------------------------
                                                    1,185,428         1,151,094
  Accumulated depreciation                            (54,114)          (37,977)
                                                   ----------------------------
                                                    1,131,314         1,113,117
  Property under development                          152,167           125,724
                                                   ----------------------------
                                                    1,283,481         1,238,841
Mortgage note receivable                                    -            82,687
Cash and cash equivalents                              28,467            21,167
Tenant receivables                                      6,272            11,438
Restricted cash escrows                                71,142            42,140
Deferred rent receivable                               14,405             9,501
Deferred costs, net                                    26,381            26,901
Other                                                  16,781            11,500
                                                   ----------------------------
  Total assets                                     $1,446,929        $1,444,175
                                                   ============================

Liabilities and Shareholders' Equity
Mortgage notes payable                             $  771,452        $  705,194
Credit facilities                                           -            19,527
Bonds payable                                          57,150            74,450
Accrued interest payable                                4,810             3,508
Accrued real estate taxes                              30,694            40,689
Accounts payable and accrued expenses                  26,541            36,133
Liabilities for leases assumed                          2,525             3,235
Dividends payable                                       8,244             8,122
Other                                                  10,645            10,909
                                                   ----------------------------
  Total liabilities                                   912,061           901,767
Minority interests:
  Operating Partnership                               160,292           168,070
  Other                                                 1,000             1,000
Series A - Cumulative Convertible Preferred
  Shares, 2,000,000 shares designated, issued
  and outstanding at September 30, 2000 and
  December 31, 1999                                    39,813            39,703
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000
    shares authorized:
      Series B - Cumulative Redeemable Preferred
        Shares, 4,000,000 shares designated,
        issued and outstanding at September 30,
        2000 and December 31, 1999                         40                40
  Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,575,878 and 15,189,438
    shares issued and outstanding at September
    30, 2000 and December 31, 1999, respectively          156               152
  Additional paid-in capital                          328,181           321,357
  Retained earnings                                     5,386            12,086
                                                   ----------------------------
Total shareholders' equity                            333,763           333,635
                                                   ----------------------------
Total liabilities and shareholders' equity         $1,446,929        $1,444,175
                                                   ============================

                See notes to consolidated financial statements.

                            Prime Group Realty Trust

                       Consolidated Statements of Income
                     (000's omitted, except per share data)
                                  (Unaudited)

                                                            Three Months ended
                                                               September 30
                                                             2000        1999
                                                           --------------------
Revenue
Rental                                                     $34,515     $ 32,420
Tenant reimbursements                                       17,386       12,686
Other property revenues                                      1,937        1,974
Mortgage note interest                                         726        1,707
Other                                                        2,498        1,009
                                                          ---------------------
Total revenue                                               57,062       49,796

Expenses
Property operations                                         14,673       11,958
Real estate taxes                                            8,882        7,221
Depreciation and amortization                                9,721        8,744
Interest                                                    15,327       10,899
General and administrative                                   2,402        1,665
                                                          ---------------------
Total expenses                                              51,005       40,487
                                                          ---------------------
Income before gain on sales of real
  estate, minority interests and
  extraordinary items                                        6,057        9,309
Gain on sales of real estate, net                            8,302       48,125
                                                          ---------------------
Income before minority interests and
  extraordinary items                                       14,359       57,434
Minority interests                                          (4,689)     (22,499)
                                                          ---------------------
Income before extraordinary items                            9,670       34,935
Extraordinary losses on extinguishment
  of debt, net of minority interests of
  $604 in 2000 and $576 in 1999                               (857)        (829)
                                                          ---------------------
Net income                                                   8,813       34,106
Net income allocated to preferred shareholders              (3,036)      (3,037)
                                                          ---------------------
Net income available to common shareholders               $  5,777     $ 31,069
                                                          =====================
Basic earnings available to common shares per
  weighted-average common share:
Income before gain on sales of real estate and
  extraordinary items                                     $   0.11     $   0.24
Gain on sales of real estate, net of minority
  interests                                                   0.31         1.86
Extraordinary losses on extinguishment of debt,
  net of minority interests                                  (0.05)       (0.05)
                                                          ---------------------
Net income available per weighted-average common
  share of beneficial interest - basic                    $   0.37     $   2.05
                                                          =====================
Diluted earnings available to common shares per
  weighted-average common share:
Income before gain on sales of real estate and
  extraordinary items                                     $   0.11     $   0.24
Gain on sales of real estate, net of minority
  interests                                                   0.31         1.85
Extraordinary losses on extinguishment of debt,
  net of minority interests                                  (0.05)       (0.05)
                                                          ---------------------
Net income available per weighted-average common
  share of beneficial interest - diluted                  $   0.37     $   2.04
                                                          =====================

                           Prime Group Realty Trust

                       Consolidated Statements of Income
                    (000's omitted, except per share data)
                                  (Unaudited)


                                                         Nine Months ended
                                                            September 30
                                                          2000          1999
                                                        ----------------------
Revenue
Rental                                                  $101,319      $ 99,166
Tenant reimbursements                                     49,475        39,071
Other property revenues                                    6,014         5,562
Mortgage note interest                                     4,864         4,817
Other                                                      6,122         3,171
                                                        ----------------------
Total revenue                                            167,794       151,787

Expenses
Property operations                                       39,371        33,205
Real estate taxes                                         29,756        26,370
Depreciation and amortization                             28,788        25,382
Interest                                                  42,458        32,822
Loss on land development option                                -           600
General and administrative                                 6,861         5,472
                                                        ----------------------
Total expenses                                           147,234       123,851
Income before gain on sales of real estate,
 minority interests and extraordinary items               20,560        27,936
Gain on sales of real estate, net                          5,717        52,482
                                                        ----------------------
Income before minority interests and extraordinary
 items                                                    26,277        80,418
Minority interests                                        (7,062)      (29,247)
                                                        ----------------------
Income before extraordinary items                         19,215        51,171
Extraordinary losses on extinguishment of debt,
 net of minority interests of $900 in 2000 and
 $576 in 1999                                             (1,265)         (829)
                                                        ----------------------
Net income                                                17,950        50,342
Net income allocated to preferred shareholders            (9,110)       (9,067)
                                                        ----------------------
Net income available to common shareholders             $  8,840      $ 41,275
                                                        ======================
Basic earnings available to common shares per
 weighted-average common share:
Income before gain on sales of real estate and          $   0.44      $   0.74
 extraordinary items
Gain on sales of real estate, net of minority
 interests                                                  0.22          2.04
Extraordinary losses on extinguishment of debt,
 net of minority interests                                 (0.08)        (0.05)
                                                        ----------------------
Net income available per weighted-average common
 share of beneficial interest - basic                   $   0.58      $   2.73
                                                        ======================
Diluted earnings available to common shares per
 weighted-average common share:
Income before gain on sales of real estate and
 extraordinary items                                    $   0.43      $   0.73
Gain on sales of real estate, net of minority
 interests                                                  0.22          2.04
Extraordinary losses on extinguishment of debt,
 net of minority interests                                 (0.08)        (0.05)
                                                        ----------------------
Net income available per weighted-average common
 share of beneficial interest - diluted                 $   0.57      $   2.72
                                                        ======================

                           Prime Group Realty Trust
                     Consolidated Statements of Cash Flows
                                (000's omitted)
                                  (Unaudited)

                                                                                                  Nine Months ended
                                                                                                     September 30
                                                                                               2000                 1999
                                                                                            ------------------------------
Operating Activities
Net income                                                                                  $  17,950            $  50,342
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of costs for leases assumed (included in rental revenue)                           623                  736
  Interest income and development fees added to mortgage note
   receivable principal                                                                        (1,855)              (1,553)
  Net equity in loss of unconsolidated investments                                                702                  617
  Depreciation and amortization                                                                28,788               25,382
  Net gain on treasury lock terminations                                                            -                 (615)
  Loss on land development option                                                                   -                  600
  Gain on sales of real estate, net                                                            (5,717)             (52,482)
  Minority interests                                                                            7,062               29,247
  Extraordinary items, net of minority interests                                                1,265                  829
  Changes in operating assets and liabilities:
     Decrease (increase) in tenant receivables                                                  5,568               (6,009)
     Increase in deferred rent receivable                                                      (6,876)              (1,845)
     (Increase) decrease in other assets                                                       (3,185)               8,316
     Increase in accrued interest payable                                                       1,302                  170
     (Decrease) increase in accrued real estate taxes                                         (11,935)              16,878
     Decrease in accounts payable and accrued expenses                                         (1,448)              (3,645)
     Decrease in liabilities for leases assumed                                                  (974)              (1,197)
     Decrease in other liabilities                                                               (514)                (291)
                                                                                            ------------------------------
Net cash provided by operating activities                                                      30,756               65,480

Investing Activities
Expenditures for real estate and equipment                                                   (104,927)            (298,939)
Proceeds from sales of real estate                                                            144,660              150,121
Leasing costs                                                                                  (4,901)              (5,501)
Additional advances on mortgage note receivable                                               (10,401)             (12,326)
Purchase of mortgage note receivable                                                           (1,300)                   -
Increase in restricted cash escrows                                                           (28,879)             (54,232)
Option deposits                                                                                     -              (10,000)
Net (loans to) repayments from services company                                                (5,558)                 884
                                                                                            ------------------------------
Net cash used in investing activities                                                         (11,306)            (229,993)

Financing Activities
Financing costs                                                                                (5,326)              (3,793)
Deposits recovered on treasury lock agreements                                                      -               15,256
Proceeds from mortgage notes payable                                                          155,595              168,700
Net (repayments of) proceeds from credit facilities                                           (19,527)              15,637
Repayment of mortgage notes and bonds payable                                                (106,637)             (32,389)
Repurchase of operating partnership minority interest common units                               (700)                   -
Distributions to minority interest - Operating Partnership                                    (11,137)             (10,537)
Dividends paid to Series B-Preferred shareholders                                              (6,750)              (6,750)
Dividends paid to Series A-Preferred shareholders                                              (2,250)              (2,230)
Dividends paid to common shareholders                                                         (15,418)             (15,308)
Series A - preferred shares transaction fee                                                         -                 (400)
                                                                                            ------------------------------
Net cash (used in) provided by financing activities                                           (12,150)             128,186
                                                                                            ------------------------------
Net increase (decrease) in cash and cash equivalents                                            7,300              (36,327)
Cash and cash equivalents at beginning of period                                               21,167               46,500
                                                                                            ------------------------------
Cash and cash equivalents at end of period                                                  $  28,467            $  10,173
                                                                                            ==============================

                See notes to consolidated financial statements.

                           Prime Group Realty Trust
                     Consolidated Statements of Cash Flows
                      (000's omitted, except share data)
                                  (Unaudited)


During the nine months ended September 30, 2000 and 1999, the Company sold the following assets and liabilities:

                                          Nine Months Ended September 30,
                                              2000                 1999
                                          -------------------------------
Real estate, net                          $135,826              $ 261,754
Deferred rent receivable                     1,972                 32,593
Deferred costs, net                          3,308                 13,121
Mortgage notes payable                           -               (205,109)
Accrued real estate taxes                   (1,828)                (9,721)
Other assets and liabilities, net             (335)                   824
                                          -------------------------------
Net assets sold                            138,943                 93,462
Proceeds from sales of real estate         144,660                150,121
                                          -------------------------------
Total gain on sales of real estate           5,717                 56,659
Less gain deferred                               -                 (4,177)
                                          -------------------------------
Gain recognized on sales of real estate   $  5,717              $  52,482
                                          ===============================


                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 24, 2000 ("Form 10-K").

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS 137 "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Based on the Company's derivative positions and their related fair values of approximately $0.4 million at September 30, 2000, the Company estimates that upon adoption it would report a positive adjustment of $0.6 million in other comprehensive income for an unrealized gain and a $0.2 million cumulative adjustment charge to the consolidated statement of income for the period ended September 30, 2000 for unrealized losses.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the fourth quarter 2000. Based upon current estimates, the Company would record a charge to income of approximately $3.3 million, representing the cumulative change as of October 1, 2000. The cumulative change primarily relates to the activity of Prime Group Realty Services, Inc. (the "Services Company"), a company in which the Company has an equity interest. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Services Company, it is not expected to impact the timing of the Company's cash flow from operations. The Company has not completed its analysis of the impact of SAB 101 for periods subsequent to September 30, 2000.

2.   Formation and Organization of the Company

Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and owns all of the preferred units and 59.1% and 58.4% of the common units of the Operating Partnership issued and outstanding at September 30, 2000 and December 31, 1999, respectively. Each common unit and preferred unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

5.   Recent Developments

During the period from January 1, 2000 through September 30, 2000, the Company acquired and sold the following office and industrial properties, parcels of land, a parking facility and its one retail center (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms.):

                                                                                    Acquisition/
                                                                      Net            Development                         Month
                                                                Rentable Square   Cost/Sales Price    Mortgage Debt      Acquired/
Property                                    Location               Feet/Acres        (In Millions)      (In Millions)       Sold
---------------------------------------------------------------------------------------------------------------------------------
Acquired
Office:
 Enterprise Center II (1)                   Westchester, IL            62,559          $  9.1               $ 5.5        January
 7100 Madison                               Willowbrook, IL            51,160             5.4                 3.9        April

Industrial:
 6700 Touhy Avenue                          Niles, IL                 120,000             5.0                 3.0        March
 555 Kirk Road (2)                          St. Charles, IL            62,400             2.6                 1.6        April
 1543 Abbott Drive (2)                      Wheeling, IL               43,930             1.4                 0.8        April
                                                                 -------------------------------------------------------
                                                                      340,049          $ 23.5               $14.8
                                                                 =======================================================
Land:
 Libertyville Office II                     Libertyville, IL        7.5 Acres          $  1.2               $   -        January
 Carol Stream (3)                           Carol Stream, IL       29.6 Acres             3.8                   -        March
 Aurora (4)                                 Aurora, IL              6.1 Acres             0.5                   -        June
                                                                 -------------------------------------------------------
                                                                   43.2 Acres          $  5.5               $   -
                                                                 =======================================================

Developments placed in service
Office:
 Pine Meadows Center -
   Bldg. C                                  Libertyville, IL           22,685          $  2.2               $11.5        May
Industrial:
 2000 USG Drive                             Libertyville, IL          242,200             8.3                 4.8        April
 1455 Sequoia Drive (5)                     Aurora, IL                257,600             8.6                 4.9        August
                                                                 -------------------------------------------------------
                                                                      522,485          $ 19.1               $21.2
                                                                 =======================================================

Sold
Office:
 201 4th Avenue North (6)                   Nashville, TN             250,566                                            April
 625 Gay Street (6)                         Knoxville, TN              91,426                                            April
 4823 Old Kingston Pike (6)                 Knoxville, TN              34,638                                            April
 398 Unit Parking Facility (6)              Knoxville, TN                   -                                            April
                                                                 -------------------------------------------------------
                                                                      376,630           $ 20.2               $17.3

 122 South Michigan Avenue (7)              Chicago, IL               350,659             30.3                14.0       August
 33 North Dearborn (8)                      Chicago, IL               302,818             35.2                18.0       September
                                                                 -------------------------------------------------------
Total office sold                                                   1,030,107           $ 85.7               $49.3

Industrial:
 2160 McGaw Road (9)                        Obetz, OH                 310,100                                            June
 4849 Groveport Road (9)                    Obetz, OH                 132,100                                            June
 2400 McGaw Road (9)                        Obetz, OH                  86,400                                            June
 5160 Blazer Memorial Parkway (9)           Dublin, OH                 85,962                                            June
 4411 Marketing Place (9)                   Columbus, OH               65,804                                            June
 600 London Road (9)                        Delaware, OH               52,441                                            June
                                                                 -------------------------------------------------------
                                                                      732,807           $ 16.8               $ 7.6
 320 Fullerton Avenue (10)                  Carol Stream, IL          263,208             13.0                 7.2       September
 2000 USG Drive (11)                        Libertyville, IL          252,200             11.2                 5.8       September
 475 Superior Avenue (13)                   Munster, IN               450,000             12.6                   -       September
                                                                 -------------------------------------------------------
Total industrial sold                                               1,698,215             53.6                20.6
                                                                 -------------------------------------------------------
                                                                    2,728,322           $139.3               $69.9
                                                                 =======================================================

Land:
 Carol Stream Land (12)                     Carol Stream, IL       46.1 Acres           $  7.4               $   -       March
 475 Superior Avenue (13)                   Munster, IN             9.6 Acres              0.8                   -       June
                                                                 -------------------------------------------------------
                                                                   55.7 Acres           $  8.2               $   -
                                                                 =======================================================
Retail Center:
 371-385 Gary Avenue (14)                   Carol Stream, IL           11,276           $  1.1               $   -       March
                                                                 =======================================================

 (1) Acquisition cost includes cash paid at closing, the proceeds of a mortgage note payable plus prorations and accrued real estate taxes.
 (2) Both properties secure a mortgage debt in the amount of $2.4 million.
 (3) This parcel was acquired from a minority interest common unit holder of the Operating Partnership for a total purchase price of $3.8 million paid in common units (see 13 below).
 (4) The Company has contracts that require it to purchase an additional 101.8 acres over a remaining two to four year period. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion. These purchases are a part of these contracts. In conjunction with this purchase, the Company paid off a $0.6 million mortgage loan funded upon acquisition of 7.5 acres in November 1999.
 (5) On June 13, 2000, the Company opened a construction loan, with a total loan commitment of $6.0 million, for this development project. As of September 30, 2000, $4.9 million had been drawn on the loan. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms. This development was placed in service on August 1, 2000.
 (6) These properties were sold in a single transaction with a total sales price of $20.2 million, resulting in a loss of approximately $4.5 million. A portion of the proceeds were used to pay off $17.3 million of tax-exempt bonds.
 (7) The Company sold this property for $30.3 million, resulting in a gain of approximately $3.2 million.
 (8) The Company sold this property for $35.2 million, resulting in a gain of approximately $1.3 million.
 (9) These properties were sold in a single transaction with a total sales price of $16.8 million. The proceeds were used to pay off a $7.6 million line of credit and $9.2 million was deposited into an escrow as collateral for existing tax-exempt bonds.
(10) The Company sold this property for $13.0 million, resulting in a gain of approximately $1.5 million.
(11) The Company sold this property for $11.2 million, resulting in a gain of approximately $1.9 million.
(12) The Company sold this land for a total sales price of $7.4 million, resulting in a gain of approximately $1.3 million.
(13) The Company sold this property for $12.6 million, resulting in no gain or loss; and a parcel of land adjacent to the property for $0.8 million, resulting in a gain of approximately $0.6 million.
(14) The Company sold this property for $1.1 million, resulting in a loss of approximately $0.1 million.

On February 23, 2000, the Company borrowed $30.0 million collateralized by a pledge of its ownership interests in the property known as IBM Plaza in Chicago, Illinois. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms.

On March 20, 2000, the Company entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement is capped at a LIBOR index rate of 8.0%. See "Liquidity and Capital Resources - Indebtedness" and "Quantitative and Qualitative Disclosures about Market Risk" for further details and the related terms.

On April 21, 2000, the Company paid off the $7.1 million construction loan collateralized by Pine Meadows Center - Building D, in Libertyville, Illinois, with the proceeds of an $11.5 million mortgage loan collateralized by the property. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms.

On May 17, 2000, the Company borrowed $7.6 million collateralized by the property known as Enterprise Office I in Westchester, Illinois. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms.

On June 1, 2000, the Company entered into a loan modification agreement on the $24.0 million loan collateralized by the 300 West Monroe Street property in Chicago, Illinois, extending the maturity date to May 1, 2001 and requiring monthly $1,000,000 escrow payments as additional security for the loan. Other loan terms remained substantially unchanged.

On June 30, 2000, the Company borrowed $7.4 million, collateralized by the properties known as 1990/2010 Algonquin Road in Schaumburg, Illinois. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms.

On June 30, 2000, the Company borrowed $20.0 million collateralized by a pledge of 49% of its ownership interest in the property known as National City Center in Cleveland, Ohio. The loan may be subject to partial acceleration, if additional collateral is not in place by November 29, 2000. The Company anticipates pledging 49% of the ownership interests in 800 Jorie Boulevard, Oak Brook, Illinois, and 20% of the ownership interests in 208 S. LaSalle Street, Chicago, Illinois, as additional collateral for this loan. See "Liquidity and Capital Resources - Indebtedness" for further details and the related terms.

The Company has received $290.0 million in construction financing commitments for a 1,525,000 square foot office building development project in Chicago, Illinois known as Dearborn Center. Zoning approval for the development was received on June 7, 2000. Dearborn Center is approximately 50 percent leased with an anticipated completion date in the third quarter of 2002. As a result of obtaining the financing commitment and zoning approval, the Company recorded $1.1 and $2.0 million representing its share of the leasing commissions recognizable for financial reporting purposes in the quarter and nine months ended September 30, 2000, respectively. Recognition for financial reporting purposes has been limited to the amount of at risk capital of the Company's minority partner in the partnership which owns this project. Leasing commissions of $0.9 million have been funded as of September 30, 2000.

On July 12, 2000, the Company refinanced the $20.0 million loan collateralized by a pledge of the first mortgage loan held by the Company and secured by the property known as 180 North LaSalle Street in Chicago, Illinois. The loan commitment totaled $64.0 million, of which $52.0 million was initially disbursed. A portion of the proceeds was used to repay the original $20.0 million loan, and $20.3 million was deposited into various escrow accounts to pay for future capital expenditures, tenant improvements and lease commissions. Restricted cash escrows at September 30, 2000 include $12.3 million related to the escrow for this loan. Also, on July 12, 2000, the Company entered into an interest rate cap agreement for the full term of the loan based upon a LIBOR rate of 7.25%.

On July 19, 2000, the Company paid off its remaining credit facility of $10.8 million.

On August 1, 2000, pursuant to an option granted on December 16, 1997, as amended, the Company acquired the existing $85.0 million second mortgage loan encumbering the property commonly known as 180 North LaSalle Street in
Chicago, Illinois, for $1.3 million in cash. The Company also redeemed and cancelled $0.7 million worth of common units of the Operating Partnership (45,287 common units), which were previously issued pursuant to the option. As a result of the Company now owning the first and second mortgage loans encumbering 180

North LaSalle Street, the Company will receive all of the economic benefits from its interest in the property and now consolidates the operations of the property, effective August 1, 2000.

On August 8, 2000, an affiliate of a board member of the Company converted 927,100 general partner minority interest common units of the Operating Partnership into 927,100 limited partner minority interest common units. These limited partner minority interest common units are exchangeable, after a six-month lock-up period, on a one-for-one basis, for common shares in the Company. In connection with the modification, the tax indemnification agreement with the affiliate was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10 year term of the tax indemnification agreement, effective retroactively from the Company's initial public offering. In addition, the affiliate's put option agreement allowing the affiliate to put portions of the general partner common units to the Operating Partnership was terminated.

On August 10, 2000, the Company entered into a modification agreement related to the letters of credit, which credit enhance the Industrial Development Revenue Bonds. Such modification, among other things, eliminates certain financial covenants from the documents and provides, effectively, for the acceleration of the related maturity date from February 2002 to April 2001 and required a mortgage of the 475 Superior Avenue property in Munster, Indiana as additional collateral. When the 475 Superior Avenue property was sold, $10,000,000 was placed in escrow with the letter of credit issuer as cash collateral.

On or about September 26, 2000 an affiliate of The Prime Group, Inc. ("PGI") closed on the purchase of the 40% partnership interest held by an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone"), in Primestone Investment Partners L.P. ("Primestone"). Primestone owns 7,944,893 limited partnership units (the "Primestone Units") of the Operating Partnership and was created in connection with the Company's initial public offering as a joint venture between affiliates of PGI and Blackstone. PGI is a privately held company controlled by Michael W. Reschke, the Chairman of the Board of the Company. Primestone secured financing for the transaction from affiliates of Prudential Securities Incorporated ("Senior Lender") and Vornado Realty Trust ("Subordinate Lender"). As a result of the transaction, PGI is now the 100% owner of Primestone, making PGI the largest equity holder in the Company through the Primestone Units, which are convertible into common shares of the Company, on a one-for-one basis.

As part of the financing for the transaction, PGI's lenders requested certain consents and other agreements relating to the Company, including: (i) a waiver of the 9.9% common share ownership limitation and certain Maryland anti-takeover statues in the event the Subordinate Lender obtains ownership of the Primestone Units after a foreclosure or similar action, (ii) a right of the Subordinate Lender to receive a position on the Board of Trustees of the Company (which position shall be subject to re-election by the Company's shareholders in the same manner as all other Trustees) in the event that (a) the Company's Board of Trustees concludes, no earlier than six months after closing of the financing, that the Company is not likely to execute a strategic transaction within twelve
(12) months after the closing of the financing pursuant to its previously announced review of strategic alternatives, or (b) such a strategic transaction is not consummated within such twelve (12) month period, (iii) the shortening of certain time periods of notice under the Operating Partnership's Partnership Agreement in the event either lender forecloses on the Primestone units and elects to exchange such units for common shares of the Company, and, (iv) in the event of a bankruptcy of Primestone, the Company, or PGI or certain of its affiliates, or in the event the Subordinate Lender becomes the owner of the Primestone Units after a successful foreclosure action, that Mr. Reschke and Mr. Curto tender their resignations to the Board of Trustees of the Company, which resignations may be rejected at the election of a majority of the Board, in their sole and absolute discretion.

To address the Subordinate Lender's request, the independent trustees of the Company retained Merrill Lynch & Co. and independent legal counsel to advise the independent trustees as to the reasonableness and fairness of such requests. The independent trustees consented to such requests provided the Subordinate Lender agreed to certain conditions to protect the Company. These conditions included a standstill agreement, which does not allow the Subordinate Lender or any of its affiliates to own common shares of the Company, or partnership units in the Operating Partnership, except for the Primestone Units, in the event of a change of ownership following a successful foreclosure.

On September 29, 2000, the Company extended the $13.5 million Dearborn Center land loans until October 31, 2000. This loan was subsequently extended until November 16, 2000.

On September 29, 2000, the Company extended the $12.5 million mezzanine loan collateralized by 33 W. Monroe until October 17, 2000. This loan was subsequently extended until September 30, 2001.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and nine months ended September 30, 2000 and 1999:

                                                       Three Months ended                        Nine Months ended
                                                          September 30                              September 30
                                                 -------------------------------------------------------------------------------
                                                       2000                 1999                 2000                 1999
                                                 -------------------------------------------------------------------------------
Numerator
Income before gain on sales of real estate,
 minority interests, extraordinary items and
 preferred distributions                           $     6,057          $     9,309          $    20,560          $    27,936
Minority interests                                      (1,251)              (2,595)              (4,710)              (7,734)
Net income allocated to preferred distributions         (3,036)              (3,037)              (9,110)              (9,067)
                                                 -------------------------------------------------------------------------------
Income before gain on sales of real estate and
 extraordinary items                                     1,770                3,677                6,740               11,135
Gain on sales of real estate, net of minority
 interests                                               4,864               28,221                3,365               30,969
Extraordinary losses on extinguishment of debt,
 net of minority interests                                (857)                (829)              (1,265)                (829)
                                                 -------------------------------------------------------------------------------
Numerator for earnings per share -income
 available to common shares                        $     5,777          $    31,069          $     8,840          $    41,275
                                                 ===============================================================================
Denominator:
 Denominator for basic earnings per
  share-weighted-average common shares              15,542,616           15,135,727           15,348,202           15,134,434
Effect of dilutive securities:
 Employee stock options                                199,269              118,089              125,896               64,529
 Employee stock grants                                       -                    -               13,321                    -
                                                 -------------------------------------------------------------------------------
Denominator for diluted earnings per share -
 adjusted weighted-average common shares and
 assumed conversions                                15,741,885           15,253,816           15,487,419           15,198,963
                                                 ===============================================================================
Basic earnings available to common shares per
 weighted-average common share
Income before gain on sales of real estate and
 extraordinary items                               $      0.11          $      0.24          $      0.44          $      0.74
Gain on sales of real estate, net of minority
 interests                                                0.31                 1.86                 0.22                 2.04
Extraordinary losses on extinguishment of debt,
 net of minority interest                                (0.05)               (0.05)               (0.08)               (0.05)
                                                 -------------------------------------------------------------------------------
Net income available per weighted-average common
 share of beneficial interest                      $      0.37          $      2.05          $      0.58          $      2.73
                                                 ===============================================================================
Diluted earnings available to common shares per
 weighted average common share:
  Income before gain on sales of real estate and
   extraordinary items                             $      0.11          $      0.24          $      0.43          $      0.73
  Gain on sales of real estate, net of minority
   interests                                              0.31                 1.85                 0.22                 2.04
  Extraordinary loss on extinguishment of debt,
   net of minority interests                             (0.05)               (0.05)               (0.08)               (0.05)
                                                 -------------------------------------------------------------------------------
  Net income available per weighted-average
   common share of beneficial interest - diluted   $      0.37          $      2.04          $      0.57          $      2.72
                                                 ===============================================================================

Options to purchase 1,216,166 and 1,120,333 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months and nine months ended September 30, 2000 and 1999, respectively, because the effect would be antidilutive.

The Company had 10,817,911 and 10,679,616 weighted-average common units outstanding during the three months ended September 30, 2000 and 1999, of which 9,405,429 and 9,441,368, respectively, may be exchanged (on a one for one basis) for common shares or, at the option of the Company, for cash equivalent to the fair market value of such common shares at the time of exchange. The Company had 10,917,279 and 10,513,243 weighted-average common units outstanding during the nine months ended September 30, 2000 and 1999, respectively, of which 9,317,669 and 9,421,964, respectively, may be exchanged (on a one for one basis) for common shares or, at the option of the Company, for cash equivalent to the fair market value of such common shares at the time of exchange. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

The Company had 2,000,000 Series A preferred shares issued and outstanding during the three months and nine months ended September 30, 2000 and 1999 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

7.  Segment Reporting

The following summarizes the Company's historical segment operating results for the three and nine months ended September 30, 2000 and 1999 (Amounts in thousands):

                                                           Three months ended September 30, 2000
                                                     -------------------------------------------------
                                                                              Corporate/
                                                                              Operating
                                                      Office     Industrial   Partnership     Total
                                                     -------------------------------------------------
Total revenue                                        $ 49,857     $ 5,141      $  2,064       $ 57,062
Total expenses                                        (29,304)     (3,971)      (17,730)       (51,005)
Gain on sales of real estate, net                       5,074       3,228             -          8,302
                                                     -------------------------------------------------
Income (loss) before minority interests and
 extraordinary items                                   25,627       4,398       (15,666)        14,359
FFO adjustments:
  Real estate depreciation and amortization             6,977       1,325             -          8,302
  Straight-line rental revenue                         (2,202)        (87)            -         (2,289)
  Straight-line rental revenue from joint venture        (158)          -             -           (158)
  Amortization of costs for leases assumed                206           -             -            206
  Joint venture adjustments                               865           -             -            865
  Adjustments for sales of operating properties        (5,074)     (3,228)            -         (8,302)
  Net income allocated to preferred shareholders            -           -        (3,036)        (3,036)
                                                     -------------------------------------------------
Funds from operations excluding straight-line
 rental revenue                                        26,241       2,408       (18,702)         9,947
  Straight-line rental revenue                          2,202          87             -          2,289
  Straight-line rental revenue from joint venture         158           -             -            158
                                                     -------------------------------------------------
Funds from operations including straight-line
 rental revenue                                      $ 28,601     $ 2,495      $(18,702)      $ 12,394
                                                     =================================================

                                                              Three months ended September 30, 1999
                                                        --------------------------------------------------
                                                                                   Corporate/
                                                                                   Operating
                                                         Office     Industrial    Partnership      Total
                                                        --------------------------------------------------
Total revenue                                           $ 43,316     $ 6,159       $    321      $  49,796
Total expenses                                           (24,369)     (3,553)       (12,565)       (40,487)
Gain on sales of real estate, net                         48,125           -              -         48,125
                                                        --------------------------------------------------
Income (loss) before minority interests and
 extraordinary items                                      67,072       2,606        (12,244)        57,434
FFO adjustments:
 Real estate depreciation and amortization                 6,547       1,475              -          8,022
 Straight-line rental revenue                               (513)       (122)             -           (635)
 Amortization of costs for leases assumed                    245           -              -            245
 Adjustment for sale of operating property               (48,125)          -              -        (48,125)
 Net income allocated to preferred shareholders                -           -         (3,037)        (3,037)
                                                        --------------------------------------------------
 Funds from operations excluding straight-line
  rental revenue                                          25,226       3,959        (15,281)        13,904
 Straight-line rental revenue                                513         122              -            635
Funds from operations, including straight-line
 rental revenue (1)                                     $ 25,739     $ 4,081       $(15,281)     $  14,539
                                                        ==================================================

                                                               Nine months ended September 30, 2000
                                                        --------------------------------------------------
                                                                                   Corporate/
                                                                                   Operating
                                                         Office     Industrial    Partnership      Total
                                                        --------------------------------------------------
Total revenue                                           $146,041     $ 16,757      $  4,996      $ 167,794
Total expenses                                           (85,283)     (12,631)      (49,320)      (147,234)
Gain on sales of real estate, net                            496        3,947         1,274          5,717
                                                        --------------------------------------------------
Income (loss) before minority interests and
 extraordinary items                                      61,254        8,073       (43,050)        26,277
FFO adjustments:
 Real estate depreciation and amortization                20,367        4,636             -         25,003
 Straight-line rental revenue                             (6,341)        (534)            -         (6,875)
 Straight-line rental revenue from joint
  venture                                                   (474)           -             -           (474)
 Amortization of costs for leases assumed                    623            -             -            623
 Joint venture adjustments                                 2,590            -             -          2,590
 Adjustments for sales of operating properties              (496)      (3,338)            -         (3,834)
 Net income allocated to preferred shareholders                -            -        (9,110)        (9,110)
                                                        --------------------------------------------------
Funds from operations excluding straight-line
 rental revenue                                           77,523        8,837       (52,160)        34,200
 Straight-line rental revenue                              6,341          534             -          6,875
 Straight-line rental revenue from joint venture             474            -             -            474
Funds from operations including straight-line
 rental revenue                                         $ 84,338     $  9,371      $(52,160)     $  41,549
                                                        ==================================================

                                                                   Nine months ended September 30, 1999
                                               --------------------------------------------------------------------------
                                                                                        Corporate/
                                                                                        Operating
                                                  Office            Industrial         Partnership             Total
                                               --------------------------------------------------------------------------
Total revenue                                    $128,554            $ 20,781            $  2,452            $ 151,787
Total expenses                                    (72,741)            (12,215)            (38,895)            (123,851)
Gain on sales of real estate, net                  52,482                   -                   -               52,482
                                               --------------------------------------------------------------------------
Income (loss) before minority interests and
 extraordinary items                              108,295               8,566             (36,443)              80,418

FFO adjustments:
 Real estate depreciation and amortization         18,545               4,898                   -               23,443
 Straight-line rental revenue                      (1,589)               (256)                  -               (1,845)
 Amortization of costs for leases assumed             736                   -                   -                  736
 Adjustments for sales of operating properties    (52,482)                  -                   -              (52,482)
 Net income allocated to preferred shareholders         -                   -              (9,067)              (9,067)
                                               --------------------------------------------------------------------------
 Funds from operations excluding straight-line
  rental revenue                                   73,505              13,208             (45,510)              41,203
 Straight-line rental revenue                       1,589                 256                   -                1,845
                                               --------------------------------------------------------------------------
Funds from operations, including straight-line
 rental revenue (1)                              $ 75,094            $ 13,464            $(45,510)           $  43,048
                                               ==========================================================================

(1) The Company has restated funds from operations for the three and nine months ended September 30, 1999 to be in compliance with the National Association of Real Estate Investment Trusts' ("NAREIT") revised October, 1999 standard funds from operations, which became effective January 1, 2000 (See "Funds from Operations"). Accordingly, for the nine months ended September 30, 1999, the Company has excluded the following previously included adjustments: (i) net gain on treasury lock termination of $615 and
    (ii) loss on land development option of $600.

The following summarizes the Company's segment assets and activity as of September 30, 2000 and December 31, 1999 and for the nine months ended September 30, 2000 and 1999:

                                      September 30,   December 31,
                                          2000            1999
                                     ------------------------------
Segment assets:
 Office                               $1,169,664        $1,225,270
 Industrial                              133,644           149,158
 Corporate/operating partnership         143,621            69,747
                                      ----------------------------
Total consolidated assets             $1,446,929        $1,444,175
                                     ==============================


                                                   Nine months
                                                ended September 30,
                                               2000            1999
                                          ------------------------------
Expenditures for real estate:
 Office                                    $   40,561        $  267,366
 Industrial                                    33,366            23,358
 Corporate/operating partnership
  (includes property under development)        30,710             8,215
                                          ------------------------------
Total expenditures for real estate         $  104,637        $  298,939
                                          ==============================

8.   Pro Forma Condensed Consolidated Statements of Income

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 1999, the Operating Partnership acquired various office and industrial properties (eight properties acquired in 1999 and five properties acquired in the first nine months of 2000) with cash and debt proceeds, and sold 11 properties and a 50% interest in a property in 1999 and sold 11 properties in the first nine months of 2000. The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company's Form 10-K for the year ended December 31, 1999. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                     Nine months ended
                                                       September 30,
                                                    2000          1999
                                                  ----------------------
           Total revenue (in thousands)           $152,792      $174,066
                                                  ======================
           Net income available to common
             shareholders (in thousands)          $  5,784      $  9,042
                                                  ======================
           Earnings per diluted common share      $   0.37      $   0.59
                                                  ======================

9.   Subsequent Events

On October 25, 2000, the Company announced that it has formed a joint venture with a partnership comprised of several union pension funds. The venture was created to develop the remaining two, three-story office buildings at the Company's Pine Meadow Corporate Center in Libertyville, Illinois. The pension funds provided 90% of the equity capital for the joint venture and the Company has invested 10% and will be the joint venture's managing member. The two buildings to be constructed will contain 202,000 rentable square feet, and in total have a projected development cost of approximately $26 million. Once completed, the Company will receive ongoing management fees and a proportionate share of the earnings of the joint venture.

On November 10, 2000, the Company extended the $13.5 million Dearborn Center land loan until November 16, 2000.

On October 17, 2000, the Company extended the $12.5 million mezzanine loan collateralized by 33 W. Monroe until September 30, 2001.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 26 office properties containing an aggregate of approximately 8.0 million net rentable square feet and 31 industrial properties containing an aggregate of approximately 4.2 million net rentable square feet. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet. The above properties are located primarily in the Chicago metropolitan area. We also own approximately 217.9 acres of developable land and rights to acquire more than 176.80 additional acres of developable land which management believes could be developed with approximately 4.2 million rentable square feet of additional office space and
6.1 million square feet of additional industrial space.

In terms of net rentable square feet, approximately 89.1% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 89.7% of our total rental and tenant reimbursement revenue for the nine months ended September 30, 2000. Our remaining office properties are located in Cleveland, Ohio; Knoxville, Tennessee; and the Milwaukee, Wisconsin metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

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

In response to several inquiries from companies interested in a potential strategic transaction with us, our Board of Trustees engaged a team of financial advisors to assist us in studying all of its strategic alternatives. The alternatives being studied will include, but are not necessarily limited to, a merger or other business combination involving the Company, a sale of all the assets of the Company, or the completion of the Company's previously announced asset sale and stock repurchase program.

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2000.

Among the facts about which we have made assumptions are the following:

 . future economic conditions which may impact the demand for office space and tenant ability to pay rent, either at current or increased levels;

 .  prevailing interest rates;

 .  the effect of any inflation on operating expenses;

 .  our ability to reduce various expenses; and

 . our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders.

In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations: Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

In analyzing the operating results for the three months ended September 30, 2000, rental and tenant reimbursement income, property operating expenses, real estate taxes, and depreciation and amortization increased from 1999 primarily due to a full three months of operating results in 2000 for five properties acquired and two properties placed in service in 1999 after the second quarter and five properties acquired and two properties placed in service in the first two quarters of 2000; the addition of a partial quarter's worth of operating results for one property placed in service in the third quarter of 2000; and the consolidation of the office property known as 180 N. LaSalle in Chicago, Illinois, commencing August 1, 2000 (collectively, the "Additional Properties for Three Months"). These increases are offset by decreases principally due to the sale of eleven properties in 1999 after the second quarter and the sale of ten properties and one parking facility in the first two quarters of 2000; only a partial quarter's worth of operating results for five properties sold in the third quarter of 2000; and the sale of a 50% interest in the third quarter of 1999 for one property that was included in operating results for the quarter ended September 30, 1999, but is accounted for on the equity method of accounting in 2000 (collectively, the "Sold Properties for Three Months").

For the three months ended September 30, 2000, rental revenue increased $2.1 million, or 6.5%, to $34.5 million, tenant reimbursement income increased $4.7 million, or 37.0%, to $17.4 million, other property revenues decreased 1.9%, to $1.9 million, property operating expenses increased $2.7 million, or 22.7%, to $14.7 million, real estate tax expense increased $1.7 million, or 23.0%, to $8.9 million and depreciation and amortization increased $1.0 million, or 11.2%, to $9.7 million as compared to the three months ended September 30, 1999. The Additional Properties for Three Months resulted in increased rental income of $9.8 million, tenant reimbursement income of $6.2 million, other property revenue of $0.7 million, property operating expenses of $4.3 million, real estate tax expense of $2.9 million, and depreciation and amortization of $3.0 million for the three months ended September 30, 2000. The Sold Properties for Three Months resulted in decreased rental income of $8.3 million, tenant reimbursements income of $3.7 million, other property revenues of $0.3 million, property operating expenses of $2.0 million, real estate tax expense of $2.4 million, and depreciation and amortization of $2.5 million for the three months ended September 30, 2000. For properties held for the full third quarter in both 2000 and 1999, rental revenue increased $0.6 million, tenant reimbursement income increased $2.2 million, other property revenues decreased $0.5 million, property operating expenses increased $0.4 million, real estate taxes increased $1.2 million, and depreciation and amortization increased $0.5 million, primarily as a result of increased occupancy at these properties.

Mortgage note interest income decreased $1.0 million, or 57.5%, to $0.7 million for the three months ended September 30, 2000, as compared to the same period in 1999, due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle in Chicago, Illinois on August 1, 2000, and the property's operations being consolidated as of that date.

Other revenue increased $1.5 million, or 147.6%, to $2.5 million for the quarter ended September 30, 2000, as compared to the same period in 1999, primarily due to increases in interest income earned on restricted cash escrow balances and leasing commissions earned with respect to Dearborn Center.

Interest expense increased $4.4 million, or 40.6%, to $15.3 million during the three months ended September 30, 2000. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 2000 and 1999 and the impact of increases in market interest rates on our variable rate debt.

General and administrative expense increased $0.7 million, or 44.3%, to $2.4 million during the three months ended September 30, 2000. The increase was due to the capitalization of 1999 salaries and benefits related to the Company's computer systems conversion.

For the three months ended September 30, 2000, the net gain on sales of certain real estate was $8.3 million, as described in "Recent Developments." For the three months ended September 30, 1999, the gain on sales of real estate was $48.1 million.

Income allocated to minority interests decreased $17.8 million, or 79.2%, to $4.7 million for the three months ended September 30, 2000 due to a decrease in income before minority interests and extraordinary items of $43.0 million, or 75.0%, to $14.4 million. The decrease in income before minority interests and extraordinary items is due to the results of sales of real estate and to the Additional Properties for Three Months and Sold Properties for Three Months and the effects they had on revenue and expenses, as described above.

The extraordinary losses on extinguishment of debt, net of minority interests, was $0.9 million for the three months ended September 30, 2000, due to the write-off of unamortized deferred financing fees related to mortgage debt repaid upon the sale of certain properties.

Net income decreased $25.3 million, or 74.2%, to $8.8 million for the three months ended September 30, 2000 due to the changes in revenue, expenses, net gain on sales of real estate, minority interests, and extraordinary losses on extinguishment of debt described above associated with acquisitions, dispositions, and new leasing and releasing of tenant space.

Results of Operations: Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

In analyzing the operating results for the nine months ended September 30, 2000, rental and tenant reimbursement income, property operating expenses, real estate taxes, and depreciation and amortization increased from 1999 primarily due to a full nine months of operating results in 2000 for eight properties acquired and two properties placed in service in 1999; the addition of a partial nine-month's worth of operating results for five properties acquired and three properties placed in service in the first nine months of 2000; and the consolidation of the office property known as 180 N. LaSalle in Chicago, Illinois, commencing August 1, 2000 (collectively, the "Additional Properties for Nine Months"). These increases are offset by decreases principally due to the sale of eleven properties in 1999; only a partial nine-month's worth of operating results for fifteen properties and one parking facility sold in the first nine months of 2000; and the sale of 50% interest in the third quarter of 1999 for one property that was included in operating results for the nine months ended September 30, 1999, but is accounted for on the equity method of accounting in 2000 (collectively, the "Sold Properties for Nine Months").

For the nine months ended September 30, 2000, rental revenue increased
$2.2 million, or 2.2%, to $101.3 million, tenant reimbursement income increased $10.4 million, or 26.6%, to $49.5 million, other property revenue increased $0.5 million, or 8.1%, to $6.0 million, property operating expenses increased $6.2 million, or 18.6%, to $39.4 million, real estate tax expense increased $3.4 million, or 12.8%, to $29.8 million and depreciation and amortization increased $3.4 million, or 13.4%, to $28.8 million as compared to the nine months ended September 30, 1999. The Additional Properties for Nine Months resulted in increased rental income of $29.4 million, tenant reimbursement income of $18.2 million, other property revenue of $1.9 million, property operating expenses of $10.2 million, real estate tax expense of $9.0 million, and depreciation and amortization of $9.0 million for the nine months ended September 30, 2000. The Sold Properties for Nine Months resulted in decreased rental income of $24.0 million, tenant reimbursement income of $10.2 million, other property revenue of $0.7 million, property operating expenses of $4.4 million, real estate tax expense of $7.6 million, and depreciation and amortization of $7.1 million for the nine months ended September 30, 2000.
For properties held for a full nine months in both 2000 and 1999, rental revenue decreased $3.2 million, primarily due to less revenue from lease terminations in the first nine months of 2000 as compared to the first nine months of 1999. Tenant reimbursement income increased $2.4 million, other property revenue decreased $0.7 million, property operating expenses increased $0.4 million, real estate taxes increased $2.0 million, and depreciation and amortization increased $1.5 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

Mortgage note interest income increased 1.0%, to $4.9 million for the nine months ended September 30, 2000, as compared to the same period in 1999, due to the additional advances on the first mortgage note held encumbering the office property known as 180 North LaSalle in Chicago, Illinois, offset by the acquisition of the second mortgage on the property and the property being consolidated as of August 1, 2000.

Other revenue increased $2.9 million, or 93.1%, to $6.1 million for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to increases in interest income earned on restricted cash escrow balances and leasing commissions earned with respect to Dearborn Center.

Interest expense increased $9.6 million, or 29.4%, to $42.5 million during the nine months ended September 30, 2000. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 2000 and 1999 and the impact of increases in market interest rates on our variable rate debt.

General and administrative expense increased $1.4 million, or 25.4%, to $6.9 million during the nine months ended September 30, 2000. The increase was due to the capitalization of 1999 salaries and benefits related to the Company's computer system conversion project.

For the nine months ended September 30, 2000, the net gain on sales of certain real estate was $5.7 million, as described in "Recent Developments." For the nine months ended September 30, 1999, the gain on sales of real estate was $52.5 million.

Income allocated to minority interests decreased $22.2 million, or 75.9%, to $7.1 million for the nine months ended September 30, 2000 due to a decrease in income before minority interests and extraordinary items of $54.1 million, or 67.3%, to $26.3 million. The decrease in income before minority interests and extraordinary items is due to the results of sales of real estate and to the Additional Properties for Nine Months and Sold Properties for Nine Months and the effects they had on revenue and expenses, as described above.

The extraordinary losses on extinguishment of debt, net of minority interests, was $1.3 million for the nine months ended September 30, 2000, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the sale of certain properties.

Net income decreased $32.4 million, or 64.3%, to $18.0 million for the nine months ended September 30, 2000 due to the changes in revenue, expenses, net gain on sales of real estate, minority interests, and extraordinary loss on the extinguishment of debt described above associated with acquisitions, dispositions, and new leasing and releasing of tenant space.

Historical Cash Flows

We had net cash provided by operating activities of $30.8 million and $65.5 million for the nine months ended September 30, 2000 and 1999, respectively. The $34.7 million decrease in net cash provided by operating activities was primarily due to a $32.4 million decrease in net income, a $0.3 million increase in interest income and development fees added to the mortgage note receivable principal, a $0.6 million decrease in loss on land development option, a $22.2 million decrease in income allocated to minority interests, a $11.5 million increase in other assets, a $5.0 million increase in deferred rent receivable, and a $28.8 million decrease in accrued real estate taxes. These decreases were offset by a $0.1 million increase in net equity in loss of unconsolidated investments, a $3.4 million increase in depreciation and amortization expense, a $0.6 million decrease in net gain on treasury lock terminations, a $46.8 million decrease in net gain on sales of real estate, a $0.4 million increase in extraordinary losses, a $11.5 million decrease in tenant receivables, a $1.1 million increase in accrued interest payable, and a $2.2 million increase in accounts payable and accrued expenses.

We had net cash used in investing activities of $11.3 million and $230.0 million for the nine months ended September 30, 2000 and 1999, respectively. The $218.7 million decrease in net cash used in investing activities was primarily due to a $194.0 million decrease in expenditures for real estate and equipment, principally related to property acquisitions and development, a $0.6 million decrease in leasing costs, a $1.9 million decrease in advances on the mortgage note receivable, a $25.4 million decrease in restricted cash escrows, and a $10.0 million decrease in option deposits. These decreases were offset by a $5.5 million decrease in proceeds from the sales of real estate, a $2.0 million increase for the purchase of a mortgage note receivable, and a $6.4 million increase in loans to the service company.

We had net cash used in financing activities of $12.1 million and net cash provided by financing activities of $128.2 million for the nine months ended September 30, 2000 and 1999, respectively. The $140.3 million decrease in net cash provided by financing activities was due to a $1.5 million increase in financing costs, a $15.3 million decrease in deposits recovered on treasury lock agreements, a $13.1 million decrease in proceeds from mortgage notes payable, a $35.2 million decrease in net proceeds from credit facilities, a $74.2 million increase in the repayment of mortgage notes and bonds payable, and a $0.7 million increase in distributions to preferred shareholders, common shareholders and minority interests. These decreases were offset by a $0.4 million decrease in Series A preferred shares transaction fees.

Liquidity and Capital Resources

     Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% of our taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units. We and our Operating Partnership, as applicable, have established an annual distribution rate of $1.35 per annum per common share/unit. In addition, in accordance with their terms, we pay an annual dividend of 7.5% per annum ($1.50 per share) for each Series A preferred share and 9% per annum ($2.25 per share) for each Series B preferred share.

     Credit Facilities. Our credit facilities were provided by various financial institutions, and were collateralized by first mortgages on certain properties owned by the Operating Partnership. On June 27, 2000, we paid off one credit facility totaling $7.6 million and replaced the collateral for the remaining tax-exempt bond issue with a cash escrow deposit of $9.2 million. On July 19, 2000 the remaining credit facility was paid off. We currently have no credit facilities outstanding.

     Property Sales. During the period from January 1, 2000 through November 13, 2000 we sold various office and industrial properties and vacant land parcels and used a portion of the net proceeds to acquire other office and industrial properties and land parcels, retire debt, and fund development activities. We may use the remaining proceeds and the sale of other properties to fund future acquisitions, current operations, property capital needs and development activities.

     Indebtedness. We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities ranging from 2000 through 2013.

Our variable rate debt includes $158.0 million subject to an interest rate swap agreement which effectively results in a fixed LIBOR index rate of 6.3%, $70.0 million subject to an interest rate cap at the LIBOR index rate at 8.0%, $52.0 million subject to an interest rate cap at the LIBOR index rate of 7.25%, and $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

We obtained the following new indebtedness during the nine months ended September 30, 2000:


                                                  Original
                                                 Principal
                                                  Balance                            Maturity
                  Collateral (1)               (In Millions)     Interest Rate         Date
------------------------------------------------------------------------------------------------------------

IBM Plaza                                          $30.0             (2)                2/02
Enterprise Center II (3)                             5.5         LIBOR + 2.75%          3/01
6700 Touhy Avenue (4)                                3.0         LIBOR + 2.25%          3/01
7100 Madison (4)                                     3.9             8.44%              5/10
555 Kirk Rd/1543 Abbott Dr(4)                        2.4         LIBOR + 2.25%          4/01
Pine Meadows Center - Bldg. D(4)                    11.5         LIBOR + 2.25%          4/01
Enterprise Office I (4)                              7.6         LIBOR + 2.30%          5/01
1455 Sequoia Dr (3)                                  2.0         LIBOR + 2.25%          6/02
2010 Algonquin Rd/1990 Algonquin Rd (4)              7.4         LIBOR + 2.32%          6/01
National City Center (5)                            20.0         LIBOR + 6.0%           6/03
180 North LaSalle Street (6)                        52.0         LIBOR + 3.25%          1/04

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.
(2) Interest is payable monthly at LIBOR + 4.25%, not to exceed 11%. Beginning September 2001, monthly principal payments of $150,000 are also payable. At maturity, a payment is required which will ensure that the lender achieves an 11.75% return.
(3)  Interest payable monthly, with principal due at maturity.
(4) Principal and interest payable monthly, with remaining principal due at maturity. The Company has guaranteed 25% of the loan amount.
(5) Collateralized by a pledge of a 49% ownership interest in the entity which owns National City Center. The loan may be subject to partial acceleration, if additional collateral is not in place by November 29, 2000. The Company anticipates pledging 49% of the ownership interests in 800 Jorie Boulevard, Oak Brook, Illinois, and 20% of the ownership interests in 208 S. LaSalle Street, Chicago, Illinois, as additional collateral for this loan. See "Liquidity and Capital Resources-Indebtedness" for further details and the related terms.
(6) The loan commitment totaled $64.0 million, of which $52.0 million was initially disbursed. A portion of the proceeds was used to repay an existing $20.0 million loan, and $20.3 million was deposited into various escrow accounts to pay for future capital expenditures, tenant improvements and lease commissions. We entered into an interest rate cap agreement for the full term of the loan based upon a LIBOR rate of 7.25%.

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

Funds from Operations

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are no longer adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q. The following table represents the unaudited calculation of our Funds from Operations for the three months and nine months ended September
30, 2000 and 1999:

                                                                      Three Months            Nine Months
                                                                   Ended September 30      Ended September 30
(IN THOUSANDS)                                                        2000       1999         2000       1999
                                                                   ------------------      ------------------
Net (loss) income available to common shareholders                  $ 5,777   $ 31,069     $ 8,840   $ 41,275
Adjustments to reconcile to Funds from Operations:
 Real estate depreciation and amortization                            8,302      8,022      25,003     23,443
 Straight-line rental revenue                                        (2,289)      (635)     (6,875)    (1,845)
 Straight-line rental revenue from joint venture                       (158)         -        (474)         -
 Amortization of costs for leases assumed                               206        245         623        736
 Joint venture adjustments                                              865          -       2,590          -
 Adjustments for sales of operating properties                       (8,302)   (48,125)     (3,834)   (52,482)
 Extraordinary losses on extinguishment of debt                         857        829       1,265        829
 Minority interests                                                   4,689     22,499       7,062     29,247
                                                                    ------------------     ------------------
Funds from operations excluding straight-line rental
revenue                                                               9,947     13,904      34,200     41,203
Straight-line rental revenue                                          2,289        635       6,875      1,845
Straight-line rental revenue from joint venture                         158          -         474          -
                                                                    ------------------     ------------------
Funds from Operations (1)                                           $12,394   $ 14,539     $41,549   $ 43,048
                                                                    ==================     ==================


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

     We have restated Funds from Operations for the three and nine months ended September 30, 1999 to be in accordance with the new October, 1999 white paper standard and have excluded the following previously included adjustments (in thousands): (i) net gain on treasury lock termination of $615 and (ii) loss on land development option of $600.

Inflation

Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures).

As of September 30, 2000, approximately $470.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $158.0 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0%, $70.0 million subject to an interest rate cap of the LIBOR index rate of 8.0%, $52.0 million subject to an interest rate cap at the LIBOR index rate of 7.25%, and $65.0 million subject to an interest rate collar agreement, which effectively results in a cap at 9.65% and a floor at 5.88%. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2000. For interest rate swaps and collars, the table represents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

                           Interest Rate Sensitivity
               Principal (Notional) amount by Expected Maturity
                             Average Interest Rate

                                               2000       2001      2002     2003     2004     Thereafter   Total
                                              --------------------------------------------------------------------
                                                                    (Dollars in Millions)
Assets:

Liabilities:
  Mortgage notes payable (1):
    Fixed rate                                $ 14.0   $   63.0   $  33.3   $  4.2    $ 4.5       $239.6    $358.6
    Average interest rate                      14.13%      6.83%    11.23%    7.33%    7.33%        7.40%

    Variable rate                             $ 15.4   $   76.5   $ 248.9   $ 20.0    $52.0            -    $412.8
    Average interest rate (2)
                                                8.79%      8.68%     8.50%   12.69%    9.94%           -

  Bonds payable (1):
    Variable rate                                  -   $   48.2                  -        -       $  9.0    $ 57.2
    Average interest rate (2)
                                                   -       4.82                  -        -         6.60%

  Interest rate swap agreement (1)(2):
    Notional amount                           $  1.6   $    3.2   $ 153.2        -        -            -    $158.0
    Pay rate                                    6.64%      6.64%     6.64%       -        -            -
    Fixed swap rate                             6.30%      6.30%     6.30%       -        -            -         -

  Interest rate collar agreement (1)(2):
    Notional amount                                -          -   $  65.0        -        -            -    $ 65.0
    Pay rate                                       -          -      6.63%       -        -            -
    Cap rate                                       -          -      7.50%       -        -            -
    Floor rate                                     -          -      3.73%       -        -            -

  Interest rate cap agreements (1)(2):
    Notional amount                           $ 70.0          -         -        -    $52.0            -    $122.0
    Cap rate                                    8.00%         -         -        -     7.25%           -         -

----------------

(1) See Note 4 to our consolidated financial statements in our Form 10-K for the year ended December 31, 1999 for additional information.

(2) Based upon the rates in effect at September 30, 2000 the weighted-average interest rate, including the interest rate swap and collar agreements, on our mortgage notes payable, and bonds payable at September 30, 2000 were 8.46% and 5.10%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by approximately $2.8 million.

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

Item 2.  Changes in Securities and Use of Proceeds.

         During the third quarter 2000, 268,655 common units of the Operating Partnership were exchanged for an equal number of our common shares.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

EXHIBIT
NUMBER   DESCRIPTION

3.1 Amended and Restated Bylaws of Prime Group Realty Trust, containing revisions in Sections 5.1 and 5.8 of the Bylaws in order to allow the Office of the President of the Trust to be held by more than one person.

10.1 Amended and Restated Employment Agreement dated as of September 1, 2000 among Prime Group Realty Trust (the "Company"), Prime Group Realty, L.P. (the "Operating Partnership") and Michael W. Reschke.

10.2 Amended and Restated Employment Agreement dated as of September 1, 2000 among the Company, the Operating Partnership and Richard S. Curto.

10.3 Amended and Restated Employment Agreement dated as of September 1, 2000 among the Company, the Operating Partnership and Jeffrey A. Patterson.

10.4 Amended and Restated Employment Agreement dated as of September 1, 2000 among the Company, the Operating Partnership and Louis G. Conforti.

10.5 Consent and Agreement of Prime Group Realty Trust and Prime Group Realty, L.P. dated as of September 26, 2000 among the Company, the

         Operating Partnership and Vornado PS, L.L.C.

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

         Form 8-K dated August 14, 2000 (filed on August 15, 2000;
         File No. 001-13589) announcing the engagement of financial advisors to study strategic alternatives concerning the Company.

         Form 8-K dated November 3, 2000 (filed on November 6, 2000; File No. 1.001-13589) announcing the availability of a supplemental package containing operational and financial information concerning the Company and the properties owned by it or its' subsidiaries as of June 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRIME GROUP REALTY TRUST
                                           ------------------------

                                           Registrant


Date:  November 13, 2000                   /s/ Richard S. Curto


                                           ------------------------------
                                           Richard S. Curto
                                           Chief Executive Officer


Date:  November 13, 2000                   /s/ Louis G. Conforti


                                           ------------------------------
                                           Louis G. Conforti
                                           Office of the President and
                                           Acting Chief Financial Officer