Form 10-K
period 2000-12-31
PRIME GROUP REALTY TRUST
filed 2001-04-02
CIK 1042798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          The aggregate market value of the Registrant's common shares held by non-affiliates was approximately $223,298,540 based on the per share closing price on the New York Stock Exchange for such shares on March
     27, 2001.

The number of the Registrant's common shares outstanding was 15,670,073 as of March 27, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on May 30, 2001.

================================================================================

ITEM 1.    BUSINESS

Background and General

         Prime Group Realty Trust is a fully-integrated real estate investment trust organized under the laws of the state of Maryland, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We have elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. As of December 31, 2000, we owned 25 office properties (including 1701 Golf Road, Rolling Meadows, Illinois, on which we own a second mortgage note and 180 N. LaSalle Street, Chicago, Illinois, on which we own the first and second mortgage notes, but for which we have consolidated both properties' operations) and 31 industrial properties. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois, and a 23.1% common interest in a venture that owns an office property located in Phoenix, Arizona.

         We also own approximately 204.4 acres of land of which 87.2 acres are under development. The acreage under development includes a 1.5 acre site located in the Chicago central business district on which a 1.5 million square foot office building is currently being developed. This development is owned by a joint venture with a third party and is consolidated into our operations. We also have rights to acquire approximately 173.5 acres of developable land, including rights to acquire a site located in the Chicago central business district containing approximately 58,000 square feet of land. We believe that this land could be developed to have approximately 4.6 million square feet of additional office space and approximately 4.1 million square feet of additional industrial space. We also own equity interests in two development joint ventures which plan on developing 1.2 million square feet of office space in downtown Chicago and 0.2 million square feet of office space in suburban Chicago.

         We were formed on July 21, 1997 as a Maryland real estate investment trust, and on November 17, 1997, completed our initial public offering of our common shares. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

         We are the managing general partner of, and currently hold 59.3% of the common interests in, Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership, except for certain leasing, corporate advisory, construction, painting, architectural and third party property management services, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively, the "Services Company") which we have a 95% economic ownership interest. As of January 1, 2001, the Services Company became a wholly-owned subsidiary of the Operating Partnership.

Tax Status

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we will not be subject to federal income tax at the corporate level on income we distribute to our shareholders as long as we distribute 95% (90% for years beginning after December 31, 2000) of our taxable income (excluding any net capital gain) each year. Since our inception, we believe that we have complied with the tax rules and regulations to maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property.

Business and Growth Strategies

         Review of Strategic Alternatives. In response to several inquiries from companies interested in a potential strategic transaction with us, our Board of Trustees (our "Board") engaged a team of financial advisors to assist us in studying several strategic alternatives. We have received several expressions of interest from third parties, including interest in pursuing portfolio asset sales, as well as joint venture and merger possibilities. As part of this process, we are presently engaged in contract negotiations with a third party to sell our suburban office and industrial portfolios. Any definitive contract entered into is expected to provide the buyer with approximately a 45 to 60-day due diligence period before it becomes a binding contract. Significant modifications to the contract could be made during the due diligence period. There can be no assurance that the transaction will ultimately be consummated with the third party or that senior management and our Board would find any proposed modifications arising out of the third party's due diligence acceptable.

         With regard to our other potential strategic transactions, our senior management and our Board are still reviewing and evaluating other third-party proposals. Our goal is to achieve an optimal result for our shareholders which may include the continued implementation of our primary business strategy, as discussed below. Net proceeds from any transaction are anticipated to be utilized to repay debt and/or repurchase our shares and/or be distributed to our shareholders and the common unit holders of our Operating Partnership. A portion of any proceeds may also be utilized for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

         In December 1999, and prior to the commencement of our exploration of strategic alternatives discussed above, our Board approved the repurchase of up to $250.0 million of our outstanding shares. No repurchases of outstanding shares are currently being undertaken. Depending on the size of a consummated strategic alternative transaction and available cash, our Board may approve a larger or lesser dollar amount for a share repurchase. If approved by the Board, any shares being repurchased may be repurchased by a tender offer or from time to time in open market and privately-negotiated purchases, subject to applicable securities laws.

         Ongoing Operations. With respect to our ongoing operations, our continuing business strategy is to achieve our investment and growth objectives by focusing on the operation, development, management and selective acquisition of office and industrial real estate located primarily in the Chicago metropolitan area. To implement this strategy, we intend to continue to:

         . acquire, redevelop, lease, manage and operate Class A office buildings that have below market rents and, therefore, provide the opportunity to enhance returns as leases expire or are renewed;

         . develop Class A office buildings in prime locations with significant leasing potential;

         . selectively acquire distressed, under-performing or under-managed Class B office buildings in desirable locations and improve the income potential of such assets by raising them to a higher operating standard through value-added renovation programs, professional property management and aggressive leasing, retenanting and marketing efforts;

         . selectively acquire properties or portfolios of properties from tax-sensitive owners where the properties can be acquired on a tax-deferred basis using common units of limited partner interests in the Operating Partnership, as purchase consideration; and

         . own, develop, redevelop, acquire, lease, manage and operate bulk warehouse/ distribution facilities.

         Class A office buildings are centrally located, professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates and are modern structures or have been modernized to compete with newer buildings. Class B office buildings have good locations, are well constructed, have quality tenants and are sometimes considered to be competitive with the lower spectrum of Class A buildings.

         We believe that we can draw upon our extensive experience and long-term presence in the Chicago metropolitan area to create a strategic advantage in competing for future development and acquisition opportunities.

         As evidence of this, we commenced construction of our Dearborn Center development in April 2000. This state of the art office building will be located in downtown Chicago and will contain approximately 1.5 million rentable square feet. It is approximately 63% pre-leased and is expected to be available for occupancy by the end of the third quarter of 2002.

         Operating Strategy. We will continue to focus on enhancing our property level operating income by:

         . engaging in pro-active leasing programs and effective property management;

         . managing operating expenses through the use of in-house management expertise;

         . maintaining and developing long-term relationships with a diverse tenant group;

         . attracting and retaining motivated employees by providing financial and other incentives;

         . continuing to emphasize value-added capital improvements to enhance our properties' competitive advantages in their submarkets; and

         .  maximizing the cash flow of our properties.

         Development Strategy. As opportunities arise and where market conditions support a favorable risk-adjusted return on investment, we intend to pursue opportunities for growth through the development of new office and industrial properties and the acquisition and renovation of distressed Class B office buildings. We believe that the strength and experience of our management in the development of office and industrial properties will provide us with a competitive advantage in evaluating and pursuing opportunities to develop additional properties. During the next few years, we expect that any additional development activities we undertake will be focused on office and industrial properties in the Chicago metropolitan area.

         Based on ongoing marketing activities and discussions with prospective tenants, we expect that over the next several years there will be significant demand from several large tenants that are unable to find large blocks of contiguous Class A office space in downtown Chicago which may lead to office development opportunities. These will be somewhat tempered in the near term by current developments underway. We believe that our significant land holdings and land option rights will provide us with a distinct advantage in competing for future development opportunities as they arise.

         Acquisition Strategy. Given the number of projects currently in the development phase, economic conditions, our capital availability and current pricing, we anticipate our acquisitions over the next year will be modest. Certain tax-deferred exchanges, however, may be desirable in connection with property sales in order to eliminate or minimize any payments required under existing tax indemnification agreements. Our criteria for acquiring additional office and industrial properties include a focus on acquiring properties that:

         . provide attractive initial yields and significant potential for growth in cash flow from property operations;

         . are well-located, of high quality and competitive in their respective submarkets;

         . are located in our existing submarkets and/or in other strategic submarkets where the demand for office and industrial space exceeds available supply; and

         . have been under-managed or are otherwise capable of improved performance through intensive management, marketing and leasing.

         We plan to concentrate any acquisition activities in the Chicago metropolitan area. Each acquisition opportunity will be reviewed to evaluate whether it meets one or more of the following criteria:

         . potential for higher occupancy levels and/or rents as well as for lower tenant turnover and/or operating expenses;

         . ability to generate returns in excess of our weighted average cost of capital, taking into account the estimated costs associated with renovation and tenant turnover (i.e., tenant improvements and leasing commissions); and

         .  purchase prices at or below estimated replacement cost.

         We believe we have certain competitive advantages that enhance our ability to identify and complete acquisitions on a timely and efficient basis, including:

         . our management's significant local market experience with, and knowledge of, properties, submarkets and potential tenants;

         . our management's long-standing relationships with commercial real estate brokers and institutional and other owners of commercial real estate in the Chicago metropolitan area;

         . our fully-integrated real estate operations, which allow us to quickly evaluate and respond to acquisition opportunities;

         . our management's reputation as an experienced purchaser of office and industrial properties with the ability to execute transactions in an efficient and timely manner; and

         . our ability to add a number of office and industrial properties to our portfolio without the need for a significant increase in overhead, due to our expertise and depth of management.

         Financing Strategy. Our financing policy has the following targets: (i) a minimum interest coverage ratio of at least 2.0, (ii) a minimum fixed coverage charge ratio of at least 1.60, (iii) a ratio of debt-to-net asset value of no more than 50%, and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $10.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board, and, in some instances, are adjusted over time pursuant to a schedule set by our Board. The above targets do not bind the Board and do not mean that we will operate within each of the ratios at all times. Our Board has approved in the past and has the authority to approve in the future, transactions and other actions which will cause us to not be in compliance with this policy.

         At present, we are not in compliance with any of the above targets. Our financing policy may be altered without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

         We intend to use one or more sources of capital for future acquisitions and development activities. These capital sources may include undistributed cash flow, property specific non-recourse debt, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities, other bank and/or institutional borrowings or proceeds from the sale or joint venture of assets.

Recent Developments

                  During 2000, we acquired, placed in service or sold the following office and industrial properties and parcels of land:

                                                               Net       Aquisition(1)/
                                                             Rentable     Development      Mortgage         Month
                                                              Square    Cost/Sales Price   Debt (in       Acquired/
               Property                Location             Feet/Acres    (In Millions)    Millions         Sold
- --------------------------------------------------------------------------------------------------------------------
Acquired
Office:

  Enterprise Center II                 Westchester, IL          62,559       $  9.2         $  5.5         January
  7100 Madison                         Willowbrook, IL          51,160          5.4            3.9          April

Industrial:
  6700 Touhy Avenue                    Niles, IL               120,000          5.0            3.0          March
  555 Kirk Road (2)                    St. Charles, IL          62,400          2.6            1.6          April
  1543 Abbott Drive (2)                Wheeling, IL             43,930          1.4            0.9          April
                                                         -----------------------------------------------
Total office and industrial acquired                           340,049       $ 23.6         $ 14.9
                                                         ===============================================

Land:
  Libertyville Office II               Libertyville, IL      7.5 Acres       $  1.2         $   -          January
  Carol Stream (3)                     Carol Stream, IL     29.6 Acres          3.8             -           March
  Aurora (4)                           Aurora, IL            6.1 Acres          0.5             -           June
  Libertyville Industrial              Libertyville, IL      3.0 Acres          0.5             -          November
                                                         -----------------------------------------------
                                                            46.2 Acres       $  6.0         $   -
                                                         ===============================================

Developments placed in service
Office:
  Pine Meadows Center -Bldg. C         Libertyville, IL         22,685       $  2.2         $  1.5           May
Industrial:
  2000 USG Drive                       Libertyville, IL        242,200          9.3            5.8          April
  1455 Sequoia Drive (5)               Aurora, IL              257,600          9.4            5.0         August
                                                         -----------------------------------------------
Total developments placed in service                           522,485       $ 20.9         $ 12.3
                                                         ===============================================

Sold
Office:
  201 4th Avenue North (6)             Nashville, TN           250,566                                      April
  625 Gay Street (6)                   Knoxville, TN            91,426                                      April
  4823 Old Kingston Pike (6)           Knoxville, TN            34,638                                      April
  398 Unit Parking Facility (6)        Knoxville, TN                 -                                      April
                                                         -----------------------------------------------
                                                               376,630       $ 20.2         $ 17.3
  122 South Michigan Avenue (7)        Chicago, IL             350,659         29.9           14.0         August
  33 North Dearborn (8)                Chicago, IL             302,818         35.2           18.0        September
  4100 Madison (9)                     Hillside, IL             24,551          0.9             -         December
                                                         -----------------------------------------------
Total office sold                                            1,054,658         86.2           49.3

Industrial:
  2160 McGaw Road (10)                 Obetz, OH               310,100                                      June
  4849 Groveport Road (10)             Obetz, OH               132,100                                      June
  2400 McGaw Road (10)                 Obetz, OH                86,400                                      June
  5160 Blazer Memorial Parkway (10)    Dublin, OH               85,962                                      June
  4411 Marketing Place (10)            Columbus, OH             65,804                                      June
  600 London Road (10)                 Delaware, OH             52,441                                      June
                                                         -----------------------------------------------
                                                               732,807         16.8            7.5
  320 Fullerton Avenue (11)            Carol Stream, IL        263,208         13.0            7.2        September
  2000 USG Drive (12)                  Libertyville, IL        242,200         11.2            5.8        September
  475 Superior Avenue (14)             Munster, IN             450,000         12.6             -         September
                                                         -----------------------------------------------
Total industrial sold                                        1,688,215         53.6           20.5
                                                         -----------------------------------------------
Total office and industrial sold                             2,742,873       $139.8         $ 69.8
                                                         ===============================================

Land:
  Carol Stream Land (13)               Carol Stream, IL     46.1 Acres       $  7.4         $   -           March
  475 Superior Avenue (14)             Munster, IN           9.6 Acres          0.8             -           June
  Pine Meadows Center- Bldg. E (15)    Libertyville, IL      5.3 Acres          1.2             -         December
  300 West Monroe Street and 25 and 77
    South Wacker Drive (16)            Chicago, IL           1.4 Acres         50.0           28.0        December
                                                         -----------------------------------------------
                                                            62.4 Acres       $ 59.4         $ 28.0
                                                         ===============================================
Retail Center:
  371-385 Gary Avenue (17)             Carol Stream, IL         11,276       $  1.1         $   -           March
                                                         ===============================================

(1) Acquisition cost includes cash paid at closing, the proceeds of a mortgage note payable plus prorations and accrued real estate taxes.

(2)      Both properties secure a mortgage debt in the amount of $2.5 million.

(3) We acquired this parcel from a minority interest common unit holder of our Operating Partnership for a total purchase price of $3.8 million paid in common units (see note 13 below).

(4) We have contracts that require us to purchase an additional 101.8 acres by June 2003. Certain minimum installment payments are required; however, the timing of purchases is at our discretion. These purchases are a part of these contracts. In conjunction with this purchase, we paid off a $0.6 million mortgage loan funded upon acquisition of 7.5 acres in November 1999.

(5) On June 13, 2000, we opened a construction loan, with a total loan commitment of $6.0 million, for this development project. As of December 31, 2000, $5.0 million had been drawn on the loan. This development was placed in service on August 1, 2000.

(6) These properties were sold in a single transaction with a total sales price of $20.2 million, resulting in a loss of approximately $4.4 million. A portion of the proceeds was used to pay off $17.3 million of tax-exempt bonds.

(7) We sold this property for $29.9 million, resulting in a gain of approximately $2.4 million.

(8) We sold this property for $35.2 million, resulting in a gain of approximately $1.4 million.

(9) We sold this property for $0.9 million, resulting in a gain of approximately $0.6 million.

(10) These properties were sold in a single transaction with a total sales price of $16.8 million, resulting in a gain of approximately $0.1 million. The proceeds were used to pay off a $7.5 million line of credit and $9.2 million was deposited into an escrow as collateral for existing tax-exempt bonds. The escrow was subsequently reduced to $6.5 million due to a reduction in the lender's collateral requirements.

(11) We sold this property for $13.0 million, resulting in a gain of approximately $1.4 million.

(12) We sold this property for $11.2 million, resulting in a gain of approximately $1.9 million.

(13) We sold this land for a total sales price of $7.4 million, resulting in a gain of approximately $1.2 million

(14) We sold this property for $12.6 million, resulting in a loss of approximately $0.4 million. In addition, we sold a parcel of land adjacent to the property for $0.8 million, resulting in a gain of approximately $0.6 million. A portion of the proceeds from the sale of the land parcel was used to repay $0.7 million from a credit facility.

(15) We formed a joint venture with Multi-Employers Development Partnership, L.P. to develop the remaining two, three-story office buildings at our Pine Meadows Corporate Center in Libertyville, Illinois. The two buildings to be constructed will contain 202,000 rentable square feet. We have a 10% interest in the joint venture and, upon completion of the buildings, we will receive ongoing management fees and a proportionate share of the earnings of the joint venture. On December 21, 2000, we contributed one of the two parcels of land. In exchange for our contribution, we received an initial capital account of $0.2 million, resulting in a gain of $0.4 million. We have provided a guarantee to the joint venture for hard construction cost overruns, if any. We are recording our investment in the new joint venture using the equity method of accounting for investments in joint ventures.

(16) On December 22, 2000, we contributed these parcels of land and two related mortgage notes totaling $28.0 million to a newly formed joint venture with an affiliate of Pritzker Realty Group, L.P. In exchange for our contribution, we received an initial capital account of $21.0 million. The value of our interest in the venture also includes an additional ascribed value of $13.0 million relating to Pritzker's commitment to cause it and its affiliates to enter into leases in the development for at least 300,000 square feet once the proposed building is constructed. As a result of this contribution, we recorded a loss of $7.7 million representing the difference between our book value at the date of contribution, net of the $28.0 million of debt, and the total value of our interest in the joint venture. The joint venture intends to construct an approximately 1.2 million square foot office building on the site. We are recording our investment in the new joint venture using the equity method of accounting.

(17) We sold this property for $1.1 million, resulting in a loss of approximately $0.1 million.

         The Aurora land contracts require us to purchase an additional 101.8 acres over a remaining three year period, with the last of such acquisitions to occur by June 26, 2003, for additional consideration of $8.4 million. Certain minimum installment payments are required; however, the timing of purchases is at our discretion. During 2000, we made four installment payments totaling $0.7 million.

         Our credit facilities were provided by various financial institutions, and were collateralized by first mortgages on certain properties owned by our Operating Partnership. We currently have no credit facilities outstanding.

         On January 1, 1998, we provided our Services Company a $5.0 million line-of-credit, which accrued interest at LIBOR plus 3%, required monthly principal and interest payments from available cash flow, as defined, and matured on January 1, 2001. The line was renewed on January 1, 2001 with the same terms and a new maturity of January 1, 2004. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 2000, the line-of-credit had $4.7 million outstanding.

         We received $290.0 million in construction financing commitments, consisting of a $65.0 million mezzanine facility (with an initial draw of $7.7 million having funded on January 22, 2001) and a construction loan ranging from $220.0 million to $230.0 million (with a maximum loan amount of $225.0 million if the mezzanine facility is fully funded) for a 1,525,000 square foot office building development project in Chicago, Illinois known as Dearborn Center. Dearborn Center was approximately 47% percent leased at December 31, 2000, and in February 2001, an additional lease for 213,000 square feet was signed, increasing the percent leased to 63%. This development is anticipated to be completed by the end of the third quarter of 2002. As a result of obtaining the financing commitment and zoning approval, we recorded $2.0 million of income, representing our share of the leasing commissions recognizable for financial reporting purposes for the year ended December 31, 2000. Recognition for financial reporting purposes has been limited to the amount of at-risk capital of our minority partner in the partnership which owns this project. The mezzanine facility bears interest at an initial pay rate of 12% (up to 50% of which, but not more than $10.0 million, may be funded from the mezzanine facility) with an additional accrual rate ranging from 9.5% to 13%, dependent upon certain leasing thresholds. The facility matures in January 2004. The construction loan bears interest ranging from LIBOR plus 2.25% up to 2.65%, dependent upon achieving certain leasing thresholds, and matures in January 2004. We have guaranteed $60.0 million of the construction loan amount. Both loans contain a liquidity covenant requiring us to maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter beginning with the end of the fiscal quarter ended December 31, 2000.

         In February, 2001, Dearborn Center and Citadel Investment Group, L.L.C. ("Citadel") entered into a lease of certain space at Dearborn Center. As a part of such lease, Dearborn Center agreed to reimburse Citadel for its financial obligations as the tenant under an existing lease at an unrelated property. This existing lease has a term of ten years and nine months and has a total nominal gross rental obligation of approximately $77.8 million over the term of the lease. As a condition to granting their consent to the Citadel lease, the project lenders required that (a) Dearborn Center deposit, over time, an additional $6.8 million in escrow with the lenders to be used to pay for certain costs that could be incurred in connection with the subleasing of the Citadel space under the existing lease at One North Wacker Drive, a Class A office building located in Chicago, Illinois, and (b) that $2.0 million of an escrow already established with the lenders be used to pay for certain leasing commissions and tenant improvement costs related to the Citadel space at Dearborn Center.

         On July 12, 2000, we refinanced the $20.0 million loan collateralized by a pledge of the first mortgage loan we hold which is secured by the property known as 180 North LaSalle Street in Chicago, Illinois. The new loan totaled $64.0 million, of which $52.0 million was initially disbursed. In March 2001, the maximum loan amount was modified to $60.0 million and the remaining $8.0 million was funded. An initial portion of the proceeds of this loan was used to repay the original $20.0 million loan, and $20.3 million was deposited into various escrow accounts to pay for future capital expenditures, tenant improvements and lease commissions. Restricted cash escrows at December 31, 2000 include $5.8 million related to these escrows. We have entered into an interest rate cap agreement for the full term of the loan based upon a LIBOR index rate of 7.25%.

         On August 1, 2000, pursuant to an option granted on December 16, 1997 and later amended, we acquired the existing $85.0 million second mortgage loan encumbering 180 North LaSalle Street for $1.3 million in cash. We also redeemed and cancelled $0.7 million worth of common units of our Operating Partnership (45,287 common units), which were previously issued pursuant to the option. As a result of us now owning the first and second mortgage notes encumbering 180 North LaSalle Street, we receive all of the economic benefits from our interest in the property and began consolidating the operations of the property, effective August 1, 2000. We also have an option to purchase the property during the period from January 15, 2004 to February 15, 2004.

         On August 8, 2000, an affiliate of one of our Board members exchanged 927,100 general partner interest common units of our Operating Partnership for 927,100 limited partner interest common units. These limited partner interest common units are exchangeable on a one-for-one basis, for our common shares or, at our option, cash equal to the fair market value of a common share at the time of exchange. In connection with the modification, the tax indemnification agreement with the affiliate (pursuant to which the Operating Partnership must indemnify the affiliate for, among other things, income or gain which the affiliate might realize upon the refinancing or sale by the Operating Partnership of certain properties contributed to it at our initial public offering by such affiliate) entered into at our initial public offering in November 1997, was amended to provide that the tax indemnification that may be required to be paid by our Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from our initial public offering. In addition, the affiliate's put option agreement allowing the affiliate to put the general partner common units to our Operating Partnership was terminated.

         On August 10, 2000, we entered into a modification agreement related to the letters-of-credit which credit enhance some of our industrial development revenue bonds. This modification, among other things, eliminates certain financial covenants from the documents and provides, effectively, for the acceleration of the related maturity date of the letter-of-credit from February 2002 to April 2001. It also required a mortgage of the 475 Superior Avenue property in Munster, Indiana as additional collateral. When the 475 Superior Avenue property was sold in September, 2000, $10.0 million was placed in escrow with the letter-of-credit issuer as cash collateral.

         On or about September 26, 2000, an affiliate of The Prime Group, Inc. ("PGI") closed on the purchase of the 40% partnership interest held by an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone"), in Primestone Investment Partners L.P. ("Primestone"). Primestone owns 7,944,893 limited partner common units (the "Primestone Units") of our Operating Partnership and was created in connection with our initial public offering as a joint venture between affiliates of PGI and Blackstone. PGI is a privately held company controlled by Michael W. Reschke, the Chairman of our Board. Primestone secured financing for the transaction from affiliates of Prudential Securities Incorporated and Vornado Realty Trust ("Subordinate Lender"). As a result of the transaction, PGI is now the 100% owner of Primestone, making PGI the Operating Partnership's second largest equity holder through the Primestone Units. The Primestone Units are convertible into our common shares, on a one-for-one basis or, at our option, in cash equal to the fair market value of a common share at the time of exchange.

         As part of the financing for the transaction, PGI's lenders requested certain consents and other agreements relating to us, including:

(i) a waiver of the 9.9% common share ownership limitation set forth in our charter and certain Maryland anti-takeover statues in the event the Subordinate Lender obtains ownership of the Primestone Units after a foreclosure or similar action;

(ii) a right of the Subordinate Lender to receive a position on our Board (which position is subject to re-election by our shareholders in the same manner as all other Trustees) in the event that (a) our Board concludes, no earlier than six months after closing of the financing, that we are not likely to execute a strategic transaction within twelve
         (12) months after the closing of the financing pursuant to its previously announced review of strategic alternatives, or (b) such a strategic transaction is not consummated within such twelve (12) month period;

(iii) the shortening of certain time periods of notice under our Operating Partnership's partnership agreement in the event either lender forecloses on the Primestone Units and elects to exchange such units for our common shares; and

(iv) in the event of a bankruptcy of Primestone, us, PGI or certain of PGI's affiliates, or in the event the Subordinate Lender becomes the owner of the Primestone Units after a successful foreclosure action, that Mr. Reschke and Richard S. Curto, our Chief Executive Officer and one of our Trustees, have agreed to tender their resignations to our Board, which resignations may be rejected at the election of a majority of our Board, in their sole and absolute discretion.

         To address the Subordinate Lender's request, our independent Trustees retained Merrill Lynch & Co. and independent legal counsel to advise the independent Trustees as to the reasonableness and fairness of such requests. The independent Trustees consented to such requests provided that the Subordinate Lender agreed to certain conditions to protect us. These conditions included a standstill agreement, which does not allow the Subordinate Lender or any of its affiliates to own our common shares, or partnership units in our Operating Partnership, except for the Primestone Units, in the event of a change of ownership following a successful foreclosure.

         On December 21, 2000, we formed a joint venture with a partnership comprised of several union pension funds. The venture was created to develop the remaining two, three-story office buildings at our Pine Meadow Corporate Center in Libertyville, Illinois. The pension funds provided 90% of the equity capital for the joint venture and we have invested 10% and will be the joint venture's managing member. The two buildings to be constructed will contain 202,000 rentable square feet, and together have a projected development cost of approximately $26.0 million. We have provided a guarantee to the joint venture for hard construction cost overruns, if any. Once completed, we will receive ongoing management fees and a proportionate share of the earnings of the joint venture.

         On December 22, 2000, we contributed 1.4 acres of land in downtown Chicago, Illinois and two related mortgage notes totaling $28.0 million to a newly formed joint venture with an affiliate of Pritzker Realty Group, L.P. ("Pritzker"). In exchange for our contribution, we received an initial capital account of $21.0 million. The value of our interest in the venture also includes an ascribed value of $13.0 million relating to Pritzker's commitment to cause it and its affiliates to enter into leases in the development for at least 300,000 square feet once the proposed building is constructed. The joint venture intends to construct an approximately 1.2 million square foot office building on the site.

                  During 2000, we incurred the following new indebtedness:

                                                      Original Loan
                                                    Commitment Amount
                Collateral (1)                        (In Millions)          Interest Rate         Maturity Date
- --------------------------------------------------------------------------------------------------------------------
IBM Plaza                                                 $30.0                     (2)                 2/02
Enterprise Center II (3) (10) (11)                          5.5              LIBOR + 2.75%              3/01
6700 Touhy Avenue (4) (9) (10)                              3.0              LIBOR + 2.25%              3/01
7100 Madison (4)                                            3.9                      8.44%              5/10
555 Kirk Rd/1543 Abbott Dr.(4) (9) (10)                     2.5              LIBOR + 2.25%              4/01
Pine Meadows Center - Bldg. D (4) (9)(10)(12)              11.5              LIBOR + 2.25%              4/01
Enterprise Office I (4) (9) (10)                            7.6              LIBOR + 2.30%              5/01
1455 Sequoia Drive (3) (13)                                 6.0              LIBOR + 2.25%              6/02
2010 Algonquin Rd/1990 Algonquin Rd (4) (9)(10)             7.4              LIBOR + 2.32%              6/01
National City Center/208 S. LaSalle/Jorie                  20.0              LIBOR + 6.0%               6/03
  Plaza (3) (5)
180 North LaSalle Street (6)                               64.0              LIBOR + 3.25%              1/04
33 W. Monroe (3) (7)                                       67.0              LIBOR + 1.50%             11/05
33 W. Monroe (3) (8)                                       12.5              LIBOR + 4.50%             11/03
Jorie Plaza (4)                                            22.8                      8.33%             12/10


(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2) Interest is payable monthly at LIBOR plus 4.25%, not to exceed 11%. Beginning September 2001, monthly principal payments of $150,000 are also payable. At maturity, a payment is required which will ensure that the lender achieves an 11.75% return.

(3)    Interest is payable monthly, with principal due at maturity.

(4) Principal and interest are payable monthly, with the remaining principal due at maturity.

(5) Collateralized by a pledge of a 49% ownership interest in the entity which owns National City Center, Cleveland, Ohio, 49% of the ownership interests in 800 Jorie Boulevard, Oak Brook, Illinois, and 20% of the ownership interests in 208 S. LaSalle Street, Chicago, Illinois.

(6) The loan commitment totaled $64.0 million (subsequently reduced in March 2001 to $60.0 million), of which $52.0 million was initially disbursed. A portion of the proceeds was used to repay an existing $20.0 million loan, and $20.3 million was deposited into various escrow accounts to pay for future capital expenditures, tenant improvements and lease commissions. We entered into an interest rate cap agreement for the full term of the loan based upon a LIBOR rate at 7.25%.

(7) This loan is subject to an interest rate cap agreement of LIBOR at 6.50%. The Operating Partnership has guaranteed $3.0 million of our loan until certain space is re-leased.

(8) This loan is subject to an interest rate cap agreement of LIBOR at 8.35%, 8.75% and 9.0% for loan years one, two and three, respectively. The Operating Partnership has guaranteed $3.5 million of this loan (the guaranty can be reduced to $2.5 million upon the re-leasing of certain space). This loan is collateralized by a pledge of our ownership interest in the entity that owns 33 West Monroe, Chicago, Illinois.

(9)     We have guaranteed 25% of the loan amount.

(10) The loan can be converted to a fixed rate loan and extended for an additional four years, subject to certain financial covenants.

(11) The loan was refinanced in February 2001 with a $6.0 million note bearing interest at a fixed rate of 7.63% and maturing in March 2011.

(12) The loan was refinanced in March 2001 with a $11.5 million note bearing interest at a fixed rate of 7.63% and maturing in March 2011.

(13) This is a $6.0 million loan commitment, of which $5.0 million was drawn as of December 31, 2000. This loan is guaranteed by the Operating Partnership.

Segment Reporting Data

         See Note 13 to our consolidated financial statements for a discussion of our operating segment data for the years ended December 31, 2000, 1999 and 1998.

Competition

         We compete with many other owners and developers of real estate. Some of our competitors may have greater resources and more experience than we. In addition, the number of competitive properties in any particular market or submarket in which our properties are located could have a material adverse effect on both our ability to lease space at our properties or any newly-acquired property and on the rents charged at our properties. We believe that we are one of a limited number of publicly-traded real estate companies primarily focusing on the office and industrial market in the Chicago metropolitan area.

Services Company

         The Services Company was formed in March 1997 under the laws of the state of Maryland. The Operating Partnership owned 100.0% of the nonvoting preferred stock of the Services Company, representing 95.0% of its economic value and also has a $4.8 million promissory note issued from Services Company in connection with its formation. We have also provided a $5.0 million line-of-credit to the Services Company. The ownership structure permitted us to share in the Services Company's income and also maintain our status as a REIT for federal income tax purposes. We received substantially all of the economic benefit of the businesses carried on by the Services Company as we had the right to receive dividends through the operating partnership's investment in the preferred stock. However, we did not elect the Services Company's officers or directors and, consequently, did not have the ability to control the operations of the Services Company or require the declaration of dividends. No dividends have been received since inception of the Services Company.

         For the year beginning January 1, 2001, the Services Company will elect to be treated as a Taxable REIT Subsidiary (as defined in the Code). We are allowed to own up to 100 percent of the common voting stock of a Taxable REIT Subsidiary. Therefore, as of January 1, 2001, the common stock of the Services Company was transferred to us from Michael W. Reschke, our Chairman, and Richard
S. Curto, our Chief Executive Officer, to the Operating Partnership in exchange for the Operating Partnership's assumption of the notes receivable totaling $50,000 plus interest from Mr. Reschke and Mr. Curto which they had provided to the Services Company as consideration for their purchase of their shares of common stock. The Operating Partnership paid to the Services Company the full amount due on such notes receivable and the Services Company redeemed the preferred stock held by the Operating Partnership. As a Taxable REIT Subsidiary, the Services Company can provide services to tenants of the REIT's properties, even if such services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from such properties to be treated as other than rents from real property.

         The Services Company provides certain corporate advisory, management, leasing, tenant improvement construction, painting and tenant representation services to third parties. The Services Company's leasing division provides leasing services for certain of our properties and for other property owners. The Services Company's tenant improvements division provides construction management services for tenant improvements, renovations and other construction related services in connection with our owned, acquired, developed or managed properties. The Services Company's consulting division provides marketing consultation and sales training to companies wishing to market their products and services to owners of real estate.

Government Regulations

         Environmental Matters. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

         We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. These properties are in remediation programs sponsored by the appropriate state environmental agencies. PGI has contractually agreed to retain liability, and indemnify us, for the costs of environmental remediation with regard to these industrial properties, which environmental consultants have estimated will cost, in the aggregate, up to $3.2 million. Based on such estimates, certain properties PGI contributed recorded provisions for environmental remediation costs totaling $3.2 million in 1997 prior to their contribution. During 1997, PGI initiated lawsuits against a former owner (who is also a former tenant) of one of the properties and an environmental consultant to cover the cost of the remedial action plans. On February 20, 1998, PGI reached an agreement with the former owner and received a $1.8 million settlement payment, in addition to $0.5 million previously paid as a reimbursement for costs. In 1998, PGI sued a current tenant of one of the properties to recover the cost of certain remedial action plans. During 2000, we incurred $0.1 million of costs related to the above remediation and for which we are due reimbursement from PGI.

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

         We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of our environmental assessments of our properties have revealed any environmental liability that, after giving effect to the contractual indemnities and escrows described above, we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our ability to make expected distributions to shareholders could be adversely affected.

         Costs of Compliance with Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements; however, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions to shareholders could be adversely affected.

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

Employees

         As of December 31, 2000, we had approximately 210 full-time employees. We believe that our relations with our employees are satisfactory.

ITEM 2.   PROPERTIES

General

         As of December 31, 2000, we owned 25 office properties (including 1701 Golf Road, Rolling Meadows, Illinois, on which we own a second mortgage note and 180 N. LaSalle Street, Chicago, Illinois, on which we own the first and second mortgage notes, but for which we have consolidated both properties' operations) and 31 industrial properties. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive, in the Chicago central business district and a 23.1% common interest in a venture which owns an office property located in Phoenix, Arizona. In terms of net rentable square feet, approximately 87.9% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area accounted for approximately 88.1% of our rental revenue and 94.9% of our tenant reimbursements revenue for the year ended December 31, 2000.

         Our management team has developed or redeveloped a significant number of office properties, such as the 77 West Wacker Drive building in Chicago, Illinois. In the course of such activities, we have acquired experience across a broad range of development and redevelopment projects. We believe our properties are well maintained and, based on recent engineering reports, do not require significant capital improvements.

         We own approximately 204.4 acres of land of which 87.2 acres are under development. The acreage under development includes a 1.5 acre site located in the Chicago central business district on which a 1.5 million square foot office building is currently being developed. This development is owned by a joint venture with a third party and consolidated into our operations. We have rights to acquire approximately 173.5 acres of developable land, including rights to acquire a site located in the Chicago central business district containing approximately 58,000 square feet. We believe that this land could be developed to have approximately 4.6 million square feet of additional office space and approximately 4.1 million square feet of additional industrial space. Included in the 173.5 acres are 24.5 acres to be acquired from affiliates of a member of our Board for a total purchase price of $3.2 million.

         We also own equity interests in two development joint ventures which plan on developing 1.2 million rentable square feet of office space in downtown Chicago and 0.2 million square feet of rentable office space in suburban Chicago.

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

Properties

         The following table sets forth certain information relating to each of our properties as of December 31, 2000, unless indicated otherwise. Through the Operating Partnership and other subsidiaries, we own a 100% interest in all of the office and the industrial properties, except for the joint venture interests identified below, 1701 Golf Road (we own the second mortgage note on this property) and 180 N. LaSalle Street (we own the first and second mortgage notes on this property).

                                                                                                        Net         Percentage
                                                                                   Year Built/       Rentable      Leased as of
                                                          Location                  Renovated       Square Feet     12/31/00(%)
                                                  -----------------------------------------------------------------------------
Office Properties:
330 North Wabash Avenue (IBM Plaza)               Chicago, IL                   1971                   1,351,761        95.7
1701 Golf Road (Continental Towers) (1)           Rolling Meadows, IL           1977/1979/1981           925,822        98.0
33 West Monroe                                    Chicago, IL                   1980                     848,638        99.6
208 South LaSalle Street                                                        1914/1956/
                                                  Chicago, IL                   1982/1991                866,107        95.3
1900 East Ninth Street (National City Center)     Cleveland, OH                 1980                     766,965        99.4
180 N. LaSalle Street (2)                         Chicago, IL                   1982/1999                758,107        92.3
3800 and 3850 North Wilke Road and
  3930 Ventura Drive (Commerce Point)             Arlington Heights, IL         1987/1989                237,066        96.4
1700 East Golf Road (Two Century Centre)          Schaumburg, IL                1989                     219,842       100.0
850, 860 and 1000 Technology Way (Pine Meadows
  Corporate Center) (3)                           Libertyville, IL              1999                     203,611        96.8
2000 York Road (2000 York Brook)                  Oak Brook, IL                 1960/1986                199,711        97.8
800-810 Jorie Boulevard                           Oak Brook, IL                 1961/1992                191,666       100.0
4343 Commerce Court (The Olympian Office
  Center)                                         Lisle, IL                     1989                     173,132        99.2
6400 Shafer Court                                 Rosemont, IL                  1980/1990                166,122        98.4
2205-2255 Enterprise Drive (Enterprise Office
  Center)                                         Westchester, IL               1987                     129,574        95.1
1990 Algonquin Road/2000-2060 Algonquin Road
  (Salt Creek Office Center) (4)                  Schaumburg, IL                1979/1986                126,037        94.3
740-770 Pasquinelli Drive (Brush Hill Office
  Center)                                         Westmont, IL                  1986                     113,740        95.6
1699 E. Woodfield Road (Citibank Plaza)           Schaumburg, IL                1979                     105,602       100.0
2675 N. Mayfair (Wauwatosa Bldg.)                 Wauwatosa, WI                 1979                     101,767        92.2
620 Market Street (Professional Plaza)            Knoxville, TN                 1988                      93,711        84.3
1600-1700 167th Street (Narco River Business
  Center)                                         Calumet City, IL              1981                      65,404        89.0
280 Shuman Blvd. (Atrium)                         Naperville, IL                1979                      65,347       100.0
Enterprise Center II                              Westchester, IL               1998/1999                 62,580       100.0
2100 Swift Drive                                  Oak Brook, IL                 1985/1991                 58,000       100.0
1301 E. Tower Road (Narco Tower)                  Schaumburg, IL                1992                      50,400       100.0
7100 Madison Avenue                               Willowbrook, IL               1999                      50,157       100.0
                                                                                                  ---------------------------------
Office properties subtotal                                                                             7,930,869        96.8
                                                                                                  ---------------------------------

                                                                                                        Net         Percentage
                                                                                   Year Built/       Rentable      Leased as of
                                                          Location                  Renovated       Square Feet     12/31/00(%)
                                                  -----------------------------------------------------------------------------
Industrial Properties:
Warehouse/Distribution Facilities:)
  43-47 Hintz Road                                Wheeling, IL                  1961/1990                310,156       100.0
  425 E. Algonquin Road                           Arlington Heights, IL         1978                     304,506       100.0
  1455 Sequoia Drive                              Aurora, IL                    2000                     257,600        62.5
  11045 Gage Avenue                               Franklin Park, IL             1970/1992                136,600       100.0
  4248, 4250 and 4300 Madison Street              Hillside, IL                  1980                     127,129        90.7
  1051 N. Kirk Road                               Batavia, IL                   1990                     120,004       100.0
  6700 Touhy Avenue                               Niles, IL                     1968                     120,000       100.0
  4211 Madison Street                             Hillside, IL                  1977/1992                 90,344       100.0
  4160-4190 W. Madison Street                     Hillside, IL                  1974/1992                 79,532       100.0
  342-346 Carol Lane                              Elmhurst, IL                  1989                      67,935       100.0
  200 E. Fullerton Avenue                         Carol Stream, IL              1968/1995                 66,254       100.0
  555 Kirk Road                                   St. Charles, IL               1990                      62,400       100.0
  370 Carol Lane                                  Elmhurst, IL                  1977/1994                 60,290       100.0
  550 Kehoe Blvd.                                 Carol Stream, IL              1997                      44,575       100.0
  1543 Abbott Drive                               Wheeling, IL                  1983                      43,930       100.0
  388 Carol Lane                                  Elmhurst, IL                  1979                      40,920       100.0
  343 Carol Lane                                  Elmhurst, IL                  1989                      30,084       100.0
  350 Randy Road                                  Carol Stream, IL              1974                      25,200        75.0
  11039 Gage Avenue                               Franklin Park, IL             1965/1993                 21,935       100.0
  1401 S. Jefferson Street                        Chicago, IL                   1965/1985                 17,265       100.0
Overhead Crane/Manufacturing Facilities:

Chicago Enterprise Center                         Chicago, IL                   1916/1991-1996
  13535-A S. Torrence Avenue                                                                             384,806       100.0
  13535-B S. Torrence Avenue                                                                             242,199       100.0
  13535-C S. Torrence Avenue                                                                              99,333       100.0
  13535-D S. Torrence Avenue                                                                              77,325       100.0
  13535-E S. Torrence Avenue                                                                              57,663       100.0
  13535-F S. Torrence Avenue                                                                              44,800       100.0
  13535-G S. Torrence Avenue                                                                              54,743       100.0
  13535-H S. Torrence Avenue                                                                              73,402        95.8
East Chicago Enterprise Center                    East Chicago, IN              1917/1991-1997
  Building 2 (4407 Railroad Avenue)                                                                      169,435        17.1
  Building 3 (4407 Railroad Avenue)                                                                      291,550       100.0
  Building 4 (4407 Railroad Avenue)                                                                       87,484        98.1
  4440 Railroad Avenue (5)                                                                                40,000       100.0
  4635 Railroad Avenue                                                                                    14,070         -
Hammond Enterprise Center                         Hammond, IN                   1920-1952
  4507 Columbia Avenue                                                                                   256,595       100.0
  4527 Columbia Avenue (6)                                                                                16,701        58.1
  4531 Columbia Avenue                                                                                   250,266        99.2
                                                                                                    ------------------------
Industrial properties subtotal                                                                         4,187,031        93.2
                                                                                                    ------------------------
Portfolio total                                                                                       12,117,900        95.6
                                                                                                    ========================

Joint Venture Interests:
77 Wacker Drive (7)                               Chicago, IL                   1992                     944,556        99.8
Thistle Landing (8)                               Phoenix, AZ                   1999                     386,048        66.6

(1) We hold a mortgage note receivable on this office property and have consolidated the underlying property operations based upon receiving substantially all of the economic benefits of the property's operations.

(2) We hold two mortgage notes receivable on this office property and have consolidated the underlying property operations based upon receiving substantially all of the economic benefits of the property's operations.

(3) This property complex is comprised of three single-story buildings and one three-story building, but is treated as one office property.

(4) This property complex is comprised of 1990 Algonquin Road (a two-story office building) and 2000-2060 Algonquin Road (seven single-story office buildings), but is treated as one office property.

(5) This property is an office building adjacent to the East Chicago Enterprise Center.

(6)      This property is an office building within the Hammond Enterprise
         Center.

(7) We own a 50% common ownership interest in a joint venture that owns this office property and are reflecting our ownership in the property using the equity method.

(8) We own a 23.1% common ownership interest in a venture that owns this office property and are reflecting our ownership in the property using the equity method.

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

         No matters were submitted to vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 27, 2001, the reported closing sale price on the NYSE was $14.25, and there were 15,670,073 common shares outstanding held by approximately 3,500 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the distributions we paid for the years ended December 31, 2000 and 1999:

                                                                             Cash
                                                                         Distributions
                                          High              Low            Paid (1)
                                    -----------------------------------------------------
Fiscal Year 2000
First quarter......................      $15 1/8          $11 3/4           $0.3375
Second quarter.....................       15 9/16          14 3/8            0.3375
Third quarter......................       16 7/16          14 7/8            0.3375
Fourth quarter.....................       15 1/2           13 13/16              (2)

Fiscal Year 1999
First quarter......................       15 11/16         12 7/8            0.3375
Second quarter.....................       17 3/16          13 3/16           0.3375
Third quarter......................       17 11/16         15                0.3375
Fourth quarter.....................       15 7/16          13                    (3)

        ____________________________

        (1)    All distributions are per common share and common unit.

        (2) On December 20, 2000, our Board declared a dividend of $0.3375 per common share and common unit for the fourth quarter of 2000 to holders of record on December 29, 2000. These dividends were paid January 22, 2001.

        (3) On December 8, 1999, our Board declared a dividend of $0.3375 per common share and common unit for the fourth quarter of 1999 to holders of record on December 31, 1999. These dividends were paid January 20, 2000.

         We currently make quarterly distributions to holders of our common shares and Operating Partnership common units. Distributions on the common shares and common units are not permitted unless all current and any accumulated distributions on our Series A - Cumulative Convertible Preferred Shares, our Series B - Cumulative Redeemable Preferred Shares and the related preferred units in the operating partnership have been paid in full or set aside for payment. Future distributions by us will be at the direction of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board deems relevant.

         Concurrently with the completion of our initial public offering, the Operating Partnership issued 9,994,310 common units to PGI, Primestone Investment Partners L.P. (a joint venture of PGI and a third party - See "Business - Recent Developments"), other contributors and certain members of management in exchange for property contributions and cash. Additionally, since inception through December 31, 2000, the Operating Partnership has issued 449,931 limited partner common units as partial consideration for its acquisition of the first and second mortgage notes of 180 N. LaSalle Street (See "Business - Recent Development") and 751,929 limited partner common units as partial consideration for property acquisitions from affiliates of a member of our Board. Holders of common units may redeem, after the lock-up period of one year from the date of issuance, part or all of the common units for common shares on a one-for-one basis, or at our option, cash equal to the fair market value of a common share at the time of exchange. During 2000, 90,460 of these limited partner common units were converted to common shares and 45,287 limited partner common units were redeemed and cancelled.

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

         On March 25, 1998, we issued 2,579,994 of our common shares in a private placement. In addition, during 2000, 1999 and 1998, we granted 5,000, 58,048 and 50,694, respectively, of our common shares to certain of our officers and Board members. See "Business - Recent Developments."

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

                                                                       (Dollars in Thousands)
                                         -----------------------------------------------------------------------------------
                                                                                                  Predecessor - Combined
                                                    PGRT - Consolidated Historical                      Historical
                                         ----------------------------------------------------  -----------------------------
                                                                                Period from      Period from
                                                                                November 17,      January 1,
                                                                                1997 through     1997 through   Year ended
                                                Year ended December 31,         December 31,     November 16,   December 31,
                                         --------------------------------------
                                                 2000    1999        1998           1997             1997          1996
                                         ----------------------------------------------------  -----------------------------
Statements of Operations Data
Revenue:
Rental..................................   $135,762    $126,687   $  97,212         $ 7,293         $ 27,947     $  30,538
Tenant reimbursements...................     67,032      50,171      37,545           2,041           12,490        14,225
Mortgage note interest..................      4,864       6,926       5,866             248                -             -
Other...................................     15,606      12,770       6,978             248            1,229         2,551
                                         ----------------------------------------------------  -----------------------------
                                            223,264     196,554     147,601           9,830           41,666        47,314

Expenses:
Property operations.....................     54,638      44,446      29,598           2,213            8,622         9,767
Real estate taxes.......................     39,817      34,470      25,077           1,765            8,575         9,383
Depreciation and amortization...........     37,449      33,258      25,447           2,478           11,241        12,409
Interest................................     55,755      42,648      30,901           1,680           24,613        26,422
Interest-affiliates.....................          -           -           -               -            9,804        10,795
Loss on land development option.........          -         600           -               -                -             -
General and administrative..............     10,359       7,565       5,712             267            2,414         4,927
Provision for asset impairment..........      1,000           -           -               -                -             -
Strategic alternative costs.............        717           -           -               -                -             -
Financing fees..........................          -           -           -               -            1,180         1,232
Property and asset management
   fee-affiliate........................          -           -           -               -            1,348         1,561
Provision for environmental remediation
   costs................................          -           -           -               -            3,205             -
Write-off of deferred tenant costs......          -           -           -               -                -         3,081
                                         ----------------------------------------------------  -----------------------------
Total expenses..........................    199,735     162,987     116,735           8,403           71,002        79,577
Income (loss) before (loss) gain on
  sales of real estate, minority
  interests, extraordinary items and
  cumulative effect of change in
  accounting principle..................     23,529      33,567      30,866           1,427          (29,336)      (32,263)
(Loss) gain on sales of real estate.....     (2,057)     53,050           -               -              286           846
                                         ----------------------------------------------------  -----------------------------
Income (loss) before minority
  interests, extraordinary items and
  cumulative effect of change in
  accounting principle..................     21,472      86,617      30,866           1,427          (29,050)      (31,417)
Minority interests......................     (3,564)    (30,687)     (9,368)           (635)             666           894
                                         ----------------------------------------------------  -----------------------------
Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle........     17,908      55,930      21,498             792          (28,384)      (30,523)
Extraordinary (loss) gain on early
  extinguishment of debt, net of
  minority interests in the amount of
  $1,347 in 2000, $754 in 1999, $878 in
  1998 and $1,127 in 1997...............     (2,176)     (1,082)     (1,253)              -           65,990             -
                                         ----------------------------------------------------  -----------------------------
Income before cumulative effect of
  change in accounting principle........     15,732      54,848      20,245             792           37,606       (30,523)
Cumulative effect of change in revenue
  recognition, net of minority interests
  of $1,140 (1).........................     (1,843)          -           -               -                -             -
                                         ----------------------------------------------------  -----------------------------
Net income (loss).......................     13,889      54,848      20,245             792         $ 37,606     $ (30,523)
                                                                                               =============================
Net income allocated to preferred
  shareholders..........................    (12,147)    (12,103)     (7,971)           (345)
                                         ----------------------------------------------------
Net income available to common
  shareholders..........................   $  1,742    $ 42,745   $  12,274         $   447
                                         ====================================================

                                                     PGRT - Consolidated Historical
                                         ------------------------------------------------------
                                                                                Period from
                                                                                November 17,
                                                                                1997 through
                                                Year ended December 31,         December 31,
                                         --------------------------------------
                                             2000        1999        1998           1997
                                         ------------------------------------------------------
Basic earning available to common shares
per weighted-average common share (2):
Income before (loss) gain on sales of real
estate, extraordinary items and
  cumulative effect of change in
  accounting principle net of minority
  interests.............................   $ 0.45        $ 0.84      $ 0.91        $ 0.04
(Loss) gain on sales of real estate, net
  of minority interests.................    (0.08)         2.05           -             -
Extraordinary loss on early
  extinguishment of debt, net of
  minority interests....................    (0.14)        (0.07)      (0.08)            -
Cumulative effect of change in revenue
  recognition, net of minority interests
  (1)...................................    (0.12)            -           -             -
                                         ------------------------------------------------------
Net income available per
  weighted-average common share of
  beneficial interest - basic...........   $ 0.11        $ 2.82      $ 0.83        $ 0.04
                                         ======================================================
Diluted earnings available to common
  shares per weighted-average common
  share (2)
Income before (loss) gain on sales of
  real estate, extraordinary items and
  cumulative effect of change in
  accounting principle, net of minority
  interest .............................   $ 0.45        $ 0.84      $ 0.91        $ 0.04
(Loss) gain on sales of real estate, net
  of minority interests.................    (0.08)         2.04           -             -
Extraordinary loss on early
  extinguishment of debt, net of
  minority interests....................    (0.14)        (0.07)      (0.08)            -
Cumulative effect of change in revenue
  recognition, net of minority interests
  (1)...................................    (0.12)            -           -             -
                                         ------------------------------------------------------
Net income available per
  weighted-average common share of
  beneficial interest-diluted...........   $ 0.11        $ 2.81      $ 0.83        $ 0.04
                                         ======================================================

                                                                 (Dollars in Thousands)
                                         -----------------------------------------------------------------------
                                                                                                 Predecessor-
                                                                                                   Combined
                                                    PGRT - Consolidated Historical                Historical
                                         -----------------------------------------------------------------------
                                                            December 31,                          December 31,
                                             2000        1999        1998           1997             1996
                                         -----------------------------------------------------------------------
Balance Sheet Data
Real estate assets, exclusive of
  property under development and
  property held for sale and before       $1,180,206  $1,151,094   $  843,031    $ 589,279         $291,757
  accumulated depreciation..............
Total assets............................   1,439,093   1,444,175    1,164,514      741,468          325,230
Mortgage notes payable, credit
  facilities and bonds payable..........     799,171     799,171      593,168      328,044          421,983
Total liabilities.......................     924,124     901,767      668,728      370,192          447,927
Minority interests......................     153,206     169,070      145,781      147,207           (6,905)
Series A Preferred Shares...............      39,850      39,703            -            -                -
Shareholders' equity (partners'
 deficit)...............................     321,913     333,635      350,005      224,069         (115,792)

                                                                       (Dollars in Thousands)
                                      --------------------------------------------------------------------------------------
                                                                                                     Predecessor - Combined
                                                    PGRT - Consolidated Historical                         Historical
                                      ---------------------------------------------------------- ---------------------------
                                                                                  Period from       Period from
                                                                                 November 17,        January 1,
                                                                                     1997               1997
                                                                                    through           through     Year ended
                                               Year ended December 31,           December 31,       November 16  December 31
                                              2000         1999          1998        1997               1997            1996
                                      ---------------------------------------------------------- ---------------------------
 Other Data
Funds from operations (3)...........   $    43,985   $   54,131  $     47,996     $      3,439      $    (14,461) $  (17,367)
Cash flows provided by (used in):
   Operating activities.............        63,122      105,092        53,525            6,706            (4,241)     (2,462)
   Investing activities.............       (32,426)    (438,589)     (361,384)        (353,864)           (3,926)        423
   Financing activities.............       (27,912)     306,907       342,390          355,390             6,331       5,733
Ratio of earnings to combined
  fixed charges and preferred share
  distribution (4)                               -         1.21          1.48             1.50                 -           -
Office Properties:
   Square footage...................     7,955,524    8,049,941     5,833,280        4,073,722         2,353,759   1,414,897
   Occupancy (%)....................          95.7%        95.0          89.9             91.9              88.0        92.5
Industrial Properties:
   Square footage...................     4,187,030    5,146,668     5,834,974        5,832,974         5,696,355   2,462,430
   Occupancy (%)....................          93.2%        84.3          90.5             87.9              87.9        73.5

  (1) In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the cash was received. In addition, the Services Company previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled.

         We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2000, we recognized $487 of other income (a portion of which is included in other property revenues in the consolidated statement of income) previously recorded in the prior year. Although the adoption of SAB 101 may impact the period in which the Services Company and we recognize certain revenues, it is not expected to impact the timing of our cash flow from operations.

(2) Net income available per weighted-average common share of beneficial interest-basic equals net income divided by 15,408,822, 15,141,630, 14,862,958 and 12,593,000 common shares for the years ended December 31, 2000, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. Net income available per weighted-average share of beneficial interest-diluted equals net income divided by 15,539,337, 15,208,911, 14,875,035, and 12,593,000 common shares for the ended December 31, 2000, 1999 and 1998 and for the period from November 17, 1997 through December 31, 1997, respectively. See Note 6 to our consolidated financial statements for further information.

(3) Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new White Paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are no longer adjustments to funds from operations. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited financial statements included elsewhere in this Form 10-K.

         We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its October 1999 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (e.g., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of our actual operating activities. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

         We have restated our Funds from Operations for the year ended December 31, 1999 to be in accordance with the new October, 1999 White Paper standard and have excluded the following previously included adjustments: (i) net gain on treasury lock termination of $615, (ii) loss on land development option of $600, and (iii) adjustments associated with the Services Company write-off of $2,783. The years ended December 31, 1999 and 1998 and for the period from November 17, 1999 through December 31, 1997 have been restated for the effect of straight-line rental revenue. Years and periods prior to November 17, 1997 have not been restated due to the unavailability of certain required information. The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interests, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs and preferred share distributions. Our 2000 earnings and the Predecessor's historical earnings were insufficient to cover fixed charges by approximately $2.9 million, $29.1 million and $31.4 million for the year ended December 31, 2000, for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, respectively.

    (4) The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interests, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs and preferred share distributions. The Predecessor's and our historical earnings were insufficient to cover fixed charges by approximately $2.9 million, $29.1 million and $31.4 million for the year ended December 31, 2000, for the period from January 1, 1997 through November 16, 1997 and for the year ended December 31, 1996, respectively.

         The following is our consolidated quarterly summary of operations:

                                                                               Year ended December 31, 2000
                                                            ----------------------------------------------------------------
                                                                            Fourth        Third      Second         First
                                                              Total         Quarter      Quarter     Quarter       Quarter
                                                            ----------------------------------------------------------------
                                                                         (In thousands, except per share amounts)

Total revenues (1).......................................    $223,264       $ 55,498     $57,468     $54,944       $55,354
Total expenses...........................................     199,735         52,501      51,005      48,627        47,602
                                                            ----------------------------------------------------------------
Income before (loss) gain on sales of real estate,
  minority interests, extraordinary items and cumulative
  effect of change in accounting principle...............      23,529          2,977       6,463       6,317         7,752
(Loss) gain on sales of real estate......................      (2,057)        (7,774)      8,302      (3,781)        1,196
                                                            ----------------------------------------------------------------
Income before minority interests, extraordinary items,
  and cumulative effect of change in accounting
  principle..............................................      21,472         (4,777)     14,765       2,536         8,948
(Income) loss allocated to minority interests............      (3,564)         3,486      (4,857)        209        (2,402)
                                                            ----------------------------------------------------------------
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle...............      17,908         (1,291)      9,908       2,745         6,546

Extraordinary items - loss on early extinguishment of
  debt, net of minority interests in the amount of $447
  in the fourth quarter, $604 in the third quarter, and
  $296 in the second quarter.............................      (2,176)          (911)       (857)       (408)            -
                                                            ----------------------------------------------------------------

Income before cumulative effect of change in accounting
  principle..............................................      15,732         (2,202)      9,051       2,337         6,546
Cumulative effect of change in revenue
  recognition, net of minority interests of
  $1,140 (1) ............................................      (1,843)             -           -           -        (1,843)
                                                            ----------------------------------------------------------------
Net income...............................................      13,889         (2,202)      9,051       2,337         4,703
Net income allocated to preferred shareholders...........     (12,147)        (3,037)     (3,036)     (3,037)       (3,037)
                                                            ----------------------------------------------------------------
Net income (loss) available to common shares (1).........    $  1,742       $ (5,239)    $ 6,015     $  (700)      $ 1,666
                                                            ================================================================

Basic earnings available to common shares per weighted
  average common shares (1)
Income before (loss) gain on sales of real estate,
  extraordinary items and cumulative effect of change
  in accounting principle, net of minority interests.....    $   0.45       $   0.02     $  0.13     $  0.12       $  0.18
(Loss) gain on sales of real estate, net of minority
  interests..............................................       (0.08)         (0.30)       0.31       (0.14)         0.05
Extraordinary loss on extinguishment of debt, net of
  minority interests.....................................       (0.14)         (0.06)      (0.05)      (0.03)            -
Cumulative effect of change in revenue recognition, net
  of minority interests..................................       (0.12)             -           -           -         (0.12)
                                                            ----------------------------------------------------------------
Net income (loss) available per weighted-average common
  share of beneficial interest-basic.....................    $   0.11       $  (0.34)    $  0.39     $ (0.05)      $  0.11
                                                            ================================================================
Weighted average common shares outstanding-basic.........      15,409         15,591      15,543      15,286        15,216
                                                            ================================================================

Diluted earnings available to common shares per
  weighted average common share (1)
Income before (loss) gain on sales of real estate,
  extraordinary items and cumulative effect of change
  in accounting principle, net of minority interests..   $     0.45      $   0.02    $    0.13   $     0.12    $     0.18
(Loss) gain on sales of real estate, net of minority
  interests...........................................        (0.08)        (0.30)        0.31        (0.14)         0.05
Extraordinary loss on extinguishment of debt, net of
  minority interests..................................        (0.14)        (0.06)       (0.05)       (0.03)            -
Cumulative effect of change in revenue recognition,
  net of minority interests...........................        (0.12)            -            -            -         (0.12)
                                                       --------------------------------------------------------------------
Net income (loss) available per weighted-average
  common share of beneficial interest - diluted.......   $     0.11      $  (0.34)   $    0.39   $    (0.05)   $     0.11
                                                       --------------------------------------------------------------------
Weighted average common shares outstanding - diluted..       15,539        15,591       15,742       15,430        15,290
                                                       ====================================================================
Distributions paid per common share...................   $     1.35      $ 0.3375     $ 0.3375    $  0.3375    $   0.3375
                                                       ====================================================================

(1) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the cash was received. In addition, the Services Company previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled. Effective January 1, 2000, we recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", the previously reported quarterly information for the first three quarters of 2000 has been restated. The net quarterly effect was a (decrease) increase in total revenue of $(42), $(392) and $406, a decrease in net income (loss) available to common shares of $1,867 and $230 for the first and second quarters, respectively, and an increase of $238 for the third quarter of 2000. There was a decrease of $0.12 and $0.12, respectively, in basic and diluted earnings per share for the first quarter of 2000; a decrease of $0.02 and $0.02, respectively, in basic and diluted earnings per share for the second quarter of 2000; and an increase of $0.02 and $0.02, respectively, in basic and diluted earnings per share for the third quarter of 2000. No restatement of 1999 information was necessary. Included in the above four quarters revenue adjustments is $255, $85, $74 and $73 for the first, second, third and fourth quarters, respectively, of revenue previously recorded in 1999.

                                                                           Year ended December 31, 1999
                                                        ---------------------------------------------------------------
                                                                        Fourth        Third       Second        First
                                                            Total       Quarter      Quarter      Quarter      Quarter
                                                        ---------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Total revenues........................................    $ 196,554     $ 44,767     $ 49,796     $ 52,912     $ 49,079
Total expenses........................................      162,987       39,136       40,487       42,353       41,011
                                                        ---------------------------------------------------------------
Income before gain on sales of real estate,
  minority interests, extraordinary items.............       33,567        5,631        9,309       10,559        8,068
Gain on sales of real estate..........................       53,050          568       48,125        4,357            -
                                                        ---------------------------------------------------------------
Income before minority interests, extraordinary
  items...............................................       86,617        6,199       57,434       14,916        8,068
Income allocated to minority interests................      (30,687)      (1,440)     (22,330)      (4,861)      (2,056)
                                                        ---------------------------------------------------------------
Income before extraordinary items.....................       55,930        4,759       35,104       10,055        6,012
Extraordinary items - loss on early
  extinguishment of debt, net of minority
  interests in the amount of $178 the fourth
  quarter and $576 in third quarter...................       (1,082)        (253)        (829)           -            -
                                                        ---------------------------------------------------------------
Net income............................................       54,848        4,506       34,275       10,055        6,012
Net income allocated to preferred shareholders........      (12,103)      (3,036)      (3,037)      (3,030)      (3,000)
                                                        ---------------------------------------------------------------
Net income available to common shares.................    $  42,745     $  1,470     $ 31,238     $  7,025     $  3,012
                                                        ===============================================================

Basic earnings available to common shares per
  weighted average common shares
Income before gain on sales of real estate and
  extraordinary items, net of minority interests......    $    0.84     $   0.11     $   0.25     $   0.29     $   0.20
Gain on sales of real estate, net of minority
  interests...........................................         2.05         0.01         1.86         0.17            -
Extraordinary loss on extinguishment of debt, net of
  minority interests..................................        (0.07)       (0.02)       (0.05)           -            -
                                                        ---------------------------------------------------------------
Net income available per weighted-average
common share of beneficial interest-basic.............    $    2.82     $   0.10     $   2.06     $   0.46     $   0.20
                                                        ===============================================================
Weighted average common shares outstanding-basic......       15,142       15,163       15,136       15,136       15,132
                                                        ===============================================================
Diluted earnings available to common shares per
  weighted average common share
Income before gain on sales of real estate and
  extraordinary items, net of minority interests......    $    0.84     $   0.11     $   0.25     $   0.29     $   0.20
Gain on sales of real estate, net of minority
  interests...........................................         2.04         0.01         1.85         0.17            -
Extraordinary loss on extinguishment of debt, net of
  minority interests..................................        (0.07)       (0.02)       (0.05)           -            -
                                                        ---------------------------------------------------------------
Net income available per weighted-average common
  share of beneficial interest - diluted..............    $    2.81     $   0.10     $   2.05     $   0.46     $   0.20
                                                        ===============================================================
Weighted average common shares outstanding -
  diluted.............................................       15,209       15,222       15,254       15,209       15,134
                                                        ===============================================================
Distributions paid per common share...................    $    1.35     $ 0.3375     $ 0.3375     $ 0.3375     $ 0.3375
                                                        ===============================================================

                                                                           Year ended December 31, 1998
                                                        ---------------------------------------------------------------
                                                                        Fourth        Third       Second        First
                                                            Total       Quarter      Quarter      Quarter      Quarter
                                                        ---------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Total revenues........................................    $ 147,601     $ 40,675     $ 41,252     $ 36,923    $  28,751
Total expenses........................................      116,735       31,904       31,563       29,708       23,560
                                                        ---------------------------------------------------------------
Income before minority interests and
  extraordinary items.................................       30,866        8,771        9,689        7,215        5,191
Income allocated to minority interests................       (9,368)      (2,347)      (2,704)      (2,352)      (1,965)
                                                        ---------------------------------------------------------------
Income before extraordinary items.....................       21,498        6,424        6,985        4,863        3,226
Extraordinary items - loss on early
  extinguishment of debt, net of minority
  interests in the amount of $503 the fourth
  quarter and $375 in third quarter...................       (1,253)        (728)           -         (525)           -
                                                        ---------------------------------------------------------------
Net income............................................       20,245        5,696        6,985        4,338        3,226
Net income allocated to preferred shareholders........       (7,971)      (2,980)      (2,950)      (1,341)        (700)
                                                        ---------------------------------------------------------------
Net income available to common shares.................    $  12,274     $  2,716     $  4,035     $  2,997    $   2,526
                                                        ===============================================================

Earnings per common share - basic and diluted:
  Income before extraordinary items, net of minority
    interests.........................................    $    0.91     $   0.23     $   0.26     $   0.22    $    0.19
  Extraordinary items.................................        (0.08)       (0.05)           -        (0.03)           -
                                                        ---------------------------------------------------------------
Net income available per weighted-average
  common share of beneficial interest-basic and
  diluted.............................................    $    0.83     $   0.18     $   0.26     $   0.19    $    0.19
                                                        ===============================================================
Weighted average common shares outstanding............       14,875       15,137       15,535       15,572       13,181
                                                        ===============================================================
Distributions paid per common share...................    $  1.1789     $ 0.3375     $ 0.3375     $ 0.3375    $  0.1664
                                                        ===============================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

      We are a fully-integrated real estate investment trust organized under the laws of the state of Maryland, providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. As of December 31, 2000, we owned 25 office properties (three were acquired in 2000, including the consolidation of 180 N. LaSalle Street, Chicago, Illinois, five were acquired in 1999, one development was placed in service in 1999, six were acquired during 1998 and ten were contributed or acquired in 1997) and 31 industrial properties (three were acquired in 2000, one development was placed in service in 2000, one was acquired in 1999, and 26 were contributed or acquired in 1997). Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois and a 23.1% common interest in an office property located in Phoenix, Arizona.

      As of December 31, 2000, in terms of net rentable square feet, approximately 87.9% of our office properties and all of our industrial properties were located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 88.1% of our rental revenue and 94.9% of our tenant reimbursements revenue for the year ended December 31, 2000. Our remaining office properties are located in the Cleveland, Ohio; Knoxville, Tennessee; and Milwaukee, Wisconsin metropolitan areas.

      Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties supplemented by interest income on the mortgage notes owned. We expect that revenue growth over the next several years will come from a combination of additional acquisitions and revenue generated through increased rental and occupancy rates in the current portfolio.

Cautionary Statements

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2000.

      Among the facts about which we have made assumptions are the following:

      . future economic conditions which may impact the demand for office space and our tenants' ability to pay rent, either at current or increased levels;

      .  prevailing interest rates;

      .  the extent of any inflation on operating expenses;

      .  our ability to reduce various expenses as a percentage of revenues;

      . our continuing ability to pay amounts due to our preferred shareholders prior to any distribution to our common shareholders; and

      .  the continuing availability of financing and capital.

      In addition, historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Results of Operations

         Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

         In analyzing the operating results for the year ended December 31, 2000, rental and tenant reimbursement income, property operating expenses, real estate taxes, and depreciation and amortization increased from 1999 primarily due to a full year of operating results in 2000 for eight properties acquired and two properties placed in service in 1999; the addition of a partial year's worth of operating results for five properties acquired and two properties placed in service in 2000; and the consolidation of the office property known as 180 N. LaSalle commencing August 1, 2000 (collectively, the "Additional Properties"). These increases are offset by decreases principally due to the sale of eleven properties in 1999; only a partial year's worth of operating results for sixteen properties and one parking facility sold in 2000; and the sale of 50% interest in the third quarter of 1999 for one property that was included in operating results for the nine months of 1999, but is accounted for on the equity method of accounting commencing October 1, 1999 (collectively, the "Sold Properties").

         For the year ended December 31, 2000, rental revenue increased $9.1 million, or 7.2%, to $135.8 million, tenant reimbursement income increased $16.9 million, or 33.6%, to $67.0 million, other property revenue decreased $3.1 million, or 27.7%, to $8.1 million, property operating expenses increased $10.2 million, or 22.9%, to $54.6 million, real estate tax expense increased $5.3 million, or 15.5%, to $39.8 million and depreciation and amortization increased $4.2 million, or 12.6%, to $37.4 million as compared to the year ended December 31, 1999. The Additional Properties resulted in increased rental income of $38.7 million, tenant reimbursement income of $24.3 million, other property revenue of $0.3 million, property operating expenses of $14.7 million, real estate tax expense of $12.2 million, and depreciation and amortization of $11.4 million for the year ended December 31, 2000. The Sold Properties resulted in decreased rental income of $29.0 million, tenant reimbursement income of $11.3 million, other property revenue of $1.5 million, property operating expenses of $6.8 million, real estate tax expense of $8.8 million, and depreciation and amortization of $8.4 million for the year ended December 31, 2000. For properties held in both 2000 and 1999, rental revenue decreased $0.6 million, primarily due to less revenue from lease terminations in 2000 as compared to 1999. Tenant reimbursement income increased $3.9 million, other property revenue decreased $1.9 million, property operating expenses increased $2.3 million, real estate taxes increased $1.9 million, and depreciation and amortization increased $1.2 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

         Mortgage note interest income decreased $2.1 million, or 29.8% to $4.9 million for the year ended December 31, 2000, as compared to the same period in 1999, due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property's operations being consolidated as of that date.

         Other revenue increased $5.9 million, or 378.8%, to $7.5 million for the year ended December 31, 2000, as compared to the same period in 1999, primarily due to increases in interest income earned on restricted cash escrow balances and leasing commissions earned with respect to Dearborn Center. In addition, other revenue is lower in 1999 due to the Company's share of the Services Company's $2.8 million write-off of goodwill.

         Interest expense increased $13.1 million, or 30.7%, to $55.8 million during the year ended December 31, 2000. The increase was principally due to new mortgages obtained on certain of the properties which were acquired in 2000 and

1999 and the impact of increases in market interest rates on our variable rate debt.

         General and administrative expense increased $2.8 million, or 36.9%, to $10.4 million during the year ended December 31, 2000. The increase was primarily due to the capitalization of salaries and benefits related to the Company's computer system conversion project in 1999 and increased professional fees in 2000.

         For the year ended December 31, 2000, we recorded a $1.0 million provision for asset impairment associated with property held for future development based upon our assessment that these costs have no future value.

         For the year ended December 31, 2000, we incurred $0.7 million in our pursuit of strategic alternatives, which include portfolio asset sales, joint venture and merger possibilities.

         For the year ended December 31, 2000, the net loss on sales of certain real estate was $2.1 million, as described in "Recent Developments." For the year ended December 31, 1999, the gain on sales of real estate was $53.0 million.

         Income allocated to minority interests decreased $27.1 million, or 88.4% to $3.6 million for the year ended December 31, 2000 due to a decrease in income before minority interests, extraordinary items and the cumulative effect of a change in revenue recognition of $10.0 million, or 29.9% to $23.5 million. The decrease is due to strategic alternative costs of $0.7 million, a $1.0 million provision for asset impairment, the results of sales of real estate and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

         The extraordinary losses on extinguishment of debt, net of minority interests, was $2.2 million for the year ended December 31, 2000, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the sale of certain properties.

         The cumulative change in revenue recognition, net of minority interests of $1.8 million represents the adoption of SAB 101, effective January 1, 2000. See Note 1 to our consolidated financial statements for additional information.

         Net income decreased $41.0 million, or 74.7%, to $13.9 million for the year ended December 31, 2000 due to the changes in revenue, expenses, net loss on sales of real estate, minority interests, extraordinary losses on the extinguishment of debt, and the cumulative effect of a change in revenue recognition described above associated with acquisitions, dispositions, and new leasing and releasing of tenant space.

         Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

         For the year ended December 31, 1999, the changes in rental and reimbursable income, property operating expenses, real estate taxes and depreciation and amortization from the same period in 1998 are due principally to a full year of operating results for eight properties acquired in the first half of 1998 and the additional operating results for the six properties acquired and retained during 1999 offset by the sale of eleven properties in 1999 and the sale of 50% of our common ownership in the 77 West Wacker Drive building as of September 30, 1999.

         For the year ended December 31, 1999, rental revenue increased $29.5 million, or 30.3%, to $126.7 million (including lease termination revenue of $5.2 million), tenant reimbursement income increased $12.6 million, or 33.6%, to $50.2 million, other property revenues increased $7.0 million (including the sale of easement rights for $2.6 million) or 163.6%, to $11.2 million, interest income and other decreased $1.1 million, or 42.5%, to $1.6 million, property operating expenses increased $14.8 million, or 50.2%, to $44.4 million, real estate tax expense increased $9.4 million, or 37.5%, to $34.5 million, and depreciation and amortization increased $7.8 million, or 30.7 %, to $33.3 million, in each case as compared to the year ended December 31, 1998. These increases are impacted by five and one-half months less operations for seven of the nine industrial properties and one office property sold on July 14, 1999 and the sale of 50% of our common ownership in 77 West Wacker Drive building as of September 30, 1999. For the corresponding five and one-half months in 1998, the industrial properties and one office property had rental revenue of $3.4 million, tenant reimbursement income of $0.8 million, property operating expenses of $0.1 million, real estate tax expense of $0.9 million and depreciation and amortization of $0.7 million. For the corresponding 3 months in 1998, the 77 West Wacker Drive building had a revenue of $5.6 million, tenant reimbursement income of $3.0 million, property operating expenses of $1.5 million, real estate tax expense of $1.9 million and depreciation and amortization of $2.1 million. Included in interest income and other is the net gain on the termination of treasury lock agreements of $0.6 million for the year ended December 31, 1999. Rental revenue, tenant reimbursement income and other property revenue for properties held in both periods increased $0.8 million for the year ended December 31, 1999, primarily due to increased occupancy and rental rates. Corresponding property operating expenses and real estate taxes increased $0.7 million primarily due to increases in real estate tax expense. Depreciation and amortization increased $1.6 million for the year ended December 31, 1999, primarily due to an increase in tenant improvements and leasing commissions.

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

         Gain on sales of real estate increased $53.1 million for the year ended December 31, 1999, compared to the same period in 1998, due to the sale of certain properties.

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

Liquidity and Capital Resources

         Liquidity. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 95% (90% effective January 1, 2001) of our taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We and our Operating Partnership, as applicable, have established an annual distribution rate of $1.35 per annum per common share/unit. In addition, in accordance with their terms, we pay an annual dividend of 7.5% per annum ($1.50 per share) for each Series A preferred share and 9% per annum ($2.25 per share) for each Series B preferred share.

         Under the terms of the construction financing commitments related to the Dearborn Center development, we are required to maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter beginning with the end of the fiscal quarter ended December 31, 2000.

         Property Sales. During the year ended December 31, 2000, we sold various office and industrial properties and vacant land parcels (see "Recent Developments") and used a portion of the net proceeds to acquire other office and industrial properties and land parcels, retire debt, fund development activities and for general corporate needs. We may use the remaining proceeds and the sale of other properties to fund future acquisitions, current operations, property capital needs and development activities.

         Indebtedness. Our aggregate indebtedness was $799.2 million at December 31, 2000 and 1999. At December 31, 2000, such indebtedness had a weighted average maturity of 4.74 years and bore interest at a weighted average interest rate of 8.13% per annum. At December 31, 2000, $367.3 million, or 46.0%, of such indebtedness bore interest at fixed rates and $431.9 million, or 54.0% of such indebtedness, including $57.2 million of tax-exempt bonds, bore interest at variable rates. Included in the variable rate debt is $158.4 million subject to an interest rate swap agreement, $66.5 million subject to various interest rate cap agreements and $65.0 million subject to an interest rate collar agreement.

         We have financed a portion of our acquisitions with proceeds from mortgage notes payable from various financial institutions, with fixed and variable interest rates and maturities from 2001 through 2013.

         We have entered into the following interest rate protection agreements:

         On January 31, 1999, we entered into an interest rate collar agreement, for the period from January 31, 1999 through January 31, 2002, with a financial institution for an original notional amount of $65.0 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. On November 15, 2000, the underlying note was refinanced with the proceeds of a $67.0 million mortgage note payable. The collar agreement remained in place and was designated to the new loan in conjunction with an additional interest rate cap agreement.

         On July 1, 1999, we entered into an interest rate cap agreement with a financial institution for an original notional amount of $150.0 million at the LIBOR index rate of 7.0% during the period from July 1 to October 1, 1999.

         On November 1, 1999 we entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling and the interest rate floor under the agreement is based on a LIBOR index rate of 7.75% and a LIBOR index rate of 5.62%, respectively. On November 22, 1999, this agreement was assigned to an unconsolidated joint venture which owns the related property and indebtedness. On November 10, 1999, the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157,500. The interest rate ceiling and the interest floor under the agreement is based on a LIBOR index rate of 7.75% and a LIBOR index rate of 6.10%, respectively. We have provided guarantees to the counterparties related to these agreements.

         On December 10, 1999, we entered into an interest rate swap agreement for the period from December 10, 1999 through December 10, 2002 for an original notional amount of $160.0 million that decreased to $158.4 million on December 10, 2000 and decreases to $155.2 million on December 10, 2001, based on a LIBOR index rate of 6.3% that effectively fixed the interest rate on a variable rate mortgage at 8.0%.

         On March 20, 2000, we entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70.0 million. The interest rate under the agreement was capped at the LIBOR index rate of 8.0%.

         On July 11, 2000, we entered into an interest rate cap agreement for the period from July 11, 2000 through August 1, 2001 for a notional amount of $52.0 million. The interest rate under this agreement is capped at the LIBOR index rate of 7.25%. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60,000.

         On November 15, 2000, we entered into an interest rate cap agreement for the period from November 15, 2000 through January 31, 2002 (an additional hedge agreement is required by February 1, 2002 covering the period from February 1, 2002 through debt maturity of November 15, 2005) for a notional amount of $67.0 million. The interest rate under the agreement is capped at the LIBOR index rate of 6.50%. Included in the interest rate cap agreement was the sale of an interest rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002 for a notional amount of $65.0 million. This agreement allowed us to reduce the cost of this hedge instrument and take advantage of the existing collar agreement originally entered into on January 31, 1999.

         On November 15, 2000, we entered into an interest rate cap agreement for the period from November 15, 2000 through November 15, 2003 for a notional amount of $12.5 million. The interest rate under the agreement is capped at the LIBOR index rate of 8.35%, 8.75% and 9.0% for loan years one, two and three, respectively.

         Debt Repayments. In connection with the sale of three office properties and a parking garage on April 24, 2000, one parcel of land on June 30, 2000, one office building on August 21, 2000, one office building on September 21, 2000, six industrial properties on June 27, 2000, two industrial properties on September 28, 2000, and one parcel of land on December 22, 2000, mortgage debt of $73.0 million, credit facilities of $8.2 million, and bonds payable of $17.3 million were repaid with sales proceeds or assumed by the purchaser. Due to the sale of the collateral for the remaining tax-exempt bond issue, we replaced the collateral with a cash escrow deposit of $9.2 million which was subsequently reduced to $6.5 million due to a reduction in the lender's collateral requirements.

         We paid off mortgage debt of $134.7 million and credit facilities of $10.8 million as the result of our debt refinancing activity and a seller financed mortgage note payable of $0.6 million related to a 1999 land acquisition.

         Our credit facilities were provided by various financial institutions, and were collateralized by first mortgages on certain properties owned by our Operating Partnership. On June 30, 2000, we paid off one credit facility totaling $7.5 million. On July 19, 2000 the remaining credit facility of $10.8 million was paid off. We currently have no credit facilities outstanding.

         Future Debt and Equity Offerings. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering.

         Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2000 and 1999, our tenant improvements and leasing commissions averaged $21.01 and $24.54, respectively, per square foot of newly leased office space, $6.23 and $8.19, respectively, per square foot of renewal leased office space, and $7.29 and $2.12, respectively, per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $18.5 million based upon average annual square feet for leases expiring during the year ending December 31, 2001. Our total cost of general capital improvements to our properties averages approximately $7.0 million annually based upon an estimate of $0.54 per square foot.

         Liquidity Requirements. We expect to meet our short-term liquidity requirements through net cash provided by operations, additional debt financings and/or joint ventures, refinancings of maturing debt and property sales. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness, joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares.

Historical Cash Flows

         We had consolidated net cash provided by operating activities of $63.1 million, $105.1 million and $53.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $42.0 million decrease in cash provided by operating activities for the year ended December 31, 2000 from the year ended

December 31, 1999 was primarily due to a $41.0 million decrease in net income, a $2.8 million decrease in the net equity in loss of the Services Company, a $27.1 million decrease in income allocated to minority interests, a $0.6 million decrease in loss on land development option, a $0.1 million decrease in amortization of costs for leases assumed, a $6.1 million increase in deferred rent receivable, a $19.8 million decrease in other assets, a $22.7 million increase in accrued real estate taxes, a $0.9 million decrease in accounts payable and accrued expenses, and a $0.1 million decrease in liability for leases assumed, offset by a $0.7 million decrease in interest income and development costs added to the mortgage note receivable principal, a $1.0 million increase in the provision for asset impairment, a $4.2 million increase in depreciation and amortization, a $0.6 million decrease in net gain on treasury lock terminations, a $55.1 million decrease in net gain on sales of real estate, a $1.1 million increase in extraordinary items, a $1.8 million increase in cumulative effect of a change in accounting principle, an $11.1 million decrease in tenant receivables, a $0.2 million increase in accrued interest payable, and a $3.4 million increase in other liabilities. The $51.6 million increase in net cash provided by operating activities for the year ended December 31, 1999 from the year ended December 31, 1998 was primarily due to a $34.6 million increase in net income, a $7.8 million increase in depreciation and amortization expense, a $0.6 million increase in loss on land development option, a $3.6 million increase in the equity in loss of the Services Company, a $21.3 million increase in income allocated to minority interests, a $39.9 million decrease in other assets, a $1.4 million increase in accounts payable and accrued expenses, and a $9.3 million increase in accrued real estate taxes, offset by a $53.1 million increase in gain on sale of real estate, a $0.6 million increase in gain on treasury lock terminations, a $0.2 million increase in extraordinary items, a $1.6 million increase in interest income and development costs added to the mortgage note receivable principal, a $0.3 million increase in the equity in income of unconsolidated joint ventures, a $1.5 million increase in tenant receivables, a $2.0 million increase in deferred rent receivable, a $0.1 million increase in accrued interest payable, a $0.2 million decrease in amortization of costs for leases assumed, a $0.2 million decrease in liabilities for leases assumed and a $7.1 million decrease in other liabilities.

         We had consolidated net cash used in investing activities of $32.4 million, $438.6 million and $361.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $406.2 million decrease in net cash used in investing activities for the year ended December 31, 2000 from the year ended December 31, 1999 was primarily due to a $451.5 million decrease in expenditures for real estate and equipment, principally related to property acquisitions and development, a $1.0 million decrease in leasing costs, and a $4.6 million decrease in the purchase of and additional advances on the mortgage note receivable, offset by a $12.3 million decrease in proceeds from the sales of real estate, a $29.8 million increase in restricted cash escrows, a $7.5 million increase in net loans to the Services Company and a $1.3 million decrease in distributions received from unconsolidated joint ventures. The $77.2 million increase in net cash used in investing activities for the year ended December 31, 1999, from the year ended December 31, 1998, was primarily due to a $282.3 million increase in expenditures for real estate and equipment, principally related to property acquisitions and development, a $11.9 million increase in advances on the mortgage note receivable and a $4.3 increase in leasing costs, offset by a $154.3 million increase in proceeds from the sales of real estate, a $61.1 million decrease in restricted cash escrows, a $4.6 million net repayment of loans by the Services Company, and a $1.3 million distribution received from an unconsolidated joint venture.

         We had consolidated net cash used in financing activities of $27.9 million for the year ended December 31, 2000, and consolidated net cash provided by financing activities of $306.9 million and $342.4 million for the years ended December 31, 1999 and 1998, respectively. The $334.8 million increase in net cash used in financing activities for the year ended December 31, 2000 from the year ended December 31, 1999 was primarily due to a $288.3 million decrease in proceeds from mortgage notes payable, a $39.0 million increase in net repayment of credit facilities, a $0.5 million decrease in financing costs, a $15.3 million decrease in deposits returned under treasury lock agreements, a $0.9 million increase in distributions to preferred shareholders, common shareholders, and minority interests, and a $0.7 million increase in the repurchase of operating partnership minority interest units, offset by a $8.5 million decrease in the repayment of mortgage notes and bonds payable, a $1.0 million increase in contributions from other minority interests, and a $0.4 million decrease in preferred stock transaction fees. The $35.5 million decrease in net cash provided by financing activities for the year ended December 31, 1999, from the year ended December 31, 1998, was due to a $0.5 million increase in financing costs, a $1.0 million decrease in contributions from minority interests, a $95.3 million decrease in net proceeds from the sale of Series B preferred shares, a $45.9 million decrease in net proceeds from a private placement and a $11.3 million increase in distributions to preferred shareholders, common shareholders and minority interests, a $0.4 million increase in preferred share transaction fees, a $129.2 million increase in the repayment of mortgage notes payable, offset by a $32.4 million increase in proceeds from mortgage notes payable, a $29.9 million increase in deposits recovered on treasury lock agreements, $178.5 million increase in net proceeds from the credit facilities, and a $7.3 million decrease in cash used to repurchase our common shares.

Funds from Operations

         Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are no longer adjustments to funds from operations. We believe that in order to facilitate a clear understanding of consolidated historical operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited financial statements included elsewhere in this Form 10-K. The following tables represent the unaudited calculation of our consolidated quarterly summary of Funds from Operations for the years ended December 31, 2000, 1999 and 1998:

                                                         Year ended December 31, 2000
                                    -----------------------------------------------------------------------
                                                      Fourth        Third         Second        First
                                        Total        Quarter       Quarter       Quarter       Quarter
                                    -----------------------------------------------------------------------
Net income (loss) available to
   common shareholders (1).........    $  1,742      $  (5,239)    $  6,015     $    (700)     $  1,666
FFO adjustments:
Real estate depreciation and
   amortization (2)................      33,931          8,928        8,302         8,495         8,206
Straight-line rental revenue
   adjustments.....................      (9,358)        (2,483)      (2,289)       (2,332)       (2,254)
Straight-line rental revenue from
   joint ventures..................        (751)          (277)        (158)         (158)         (158)
Amortization of costs for
   leases assumed..................         833            210          206           255           162
Joint venture adjustments..........       3,291            701          865           862           863
(Gain) loss on sales of real estate      (3,395)           439       (8,302)        4,338           130
Minority interests.................       3,564         (3,486)       4,857          (209)        2,402
Extraordinary loss.................       2,176            911          857           408             -
Cumulative effect of change in
   accounting principal (1)........       1,843              -            -             -         1,843
                                    -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue....      33,876           (296)      10,353        10,959        12,860
Straight-line rental revenue.......       9,358          2,483        2,289         2,332         2,254
Straight-line rental revenue from
   joint ventures..................         751            277          158           158           158
                                    -----------------------------------------------------------------------
Funds from operations, including
   straight-line rental revenue....    $ 43,985      $   2,464      $12,800       $13,449       $15,272
                                    =======================================================================

Other data:
   Net cash provided by operating
     activities....................    $ 63,122      $  32,366     $  7,882       $14,611      $  8,263
   Net cash (used in) provided by
     investing activities..........     (32,426)       (21,120)      28,354        (8,961)      (30,699)
   Net cash (used in) provided by
     financing activities..........     (27,912)       (15,762)     (36,460)        6,046        18,264

                                                         Year ended December 31, 1999
                                    -----------------------------------------------------------------------
                                                      Fourth        Third         Second        First
                                        Total        Quarter       Quarter       Quarter       Quarter
                                    -----------------------------------------------------------------------
Net income available to
   common shareholders.............   $  42,745      $   1,470    $  31,238     $   7,025     $   3,012
FFO adjustments:
Real estate depreciation
   and amortization (2)............      30,549          7,106        8,022         8,088         7,333
Straight-line rental revenue
   adjustments.....................      (3,263)        (1,418)        (637)         (614)         (594)
Straight-line rental revenue
   from joint ventures.............        (220)          (220)           -             -             -
Joint venture adjustment...........         875            875            -             -             -
Amortization of costs for
   leases assumed..................         899            163          245           246           245
Gain on sales of real estate.......     (52,706)          (224)     (48,125)       (4,357)            -
Minority interests.................      30,687          1,440       22,330         4,861         2,056
Extraordinary loss.................       1,082            253          829             -             -
                                    -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue....      50,648          9,445       13,902        15,249        12,052
Straight-line rental revenue.......       3,263          1,418          637           614           594
Straight-line rental revenue
   from joint ventures.............         220            220            -             -             -
                                    -----------------------------------------------------------------------
Funds from operations, including
   straight-line rental revenue....   $  54,131      $  11,083     $ 14,539     $  15,863     $  12,646
                                    =======================================================================

Other data:
   Net cash provided by
     operating activities..........    $105,092     $   39,612    $  27,867     $  16,195     $  21,418
   Net cash used in investing
     activities....................    (438,589)      (208,596)     (61,117)      (17,571)     (151,305)
   Net cash provided by
     financing activities..........     306,907        178,721       25,565         6,600        96,021
                                                         Year ended December 31, 1998
                                    -----------------------------------------------------------------------
                                                      Fourth        Third         Second        First
                                        Total        Quarter       Quarter       Quarter       Quarter
                                    -----------------------------------------------------------------------
Net income available to
   common shareholders.............   $  12,274      $   2,716    $   4,035     $   2,997     $   2,526
FFO adjustments:
Real estate depreciation and
   amortization (2)................      23,964          7,009        6,106         5,834         5,015
Straight-line rental revenue
   adjustments.....................      (1,234)          (181)        (531)         (494)          (28)
Amortization of costs for
   leases assumed..................       1,137            285          286           275           291
Minority interests.................       9,368          2,347        2,704         2,352         1,965
Extraordinary loss.................       1,253            728            -           525             -
                                    -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue....      46,762         12,904       12,600        11,489         9,769
Straight-line rental revenue.......       1,234            181          531           494            28
                                    -----------------------------------------------------------------------
Funds from operations, including
   straight-line rental revenue....   $  47,996     $   13,085    $  13,131     $  11,983     $   9,797
                                    =======================================================================

Other data:
   Net cash provided by
     operating activities..........   $  53,525    $      (133)   $  36,442     $   9,214     $   8,002
   Net cash used in investing
     activities....................    (361,384)       (25,803)     (68,245)      (91,645)     (175,691)
   Net cash provided by financing
     activities....................     342,390         64,298       26,774        86,011       165,307

     (1) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Effective January 1, 2000, we recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting

          SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", the previously reported quarterly information for the first three quarters of 2000 has been restated. The net quarterly effect was a decrease in net income (loss) available to common shares of $1,867 and $230 for the first and second quarters, respectively, and an increase of $238 for the third quarter of 2000, a decrease in funds from operations of $42 and $392 for the first and second quarters, respectively, and an increase in funds from operations of $406 for the third quarter. No restatement of 1999 or 1998 information was necessary. Included in the above four quarters revenue adjustments is $255, $85, $74 and $73, for the first, second, third and fourth quarters, respectively, of revenue previously recorded 1999.

     (2) Excludes the amortization of deferred financing costs and non-real estate related depreciation.

Impact of Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the cash was received. In addition, the Services Company previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled.

         We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2000, we recognized $0.5 million of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in the prior year. Although the adoption of SAB 101 may impact the period in which the Services Company and we recognize certain revenues, it is not expected to impact the timing of our cash flow from operations.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We will adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Upon adoption of SFAS 138 and SFAS 133 on January 1, 2001, we will record as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $0.5 million in net income, and a net transition adjustment of $3.3 million as a reduction in accumulated other comprehensive income at that time. Adoption of the standard will result in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated real estate joint ventures and a deferred hedge liability recorded of $1.9 million.

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

          As of December 31, 2000, approximately $431.9 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $158.4 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0%, $66.5 million subject to various interest rate cap agreements and $65.0 million subject to an interest rate collar agreement. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable and bonds payable, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, collars and caps, the table represents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. None of these instruments were entered into for trading purposes.

                                                                          Interest Rate Sensitivity
                                                              Principal (Notional) Amount by Expected Maturity
                                                                            Average Interest Rate
                                                -----------------------------------------------------------------------------
                                                     2001     2002      2003      2004     2005     Thereafter    Total
                                                -----------------------------------------------------------------------------
                                                                            (Dollars in Millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount.............................      $63.2    $ 33.4    $  4.3    $ 4.6     $69.2      $192.6      $367.3
Weighted-average interest rate (3)............        6.83%    11.22%     7.37%    7.37%     7.23%       7.56%

Variable rate amount..........................      $59.5    $163.7    $ 32.5    $52.0     $67.0         -        $374.7
Weighted-average interest rate (3)............        8.10%     8.47%    12.21%    9.94%     8.21%       -

Bonds payable (1):
Variable rate amount..........................      $48.2       -         -        -         -        $  9.0      $ 57.2
Weighted-average interest rate (3)............        4.98%     -         -        -         -           4.50%

Interest rate swap agreement (1)(3):
Notional amount...............................      $ 3.2    $155.2       -        -         -           -        $158.4
Pay rate......................................        6.73%     6.73%     -        -         -           -
Fixed swap rate...............................        6.30%     6.30%     -        -         -           -

Interest rate cap agreements (1)(3):
Notional amount...............................        -      $ 67.0    $ 12.5    $52.0       -           -        $131.5
Pay rate......................................        -         6.71%     6.63%    6.69%     -           -
Cap rate......................................        -         6.50%     9.00%    7.25%     -           -

Interest rate collar agreements(1)(2)(3)
Notional amount...............................        -      $ 65.0       -        -         -           -        $ 65.0
Pay rate......................................        -         6.71%     -        -         -           -
Cap rate......................................        -         7.50%     -        -         -           -
Floor rate....................................        -         3.73%     -        -         -           -

(1) See Note 3 to our consolidated financial statements for additional information.
(2) The cap effect of this collar agreement is effectively eliminated by the Company's sale of an interest rate cap for a notional amount of $65.0 million maturing on January 31, 2002. Concurrent with the sale, the Company entered into an interest rate cap for a notional amount of $67.0 million which capped the interest rate at a LIBOR index rate of 6.50%.
(3) Based upon the rates in effect at December 31, 2000, the weighted-average interest rates, including the interest rate swap, collar and cap agreements, on our mortgage notes payable and bonds payable at December 31, 2000 were 8.26% and 4.90%, respectively. Additionally, the bonds payable of $48.2 million and $9.0 million are collateralized by letters of credit of $48.8 million and $9.3 million, respectively, incurring annual fees of 2.50% and quarterly extension fees, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                   PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 30, 2001 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Other Information-Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Consolidated Financial Statements

Report of Independent Auditors                                                                              F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                F-3

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                      F-4

Consolidated Statements of Changes in Shareholders' Equity for the years ended
   December 31, 2000, 1999 and 1998                                                                         F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
   1999 and 1998                                                                                            F-7

Notes to Consolidated Financial Statements                                                                  F-10

     (2)  Financial Statement Schedule

          The following financial statement schedule is included in Item 14(d)

          Report of Independent Auditors on Schedule (included with consent as Exhibit 23.1)

          Schedule III - Real Estate and Accumulated Depreciation of Prime Group Realty Trust as of
          December 31, 2000                                                                                 F-44

               All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) Exhibits

 Exhibit
 -------
   No.                                 Description
   ---                                 -----------

   3.1 Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to our 1997 Annual Report on Form 10-4 and incorporated herein by reference

   3.2 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

   3.3 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust date as of December 29, 1998 as filed as an exhibit to our 1998 Annual Report on Form 10-K and incorporated by reference

   3.4 Amended and Restated Bylaws of Prime Group Realty Trust as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference

   3.5 Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership") as filed as an exhibit to our 1997 Annual Report on Form 10-K and incorporated herein by reference

   3.6 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.7 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.8 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.9 Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.10 Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.11 Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership dated as of March 25, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.12 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

   3.13 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998 as filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference

     (3) Exhibits

 Exhibit
 -------
   No.                                  Description
   ---                                  -----------
   3.14 Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

   3.15 Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference

   3.16 Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

   3.17 Amendment No. 12 to the Amended and Restated Agreement of Limited Partnership dated as of August 14, 1998 as filed as an exhibit to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

   3.18 Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1998 as filed as an exhibit to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference

   3.19 Amendment No. 14 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1998 as filed as an exhibit to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference

   3.20 Amendment No. 15 to the Amended and Restated Agreement of Limited Partnership dated as of November 16, 1998 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference

   3.21 Amendment No. 16 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as an exhibit to Post-Effective Amendment No. 3 to our Registration Statement on Form S-3 (Registration No. 333-51935) and incorporated herein by reference

   3.22 Amendment No. 17 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.23 Amendment No. 18 to the Amended and Restated Agreement of Limited Partnership dated as of February 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.24 Amendment No. 19 to the Amended and Restated Agreement of Limited Partnership dated as of March 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference

   3.26 Amendment No. 21 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference

   3.27 Amendment No. 22 to the Amended and Restated Agreement of Limited Partnership dated as of April 22, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference

     3) Exhibits

 Exhibit
 -------
   No.                                   Description
   ---                                   -----------
   3.28 Amendment No. 23 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1999 as filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference

   3.29 Amendment No. 24 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

   3.30 Amendment No. 25 to the Amended and Restated Agreement of Limited Partnership dated as of July 14, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference

   3.31 Amendment No. 26 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference

   3.32 Amendment No. 27 to the Amended and Restated Agreement of Limited Partnership dated as of August 16, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference

   3.33 Amendment No. 28 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1999 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference

   3.34 Amendment No. 29 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1999 as filed as an exhibit to our 1999 Annual Report on Form 10-K and incorporated herein by reference

   3.35 Amendment No. 30 to the Amended and Restated Agreement of Limited Partnership dated as of November 15, 1999 as filed as an exhibit to our 1999 Annual Report on Form 10-K and incorporated herein by reference

   3.36 Amendment No. 31 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999 as filed as an exhibit to our 1999 Annual Report on Form 10-K and incorporated herein by reference

   3.37 Amendment No. 32 to the Amended and Restated Agreement of Limited Partnership dated as of December 30, 1999 as filed as an exhibit to our 1999 Annual Report on Form 10-K and incorporated herein by reference

   3.38 Amendment No. 33 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 17, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference

   3.39 Amendment No. 34 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of February 15, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference

   3.40 Amendment No. 35 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference

   3.41 Amendment No. 36 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference

   3.42 Amendment No. 37 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 24, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference

     3) Exhibits

 Exhibit
 -------
   No.                                  Description
   ---                                  -----------

   3.43 Amendment No. 38 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of April 17, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference

   3.44 Amendment No. 39 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of May 15, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference

   3.45 Amendment No. 40 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of June 15, 2000 as filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference

   12.1 Computation of ratios of earnings to combined fixed changes and preferred share distributions.

   21.1   Subsidiaries of the Registrant

   23.1   Consent of Independent Auditors

  (b)  Reports on Form 8-K

       We filed the following reports on Form 8-K during the fourth quarter of 2000:

       Form 8-K dated November 3, 2000 (filed November 6, 2001; File No. 001-13589) relating to additional financial and operational information concerning the Registrant and properties owned by it or its subsidiaries as of June 30, 2000, in the form of a Supplemental Information Package.

       Form 8-K dated November 21, 2000 (filed November 22, 2001; File No. 001-13589) relating to additional financial and operational information concerning the Registrant and properties owned by it or its subsidiaries as of September 30, 2000, in the form of a Supplemental Information Package.

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                         Prime Group Realty Trust

Dated: March 29, 2001
                                   _____________________________________
                                              Richard S. Curto
                                          Chief Executive Officer

Dated: March 29, 2001
                                   _____________________________________
                                              Louis G. Conforti
                                        Office of the President and
                                           Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                         Date
          ----                           -----                         ----

________________________
Michael W. Reschke          Chairman of the Board and Trustee     March 29, 2001

________________________
Richard S. Curto            Chief Executive Officer and Trustee   March 29, 2001

________________________
Louis G. Conforti           Office of the President and Chief
                            Financial Officer                     March 29, 2001

________________________
Roy P. Rendino              Senior Vice President - Finance
                            and Chief Accounting Officer          March 29, 2001

________________________
Jacque M. Ducharme          Trustee                               March 29, 2001

________________________
Stephen J. Nardi            Trustee                               March 29, 2001

________________________
Christopher J. Nassetta     Trustee                               March 29, 2001

________________________
Governor
James R. Thompson           Trustee                               March 29, 2001

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                             Prime Group Realty Trust

Dated: March 29, 2001
                                               /s/ Richard S. Curto
                                         --------------------------------
                                                 Richard S. Curto
                                              Chief Executive Officer

Dated: March 29, 2001
                                               /s/ Louis G. Conforti
                                         --------------------------------
                                                 Louis G. Conforti
                                            Office of the President and
                                              Chief Financial Officer

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

         Name                               Title                                          Date
         ----                               -----                                          ----
/s/ Michael W. Reschke
- ------------------------------
Michael W. Reschke                   Chairman of the Board and Trustee                March 29, 2001

/s/ Richard S. Curto
- ------------------------------
Richard S. Curto                     Chief Executive Officer and Trustee              March 29, 2001

/s/ Louis G. Conforti
- ------------------------------       Office of the President and Chief Financial
Louis G. Conforti                    Officer                                          March 29, 2001

/s/ Roy P. Rendino
- ------------------------------       Senior Vice President - Finance and Chief
Roy P. Rendino                       Accounting Officer                               March 29, 2001

/s/ Jacque M. Ducharme
- ------------------------------
Jacque M. Ducharme                   Trustee                                          March 29, 2001

/s/ Stephen J. Nardi
- ------------------------------
Stephen J. Nardi                     Trustee                                          March 29, 2001

/s/ Christopher J. Nassetta
- ------------------------------
Christopher J. Nassetta              Trustee                                          March 29, 2001

/s/ Governor James R. Thompson
- ------------------------------
Governor James R. Thompson           Trustee                                          March 29, 2001

                            PRIME GROUP REALTY TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Auditors.......................................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.........................................  F-3

Consolidated Statements of Income for the years ended
   December 31, 2000, 1999 and 1998..................................................................  F-4

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2000, 1999 and 1998......................................................  F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998..................................................................  F-7

Notes to Consolidated Financial Statements........................................................... F-10

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation
   as of December 31, 2000........................................................................... F-44

                        REPORT OF INDEPENDENT AUDITORS

Board of Trustees
Prime Group Realty Trust

         We have audited the accompanying consolidated balance sheets of Prime Group Realty Trust as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Prime Group Realty Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP


Chicago, Illinois
February 23, 2001, except for Note 14,
as to which the date is March 29, 2001

                           PRIME GROUP REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                    December 31
                                                                               2000               1999
                                                                          ---------------------------------
                                  Assets
Real estate, at cost:
   Land..................................................................     $  192,156      $  183,295
   Building and improvements.............................................        916,009         921,124
   Tenant improvements...................................................         62,810          39,232
   Furniture, fixtures and equipment.....................................          9,231           7,443
                                                                          ---------------------------------
                                                                               1,180,206       1,151,094
   Accumulated depreciation..............................................        (61,855)        (37,977)
                                                                          ---------------------------------
                                                                               1,118,351       1,113,117
   Property under development............................................        112,002         125,724
   Property held for sale................................................         22,737               -
                                                                          ---------------------------------
                                                                               1,253,090       1,238,841
Investments in unconsolidated real estate joint ventures.................         37,591           3,007
Mortgage note receivable.................................................              -          82,687
Cash and cash equivalents................................................         22,694          19,910
Tenant receivables, net of allowance of $2,837 and $2,800 at December 31,
   2000 and 1999, respectively...........................................          6,153          11,438
Restricted cash escrows..................................................         63,733          43,397
Deferred rent receivable.................................................         16,888           9,501
Deferred costs - net.....................................................         28,403          26,901
Other....................................................................         10,541           8,493
                                                                          ---------------------------------
Total assets.............................................................     $1,439,093      $1,444,175
                                                                          =================================

Liabilities and shareholders' equity
Mortgage notes payable...................................................     $  742,021      $  705,194
Credit facilities........................................................              -          19,527
Bonds payable............................................................         57,150          74,450
Accrued interest payable.................................................          4,353           3,508
Accrued real estate taxes................................................         39,319          40,689
Accounts payable and accrued expenses....................................         38,272          30,728
Construction costs payable, including retention of $2,812 at
   December 31, 2000.....................................................         19,168           5,405
Liabilities for leases assumed...........................................          2,228           3,235
Dividends payable........................................................          8,254           8,122
Other....................................................................         13,359          10,909
                                                                          ---------------------------------
Total liabilities........................................................        924,124         901,767
Commitments and contingencies............................................              -               -
Minority interests:
Operating partnership....................................................        151,206         168,070
Other....................................................................          2,000           1,000
Series A - Cumulative Convertible Preferred Shares, 2,000,000 shares
   designated, issued and outstanding at December 31, 2000 and 1999......         39,850          39,703
Shareholders' equity:
   Preferred shares: $0.01 par value; 30,000,000 shares authorized:
     Series B - Cumulative Redeemable Preferred Shares,
       4,000,000 shares designated, issued and outstanding
       at December 31, 2000 and 1999.....................................             40              40
   Common shares:  $0.01 par value; 100,000,000 shares authorized;
     15,599,518 and 15,189,438 shares issued and outstanding at
     December 31, 2000 and 1999, respectively............................            156             152
   Additional paid-in capital............................................        328,687         321,357
   (Distributions in excess of) retained earnings........................         (6,970)         12,086
                                                                          ---------------------------------
Total shareholders' equity...............................................        321,913         333,635
                                                                          ---------------------------------
Total liabilities and shareholders' equity...............................     $1,439,093      $1,444,175
                                                                          =================================

                             See accompanying notes.

                           PRIME GROUP REALTY TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
             (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                          Year ended December 31
                                                                     2000            1999          1998
                                                                -------------------------------------------
Revenue
Rental........................................................       $135,762      $126,687     $  97,212
Tenant reimbursements.........................................         67,032        50,171        37,545
Other property revenues.......................................          8,093        11,201         4,249
Mortgage note interest........................................          4,864         6,926         5,866
Interest income and other.....................................          7,513         1,569         2,729
                                                                -------------------------------------------
Total revenue.................................................        223,264       196,554       147,601

Expenses
Property operations...........................................         54,638        44,446        29,598
Real estate taxes.............................................         39,817        34,470        25,077
Depreciation and amortization.................................         37,449        33,258        25,447
Interest......................................................         55,755        42,648        30,901
Loss on land development option...............................              -           600             -
General and administrative....................................         10,359         7,565         5,712
Provision for asset impairment................................          1,000             -             -
Strategic alternative costs...................................            717             -             -
                                                                -------------------------------------------
Total expenses................................................        199,735       162,987       116,735
                                                                -------------------------------------------
Income before (loss) gain on sales of real estate, minority
   interests,  extraordinary items, and cumulative
   effect of change in accounting principle...................         23,529        33,567        30,866
(Loss) gain on sales of real estate, net......................         (2,057)       53,050             -
                                                                -------------------------------------------
Income before minority interests, extraordinary
   items, and cumulative effect of change in accounting
   principle..................................................         21,472        86,617        30,866
Minority interests............................................         (3,564)      (30,687)       (9,368)
                                                                -------------------------------------------
Income before extraordinary items and cumulative
   effect of change in accounting principle...................         17,908        55,930        21,498
Extraordinary items:  loss on early extinguishment of
   debt, net of minority interests in the amount of
   $1,347, $754 and $878 for the years ended
   December 31, 2000, 1999 and 1998, respectively.............         (2,176)       (1,082)       (1,253)
                                                                -------------------------------------------
Income before cumulative effect of change in
   accounting principle.......................................         15,732        54,848        20,245
Cumulative effect of change in revenue recognition,
   net of minority interests of $1,140........................         (1,843)            -             -
                                                                -------------------------------------------
Net income....................................................         13,889        54,848        20,245
Net income allocated to preferred shareholders................        (12,147)      (12,103)       (7,971)
                                                                -------------------------------------------
Net income available to common shareholders...................       $  1,742      $ 42,745     $  12,274
                                                                ===========================================

                            See accompanying notes.

                            PRIME GROUP REALTY TRUST

                                                                            Year ended December 31
                                                                     2000           1999            1998
                                                                --------------------------------------------
Basic earnings available to common shares per
   weighted-average common share:
Income before (loss) gain on sales of real estate,
   extraordinary items and cumulative effect of change in
   accounting principle, net of minority interests.............     $ 0.45        $ 0.84           $ 0.91
(Loss) gain on sales of real estate, net of minority
   interests...................................................      (0.08)         2.05                -
Extraordinary loss on early extinguishment of debt, net of
   minority interests..........................................      (0.14)        (0.07)           (0.08)
Cumulative effect of change in revenue recognition, net of
   minority interests..........................................      (0.12)             -               -
                                                                --------------------------------------------
Net income available per weighted-average common
   share of beneficial interest - basic........................     $ 0.11        $ 2.82           $ 0.83
                                                                ============================================

Diluted earnings available to common shares per
   weighted-average common share:
Income before (loss) gain on sales of real estate,
   extraordinary items and cumulative effect of change in
   accounting principle, net of minority interests.............     $ 0.45        $ 0.84           $ 0.91
(Loss) gain on sales of real estate, net of minority
   interests...................................................      (0.08)         2.04                -
Extraordinary loss on early extinguishment of debt,
   net of minority interests...................................      (0.14)        (0.07)           (0.08)
Cumulative effect of change in revenue recognition,
   net of minority interests...................................      (0.12)             -               -
                                                                --------------------------------------------
Net income available per weighted-average common
   share of beneficial interest - diluted......................     $ 0.11        $ 2.81           $ 0.83
                                                                ============================================

                            See accompanying notes.

                           PRIME GROUP REALTY TRUST

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

        (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                      Preferred Shares                 Additional     (Distributions
                                    ----------------------  Common      Paid-In        in Excess of)
                                     Series B  Series A     Shares      Capital      Retained Earnings    Total
                                    ------------------------------------------------------------------------------
Balance at January 1, 1998.......       $ -      $20         $130      $225,632          $(1,713)       $224,069
Issuance of 2,579,994 common
   shares........................         -        -           26        45,904                -          45,930
Issuance of 4,000,000 Series B -
   preferred shares..............        40        -            -        95,285                -          95,325
Issuance of 25,000 common shares
   granted during the year.......         -        -            -           458                -             458
Repurchase of 474,200 common
   shares........................         -        -           (5)       (7,262)               -          (7,267)
Net income.......................         -        -            -             -           20,245          20,245
Series B - preferred share
   dividends declared ($1.29 per
   share)........................         -        -            -             -           (5,141)         (5,141)
Series A - preferred share
   dividends declared ($1.42 per
   share)........................         -        -            -             -           (2,830)         (2,830)
Common share dividends declared
   ($1.35 per share).............         -        -            -             -          (20,784)        (20,784)
                                    ------------------------------------------------------------------------------
Balance at December 31, 1998.....        40       20          151       360,017          (10,223)        350,005
Amortization of restricted stock
   awards........................         -        -            -           576                -             576
Net income.......................         -        -            -             -           54,848          54,848
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -        -            -             -           (9,000)         (9,000)
Series A - preferred share
   dividends declared ($1.50 per
   share)........................         -        -            -             -           (3,000)         (3,000)
Series A - preferred share
   amortized dividend............         -        -            -             -             (103)           (103)
Common share dividends declared
   ($1.35 per share).............         -        -            -             -          (20,436)        (20,436)
Reclassification of Series A
   - preferred shares to
   redeemable equity.............         -      (20)           -       (39,980)               -         (40,000)
Conversion of 53,611 common
   units to common shares (one
   for one)......................         -        -            1           744                -             745
                                    ------------------------------------------------------------------------------
Balance at December 31, 1999.....        40        -          152       321,357           12,086         333,635
Amortization of restricted stock
   awards........................         -        -            -           411                -             411
Issuance of 5,000 common shares
   granted during the year.......         -        -            1            76                -              77
Net income.......................         -        -            -             -           13,889          13,889
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -        -            -             -           (9,000)         (9,000)
Series A - preferred share
   dividends declared ($1.50 per
   share)........................         -        -            -             -           (3,000)         (3,000)
Series A - preferred share
   amortized dividend............         -        -            -             -             (147)           (147)
Common share dividends declared
   ($1.35 per share).............         -        -            -             -          (20,798)        (20,798)
Conversion of 347,032 common
   units to common shares (one
   for one)......................         -        -            3         6,843                -           6,846
                                    ------------------------------------------------------------------------------
Balance at December 31, 2000.....       $40     $  -         $156      $328,687          $(6,970)       $321,913
                                    ==============================================================================

                            See accompanying notes.

                           PRIME GROUP REALTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                                                          Year ended December 31
                                                                     2000          1999          1998
                                                                -------------------------------------------
Operating activities
Net income..................................................        $  13,889     $  54,848     $  20,245
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Amortization of costs for leases assumed (included in
       rental revenue)......................................              833           899         1,137
     Interest income and developer fees added to mortgage
       note receivable principal............................           (1,855)       (2,580)       (1,010)
     Loss (gain) on sales of real estate....................            2,057       (53,050)            -
     Depreciation and amortization..........................           37,449        33,258        25,447
     Provision for asset impairment.........................            1,000             -             -
     Net gain on treasury lock terminations.................                -          (615)            -
     Loss on land development option........................                -           600             -
     Share of net income of unconsolidated real estate
       joint ventures.......................................             (262)         (256)            -
     Share of net loss of unconsolidated subsidiary.........            1,030         3,865           274
     Minority interests.....................................            3,564        30,687         9,368
     Extraordinary items, net of minority interests.........            2,176         1,082         1,253
     Cumulative effect of change in accounting principle,
       net of minority interests............................            1,843             -             -
     Changes in operating assets and liabilities:
       Decrease (increase) in tenant receivables............            6,160        (4,988)       (3,468)
       Increase in deferred rent receivable.................           (9,358)       (3,263)       (1,234)
       (Increase) decrease in other assets..................           (1,399)       18,435       (21,458)
       Increase in accrued interest payable.................            1,234         1,068         1,195
       (Decrease) increase in accrued real estate taxes.....           (1,682)       21,049        11,742
       Increase in accounts payable and accrued expenses....            7,774         8,702         7,299
       Decrease in liabilities for leases assumed...........           (1,271)       (1,204)         (966)
       (Decrease) increase in other liabilities.............              (60)       (3,445)        3,701
                                                                -------------------------------------------
Net cash provided by operating activities...................           63,122       105,092        53,525

Investing activities
Expenditures for real estate and equipment..................         (131,926)     (583,454)     (301,068)
Proceeds from sales of real estate..........................          141,994       154,309             -
Purchase of and additional advances on mortgage
   note receivable..........................................          (12,208)      (16,837)       (4,943)
(Increase) decrease in restricted cash escrows..............          (19,374)       10,423       (50,736)
Leasing costs...............................................           (6,151)       (7,106)       (2,840)
Net (loans provided to) repayments from services company....           (4,761)        2,801        (1,797)
Distributions from unconsolidated real estate joint ventures                -         1,275             -
                                                                -------------------------------------------
Net cash used in investing activities.......................          (32,426)     (438,589)     (361,384)

                           PRIME GROUP REALTY TRUST

                            (DOLLARS IN THOUSANDS)

                                                                          Year ended December 31
                                                                     2000          1999          1998
                                                                -------------------------------------------
Financing activities
Net proceeds from the sale of preferred shares................  $           -     $       -     $  95,325
Net proceeds from the sale of common shares...................              -             -        45,930
Common share repurchases......................................              -             -        (7,267)
Financing costs...............................................         (8,774)       (8,306)       (7,785)
Deposits returned (made) under treasury lock agreements.......              -        15,256       (14,641)
Proceeds from mortgage notes payable..........................        258,233       546,538       514,065
Net proceeds from (repayment of) credit facilities............        (19,527)       19,527      (159,000)
Repayment of mortgage notes payable...........................       (193,406)     (219,163)      (85,957)
Repayment of mortgage notes payable - affiliates..............              -             -        (3,984)
Repayment of bonds payable....................................        (17,300)            -             -
Repurchase of operating partnership common units..............           (700)            -             -
Contribution from minority interests - other..................          1,000             -         1,000
Distributions to minority interests - operating partnership...        (14,772)      (14,151)      (12,116)
Series A - preferred shares transaction fee...................              -          (400)            -
Dividends paid to Series B - preferred shareholders...........         (9,000)       (9,000)       (2,891)
Dividends paid to Series A - preferred stockholders...........         (3,000)       (2,980)       (2,445)
Dividends paid to common shareholders.........................        (20,666)      (20,414)      (17,844)
                                                                -------------------------------------------
Net cash (used in) provided by financing activities...........        (27,912)      306,907       342,390
                                                                -------------------------------------------
Net increase (decrease) in cash and cash equivalents..........          2,784       (26,590)       34,531
Cash and cash equivalents at beginning of year................         19,910        46,500        11,969
                                                                -------------------------------------------
Cash and cash equivalents at end of year......................  $      22,694     $  19,910     $  46,500
                                                                ===========================================

                            See accompanying notes.

                           PRIME GROUP REALTY TRUST

                             (DOLLARS IN THOUSANDS)

During the years ended December 31, 2000 and 1999, the Company sold the following assets and liabilities:

                                                                                 2000            1999
                                                                           --------------------------------
Real estate, net......................................................     $     172,607   $     261,255
Tenant receivables, net...............................................                40             838
Deferred rent receivable..............................................             1,971          32,824
Deferred costs, net...................................................             3,304          13,318
Mortgage notes payable................................................           (28,000)       (205,109)
Accrued real estate taxes.............................................            (3,988)        (10,017)
Other liabilities and assets, net.....................................            (1,883)          4,580
                                                                          ---------------------------------
Net assets sold.......................................................           144,051          97,689
Proceeds from sales of real estate....................................           141,994         154,309
                                                                          ---------------------------------
Total (loss) gain on sales of real estate.............................            (2,057)         56,620
Less gain deferred....................................................                 -          (3,570)
                                                                          ---------------------------------
(Loss) gain recognized on sales of real estate........................    $       (2,057)  $      53,050
                                                                          =================================

The following represents supplemental disclosure of significant noncash activity for the years ended December 31, 2000, 1999, and 1998:

                                                                          Year ended December 31
                                                                     2000          1999          1998
                                                                -------------------------------------------
Real estate additions through the assumption of
   mortgage payables........................................    $          -    $  140,899     $      -
Real estate additions through the issuance of
   partnership units to minority interest...................           3,832         7,052            -
Real estate additions through consolidation due to
   purchase of second mortgage note.........................         103,210             -            -
Contributions of real estate to unconsolidated real
   estate joint ventures....................................         (35,290)            -            -
Real estate additions through the increase in
   accounts payable and accrued expenses....................           1,562             -            -
Increase in accrued real estate taxes through consolidation
   due to the purchase of second mortgage note..............           4,300             -            -
                                                                -------------------------------------------
                                                                 $    77,614    $  147,951     $      -
                                                                ===========================================

                           Prime Group Realty Trust

                  Notes to Consolidated Financial Statements

   (Dollars in thousands, except for share, per share and per unit amounts)


1.  Summary of Significant Accounting Policies

Formation and Organization of the Company

         Prime Group Realty Trust (the "Company") was organized in Maryland on July 21, 1997. The Company qualified as a real estate investment trust ("REIT") beginning with the period ended December 31, 1997, under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, the Company completed its initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (the "Operating Partnership") in exchange for preferred and common partnership interests.

         In 1998, the Company issued and sold 2,579,994 common shares, granted 25,000 common shares to certain employees and trustees and issued and sold 4,000,000 of its Series B-cumulative redeemable preferred shares and contributed the net proceeds to the Operating Partnership in exchange for the same number of common units and preferred units of partnership interest. In addition, during 1998, the Company repurchased 474,200 of its common shares for an aggregate purchase price of $7,267, pursuant to a common share repurchase program the Company established in September 1998. On January 8, 1999, the Company filed its initial shelf registration statement on Form S-3 with the Securities and Exchange Commission (which was declared effective on June 8, 1999) to register up to $500,000 of its equity and debt securities for future sale at prices and on terms to be determined at the time of offering.

         The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.2% and 58.4% of the common units issued at December 31, 2000 and 1999, respectively. Each preferred unit and common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

         During 2000, an affiliate of one of the Company's Board members exchanged 927,100 common units of general partner interest of the Operating Partnership for 927,100 common units of limited partner interest. These common units of limited partner interest are exchangeable on a one-for-one basis, for common shares or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the modification, a tax indemnification agreement with the affiliate was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from the Company's initial public offering. In addition, the affiliate's put option agreement allowing the affiliate to put the general partner common units to the Operating Partnership was terminated.

         During 2000, an affiliate of The Prime Group, Inc. ("PGI") purchased the 40% partnership interest held by an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone"), in Primestone Investment Partners L.P. ("Primestone"). Primestone owns 7,944,893 limited partner common units (the "Primestone Units") of the Operating Partnership and was created in connection with the Company's initial public offering as a joint venture between affiliates of PGI and Blackstone. PGI is a privately held company controlled by Michael W. Reschke, the Chairman of the Company's Board of Trustees. Primestone secured financing for the transaction from affiliates of Prudential Securities Incorporated and Vornado Realty Trust ("Subordinate Lender"). As a result of the transaction, PGI is now the 100% owner of Primestone, making PGI the Operating Partnership's second largest equity holder through the Primestone Units. The Primestone Units are convertible into the Company's common shares, on a one-for-one basis or, at the Company's option, in cash equivalent to the fair market value of a common share at the time of exchange.

         As part of PGI's financing for the transaction, PGI's lenders requested certain consents and other agreements relating to the Company, including (i) a waiver of the 9.9% common share ownership limitation set forth in the Company's charter; (ii) a right of the Subordinate Lender to receive a position on the Board (this position is subject to re-election by the Company's shareholders in the same manner as all other Trustees) under certain events; and (iii) under certain events including the Subordinate Lender becoming the owner of the Primestone Units after a successful foreclosure action, that Mr. Reschke and Richard S. Curto, the Company's Chief Executive Officer and one of the Company's Trustees, have agreed to tender their resignations to the Board, which resignations may be rejected at the election of a majority of the Board, in their sole and absolute discretion.

Basis of Presentation

         The Company's consolidated financial statements include all of its accounts, including the Operating Partnership and the other entities in which the Company has control or for which the Company receives all economic benefits from its ownership of the entities' mortgage notes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investments in corporations and partnerships in which the Company does not have operational control or a majority interest are accounted for on the equity method of accounting.

         Significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, with no effect on the Company's consolidated financial position or results of operations.

         The Company indirectly owns a significant interest in an entity which owns 100% of the development project known as Dearborn Center, located in Chicago, Illinois. This entity is consolidated by the Company.

Real Estate

         Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

         Building and improvements        40 years
         Tenant improvements              Term of related leases
         Furniture and equipment          3-7 years


         Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are included in buildings and improvements and are depreciated over the useful lives of the respective properties on a straight-line basis. Interest, financing costs, real estate taxes and other direct costs incurred during development periods are capitalized as a component of the building costs.

         Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. At December 31, 2000, the Company has classified three properties as held for sale at their net book value of $22,737. The properties are currently under contract and the sales are expected to close by the end of the second quarter of 2001. Property held for future development and property under development are also evaluated for impairment. During 2000, the Company recorded a $1,000 provision for asset impairment on development costs associated with property held for future development based upon management's assessment that these costs have no future value.

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

Leases Assumed and Master Leases

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

         In connection with the sales of certain properties, the Company agreed to assume responsibility for leasing risk related to the properties for defined future periods. The Company's obligation will be reduced if the existing tenants renew their leases or as new leases from third parties are executed, and as such, the Company considers the lease obligation to be a contingent liability. As a result of the commitment to lease the properties, however, the gain on sales of certain real estate was deferred and is included in other liabilities until the properties are leased. The deferred gain is being reduced to the extent of the Company' payment on obligations resulting from these commitments.

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

Revenue Recognition

         In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company granted permanent property easements on portions of certain of its properties in 1999 for which it recorded all of the revenue in 1999 when the cash was received. In addition, Prime Group Realty Services, Inc. (the "Services Company"), a company in which the Company has an equity interest (interest recorded using the equity method of accounting), previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled.

         The Company adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2000, the Company recognized $487 of other income (a portion of which is included in other property revenues in the consolidated statement of income) previously recorded in the prior year. Applying the accounting change retroactively would result in 1999 net income available to common shareholders of $40,990 ($2.71 per basic and $2.70 per diluted common share). The change would have no material effect on 1998 results. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Company and the Services Company, it is not expected to impact the timing of the Company's cash flow from operations.

Interest Rate Protection Agreements

         The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and/or limit the Company's exposure to interest rate fluctuations. Fees and premiums paid for the Company's interest rate protection agreements are included in deferred financing costs and are amortized ratably over the term of the respective interest rate protection agreement. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction using the straight-line method. In the event of the early extinguishments of the related financing, any realized or unrealized gain or loss on the related interest rate protection agreement is recognized in income coincident with the extinguishments. The Company believes it has limited exposure to the extent of non-performance by the counterparties of each protection agreement since each counterparty is a major financial institution and the Company does not anticipate their non-performance. The fair value of the interest rate protection agreements are not recognized in the financial statements as the agreements qualify as hedges of the Company's interest rate risk. Interest rate protection agreements or specific notional components thereof that do not qualify as a hedge of the Company's interest rate risk would be recorded at fair value.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. Upon adoption of SFAS 138 and SFAS 133 on January 1, 2001, the Company will record as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a net transition adjustment of $3,227 as a reduction in accumulated other comprehensive income at that time. Adoption of the standard will result in a net transition adjustment of $3,766 on the balance sheet reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated real estate joint ventures and a deferred hedge liability of $1,854.

Earnings Per Share

         Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding: (i) common share options were exercised, (ii) limited partner common units in the Operating Partnership were exchanged for common shares, (iii) common share grants were fully-vested, and
(iv) convertible preferred shares were converted into common shares.

Stock Based Compensation

         The Company accounts for common share option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for the common share option grants because the exercise price of the options equals the market price of the underlying shares at the date of grant.

Income Taxes

         The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 ("the Code"), as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95% (90% for years beginning after December 31, 2000) of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

         As of December 31, 2000, for income tax purposes, the Company's real estate had a gross and net basis of $924,761 and $856,391, respectively, mortgage notes receivable had a basis of $242,222, deferred costs had a gross and net basis of $31,002 and $21,320, respectively, and deferred rent receivable had no tax basis. The Company's investment in unconsolidated real estate joint ventures, for income tax purposes, had a gross and net basis of $157,222 and $66,086, respectively.

2.  Deferred Costs

         Deferred costs consist of the following:

                                                                              December 31
                                                                         2000             1999
                                                                  ---------------------------------
Financing costs.................................................       $18,452            $16,016
Leasing costs...................................................        28,059             24,862
                                                                  ---------------------------------
                                                                        46,511             40,878
Less:  Accumulated amortization.................................       (18,108)           (13,977)
                                                                  ---------------------------------
                                                                       $28,403            $26,901
                                                                  =================================

3.  Mortgage Notes Payable, Credit Facilities and Bonds Payable

         Mortgage notes payable, credit facilities and bonds payable consisted of the following:

                                                                                                December 31,
                                                                                            2000             1999
                                                                                     ------------------------------------
Mortgage Notes Payable (A), (B):
   Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 6.75% to 11.75%
     per annum, with principal and interest payable through dates ranging from
     2001 through 2013. The weighted average rate at December 31, 2000 was
     7.70%.......................................................................         $367,339          $329,604
   Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates ranging from LIBOR (6.56% at
     December 31, 2000) plus 150 basis points to LIBOR plus 600 basis points per annum, with principal and interest payable monthly through dates ranging from 2001 through 2005. The weighted average rate at December
     31, 2000 was 9.03%..........................................................          374,682           375,590
                                                                                     ------------------------------------
Total mortgage notes payable.....................................................         $742,021          $705,194
                                                                                     ====================================

Credit Facilities
Line-of-credit with two financial institutions, interest at rates of LIBOR plus
   225 basis points, per annum, payable monthly. Principal was repaid and the
   line-of-credit expired in June 2000 (D).......................................         $      -          $  7,527
Line-of-credit with a financial institution, collateralized by an industrial property with a maximum draw of $12,000, interest at LIBOR plus
   195 basis points, per annum, payable monthly. Principal was repaid and the
   line-of-credit expired in July 2000...........................................                -            12,000
                                                                                     ------------------------------------
Total credit facilities..........................................................     $          -          $ 19,527
                                                                                     ====================================

Bonds Payable
Variable rate tax-exempt bonds issued by various state and local
   government authorities (B), (C), (D)..........................................         $ 57,150          $ 74,450
                                                                                     ====================================

(A) The mortgage notes payable are subject to various operating and financial covenants. In addition, the Company is required to maintain escrow accounts to fund future real estate tax and other operating expense payments, which are included in restricted cash escrows, as well as certain tenant releasing costs and capital expenditures.

(B) All of the Company's real estate assets and its mortgage notes receivable have been pledged as collateral for its mortgage notes payable and bonds payable.

(C) Permanent financing for certain industrial properties has been provided by $48,150 of tax-exempt industrial development revenue bonds that mature on February 16, 2022. Under the terms of the bond loan agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 3.09% to 5.97% during 2000, 2.28% to 5.67% during 1999 and 2.97% to 4.50% during 1998. The rate at December 31, 2000 was 4.98%. The maximum annual interest rate on the bonds is 13%. Under certain conditions, the interest rate on the bonds may be converted to a fixed rate at the Company's request.

         The bonds are collateralized by letters-of-credit from a financial institution totaling $48,800 which expire April 2001 (the bonds become due on this date unless replacement collateral is obtained). The letters-of-credit are collateralized by mortgages on the related industrial facilities and a $15,133 cash collateral account and have an annual fee (paid quarterly) of 2.50% of the letters-of-credit face amounts and are included in interest expense.

         The bondholders may tender bonds on any business day during the variable interest rate period discussed above and receive principal, plus accrued interest, through the tender date. Upon tender, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket any bonds, the Company is obligated to purchase those bonds. The remarketing agent receives a fee of 0.11% per annum of the outstanding bonds balance, payable quarterly in advance.

(D) Permanent financing for certain office properties has been provided by $26,300 of tax-exempt industrial revenue bonds. During 2000, $17,300 of the bonds were repaid with proceeds from the sales of the related properties. The remaining $9,000 of bonds mature on December 1, 2014 and are collateralized by letters-of-credit totaling $9,300 which are subject to quarterly extension fees. The letters-of-credit are collateralized by a cash escrow account of $6,493 at December 31, 2000. Under the terms of the bond agreements, the Company makes interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 3.55% to 5.50% during 2000, 3.05% to 4.55% during 1999 and 3.40% to 4.00% during 1998.
         The rate at December 31, 2000 was 4.50%. Under certain conditions, the interest rates on the bonds may be converted to a fixed rate at the Company's request.

         Under the terms of the bond agreements, the bondholders have the option to require the Company to purchase any of their bonds on the 15th day of any month while the bonds are outstanding. Upon the exercise of the bondholders' option to require the Company to redeem the bonds, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket the bonds, the Company is obligated to purchase those bonds. The remarketing agent receives a fee of 0.10% per annum of the outstanding balance of the bonds, payable quarterly in advance.

         During the years ended December 31, 2000, 1999 and 1998, the Company wrote-off deferred financing costs of $3,523, $1,836 and $2,131, respectively, net of accumulated amortization of $1,620, $945 and $353, respectively. These write-offs resulted from mortgage notes and bonds payable that were repaid or refinanced and from the reduction in the maximum balance that could be drawn on a line-of-credit. The total of these write-offs has been reflected as an extraordinary loss in the 2000, 1999 and 1998 statements of income, net of minority interests of $1,347, $754 and $878, respectively.

         Total interest paid on the mortgage notes payable, credit facilities and bonds payable was $69,143, $49,566 and $32,204 for the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company incurred interest expense of $69,988, $50,634 and $33,399, respectively, of which $14,232, $7,986 and $2,498, respectively, was capitalized related to development projects.

         On August 21, 1998, the Company entered into two treasury lock agreements with two financial institutions to lock certain debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreements to provide interest rate protection on future debt financings. One of these agreements was entered into in anticipation of a planned future securitization of a $170,000 loan related to the 77 West Wacker Drive building, and had a lock rate of 5.364%. The other agreement was entered into in anticipation of $160,000 in debt related to the acquisition of IBM Plaza, had a lock rate of 4.732% and was to expire on March 19, 1999. The Company made deposits as required by the agreements, totaling approximately $14,641. The deposits were exclusive of a $2,000 credit threshold described below. The $170,000 agreement was to expire on February 18, 1999, but was extended to April 15, 1999. At that time, the lock rate was modified to 5.016% and the credit threshold reduced from $2,000 to $500. On March 1, 1999, the Company terminated the $160,000 treasury lock agreement due to the change in terms and timing of the IBM Plaza purchase. Approximately $557 on deposit was forfeited at the time of termination. On May 11, 1999, the Company terminated the $170,000 treasury lock agreement due to changes in timing of a planned future loan securitization related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1,172. The net gain of $615 from the two terminations has been included as a net gain in other income in the statement of income for the year ended December 31, 1999. During the period January 1, 1999 through May 11, 1999, the Company received net cash settlements of approximately $15,256 ($7,094 related to the $170,000 agreement, and $8,162 related to the $160,000 treasury lock agreement) related to both treasury lock agreements.

         On January 31, 1999, the Company entered into an interest rate collar agreement that hedged the Company's interest rate exposure with respect to the variable rate mortgage note secured by the 33 West Monroe property. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. This agreement is for an original notional amount of $65,000 and its term is coincident with the aforementioned variable rate mortgage note (January 31, 1999 through January 31, 2002). On November 15, 2000, the underlying note was refinanced with the proceeds of a $67,000 variable rate mortgage note. The interest rate collar agreement remained in place and was designated to the new loan in conjunction with an additional interest rate cap agreement. (See November 15, 2000 hedge agreement activity described below for further discussion).

         Under the provisions of one of the credit facilities, the Company was obligated to maintain interest rate contracts on a portion of its variable rate indebtedness. The Company entered into an interest rate cap agreement in July 1999 with a financial institution for an original notional amount of $150,000 at the LIBOR index rate of 7.00% during the period from July 1 through October 1, 1999 to comply with the aforementioned provision of one of the credit facilities.

         On November 1, 1999, the Company entered into an interest rate collar agreement for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170,000. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. On November 22, 1999, the Company transferred the $170,000 interest rate collar agreement to an unconsolidated real estate joint venture which owns the property and related indebtedness. On November 10, 1999, the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157,500. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The Company has provided guarantees to the counterparties related to the agreements to the extent of any decrease in value of the collar agreements, reduced by any related deposits made by the joint venture with the counterparties. The collar agreements require the joint venture to make cash escrow deposits to the extent that the instruments' valuation decreases more than $650 and $500, respectively. As of December 31, 2000, no deposit was required relating to the $170,000 collar agreement and $1,571 was deposited related to the $157,000 collar agreement. As of December 31, 2000, the Company has not been required to fulfill any commitments under the guarantees.

         On December 10, 1999, the Company entered into an interest rate swap agreement for the period from December 10, 1999 through December 10, 2002 based on a LIBOR index rate of 6.3% that effectively fixed the Company's interest rate with respect to the variable rate mortgage note payable secured by the IBM Plaza property at a rate of 8.0%. This agreement had an original notional amount of $160,000 that decreased to $158,400 on December 10, 2000 and decreases to $155,200 on December 10, 2001, coincident with the originally scheduled principal payments on the mortgage note payable secured by the IBM Plaza property. The swap agreement had a purchase price of $591 which is being amortized over the term of the swap agreement. The Company received the net amount of $107 under the terms of the swap agreement during 2000. No amounts were paid or received during 1999. The Company has provided a guaranty to the counterparty related to this agreement to the extent of any decrease in value in the swap agreement. In accordance with this guarantee, the swap agreement requires cash escrow deposits to the extent that the instrument's valuation decreases more than $500. As of December 31, 2000, the Company has deposited $1,387 pertaining to the interest rate swap agreement.

         On March 20, 2000, the Company entered into an interest rate cap agreement for the period from March 20, 2000 through November 17, 2000 for a notional amount of $70,000. The interest rate under the agreement was capped at a LIBOR index rate of 8.0%. No amounts were received under the terms of the agreement prior to its expiration.

         On July 11, 2000, the Company entered into an interest rate cap agreement for the period from July 11, 2000 through August 1, 2001 with respect to the $52,000 variable rate note payable secured by the 180 N. LaSalle Street property. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60,000. The interest rate under the agreement is capped at the LIBOR index rate of 7.25%. No amounts were received under the terms of the agreement during 2000.

         On November 15, 2000, the Company entered into an interest rate cap agreement for a notional amount of $67,000 for the period from November 15, 2000 through January 31, 2002 (an additional hedge agreement is required by February 1, 2002 for the period February 1, 2002 through debt maturity of November 15,
2005) with respect to the $67,000 variable rate note payable secured by the 33 West Monroe Street property. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 6.50% for a notional amount of $67,000. Included in the interest rate cap agreement was the sale of an interest rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002, for a notional amount of $65,000. This agreement allowed the Company to reduce the cost of this hedge instrument and take advantage of the remaining term of the existing collar agreement originally entered into on January 31, 1999. The Company received $10 under the terms of the cap agreement during 2000.

         On November 15, 2000, the Company entered into an interest rate cap agreement for a notional amount of $12,500 for the period November 15, 2000 through November 15, 2003 with respect to the $12,500 variable rate note payable secured by the 33 West Monroe Street property. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 8.35%, 8.75% and 9.0% for loan years one, two and three, respectively, for a notional amount of $12,500. No amounts were received under the terms of the cap agreement during 2000.

         The Company has provided guarantees ranging from 25% to 100% of the outstanding principal balances on certain mortgage notes payable and bonds payable. As of December 31, 2000, the guarantees totaled $50,506.

         Certain mortgage notes payable and bonds payable are subject to various financial covenants including minimum debt service coverage ratios.

         The following represents the Company's future minimum principal payments due on its mortgage notes payable and bonds payable outstanding at December 31, 2000:

               Year Ending December 31                  Amount
               --------------------------------------------------
               2001..............................   $  170,834
               2002..............................      197,104
               2003..............................       36,826
               2004..............................       56,615
               2005..............................      136,225
               Thereafter........................      201,567
                                                  ---------------
                                                    $  799,171
                                                  ===============

4.  Future Minimum Lease Income and Payments

         The Company has entered into lease agreements with tenants with lease terms ranging from one year to twenty years. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

         The total future minimum rentals to be received by the Company under such noncancelable operating leases in effect at December 31, 2000, exclusive of tenant reimbursements and contingent rentals, are as follows:

               Year Ending December 31                     Amount
               ------------------------------------------------------
               2001................................    $    128,762
               2002................................         119,855
               2003................................         107,361
               2004................................         101,121
               2005................................          85,153
               Thereafter..........................         320,335
                                                     ----------------
                                                       $    862,587
                                                     ================

         Approximately 25%, 21% and 16% of rental revenue for the years ended December 31, 2000, 1999 and 1998, respectively, was received from five tenants (five of these tenants were present during the years ended December 31, 2000 and 1999 and two tenants for the year ended December 31, 1998).

         As a part of lease agreements entered into with certain tenants, the Company assumed the tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. In addition, the Company assumed the responsibility for leasing two buildings it had sold during 1999 (see Note 10). Future minimum rental payments to be paid by the Company under leases assumed, net of subleases executed through December 31, 2000, are as follows:

               Year Ending December 31                     Amount
               ----------------------------------------------------
               2001................................     $   2,615
               2002................................         3,403
               2003................................         2,828
               2004................................         2,886
               2005................................         2,519
               Thereafter..........................         1,589
                                                     --------------
                                                         $ 15,840
                                                     ==============

         During the years ended December 31, 2000, 1999 and 1998, the Company recognized lease termination income of $1,403, $5,205 and $4,124, respectively, which is included in rental revenue. In 1999, the Company granted permanent easements and recorded fees of $2,600, which are being recognized in other property revenues over terms ranging from 10 to 15 years beginning in 2000 (see "Revenue Recognition" in Note 1).

5.  Preferred Shares

The Company is authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. At December 31, 2000 and 1999, the Company had 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A-preferred shares") with a $0.01 par value designated, issued and outstanding. On June 5, 1998, the Company completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B-preferred shares") with a $0.01 par value, which were designated issued and outstanding at December 31, 2000 and 1999.

         Dividends on the Series B-preferred shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B-preferred share). The Series B-preferred shares rank senior to the Company's common shares and Series A-preferred shares as to the payment of dividends and as to the distribution of assets upon liquidation. On and after June 5, 2003, the Series B-preferred shares may be redeemed at the Company's option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of the Company.

         Dividends on the Series A-preferred shares are payable quarterly no later than the thirtieth calendar day following the end of March, June, September and December of each year, at a rate of 7.5% (equivalent of $1.50 per annum per Series A-preferred share after November 17, 1998; and equivalent of $1.40 per annum per Series A-preferred share prior to November 17, 1998). The Series A-preferred shares rank senior to the Company's common shares as to the payment of dividends and as to the distribution of assets. Series A-preferred shareholders can convert their preferred shares into the Company's common shares based on a conversion price, as defined. The Company has the option to redeem the Series A-preferred shares beginning on and after November 17, 2007, in cash equal to the original issue price ($20.00) plus any accrued and unpaid dividends.

         On April 13, 1999, the Company modified the terms of the Company's Series A-preferred shares. Under the original terms, the holders of the Series A-preferred shares had certain conversion rights if for two consecutive quarters
(1) the ratio of the Company's debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A-preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days' prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Company made a $400 one-time payment as part of this transaction, which is being amortized, using the straight-line method, through January 15, 2002, as a preferred divided. All 2,000,000 outstanding shares of the Company's Series A-preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40,000, net of the unamortized transaction fee ($150 and $297 as of December 31, 2000 and 1999, respectively), in the consolidated balance sheet.

         The holders of the Series A-preferred shares and the Series B-preferred shares have the collective right to elect two additional members to the Company's Board of Directors if the equivalent of two quarterly dividends are in arrears. Each of such two directors will be elected to serve until the earlier of: (1) the election and qualification of such directors' successor, or (2) the payment of the dividend arrearage.

6.  Earnings Per Share

         The following table sets forth the computation of the Company's basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2000, 1999 and 1998:

                                                                                Year ended December 31
                                                                           2000          1999          1998
                                                                      -------------------------------------------
Numerator:
   Income before (loss) gain on sales of real estate, minority interests, extraordinary items, cumulative effect of
     change in accounting principle and preferred
     distributions..............................................      $      23,529  $     33,567  $     30,866
   Minority interests...........................................             (4,350)       (8,723)       (9,368)
   Net income allocated to preferred distributions..............            (12,147)      (12,103)       (7,971)
                                                                      -------------------------------------------
   Income before (loss) gain on sales of real estate,
     extraordinary items and cumulative effect of change
     in accounting principle....................................              7,032        12,741        13,527
   (Loss) gain on sales of real estate, net of minority
     interests..................................................             (1,271)       31,086             -
   Extraordinary loss on extinguishment of debt, net of
     minority interests.........................................             (2,176)       (1,082)       (1,253)
   Cumulative effect of change in revenue recognition,
     net of minority interests..................................             (1,843)            -             -
                                                                      -------------------------------------------
Numerator for earnings per share - income available to
  common shares.................................................      $        1,742 $     42,745  $     12,274
                                                                      ===========================================

Denominator:
   Denominator for basic earnings per share - weighted
     average common shares......................................         15,408,822    15,141,630    14,862,958
Effect of dilutive securities:
   Employee stock options.......................................            120,524        64,866        11,100
   Employee stock grants........................................              9,991         2,415           977
                                                                      -------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average common shares and assumed
   conversions..................................................         15,539,337    15,208,911    14,875,035
                                                                      ===========================================

BASIC EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE
   COMMON SHARE:
Income before (loss) gain on sales of real estate,
   extraordinary items and cumulative effect of change
   in accounting principle..............................       $  0.45          $  0.84          $  0.91
(Loss) gain on sales of real estate, net of minority
   interests............................................         (0.08)            2.05                -
Extraordinary loss on extinguishment of debt, net of
   minority interests...................................         (0.14)           (0.07)           (0.08)
Cumulative effect of change in revenue recognition, net
   of minority interests................................         (0.12)               -                -
                                                                ----------------------------------------
Net income available per weighted-average common share
   of beneficial interest - basic.......................       $  0.11             2.82             0.83
                                                                ========================================

DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE
   COMMON SHARE:
Income before (loss) gain on sales of real estate,
   extraordinary items and cumulative effect of change
   in accounting principle..............................       $  0.45         $   0.84           $ 0.91
(Loss) gain on sales of real estate, net of minority
   interests............................................         (0.08)            2.04                -
Extraordinary loss on extinguishment of debt, net of
   minority interests...................................         (0.14)           (0.07)           (0.08)
Cumulative effect of change in revenue recognition, net
   of minority interests................................         (0.12)               -               --
                                                                ----------------------------------------
Net income available per weighted-average common share
   of beneficial interest - diluted.....................        $ 0.11         $   2.81             0.83
                                                                ========================================

         For the 2000 earnings per share computation, 2,009,954 of the Company's options during the first quarter of 2000, 1,216,166 options during the second and third quarters of 2000, and 1,167,000 options during the fourth quarter of 2000 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         For the 1999 earnings per share computation, 1,122,833 of the Company's options during the first quarter of 1999, 1,120,333 options during the second and third quarters of 1999, and 1,227,833 options during the fourth quarter of 1999 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         For the 1998 earnings per share computation, all of the Company's options during the second and third quarters of 1998, 1,150,000 options during the fourth quarter were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         The minority interest in the Operating Partnership had 10,876,506, 10,558,545, and 10,282,521 weighted average limited partner common units outstanding during the years ended December 31, 2000, 1999 and 1998, respectively, of which 9,662,666, 9,631,445 and 9,355,421, respectively, may be exchanged for common shares on a one-for-one basis or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

         The Company had 2,000,000 Series A-cumulative convertible preferred shares outstanding during the years ended December 31, 2000, 1999 and 1998. The Series A- preferred shares were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

7.  Employee Benefit Plans

         On November 17, 1997, the Company established a Share Incentive Plan (the "Plan") which permits the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other-owned partnerships. The Plan also permits the grant of share options to non-employee Trustees.

         Under the Plan, up to 2,860,774 of the Company's common shares may be issued or transferred to participants. The maximum aggregate number of common shares and share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards, is 200,000. This limit applies regardless of whether such compensation is paid in common shares or share equivalent units.

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

         On November 17, 1997, the Compensation Committee granted options to purchase a total of 1,160,500 of the Company's common shares (including the 75,000 options granted to Board members described below) at an exercise price of $20.00 per share to various executives and employees of the Company. During 2000, 1999 and 1998, the Board granted options to purchase a total of 7,500, 107,500 and 129,500 respectively, (exclusive of options described below as part of the Company's annual incentive award program) of the Company's common shares to various employees and executives of the Company hired in 2000, 1999 and 1998 at exercise prices equal to the closing price on the day before the grant of the options. In addition, during 2000, 1999 and 1998, 201,850, 63,167 and 117,500 options, respectively, expired as the result of employees or executives, who held options, resigning from the Company. Options for these shares granted under the Plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

         Under the Plan, the four Trustees who are not employees or consultants of the Company as of November 17, 1997 received options to acquire 5,000 of the Company's common shares at $20.00 per share (the closing price on the day of the grant of the options). On December 16, 1999, the Board granted each of the four non-employee Trustees options to acquire an additional 5,000 common shares at $13.19 per share (the closing price on the day before the grant of the options). Share options granted to the Trustees have a term of 10 years and will vest and be exercisable at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

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

         During 1998, the Company issued a total of 22,500 common shares granted to two of its officers and 2,500 common shares granted to one of its Board members pursuant to their employment agreements or consulting agreement, as applicable, valued at the market price of the Company's common shares at the date of grant, totaling $458. During 2000, the Company issued 5,000 common shares granted to one of its Board members pursuant to his consulting agreement valued at the market price of the Company's common shares at the date of grant, totaling $77.

         As part of an annual incentive award program, on December 16, 1999, the Board granted certain executives 32,668 shares of the Company's common shares, and options to purchase 363,891 of the Company's common shares at an exercise price of $13.19 per share. The common share grants vest 50% on January 15, 2000 and 50% on January 15, 2001 and the options vested on January 15, 2000. The Board also granted certain executives 25,380 shares of the Company's common shares and certain executives and employees options to purchase 364,200 of the Company's common shares, at an exercise price of $13.19 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 2000.

         As part of an annual incentive award program, on December 17, 1998, the Board granted certain executives 24,933 common shares and options to purchase 538,889 common shares at an exercise price of $14.00 per share. The common share grants vested 50% on January 15, 1999 and 50% on January 15, 2000 and the options vested on January 15, 1999. The Board also granted certain executives options to purchase 254,000 common shares, at an exercise price of $14.00 per share, as part of a long-term incentive program. These options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 1999.

         The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.77%, 6.47% and 5.01%; expected dividend yield of 8.85%, 10.0% and 6.7%; volatility factor of the expected market price common shares of 0.307, 0.307 and 0.339; and a weighted-average expected life of the options of seven years for 2000 and 1999 and three years for 1998. The unaudited pro-forma expense would be $1,153 ($0.07 per basic and diluted common share), $1,655 ($0.11 per basic and diluted common share) and $1,174 ($0.08 per basic and diluted common share) for the years ended December 31, 2000, 1999 and 1998, respectively. The effects on unaudited pro-forma net income and pro-forma earnings per common share for the years ended December 31, 2000, 1999 and 1998 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

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

         The following is a summary of the Company's share option activity, and related information for the years ended December 31, 2000, 1999 and 1998:

                                                                                Shares      Weighted Average
                                                                              Subject to        Exercise
                                                                                Option         Price Per
                                                                                                 Share
                                                                          ------------------------------------
Balance at January 1, 1998.............................................       1,160,500           $20.00
Additional options granted.............................................         922,389            14.77
Options canceled.......................................................        (117,500)           20.01
                                                                          -------------------
Balance at December 31, 1998...........................................       1,965,389            17.54
Additional options granted.............................................         855,591            13.60
Options exercised......................................................            (100)           14.00
Options canceled.......................................................         (63,167)           18.43
                                                                          -------------------
Balance at December 31, 1999...........................................       2,757,713            16.30
Additional options granted.............................................           7,500            15.13
Options canceled.......................................................        (201,850)           15.73
                                                                          -------------------
Balance at December 31, 2000...........................................       2,563,363            16.35
                                                                          ===================


         At December 31, 2000, options with respect to 2,082,921 common shares were exercisable with exercise prices ranging from $21.00 to $13.19 per share and a weighted average exercise price of $16.79 per share. The remaining weighted-average contractual life of these options was 7.60 years. The weighted-average grant date fair value of all options granted during the years ended December 31, 2000, 1999 and 1998 was $2.01, $1.45 and $2.49, respectively.

8.  Related Party Transactions

         The Company owns 100% of the nonvoting preferred stock of the Services Company which had an initial carrying value of $425 and the Company provided a loan in the amount of $4,800 (included in other assets) to the Services Company (unpaid interest expense is included in the line-of-credit balance described below), with interest at 11% per annum, payable quarterly and principal due November 2007.

         On January 1, 1998, the Company provided the Services Company a $5,000 line-of-credit, with interest at LIBOR plus 3%, principal and interest payable monthly from available cash flow, as defined, which matured on January 1, 2001. The line was renewed on January 1, 2001 with the same terms and a new maturity of January 1, 2004. The line is collateralized by the Services Company's third party receivables and is subject to various covenants. As of December 31, 2000 and 1999, the line-of-credit balance was $4,728 and $1,839, respectively, and is included in other assets.

         The Company's net deficit investment in the Services Company at December 31, 2000 and 1999 was $5,008 and $3,770, respectively, and is included in other assets. During the years ended December 31, 2000, 1999 and 1998, the Company recorded net loss (income) related to the Services Company of $1,238, $3,234 and $(133), respectively representing its share of the Services Company's loss from operations of $1,303, $3,865 and $518, respectively, net of interest income of $942, $631 and $651, respectively, related to the previously described loans. In December 1999, the Services Company wrote-off approximately $4,970 in goodwill and related capitalized costs associated with its initial acquisition of a management and construction company. The Company's share of this write-down, net of the tax benefit at the service subsidiary level, was $2,833 and is included in its share of the Services Company loss for 1999 described above.

         The Company also paid general and administrative expenses (primarily rent, salaries and benefits) of $645, $505 and $233 on behalf of the Services Company for the years ended December 31, 2000, 1999 and 1998, respectively.

         During the years ended December 31, 2000, 1999 and 1998, the Services Company provided the Company with development, acquisition due diligence, construction, construction management, leasing and property management services, which are summarized as follows:

                                                                          Year ended December 31
                                                                     2000          1999          1998
                                                                -------------------------------------------
Development, construction and construction
   management...............................................     $    4,094     $  14,740    $    2,639
Acquisition due diligence...................................              -           287           182
Leasing.....................................................          1,806         1,985           361
Property management.........................................            458           265           301

         For the year beginning January 1, 2001, the Services Company elected to be treated as a Taxable REIT Subsidiary (as defined in the Code). On January 1, 2001 the Company acquired all of the outstanding common stock of the Services Company previously owned by the Company's Chairman of the Board and its Chief Executive Officer and had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership. Effective January, 2001, the Company consolidates the operations of the Services Company.

         The Company has lease agreements with minority interest holders and certain affiliates, from which it recognized rental revenue of $233, $1,014 and $873 and tenant reimbursements revenue of $205, $671 and $837 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998 the Company provided $2,015, $181 and $452, respectively, to one of the minority interest holders, and certain affiliates for tenant improvements. During 2000, the Company also paid $170 of lease commissions to a minority interest holder.

         The Company recognized rental revenue of $1,000 from a nonaffiliated former minority interest holder (no longer an investor as of September 20, 2000) during both 2000 and 1999. This lease was terminated in 2000.

         During 1999, the Operating Partnership acquired various office and industrial properties from minority interest holders for a total purchase price of $366,200 and assumed mortgage notes payable of $70,092 (see Note 12 for a listing of the properties). In addition, the Operating Partnership also acquired
29.6 acres of land in 2000 and 40.5 acres of land in 1999 from a minority interest holder for a total purchase price of $3,843 paid in limited partner common units and $5,430, paid in $5,289 of limited partner common units and $140 in cash, respectively. The Operating Partnership is required to purchase an additional 24.5 acres of land from a minority interest holder for a total purchase price of $3,202 in limited partner common units. The Company is required to purchase 20.0 acres prior to November, 2001 and the remaining 4.5 acres before October 20, 2002.

         The Company has a receivable of $408 due from PGI (included in other assets), relating to PGI's indemnification to the Company for costs of environmental remediation.

         During 2000, the Company recognized $2,000 of lease commissions revenue (included in other revenue) from a consolidated real estate joint venture, representing the portion of the total lease commissions earned for which the other partner's minority interest in the joint venture is at risk.

         During 2000, prior to consolidating the operations of 180 North LaSalle Street effective August 1, 2000 (see Note 11), the Company recognized $958 of lease commissions revenue net of commissions expense (included in other revenue) for lease commissions earned related to 180 North LaSalle Street.

         Average balances of amounts due from affiliates (loans receivable from Services Company) for the years ended December 31, 2000, 1999 and 1998, were $8,686, $5,738 and $6,441, respectively.

         The Company recognized property management fee income (included in other revenue) from an unconsolidated real estate joint venture in the amounts of $481 and $117 during the years ended December 31, 2000 and 1999, respectively.

         The Company has a receivable of $26 from affiliates of a member of the Board representing rent receivable due under a lease agreement the affiliates had with the Company, net of amounts due the affiliates and Board member for lease commissions, expense reimbursements and consulting compensation.

         A Trustee of the Company is the Chairman of a law firm which has provided legal services to the Company during 2000 and 1999.

         During 2000, the Company incurred rent expense of $202 under the terms of a sublease with PGI.

9.  Fair Values of Financial Instruments

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

Mortgage Notes Payable and Bonds Payable

         The carrying amount of the Company's variable and fixed rate debt (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

         At December 31, 2000, the fair value of the Company's interest rate protection agreements is a net liability of $1,817.

10.  Commitments and Contingencies

         The Company is a defendant in legal actions arising in the normal course of business. The Company believes that the ultimate outcome of those actions will not materially affect its consolidated financial position.

         All of the Company's properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The Company is aware of contamination at certain of its industrial properties which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. During 1997, a liability of $3,205 was recorded (included in other liabilities at December 31, 2000 and 1999). PGI has contractually agreed to indemnify the Company for any environmental liabilities the Company may incur in connection with its Chicago, Hammond, and East Chicago Enterprise industrial parks. On February 20, 1998, PGI reached an agreement with the former tenant and received a $1,822 settlement payment. The Company is also aware of contamination at two other properties. At one of the properties, the tenant has provided the Company with an indemnity for all the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner has placed in an escrow account $760 (the maximum cost the previous owner has agreed to pay), which is being used in the clean up of the property.

         The Company has contracts to acquire 24.5 acres of land from affiliates of a member of the Board for a total purchase price of approximately $3,202, payable in limited partner common units of the Operating Partnership. The contracts require the Company to acquire minimum portions of the land on an annual basis until all of the parcels are acquired by 2002.

         During 1998, the Company entered into contracts to acquire three parcels of land totaling 233.3 acres, of which 6.1 acres were purchased in 2000,
24.9 acres were purchased in 1999 and 54.7 acres were purchased in 1998. The remaining 147.6 acres must be purchased, at the Company's discretion, by June 2003 for approximately $9,252. The Company is required to make periodic installment payments, of which $694 were made in 2000, $840 were made in 1999 and $400 were made in 1998 (amounts included in property under development).

         During 1999, the Company sold ten properties in a single transaction with a total sales price of $89,500, resulting in a gain of approximately $3,570. As part of the sale, the Company agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration of the then existing tenant leases. The tenant's lease for the first property expired in 2000, and the lease for the second property is scheduled to expire in 2001. The Company's remaining lease obligation at December 31, 2000 is $15,802 and will be reduced if the existing tenant renews their lease or as new leases from third parties are executed for space in the two properties. As a result of these commitments, the gain was deferred and is included in other liabilities until the remaining tenant either renews their lease or is replaced and the other property is leased. The deferred gain has been reduced during 2000 as a result of the Company's payment on obligations resulting from these commitments, and at December 31, 2000, the deferred gain is $3,154.

         The Company has provided guarantees related to three interest rate protection agreements described in Note 3. Additionally, these agreements, having original notional amounts of $170,000, $157,500 and $160,000, require cash escrow deposits to the extent that each instrument's valuation falls below thresholds of $650, $500 and $500, respectively, based upon declines in certain forward rates.

         During 1999, the Company granted to unrelated parties permanent easements to space within an office property and to industrial land for total fees of $2,600, which have been included in other property revenues in 1999 (see "Revenue Recognition" in Note 1). The Company believes that the easements do not decrease the value of the properties.

         The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of the Company's executive officers which contributed properties to the Company during the Company's initial public offering ("IBD Contributors") pursuant to which the Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of a such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 70% for the taxable year ending on December 31, 2001, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007.

         PGI has entered into an agreement with the Operating Partnership pursuant to which PGI has agreed to indemnify the Operating Partnership for any amounts paid by the Operating Partnership to the IBD Contributors pursuant to such agreement; provided, that PGI is liable to the Operating Partnership for such amounts only to the extent that the Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

         The Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with one of the Company's Board members who contributed properties to the Company during the Company's initial public offering ("NAC Contributors"), pursuant to which the Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. On August 8, 2000, the NAC Contributors converted 927,100 general partner common units of the Operating Partnership into 927,100 limited partner common units. These limited partner common units are exchangeable for common shares on a one-for-one basis, or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the conversion, the tax indemnification agreement with the affiliates was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from the Company's initial public offering. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 70% for the taxable year ending on December 31, 2001, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007.

PGI has also entered an agreement with the Operating Partnership pursuant to which PGI has agreed to indemnify the Operating Partnership for any amounts paid by the Operating Partnership to the NAC Contributors pursuant to the agreement; provided, that PGI is liable to the Operating Partnership for the amounts only to the extent that the Operating Partnership used its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement.)

On December 12, 1997, the Company purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (the Company currently receives all of the economic benefits from the property and has consolidated the operations). As part of this transaction, the Company agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by the Company with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, the Company is required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if the equity market capitalization of the Company is less than $400,000 (but more than $200,000), the Company is required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and the equity market capitalization of the Company falls below $200,000 for more than 30 consecutive trading days, (ii) or immediately after the Company sells or otherwise disposes of the lesser of $100,000 or 33% of its gross assets within a twelve month period ("a Trigger Disposition"), the Company desires to cause an Indemnification Event and the equity market capitalization of the Company is less than $200,000, then the Company will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and the equity market capitalization of the Company falls below $200,000, the Principals may acquire the general partnership interest in the limited partnership which owns the property for $1,000 and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013.

11.  Property Acquisitions and Dispositions

         The following properties were acquired, placed in service or sold in 2000, 1999 and 1998. The results of their operations are included in the Company's consolidated statements of operations from their respective dates of acquisition.

                                                                         Sales Price/         Month
                                                                          Acquisition       Acquired/
                    Property                           Location              Cost              Sold
- -----------------------------------------------------------------------------------------------------------
2000 Acquisitions
- -----------------
Office and Industrial Properties:
   Enterprise Center II                           Westchester, IL           $   9,200        January
   7100 Madison                                   Willowbrook, IL               5,400         April
   6700 Touhy Avenue                              Niles, IL                     5,000         March
   555 Kirk Road                                  St. Charles, IL               2,600         April
   1543 Abbott Drive                              Wheeling, IL                  1,400         April
                                                                       ------------------
Total office and industrial acquired                                        $  23,600
                                                                       ==================

Land:
   Libertyville Office II Land                    Libertyville, IL          $   1,200        January
   Carol Stream Land (1)                          Carol Stream, IL              3,800         March
   Aurora Land (2)                                Aurora, IL                      500          June
   Libertyville Industrial Land                   Libertyville, IL                500        November
                                                                       ------------------
Total land acquired                                                         $   6,000
                                                                       ==================

2000 Developments placed in service
- -----------------------------------
Office and Industrial:
   Pine Meadows Center - Bldg. C                  Libertyville, IL          $   2,200          May
   2000 USG Drive                                 Libertyville, IL              9,300         April
   1455 Sequoia Drive                             Aurora, IL                    9,400         August
                                                                       ------------------
Total developments placed in service                                        $  20,900
                                                                       ==================

2000 Sales
- ----------
Office and Industrial Properties:
   201 4/th/ Avenue North (3)                     Nashville, TN                               April
   625 Gay Street (3)                             Knoxville, TN                               April
   4823 Old Kingston Pike (3)                     Knoxville, TN                               April
   398 Unit Parking Facility (3)                  Knoxville, TN                               April
                                                                       ------------------
                                                                            $  20,200
   2160 McGaw Road (4)                            Obetz, OH                                    June
   4849 Groveport Road (4)                        Obetz, OH                                    June
   2400 McGaw Road (4)                            Obetz, OH                                    June
   5160 Blazer Memorial Parkway (4)               Dublin, OH                                   June
   4411 Marketing Place (4)                       Columbus, OH                                 June
   600 London Road (4)                            Delaware, OH                                 June

                                                                       ------------------
                                                                               16,800
   122 South Michigan Avenue (5)                  Chicago, IL                  29,900         August
   33 North Dearborn                              Chicago, IL                  35,200       September
   320 Fullerton Avenue                           Carol Stream, IL             13,000       September
   2000 USG Drive                                 Libertyville, IL             11,200       September
   475 Superior Avenue                            Munster, IN                  12,600       September
   4100 Madison                                   Hillside, IL                    900        December
                                                                       ------------------
Total office and industrial sold                                            $ 139,800
                                                                       ==================

Land:
   Carol Stream Land                              Carol Stream, IL          $   7,400         March
   475 Superior Avenue Land                       Munster, IN                     800          June
   Pine Meadows Center - Bldg. E (6)              Libertyville, IL              1,200        December
   300 West Monroe Street and 25 and
    77 South Wacker Drive Land (7)                Chicago, IL                  50,000        December
                                                                       ------------------
Total land sold                                                             $  59,400
                                                                       ==================

Retail Center:
   371-385 Gary Avenue                            Carol Stream, IL          $   1,100         March
                                                                       ==================

                                                                         Sales Price/         Month
                                                                          Acquisition       Acquired/
                    Property                           Location              Cost              Sold
- -----------------------------------------------------------------------------------------------------------
1999 Acquisitions
- -----------------
Office and Industrial Properties:
   33 West Monroe                                 Chicago, IL                $101,300         January
   National City Center                           Cleveland, OH               105,000         February
   800-810 Jorie Blvd                             Oak Brook, IL                30,000          August
   901 Technology Way (1)                         Libertyville, IL              4,100         January
   300 Craig Place (1)                            Hillside, IL                  8,600          July
   43-47 Hintz Road                               Wheeling, IL                  9,700        September
   IBM Plaza                                      Chicago, IL                 248,500         December
   Brush Hill Office Court                        Westmont, IL                 12,900         December
                                                                       ------------------
Total office and industrial properties acquired                              $520,100
                                                                       ==================

Land:
   Carol Stream Land                              Carol Stream, IL         $    5,430       April, December
   Aurora Land (2)                                Aurora, IL                    2,060        July, November
   300 West Monroe Street and 25 & 77
     South Wacker Drive (7)                       Chicago, IL                  55,912             July
                                                                       ------------------
Total land acquired                                                         $  63,402
                                                                       ==================

1999 Developments placed in service
- -----------------------------------
Office:
   Pine Meadows Center-Bldgs. A,B and D           Libertyville, IL          $  23,659      October, December
Industrial:
   320 Fullerton Avenue                           Carol Stream, IL             10,057          December
                                                                       ------------------
Total developments placed in service                                        $  33,716
                                                                       ==================

1999 Sales
- ----------
941-961 Weigel Drive (8)                          Elmhurst, IL
300 Craig Place (8)                               Hillside, IL
306-310 Era Drive (8)                             Northbrook, IL
515 Huehl Road/500 Lindberg Road (8)              Northbrook, IL
555 Huehl Road (8)                                Northbrook, IL
1301 Ridgeview Drive (8)                          McHenry, IL
3818 Grandville/1200 Northwestern (8)             Gurnee, IL
801 Technology Way (8                             Libertyville, IL
901 Technology Way (8)                            Libertyville, IL
1001 Technology Way (8)                           Libertyville, IL
                                                                       ------------------
                                                                            $  89,500             July
455 Academy Drive                                 Northbrook, IL                4,500           December
                                                                       ------------------
                                                                            $  94,000
                                                                       ==================
Land:
   180 Kehoe Blvd.                                Carol Stream, IL         $    1,000             July
                                                                       ==================

50% of Common Interest:
   77 W. Wacker Drive (9)                         Chicago, IL               $  88,000           September
                                                                       ==================

Portion of an Office Property:
   122 S. Michigan Ave. (5)                       Chicago, IL               $  14,950             April
                                                                       ==================

1998 Acquisitions
- -----------------
Office and Industrial Properties:
   33 North Dearborn Street                       Chicago, IL               $  34,425            January
   Commerce Point                                 Arlington Heights, IL        29,971            February
   208 South LaSalle Street                       Chicago, IL                  61,352             March
   122 South Michigan Avenue                      Chicago, IL                  29,680             April
   2100 Swift Drive                               Oak Brook, IL                 6,253             April
   6400 Shafer Court                              Rosemont, IL                 22,228              May
   Two Century Centre                             Schaumburg, IL               35,886              June
   2000 York Road                                 Oak Brook, IL                16,232              June
                                                                       ------------------
Total office and industrial properties acquired                              $236,027
                                                                       ==================

(1) These parcels were acquired from a limited partner common unit holder of the Operating Partnership.

(2) The Company has contracts that require it to purchase an additional 101.8 acres over a remaining three year period. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion. These purchases are a part of these contracts.

(3) These properties were sold in a single transaction with a total sales price of $20,200 resulting in a loss of approximately $3,900. A portion of the proceeds were used to pay off $17,300 of tax-exempt bonds.

(4) These properties were sold in a single transaction with a total sales price of $16,800, resulting in a gain of $121. The proceeds were used to pay off a $7,527 line of credit and $9,200 was deposited into an escrow as collateral for existing tax-exempt bonds.

(5) On April 19, 1999, the Company sold approximately 161,710 net rentable square feet of its 122 South Michigan Avenue office building to National-Louis University (NLU), resulting in a gain of $3,828. As part of this sale, NLU has also acquired an undivided 31.56% interest in certain common areas of the property. The Company continued to own the remaining 350,659 net rentable square feet of the building and was responsible for the management of the entire property. On August 21, 2000, the remaining portion of the building was sold, resulting in an additional gain of $2,433.

(6) The Company formed a joint venture with Multi-Employers Development Partnership, L.P. to develop the remaining two, three-story office buildings at the Company's Pine Meadows Corporate Center in Libertyville, Illinois. The two buildings to be constructed will contain 202,000 rentable square feet. The Company has a 10% interest in the joint venture and, upon completion of the buildings, will receive ongoing management fees and a proportionate share of the earnings of the joint venture. On December 21, 2000, the Company contributed one of the two parcels of land. In exchange for this contribution, the Company received an initial capital account of $238, resulting in a gain of $412. The Company has provided a guarantee to the joint venture for hard construction cost overruns, if any. The Company is recording its investment in the new joint venture using the equity method of accounting.

(7) On December 22, 2000, the Company contributed these parcels of land and two related mortgage notes totaling $28,000 to a newly formed joint venture with an affiliate of Pritzker Realty Group, L.P. ("Pritzker"). In exchange for the Company's contribution, the Company received an initial capital account of $21,007. The value of the Company's interest in the venture also includes an additional ascribed value of $13,014 relating to Pritzker's commitment to cause it and its affiliates to enter into leases in the development for at least 300,000 square feet once the proposed building is constructed. As a result of this contribution, the Company recorded a loss of $7,719 representing the difference between the Company's book value at the date of contribution, net of the $28,000 of debt, and the total value of our interest in the joint venture. The joint venture intends to construct an approximately 1.2 million square foot office building on the site. The Company is recording its investment in the new joint venture using the equity method of accounting.

(8) These properties were sold in a single transaction with a total sales price of $89,500, resulting in a gain of approximately $3,570. As part of the sale, the Company agreed to assume responsibility for leasing two of the properties for five years, once the existing tenants' leases expire in 2000 and 2001. The Company's total lease obligation is reduced as existing tenants renew their leases or as new leases from third parties are executed for space in the properties. As a result of these commitments, the gain has been deferred and is included in other liabilities until the tenants either renew their leases or are replaced. The gain may be reduced by any obligations the Company may incur as a result of these commitments.

(9) On September 30, 1999, the Company sold a 50% common interest and a $66,000 preferred interest in the 77 West Wacker Drive office building for $22,000 resulting in a gain of $48,339. The remaining 50% common interest was contributed to 77 West Wacker Drive, LLC ("77 LLC") in exchange for a 50% common ownership interest, which is accounted for using the equity method of accounting. At December 31, 2000 and 1999, the Company's investment in 77 LLC was a deficit of $530 and $1,019, (included in investments in unconsolidated real estate joint ventures) respectively, consisting of $489 and $256 representing its share of 77 LLC's operations (included in other revenue) net of $1,275 of distributions received from 77 LLC for the period ended December 31, 1999. In addition, the joint venture owed the Company $1,390 at December 31, 2000 and the Company owed the joint venture $719 at December 31, 1999 (included in other assets).

       On December 16, 1997, the Company acquired for approximately $51,163 in cash and $5,100 in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street. During 2000, 1999 and 1998, the Company made additional advances of $10,908, $17,146 and $4,943, respectively, which were used to fund the redevelopment of the building and pay various operating expenses. The note provides for interest at an accrual rate of 9.64% per annum, and a minimum pay rate at the lower of 8.25% per annum, or $2,400 annually, as defined, payable monthly. During 2000, 1999 and 1998, the Company received interest income payments of $3,009, $4,728 and $5,373, respectively. During the years ended December 31, 2000, 1999 and 1998, $1,855 $1,995 and $258,
respectively, of interest income was added to the principal balance.

       Included in the purchase of the first mortgage was a non-refundable option to acquire the existing $85,000 second mortgage on the 180 North LaSalle Street property for $4,400 in common units of the Operating Partnership. Under the terms of the option, the Company was required to issue Operating Partnership common units on a monthly basis to the then current holder of the second mortgage valued at the lower of $20.00 per unit or the Company's common share price at the date issued (5,000 common units per month if the Company's common share market value was equal to or greater than $20.00 per share; or $100 in common units per month if the Company's common share market value was below $20.00 per share); 41,898 80,442 and 67,018 common units were issued under the option during the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 and 1999, the holder of such common units redeemed 90,460 and 53,611 common units, respectively, for common shares of the Company on a one-for one basis. At December 31, 1999, $2,500 was included in other assets related to the option. On August 1, 2000, the Company acquired the second mortgage which had an outstanding principal balance of $90,625 under the terms of the option for $1,300 of cash. On this date, the Company also redeemed and canceled $700 of common units (45,287 common units), which were previously issued pursuant to the option. The Company will receive all of the economic benefits from its interest in the property and therefore, has consolidated the operations of the property effective August 1, 2000. The Company also has an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000.

         During 1999 and 1998, the Company provided construction management services to the 180 North LaSalle Street property of $585 and $752, respectively, to the property, which have been added to the principal balance. The Services Company provides property management and leasing services for the property pursuant to a 10-year management and leasing contract.

         The Company owns a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona, that opened in late 1999. The Company is accounting for its investment using the equity method of accounting. The Company's interest is included in investments in unconsolidated real estate joint ventures ($3,799 and $4,026 at December 31, 2000 and 1999, respectively).

12.  Unaudited Pro Forma Condensed Consolidated Statements of Income

         The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income are presented as if, at January 1, 1999, the Operating Partnership acquired and sold various office and industrial properties from and to various third parties (see Note 11). In the Company's management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

         The unaudited Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor do they purport to represent the Company's future results of operations.

             PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   Year ended December 31,
                                                                     2000          1999
                                                                -----------------------------
Total revenue...........................................         $   209,019    $   195,019
                                                                =============================
Net income..............................................         $    15,059    $    15,136
                                                                =============================
Net income available to common shareholders.............         $     2,912    $     3,033
                                                                =============================
Earnings per diluted common shares......................         $      0.19    $      0.20
                                                                =============================

13.  Segment Reporting

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

         The following summarizes the Company's historical segment operating results for the years ended December 31, 2000, 1999 and 1998:

                                                                Year Ended December 31, 2000
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership      Total
                                                  ---------------------------------------------------------
Revenue:
   Rental.......................................     $ 119,824     $  15,938     $       -     $ 135,762
   Tenant reimbursements........................        61,375         5,657             -        67,032
   Mortgage note interest.......................         4,864             -             -         4,864
   Other........................................         8,996           209         6,401        15,606
                                                  ---------------------------------------------------------
Total revenue...................................       195,059        21,804         6,401       223,264
Expenses:
   Property operations..........................        50,754         3,884             -        54,638
   Real estate taxes............................        35,322         4,495             -        39,817
   Depreciation and amortization................        29,819         6,207         1,423        37,449
   Interest.....................................             -             -        55,755        55,755
   General and administrative...................             -             -        10,359        10,359
   Provision for asset impairment...............             -             -         1,000         1,000
   Strategic alternative costs..................             -             -           717           717
                                                  ---------------------------------------------------------
Total expenses..................................       115,895        14,586        69,254       199,735
                                                  ---------------------------------------------------------
Income before gain (loss) on sales of real
   estate, minority interests, extraordinary
   items and cumulative effect of change in
   accounting principle.........................        79,164         7,218       (62,853)       23,529
Gain (loss) on sales of real estate.............           473         3,528        (6,058)       (2,057)
                                                  ---------------------------------------------------------
Income (loss) before minority interests,
   extraordinary items and cumulative effect of
   change in accounting principle...............        79,637        10,746       (68,911)       21,472
FFO adjustments (1) (unaudited):
   Real estate depreciation and amortization....        27,935         5,743           253        33,931
   Straight-line rental revenue.................        (8,501)         (857)            -        (9,358)
   Straight-line rental revenue from
     joint venture..............................          (751)            -             -          (751)
   Amortization of costs for leases assumed.....           833             -             -           833
   Joint venture adjustments....................         3,291             -             -         3,291
   Adjustments for sales of operating
     properties.................................          (473)       (2,922)            -        (3,395)
   Net income allocated to preferred
     shareholders...............................             -             -       (12,147)      (12,147)
                                                  ---------------------------------------------------------
Funds from operations, excluding straight-line
     rental revenue.............................       101,971        12,710       (80,805)       33,876
Straight-line rental revenue....................         8,501           857             -         9,358
Straight-line rental revenue from joint
     venture....................................           751             -             -           751
                                                  ---------------------------------------------------------
Funds from operations, including straight-line
   rental revenue...............................     $ 111,223     $  13,567     $ (80,805)    $  43,985
                                                  =========================================================

(1) As defined by the National Association of Real Estate Investment Trust ("NAREIT"), in its October 1999 White Paper.

                                                                Year Ended December 31, 1999
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership       Total
                                                  ---------------------------------------------------------
Revenue:
   Rental.......................................      $107,333       $19,354      $      -      $126,687
   Tenant reimbursements........................        44,075         6,096             -        50,171
   Mortgage note interest.......................         6,926             -             -         6,926
   Other........................................        10,109         1,092         1,569        12,770
                                                  ---------------------------------------------------------
Total revenue...................................       168,443        26,542         1,569       196,554
Expenses:
   Property operations..........................        41,243         3,203             -        44,446
   Real estate taxes............................        29,798         4,672             -        34,470
   Depreciation and amortization................        24,753         6,657         1,848        33,258
   Interest.....................................             -             -        42,648        42,648
   Loss on land development.....................             -             -           600           600
   General and administrative...................             -             -         7,565         7,565
                                                  ---------------------------------------------------------
Total expenses..................................        95,794        14,532        52,661       162,987
                                                  ---------------------------------------------------------
Income (loss) before gain on sales of real
   estate, minority interests and extraordinary
   items........................................        72,649        12,010       (51,092)       33,567
Gain on sales of real estate....................        52,167           883             -        53,050
                                                  ---------------------------------------------------------
Income (loss) before minority interests and
   extraordinary items..........................       124,816        12,893       (51,092)       86,617
FFO adjustments (2) (unaudited):
   Real estate depreciation and amortization....        24,017         4,683         1,849        30,549
   Amortization of costs for leases assumed.....           899             -             -           899
   Straight-line rental revenue adjustment......        (2,809)         (454)            -        (3,263)
   Straight-line rental revenue from
     joint venture..............................          (220)            -             -          (220)
   Adjustments for sales of operating
     properties.................................       (52,166)         (540)            -       (52,706)
   Joint venture adjustments....................           875                           -           875
   Net income allocated to preferred
     shareholders...............................             -             -       (12,103)      (12,103)
                                                  ---------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue.................        95,412        16,582       (61,346)       50,648
Straight-line rental revenue....................         2,809           454             -         3,263
Straight-line rental revenue from joint
   venture......................................           220             -             -           220
                                                  ---------------------------------------------------------
Funds from operations, including straight-line
    rental revenue..............................      $ 98,441       $17,036      $(61,346)     $ 54,131
                                                  =========================================================

(2) The Company has restated funds from operations for the year ended December 31, 1999, to be in compliance with the NAREIT's revised October 1999 standard for funds from operations, which became effective January 1, 2000. Accordingly, for the year ended December 31, 1999, the Company had excluded the following previously included adjustments: (i) net gain on treasury lock termination of $615, (ii) loss on land development option of $600, and (iii) adjustments associated with the Services Company write-off of $2,783. No restatement was required for the year ended December 31, 1998, to be in compliance with the October 1999 definition.

                                                                Year Ended December 31, 1998
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership      Total
                                                  ---------------------------------------------------------
Revenue:
   Rental.......................................     $  76,754       $20,458      $      -     $  97,212
   Tenant reimbursements........................        31,960         5,585             -        37,545
   Mortgage note interest.......................         5,866             -             -         5,866
   Other........................................         3,838           266         2,874         6,978
                                                  ---------------------------------------------------------
Total revenue...................................       118,418        26,309         2,874       147,601
Expenses:
   Property operations..........................        26,838         2,760             -        29,598
   Real estate taxes............................        19,858         5,219             -        25,077
   Depreciation and amortization................        17,854         6,724           869        25,447
   Interest.....................................             -             -        30,901        30,901
   General and administrative...................             -             -         5,712         5,712
                                                  ---------------------------------------------------------
Total expenses..................................        64,550        14,703        37,482       116,735
                                                  ---------------------------------------------------------
Income (loss) before minority interests and
   extraordinary items..........................        53,868        11,606       (34,608)       30,866
FFO adjustments (2) (unaudited):
   Real estate depreciation and amortization....        17,610         6,354             -        23,964
   Straight-line rental revenue.................          (525)         (709)            -        (1,234)
   Amortization of costs for leases assumed.....         1,137             -             -         1,137
   Net income allocated to preferred
     shareholders...............................             -             -        (7,971)       (7,971)
                                                  ---------------------------------------------------------
Funds from operations, excluding straight-line
     rental revenue.............................        72,090        17,251       (42,579)       46,762
Straight-line revenue...........................           525           709             -         1,234
                                                  ---------------------------------------------------------
Funds from operations, including
   straight-line rental revenue.................     $  72,615       $17,960      $(42,579)    $  47,996
                                                  =========================================================

         The following summarizes the Company's segment assets as of December 31, 2000 and 1999, and expenditures for real estate for the years ended December 31, 2000, 1999 and 1998:

                                                                                   December 31
                                                                             2000                1999
                                                                       ------------------------------------
Segment assets:
   Office.....................................................              $1,113,828       $1,225,270
   Industrial.................................................                 135,646          149,158
   Corporate/operating partnership............................                 189,619           69,747
                                                                       ------------------------------------
Total consolidated assets.....................................              $1,439,093       $1,444,175
                                                                       ====================================

                                                                      Year ended December 31
                                                             2000               1999              1998
                                                     ------------------------------------------------------
Expenditures for real estate:
   Office........................................          $ 48,129           $500,037         $250,854
   Industrial....................................            35,491             31,083            2,898
   Corporate/operating partnership (includes
     property under development).................            48,306             52,334           47,316
                                                     ------------------------------------------------------
Total expenditures for real estate...............          $131,926           $583,454         $301,068
                                                     ======================================================

14.  Subsequent Events

         On January 3, 2001, the Company paid off the remaining balance of an $11,000 mortgage note payable related to Dearborn Center.

         On January 5, 2001, the Company closed a $65,000 mezzanine facility (with an initial draw of $7,651 funded on January 22, 2001) secured by 100% of the interests in Dearborn Center. The loan bears interest at an initial pay rate of 12% (up to 50% of which, but no more than $10,000, may be funded from the mezzanine facility) with an additional accrual rate ranging from 9.5% to 13%, dependent upon certain leasing thresholds, and matures in January 2004. Coincident with the mezzanine facility, the Company secured a construction loan with a total commitment of $220,000 to $230,000, dependent upon certain leasing thresholds (with a maximum loan amount of $225,000 if the $65,000 mezzanine facility is fully funded) and is secured by security interests in substantially all of Dearborn Center's assets. The loan bears interest ranging from LIBOR plus 2.25% up to 2.65%, dependent upon certain leasing thresholds, and matures in January 2004. The Company has guaranteed $60,000 of the construction loan amount. Both loans contain a liquidity covenant requiring the Company to maintain a minimum unrestricted cash balance of $20,000 at the end of every fiscal quarter beginning with the quarter ended December 31, 2000.

         On January 19, 2001, the Company borrowed $16,500 from a Pritzker affiliate collateralized by the Company's interest in the joint venture with the affiliate. This note has an interest rate of 12% and a maturity date of January 18, 2002.

         On January 22, 2001, the Company paid distributions of $0.375 per Series A-preferred share, and $0.3375 per common share and on January 31, 2001 paid distributions of $0.5625 per Series B-preferred share to shareholders of record on December 29, 2000.

         On February 23, 2001, the Company finalized a lease with a tenant for 206,146 square feet of office space in Dearborn Center. The Company has agreed to reimburse the tenant for the financial obligations of the tenant's existing 161,488 rentable square foot lease at an unrelated property. This lease, which has a term of ten years and nine months, has a total nominal gross rental obligation of approximately $77,814 over the term of the lease. The Company intends to mitigate its financial obligation by subleasing this space.

         On February 27, 2001, the Company paid off the $8,032 mortgage note payable collateralized by the properties known as Pine Meadows Center Buildings A, B and C located in Libertyville, Illinois from the refinancing proceeds of a $10,500 mortgage note payable. The new note bears interest at a rate of LIBOR plus 3.0% and matures in April 2002.

         On February 27, 2001, the Company paid off the $5,450 mortgage note payable collateralized by the property known as Enterprise Center II located in Westchester, Illinois from the refinancing proceeds of a $6,000 mortgage note payable. The new note bears interest at a fixed rate of 7.63% and matures in March 2011.

         On March 9, 2001, the Company paid off the $11,142 mortgage note payable collateralized by the property known as Pine Meadows Center Building D located in Libertyville, Illinois from the refinancing proceeds of a $11,500 mortgage note payable. This note bears interest at a fixed rate of 7.63% and matures in March 2011.

         On March 15, 2001, the Company borrowed an additional $8,000, secured by the Company's two mortgage notes receivable which are collateralized by the property known as 180 North LaSalle, located in Chicago, Illinois of which $2,260 was deposited into an escrow account for future tenant improvements. The total loan commitment of $60,000 is now fully funded.

         Letters-of-credit collateralizing bonds payable for certain of the Company's industrial properties were to expire in April 2001 (see Note 3). On March 23, 2001, the Company obtained an extension of the expiration date for these letters-of-credit until June 30, 2001.

         Under the terms of a $20,000 mortgage note payable collateralized by three of the company's properties, the Company is required to maintain a debt service coverage ratio of 1.4 at the end of each quarter. At December 31, 2000 the Company did not meet this covenant and obtained a waiver on March 29, 2001 for the quarter ended December 31, 2000.

                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                 Cost Capitalized
                                Encumbrances(1)         Initial Cost         Subsequent to Acquisition
                                ----------------- -------------------------- --------------------------
                                                                Buildings                  Buildings                Building
                                  December 31,                    and                        and                      and
                                      2000            Land    Improvements       Land    Improvements    Land     Improvements
                                -----------------------------------------------------------------------------------------------
Office
620 Market St.................      $  9,000         $     -    $  7,090         $405      $   904      $    405   $    7,994
1990 Algonquin Road...........         5,903           1,550       6,375            0          185         1,550        6,560
2010 Algonquin Road...........         1,476             508       2,044            0          107           508        2,151
1699 Woodfield Road...........         8,488           1,962       7,853           16          471         1,978        8,324
2205-2255 Enterprise Drive....         7,601           2,304       9,259            3          320         2,307        9,579
280 Shuman Blvd (3)...........             -           1,261       5,056            0           38         1,261        5,094
1701 Golf Road................        71,963          21,780      87,324          136       10,767        21,916       98,091
2675 N. Mayfair (3)(4)........             -           1,613       6,443            1          811         1,614        7,254
4343 Commerce Court(5)........             -           5,370      21,394          192        5,317         5,562       26,711
1600-1700 167/th/ St..........         2,771           1,073       4,291           70          870         1,143        5,161
1301 E. Tower Road(5).........             -           1,005       4,020           60          614         1,065        4,634
3800 North Wilke Road.........        19,269           5,994      23,977           23        1,000         6,017       24,977
208 South LaSalle Street (6)..        44,720          12,310      49,042           20        4,914        12,330       53,956
2100 Swift Drive..............         5,032           1,391       4,862            -        3,475         1,391        8,337
6400 Shafer Court.............        13,879           4,385      17,843            -          526         4,385       18,369
1700 East Golf Road...........        19,960           7,258      28,628            -        4,221         7,258       32,849
2000 York Road................        11,684           3,234      12,998            -        1,450         3,234       14,448
33 West Monroe Street.........        79,500           5,619      95,850            1          769         5,620       96,619
National City Center(6).......        58,833          14,812      90,300           (6)       2,115        14,806       92,415
800-810 Jorie Blvd(6).........        22,800           6,016      24,089            -          117         6,016       24,206
IBM Plaza.....................       186,400          39,726     208,898          (71)       3,034        39,655      211,932
Brush Hill Office Court.......         8,157           2,617      10,469            -          191         2,617       10,660
Pine Meadows Center Bldg A,B &D       17,779           2,155      21,505          145          227         2,300       21,732
Enterprise Center II..........         5,450           1,822       7,337            -           -          1,822        7,337
7100 Madison Avenue...........         3,895           1,360       4,000            -           -          1,360        4,000
Pine Meadows Center Bldg C....         1,513             376       1,232            -          470           376        1,702
180 N. LaSalle Street.........        52,000          29,933      73,276            -       11,677        29,933       84,953
                                ----------------------------------------------------------------------------------------------
Total office..................       658,073         177,434     835,455          995       54,590       178,429      890,045
                                ----------------------------------------------------------------------------------------------
Industrial
East Chicago Enterprise Center
   (3)........................             -              27         533            1           10            28          543
EC I (3)......................         2,900             595           -            2            -           597            -
EC II (3).....................         5,000              18       2,360            4        2,621            22        4,981
EC III (3)....................         4,500              20       7,038            6          558            26        7,596
EC IV (3).....................         2,600              11       1,217            2          358            13        1,575

                                                                    Date of
                                                  Accumulated    Acquisition(A)
                                                  Depreciation   Contribution(c)
                                                 at December 31,   Placed in
                                         Total      2000(2)        Service(P)
                                      ------------------------------------------
Office
620 Market St......................   $    8,399 $    1,176     Nov. 1997(C)
1990 Algonquin Road................        8,110        627     Nov. 1997(A)
2010 Algonquin Road................        2,659        190     Nov. 1997(A)
1699 Woodfield Road................       10,302        685     Nov. 1997(A)
2205-2255 Enterprise Drive.........       11,886        827     Nov. 1997(A)
280 Shuman Blvd (3)................        6,355        439     Nov. 1997(A)
1701 Golf Road.....................      120,007      8,023     Dec. 1997(A)
2675 N. Mayfair (3)(4).............        8,868        639     Dec. 1997(A)
4343 Commerce Court(5).............       32,273      2,674     Nov. 1997(A)
1600-1700 167/th/ St...............        6,304        527     Nov. 1997(A)
1301 E. Tower Road(5)..............        5,699        359     Nov. 1997(A)
3800 North Wilke Road..............       30,994      1,905     Feb. 1998(A)
208 South LaSalle Street (6).......       66,286      4,696     Mar. 1998(A)
2100 Swift Drive...................        9,728        486     Apr. 1998(A)
6400 Shafer Court..................       22,754      1,279     May 1998(A)
1700 East Golf Road................       40,107      2,378     June 1998(A)
2000 York Road.....................       17,682      1,121     June 1998(A)
33 West Monroe Street..............      102,239      4,677     Jan. 1999(A)
National City Center (6)...........      107,221      4,457     Feb. 1999(A)
800-810 Jorie Blvd (6).............       30,222        837     Aug. 1999(A)
IBM Plaza..........................      251,587      5,879     Dec. 1999(A)
Brush Hill Office Court............       13,277        281     Dec. 1999(A)
Pine Meadows Center Bldg A,B &D           24,032      1,529     Dec. 1999(P)
Enterprise Center II...............        9,159        183     Jan. 2000(A)
7100 Madison Avenue................        5,360         67     Apr. 2000(A)
Pine Meadows Center Bldg C.........        2,078         85     May 2000(P)
180 N. LaSalle Street..............      114,886      1,121     Aug. 2000(A)
                                      ----------------------------------------
Total office.......................    1,068,474     47,147
                                      --------------------------

Industrial
East Chicago Enterprise Center
(3)................................          571        136     Nov. 1997(C)
EC I (3)...........................          597        101     Nov. 1997(C)
EC II (3)..........................        5,003      1,000     Nov. 1997(C)
EC III (3).........................        7,622      1,419     Nov. 1997(C)
EC IV (3)..........................        1,588        338     Nov. 1997(C)

                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                             Cost Capitalized
                                            Encumbrances(1)         Initial Cost         Subsequent to Acquisition
                                            ----------------- -------------------------- --------------------------
                                                                            Buildings                  Buildings
                                              December 31,                     And                        and
                                                  2000            Land    Improvements       Land    Improvements
                                            -----------------------------------------------------------------------
Industrial (Continued)
Hammond Enterprise Center (3).......        $        -         $      26  $      614      $      -     $     75
EC V (3)............................             5,000                81       2,883             -          317
EC VI (3)...........................             4,900               101       2,936             -        1,367
Chicago Enterprise Center (3).......                 -               748         975            27            6
EC VII (3)..........................             7,200               517       4,968            31        6,094
EC VIII (3).........................             7,000               124       2,493            27        2,293
EC IX (3) ..........................             4,750               269       1,127             -           93
EC X (3) ...........................             4,300               248       2,836            27          427
Arlington Heights I (3).............                 -               617       2,638             -           22
Arlington Heights II(3).............                 -               456       2,062             -           17
Arlington Heights III(3)............                 -               452       1,938             -           14
1051 N. Kirk Road(5)................                 -               911       3,325             -         (953)
4211 Madison Street(5)..............                 -               690       2,745             -           10
200 E. Fullerton(5).................                 -               525       2,100             -           10
350 Randy Road(5)...................                 -               267       1,063             -           30
4300,4248,4250 Madison Street(5)....                 -             1,147       4,588             -          148
370 Carol Lane(5)...................                 -               527       2,107             9           47
388 Carol Lane(5)...................                 -               332       1,329             -           25
342-346 Carol Lane(5)...............                 -               600       2,398             -           72
343 Carol Lane(5)...................                 -               350       1,398             6           66
11039 Gage Avenue(5)................                 -               191         767             -           17
11045 Gage Avenue(5)................                 -             1,274       5,092             -          215
1401 S. Jefferson(5)................                 -               171         685             -           22
4160-4190 W  Madison Street(5)......                 -               931       3,708             -          170
550 Kehoe Blvd.(5)..................                 -               686       2,743            13           71
43-47 Hintz Road(4) ................             5,720             1,943       7,888             -          (14)
6700 Touhy Avenue(4) ...............             2,889               980       4,050             -            -
555 Kirk Road ......................             1,589               520       2,108             -            -
1543 Abbott Drive...................               856               280       1,148             -            -
1455 Sequoia Drive .................             5,007             1,474       7,686             -            -
                                            -------------------------------------------------------------------
Total Industrial....................            64,211            18,109      93,546           155       14,208
                                            -------------------------------------------------------------------
Other Corporate Assets..............                 -                 -         476             -        8,952
                                            -------------------------------------------------------------------
Total...............................           722,284           195,543     929,477         1,150       77,750
                                            ===================================================================

                                                                                                  Date of
                                                                                Accumulated    Acquisition(A)
                                                          Building              Depreciation   Contribution(c)
                                                            and                at December 31,   Placed in
                                                Land    Improvements    Total     2000(2)        Service(P)
                                            -----------------------------------------------------------------
Industrial (Continued)
Hammond Enterprise Center (3).......        $       26     $   689   $      715   $    203      Nov. 1997(C)
EC V (3)............................                81       3,200        3,281        878      Nov. 1997(C)
EC VI (3)...........................               101       4,303        4,404        962      Nov. 1997(C)
Chicago Enterprise Center (3).......               775         981        1,756        412      Nov. 1997(C)
EC VII (3)..........................               548      11,062       11,610      1,144      Nov. 1997(C)
EC VIII (3).........................               151       4,786        4,937      1,666      Nov. 1997(C)
EC IX (3) ..........................               269       1,220        1,489        243      Nov. 1997(C)
EC X (3) ...........................               275       3,263        3,538        801      Nov. 1997(C)
Arlington Heights I (3).............               617       2,660        3,277        570      Nov. 1997(C)
Arlington Heights II(3).............               456       2,079        2,535        366      Nov. 1997(C)
Arlington Heights III(3)............               452       1,952        2,404        344      Nov. 1997(C)
1051 N. Kirk Road(5)................               911       2,372        3,283        240      Nov. 1997(A)
4211 Madison Street(5)..............               690       2,755        3,445        216      Nov. 1997(A)
200 E. Fullerton(5).................               525       2,110        2,635        169      Nov. 1997(A)
350 Randy Road(5)...................               267       1,093        1,360         91      Nov. 1997(A)
4300,4248,4250 Madison Street(5)....             1,147       4,736        5,883        396      Nov. 1997(A)
370 Carol Lane(5)...................               536       2,154        2,690        167      Nov. 1997(A)
388 Carol Lane(5)...................               332       1,354        1,686        106      Nov. 1997(A)
342-346 Carol Lane(5)...............               600       2,470        3,070        196      Nov. 1997(A)
343 Carol Lane(5)...................               356       1,464        1,820        115      Nov. 1997(A)
11039 Gage Avenue(5)................               191         784          975         61      Nov. 1997(A)
11045 Gage Avenue(5)................             1,274       5,307        6,581        408      Nov. 1997(A)
1401 S. Jefferson(5)................               171         707          878         63      Nov. 1997(A)
4160-4190 W  Madison Street(5)......               931       3,878        4,809        299      Nov. 1997(A)
550 Kehoe Blvd.(5)..................               699       2,814        3,513        219      Nov. 1997(A)
43-47 Hintz Road(4) ................             1,943       7,874        9,817        263      Sept 1999(A)
6700 Touhy Avenue(4) ...............               980       4,050        5,030         76      Mar. 2000(A)
555 Kirk Road ......................               520       2,108        2,628         37      Apr. 2000(A)
1543 Abbott Drive...................               280       1,148        1,428         19      Apr. 2000(A)
1455 Sequoia Drive .................             1,474       7,686        9,160         75      Aug. 2000(P)
                                            ----------------------------------------------
Total Industrial....................            18,264     107,754      126,018     13,799
                                            ----------------------------------------------
Other Corporate Assets..............                 -       9,428        9,428      1,886
                                            ----------------------------------------------
Total...............................           196,693   1,007,227    1,203,920     62,832
                                            ==============================================

                           PRIME GROUP REALTY TRUST
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

(1) The Company has $11,000 of various mortgage notes payable that are collateralized by properties under development. See Note 3 to the Company's consolidated financial statements for a description of its mortgage notes payable, credit facilities and bonds payable.

(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

          Building and improvements...............    40 years
          Tenant improvements.....................    Term of related leases
          Furniture and equipment.................    3-7 years

(3) These properties cross-collateralize the letters-of-credit that support the industrial revenue bonds.
(4)    These properties are classified as held for sale at December 31, 2000.
(5)    These properties cross-collateralize a $45,887 mortgage note payable.
(6) A pledge of certain ownership interests in the entities which own these properties are collateral for a $20,000 mortgage note payable.

         The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $824,240 as of December 31, 2000. The Company has $112,002 in property under development at December 31, 2000, for which the basis for federal income tax purposes approximated $100,521 at December 31, 2000. The aggregate gross cost of the Company's investment in unconsolidated real estate joint ventures, for federal income tax purposes was $157,222 at December 31, 2000.

         The following table reconciles our historical cost for the years ended December 31, 2000, 1999 and 1998:

                                                                     Year ended December 31
                                                             2000              1999              1998
                                                     ------------------------------------------------------
Balance, beginning of period.......................       $1,151,094       $   843,031       $  589,279
Additions during period............................          190,810           584,561          253,752
Property reclassified as held for sale.............          (23,714)                -                -
Disposals during the period........................         (137,984)         (276,498)               -
                                                     ------------------------------------------------------
Balance, close of period...........................       $1,180,206       $ 1,151,094       $  843,031
                                                     ======================================================

     The following table reconciles the accumulated depreciation for the years ended December 31, 2000, 1999 and 1998.

                                                                        Year ended December 31
                                                            2000             1999              1998
                                                     ------------------------------------------------------
Balance at beginning of period.....................       $   37,977       $    24,736       $    2,338
Depreciation and amortization for the period.......           33,022            28,454           22,418
Property reclassified as held for sale.............             (977)                -                -
Disposals during the period........................           (8,167)          (15,213)               -
                                                     ------------------------------------------------------
Balance, close of period...........................       $   61,855       $    37,977       $   24,756
                                                     ======================================================