Form 10-Q
period 2001-03-31
PRIME GROUP REALTY TRUST
filed 2001-05-15
CIK 1042798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       Or

(TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____ to _____

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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

     At May 10, 2001, 15,703,158 of the registrant's Common Shares of Beneficial
Interest were outstanding.

                                    Form 10-Q

                                      INDEX

Part I:  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)            PAGE

         Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                       3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 2001 and 2000                          4

         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000                   5

         Notes to Consolidated Financial Statements              6-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13-20

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                           20-21

Part II: Other Information

Item 1.  Legal Proceedings                                        22
Item 2.  Changes in Securities                                    22
Item 3.  Defaults Upon Senior Securities                          22
Item 4.  Submission of Matters to a Vote of Security Holders      22
Item 5.  Other Information                                        22
Item 6.  Exhibits and Reports on Form 8-K                        22-23

Signatures                                                        24

                              Financial Information

ITEM 1.     FINANCIAL STATEMENTS

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2001          2000
                                                    ---------------------------
Assets Real estate, at cost:
  Land............................................    $  191,679   $  192,156
  Building and improvements.......................       915,328      916,009
  Tenant improvements.............................        70,801       62,810
  Furniture, fixtures and equipment...............        10,120        9,231
                                                    ---------------------------
                                                       1,187,928    1,180,206
  Accumulated depreciation........................       (70,999)     (61,855)
                                                    ---------------------------
                                                       1,116,929    1,118,351
  Property under development......................       140,295      112,002
  Property held for sale..........................        18,398       22,737
                                                    ---------------------------
                                                       1,275,622    1,253,090

Investments in unconsolidated entities............        36,291       31,907
Cash and cash equivalents.........................        22,552       22,694
 Receivables, net of allowance of $2,999 and
  $2,837 at March 31, 2001 and
  December 31, 2000, respectively:
    Tenant........................................         5,480        6,153
    Deferred rent.................................        19,388       16,888
    Other.........................................         4,382       13,267
Restricted cash escrows...........................        66,571       63,733
Deferred costs, net...............................        28,146       28,403
Other.............................................         6,186        2,958
                                                    ---------------------------
Total assets......................................    $1,464,618   $1,439,093
                                                    ===========================

Liabilities and Shareholders' Equity
Mortgage notes payable............................    $  761,149   $  728,983
Bonds payable.....................................        57,150       57,150
Construction financing............................        28,876       13,038
Accrued interest payable..........................         4,972        4,353
Accrued real estate taxes.........................        32,077       39,319
Accounts payable and accrued expenses.............        34,921       38,272
Construction costs payable, including retention of
  $3,530 and $2,812 at March 31, 2001 and
  December 31, 2000, respectively.................        19,668       19,168
Liabilities for leases assumed....................         1,878        2,228
Dividends payable.................................         8,269        8,254
Deferred hedge liability..........................         4,478            -
Other.............................................        12,837       13,359
                                                    ---------------------------
Total liabilities.................................       966,275      924,124
Commitments and contingencies.....................             -            -
Minority interests:
  Operating Partnership...........................       147,213      151,206
  Other...........................................         2,000        2,000
Series A - Cumulative Convertible Preferred
  Shares, 2,000,000 shares designated,
  issued and outstanding at March 31, 2001
  and December 31, 2000...........................        39,886       39,850
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000
    shares authorized:
     Series B - Cumulative Redeemable
      Preferred Shares, 4,000,000 shares
      designated, issued and outstanding at
      respectively...............................             40           40
      March 31, 2001 and December 31, 2000,
  Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,670,073 and 15,599,518
    shares issued and outstanding at March 31,
    2001 and December 31, 2000, respectively.....            157          156
  Additional paid-in capital.....................        328,883      328,687
  Accumulated other comprehensive loss...........         (7,120)           -
  Distributions in excess of earnings............        (12,716)      (6,970)
                                                    ---------------------------
Total shareholders' equity.......................        309,244      321,913
                                                    ---------------------------
Total liabilities and shareholders' equity.......     $1,464,618   $1,439,093
                                                    ===========================

                      See notes to consolidated financial statements.

                        Consolidated Statements of Income
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                       Three Months ended
                                                            March 31
                                                         2001          2000
                                                   ----------------------------
Revenue
Rental............................................    $  33,477     $  33,854
Tenant reimbursements.............................       17,796        16,472
Other property revenues...........................        2,188         2,043
Mortgage note interest............................            -         2,011
Services Company revenues.........................        2,742             -
Interest income and other.........................        1,364           974
                                                   ----------------------------
Total revenue.....................................       57,567        55,354

Expenses
Property operations...............................       14,534        12,810
Real estate taxes.................................       10,531        10,389
Depreciation and amortization.....................        9,998         9,232
Interest..........................................       13,317        12,986
General and administrative........................        2,401         2,185
Services Company operations.......................        2,799             -
Provision for asset impairment....................        1,500             -
Strategic alternative costs.......................          490             -
                                                   ----------------------------
Total expenses....................................       55,570        47,602
Income before gain on sales of real estate,
  minority interests, extra-ordinary items,
  and cumulative effect of change
  in accounting principles........................        1,997         7,752

Gain on sales of real estate, net.................          834         1,196
                                                   ----------------------------
Income before minority interests, extraordinary
  items, and cumulative effect of change in
  accounting principles...........................        2,831         8,948
Minority interests................................          108        (2,402)
                                                   ----------------------------
Income before extraordinary items and cumulative
  effect of change in accounting principles.......        2,939         6,546
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount
   of $40 in 2001.................................          (59)            -
                                                   ----------------------------
Income before cumulative effect of change in
accounting principles.............................        2,880         6,546
Cumulative effect of change in accounting
  principles, net of minority interests of $218 in
  2001 and  $1,140 in 2000........................         (321)       (1,843)
                                                   ----------------------------
Net income........................................        2,559         4,703
Net income allocated to preferred shareholders....       (3,036)       (3,037)
                                                   ----------------------------
Net (loss) income available to common shareholders   $     (477)    $   1,666
                                                   ============================

Basic and diluted earnings available to common
  shares per weighted-average
common share:
  (Loss) income before gain on sales of real
   estate, extraordinary items, and cumulative
   effect of change in accounting principles,
   net of minority interests......................   $    (0.04)     $   0.18

  Gain on sales of real estate, net of minority
    interests.....................................         0.03          0.05
  Extraordinary losses on extinguishments of debt,
    net of minority interests.....................            -             -
     Cumulative effect of change in accounting
   principles, net of minority interests..........        (0.02)        (0.12)
                                                   ----------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest - basic and
  diluted.........................................   $     (0.03)    $   0.11
                                                   ============================

                      See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                 (000's omitted)
                                   (Unaudited)

                                                         Three Months ended
                                                              March 31
                                                          2001        2000
                                                      -------------------------
Operating Activities
Net income..........................................    $  2,559    $  4,703
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of costs for leases assumed
     (included in rental revenue)...................         196         162
   Interest income and development fees added to
     mortgage note receivable principal.............           -      (1,145)
   Net equity in (income) loss of unconsolidated
     investments....................................        (399)        773
   Depreciation and amortization....................       9,998       9,232
   Unrealized loss on derivatives...................          89           -
   Provision for asset impairment...................       1,500           -
   Gain on sales of real estate, net................        (834)     (1,196)
   Minority interests...............................        (108)      2,402
   Extraordinary items, net of minority interests...          59           -
   Cumulative effect of change in accounting
     principles, net of minority interests..........         321       1,843
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables.............         275        (410)
     Decrease in other assets.......................         401         103
     Increase in accrued interest payable...........         636         373
     Decrease in accrued real estate taxes..........      (7,115)     (8,949)
     Decrease in accounts payable and accrued
      expenses......................................      (2,829)     (1,351)
     Decrease in liabilities for leases assumed.....        (278)       (278)
     Decrease in other liabilities..................        (666)       (391)
                                                      -------------------------
Net cash provided by operating activities...........       3,805       5,871

Investing Activities
Expenditures for real estate and equipment..........     (39,096)    (29,651)
Proceeds from sales of real estate..................       5,950       8,340
Leasing costs.......................................      (1,616)       (781)
Additional advances on mortgage note receivable.....           -      (3,511)
(Increase) decrease in restricted cash escrows......      (2,421)        287
Net loans to services company.......................           -      (2,991)
Investments in unconsolidated entities..............        (916)          -
                                                      -------------------------
Net cash used in investing activities...............     (38,099)    (28,307)

Financing Activities
Financing costs.....................................      (1,993)     (1,026)
Proceeds from mortgage notes payable................      64,500      42,805
Net repayments of credit facilities.................           -        (500)
Repayment of mortgage notes payable.................     (32,334)    (11,240)
Proceeds from construction financing................      23,870           -
Repayment of construction financing.................      (8,032)          -
Proceeds from exercise of stock options.............          22           -
Distribution to minority interest - Operating
  partnership.......................................      (3,627)     (3,653)
Dividends paid to Series B-Preferred shareholders...      (2,250)     (2,250)
Dividends paid to Series A-Preferred shareholders...        (750)       (750)
Dividends paid to common shareholders...............      (5,254)     (5,122)
                                                      -------------------------
Net cash provided by financing activities...........      34,152      18,264
                                                      -------------------------
Net decrease in cash and cash equivalents...........        (142)     (4,172)
Cash and cash equivalents at beginning of period....      22,694      21,167
                                                      -------------------------
Cash and cash equivalents at end of period..........    $ 22,552    $ 16,995
                                                      =========================

                      See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (“Form 10-K”).

        Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

        During the fourth quarter of 2000, Prirme Group Realty Trust (“the Company”) changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 (“SAB101”), “Revenue Recognition in Financial Statements.” The Company adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, the previously reported quarterly information for the first quarter of 2000 has been restated. The net quarterly effect was a decrease in total revenue of $42, a decrease in net income available to common shares of $1,867, and a decrease of $0.12 in both basic and diluted earnings per share for the first quarter of 2000. The Company recognized $73 and $255 for the three months ended March 31, 2001 and 2000, respectively, of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in 1999. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Company, it is not expected to impact the timing of the Company’s cash flow from operations.

        For the year beginning January 1, 2001, Prime Group Realty Services, Inc. (“the Services Company”) elected to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. On January 1, 2001 Prime Group Realty, L.P. (the “Operating Partnership”), the Company’s Operating Partnership acquired all of the outstanding common stock of the Services Company and had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership. Effective January, 2001, the Company consolidates the operations of the Services Company.

2. Formation and Organization of the Company

        The Company was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.3% and 59.2% of the common units of the Operating Partnership issued at March 31, 2001 and December 31, 2000, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

3. Interest Rate Protection Agreements

        In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

        To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

        On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

        Upon adoption of SFAS 138 and SFAS 133 on January 1, 2001, the Company recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a transition adjustment of $3,227 as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3,766 on the balance sheet reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated entities and a deferred hedge liability of $1,854.

        In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

        The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

        On March 31, 2001, the derivative instruments were reported at their fair value as other assets of $126, deferred hedge liability of $4,478, a reduction in investment in unconsolidated entities of $2,664 and accumulated other comprehensive loss of $7,120. Included in interest income and other, the Company has recorded an unrealized loss of $89.

        Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on balance with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $2,310 of the current balance held in accumulated other comprehensive loss.

4. Income Taxes

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

5. Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

6. Recent Developments

        During the period from January 1, 2001 through March 31, 2001, the Company acquired and sold the following industrial property and parcels of land. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of the debt terms.):

                                         Net     Acquisition
                                      Rentable    Cost/Sales  Mortgage   Month
                                        Square    Price (In   Debt (In  Acquired/
      Property        Location        Feet/Acres  Millions)   Millions)  Sold
---------------------------------------------------------------------------------

Acquired
Land:
  Aurora (1)          Aurora, IL     31.4 Acres    $2.6        -         March
                                     ================================
Sold
Industrial:
  6700 Touhy (2)      Niles, IL      120,000       $5.7      $2.9        March
                                     ================================

Land:
  Jorie Plaza (3)     Oak Brook, IL  1.8 Acres     $1.6       -          March
                                     ================================

(1)  The Company has contracts that require it to purchase 63.4 additional acres by June 2003. Certain minimum installment  payments are required;  however, the timing of purchases is at the Company's discretion.
(2)  The Company's sale of this property resulted in a gain of $0.4 million.
(3)  The  Company's  sale of this  parcel of land  adjacent to one of its office properties resulted in a gain of $0.4 million.

        On February 23, 2001, the Company finalized a lease with a tenant for office space in Dearborn Center, a consolidated development joint venture. The Company has agreed to reimburse the tenant for the finanical obligations of the tenant's existing lease. This lease requires future minimum lease payments of approximately $48,850 over the term of the lease. The Company intends to mitigate its financial obligations by subleasing the space. The consolidated financial statements do not reflect any amounts relating to this uncertainty.

        The Company determined that certain events and circumstances had occurred during 2001 which indicated one of the Company's office properties was permanently impaired. Accordingly, the results of operations for 2001 include a provision for asset impairment of $1,500 representing the write-down of the carrying value of this property to its estimated fair value in accordance with SFAS No 121 "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of."

7. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 2001 and 2000:

                                                             2001        2000
                                                       -------------------------
Numerator:
   Income before gain on sales of real estate,
     minority interests, extraordinary items,
     cumulative effect of change in
     accounting principles and preferred
     distributions..............................       $      1,997   $     7,752
   Minority interests...........................                446        (1,916)
   Net income allocated to preferred
     distributions..............................             (3,036)       (3,037)
                                                        -------------------------
   (Loss) income before gain on sales of real
     estate, extraordinary items and
     cumulative effect of change in
     accounting principles......................               (593)        2,799
   Gain on sales of real estate, net
     of minority interests......................                497           710
   Extraordinary loss on extinguishment of
     debt, net of minority interests............                (59)            -
   Cumulative effect of change in accounting
     principles, net of minority interests......               (321)       (1,843)
                                                        -------------------------
Numerator for earnings per share - (loss) income
available to common shares......................        $      (476) $      1,666
                                                        =========================

Denominator:
   Denominator for basic earnings per share -
     weighted-average common shares.............         15,604,149    15,215,512
   Effect of dilutive securities:
      Employee stock options....................                  -        34,531
      Nonvested employee stock grants...........                  -        39,962
                                                        -------------------------
Denominator for diluted earnings per share -
  adjusted weighted- average common
  shares and assumed conversions................         15,604,149    15,290,005
                                                        =========================

Basic and diluted earnings available to common
 shares per weighted-average common share (Loss)
 income before gain on sales of real estate,
 extraordinary items and cumulative effect
 of change in accounting principles.............       $      (0.04)  $      0.18

Gain on sales of real estate, net of minority
  interests.....................................               0.03          0.05
Extraordinary loss on extinguishment of debt,
 net of minority interest.......................                  -             -
  Cumulative effect of change in accounting
    principles,  net of  minority interests.....              (0.02)        (0.12)
                                                         -------------------------
Net (loss) income available per weighted
  -average common share of beneficial
  interest - basic and diluted..................        $     (0.03)  $      0.11
                                                         =========================

        Options to purchase 2,574,754 and 2,009,954 of the Company’s common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2001 and 2000, respectively, because the effect would be antidilutive.

        The Company had 50,822 nonvested stock grants outstanding during the three months ended March 31, 2001 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

        The Company had 10,746,239 and 10,848,313 weighted-average common units outstanding during the three months ended March 31, 2001 and 2000, respectively, of which 10,498,302 and 9,347,248, respectively, may be converted (on a one for one basis) into common shares at the option of the Company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would be antidilutive.

        The Company had 2,000,000 Series A preferred shares outstanding during the three months ended March 31, 2001 and 2000 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

8. Segment Reporting

        The following summarizes the Company's historical segment operating results for the three months ended March 31, 2001 and 2000 (amounts in thousands):

                                    Three months ended March 31, 2001
                              ----------------------------------------------
                                                     Corporate/
                                                     Operating
                                Office   Industrial Partnership     Total
                              ----------------------------------------------

Total revenue................   $ 49,018  $  4,722   $  3,827    $ 57,567
Total expenses...............     32,295     3,711     19,564      55,570
Gain on sales of real
  estate, net................        411       423          -         834
                              ----------------------------------------------
Income before minority
  interests, extra-
  ordinary items and
  cumulative effect
  of change in accounting
  principle..................      17,134     1,434    (15,737)      2,831
FFO adjustments (1):
  Real estate depreciation
  and amortization...........       7,579     1,302         76       8,957
  Straight-line rental
   revenue...................      (2,367)     (153)         -      (2,520)
  Straight-line rental
   revenue from joint
   venture...................        (161)        -          -        (161)
  Amortization of costs
   for leases assumed........         196         -          -         196
  Joint venture adjustments..         835         -          -         835
  Adjustment for provision
   for asset impairment......       1,500         -          -       1,500

  Adjustment for sale of
   operating properties......           -      (423)         -        (423)
  Net income allocated to
   preferred shareholders....           -         -     (3,036)     (3,036)
                              ----------------------------------------------
Funds from operations
  excluding straight-
  line rental revenue........      24,716     2,160    (18,697)      8,179

  Straight-line rental
   revenue...................       2,367       153          -       2,520
  Straight-line rental
   revenue from joint
   venture...................         161         -          -         161
                              ----------------------------------------------
Funds from operations
   including straight-
   line rental revenue.......    $ 27,244  $  2,313   $(18,697)   $ 10,860
                              ==============================================

                                       Three months ended March 31, 2000
                                  --------------------------------------------
                                                        Corporate/
                                                        Operating
                                    Office  Industrial Partnership     Total
                                  --------------------------------------------

Total revenue...................   $  48,923  $ 5,615  $     816    $  55,354
Total expenses..................      28,454    3,587     15,561       47,602
Gain on sale of real estate, net        (130)       -      1,326        1,196
  Income before minority          --------------------------------------------
  interests, extra-ordinary
  items and cumulative effect
  of change in accounting
  principle.....................      20,339    2,028    (13,419)       8,948
FFO adjustments (1) (unaudited):
  Real estate depreciation and
   amortization.................       6,729    1,422         55        8,206
  Straight-line rental revenue..      (1,979)    (275)         -       (2,254)
  Straight-line rental revenue..
   from joint venture...........        (158)       -          -         (158)
  Amortization of costs for
   leases assumed...............         162        -          -          162
  Joint venture adjustments.....         863        -          -          863
  Adjustments for sale of
   operating property...........         130        -          -          130
  Net income allocated to
   preferred shareholders.......           -        -     (3,037)      (3,037)
                                  --------------------------------------------
Funds from operations excluding
  straight-line rental revenue..      26,086    3,175    (16,401)      12,860
  Straight-line rental revenue..       1,979      275          -        2,254
  Straight-line rental revenue..
    from joint venture..........         158        -          -          158
                                  --------------------------------------------
Funds from operations, including
  straight-line rental revenue..   $  28,223  $ 3,450  $ (16,401)   $  15,272
                                  ============================================

        The following summarizes the Company’s segment assets and activity as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000:

                                                   March 31,  December 31,
                                                      2001        2000
                                                  --------------------------

Segment assets:
  Office........................................    $1,220,101  $1,197,207
  Industrial....................................       132,558     135,646
  Corporate/operating partnership...............       111,959     106,240
                                                  --------------------------
Total consolidated assets.......................    $1,464,618  $1,439,093
                                                  ==========================

                                                        Three months
                                                       ended March 31,
                                                      2001        2000
                                                  --------------------------
Expenditures for real estate:
  Office........................................   $  35,108     $  16,898
  Industrial....................................       3,808        10,020
  Corporate/operating partnership ..............         180         2,733
                                                  --------------------------
Total expenditures for real estate..............   $  39,096     $  29,651
                                                  ==========================
9. Pro Forma Condensed Consolidated Statements of Income

        The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 2000, the Operating Partnership consolidated the Services Company and the office property located at 180 N. LaSalle Street and acquired various office and industrial properties (five operating properties acquired in 2000) with cash and debt proceeds, sold one operating property and one land parcel in 2001 and sixteen operating properties and one parking facility and four land parcels in 2000. The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company’s Form 10-K. In management’s opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

        The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                             Three months ended
                                                 March 31,
                                              2001        2000
                                          -------------------------

Total revenue (in thousands)..............   $57,583     $54,141
                                          =========================

Net income (loss) available to common
  shareholders (in thousands).............   $  (873)    $(1,370)
                                          =========================

Earnings per diluted common share........    $  (0.06)   $ (0.09)
                                          =========================
10. Subsequent Events

        On April 20, 2001, the Company sold 2675 N. Mayfair, a 101,767 square foot office building located in Wauwatosa, Wisconsin. The property sold for a sales price of $8,840 and $8,000 of the proceeds were deposited into an escrow as collateral for existing tax-exempt bonds.

        On April 23, 2001, the Company paid distributions of $0.375 per Series A-preferred share, and $0.3375 per common share and on April 30, 2001, paid distributions of $0.5625 per Series B-preferred share to shareholders of record on March 30, 2001.

        On April 30, 2001, the Company refinanced the $56,961 mortgage note payable collateralized by the property known as National City Center located in Cleveland, Ohio with proceeds of a $67,000 mortgage note payable. This note bears interest at a face rate of LIBOR (90 day) plus 3.05% and matures in April 2006.

        On May 11, 2001, the Company sold 43-47 Hintz Road, a 310,156 square foot industrial building located in Wheeling, Illinois. The property sold for a sales price of $11,700 and $5,660 of the proceeds were used to repay debt.

Item 2:       Management's Discussion and Analysis of Financial Condition and Results
                of Operations

OVERVIEW

        We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 24 office properties containing an aggregate of approximately 7.8 million net rentable square feet and 29 industrial properties containing an aggregate of approximately 3.8 million net rentable square feet. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet in the Chicago metropolitan area and a 23.1% common interest in a venture which owns an office property located in Phoenix, Arizona. We also own approximately 235.7 acres of developable land and rights to acquire approximately 135.0 additional acres of developable land which management believes could be developed with approximately 2.7 million rentable square feet of additional office space and 6.1 million square feet of additional industrial space. We also own equity interests in two development joint ventures which plan on developing 1.2 million square feet of office space in downtown Chicago and 0.2 million square feet of office space in suburban Chicago.

        In terms of net rentable square feet, approximately 87.9% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 91.8% of our total rental and tenant reimbursement revenue for the three months ended March 31, 2001. Our remaining office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

        We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements, asset sales, and other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.

Cautionary Statements

        The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on our financial performance; the risk that we may be unable to finance our planned acquisition and development activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties.

Results of Operations:  Comparison of the Three Months Ended March 31, 2001
                                       to the Three Months Ended March 31, 2000

        In analyzing the operating results for the quarter ended March 31, 2001, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2000 are due principally to the addition of a full three months of operating results in 2001 for two properties acquired in the first quarter of 2000, three properties acquired and three properties placed in service after the first quarter of 2000 and the consolidation of the office property known as 180 N. LaSalle commencing August 1, 2000 (collectively, the “Additional Properties”). These increases are offset by decreases principally due to the sale of one property in the first quarter of 2000, the sale of fifteen properties and one parking facility after the first quarter of 2000, and only a partial three-month’s worth of operating results for one property sold in the first quarter of 2001 (collectively, the “Sold Properties”).

        For the three months ended March 31, 2001, rental revenue decreased $0.4 million, or 1.1%, to $33.5 million, tenant reimbursement income increased $1.3 million, or 8.0%, to $17.8 million, other property revenue increased $0.1 million or 7.1%, to $2.2 million, property operating expenses increased $1.7 million or 13.5% to $14.5 million, real estate tax expense increased to $0.1 million or 1.4% to $10.5 million, and depreciation and amortization increased $0.8 million or 8.3% to $10.0 million as compared to the three months ended March 31, 2000. The Additional Properties resulted in increased rental income of $4.0 million, tenant reimbursement income of $1.7 million, property operating expenses of $1.5 million, real estate tax expense of $1.3 million, and depreciation and amortization of $0.5 million. The Sold Properties resulted in decreased rental income of $4.9 million, tenant reimbursement income of $1.7 million, other property revenues of $0.2 million, property operating expenses of $2.2 million, real estate tax expense of $1.2 million, and depreciation and amortization of $0.5 million. Properties held for three months in both 2001 and 2000 resulted in increased rental income of $0.5 million, tenant reimbursement income of $1.3 million, other property revenues of $0.3 million, property operating expenses of $2.4 million, and depreciation and amortization of $0.8 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

        Mortgage note interest income decreased $2.0 million due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property’s operations being consolidated as of that date.

        Interest income and other revenue increased $0.4 million or 40.0% to $1.4 million during the three months ended March 31, 2001 primarily due to increases in interest income earned on restricted cash escrow balances.

        For the three months ended March 31, 2001, Service Company revenues were $2.7 million. This represents revenues of the Services Company, a taxable REIT subsidiary, which was previously accounted for as an investment accounted for on the equity method of accounting and which is being consolidated effective January 1, 2001 due to the acquisition of its common stock by the Company as of that date.

        Interest expense increased $0.3 million, or 2.5%, to $13.3 million during the three months ended March 31, 2001. The increase was due to obtaining additional debt on various operating properties, including those which were acquired in 2000, offset by decreases in the index rate for certain variable rate debt.

        General and administrative expense increased $0.2 million, or 9.9%, to $2.4 million during the three months ended March 31, 2001, primarily due to increased professional fees in 2001.

        For the three months ended March 31, 2001, we recorded a $1.5 million provision for asset impairment representing the write-down of a property to its current estimated fair value.

        For the three months ended March 31, 2001, we incurred $0.5 million in our pursuit of strategic alternatives, which include portfolio asset sales, joint venture or merger possibilities.

        For the three months ended March 31, 2001, Service Company operating expenses were $2.8 million. This represents expenses from the Services Company, a taxable REIT subsidiary, consolidated as of January 1, 2001.

        For the three months ended March 31, 2001, the net gain of sales of real estate was $0.8 million, as described in “Recent Developments.” For the three months ended March 31, 2000, the gain on sales of real estate was $1.2 million.

        Income allocated to minority interests decreased $2.5 million, or 104.5% to a $0.1 million loss for the three months ended March 31, 2001 due to a decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles of $6.1 million, or 68.4%, to $2.8 million. The decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles is due to strategic alternative costs of $0.5 million, a $1.5 million provision for asset impairment and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

        The extraordinary loss on extinguishments of debt, net of minority interests, was $0.1 million for the three months ended March 31, 2001, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the debt refinancing of certain properties.

        The cumulative effect of the change in accounting principles, net of minority interests, was $0.3 million and $1.8 million for the three months ended March 31, 2001 and March 31, 2000, respectively. This represents the adoption of SFAS 133 and SAB 101, effective January 1, 2001 and January 1, 2000, respectively. See Note 1 and Note 3 to our consolidated financial statements for additional information.

        Net income decreased $2.1 million, or 45.6% to $2.6 million for the three months ended March 31, 2001 due to the changes in revenue, expenses, net gain on the sale of real estate, minority interests, extraordinary loss on the extinguishment of debt, and the cumulative effect of a change in accounting principles described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Historical Cash Flows

        We had net cash provided by operating activities of $3.8 million and $5.9 million for the three months ended March 31, 2001 and 2000, respectively. The $2.1 million decrease in net cash provided by operating activities was primarily due to a $2.1 million decrease in net income, a $1.2 million decrease in the net equity in loss of unconsolidated entities, a $2.5 million decrease in income allocated to minority interests, a $1.5 million decrease in cumulative effect of a change in accounting principles, a $1.5 million decrease in accounts payable and accrued expenses, and a $0.3 million decrease in other liabilities, offset by a $1.1 million decrease in interest income and development costs added to the mortgage note receivable principal, a $0.7 million increase in depreciation and amortization, a $0.1 million increase in unrealized loss on derivatives, a $1.5 million increase in provision for asset impairment, a $0.4 million decrease in net gain on sale of real estate, a $0.1 million increase in extraordinary items, a $0.7 million decrease in receivables, a $0.3 million decrease in other assets, a $0.3 million increase in accrued interest payable, and a $1.8 million increase in accrued real estate taxes.

        We had net cash used in investing activities of $38.1 million and $28.3 million for the three months ended March 31, 2001 and 2000, respectively. The $9.8 million increase in net cash used in investing activities was primarily due to a $9.4 million increase in expenditures for real estate and equipment, principally related to property development, a $2.4 million decrease in proceeds from the sales of real estate, a $0.8 million increase in leasing costs, a $2.7 million increase in restricted cash escrows, and a $0.9 million increase in investments in unconsolidated entities, offset by a $3.5 million decrease in additional advances on the mortgage note receivable, and a $2.9 million decrease in net loans to the Services Company.

        We had net cash provided by financing activities of $34.2 million and $18.3 million for the three months ended March 31, 2001 and 2000, respectively. The $15.9 million increase in net cash provided by financing activities was primarily due to a $21.7 million increase in proceeds from mortgage notes payable, a $23.9 million increase in proceeds from construction financing, and a $0.5 million decrease in net repayment of credit facilities, offset by a $1.0 million increase in financing costs, a $21.1 million increase in the repayment of mortgage notes payable, an $8.0 million increase in the repayment of construction financing, and a $0.1 million increase in dividends paid to common shareholders.

Liquidity and Capital Resources

        Liquidity. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our REIT’s taxable income (excluding capital gains) annually. Accordingly, we currently intend to continue to make, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units and our preferred shares. We have established annual distribution rates as follows: $1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A Preferred Shares and 9% per annum ($2.25 per share) for each Series B Preferred Share.

        Under the terms of the construction financing documents related to the Dearborn Center development, we are required to maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter.

        Property Sales. During the period from January 1, 2001 through May 11, 2001 we sold three office and industrial properties, and used a portion of the net proceeds to retire debt and to post additional collateral for the letter-of-credit that enhances certain tax-exempt bonds. Also, we deposited a portion of the net proceeds into a tax-deferred exchange trust, and intend to use such proceeds to acquire additional property in order to defer the recognized gain on the sale. We may use the remaining proceeds and the sale of other properties to fund future acquisitions, current operations, property capital needs and development activity.

        Indebtedness. We have financed a portion of our acquisitions and development activity with proceeds from mortgage notes payable from various financial institutions, with both fixed and variable interest rates and maturities ranging from 2001 through 2013.

        Our variable rate debt includes $158.4 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.00%, $92.5 million subject to various interest rate cap agreements and $67.0 million subject to an interest rate collar agreement, which effectively results in a cap of the index rate at 6.50% (plus spread of 1.50%) and a floor at 3.73% (plus spread of 1.50%). Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

We obtained the following new indebtedness during the three months ended March 31, 2001:
                                       Loan
                                    Commitment
         Collateral (1)               Amount     Interest Rate Maturity Date                                   (In Millions)
------------------------------------------------------------------------------

180 N. LaSalle Street (2) (4)        $  60.0     LIBOR + 3.75%      1/04
Dearborn Center JV Interest (5)         65.0        23.00%          1/04
Monroe Wacker JV interest (2)           16.5        12.00%          1/02
2305 Enterprise Drive (3) (6)            6.0         7.63%          3/11
Pine Meadows Single-Story (2) (7)       10.5     LIBOR + 3.0%       4/02
Pine Meadows Center-Bldg. D. (3)(8)     11.5         7.63%          4/11
1455 Sequoia Drive (2)                  12.0        16.00%          6/01
(1)	All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.

(2)	Interest is payable monthly, with principal due at maturity.

(3)	Principal and interest are payable monthly, with the remaining principal due at maturity.

(4)	On March 15, 2001, the Company borrowed an additional $8.0 million, secured by the Company’s two mortgage notes receivable which are collateralized by the property known as 180 North LaSalle Street, located in Chicago, Illinois of which $2.26 million was deposited into an escrow account for future tenant improvements. The total loan commitment of $60.0 million is now fully funded.

(5)	The loan commitment totaled $65.0 million of a mezzanine facility (with initial draws of $23.8 million funded in the first quarter, 2001) secured by 100% of the interests in Dearborn Center. The loan bears interest at an initial pay rate of 12% (up to 50% of which, but no more than $10.0 million, may be funded from the mezzanine facility) with an additional accrual rate ranging from 9.5% to 13%, dependent upon certain leasing thresholds, and matures in January 2004. Coincident with the mezzanine facility, the Company secured a construction loan with a total commitment of $220.0 million to $230.0 million, dependent upon certain leasing thresholds (with a maximum loan amount of $225.0 million if the $65.0 million mezzanine facility is fully funded) and is secured by security interests in substantially all of Dearborn Center’s assets. The loan bears interest ranging from LIBOR plus 2.25% up to 2.65%, dependent upon certain leasing thresholds, and matures in January 2004. The Company has guaranteed $60.0 million of the construction loan amount. Both loans contain a liquidity covenant requiring the Company to maintain a minimum unrestricted cash balance of $20.0 million at the end of every fiscal quarter beginning with the quarter ended December 31, 2000.

(6)	On February 27, 2001, the Company refinanced the $5.45 million mortgage note payable collateralized by the property known as Enterprise Center II located in Westchester, Illinois with the proceeds of a $6.0 million mortgage note payable. The new note bears interest at a fixed rate of 7.63% and matures in March 2011.

(7)	On February 27, 2001, the Company refinanced the $8.03 million mortgage note payable collateralized by the properties known as Pine Meadows Center Buildings A, B and C located in Libertyville, Illinois with the proceeds of a $10.5 million mortgage note payable. The new note bears interest at a rate of LIBOR plus 3.0% and matures in April 2002.

(8)	On March 8, 2001, the Company refinanced the $11.1 million mortgage note payable collateralized by the property known as Pine Meadows Center Building D located in Libertyville, Illinois with the proceeds of a $11.5 million mortgage note payable. This note bears interest at a fixed rate of 7.63% and matures in April 2011.

        Future Offerings. On January 8, 1999, we filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for future sale.

        Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2000, our tenant improvements and leasing commissions averaged $21.01 per square foot of newly leased office space, $6.23 per square foot of renewal leased office space, and $7.29 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $18.5 million based upon average annual square feet for leases expiring during the year ending December 31, 2001. Our cost of general capital improvements to our properties averages approximately $7.0 million annually based upon an estimate of $0.54 per square foot.

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

Funds from Operations

        Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered “extraordinary” under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

        The following table represents the unaudited calculation of our Funds from Operations for the three months ended March 31, 2001 and 2000:

                                                         Three Months
                                                        Ended March 31
                                                    -----------------------
(in thousands)                                          2001       2000
                                                    -----------------------

Net (loss) income allocated to common shareholders  $   (477)   $ 1,666
Adjustments to reconcile to Funds from Operations:
  Real estate depreciation and amortization.....       8,957      8,206
  Straight-line rental revenue..................      (2,520)    (2,254)
  Straight-line rental revenue from joint venture.      (161)      (158)
  Amortization of costs for leases assumed......         196        162
  Joint venture adjustments.....................         835        863
  Adjustment for provision for asset impairment.       1,500          -
  Adjustment for sale of operating property.....        (423)       130
  Extraordinary loss on extinguishment of debt..          59          -
  Minority interests............................        (108)     2,402
  Cumulative effect of change in accounting
   principle (1)................................         321      1,843
                                                  -----------------------
Funds from operations excluding straight-line
  rental revenue................................       8,179     12,860
Straight-line rental revenue....................       2,520      2,254
Straight-line rental revenue from joint venture.         161        158
                                                  -----------------------
Funds from Operations (2).......................     $10,860    $15,272
                                                  =======================
(1)	During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Effective January 1, 2000, we recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, the previously reported quarterly information for the first quarter of 2000 has been restated. The net quarterly effect was a decrease in net income available to common shares of $1,867 and a decrease in funds from operations of $42. Included in the above revenue adjustments for the periods ended March 31, 2001 and 2000 is $73 and $255, respectively, of revenue previously recorded in 1999.

(2)	We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its October 1999 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (e.g., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of the Company’s actual operating activities. Further, Funds from Operations does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

Inflation

        Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

        As of March 31, 2001, approximately $406.6 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $158.4 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.00%, $92.5 million subject to various interest rate cap agreements and $67.0 million subject to an interest rate collar agreement, which effectively results in a cap at 6.50% (plus spread of 1.50%) and a floor at 3.73% (plus spread of 1.50%). Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2001. For the interest rate protection agreement, the table presents the notional amount entered into and the lock rate.

                            Interest Rate Sensitivity
                      Principal (Notional) amount by Expected Maturity
                              Average Interest Rate

                                            Interest Rate Sensitivity
                                Principal (Notional) Amount by Expected Maturity
                                              Average Interest Rate
                            ----------------------------------------------------------
                              2001    2002    2003    2004     2005  Thereafter Total
                            ----------------------------------------------------------
                                              (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount.......     $73.6    $50.0  $  4.4   $ 4.7  $  69.2  $209.8   $411.7
Weighted-average interest      8.32%   11.64%   7.38%   7.38%    7.23%   7.57%
  rate (3)................

Variable rate amount(1)...   $20.8   $169.1   $32.5   $60.0   $ 67.0      -    $349.4
Weighted-average interest      7.44%    7.06%  10.83%   9.03%    6.88%    -
  rate (3)................

Bonds payable:
Variable rate amount....     $48.2      -        -       -        -  $   9.0   $ 57.2
Weighted-average interest      3.39%    -        -       -        -      3.70%
  rate (3).......

Construction Financing:
Fixed rate amount.......        -      $5.1     -     $23.8      -      -      $28.9
Weighted-average interest       -       7.41%   -      23.00%    -      -
 rate (3).......

Interest rate swap
  agreement (1)(3):
Notional amount.........     $ 3.2   $155.2      -       -        -      -     $158.4
Pay rate................       5.23%    5.23%    -       -        -      -
Fixed swap rate.........       6.30%    6.30%    -       -        -      -

Interest rate cap
  agreements (1)(3):
Notional amount.........       -     $ 67.0   $32.5   $60.0       -      -    $ 159.5
Pay rate................       -        5.38%   5.41%   5.28%     -      -
Cap rate................       -        6.50%   8.08%   7.25%     -      -

Interest rate collar
agreements(1)(2)(3)
Notional amount.........       -     $ 65.0      -       -        -      -   $   65.0
Pay rate................       -        5.38%    -       -        -      -
Cap rate................       -        7.50%    -       -        -      -
Floor rate..............       -        3.73%    -       -        -      -
(1)	See Note 3 to our consolidated financial statements for additional information.

(2)	The cap effect of this collar agreement is effectively eliminated by the Company’s sale of an interest rate cap for a notional amount of $65.0 million maturing on January 31, 2002. Concurrent with the sale, the Company entered into an interest rate cap for a notional amount of $67.0 million which capped the interest rate at a LIBOR index rate of 6.50%.

(3)	Based upon the rates in effect at March 31, 2001, the weighted-average interest rates, including the interest rate swap, collar and cap agreements, on our mortgage notes payable and bonds payable at March 31, 2001 were 8.58% and 3.44%, respectively. Additionally, the bonds payable of $48.2 million and $9.0 million are collateralized by letters of credit of $48.8 million and $9.3 million, respectively, incurring annual fees of 2.50% and quarterly extension fees, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $2.5 million.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits:

EXHIBIT
NUMBER    DESCRIPTION

10.1      Credit Agreement dated January 5, 2001 by and between Dearborn Center, L.L.C.
          and Bayerische Hypo-Und Vereinsbank AG, New York Branch.

10.2      Promissory Note dated January 5, 2001 by Dearborn Center, L.L.C. to the order of Bayerische Hypo-Und Vereinsbank AG, New York Branch.

10.3      Guaranty of Completion and Indemnity dated January 5, 2001 made by  Prime Group
          Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch.

10.4      Guaranty of Interest and Operating Costs and Indemnity dated January
          5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische
          Hypo-Und Vereinsbank AG, New York Branch.

10.5      Guaranty of Loan Payment and Indemnity dated January 5, 2001 made by Prime
          Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York
          Branch.

10.6      Mezzanine Construction Loan Agreement dated as of January 5, 2001 by and among
          Prime/Beitler Development Company, L.L.C. and Bankers Trust Company and other lenders.

10.7      Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development
          Company, L.L.C. to the order of Bankers Trust Company.

10.8      Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development
          Company, L.L.C. to the order of MMBC Debt Holdings I, LLC.

10.9      Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development
          Company, L.L.C. to the order of New York Life Insurance Company.

10.10     Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development
          Company, L.L.C. to the order of Vornado Realty Trust.

10.11     Guaranty of Completion and Indemnity dated as of January 5, 2001 made by Prime
          Group Realty, L.P. in favor of Bankers Trust Company.

10.12     Guaranty of Interest and Operating Costs dated as of January 5, 2001 made by
          Prime Group Realty, L.P. in favor of Bankers Trust Company

          Reports on Form 8-K:

          We filed the following reports on Form 8-K during the first quarter of 2001:

          Form 8-K dated  January  15, 2001  (filed  February 9, 2001;  File No.
          001-13589)  relating  to  the  closing  of  a  $65.0  million,  3-year mezzanine facility.

          Form8-K  dated  February  23, 2001  (filed  March 12,  2001;  File No.
          001-13589)  relating to a press release dated March 9, 2001  regarding
          Prime/Beitler Development Company, L.L.C., announcing the signing of a
          10-year, 9-month lease with Citadel Investment Group, L.L.C.

          Form 8-K dated  February 26, 2001 (filed  February 26, 2001;  File No.
          001-13589)   relating  to   additional   financial   and   operational
          information  concerning the  Registrant and properties  owned by it or
          its   subsidiaries  as  of  December  31,  2000,  in  the  form  of  a
          Supplemental Information Package.

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          PRIME GROUP REALTY TRUST

                                   Registrant

Date:    May 14, 2001                     /s/  Richard S. Curto
                                          Richard S. Curto
                                          Chief Executive Officer

Date:    May 14, 2001                     /s/  Louis G. Conforti
                                          ----------------------
                                          Louis G. Conforti
                                          Office of the President and
                                          Chief Financial Officer

                                                                   EXHIBIT 12.1
                  Prime Group Realty Trust and The Predecessor

             Statements Regarding Computation of Ratios of Earnings
           to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)

                                           Prime Group Realty Trust - Historical
                                    -----------------------------------------------------
                                                                             Period
                                                                              from
                                                                          November 17,
                                      Three Months                            1997
                                          Ended        Year ended           through
                                        March 31,      December 31,       December 31,
                                     ----------------------------------------------------
Earnings:                             2001    2000      2000    1999     1998    1997
                                    -----------------------------------------------------
  Income before preferred share
   distributions and minority
   interestsper the consolidated
   financial statements.........     $ 1,997 $ 7,752 $23,529  $ 33,567  $30,866  $1,427
  Interest expense..............      13,317  12,986   55,755   42,648   30,901   1,680
  Amortization of debt issuance          893     921    3,012    2,424    1,230     140
    costs.......................   -----------------------------------------------------
Earnings........................     $16,207 $21,659 $82,296  $ 78,639  $62,997  $3,247
                                   =====================================================

Fixed charges:
  Interest expense..............     $13,317 $12,986  $55,755 $ 42,648  $30,901  $1,680
  Capitalization of interest
    expense.....................       3,923   2,924   14,232    7,986    2,498       -
  Amortization of debt issuance
    costs.......................         893     921    3,012    2,424    1,230     140
  Preferred share distributions.       3,036   3,037   12,147   12,103    7,971     345
                                   -----------------------------------------------------
Total fixed charges.............     $21,169 $19,868 $ 85,146 $ 65,161 $ 42,600  $2,165
                                   =====================================================

Ratio of earnings to combined
  fixed charges and preferred
  share distributions...........        -       1.09     -        1.21     1.48    1.50
                                   =====================================================

Excess of earnings to combined
  fixed charges and preferred
  share distributions...........    $ (4,962)$ 1,791  $(2,850)$ 13,478  $20,397  $1,082
                                   =====================================================

Funds from operations:
  Funds from operations (1).....     $10,860 $15,272  $43,985 $ 54,131 $ 47,996  $3,619

  Interest expense..............      13,317  12,986   55,755   42,648   30,901   1,680
  Amortization of debt issuance
   costs........................         893     921    3,012    2,424    1,230     140
  Preferred share distributions.       3,036   3,037   12,147   12,103    7,971     345
                                   -----------------------------------------------------
Adjusted funds from operations..     $28,106 $32,216 $114,899 $111,306  $88,098  $5,784
                                   =====================================================

Fixed charges:
  Interest expense..............     $13,317 $12,986 $ 55,755 $ 42,648  $30,901  $1,680
  Capitalization of interest
   expense......................       3,923   2,924   14,232    7,986    2,498       -
  Amortization of debt issuance
   costs........................         893     921    3,012    2,424    1,230     140
  Preferred share distributions.       3,036   3,037   12,147   12,103    7,971     345
                                   -----------------------------------------------------
Total fixed charges.............     $21,169 $19,868  $ 85,146$ 65,161 $ 42,600  $2,165
                                   =====================================================

Ratio of funds from operations
  to combined fixed charges and
  preferred share distributions.       1.33    1.62      1.35    1.71     2.07    2.67
                                   =====================================================

Excess of funds from operations
  to combined fixed charges
  and preferred share
  distributions.................    $ 6,937 $12,348   $29,753 $46,145 $ 45,498  $3,619
                                   =====================================================

(1)  Funds from  operations  for the years ended December 31, 1999 and 1998 have been  restated in accordance  with  standards  established  by the Board of
     Governors of NAREIT in its 1999 White Paper, which results in the exclusion of certain non recurring items and the inclusion of the effects of straight line rental  revenue.  The year and period  prior to November 17, 1997 have
     not  been  restated  due  to  the   unavailability   of  certain   required
     information.

(2)  During the fourth  quarter of 2000, we changed our method of accounting for revenue  recognition in accordance with SAB 101. Effective January 1, 2000, we  recorded a charge to income of $1,843,  net of  minority  interests  of
     $1,140,  representing  the  cumulative  effect  of  adopting  SAB 101 as of
     January 1, 2000. Pursuant to Financial Accounting Standards Board Statement
     No.  3,   “Reporting   Accounting   Changes   in   Interim   Financial
     Statements”,  the previously  reported  quarterly  information for the first quarter of 2000 has been  restated.  The net  quarterly  effect was a decrease in net income  available to common shares of $1,867 and a decrease in funds from operations of $42. Included in the above revenue  adjustments
     for  the  periods   ended  March  31,  2001  and  2000  is  $73  and  $255,
     respectively, of revenue previously recorded in 1999.

                  Prime Group Realty Trust and The Predecessor

                   Statements Regarding Computation of Ratios of Earnings
                to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)

                                              Predecessor - Historical
                                              --------------------------
                                              Period from
                                               January 1,
                                                  1997     Year ended
                                                through    December 31,
                                              November 16, -------------
                                                  1997        1996
                                              --------------------------
Earnings:
  Loss before preferred share distributions
   and minority interests per the combined     $ (29,050)  $ (31,417)
   financial statements......................
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
                                              --------------------------
Earnings.....................................  $   5,997   $   6,394
                                              ==========================

Fixed charges:
  Interest expense...........................  $  34,417   $  37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................  $  35,047   $  37,811
                                              ==========================

Ratio of earnings to combined fixed charges
  and preferred share distributions..........          -           -
                                              ==========================

Deficit of earnings to combined fixed charges
  and preferred share distributions..........  $ (29,050)  $ (31,417)
                                              ==========================

Funds from operations:
  Funds from operations (1)..................  $ (14,461)  $ (17,367)
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Adjusted funds from operations...............  $  20,586   $  20,444
                                              ==========================

Fixed charges:
  Interest expense...........................   $ 34,417    $ 37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................   $ 35,047    $ 37,811
                                              ==========================

Ratio of funds from operations to combined
  fixed charges and preferred share                    -           -
  distributions..............................
                                              ==========================

Deficit of funds from operations to combined
  fixed charges and preferred share             $(14,461)   $(17,367)
  distributions..............................
                                              ==========================

(1)  Funds from  operations  for the years ended December 31, 1999 and 1998 have been  restated in accordance  with  standards  established  by the Board of
     Governors of NAREIT in its 1999 White Paper, which results in the exclusion of certain non recurring items and the inclusion of the effects of straight line rental  revenue.  The year and period  prior to November 17, 1997 have
     not  been  restated  due  to  the   unavailability   of  certain   required
     information.