Form 10-Q
period 2001-06-30
PRIME GROUP REALTY TRUST
filed 2001-08-13
CIK 1042798

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 2001

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

     At  August  10,  2001,  15,703,158  of the  registrant's  Common  Shares of
Beneficial Interest were outstanding.

                                    Form 10-Q

                                      INDEX

Part I:  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)        PAGE

         Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000                                     3

         Consolidated Statements of Income for the Three Months
            Ended June 30, 2001 and 2000                         4

         Consolidated Statements of Income for the Six Months
            Ended June 30, 2001 and 2000                         5

         Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2001 and 2000                  6

         Notes to Consolidated Financial Statements            7-15

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 16-25

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                         25-26

Part II: Other Information

Item 1.  Legal Proceedings                                      27
Item 2.  Changes in Securities                                  27
Item 3.  Defaults Upon Senior Securities                        27
Item 4.  Submission of Matters to a Vote of Security Holders    27
Item 5.  Other Information                                      27
Item 6.  Exhibits and Reports on Form 8-K                       28

Signatures                                                      29

ITEM 1.     FINANCIAL STATEMENTS

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)

                                                        June 30,    December
                                                          2001        31, 2000
                                                    ---------------------------
Assets Real estate, at cost:
  Land............................................    $  191,676   $  192,156
  Building and improvements.......................       914,902      916,009
  Tenant improvements.............................        74,260       62,810
  Furniture, fixtures and equipment...............        10,360        9,231
                                                    ---------------------------
                                                       1,191,198    1,180,206
  Accumulated depreciation........................       (79,920)     (61,855)
                                                    ---------------------------
                                                       1,111,278    1,118,351
  Property under development......................       170,252      112,002
  Property held for sale..........................             -       22,737
                                                    ---------------------------
                                                       1,281,530    1,253,090

Investments in unconsolidated entities............        35,926       31,907
Cash and cash equivalents.........................        28,529       25,268
 Receivables, net of allowance of $1,521 and
   $2,837 at June 30, 2001 and
   December 31, 2000, respectively:
    Tenant........................................         4,319        6,153
    Deferred rent.................................        19,319       16,888
    Other.........................................         4,452       13,267
Restricted cash escrows...........................        83,360       61,159
Deferred costs, net...............................        27,368       28,403
Other.............................................         6,495        2,958
                                                    ---------------------------
Total assets......................................    $1,491,298   $1,439,093
                                                    ===========================
Liabilities and Shareholders' Equity
Mortgage notes payable............................    $  763,280   $  728,983
Bonds payable.....................................        57,150       57,150
Construction financing............................        57,285       13,038
Accrued interest payable..........................         6,425        4,353
Accrued real estate taxes.........................        39,432       39,319
Accounts payable and accrued expenses.............        27,699       38,272
Construction costs payable, including retention of
  $5,578 and $2,812 at June 30, 2001 and
  December 31, 2000, respectively.................        23,120       19,168
Liabilities for leases assumed....................         1,583        2,228
Dividends payable.................................         8,269        8,254
Deferred hedge liability..........................         4,628            -
Other.............................................        13,294       13,359
                                                    ---------------------------
Total liabilities.................................     1,002,165      924,124
Commitments and contingencies.....................             -            -
Minority interests:
  Operating Partnership...........................       143,075      151,206
  Other...........................................         2,000        2,000
Series A - Cumulative Convertible Preferred
  Shares, 2,000,000 shares designated,
  issued and outstanding at June 30,
  2001 and December 31, 2000......................        39,923       39,850
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000
    shares authorized:
      Series B - Cumulative Redeemable Preferred
      Shares, 4,000,000 shares designated,
       issued and outstanding at June 30, 2001
       and December 31, 2000,respectively.........            40           40
  Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,703,158 and 15,599,518
    shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively...........           157          156
  Additional paid-in capital......................       329,033      328,687
  Accumulated other comprehensive loss............        (7,055)           -
  Distributions in excess of earnings.............       (18,040)      (6,970)
                                                    ---------------------------
Total shareholders' equity.......................        304,135      321,913
                                                    ---------------------------
Total liabilities and shareholders' equity.......     $1,491,298   $1,439,093
                                                    ===========================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust

                        Consolidated Statements of Income
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                       Three Months ended
                                                             June 30
                                                            2001         2000
                                                   ----------------------------
Revenue
Rental............................................   $   31,448    $   32,954
Tenant reimbursements.............................       17,394        15,616
Other property revenues...........................        2,181         2,099
Mortgage note interest............................            -         2,127
Services Company revenues.........................        2,822             -
Interest income and other.........................        1,391         2,148
                                                   ----------------------------
Total revenue.....................................       55,236        54,944

Expenses
Property operations...............................       13,604        11,888
Real estate taxes.................................       10,418        10,486
Depreciation and amortization.....................       10,983         9,834
Interest..........................................       13,418        14,145
General and administrative........................        2,240         2,274
Services Company operations.......................        2,732             -
Strategic alternative costs.......................          311             -
                                                   ----------------------------
Total expenses....................................       53,706        48,627
Income before gain (loss) on sales of real estate,
  minority interests and extraordinary items......        1,530         6,317
Gain (loss) on sales of real estate, net..........        1,902        (3,781)
                                                   ----------------------------
Income before minority interests and extraordinary
  items...........................................        3,432         2,536
Minority interests................................         (149)          209
                                                   ----------------------------
Income before extraordinary items.................        3,283         2,745
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount of
  $206 in 2001 and $296 in 2000...................         (301)         (408)
                                                   ----------------------------
Net income........................................        2,982         2,337
Net income allocated to preferred shareholders....       (3,037)       (3,037)
                                                   ----------------------------
Net loss available to common shareholders......... $        (55) $      (700)
                                                   ============================

Basic and diluted earnings available to common
 shares per weighted-average common share:

  (Loss) income before gain (loss) on sales of
    real estate and extraordinary items, net of
    minority interests............................ $      (0.05)  $      0.12
  Gain (loss) on sales of real estate, net of
    minority interests............................         0.07         (0.14)
  Extraordinary losses on extinguishments of debt,
    net of minority
     interests....................................        (0.02)        (0.03)
                                                   ----------------------------
Net loss available per weighted-average common
  share of beneficial interest - basic and diluted $           -   $    (0.05)
                                                   ============================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust

                        Consolidated Statements of Income
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                           Six Months ended
                                                                 June 30
                                                            2001         2000
                                                   ----------------------------
Revenue
Rental............................................  $    64,925   $    66,808
Tenant reimbursements.............................       35,190        32,088
Other property revenues...........................        4,198         4,142
Mortgage note interest............................            -         4,138
Services Company revenues.........................        5,564             -
Interest income and other.........................        2,755         3,122
                                                   ----------------------------
Total revenue.....................................      112,632       110,298
Expenses
Property operations...............................       27,967        24,698
Real estate taxes.................................       20,949        20,875
Depreciation and amortization.....................       20,981        19,066
Interest..........................................       26,735        27,131
General and administrative........................        4,641         4,459
Services Company operations.......................        5,531             -
Provision for asset impairment....................        1,500             -
Strategic alternative costs.......................          801             -
                                                   ----------------------------
Total expenses....................................      109,105        96,229
Income before gain (loss) on sales of real estate,
  minority interests, extra-
  ordinary items, and cumulative effect of change
  in accounting
  principles......................................        3,527        14,069
Gain (loss) on sales of real estate, net..........        2,736        (2,585)
                                                   ----------------------------
Income before minority interests, extraordinary
  items, and cumulative effect of change in
  accounting principles...........................        6,263        11,484
Minority interests................................          (41)       (2,193)
                                                   ----------------------------
Income before extraordinary items and cumulative
  effect of change in accounting principles.......        6,222         9,291
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount of
  $246 in 2001 and $296 in 2000...................         (360)         (408)
                                                   ----------------------------
Income before cumulative effect of change in
  accounting principles...........................        5,862         8,883
Cumulative effect of change in accounting
  principles, net of minority interests of $218 in
  2001 and  $1,140 in 2000........................         (321)       (1,843)
                                                   ----------------------------
Net income........................................        5,541         7,040
Net income allocated to preferred shareholders....       (6,073)       (6,074)
                                                   ----------------------------
Net (loss) income available to common shareholders $       (532) $       966
                                                   ============================
Basic and diluted earnings available to common
 shares per weighted-average common share:
  (Loss) income before gain (loss) on sales of
    real estate, extraordinary items, and
    cumulative effect of change in accounting
    principles, net of minority interests.........   $    (0.09)    $    0.31
  Gain (loss) on sales of real estate, net of
    minority interests............................         0.10         (0.10)
  Extraordinary losses on extinguishments of debt,
    net of minority interests.....................        (0.02)        (0.03)
  Cumulative effect of change in accounting
   principles, net of minority interests..........        (0.02)        (0.12)
                                                   ----------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -
  basic and diluted...............................  $    (0.03)   $     0.06
                                                   ============================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                                 (000's omitted)
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30
                                                          2001        2000
                                                      -------------------------
Operating Activities
Net income..........................................  $    5,541  $    7,040
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of costs for leases assumed
     (included in rental revenue)..................          392         416
   Interest income and development fees added to
     mortgage note receivable principal............            -      (1,553)
   Net equity in (income) loss of unconsolidated
     investments...................................         (746)      1,332
   Depreciation and amortization...................       20,981      19,066
   Unrealized loss on derivatives..................          108           -
   Provision for asset impairment..................        1,500           -
   (Gain) loss on sales of real estate, net........       (2,736)      2,585
   Minority interests..............................           41       2,193
   Extraordinary items, net of minority interests..          360         408
   Cumulative effect of change in accounting
     principles, net of minority interests.........          321       1,843
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables.............       1,189        (291)
     Decrease (increase) in other assets............          72      (2,350)
     Increase (decrease) in accrued interest payable       2,100        (665)
     Increase in accrued real estate taxes..........         812         323
     Decrease in accounts payable and accrued
      expenses......................................      (5,924)     (6,513)
     Decrease in liabilities for leases assumed.....        (573)       (672)
     Decrease in other liabilities..................      (1,174)       (288)
                                                      -------------------------
Net cash provided by operating activities...........      22,264      22,874

Investing Activities
Expenditures for real estate and equipment..........     (71,731)    (58,945)
Proceeds from sales of real estate..................      25,303      44,925
Leasing costs.......................................      (2,329)     (3,249)
Additional advances on mortgage note receivable.....           -      (5,586)
Increase in restricted cash escrows.................     (21,894)    (12,162)
Net loans to Services Company.......................           -      (4,643)
Investments in unconsolidated entities..............         158           -
                                                      -------------------------
Net cash used in investing activities...............     (70,493)    (39,660)
Financing Activities
Financing costs.....................................      (2,821)     (2,654)
Proceeds from mortgage notes payable................     131,500      91,231
Net repayments of credit facilities.................           -      (8,715)
Repayment of mortgage notes payable.................     (97,203)    (15,608)
Repayment of bonds payable..........................           -     (17,300)
Proceeds from construction financing................      52,526       8,042
Repayment of construction financing.................      (8,279)     (7,025)
Common share repurchase.............................        (478)          -
Proceeds from exercise of stock options.............          22           -
Distribution to minority interest - Operating
  Partnership.......................................      (7,254)     (7,396)
Dividends paid to Series B-Preferred shareholders...      (4,500)     (4,500)
Dividends paid to Series A-Preferred shareholders...      (1,500)     (1,500)
Dividends paid to common shareholders...............     (10,523)    (10,265)
                                                      -------------------------
Net cash provided by financing activities...........      51,490      24,310
                                                      -------------------------
Net increase in cash and cash equivalents...........       3,261       7,524
Cash and cash equivalents at beginning of period....      25,268      21,167
                                                      -------------------------
Cash and cash equivalents at end of period..........  $   28,529 $    28,691
                                                      =========================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (“Form 10-K”).

        Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

        During the fourth quarter of 2000, Prime Group Realty Trust (“the Company”) changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The Company adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, the previously reported quarterly information for the three months and six months ended June 30, 2000 has been restated. For the three months ended June 30, 2000, the net effect was a decrease in total revenue of $392, a decrease in net income available to common shares of $230, and a decrease of $0.02 in both basic and diluted earnings per share. The Company recognized $74 and $85 for the three months ended June 30, 2001 and 2000, respectively, of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in 1999. For the six months ended June 30, 2000, the net effect was a decrease in total revenue of $434, a decrease in net income available to common shares of $2,097, and a decrease of $0.14 in both basic and diluted earnings per share. The Company recognized $147 and $340 for the six months ended June 30, 2001 and 2000, respectively, of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in 1999. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Company, it is not expected to impact the timing of the Company’s cash flow from operations.

        Commencing on January 1, 2001, Prime Group Realty Services, Inc. (“the Services Company”) elected to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. On January 1, 2001 Prime Group Realty, L.P. (the “Operating Partnership”), the Company’s Operating Partnership, acquired all of the outstanding common stock of the Services Company, had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership, and the Company now consolidates the operations of the Services Company.

        2. Formation and Organization of the Company

        The Company was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.4% and 59.2% of the common units of the Operating Partnership issued at June 30, 2001 and December 31, 2000, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

        On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, the Company recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a transition adjustment of $3,227 as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3,766 on the balance sheet reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated entities and a deferred hedge liability of $1,854.

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

        On June 30, 2001, the derivative instruments were reported at their fair value as other assets of $107, deferred hedge liability of $4,628, a reduction in investment in unconsolidated entities of $2,448 and accumulated other comprehensive loss of $7,055. The Company has recorded an unrealized loss of $19 and $108 for the three months and six months ended June 30, 2001, respectively (included in other property revenues).

        Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on balance with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $2,716 of the current balance held in accumulated other comprehensive loss.

        4. Income Taxes

        The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REIT’s are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

        6. Recent Developments

        During the period from January 1, 2001 through June 30, 2001, the Company acquired and sold the following office and industrial property and parcels of land. (See Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of the debt terms.):

                                         Net      Acquisition Mortgage
                                       Rentable   Cost/Sales    Debt    Month
                                        Square       Price      (In   Acquired/
        Property       Location       Feet/Acres (In Millions)Millions) Sold
--------------------------------------------------------------------------------

Acquired
Land:
  Aurora (1)           Aurora, IL     31.4 Acres   $  2.6          -      March
Sold
Office:
  2675 N. Mayfair (2)  Wauwatosa, WI  101,767      $  8.8          -      April
                                      ================================

Industrial:
  6700 Touhy (3)       Niles, IL      120,000      $  5.7       $2.9      March
  43-47 Hintz Road (4) Wheeling, IL   310,156        11.7        5.6      May
                                      --------------------------------
                                      430,156       $17.4       $8.5
                                      ================================
Land:
  Jorie Plaza (5)      Oak Brook, IL  1.8 Acres    $  1.6          -      March
                                      ================================

(1) The Company has contracts that require it to purchase 63.4 additional acres by June 2003. Certain minimum installment payments are required; however, the timing of purchases is at the Company’s discretion.

(2) The Company’s sale of this property resulted in a gain of $0.3 million.

(3) The Company’s sale of this property resulted in a gain of $0.5 million.

(4) The Company’s sale of this property resulted in a gain of $1.6 million.

(5) The Company’s sale of this parcel of land adjacent to one of its office properties resulted in a gain of $0.4 million.

        On February 21, 2001, the Company finalized a lease with a tenant for the space in Dearborn Center, a consolidated development joint venture. The Company has agreed to reimburse the tenant for the financial obligations of the tenant’s existing lease at a different building located in downtown Chicago, Illinois. This lease requires future minimum lease payments of approximately $53,035 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space. The consolidated financial statements do not reflect any amounts relating to this uncertainty.

        The Company determined that certain events and circumstances had occurred during 2001 which indicated one of the Company’s office properties was permanently impaired. Accordingly, the results of operations for 2001 include a provision for asset impairment of $1,500 representing the write-down of the carrying value of this property to its estimated fair value in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

        The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and six months ended June 30, 2001 and 2000:

                                       Three Months Ended     Six Months Ended
                                     -------------------------------------------
                                            June 30                June 30
                                     -------------------------------------------
                                        2001       2000       2001        2000
                                     -------------------------------------------
Numerator:
  Income before gain (loss) on sales
    of real estate, minority
    interests, extraordinary items,
    cumulative effect of change in
    accounting principles and
    preferred distributions......... $  1,530  $   6,317  $   3,527 $   14,069
  Minority interests................      623     (1,373)     1,068     (3,248)
  Net income allocated to preferred    (3,037)    (3,037)    (6,073)    (6,074)
  distributions..................... -------------------------------------------
  (Loss) income before gain (loss)
    on sales of real estate,
    extraordinary items and
    cumulative of effect change in
    accounting principles...........     (884)     1,907     (1,478)     4,747
  Gain (loss) on sales of real
    estate, net of minority
    interests.......................    1,130     (2,199)     1,627     (1,530)
  Extraordinary loss on
    extinguishment of debt,
    net of minority interests.......     (301)      (408)      (360)      (408)
  Cumulative effect of change in
    accounting principles, net of
    minority interests..............        -          -       (321)    (1,843)
                                     -------------------------------------------
 Numerator for earnings per share -
  (loss) income available to common
  shares............................ $    (55)  $   (700) $    (532) $     966
                                     ===========================================

Denominator:
  Denominator for basic earnings per
    share - weighted-average common  15,635,278 15,286,478 15,619,714 15,250,995 shares..........................
  Effect of dilutive securities:
    Employee stock options..........          -    143,889          -     86,802
    Nonvested employee stock grants.          -          -          -     19,981
                                     -------------------------------------------
 Denominator for diluted earnings
  per share - adjusted weighted-
  average common shares and assumed
  conversions....................... 15,635,278 15,430,367 15,619,714 15,357,778
                                     ===========================================

Basic and diluted earnings available
to common shares per weighted-
average common share
(Loss) income before gain (loss) on
  sales of real estate,
  extraordinary items and cumulative
  effect of change in accounting
  principles.......................  $    (0.05)  $   0.12  $   (0.09) $   0.31
Gain (loss) on sales of real
  estate, net of minority interests.       0.07      (0.14)      0.10     (0.10)
Extraordinary loss on extinguishment
  of debt,net of minority interest..      (0.02)     (0.03)     (0.02)    (0.03)
Cumulative effect of change in
  accounting principles, net
  of minority interests.............         -          -       (0.02)    (0.12)
                                     -------------------------------------------
 Net (loss) income available per
  weighted-average common share of
  beneficial interest - basic and
  diluted...........................  $       - $   $(0.05)   $ (0.03)     0.06
                                     ===========================================

        Options to purchase 2,550,642 and 1,216,166 of the Company’s common shares were excluded in the computation of diluted earnings available to common shares for the three months ended June 30, 2001 and 2000, respectively, because the effect would be antidilutive. Options to purchase 2,562,698 and 1,218,666 of the Company’s common shares were excluded in the computation of diluted earnings available to common shares for the six months ended June 30, 2001 and 2000, respectively, because the effect would be antidilutive.

        The Company had nonvested stock grants for 61,699 and 56,261 shares outstanding during the three months and six months ended June 30, 2001, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

        The Company had 10,719,335 and 11,086,705 weighted-average common units outstanding during the three months ended June 30, 2001, respectively, and 2000, respectively, of which 10,609,612 and 9,503,155, respectively, may be converted (on a one for one basis) into common shares at the option of the Company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would not be dilutive.

        The Company had 2,000,000 Series A preferred Shares outstanding during the six months ended June 30, 2001 and 2000 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

        On April 25, 2001, the Company’s Operating Partnership acquired 33,085 of the Company’s common shares of beneficial interest, $0.01 par value per share, from a former employee of the Company for a price of $478. The acquired shares have been pledged to the lenders under the Dearborn Center mezzanine loan as collateral for certain obligations under the loan agreement. In connection with the acquisition, the former employee agreed to cancel all of his options granted pursuant to the Company’s 1997 Share Incentive Plan and an award agreement dated December 17, 1998 between the Company and the former employee in exchange for a payment equal to the net value of the options.

8. Segment Reporting

        The following summarizes the Company’s historical segment operating results for the three and six months ended June 30, 2001 and 2000 (amounts in thousands):

                                    Three months ended June 30, 2001
                              ----------------------------------------------
                                                    Corporate/
                                                    Operating
                                Office   IndustrialPartnership    Total
                              ----------------------------------------------

Total revenue................ $  48,234  $   2,978 $   4,024    $  55,236

Total expenses...............   (30,618)    (3,701)  (19,387)     (53,706)
Gain on sales of real
  estate, net................       306      1,596         -        1,902
                               -------------------------------------------
Income before minority
  interests, extra-
  ordinary items and
  cumulative effect
  of change in accounting
  principle..................    17,922        873   (15,363)       3,432
FFO adjustments (1):
  Real estate depreciation
   and amortization..........     7,816      1,837        80        9,733
  Straight-line rental
   revenue...................    (1,506)     1,476         -          (30)
  Straight-line rental
   revenue from joint
   venture...................      (153)         -         -         (153)
  Amortization of costs
   for leases assumed........       196          -         -          196
  Joint venture adjustments..       836          -         -          836
Adjustment for sale of
  operating properties.......      (311)    (1,596)        -       (1,907)
Net income allocated to
  preferred shareholders.....         -          -    (3,037)      (3,037)
                              ----------------------------------------------
Funds from operations
  excluding straight-line
  rental revenue                 24,800      2,590   (18,320)       9,070
  Straight-line rental revenue    1,506     (1,476)        -           30
  Straight-line rental
    revenue from joint venture      153          -         -          153
                              ----------------------------------------------

Funds from operations
  including straight-line
  rental revenue............. $  26,459   $  1,114  $(18,320)   $  9,253
                              ==============================================

                                    Three months ended June 30, 2000
                              ----------------------------------------------
                                                   Corporate/
                                                   Operating
                                 Office  IndustrialPartnership     Total
                              ----------------------------------------------

Total revenue                 $   47,362   $ 5,767  $  1,815  $    54,944
Total expenses                   (27,525)   (3,968)  (17,134)     (48,627)
Gain (loss) on sales of
  real estate, net                (4,448)      719       (52)      (3,781)
                              ----------------------------------------------
Income before minority
  interests, extra-
  ordinary items and
  cumulative effect
  of change in accounting
  principle................       15,389     2,518   (15,371)       2,536
FFO adjustments (1):
  Real estate depreciation
   and amortization........        6,661     1,773        61        8,495
  Straight-line rental
   revenue.................       (2,160)     (172)        -       (2,332)
  Straight-line rental
   revenue from
   joint venture...........         (158)        -         -         (158)
  Amortization of costs
   for leases assumed......          255         -         -          255
  Joint venture adjustments          862         -         -          862
  Adjustment for sale of
   operating properties....        4,448      (110)        -        4,338
  Net income allocated to
   preferred shareholders..            -         -    (3,037)      (3,037)
                              ----------------------------------------------
Funds from operations
  excluding straight-line
  rental revenue...........       25,297     4,009   (18,347)      10,959

  Straight-line rental
   revenue.................        2,160       172         -        2,332
  Straight-line rental
   revenue from
   joint venture...........          158         -         -          158
                              ----------------------------------------------
Funds from operations
   including
  straight-line rental
  revenue..................   $   27,615 $   4,181 $ (18,347)  $   13,449
                              ==============================================

                                      Six months ended June 30, 2001
                                --------------------------------------------
                                                      Corporate/
                                                      Operating
                                  Office  Industrial Partnership   Total
                                --------------------------------------------

Total revenue................... $ 97,086 $   7,695  $   7,851   $ 112,632
Total expenses..................  (62,747)   (7,407)   (38,951)   (109,105)
Gain on sale of real
  estate, net ..................      717     2,019          -       2,736
                                --------------------------------------------
Income before minority
  interests, extra-ordinary
  items and cumulative
  effect of change in
  accounting principle...........  35,056   2,307    (31,100)       6,263
FFO adjustments (1) (unaudited):
  Real estate depreciation and
    amortization.................  15,395    3,139        156       18,690
  Straight-line rental revenue...  (3,873)   1,323          -      (2,550)
  Straight-line rental revenue
   from joint venture............    (314)       -          -        (314)
  Amortization of costs for
   leases assumed................     392        -          -          392
  Joint venture adjustments......   1,671        -          -        1,671
  Adjustment for provision for
   asset impairment..............   1,500        -          -        1,500
  Adjustments for sale of
   operating property............    (311)  (2,019)         -       (2,330)
  Net income allocated to
   preferred shareholders........       -        -     (6,073)     (6,073)
                                 --------------------------------------------
Funds from operations excluding
  straight-line rental revenue      49,516    4,750    (37,017)      17,249
  Straight-line rental revenue       3,873   (1,323)         -        2,550
  Straight-line rental revenue
    from joint venture...........      314        -          -          314
                                 --------------------------------------------
Funds from operations, including
  straight-line rental revenue... $ 53,703    3,427   $(37,017)  $   20,113
                                 ============================================

                                      Six months ended June 30, 2000
                                --------------------------------------------
                                                      Corporate/
                                                      Operating
                                  Office  Industrial Partnership   Total
                                --------------------------------------------

Total revenue................... $   96,285 $ 11,382   $  2,631 $   110,298
Total expenses..................    (55,979)  (7,555)   (32,695)    (96,229)
Gain (loss) on sale of real          (4,578)     719      1,274      (2,585)
  estate, net................... --------------------------------------------
Income before minority
  interests, extra-ordinary
  items and cumulative effect
  of change in accounting
  principle.....................     35,728    4,546    (28,790)      11,484
FFO adjustments (1) (unaudited):
  Real estate depreciation and
   amortization.................    13,390    3,195        116       16,701
  Straight-line rental revenue      (4,139)    (447)         -      (4,586)
  Straight-line rental revenue
   from joint venture...........      (316)       -          -        (316)
  Amortization of costs for
   leases assumed...............       417        -          -          417
  Joint venture adjustments.....     1,725        -          -        1,725
  Adjustments for sale of
   operating property...........     4,578     (110)         -        4,468
  Net income allocated to
   preferred shareholders.......         -        -     (6,074)      (6,074)
                                --------------------------------------------
Funds from operations excluding
   straight-line rental revenue.    51,383    7,184    (34,748)      23,819
  Straight-line rental revenue..     4,139      447          -        4,586
  Straight-line rental revenue
    from joint venture..........       316        -          -          316
                                --------------------------------------------
Funds from operations, including
  straight-line rental revenue..$   55,838$    7,631 $ (34,748)  $   28,721
                                ============================================

        The following summarizes the Company’s segment assets and activity as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000:

                                                    June 30,  December 31,
                                                      2001        2000
                                                  --------------------------

Segment assets:
  Office........................................   $1,248,215   $1,197,207
  Industrial....................................      121,754      135,646
  Corporate/operating partnership...............      121,329      106,240
                                                  --------------------------
Total consolidated assets.......................   $1,491,298   $1,439,093
                                                  ==========================

                                                         Six months
                                                       ended June 30,
                                                      2001        2000
                                                  --------------------------
Expenditures for real estate:
  Office........................................  $   65,832   $    27,540
  Industrial....................................       5,211        22,899
  Corporate/operating partnership ..............         688         8,506
                                                  --------------------------
Total expenditures for real estate..............  $   71,731   $    58,945
                                                  ==========================

9. Pro Forma Condensed Consolidated Statements of Income

        The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 2000, the Operating Partnership consolidated the Services Company and the office property located at 180 N. LaSalle Street and acquired various office and industrial properties (five operating properties acquired in 2000) with cash and debt proceeds, sold three operating properties and one land parcel in 2001 and sixteen operating properties and one parking facility and four land parcels in 2000. The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company’s Form 10-K. In management’s opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

        The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                              Six months ended
                                                  June 30,
                                              2001        2000
                                          -------------------------

Total revenue (in thousands).............. $ 112,084  $  105,303
                                          =========================

Net loss available to common shareholders
  (in thousands).......................... $  (1,930) $   (1,541)
                                          =========================

Earnings per diluted common share          $   (0.12)  $   (0.10)
                                          =========================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 24 office properties containing an aggregate of approximately 7.8 million net rentable square feet and 29 industrial properties containing an aggregate of approximately 3.8 million net rentable square feet. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet in the Chicago metropolitan area and a 23.1% common interest in a venture which owns an office property located in Phoenix, Arizona. We also own approximately 235.7 acres of developable land and rights to acquire approximately 135.0 additional acres of developable land which management believes could be developed with approximately 2.7 million rentable square feet of additional office space and 6.1 million square feet of additional industrial space. We also own equity interests in two development joint ventures which plan on developing 1.0 million square feet of office space in downtown Chicago and 0.2 million square feet of office space in suburban Chicago.

        In terms of net rentable square feet, approximately 89.0% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 91.7% of our total rental and tenant reimbursement revenue for the six months ended June 30, 2001. Our remaining office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

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

Results of Operations: Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

        In analyzing the operating results for the quarter ended June 30, 2001, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2000 are due principally to the addition of a full three months of operating results in 2001 for three properties acquired and two properties placed in service during the second quarter of 2000, one property placed in service after the second quarter of 2000 and the consolidation of the office property known as 180 N. LaSalle commencing August 1, 2000 (collectively, the “Additional Properties”). These increases are offset by decreases principally due to the sale of nine properties and a parking facility during the second quarter of 2000, the sale of six properties after the second quarter of 2000, the sale of one property in the first quarter of 2001 and less than three months worth of operating results for two properties sold in the second quarter of 2001 (collectively, the “Sold Properties”).

        For the three months ended June 30, 2001, rental revenue decreased $1.5 million, or 4.6%, to $31.4 million, tenant reimbursement income increased $1.8 million, or 11.4%, to $17.4 million, other property revenue increased $0.1 million or 3.9%, to $2.2 million, property operating expenses increased $1.7 million or 14.4% to $13.6 million, real estate tax expense decreased $0.1 million or 0.6% to $10.4 million, and depreciation and amortization increased $1.2 million or 11.7% to $11.0 million as compared to the three months ended June 30, 2000. The Additional Properties resulted in increased rental income of $3.7 million, tenant reimbursement income of $1.5 million, other property revenue of $0.1 million, property operating expenses of $1.6 million, real estate tax expense of $1.2 million, and depreciation and amortization of $1.3 million. The Sold Properties resulted in decreased rental income of $5.0 million, tenant reimbursement income of $1.3 million, other property revenues of $0.2 million, property operating expenses of $1.9 million, real estate tax expense of $1.3 million, and depreciation and amortization of $1.1 million. Properties held for three months in both 2001 and 2000 resulted in increased rental income of $1.4 million, offset by a reduction in rental income of $1.6 million due to the bankruptcy of a tenant, and increased tenant reimbursement income of $1.6 million, other property revenues of $0.2 million, property operating expenses of $2.0 million, and depreciation and amortization of $1.0 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

        Mortgage note interest income decreased $2.1 million due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property’s operations being consolidated as of that date.

        Interest income and other revenue decreased $0.7 million or 35.2% to $1.4 million during the three months ended June 30, 2001 primarily due to a decrease in lease commission income offset by increases in interest income earned on restricted cash escrow balances.

        For the three months ended June 30, 2001, Service Company revenues were $2.8 million. This represents revenues of the Services Company, a taxable REIT subsidiary, which was previously treated as an investment accounted for on the equity method of accounting and which is being consolidated effective January 1, 2001 due to the acquisition of its common stock by the Company as of that date.

        Interest expense decreased $0.7 million, or 5.1%, to $13.4 million during the three months ended June 30, 2001. The decrease was principally due to decreases in the index rate for certain variable rate debt.

        General and administrative expense decreased $0.1 million, or 1.5%, to $2.2 million during the three months ended June 30, 2001, primarily due to decreased professional fees in 2001.

        For the three months ended June 30, 2001, Service Company operating expenses were $2.7 million. This represents expenses from the Services Company, a taxable REIT subsidiary, consolidated as of January 1, 2001.

        For the three months ended June 30, 2001, we incurred $0.3 million in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

        For the three months ended June 30, 2001, the net gain of sales of real estate was $1.9 million, as described in “Recent Developments.” For the three months ended June 30, 2000, the loss on sales of certain real estate was $3.8 million.

        Income allocated to minority interests increased $0.3 million, or 171.3% to $0.1 million for the three months ended June 30, 2001 due to an increase in income before minority interests and extraordinary items of $0.9 million, or 35.3%, to $3.4 million. The increase in income before minority interests and extraordinary items is due to the net gain on sales of real estate and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

        The extraordinary loss on extinguishments of debt, net of minority interests, was $0.3 million for the three months ended June 30, 2001, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the debt refinancing or sales of certain properties.

        Net income increased $0.7 million, or 27.6% to $3.0 million for the three months ended June 30, 2001 due to the changes in revenue, expenses, net gain on the sale of real estate, minority interests and extraordinary loss on the extinguishment of debt described above associated with dispositions and new leasing and releasing of tenant space.

Results of Operations: Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

        In analyzing the operating results for the quarter ended June 30, 2001, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2000 are due principally to the addition of a full six months of operating results in 2001 for five properties acquired and three properties placed in service during 2000 and the consolidation of the office property known as 180 N. LaSalle commencing August 1, 2000 (collectively the “Additional Properties”). These increases are offset by decreases principally due to the sale of sixteen properties and a parking facility in 2000, and less than six months worth of operating results for three properties sold in the first six months of 2001 (collectively, the “Sold Properties”).

        For the six months ended June 30, 2001, rental revenue decreased $1.9 million, or 2.8%, to $64.9 million, tenant reimbursement income increased $3.1 million, or 9.7%, to $35.2 million, other property revenue increased $0.1 million or 1.4%, to $4.2 million, property operating expenses increased $3.3 million or 13.2% to $28.0 million, real estate tax expense increased $0.1 million or 0.4% to $21.0 million, and depreciation and amortization increased $1.9 million or 10.0% to $21.0 million as compared to the six months ended June 30, 2000. The Additional Properties resulted in increased rental income of $7.6 million, tenant reimbursement income of $3.1 million, other property revenue of $0.1 million, property operating expenses of $3.1 million, real estate tax expense of $2.5 million, and depreciation and amortization of $2.3 million. The Sold Properties resulted in decreased rental income of $9.9 million, tenant reimbursement income of $2.8 million, other property revenues of $0.3 million, property operating expenses of $3.9 million, real estate tax expense of $2.4 million, and depreciation and amortization of $2.3 million. Properties held for six months in both 2001 and 2000 resulted in increased rental income of $2.0 million, offset by a reduction in rental income of $1.6 million due to the bankruptcy of a tenant, and increased tenant reimbursement income of $2.8 million, other property revenues of $0.3 million, property operating expenses of $4.1 million, and depreciation and amortization of $1.9 million, primarily as a result of increased occupancy at these properties and new leasing and releasing of tenant space.

        Mortgage note interest income decreased $4.1 million due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property’s operations being consolidated as of that date.

        Interest income and other revenue decreased $0.4 million or 11.8% to $2.7 million during the six months ended June 30, 2001 primarily due to a decrease in lease commission income offset by increases in interest income earned on restricted cash escrow balances.

        For the six months ended June 30, 2001, Service Company revenues were $5.6 million. This represents revenues of the Services Company, a taxable REIT subsidiary, which was previously treated as an investment accounted for on the equity method of accounting and which is being consolidated effective January 1, 2001 due to the acquisition of its common stock by the Company as of that date.

        Interest expense decreased $0.4 million, or 1.5%, to $26.7 million during the six months ended June 30, 2001. The decrease was due to decreases in the index rate for certain variable rate debt.

        General and administrative expense increased $0.2 million, or 4.1%, to $4.6 million during the six months ended June 30, 2001, primarily due to increased professional fees in 2001.

        For the six months ended June 30, 2001, we recorded a $1.5 million provision for asset impairment representing the write-down of a property to its current estimated fair value.

        For the six months ended June 30, 2001, we incurred $0.8 million in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

        For the six months ended June 30, 2001, Service Company operating expenses were $5.5 million. This represents expenses from the Services Company, a taxable REIT subsidiary, consolidated as of January 1, 2001.

        For the six months ended June 30, 2001, the net gain of sales of real estate was $2.7 million, as described in “Recent Developments.” For the six months ended June 30, 2000, the loss on sales of certain real estate was $2.6 million.

        Income allocated to minority interests decreased $2.1 million, or 98.1% to $0.1 million for the six months ended June 30, 2001 due to a decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles of $5.2 million, or 45.5%, to $6.3 million. The decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles is primarily due to strategic alternative costs of $0.8 million, a $1.5 million provision for asset impairment, the net gain on sales of real estate, and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

        The extraordinary loss on extinguishments of debt, net of minority interests, was $0.4 million for the six months ended June 30, 2001, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon the debt refinancing or sales of certain properties.

        The cumulative effect of the change in accounting principles, net of minority interests, was $0.3 million and $1.8 million for the six months ended June 30, 2001 and June 30, 2000, respectively. This represents the adoption of SFAS 133 and SAB 101, effective January 1, 2001 and January 1, 2000, respectively. See Note 1 and Note 3 to our consolidated financial statements for additional information.

        Net income decreased $1.5 million, or 21.3% to $5.5 million for the six months ended June 30, 2001 due to the changes in revenue, expenses, net gain on the sale of real estate, minority interests, extraordinary loss on the extinguishment of debt, and the cumulative effect of a change in accounting principles described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Historical Cash Flows

        We had net cash provided by operating activities of $22.3 million and $22.9 million for the six months ended June 30, 2001 and 2000, respectively. The $0.6 million decrease in net cash provided by operating activities was primarily due to a $1.5 million decrease in net income, a $2.1 million decrease in the net equity in loss of unconsolidated entities, a $5.3 million decrease in net loss on sales of real estate, a $2.2 million decrease in income allocated to minority interests, a $1.5 million decrease in cumulative effect of a change in accounting principles, and a $0.9 million decrease in other liabilities, offset by a $1.5 million decrease in interest income and development costs added to the mortgage note receivable principal, a $1.9 million increase in depreciation and amortization, a $0.1 million increase in unrealized loss on derivatives, a $1.5 million increase in provision for asset impairment, a $1.5 million decrease in receivables, a $2.4 million decrease in other assets, a $2.8 million increase in accrued interest payable, a $0.5 million increase in accrued real estate taxes, a $0.6 million increase in accounts payable and accrued expenses, and a $0.1 million increase in liabilities for leases assumed.

        We had net cash used in investing activities of $70.5 million and $39.7 million for the six months ended June 30, 2001 and 2000, respectively. The $30.8 million increase in net cash used in investing activities was primarily due to a $12.8 million increase in expenditures for real estate and equipment, principally related to property development, a $19.6 million decrease in proceeds from the sales of real estate and a $9.7 million increase in restricted cash escrows, offset by a $5.6 million decrease in additional advances on the mortgage note receivable, a $0.9 million decrease in leasing costs, a $4.6 million decrease in net loans to the Services Company, and a $0.2 million decrease in investments in unconsolidated entities.

        We had net cash provided by financing activities of $51.5 million and $24.3 million for the six months ended June 30, 2001 and 2000, respectively. The $27.2 million increase in net cash provided by financing activities was primarily due to a $32.2 million increase in proceeds from mortgage notes payable, a $52.5 million increase in proceeds from construction financing, an $8.7 million decrease in net repayment of credit facilities, and a $0.2 million decrease in distributions paid to minority interest unitholders, offset by a $0.1 million increase in financing costs, a $57.3 million increase in the repayment of mortgage notes payable, an $8.2 million increase in the repayment of construction financing, a $0.5 million increase in common share repurchases, and a $0.3 million increase in dividends paid to common shareholders.

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

        Under the terms of the construction financing documents related to the Dearborn Center development, we are required to maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter. In addition, the maximum amount of distributions that can be paid to our common shareholders/unitholders is 90% of funds from operations (as defined) for the most recent four full fiscal quarters under the terms of this financing.

        Property Sales. During the period from January 1, 2001 through August 10, 2001 we sold three office and industrial properties, and used a portion of the net proceeds to retire debt and to post additional collateral for the letter-of-credit that enhances certain tax-exempt bonds. Also, we deposited a portion of the net proceeds into a tax-deferred exchange trust, and intend to use these proceeds to acquire additional properties in order to defer the recognized gain on the sale. Cash and cash equivalents at June 30, 2001 includes $7.7 million of funds held in tax-deferred exchange trusts. We may use the remaining proceeds and the sale of other properties to fund future acquisitions, current operations, property capital needs and development activity.

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

        On April 30, 2001, the Company amended the $20.0 million mezzanine loan on the property known as National City Center in Cleveland, Ohio by pledging additional collateral. The collateral pledged increased from a 49% interest in the property to a 100% interest in the property. In addition, the interest rate increased from LIBOR plus 6% to LIBOR plus 7%.

We obtained the following new indebtedness during the six months ended June 30, 2001:
                                       Loan
                                    Commitment
                                      Amount
    Collateral (1)                 (In Millions)Interest Rate Maturity Date
------------------------------------------------------------------------------

180 N. LaSalle Street (2) (4)        $  60.0     LIBOR + 3.75%      1/04
Dearborn Center JV Interest (5)         65.0        23.00%          1/04
Monroe Wacker JV interest (2)           16.5        12.00%          1/02
2305 Enterprise Drive (3) (6)            6.0         7.63%          3/11
Pine Meadows Single-Story (2) (7)       10.5     LIBOR + 3.0%       4/02
Pine Meadows Center-Bldg. D. (3) (8)    11.5         7.63%          4/11
National City Center (3)(9)             67.0     LIBOR + 3.05%      4/06
Aurora Vacant Land, Aurora,             12.0        16.00%          9/01
  Illinois (2)(10)
Enterprise Drive I (3)(11)               8.1     LIBOR + 2.4%       5/02

(1)  All of the loans are  subject  to  various  financial  and other  operating covenants and are  collateralized  by mortgages on the  properties,  unless otherwise indicated.

(2)  Interest is payable monthly, with principal due at maturity.

(3)  Principal and interest are payable  monthly,  with the remaining  principal due at maturity.

(4)  This loan  initially  closed and was funded on July 12, 2000.  On March 15,
     2001,  the Company  borrowed an  additional  $8.0  million,  secured by the
     Company's two mortgage notes  receivable  which are  collateralized  by the property known as 180 North LaSalle Street, located in Chicago, Illinois of which $2.26 million was deposited  into an escrow account for future tenant improvements.  The total  loan  commitment  of $60.0  million  is now fully funded.

(5)  The loan  commitment  totaled $65.0 million of a mezzanine  facility  (with initial draws of $23.8 million funded in the first  quarter,  2001) secured by 100% of the interests in Dearborn Center.  The loan bears interest at an initial  pay  rate  of 12% (up to 50% of  which,  but no  more  than  $10.0 million,  may be funded from the  mezzanine  facility)  with an  additional accrual  rate  ranging from 9.5% to 13%,  dependent  upon  certain  leasing thresholds,  and matures in January  2004.  Coincident  with the  mezzanine facility,  the Company secured a construction  loan with a total commitment of $220.0  million  to  $230.0  million,  dependent  upon  certain  leasing thresholds  (with a maximum  loan  amount of  $225.0  million  if the $65.0 million  mezzanine  facility is fully  funded),  and is secured by security interests in substantially all of Dearborn Center's assets.  The loan bears interest ranging from LIBOR plus 2.25% up to 2.65%,  dependent upon certain leasing thresholds, and matures in January 2004. The Company has guaranteed
     $60.0  million  of the  construction  loan  amount.  Both  loans  contain a liquidity covenant requiring the Company to maintain a minimum unrestricted cash balance of $20.0 million at the end of every fiscal quarter  beginning with the quarter ended  December 31, 2000. In addition,  the maximum amount of distributions that can be paid to our common shareholders/unitholders is
     90% of funds from operations (as defined) for the most recent four (4) full fiscal quarters.

(6)  On February 27, 2001,  the Company  refinanced  the $5.45 million  mortgage note payable  collateralized  by the property known as Enterprise Center II located  in  Westchester,  Illinois  with the  proceeds  of a $6.0  million mortgage note payable. The new note bears interest at a fixed rate of 7.63%
     and matures in March 2011.

(7)  On February 27, 2001,  the Company  refinanced  the $8.03 million  mortgage note payable  collateralized by the properties known as Pine Meadows Center
     Buildings A, B and C located in Libertyville, Illinois with the proceeds of a $10.5 million  mortgage note  payable.  The new note bears  interest at a rate of LIBOR  plus  3.0%  and  matures  in April  2002.  The  Company  has guaranteed this loan.

(8)  On March 8, 2001, the Company  refinanced  the $11.1 million  mortgage note payable  collateralized  by the  property  known  as  Pine  Meadows  Center
     Building D located in  Libertyville,  Illinois with the proceeds of a $11.5 million mortgage note payable.  This note bears interest at a fixed rate of
     7.63% and matures in April 2011.

(9)  On April 30, 2001, the Company  refinanced the $58.17 million mortgage note payable  collateralized  by the property  known as National  City Center in
     Cleveland, Ohio with the proceeds of a $67.0 million mortgage note payable.
     The new note bears interest at a rate of LIBOR plus 3.05%.  In addition,  a
     $1.0 million fee is due at maturity.  The Company has guaranteed $13,400 of the principal amount of this loan.

(10) On June 29, 2001,  the Company  extended for three months the $12.0 million mortgage  note  payable  collateralized  by the  vacant  land  owned by the
     Company and located in Aurora,  Illinois for a fee of  $120,000.  This note bears interest at a fixed rate of 16.0% and matures in September  2001. The
     Company has guaranteed this loan.

(11) On May 17,  2001,  the  Company  amended  the  loan  collateralized  by the property known as Enterprise Drive I located in Westchester,  Illinois. The maturity date was extended one year to May 17, 2002 while the interest rate increased  from LIBOR plus 2.3% to LIBOR plus 2.4%.  The monthly  principal payments also increased slightly.

Future Offerings. On January 8, 1999, we filed our initial shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for future sale.

        Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2000, our tenant improvements and leasing commissions averaged $21.01 per square foot of newly leased office space, $6.23 per square foot of renewal leased office space, and $7.29 per square foot of newly leased industrial space. Our estimated annual cost of recurring tenant improvements and leasing commissions is approximately $7.7 million based upon average annual square feet for leases anticipated during the year ending December 31, 2001. Our cost of general capital improvements to our properties averages approximately $6.8 million annually based upon an estimate of $0.54 per square foot.

        Liquidity Requirements. We expect to meet our short-term liquidity requirements through net cash provided by operations, additional debt financings and/or joint ventures, refinancings of maturing debt and property sales. We expect to meet our long-term liquidity requirements for the funding of property development, property acquisitions, the redemption of Series A Preferred Shares, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness, joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as we have experienced in prior periods. The terms of our preferred shares impose restrictions on our ability to incur indebtedness and issue additional preferred shares. In addition, the holders of the Series A Preferred Shares have the right to cause the redemption of their shares at a price of $20.00 per share upon 120 days’ prior written notice, which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004.

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

     The following table represents the unaudited  calculation of our Funds from
Operations for the three months and six months ended June 30, 2001 and 2000:

                                      Three Months Ended    Six Months Ended
                                           June 30              June 30
                                         -----------------------------------
(in thousands)                             2001    2000     2001     2000
                                         -----------------------------------

Net (loss) income allocated to common
  shareholders........................ $  ($55)  $ (700)   $(532)  $  966
Adjustments to reconcile to Funds
from Operations:
  Real estate depreciation and
   amortization.......................   9,733   8,495   18,690   16,701
  Straight-line rental revenue........     (30) (2,332)  (2,550)  (4,586)
  Straight-line rental revenue from
   joint venture......................    (153)   (158)    (314)    (316)
  Amortization of costs for leases
   assumed............................     196     255      392      417
  Joint venture adjustments...........     836     862    1,671    1,725
  Adjustment for provision for asset
   impairment.........................       -       -    1,500        -
  Adjustment for sale of operating
   property...........................  (1,907)  4,338   (2,330)   4,468
  Extraordinary loss on
   extinguishment of debt.............     301     408      360      408
  Minority interests..................     149   (209)       41    2,193
  Cumulative effect of change in
   accounting principle (1)...........       -       -      321    1,843
                                      -----------------------------------
Funds from operations excluding
  straight-line rental revenue........   9,070  10,959   17,249   23,819
Straight-line rental revenue..........      30   2,332    2,550    4,586
Straight-line rental revenue from
  joint venture.......................     153     158      314      316
                                      -----------------------------------
Funds from Operations (2).............$  9,253 $13,449$  20,113 $ 28,721
                                      ===================================

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
     No. 3, "Reporting Accounting Changes in Interim Financial Statements",  the
     previously  reported  quarterly  information  for the three  months and six months  ended June 30, 2000 has been  restated.  For the three months ended
     June 30,  2000,  the net effect was a decrease in total  revenue of $392, a decrease in net income  available to common shares of $230,  and a decrease in funds from operations of $392. Included in the above revenue adjustments for the  three  months  ended  June  30,  2001  and  2000  is $74 and  $85, respectively,  of revenue  previously  recorded in 1999. For the six months ended June 30,  2000,  the net effect  was a decrease  in total  revenue of
     $434, a decrease in net income available to common shares of $2,097,  and a decrease in funds from  operations  of $434.  Included in the above revenue adjustments  for the six months  ended  June 30,  2001 and 2000 is $147 and
     $340, respectively, of revenue previously recorded in 1999.

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

        As of June 30, 2001, approximately $465.4 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $158.4 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.00%, $92.5 million subject to various interest rate cap agreements and $67.0 million subject to an interest rate collar agreement, which effectively results in a cap at 6.50% (plus spread of 1.50%) and a floor at 3.73% (plus spread of 1.50%). Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2001. For the interest rate protection agreement, the table presents the notional amount entered into and the lock rate.

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
                          ----------------------------------------------------------
                                            (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount.......   $14.6  $50.1  $  4.5  $ 4.8  $ 71.7   $209.4  $355.1
Weighted-average interest
rate (3)................    14.66% 11.47%   7.38%  7.38%   7.24%    7.57%

Variable rate amount (1)    $3.7 $179.6   $33.6  $61.2   $68.3     61.8  $408.2                                                              68.3
Weighted-average interest
  rate (3)...............    7.89%  7.85%   9.98%  8.04%   5.42%   7.14%

Bonds payable:
Variable rate amount....   $57.2      -      -       -       -      -   $ 57.2
Weighted-average interest
  rate (3)...............    2.94%    -      -       -       -      -

Construction Financing:
Fixed rate amount.......     -     $4.9      -    $52.4      -      -    $57.3
Weighted-average interest
  rate (3)..............     -      6.81%    -     23.00%    -      -

Interest rate swap
  agreement (1)(3):
Notional amount.........  $ 3.2  $155.2      -       -        -      -  $158.4
Pay rate................    4.01%   4.01%    -       -        -      -
Fixed swap rate.........    6.30%   6.30%    -       -        -      -

Interest rate cap
  agreements(1)(3):
Notional amount.........     -   $ 67.0   $32.5   $60.0       -      -  $ 159.5
Pay rate................     -      3.89%   4.04%   4.31%     -      -
Cap rate................     -      6.50%   8.08%   7.25%     -      -

Interest rate collar
agreements(1)(2)(3)
Notional amount.........     -   $ 65.0      -       -        -      -  $  65.0
Pay rate................     -      3.89%    -       -        -      -
Cap rate................     -      7.50%    -       -        -      -
Floor rate..............     -      3.73%    -       -        -      -

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
(3)  Based  upon the  rates in  effect at June 30,  2001,  the  weighted-average
     interest  rates,   including  the  interest  rate  swap,   collar  and  cap
     agreements,  on our mortgage  notes  payable and bonds  payable at June 30,
     2001 were 7.91% and 2.94%, respectively. Additionally, the bonds payable of
     $48.2 million and $9.0 million are  collateralized  by letters of credit of
     $48.8  million and $9.3  million,  respectively,  incurring  annual fees of
     3.00% and quarterly extension fees, respectively.  If interest rates on our variable rate debt increased by one percentage  point,  our annual interest incurred (including the effects of the interest rate protection agreements)
     would increase by $3.1 million.

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

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 30, 2001. At the meeting, shareholders voted on (i) the re-election of two trustees; and
ratification of the appointment of Ernst & Young LLP as the Company independent auditiors for 2001. Voting on each such matter was as follows:
            ------------------------------------------------------------------

            (1)Re-election of         Votes    Votes     Withheld/   Broker
               Trustees:               For    Against   Abstentions  Non-Votes
            ------------------------------------------------------------------

            Michael W. Reschke       6,361,159     -      8,166,641      0

            Jacque  M. Ducharme     13,234,055     -      1,293,745      0
            ------------------------------------------------------------------
            (2)Ratification of
               Auditors:            14,500,610  24,150        3,040      0
            ------------------------------------------------------------------

          The  term of  office  of each of  Richard  S.  Curto,  Christopher  J.
          Nassetta,  Stephen J. Nardi and Governor  James R. Thompson  continued
          after  the  meeting   and  will  expire  at  the  Annual   Meeting  of
          Shareholders to be held in 2002, 2002, 2003 and 2003, respectively.

Item 5.   Other Information.

          In early July 2001,  Richard S. Abraham,  Co-President of the Company,
          resigned his position with the Company  effective as of June 30, 2001, to pursue other interests.  Mr. Abraham joined the Company's  services company,  Prime Group Realty Services,  Inc., in September 1999 as its
          Chief Executive  Officer.  Mr. Abraham was named a Co-President of the
          Company in June 2000.

Item 6    Exhibits and Reports on Form 8-K.

(a)         Exhibits:

EXHIBIT
NUMBER    DESCRIPTION

10.13  Credit  Agreement  dated April 25, 2001 by and  between  BRE/City  Center
       L.L.C. and Corus Bank, N.A.

10.14  Promissory  Note dated April 25, 2001 by BRE/City  Center  L.L.C.  to the order of Corus Bank, N.A.

10.15  Limited Guaranty dated April 25, 2001 made by Prime Group Realty,  L.P. in favor of Corus Bank, N.A.

10.16  Mortgage dated April 15, 2001 by BRE/City Center L.L.C in favor of Corus Bank,
       N.A.

10.17  Omnibus First Modification to Senior Loan Documents dated as of March 12, 2001 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New
       York Branch and Prime Group Realty, L.P.

10.18 Omnibus First  Modification  to Mezzanine Loan Documents dated as of March
      12, 2001 by and among Prime/Beitler  Development Company,  L.L.C., Bankers
      Trust Company,  Vornado  Realty  Trust,  MMBC  Debt  Holdings  I,  LLC,
       New York Life Insurance Company, and Prime Group Realty, L.P.

10.19 Reserve Account Agreement dated as of March 12, 2001 by and among Dearborn
      Center,  L.L.C.,  Bayerische Hypo-Und  Vereinsbank AG, New York Branch,
      Bankers Trust Company,  Prime/Beitler  Development Company,  L.L.C., Prime
      Group Realty,L.P., Penny Beitler L.L.C., and J. Paul Beitler Development
      Company.

      Reports on Form 8-K:

      We filed the following reports on Form 8-K during the second quarter of 2001:

Form 8-K dated May 18, 2001 (filed May 21, 2001; File No. 001-13589) relating to additional financial and operational information concerning the Registrant and properties owned by it or its subsidiaries as of March 31, 2001, in the form of a Supplemental Information Package.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          PRIME GROUP REALTY TRUST

                                          Registrant

Date:    August 10, 2001                  /s/  Richard S. Curto
                                          ---------------------
                                          Richard S. Curto
                                          Chief Executive Officer

Date:    August 10, 2001                  /s/  Louis G. Conforti
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

                                   Prime Group Realty Trust - Historical
                             ----------------------------------------------------
                                                                              Period From
                                                                                Nov. 17,
                               Three          Six                                1997
                               Months        Months                             through
                                Ended        Ended                              December
                               June 30,     June 30,     Year Ended December 31,  31,
Earnings:                    2001    2000   2001   2000    2000   1999    1998    1997
                            ----------------------------------------------------

  Income before preferred
   share distributions and
   minority interests per
   the consolidated
   financial statements....$ 1,530 $ 6,317 $ 3,527 $14,069 $23,529 $33,567 $ 30,866 $1,427
  Interest expense......... 13,418  14,145  26,735  27,131  55,755  42,648   30,901  1,680
  Amortization of debt
    issuance costs.........  1,102   1,222   1,995   2,143   3,012   2,424   1,230     140
                            --------------------------------------------------------------
Earnings...................$16,050 $21,684 $32,257 $43,343 $82,296 $78,639 $62,997  $3,247
                            ==============================================================

Fixed charges:
  Interest expense.........$13,418 $14,145 $26,735 $27,131 $55,755 $42,648 $30,901 $1,680
  Capitalization of
    interest expense.......  5,737   3,100   9,660   6,024  14,232   7,986   2,498      -
  Amortization of debt
    issuance costs.........  1,102   1,222   1,995   2,143   3,012   2,424   1,230    140
  Preferred share
  distributions............  3,037   3,037   6,073   6,074  12,147  12,103   7,971    345
                            -------------------------------------------------------------
Total fixed charges........$23,294 $21,504 $44,463 $41,372$ 85,146 $65,161 $42,600 $2,165
                            =============================================================

Ratio of earnings to
  combined fixed
  charges and preferred
  share distributions......      -    1.01      -     1.05       -    1.21    1.48   1.50
                            =============================================================

Excess of earnings to
  combined fixed charges
  and preferred share
  distributions............$(7,244) $  180$(12,206) $1,971$(2,850)$ 13,478 $20,397 $1,082
                            =============================================================

Funds from operations:
 Funds from operations (1) $ 9,253 $13,449 $20,113 $28,721$ 43,985 $54,131 $47,996 $3,439

  Interest expense......... 13,418  14,145  26,735  27,131  55,755  42,648  30,901  1,680
  Amortization of debt
   issuance costs..........  1,102   1,222   1,995   2,143   3,012   2,424   1,230    140
  Preferred share
   distributions...........  3,037   3,037   6,073   6,074  12,147  12,103   7,971    345
                            -------------------------------------------------------------
Adjusted funds from
  operations...............$26,810 $31,853 $54,916 $64,069$114,899$111,306 $88,098 $5,604
                            =============================================================

Fixed charges:
  Interest expense.........$13,418 $14,145 $26,735 $27,131$ 55,755 $42,648$ 30,901 $1,680
  Capitalization of
   interest expense........  5,737   3,100   9,660   6,024  14,232   7,986   2,498      -
  Amortization of debt
   issuance costs..........  1,102   1,222   1,995   2,143   3,012   2,424   1,230    140
  Preferred share
   distributions...........  3,037   3,037   6,073  6,074   12,147  12,103   7,971    345
                            -------------------------------------------------------------
Total fixed charges........$23,294 $21,504 $44,463$41,372$  85,146 $65,161$ 42,600 $2,165
                            =============================================================
Ratio of funds from
  operations to combined
  fixed charges and
  preferred share
  distributions............   1.15    1.48    1.24   1.55     1.35    1.71    2.07   2.59
                            =============================================================
Excess of funds from
  operations to combined
  fixed charges and
  preferred share
  distributions......      $ 3,516 $10,349$ 10,453 22,697 $29,753 $ 46,145 $45,498 $3,439
                            =============================================================

(1)  Funds from  operations  for the years ended  December 31, 1999 and 1998 and for the period from  November 17, 1997 through  December 31, 1997 have been restated in accordance with standards established by the Board of Governors of NAREIT in its 1999  White  Paper,  which  results  in the  exclusion  of certain non  recurring  items and the  inclusion of the effects of straight line  rental  revenue.  Periods  prior to  November  17, 1997 have not been restated due to the unavailability of certain required information.

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
     No. 3, "Reporting Accounting Changes in Interim Financial Statements",  the
     previously  reported  quarterly  information  for the three  months and six months  ended June 30, 2000 has been  restated.  For the three months ended
     June 30,  2000,  the net effect was a decrease in net income  available  to common  shares of $230 and a  decrease  in funds from  operations  of $392.
     Included in the above revenue  adjustments  for the three months ended June
     30, 2000 is $85 of revenue previously  recorded in 1999. For the six months ended June 30, 2000, the net effect was a decrease in net income  available to common shares of $2,097 and a decrease in funds from operations of $434.
     Included in the above revenue adjustments for the six months ended June 30,
     2000 is $340 of revenue previously recorded in 1999.

                                                                   Exhibit 12.1

                  Prime Group Realty Trust and The Predecessor

                   Statements Regarding Computation of Ratios of Earnings
                to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)

                                              Predecessor - Historical
                                              --------------------------
                                              Period from
                                               Janaury 1,
                                                 1997      Year ended
                                                through    December 31,
                                              November 16,--------------
                                                  1997        1996
                                              --------------------------
Earnings:
  Loss before preferred share distributions
   and minority interests per the combined
   financial statements...................... $  (29,050) $  (31,417)
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
                                              --------------------------
Earnings..................................... $     5,997 $     6,394
                                              ==========================

Fixed charges:
  Interest expense...........................  $  34,417   $  37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................  $  35,047   $  37,811
                                              ==========================

Ratio of earnings to combined fixed charges
  and preferred share distributions..........          -           -
                                              ==========================

Deficit of earnings to combined fixed charges
  and preferred share distributions..........   $(29,050)   $(31,417)
                                              ==========================

Funds from operations:
  Funds from operations (1)..................   $(14,461)   $(17,367)
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Adjusted funds from operations...............   $ 20,586    $ 20,444
                                              ==========================

Fixed charges:
  Interest expense...........................   $ 34,417    $ 37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................   $ 35,047    $ 37,811
                                              ==========================

Ratio of funds from operations to combined
  fixed charges and preferred share
  distributions.............................           -           -
                                              ==========================

Deficit of funds from operations to combined
  fixed charges and preferred share
  distributions..............................   $(14,461)   $(17,367)
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