Form 10-Q
period 2001-09-30
PRIME GROUP REALTY TRUST
filed 2001-11-14
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001

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

      At November 12, 2001, 15,703,158 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)              PAGE

         Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000                                          3

         Consolidated Statements of Income for the Three Months
            Ended September 30, 2001 and 2000                         4

         Consolidated Statements of Income for the Nine Months
            Ended September 30, 2001 and 2000                         5

         Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2001 and 2000                  6

         Notes to Consolidated Financial Statements                 7-17


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     17-28

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                             28-30

Part II: Other Information

Item 1.  Legal Proceedings                                           31
Item 2.  Changes in Securities                                       31
Item 3.  Defaults Upon Senior Securities                             31
Item 4.  Submission of Matters to a Vote of Security Holders         31
Item 5.  Other Information                                           31
Item 6.  Exhibits and Reports on Form 8-K                          32-33

Signatures                                                           34

                              Financial Information

ITEM 1.     FINANCIAL STATEMENTS

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          2001         2000
                                                    ---------------------------
Assets Real estate, at cost:
  Land............................................    $  193,191   $  192,156
  Building and improvements.......................       919,393      916,009
  Tenant improvements.............................        75,503       62,810
  Furniture, fixtures and equipment...............        10,060        9,231
                                                    ---------------------------
                                                       1,198,147    1,180,206
  Accumulated depreciation........................       (89,018)     (61,855)
                                                    ---------------------------
                                                       1,109,129    1,118,351
  Property under development......................       185,897      102,413
  Property held for sale..........................             -       22,737
                                                    ---------------------------
                                                       1,295,026    1,243,501

Investments in unconsolidated entities............        34,387       31,907
Cash and cash equivalents.........................        19,418       25,268
 Receivables,  net of allowance  of $1,381 and
  $2,837 at September  30, 2001 and
  December 31, 2000, respectively:
    Tenant........................................         3,918        6,153
    Deferred rent.................................        20,518       16,888
    Other.........................................         4,135       13,267
Restricted cash escrows...........................        88,898       61,159
Deferred costs, net...............................        42,328       37,992
Other.............................................         6,698        2,958
                                                    ---------------------------
Total assets......................................    $1,515,326   $1,439,093
                                                    ===========================
Liabilities and Shareholders' Equity
Mortgage notes payable............................    $  771,375   $  742,021
Bonds payable.....................................        57,150       57,150
Construction financing............................        78,805            -
Accrued interest payable..........................         8,340        4,353
Accrued real estate taxes.........................        46,960       39,319
Accounts payable and accrued expenses.............        27,698       38,272
Construction costs payable, including retention
  of $6,031 and $2,812 at September 30, 2001
  and December 31, 2000, respectively.............        22,338       19,168
Liabilities for leases assumed....................         9,045        2,228
Dividends payable.................................         8,269        8,254
Deferred hedge liability..........................         7,156            -
Other.............................................        10,834       13,359
                                                    ---------------------------
Total liabilities.................................     1,047,970      924,124
Commitments and contingencies.....................             -            -
Minority interests:
  Operating Partnership...........................       136,274      151,206
  Other...........................................         2,000        2,000
Series A - Cumulative Convertible Preferred
  Shares, 2,000,000 shares
  designated, issued and outstanding at September
  30, 2001 and December 31, 2000..................        39,959       39,850
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000
    shares authorized:
     Series B - Cumulative Redeemable
      Preferred Shares, 4,000,000 shares
      designated, issued and outstanding at
      September 30, 2001 and December 31,
      2000, respectively......................                40           40
  Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,703,158 and 15,599,518
    shares issued and outstanding at September
    30, 2001
    and December 31, 2000, respectively..........            157          156
  Additional paid-in capital.....................        329,202      328,687
  Accumulated other comprehensive loss...........        (12,358)           -
  Distributions in excess of earnings............        (27,918)      (6,970)
                                                    ---------------------------
Total shareholders' equity.......................        289,123      321,913
                                                    ---------------------------
Total liabilities and shareholders' equity.......     $1,515,326   $1,439,093
                                                    ===========================
                      See notes to consolidated financial statements.

                            Prime Group Realty Trust

                        Consolidated Statements of Income
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                            Three Months ended
                                                              September 30
                                                            2001         2000
                                                   ----------------------------
Revenue
Rental............................................   $   32,616    $   34,511
Tenant reimbursements.............................       18,199        17,387
Other property revenues...........................        2,047         2,097
Mortgage note interest............................            -           726
Services Company revenues.........................        1,968             -
Interest income and other.........................          668         2,747
                                                   ----------------------------
Total revenue.....................................       55,498        57,468

Expenses
Property operations...............................       14,976        14,574
Real estate taxes.................................        9,644         8,980
Depreciation and amortization.....................       10,493         9,722
Interest..........................................       12,897        15,327
General and administrative........................        2,224         2,402
Services Company operations.......................        1,823             -
Provision for asset impairment....................        4,574             -
Strategic alternative costs.......................        1,181             -
                                                   ----------------------------
Total expenses....................................       57,812        51,005
(Loss) income before (loss) gain on sales of real
  estate, minority interests and extraordinary
  items...........................................       (2,314)        6,463
(Loss) gain on sales of real estate, net..........       (2,444)        8,302
                                                   ----------------------------
(Loss) income before minority interests and
  extraordinary items.............................       (4,758)       14,765
Minority interests................................        3,186        (4,857)
                                                   ----------------------------
(Loss) income before extraordinary items..........       (1,572)        9,908
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount
  of $604 in 2000.................................            -          (857)
                                                   ----------------------------
Net (loss) income.................................       (1,572)        9,051
Net income allocated to preferred shareholders....       (3,036)       (3,036)
                                                   ----------------------------
Net (loss) income available to common shareholders   $   (4,608)   $    6,015
                                                   ============================

Basic and diluted earnings available to common
shares per weighted-average common share:
  (Loss) income before (loss) gain on sales of
    real estate and extraordinary items,
    net of minority interests.....................  $     (0.20)  $      0.13
  (Loss) gain on sales of real estate, net of
    minority interests............................        (0.09)         0.31
  Extraordinary losses on extinguishments of
  debt, net of minority interests.................            -         (0.05)
                                                   ----------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -
  basic and diluted...............................  $     (0.29)  $      0.39
                                                   ============================


                      See notes to consolidated financial statements.

                            Prime Group Realty Trust

                        Consolidated Statements of Income
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                            Nine Months ended
                                                               September 30
                                                            2001         2000
                                                   ----------------------------
Revenue
Rental............................................   $   97,541    $  101,319
Tenant reimbursements.............................       53,389        49,475
Other property revenues...........................        6,245         6,239
Mortgage note interest............................            -         4,864
Services Company revenues.........................        5,656             -
Interest income and other.........................        3,423         5,869
                                                   ----------------------------
Total revenue.....................................      166,254       167,766

Expenses
Property operations...............................       42,716        38,968
Real estate taxes.................................       30,820        30,159
Depreciation and amortization.....................       31,474        28,788
Interest..........................................       39,632        42,458
General and administrative........................        6,865         6,861
Services Company operations.......................        5,478             -
Provision for asset impairment....................        6,074             -
Strategic alternative costs.......................        1,982             -
                                                   ----------------------------
Total expenses....................................      165,041       147,234
Income before gain on sales of real estate,
  minority interests extraordinary items,
  and cumulative effect of change in accounting
  principles......................................        1,213        20,532
Gain on sales of real estate, net.................          292         5,717
                                                   ----------------------------
Income before minority interests, extraordinary
  items, and cumulative effect of change in
  accounting principles...........................        1,505        26,249
Minority interests................................        3,145        (7,050)
                                                   ----------------------------
Income before extraordinary items and cumulative
  effect of change in accounting principles.......        4,650        19,199
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount of
  $246 in 2001 and $900 in 2000...................         (360)       (1,265)
                                                   ----------------------------
Income before cumulative effect of change in
  accounting principles...........................        4,290        17,934
Cumulative effect of change in accounting
  principles, net of minority interests of $218 in
  2001 and  $1,140 in 2000........................         (321)       (1,843)
                                                   ----------------------------
Net income........................................        3,969        16,091
Net income allocated to preferred shareholders....       (9,109)       (9,110)
                                                   ----------------------------
Net (loss) income available to common shareholders   $   (5,140) $      6,981
                                                   ============================

Basic and  diluted earnings available to common
shares per weighted-average common share:
  (Loss) income before gain on sales of real
    estate, extraordinary items, and cumulative
    effect of change in accounting principles,
    net of minority interests.....................  $     (0.30) $       0.43
  Gain on sales of real estate, net of minority
    interests.....................................         0.01          0.22
  Extraordinary losses on extinguishments of debt,
    net of minority interests.....................  $     (0.02) $      (0.08)
  Cumulative effect of change in accounting
    principles, net of minority interests.........        (0.02)        (0.12)
                                                   ----------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -
  basic and diluted...............................  $     (0.33) $       0.45
                                                   ============================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                                 (000's omitted)
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30
                                                          2001        2000
                                                      -------------------------
Operating Activities
Net income..........................................  $     3,969  $   16,091
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of costs for leases assumed
     (included in rental revenue)...................         585         623
   Interest income and development fees added to
     mortgage note receivable principal.............            -      (1,855)
   Net equity in (income) loss of unconsolidated
     investments....................................       (1,028)        730
   Depreciation and amortization....................       31,474      28,788
   Unrealized loss on derivatives...................          230           -
   Provision for asset impairment...................        6,074           -
   Gain on sales of real estate, net................         (292)     (5,717)
   Minority interests...............................       (3,145)      7,050
   Extraordinary items, net of minority interests...          360       1,265
   Cumulative effect of change in accounting
     principles, net of minority interests..........          321       1,843
   Changes in operating assets and liabilities:
     Decrease (increase) in receivables.............          668      (1,308)
     Increase in other assets.......................         (325)     (3,185)
     Increase in accrued interest payable...........        4,015       1,302
     Increase (decrease) in accrued real estate
      taxes.........................................        8,803     (11,935)
     Decrease in accounts payable and accrued
      expenses......................................       (4,311)     (1,448)
     Decrease in other liabilities..................       (1,937)       (514)
                                                      -------------------------
Net cash provided by operating activities...........       45,461      31,730

Investing Activities
Expenditures for real estate and equipment..........     (108,897)   (104,927)
Proceeds from sales of real estate..................       25,413     144,660
Leasing costs.......................................       (7,625)     (5,875)
Purchases of and additional advances on mortgage
 note receivable....................................            -     (11,701)
Increase in restricted cash escrows.................      (27,432)    (28,747)
Net loans to Services Company.......................            -      (5,558)
Investments in unconsolidated entities, net.........         (787)          -
                                                      -------------------------
Net cash used in investing activities...............     (119,328)    (12,148)

Financing Activities
Financing costs.....................................       (4,024)     (5,326)
Proceeds from mortgage notes payable................      136,237     155,595
Net repayments of credit facilities.................            -     (19,527)
Repayment of mortgage notes payable.................     (106,883)    (89,337)
Repayment of bonds payable..........................            -     (17,300)
Proceeds from construction financing................       78,805           -
Common share repurchase.............................         (478)          -
Proceeds from exercise of stock options.............           22           -
Repurchase of operating partnership minority
  interest common units.............................            -        (700)
Distribution to minority interest - Operating
  Partnership.......................................      (10,869)    (11,137)
Dividends paid to Series B-Preferred shareholders...       (6,750)     (6,750)
Dividends paid to Series A-Preferred shareholders...       (2,250)     (2,250)
Dividends paid to common shareholders...............      (15,793)    (15,418)
                                                      -------------------------
Net cash provided by (used in) financing activities.       68,017     (12,150)
                                                      -------------------------
Net (decrease) increase in cash and cash equivalents       (5,850)      7,432
Cash and cash equivalents at beginning of period....       25,268      19,910
                                                      -------------------------
Cash and cash equivalents at end of period..........  $    19,418  $   27,342
                                                      =========================

                      See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 ("Form 10-K").

     Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

     During the fourth quarter of 2000, Prime Group Realty Trust ("the Company") changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", the previously reported quarterly information for the three months and nine months ended September 30, 2000 has been restated. For the three months ended September 30, 2000, the net effect was an increase in total revenue of $406, an increase in net income available to common shares of $238, and an increase of $0.02 in both basic and diluted earnings per share. The Company recognized $73 and $74 for the three months ended September 30, 2001 and 2000, respectively, of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in 1999. For the nine months ended September 30, 2000, the net effect was a decrease in total revenue of $28, a decrease in net income available to common shares of $1,859, and a decrease of $0.13 and $0.12 in basic and diluted earnings per share, respectively. The Company recognized $220 and $414 for the nine months ended September 30, 2001 and 2000, respectively, of other income (a portion of which is included in other property revenues in the consolidated statements of income) previously recorded in 1999. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Company, it is not expected to impact the timing of the Company's cash flow from operations.

     Commencing on January 1, 2001, Prime Group Realty Services, Inc. ("the Services Company") elected to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. On January 1, 2001, Prime Group Realty, L.P. (the "Operating Partnership"), the Company's Operating Partnership, acquired all of the outstanding common stock of the Services Company, had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership, and the Company now consolidates the operations of the Services Company.

2.   Formation and Organization of the Company

     The Company was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.4% and 59.2% of the common units of the Operating Partnership issued at September 30, 2001 and December 31, 2000, respectively. Each common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

     The Company has a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, the Company recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a transition adjustment of $3,227 as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3,766 on the balance sheet reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated entities and a deferred hedge liability of $1,854.

     In August 2001, the Financial Accounting Standards Board issued final guidance on the accounting for options used as hedges under SFAS No. 133. This guidance is pursuant to Derivatives Implementation Group Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value remaining on the balance sheet. On September 1, 2001, the Company adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other comprehensive income component of equity.

     On September 30, 2001, the derivative instruments were reported at their fair value as other assets of $58, a deferred hedge liability of $7,156, a reduction in investment in unconsolidated entities of $5,296 and accumulated other comprehensive loss of $12,358. The Company has recorded an unrealized loss of $122 and $230 for the three months and nine months ended September 30, 2001, respectively. The Company incurred a total comprehensive loss of $6,875 ($0.44 per weighted average share) and $8,389 ($0.54 per weighted average share) for the three months and nine months ended September 30, 2001, respectively.

4.   Income Taxes

     The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REIT's are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

6.   Recent Developments

     During the period from January 1, 2001 through September 30, 2001, the Company acquired and sold the following office and industrial property and parcels of land. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms.):

                                       Net    Acquisition
                                     Square     Cost/                   Month
                                    Rentable    Sales       Mortgage   Acquired/
      Property         Location    Feet/Acres (In Millions)(In Millions) Sold
--------------------------------------------------------------------------------

Acquired
Land:
  Aurora (1)           Aurora, IL      31.4
                                       Acres      $ 2.6         -       March
                                      ================================
Industrial:
  200 South Mitchell   Addison, IL
   Court                              152,100    $  6.1       $4.2      August
                                      ================================

Sold
Office:
  2675 N. Mayfair (2)  Wauwatosa, WI  101,767    $  8.8        -        April
                                      ================================

Industrial:
  6700 Touhy (3)       Niles, IL      120,000    $  5.7       $2.9      March
  43-47 Hintz Road (4) Wheeling, IL   310,156      11.7        5.6       May
                                      --------------------------------
                                      430,156     $17.4       $8.5
                                      ================================
Land:
  Jorie Plaza (5)      Oak Brook, IL  1.8
                                      Acres    $  1.6         -        March
                                      ================================

(1) The Company has contracts that require it to purchase 63.4 additional acres by June 2003. Certain minimum installment payments are required; however, the timing of purchases is at the Company's discretion.
(2) The Company's sale of this property resulted in a gain of $0.3 million. $8.0 million of the proceeds from this transaction were deposited into an escrow as additional collateral for the letters of credit that enhance $48.2 million of industrial revenue bonds.
(3) The Company's sale of this property resulted in a gain of $0.5 million. The proceeds of this sale were deposited into a tax deferred exchange trust and used to acquire 200 South Mitchell Court.
(4) The Company's sale of this property resulted in a gain of $1.6 million. The proceeds of this sale were initially deposited into a tax deferred exchange trust. In November, 2001, the Company elected not to use these proceeds to acquire a replacement property but rather elected to use these proceeds for general corporate purposes. A portion of the gain on this property was covered by tax indemnity agreements with two partners in the Operating Partnership. As a result, the Company will be liable to the partners for approximately $1.2 million of tax indemnity payments under these agreements.
(5) The Company's sale of this parcel of land adjacent to one of its office properties resulted in a gain of $0.4 million.

      On February 23, 2001, the Company finalized a lease with a tenant for space in Dearborn Center, an office development located in Chicago, Illinois. The Company has agreed to reimburse the tenant for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for future occupancy executed at an unrelated development located in downtown Chicago, Illinois. This lease has a nominal gross rental obligation of approximately $82,000 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space and recorded approximately $3,700 in liabilities for leases assumed during the three months ended September 30, 2001, representing its estimate of the net liability anticipated related to this obligation.

      After the Company's public announcement on August 24, 2001 of the proposed acquisition of the Company by Cadim inc., an affiliate of CDP Capital [Caisse de depot et placement du Quebec] and the Prime Group, Inc., an affiliate of Michael
W. Reschke, the Chairman of the Board of the Company, three purported class action lawsuits were filed against the Company and its trustees in the Circuit Court for Baltimore City, Maryland, and one such action was filed in the Circuit Court for Montgomery County, Maryland. A similar purported class action lawsuit was filed in the Circuit Court of Cook County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are The Prime Group, Inc., Cadim, Inc. and CDP Capital. The purported plaintiff classes consist of shareholders of the Company. The actions allege, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim on October 23, 2001, would under compensate the Company's shareholders for their common shares and that certain members of the Company's board of trustees breached their fiduciary duties by allegedly engaging in a scheme to acquire the Company's outstanding common shares at an inadequate purchase price. The plaintiffs in these lawsuits seek, among other things, certification of their classes, injunctive relief against the completion of the potential acquisition and attorneys' fees and costs. Following the October 23, 2001 withdrawal of the proposal by Cadim inc., the Company and the other parties to these lawsuits agreed to halt further proceedings until the possibility of a similar transaction is definitively foreclosed. The Company believes that each of the five actions is without merit. To the extent the plaintiffs recommence their prosecution of these class action lawsuits, the Company intends to vigorously defend itself against the plaintiffs' claims.

      During 1999, the Company sold ten properties in a single transaction resulting in a deferred gain of $3,570. As a condition of the sale, the Company agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. The Company's remaining nominal gross lease obligation at September 30, 2001 is approximately $14,400. During the three months ended September 30, 2001, the Company released one of the properties and revised its leasing assumptions related to the second property. As a result, the Company has recorded a net liability of approximately $4,400 in liabilities for leases assumed, representing its estimate of the net liability anticipated related to this obligation. Correspondingly, the remaining deferred gain has been reduced to zero and the Company has recorded a loss on the sale of real estate of $2,553 during the three months ended September 30, 2001.

      The Company determined that certain events and circumstances had occurred during 2001 which indicated that one of the Company's office properties and two of its development projects were permanently impaired. Accordingly, the Company recorded provisions for asset impairment of $1,500 and $4,574 for the three months ending March 31, 2001 and September 30, 2001, respectively, representing the write-down of the carrying value of these in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and nine months ended September 30, 2001 and 2000:

                                      Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                        2001       2000       2001        2000
                                   --------------------------------------------

Numerator:
  (Loss) income before (loss) gain
    on sales of real estate,
    minority interests,
    extraordinary items, cumulative
    effect of change in accounting
    principles and preferred
    distributions................... $  (2,314) $   6,463  $   1,213  $  20,532
  Minority interests................     2,195     (1,419)     3,263     (4,698)
  Net income allocated to preferred
  distributions.....................    (3,036)    (3,036)    (9,109)    (9,110)
                                     -------------------------------------------
  (Loss) income before (loss) gain
    on sales of real estate,
    extraordinary items and
    cumulative of effect change in
    accounting principles...........    (3,155)     2,008     (4,633)     6,724
  (Loss) gain on sales of real
    estate,net of minority interests    (1,453)     4,864        174      3,365
  Extraordinary loss on
    extinguishment of debt,
    net of minority interests.......         -       (857)      (360)    (1,265)
  Cumulative effect of change in
    accounting principles, net of
    minority interests..............         -          -       (321)    (1,843)
                                     -------------------------------------------
 Numerator for earnings per share -
  (loss) income available to common
  shares............................ $  (4,608) $   6,015  $  (5,140) $   6,981
                                     ===========================================
Denominator:
  Denominator for basic earnings per
    share - weighted-average common
    shares.......................... 5,641,459 15,542,616 15,626,962 15,348,202
  Effect of dilutive securities:
    Employee stock options..........         -    199,269          -    125,896
    Nonvested employee stock grants.         -          -          -     13,321
                                     -------------------------------------------
 Denominator for diluted earnings
  per share - adjusted weighted-
  average common shares and assumed
  conversions.......................15,641,459 15,741,885 15,626,962 15,487,419
                                     ===========================================

Basic and diluted earnings available
to common shares per weighted-
average common share
 (Loss) income before (loss) gain on
  sales of real estate,
  extraordinary items and cumulative
  effect of change in accounting
  principles........................     $(0.20)  $  0.13   $  (0.30)  $   0.43
 (Loss) gain on sales of real
  estate, net of minority interests.      (0.09)     0.31   $   0.01       0.22

Extraordinary loss on extinguishment
  of debt, net of minority
  interest..........................          -     (0.05)     (0.02)     (0.08)
Cumulative effect of change in
  accounting principles, net of
   minority interests...............          -          -     (0.02)     (0.12)

                                     -------------------------------------------
 Net (loss) income available per
  weighted-average common share of
  beneficial interest - basic and
  diluted........................... $    (0.29)  $   0.39 $   (0.33)   $  0.45
                                     ===========================================

Options to purchase 2,304,741 and 1,216,166 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months ended September 30, 2001 and 2000, respectively, because the effect would be antidilutive. Options to purchase 2,476,712 and 1,216,166 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the nine months ended September 30, 2001 and 2000, respectively, because the effect would be antidilutive.

     The Company had nonvested stock grants for 61,699 and 58,073 shares outstanding during the three months and nine months ended September 30, 2001, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     The minority interest in the Operating Partnership had 10,713,154 and 10,817,911 weighted-average limited partner common units outstanding during the three months ended September 30, 2001 and 2000, respectively, of which 10,713,154 and 9,405,429, respectively, may be exchanged for common shares on a one-for-one basis or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. The minority interest in the Operating Partnership had 10,726,121 and 10,917,279 weighted-average limited partner common units outstanding during the nine months ended September 30, 2001 and 2000, respectively, of which 10,726,121 and 9,317,669, respectively, may be exchanged for common shares on a one-for-one basis or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

     The Company had 2,000,000 Series A preferred Shares outstanding during the nine months ended September 30, 2001 and 2000, which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

     On April 25, 2001, the Company's Operating Partnership acquired 33,085 of the Company's common shares of beneficial interest, $0.01 par value per share, from a former employee of the Company for a price of $478. The acquired shares have been pledged to the lenders under the Dearborn Center mezzanine loan as collateral for certain obligations under the loan agreement. In connection with the acquisition, the former employee agreed to cancel all of his options granted pursuant to the Company's 1997 Share Incentive Plan and an award agreement dated December 17, 1998 between the Company and the former employee in exchange for a payment equal to the net value of the options.

8.   Segment Reporting

     The following summarizes the Company's historical segment operating results for the three and six months ended September 30, 2001 and 2000 (amounts in thousands):
                                  Three months ended September 30, 2001
                              ----------------------------------------------
                                                     Corporate/
                                                     Operating
                                Office  Industrial  Partnership    Total
                              ----------------------------------------------

Total revenue................  $ 48,478   $ 4,562  $   2,458     $ 55,498
Total expenses...............   (47,645)   (4,046)    (6,121)     (57,812)
Gain on sales of real estate,
  net........................       231    (2,675)         -       (2,444)
                              ----------------------------------------------
Income (loss) before
  minority interests,
  extraordinary items and
  cumulative effect of
  change in accounting
  principle................       1,064    (2,159)    (3,663)      (4,758)
FFO adjustments:
  Real estate depreciation
   and amortization........       8,150     1,294         88        9,532
  Straight-line rental
   revenue.................      (1,102)      (97)         -       (1,199)
  Straight-line rental
   revenue from
      joint venture........        (109)        -          -         (109)
  Amortization of costs
   for leases assumed......         193         -          -          193
  Joint venture adjustments         838         -          -          838
  Adjustment for sale of
   operating properties....         (77)    2,521          -        2,444
  Net income allocated to
   preferred shareholders....         -         -     (3,036)      (3,036)
                              ----------------------------------------------
Funds from operations
   excluding
  straight-line rental
   revenue...................     8,957     1,559     (6,611)       3,905
  Straight-line rental
   revenue...................     1,102        97          -        1,199
  Straight-line rental
   revenue from
   joint venture.............       109         -          -          109
                              ----------------------------------------------
Funds from operations
   including straight-line
  rental revenue............. $  10,168   $ 1,656    $(6,611)  $    5,213
                              ==============================================

                                  Three months ended September 30, 2000
                              ----------------------------------------------
                                                    Corporate/
                                                    Operating
                                Office   Industrial Partnership    Total
                              ----------------------------------------------

Total revenue................. $ 49,906  $  5,208   $  2,354     $ 57,468
Total expenses................  (42,382)   (4,746)    (3,877)     (51,005)
Gain on sales of real
  estate, net.................    5,074     3,228          -        8,302
                              ----------------------------------------------
Income before minority
  interests, extra-
  ordinary items and
  cumulative effect
  of change in accounting
  principle...................   12,598     3,690     (1,523)      14,765
FFO adjustments:
  Real estate depreciation
   and amortization...........    6,977     1,257         68        8,302
  Straight-line rental
   revenue....................   (2,202)      (87)         -       (2,289)
  Straight-line rental
   revenue from joint
   venture....................     (158)        -          -         (158)
  Amortization of costs
   for leases assumed.........      206         -          -          206
  Joint venture adjustments         865         -          -          865
Adjustment for sale of
operating Properties..........   (5,074)   (3,228)         -       (8,302)
Net income allocated to
preferred shareholders........        -         -     (3,036)      (3,036)
                              ----------------------------------------------
Funds from operations
  excluding straight-line
  rental revenue..............   13,212     1,632     (4,491)      10,353
  Straight-line rental revenue    2,202        87          -        2,289
  Straight-line rental revenue
    from joint venture........      158         -          -          158
                              ----------------------------------------------
Funds from operations
  including straight-line
  rental revenue..............  $15,572  $   1,719   $(4,491)    $ 12,800
                              ==============================================

                                   Nine months ended September 30, 2001
                                --------------------------------------------
                                                      Corporate/
                                                      Operating
                                  Office  Industrial Partnership   Total
                                --------------------------------------------

Total revenue................... $145,564 $ 12,257   $   8,433   $  166,254

Total expenses..................(134,341) (13,579)    (17,121)    (165,041)
Gain on sale of real estate, net      948     (656)          -          292
                                --------------------------------------------
Income before minority
  interests, extraordinary
  items and cumulative effect
  of change in accounting
  principle.....................   12,171   (1,978)     (8,688)       1,505
FFO adjustments:
  Real estate depreciation and
    amortization................    23,545    4,433         244       28,222
  Straight-line rental revenue..    (4,975)   1,226           -       (3,749)
  Straight-line rental revenue
   from joint venture...........     (423)       -           -         (423)
  Amortization of costs for
   leases assumed...............       585        -           -          585
  Adjustment for provision for
   asset impairment.............    1,500        -           -        1,500
  Joint venture adjustments.....    2,509        -           -        2,509
  Adjustments for sale of
   operatingproperty............      (388)     501           -          113
  Net income allocated to
   preferred shareholders.......         -        -      (9,109)      (9,109)
                                --------------------------------------------
Funds from operations excluding
   straight-line rental revenue.   34,524    4,182     (17,533)      21,153
  Straight-line rental revenue..    4,975   (1,226)          -        3,749
  Straight-line rental revenue
    from joint venture..........      423        -           -          423
                                --------------------------------------------
Funds from operations, including
  straight-line rental revenue..$  39,922 $  2,956   $ (17,553)  $   25,325
                                ============================================

                                     Nine months ended September 30, 2000
                                  --------------------------------------------
                                                        Corporate/
                                                        Operating
                                    Office  Industrial Partnership   Total
                                  --------------------------------------------

Total revenue...................  $ 146,191  $16,590   $   4,985   $ 167,766
Total expenses..................   (122,360) (14,694)    (10,180)   (147,234)
Gain on sale of real estate, net        496    3,947       1,274       5,717
                                  --------------------------------------------
Income (loss) before minority
  interests, extraordinary
  items and cumulative
  effect of change in
  accounting principle..........     24,327    5,843      (3,921)     26,249
FFO adjustments:
  Real estate depreciation and
    amortization................     20,367    4,452         184      25,003
  Straight-line rental revenue..     (6,341)    (534)          -      (6,875)
  Straight-line rental revenue
   from joint venture...........       (474)       -           -        (474)
  Amortization of costs for
   leases assumed...............        623        -           -         623
  Joint venture adjustments.....      2,590        -           -       2,590
  Adjustments for sale of
   operating property...........       (496)  (3,338)          -      (3,834)
  Net income allocated to
   preferred shareholders.......          -        -      (9,110)     (9,110)
                                  --------------------------------------------
Funds from operations excluding
   straight-line rental revenue      40,596    6,423     (12,847)     34,172
  Straight-line rental revenue..      6,341      534           -       6,875
  Straight-line rental revenue
    from joint venture..........        474        -           -         474
                                  --------------------------------------------
Funds from operations, including
  straight-line rental revenue..  $  47,411 $  6,957  $  (12,847)  $  41,521
                                  ============================================

     The following summarizes the Company's segment assets and activity as of September 30, 2001 and December 31, 2000 and for the nine months ended September 30, 2001 and 2000:

                                                  September 30,  December 31,
                                                      2001           2000
                                                  --------------------------
Segment assets:
  Office........................................   $1,277,197   $1,197,207
  Industrial....................................      127,922      135,646
  Corporate/operating partnership...............      110,207      106,240
                                                  --------------------------
Total consolidated assets.......................   $1,515,326   $1,439,093
                                                  ==========================

                                                         Nine months
                                                     ended September 30,
                                                      2001        2000
                                                  --------------------------
Expenditures for real estate:
  Office........................................    $ 95,561   $    74,585
  Industrial....................................      12,051        27,312
  Corporate/operating partnership...............       1,285         3,030
                                                  --------------------------
Total expenditures for real estate..............    $108,897   $   104,927
                                                  ==========================

9.   Pro Forma Condensed Consolidated Statements of Income

     The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 2000, the Operating Partnership consolidated the Services Company and the office property located at 180 N. LaSalle Street and acquired various office and industrial properties (five operating properties acquired in 2000 and one operating property and one land parcel acquired in the first nine months of 2001) with cash and debt proceeds, and sold various office and industrial properties (three operating properties and one land parcel in 2001 and sixteen operating properties, one parking facility and four land parcels in 2000). The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

     The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                             Nine months ended
                                               September 30,
                                              2001        2000
                                          -------------------------

Total revenue............................ $    166,271 $   158,390
                                          =========================

Net loss available to common shareholders $     (6,363)$      (660)
                                          =========================
Net loss per diluted common share........ $    (0.41)  $     (0.04)
                                          =========================

10.   Subsequent Events

     In December 2000, the Company formed a joint venture with an affiliate of Pritzker Realty Group, L.P. ("Pritzker") with the intent of developing an approximately 1.2 million square foot office building in Chicago, Illinois. The Company borrowed $16,500 from a Pritzker affiliate on January 19, 2001 with a maturity date of January 18, 2002. The loan is collateralized by the Company's interest in the joint venture. As part of the joint venture agreement, the Company has the right to require Pritzker to purchase the Company's interest in the joint venture (the "Put") at a put price of $21,007. The put price increases by ten percent per annum on a cumulative basis. The Company had the right to exercise the Put at any time prior to the earlier of thirty days after the date of project abandonment, as defined, or under certain conditions, March 29, 2002. On October 26, 2001, the joint venture agreement was amended to extend the March 29, 2002 date to August 1, 2002 and to require Pritzker to purchase the Company's interest in the joint venture within five business days from the Company's written notice of its intent to exercise the Put.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     We are a fully-integrated real estate company providing property management, leasing, marketing, acquisition, development, redevelopment, construction, finance and other related services. We intend to qualify as a REIT for federal income tax purposes. Through the Operating Partnership, we own 24 office properties containing an aggregate of approximately 7.8 million net rentable square feet and 30 industrial properties containing an aggregate of approximately 3.9 million net rentable square feet. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns an office property containing 944,556 net rentable square feet in the Chicago metropolitan area and a 23.1% common interest in a venture which owns an office property located in Phoenix, Arizona. We also own approximately 235.8 acres of developable land and rights to acquire approximately 135.0 additional acres of developable land which we believe could be developed with approximately 2.7 million rentable square feet of additional office space and 6.1 million square feet of additional industrial space. We also own equity interests in two development joint ventures which plan on developing
1.0 million square feet of office space in downtown Chicago and 0.2 million square feet of office space in suburban Chicago.

     In terms of net rentable square feet, approximately 89.0% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 92.0% of our total rental and tenant reimbursement revenue for the nine months ended September 30, 2001. Our remaining office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area.

     We intend to access multiple sources of capital to fund future acquisition and development activities. These capital sources may include undistributed cash flow, proceeds from the issuance of long-term, tax-exempt bonds, joint venture arrangements, asset sales, other debt or equity securities and other bank and/or institutional borrowings. There can be no assurance that any such financing will be obtained.


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


Results of Operations: Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

     In analyzing the operating results for the quarter ended September 30, 2001, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2000 are due principally to the addition of a full three months of operating results in 2001 for one property placed in service during the third quarter of 2000, the consolidation of the office property known as 180 North LaSalle commencing August 1, 2000 and one property acquired during the third quarter of 2001 (collectively, the "Additional Properties"). These increases are offset by decreases principally due to the sale of five properties during the third quarter of 2000, the sale of one property in the fourth quarter of 2000, the sale one property in the first quarter of 2001 and the sale of two properties in the second quarter of 2001 (collectively, the "Sold Properties").

     For the three months ended September 30, 2001, rental revenue decreased $1.9 million, or 5.5% to $32.6 million, tenant reimbursement income increased $0.8 million, or 4.7% to $18.2 million, other property revenue decreased $0.1 million, or 2.4% to $2.0 million, property operating expenses increased $0.4 million, or 2.8% to $15.0 million, real estate tax expense increased $0.7 million, or 7.4% to $9.6 million, and depreciation and amortization increased $0.8 million, or 7.9% to $10.5 million as compared to the three months ended September 30, 2000. The Additional Properties resulted in increased rental income of $1.5 million, tenant reimbursement income of $0.3 million, property operating expenses of $0.5 million, depreciation and amortization of $0.8 million, and decreased real estate tax expense of $0.6 million. The Sold
Properties resulted in decreased rental income of $3.8 million, tenant reimbursement income of $1.1 million, other property revenues of $0.1 million, property operating expenses of $1.3 million, real estate tax expense of $0.8 million, and depreciation and amortization of $0.7 million. Properties held for three months in both 2001 and 2000 resulted in increased rental income of $2.0 million (includes lease termination income of $0.3 million), offset by a reduction in rental income of $1.6 million due to the bankruptcy of a tenant, and increased tenant reimbursement income of $1.6 million, property operating expenses of $1.2 million, real estate tax expense of $2.1 million, and depreciation and amortization of $0.7 million, primarily as a result of new leasing and releasing of tenant space.

     Mortgage note interest income decreased $0.7 million due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property's operations being consolidated as of that date.

     Interest income and other revenue decreased $2.1 million or 75.7% to $0.7 million during the three months ended September 30, 2001 primarily due to a decrease in lease commission income and a decrease in interest income earned on restricted cash escrow balances due to lower interest rates.

     For the three months ended September 30, 2001, Services Company revenues were $2.0 million. This represents revenues of the Services Company, a taxable REIT subsidiary, which was previously treated as an investment accounted for on the equity method of accounting and which is being consolidated effective January 1, 2001 due to the acquisition of its common stock by the Company as of that date.

     Interest expense decreased $2.4 million, or 15.9%, to $12.9 million during the three months ended September 30, 2001. The decrease was principally due to decreases in the index rate for certain variable rate debt.

     General and administrative expense decreased $0.2 million, or 7.4%, to $2.2 million during the three months ended September 30, 2001, primarily due to decreased professional fees in 2001.

     For the three months ended September 30, 2001, Services Company operating expenses were $1.8 million. This represents expenses from the Services Company, a taxable REIT subsidiary, consolidated as of January 1, 2001.

     For the three months ended September 30, 2001, we recorded a $4.6 million provision for asset impairment representing the write-down of two development projects.

     For the three months ended September 30, 2001, we incurred $1.2 million in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

     For the three months ended September 30, 2001, the net loss of sales of real estate was $2.4 million, as described in "Recent Developments."

     Income allocated to minority interests decreased $8.0 million, or 165.6% to a $3.2 million loss for the three months ended September 30, 2001, due to a decrease in income before minority interests and extraordinary items of $19.5 million, or 132.2% to a $4.8 million loss. The decrease in income before minority interests and extraordinary items is due to the net loss on sales of real estate, the provision for asset impairment, strategic alternative costs and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

     Net income decreased $10.6 million, or 117.4% to a net loss of $1.6 million for the three months ended September 30, 2001 due to the changes in revenue, expenses, net loss on the sale of real estate, provision for asset impairment and strategic alternative costs described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Results of Operations: Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

     In analyzing the operating results for the quarter ended September 30, 2001, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2000 are due principally to the addition of a full nine months of operating results in 2001 for five properties acquired and three properties placed in service during 2000, the consolidation of the office property known as 180 North LaSalle commencing August 1, 2000 and one property acquired during the third quarter of 2001 (collectively, the "Additional Properties"). These increases are offset by decreases principally due to the sale of 16 properties and a parking facility in 2000, and only a partial nine months worth of operating results for three properties sold in the first nine months of 2001 (collectively, the "Sold Properties").

     For the nine months ended September 30, 2001, rental revenue decreased $3.8 million, or 3.7% to $97.5 million, tenant reimbursement income increased $3.9 million, or 7.9% to $53.4 million, other property revenue remained the same at $6.2 million, property operating expenses increased $3.7 million, or 9.6% to $42.7 million, real estate tax expense increased $0.7 million, or 2.2% to $30.8 million and deprecation and amortization increased $2.7 million, or 9.3% to $31.5 million as compared to the nine months ended September 30, 2000. The Additional Properties resulted in increased rental income of $9.0 million, tenant reimbursement income of $3.3 million, other property revenue of $0.1 million, property operating expenses of $3.5 million, real estate tax expense of $1.8 million, and depreciation and amortization of $3.1 million. The Sold Properties resulted in decreased rental income of $13.7 million, tenant reimbursement income of $3.9 million, other property revenues of $0.4 million, property operating expenses of $5.2 million, real estate tax expense of $3.2 million, and depreciation and amortization of $2.9 million. Properties held for nine months in both 2001 and 2000 resulted in increased rental income of $2.9 million, offset by a reduction in rental income of $1.6 million due to the bankruptcy of a tenant and a decrease in lease termination income of $0.4 million, and increased tenant reimbursement income of $4.5 million, other property revenues of $0.3 million, property operating expenses of $5.4 million, real estate taxes of $2.1 million, and depreciation and amortization of $2.5 million, primarily as a result of new leasing and releasing of tenant space.

     Mortgage note interest income decreased $4.9 million due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle on August 1, 2000, and the property's operations being consolidated as of that date.

     Interest income and other revenue decreased $2.5 million or 41.7% to $3.4 million during the nine months ended September 30, 2001 primarily due to a decrease in lease commission income and leasing income.

     For the nine months ended September 30, 2001, Services Company revenues were $5.7 million. This represents revenues of the Services Company, a taxable REIT subsidiary, which was previously treated as an investment accounted for on the equity method of accounting and which is being consolidated effective January 1, 2001 due to the acquisition of its common stock by the Company as of that date.

     Interest expense decreased $2.8 million, or 6.7%, to $39.6 million during the nine months ended September 30, 2001. The decrease was principally due to decreases in the index rate for certain variable rate debt.

     General and administrative expense was $6.9 million for the nine months ended September 30, 2001 and 2000.

     For the nine months ended September 30, 2001, we recorded a $6.1 million provision for asset impairment representing the write-downs of a property and two development projects.

     For the nine months ended September 30, 2001, we incurred $2.0 million in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

     For the nine months ended September 30, 2001, Services Company operating expenses were $5.5 million. This represents expenses from the Services Company, a taxable REIT subsidiary, consolidated as of January 1, 2001.

     For the nine months ended September 30, 2001, the net gain of sales of real estate was $0.3 million, as described in "Recent Developments."

     Income allocated to minority interests decreased $10.2 million, or 144.6% to a $3.1 million loss for the nine months ended September 30, 2001 due to a decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles of $24.7 million, or 94.3% to $1.5 million. The decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles is primarily due to strategic alternative costs, a provision for asset impairment, the net gain on sales of real estate, and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

     The extraordinary loss on extinguishments of debt, net of minority interests, was $0.4 million for the nine months ended September 30, 2001, due to the write-off of unamortized deferred financing fees related to the mortgage debt repaid upon debt refinancing or the sales of certain properties.

     The cumulative effect of the change in accounting principles, net of minority interests, was $0.3 million and $1.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. This represents the adoption of SFAS 133 and SAB 101, effective January 1, 2001 and January 1, 2000, respectively. See Note 1 and Note 3 to our consolidated financial statements for additional information.

     Net income decreased $12.1 million, or 75.3% to $4.0 million for the nine months ended September 30, 2001 due to the changes in revenue, expenses, net gain on the sale of real estate provisions for asset impairment, strategic alternative costs, extraordinary loss on the extinguishment of debt, and the cumulative effect of a change in accounting principles described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Historical Cash Flows

     We had net cash provided by operating activities of $45.5 million and $31.7 million for the nine months ended September 30, 2001 and 2000, respectively. The $13.8 million increase in net cash provided by operating activities was primarily due to a $1.9 million decrease in interest income and development costs added to the mortgage note receivable principal, a $2.7 million increase in depreciation and amortization, a $0.2 million increase in unrealized loss on derivatives, a $6.1 million increase in provision for asset impairment, a $5.4 million decrease in net loss on sales of real estate, a $2.0 million decrease in receivables, a $2.9 million decrease in other assets, a $2.7 million increase in accrued interest payable, and a $20.7 million increase in accrued real estate taxes, offset by a $12.1 million decrease in net income, a $1.8 million decrease in the net equity in loss of unconsolidated entities, a $10.2 million decrease in income allocated to minority interests, a $0.9 million decrease in extraordinary items, a $1.5 million decrease in cumulative effect of a change in accounting principles, a $2.9 million decrease in accounts payable and accrued expenses, and a $1.4 million decrease in other liabilities.

     We had net cash used in investing activities of $119.3 million and $12.1 million for the nine months ended September 30, 2001 and 2000, respectively. The $107.2 million increase in net cash used in investing activities was primarily due to a $4.0 million increase in expenditures for real estate and equipment, principally related to property development, a $119.2 million decrease in proceeds from the sales of real estate, a $1.8 million increase in leasing costs, a $0.8 million increase in investments in unconsolidated entities, offset by an $11.7 million decrease in additional advances on the mortgage note receivable, a $1.3 million decrease in restricted cash escrows, and a $5.6 million decrease in net loans to the Services Company.

     We had net cash provided by financing activities of $68.0 million and net cash used in financing activities of $12.2 million for the nine months ended September 30, 2001 and 2000, respectively. The $80.2 million increase in net cash provided by financing activities was primarily due to a $1.3 million decrease in financing costs, a $78.8 million increase in proceeds from construction financing, a $19.5 million decrease in net repayment of credit facilities, a $17.3 million decrease in the repayment of bonds payable, a $0.7 million decrease in the repurchase of Operating Partnership minority interest common units, and a $0.3 million decrease in distributions paid to minority interest unitholders, offset by a $19.3 million decrease in proceeds from mortgage notes payable, a $17.5 million increase in the repayment of mortgage notes payable, a $0.5 million increase in common share repurchases, and a $0.4 million increase in dividends paid to common shareholders.

Liquidity and Capital Resources

     Recent Developments. As previously disclosed, we and our financial advisors have been exploring the possibility of various strategic alternatives, including the possible sale or joint venture of all or a portion of our office and industrial portfolios and the possible sale of the entire Company or a similar business combination transaction. Notwithstanding the substantial efforts of management and our financial advisors, we have not been successful in executing an asset portfolio sale on terms we feel are favorable to our shareholders. We continue to pursue possible strategic alternatives that would be beneficial to our shareholders; however, there can be no assurance that any such transaction or transactions will occur.

     On November 2, 2001, Vornado Realty Trust ("Vornado") and Vornado PS, L.L.C., an affiliate of Vornado ("Vornado PS") filed a Schedule 13D with the Securities and Exchange Commission (the "Vornado Schedule 13D"), describing, among other things, the two loans (the "Vornado Loan") Vornado PS currently holds as lender to Primestone Investment Partners L.P. ("Primestone"), a privately held entity controlled by Michael W. Reschke, the Chairman of the our Board of Trustees. The Vornado Loan is secured by a pledge of 7,944,893 limited partner common units of our Operating Partnership (the "Pledged Units") owned by Primestone. The Pledged Units are by their terms exchangeable for our common shares on a one-for-one basis. According to the Vornado Schedule 13D, Primestone failed to repay the Vornado Loan on its maturity date of October 25, 2001, and Vornado PS declared a default as a result of this failure. The Vornado Schedule 13D further states that Vornado PS has commenced foreclosure against the Pledged Units securing the Vornado Loan and is currently exploring all other available legal rights and remedies in order to obtain repayment of the loan. The Vornado
Schedule 13D states that the Pledged Units are expected to be offered at public auction pursuant to the foreclosure provisions of the Uniform Commercial Code on November 20, 2001, and Vornado PS or any of its affiliates may bid at the auction.

     As previously disclosed, in connection with the making of the Vornado Loan to Primestone, we made certain accommodations for Vornado PS, including granting Vornado PS the right to receive a position on our Board of Trustees (which position is subject to re-election by our shareholders in the same manner as all other Trustees) in certain circumstances. Although Vornado PS could currently exercise this right, Vornado PS has not to date provided us with any notice that it has elected to exercise such right.

     In addition and in connection with the Vornado Loan, Mr. Reschke and Richard S. Curto, our Chief Executive Officer and a Trustee, agreed with Vornado PS to tender their resignations to our Board in the event of, among other things, the bankruptcy of Primestone or certain of Primestone's affiliates, or in the event Vornado PS becomes the owner of the pledged Common Units after a successful foreclosure action under the Vornado Loan. In addition, on November 13, 2001, Messrs. Reschke and Curto delivered written notices to the Company and to its Board of Trustees. The notices stated that Messrs. Reschke and Curto were rescinding the resignation letters previously delivered by them to Vornado PS and gave notice to the Company that both individuals no longer intended to resign from their current executive positions with the Company or from the Board of Trustees of the Company.

     Liquidity. Net cash provided from operations represents the primary source of liquidity to fund our debt service, recurring capital costs and distributions. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our REIT's taxable income (excluding capital gains) annually. Accordingly, we have historically made, but are not contractually bound to make, regular quarterly distributions to holders of our common shares/units. In addition, the terms of our Preferred Shares specify annual distribution rates. Annual distribution rates have been as follows: $1.35 per annum per common share/unit, 7.5% per annum ($1.50 per share) for each Series A Preferred Shares and 9% per annum ($2.25 per share) for each Series B Preferred Share.

     Preferred Shares. Our outstanding preferred shares contain restrictions on our ability to issue additional preferred shares and, in certain circumstances, incur additional indebtedness. All of our outstanding Series A Preferred Shares are held by a single institutional investor (the "Series A Institutional Investor"). In the event that we experience a "change of control," as defined in our charter, the Series A Institutional Investor will have the right under the terms of the Series A Preferred Shares to cause us to redeem all of the Series A Preferred Shares at a redemption price equal to $20 per Series A Preferred Share, plus accrued dividends to the date of the redemption. If the Pledged Units are acquired by Vornado PS or another third party as a result of the successful completion of the proposed public auction, this change of control provision may be triggered.

     In addition, the Series A Institutional Investor has a contractual right under the securities purchase agreement, as amended, relating to the Series A Preferred Shares, to require us to redeem the Series A Preferred Shares at a redemption price equal to $20 per share, plus accrued dividends to the date of redemption, upon 30 days prior written notice, which redemption may be required by the Series A Institutional Investor at any time during the period from January 15, 2002 through January 14, 2004. We are in negotiations with the Series A Institutional Investor to modify the terms of the securities purchase agreement. As part of these negotiations, the Series A Institutional Investor has informed us that it will exercise its contractual redemption right to the extent we declare any further dividend distributions on our outstanding equity shares.

     Indebtedness. We have financed a portion of our acquisitions and development activity with proceeds from mortgage notes payable from various financial institutions, with both fixed and variable interest rates and maturities ranging from 2001 through 2013.

     Our variable rate debt includes $155.2 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.00%, $92.5 million subject to various interest rate cap agreements and $67.0 million subject to an interest rate collar agreement, which effectively results in a cap of the index rate at 6.50% (plus spread of 1.50%) and a floor at 3.73% (plus spread of 1.50%). Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

     Under the terms of various debt refinancings, we are required to maintain a minimum unrestricted cash balance of $20.0 million, as defined, at the end of each fiscal quarter. In addition, the maximum amount of distributions that can be paid to our common shareholders/unitholders is 90% of funds from operations (as defined) for the most recent four full fiscal quarters under the terms of this financing.

     On April 30, 2001, we amended the $20.0 million mezzanine loan on the property known as National City Center in Cleveland, Ohio by pledging additional collateral in exchange for the lender's approval of our refinancing of the underlying first mortgage. The collateral pledged increased from a 49% interest in the property to a 100% interest in the property. In addition, pursuant to an amendment of such loan on March 29, 2001, the interest rate increased from LIBOR plus 6% to LIBOR plus 7%, in exchange for a new debt service coverage covenant that was incorporated into the loan documents.

     In July, 2001, the $7.4 million loan on the property known as 1990-2060 Algonquin Road, Schaumburg, Illinois, was amended to extend the date by which we may elect to convert this loan from a floating rate loan to a long-term fixed rate loan, and slightly increased the monthly principal payments.

     On September 28, 2001, we extended the maturity date from September 30, 2001 to December 31, 2001 on letters of credit which credit enhance $48.15 million of industrial revenue bonds for a fee of $250,000.

     On September 30, 2001, we amended the $6 million construction loan on the property known as 1455 Sequoia Drive, Aurora, Illinois, by changing the maturity date to May 31, 2002.

We obtained the following new debt financings during the nine months ended September 30, 2001:

                                     Original
                                       Loan
                                    Commitment                 Maturity
         Collateral (1)               Amount     Interest Rate   Date
                                   (In Millions)
---------------------------------------------------------------------------

180 North LaSalle Street (2) (4)     $  60.0     LIBOR + 3.75%   1/04
Dearborn Center JV Interest (5)         65.0        23.00%       1/04
Monroe Wacker JV interest (2)           16.5        12.00%       1/02
2305 Enterprise Drive (3) (6)            6.0         7.63%       3/11
Pine Meadows Single-Story (2) (7)       10.5     LIBOR + 3.0%    4/02
Pine Meadows Center-Bldg. D. (3)        11.5         7.63%       4/11
(8)
National City Center (3)(9)             67.0     LIBOR + 3.05%   4/06
Aurora Vacant Land, Aurora,             12.0        16.00%      11/01
Illinois (2)(10)
Enterprise Drive I (3)(11)               7.6     LIBOR + 2.4%    5/02
Dearborn Center JV Interest (5)        220.0     LIBOR + 2.65%   1/04
200 S. Mitchell Court (3) (12)           4.2     PRIME + 1.0%    9/03

(1) All of the loans are subject to various financial and other operating covenants and are collateralized by mortgages on the properties, unless otherwise indicated.
(2)     Interest is payable monthly, with principal due at maturity.
(3) Principal and interest are payable monthly, with the remaining principal due at maturity.
(4) This loan initially closed and was funded on July 12, 2000. On March 15, 2001, we borrowed an additional $8.0 million, secured by two mortgage notes receivable which are collateralized by the property known as 180 North LaSalle Street, located in Chicago, Illinois of which $2.26 million was deposited into an escrow account for future tenant improvements. The total loan commitment of $60.0 million is now fully funded.
(5) The loan commitment totaled $65.0 million of a mezzanine facility secured by 100% of the ownership interests in Dearborn Center. The loan bears interest at an initial pay rate of 12% (up to 50% of which, but no more than $10.0 million, may be funded from the mezzanine facility) with an additional accrual rate ranging from 9.5% to 13%, dependent upon certain leasing thresholds, and matures in January 2004. Coincident with the mezzanine facility, we secured a construction loan with a total commitment of $220.0 million to $230.0 million, dependent upon certain leasing thresholds (with a maximum loan amount of $225.0 million if the $65.0 million mezzanine facility is fully funded), and is secured by security interests in substantially all of Dearborn Center's assets. Initial draws of $22.4 million were funded in the third quarter 2001. The loan bears interest ranging from LIBOR plus 2.25% up to 2.65%, dependent upon certain leasing thresholds, and matures in January 2004. We have guaranteed $60.0 million of the construction loan amount. Both loans contain a liquidity covenant requiring us to maintain a minimum unrestricted cash balance of $20.0 million (as defined) at the end of every fiscal quarter beginning with the quarter ended December 31, 2000. In addition, the maximum amount of distributions that can be paid to our common shareholders/unitholders is 90% of funds from operations (as defined) for the most recent four (4) full fiscal quarters.
(6) On February 27, 2001, we refinanced the $5.45 million mortgage note payable collateralized by the property known as Enterprise Center II located in Westchester, Illinois with the proceeds of a $6.0 million mortgage note payable. The new note bears interest at a fixed rate of 7.63% and matures in March 2011.
(7) On February 27, 2001, we refinanced the $8.03 million mortgage note payable collateralized by the properties known as Pine Meadows Center Buildings A, B and C located in Libertyville, Illinois with the proceeds of a $10.5 million mortgage note payable. The new note bears interest at a rate of LIBOR plus 3.0% and matures in April 2002. We have guaranteed this loan.
(8) On March 8, 2001, we refinanced the $11.1 million mortgage note payable collateralized by the property known as Pine Meadows Center Building D located in Libertyville, Illinois with the proceeds of a $11.5 million mortgage note payable. This note bears interest at a fixed rate of 7.63% and matures in April 2011.
(9) On April 30, 2001, we refinanced the $58.2 million mortgage note payable collateralized by the property known as National City Center in Cleveland, Ohio with the proceeds of a $67.0 million mortgage note payable. The new note bears interest at a rate of LIBOR plus 3.05%. In addition, a $1.0 million fee is due at maturity. We have guaranteed $13.4 million of the principal amount of this loan.
(10) On June 29, 2001, we extended for three months the $12.0 million mortgage note payable collateralized by the land we own located in Aurora, Illinois for a fee of $120,000. On September 30, 2001, we extended the note for an additional two months for a fee of $120,000.
        This note bears interest at a fixed rate of 16.0% and now matures on November 30, 2001. We have guaranteed this loan. The restrictive covenants of the loan requires that we receive lender approval to incur any additional indebtedness beyond the existing indebtedness as of March 30, 2001, other than for properties currently under construction.
(11) On May 17, 2001, we amended the loan collateralized by the property known as Enterprise Drive I located in Westchester, Illinois. The date by which the borrower had the right to convert this loan from a variable rate loan to a long-term fixed rate loan with a maturity date of May 31, 2005, was extended one year to May 17, 2002 while the interest rate increased from LIBOR plus 2.3% to LIBOR plus 2.4%. The monthly principal payments also increased slightly.
(12) On August 14, 2001, we borrowed $4.2 million mortgage note payable collateralized by the property known as 200 S. Mitchell Court located in Addison, Illinois. This note bears interest at the lender's Prime Rate plus 1%. We have guaranteed this loan.

     Letters of credit which credit enhance $48.2 million of industrial revenue bonds are scheduled to expire on December 31, 2001. The issuer of these letters of credit has declined to extend the expiration date of these instruments. We have received a term sheet from another lender to replace these letters of credit. There can be no assurances that we will be successful in obtaining replacement letters of credit from the new lender. If the letters of credit expire and are not replaced, the maturity date of the bonds would automatically accelerate to the date of expiration of the letters of credit. Concurrent with this expiration, cash escrows of $22.0 million collateralizing the bonds will be released.

     A $12.0 million mortgage note payable with a November 30, 2001 maturity date and collateralized by vacant land located in Aurora, Illinois, has restrictive covenants which require us to receive lender approval prior to incurring any additional indebtedness beyond that existing as of March 30, 2001, other than for properties currently under construction. This could restrict our ability to obtain funds to meet liquidity requirements.

     Primary Shelf Registration Statement. On January 8, 1999, we filed our initial primary shelf registration statement on Form S-3 with the Securities and Exchange Commission to register up to $500.0 million of our equity and debt securities for sale. The registration statement was declared effective on June 8, 1999.

     Property Sales. During the period from January 1, 2001 through September 30, 2001 we sold three office and industrial properties, and used a portion of the net proceeds to retire debt and to post additional collateral for the letter-of-credit that enhances certain tax-exempt bonds. Cash and cash equivalents at September 30, 2001 includes $5.2 million of funds held in a tax-deferred exchange trust. In November, 2001, we elected not to use the $5.2 million of funds in the tax deferred exchange trusts to acquire a replacement property, but rather elected to use such funds for general corporate purposes. We may use the proceeds from the sale of other properties to fund future acquisitions, current operations, property capital needs and development activity.

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

     Liquidity Requirements. We expect to meet our short-term liquidity requirements through net cash provided by operations, additional debt financings and/or joint ventures, refinancings of maturing debt, replacement of letters of credit and property sales. We have historically met our long-term liquidity requirements for the funding of property development, property acquisitions, the potential redemption of Series A Preferred Shares discussed below, tenant improvements and other non-recurring capital improvements through a combination of net cash from operations, long-term secured and unsecured indebtedness, joint ventures, property sales and the issuance of additional equity and debt securities. There can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of necessary capital raising activities, if any, will be as favorable as we have previously experienced.

     Dividends. We make determinations regarding our dividend distributions quarterly following review of our financial results, capital availability, strategic objectives and REIT requirements. Our short-term ability to continue to declare and pay quarterly dividend distributions on our outstanding common and preferred shares will depend on our operating results and capital needs and on our ability to refinance or extend certain maturing debt and letters of credit, as well as the results of our efforts to obtain the necessary funds to satisfy our $40 million obligation (not including any accrued dividends) to redeem the Series A Preferred Shares as discussed under "Recent Developments."

Funds from Operations

     Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

     The following table represents the unaudited calculation of our Funds from Operations for the three months and nine months ended September 30, 2001 and 2000:

                                     Three Months Ended  ine Months Ended
                                       September 30        September 30
                                      -----------------------------------
(in thousands)                            2001    2000     2001     2000
                                      -----------------------------------

Net (loss) income allocated to       $  (4,608) $6,015 $ (5,140)$  6,981
  commonshareholders.................
Adjustments to reconcile to Funds
from Operations:
  Real estate depreciation and
   amortization......................    9,532   8,302   28,222   25,003
  Straight-line rental revenue.......   (1,199) (2,289)  (3,749)  (6,875)
  Straight-line rental revenue from
   joint venture.....................     (109)   (158)    (423)    (474)
  Amortization of costs for leases
   assumed...........................      193     206      585      623
  Joint venture adjustments..........      838     865    2,509    2,590
  Adjustment for provision for asset
   impairment........................        -       -    1,500        -
  Adjustments for sale of operating
   properties........................    2,444  (8,302)     113   (3,834)
  Extraordinary loss on
   extinguishment of debt............        -     857      360    1,265
  Minority interests.................   (3,186)  4,857   (3,145)   7,050
  Cumulative effect of change in
   accounting principle (1)..........        -       -      321    1,843
                                      -----------------------------------
Funds from operations excluding
  straight-line rental revenue.......    3,905  10,353   21,153   34,172
Straight-line rental revenue.........    1,199   2,289    3,749    6,875
Straight-line rental revenue from
  joint venture......................      109     158      423      474
                                      -----------------------------------
Funds from Operations (2)............ $  5,213 $12,800  $25,325  $41,521
                                      ===================================


(1) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Effective January 1, 2000, we recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", the previously reported quarterly information for the three months and nine months ended September 30, 2000 has been restated. For the three months ended September 30, 2000, the net effect was an increase in total revenue of $406, an increase in net income available to common shares of $238, and an increase in funds from operations of $406. Included in the above revenue adjustments for the three months ended September 30, 2001 and 2000 is $73 and $74, respectively, of revenue previously recorded in 1999. For the nine months ended September 30, 2000, the net effect was a decrease in total revenue of $28, a decrease in net income available to common shares of $1,859, and a decrease in funds from operations of $28. Included in the above revenue adjustments for the nine months ended September 30, 2001 and 2000 is $220 and $414, respectively, of revenue previously recorded in 1999.

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

      As of September 30, 2001, approximately $497.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $155.2 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.00%, $92.5 million subject to various interest rate cap agreements and $67.0 million subject to an interest rate collar agreement, which effectively results in a cap at 6.50% (plus spread of 1.50%) and a floor at 3.73% (plus spread of 1.50%). Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on this indebtedness.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

      The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2001. For the interest rate protection agreement, the table presents the notional amount entered into and the lock rate.


                            Interest Rate Sensitivity
                      Principal (Notional) amount by Expected Maturity
                              Average Interest Rate

                                          Interest Rate Sensitivity
                              Principal (Notional) Amount by Expected Maturity
                                            Average Interest Rate
                          ----------------------------------------------------------
                            2001    2002    2003    2004     2005  Thereafter Total
                          ----------------------------------------------------------

Liabilities
Mortgage notes payable:
Fixed rate amount......... $13.5    $50.1  $  4.5   $ 4.8  $  6.5  $274.6   $354.0
Weighted-average interest
  rate (1)................  15.21%   11.47%   7.38%   7.38%   7.40%   7.49%

Variable rate amount (2)..  $3.5   $184.8   $37.8   $61.2  $ 68.3  $ 61.8   $417.4
Weighted-average interest
  rate (1)................   7.90%    7.70%   9.26%   7.37%   5.26%   6.65%

Bonds payable:
Variable rate amount (3).. $48.2     $9.0      -       -               -    $ 57.2
Weighted-average interest
  rate (1)................   2.17%    2.20%    -       -        -      -

Construction Financing:
Fixed rate amount.........   -        -        -    $56.4       -      -     $56.4
Weighted-average interest
  rate (1)................   -        -        -     23.0%      -      -

Variable rate amount (2)..   -        -        -    $22.4       -      -     $22.4
Weighted-average interest
  rate (1)................   -        -        -      6.40%     -      -

Interest rate swap
  agreement (1)(2):
Notional amount...........   -     $155.2      -       -        -      -     $155.2
Pay rate..................   -        3.58%    -       -        -      -
Fixed swap rate...........   -        6.30%    -       -        -      -

Interest rate cap
         agreements
         (1)(2):
Notional amount...........   -     $ 67.0   $32.5   $60.0       -      -    $ 159.5
Pay rate..................   -        3.73%   3.60%   3.63%     -      -
Cap rate..................   -        6.50%   7.64%   7.25%     -      -

Interest rate collar
  agreements(1)(2)(4)
Notional amount...........   -     $ 65.0      -       -        -      -   $   65.0
Pay rate..................   -        3.73%    -       -        -      -
Cap rate..................   -        7.50%    -       -        -      -
Floor rate................   -        3.73%    -       -        -      -


(1) Based upon the rates in effect at September 30, 2001, the weighted-average interest rates, including the interest rate swap, collar and cap agreements, on our mortgage notes payable and bonds payable at September 30, 2001 were 7.74% and 2.17%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.1 million.

(2) See Note 3 to our consolidated financial statements for additional information.

(3) The bonds payable of $48.2 million and $9.0 million are collateralized by letters of credit of $48.8 million and $9.3 million, respectively, incurring annual fees of 3.00% and quarterly extension fees, respectively. The scheduled maturity date for the bonds is 2022 ($48.2 million) and 2014 ($9.0 million). The earlier maturity dates shown here reflect the scheduled expiration of letters of credit which credit enhance the bonds, which if not extended or replaced, would accelerate maturity of the bonds.

(4) The cap effect of this collar agreement is effectively eliminated by the Company's sale of an interest rate cap for a notional amount of $65.0 million maturing on January 31, 2002. Concurrent with the sale, the Company entered into an interest rate cap for a notional amount of $67.0 million which capped the interest rate at a LIBOR index rate of 6.50%.

Part II:  Other Information

Item 1.     Legal Proceedings.

            Except as described below, neither we nor any of our properties are presently subject to any material litigation nor, to the our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

            After the Company's public announcement on August 24, 2001 of the proposed acquisition of the Company by Cadim inc., an affiliate of CDP Capital [Caisse de depot et placement du Quebec] and the Prime Group, Inc., an affiliate of Michael W. Reschke, the Chairman of the Board of the Company, three purported class action lawsuits were filed against the Company and its trustees in the Circuit Court for Baltimore City, Maryland, and one such action was filed in the Circuit Court for Montgomery County, Maryland. A similar purported class action lawsuit was filed in the Circuit Court of Cook County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are The Prime Group, Inc., Cadim, Inc. and CDP Capital. The purported plaintiff classes consist of shareholders of the Company. The actions allege, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim on October 23, 2001, would under compensate the Company's shareholders for their common shares and that certain members of the Company's board of trustees breached their fiduciary duties by allegedly engaging in a scheme to acquire the Company's outstanding common shares at an inadequate purchase price. The plaintiffs in these lawsuits seek, among other things, certification of their classes, injunctive relief against the completion of the potential acquisition and attorneys' fees and costs. Following the October 23, 2001 withdrawal of the proposal by Cadim inc., the Company and the other parties to these lawsuits agreed to halt further proceedings until the possibility of a similar transaction is definitively foreclosed. The Company believes that each of the five actions is without merit. To the extent the plaintiffs recommence their prosecution of these class action lawsuits, the Company intends to vigorously defend itself against the plaintiffs' claims.

Item 2.     Changes in Securities.

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6......Exhibits and Reports on Form 8-K.

(a)         Exhibits:

EXHIBIT
NUMBER......DESCRIPTION

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

10.19 Reserve Account Agreement dated as of March 12, 2001 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, Bankers Trust Company, Prime/Beitler Development Company, L.L.C., Prime Group Realty,
            L.P., Penny Beitler L.L.C., and J. Paul Beitler Development Company.

10.20 Support and Standstill Agreement dated as of August 30, 2001 between Cadim, Inc., The Prime Group Inc., Prime Group Realty Trust and Prime Group Realty L.P., as filed as Schedule 14D9-C and incorporated herein by reference.

10.21 Amended and Restated Support and Standstill Agreement dated as of September 14, 2001 between Cadim Inc., The Prime Group Inc., Prime Group Realty Trust and Prime Group Realty L.P., as filed as Schedule 14D9-C and incorporated herein by reference.

            Reports on Form 8-K:

            We filed the following reports on Form 8-K during the third quarter of 2001:

            Form 8-K dated September 26, 2001 (filed October 1, 2001, File No. 001-13589) relating to letter agreement Prime Group Realty Trust and its operating partnership Prime Group Realty, L.P. entered into with Security Capital Preferred Growth Incorporated in connection with the Company's Series A Cumulative Convertible Preferred Shares.

            Form 8-K dated August 20, 2001 (filed August 20, 2001; File No. 001-13589) relating to additional financial and operational information concerning the Registrant and properties owned by it or its subsidiaries as of June 30, 2001, in the form of a Supplemental Information Package.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRIME GROUP REALTY TRUST

                                   Registrant


Date:    November 14, 2001                /s/  Richard S. Curto
                                          ---------------------
                                          Richard S. Curto
                                          Chief Executive Officer

Date:    November 14, 2001                /s/  Louis G. Conforti
                                          ----------------------
                                          Louis G. Conforti
                                          Co-President and
                                          Chief Financial Officer

                                                                                Exhibit 12.1
                  Prime Group Realty Trust and The Predecessor

                   Statements Regarding Computation of Ratios of Earnings
                to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)

                                     Prime Group Realty Trust - Historical
                             ---------------------------------------------------------------



                                                                                          Period
                                                                                           From
                                                                                        November 17,
                             Three Months       Nine Months                             1997 through
                                Ended             Ended                                 December 31,
                             September 30,     September 30,    Year Ended December 31,   through
                             ----------------------------------------------------------------------
Earnings:                     2001      2000    2001     2000    2000    1999     1998      1997
                             ----------------------------------------------------------------------
  (Loss) income before
   preferred share
   distributions and
   minority interests per
      the consolidated
   financial statements..... $ (2,314)$ 6,463 $ 1,213  $20,532 $23,529  $33,567 $30,866    $1,427
  Interest expense..........   12,897  15,327  39,632   42,458  55,755   42,648  30,901     1,680
  Amortization of debt
  issuance costs............      883     822   2,878    2,965   3,012    2,424   1,230       140
                             ----------------------------------------------------------------------
Earnings.................... $ 11,466 $22,612 $43,723  $65,955 $82,296  $78,639 $62,997    $3,247
                             ======================================================================
Fixed charges:
  Interest expense.......... $ 12,897 $15,327 $39,632  $42,458 $55,755  $42,648 $30,901    $1,680
  Capitalization of interest
  expense...................    6,809   3,416  16,469    9,439  14,232    7,986   2,498         -
  Amortization of debt
  issuance costs............      883     822   2,878    2,965   3,012    2,424   1,230       140
  Preferred share
  distributions.............    3,036   3,036   9,109    9,110  12,147   12,103   7,971       345
                             ----------------------------------------------------------------------
Total fixed charges......... $ 23,625 $22,601 $68,088  $63,972 $85,146  $65,161  $42,600   $2,165
                             ======================================================================
Ratio of earnings to
  combined fixed
  charges and preferred
  share distributions.......        -    1.00       -     1.03       -     1.21     1.48     1.50
                             =======================================================================
(Deficit) excess of earnings
  to combined fixed charges
  and preferred share
  distributions............. $(12,159)$    11 $24,365)  $ 1,983$(2,850) $13,478  $20,397   $1,082
                             =======================================================================
Funds from operations:
  Funds from operations (1). $  5,213 $12,800  $25,325  $41,521 $43,985 $54,131  $47,996   $3,439

  Interest expense..........   12,897  15,327   39,632   42,458  55,755  42,648   30,901    1,680
  Amortization of debt
   issuance costs...........      883     822    2,878    2,965   3,012   2,424    1,230      140
  Preferred share
   distributions............    3,036   3,036    9,109    9,110  12,147  12,103    7,971      345
                             -----------------------------------------------------------------------
Adjusted funds from
  operations................  $22,029 $31,985  $76,944  $96,054 $114,899 $111,306 $ 88,098 $5,604
                             =======================================================================
Fixed charges:
  Interest expense.......... $ 12,897 $15,327  $39,632  $42,458 $ 55,755 $ 42,648  $30,901 $1,680

  Capitalization of interest
   expense..................    6,809   3,416   16,469    9,439   14,232    7,986    2,498      -
  Amortization of debt
   issuance costs...........      883     822    2,878    2,965    3,012    2,424    1,230     140
  Preferred share
   distributions............    3,036   3,036    9,109    9,110   12,147   12,103    7,971     345
                             ------------------------------------------------------------------------
Total fixed charges......... $ 23,625 $22,601  $68,088  $63,972  $85,146  $65,161  $42,600  $2,165

                             ========================================================================
Ratio of funds from
  operations to combined
  fixed charges and
  preferred share
  distributions.............       -      1.42    1.13    1.50     1.35      1.71    2.07    2.59
                             =======================================================================
(Deficit) excess of funds
  from operations to
    combined fixed charges
  and preferred
  share distributions....... $(1,596)  $ 9,384 $ 8,856 $32,082    $29,753  $ 46,145 $45,498 $3,439
                             ======================================================================

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

(2) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Effective January 1, 2000, we recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", the previously reported quarterly information for the three months and nine months ended September 30, 2000 has been restated. For the three months ended September 30, 2000, the net effect was an increase in net income available to common shares of $238 and an increase in funds from operations of $406. Included in the above revenue adjustments for the three months ended September 30, 2000 is $74 of revenue previously recorded in 1999. For the nine months ended September 30, 2000, the net effect was a decrease in net income available to common shares of $1,859 and a decrease in funds from operations of $28. Included in the above revenue adjustments for the nine months ended September 30, 2000 is $414 of revenue previously recorded in 1999.

                                                                   Exhibit 12.1

                  Prime Group Realty Trust and The Predecessor

                   Statements Regarding Computation of Ratios of Earnings
                to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                              Predecessor - Historical
                                              --------------------------

                                               Period from
                                                January 1,
                                                  1997      Year ended
                                                through     December 31,
                                               November 16, --------------
                                                  1997         1996
                                              --------------------------
Earnings:
  Loss before preferred share distributions
   and minority interests per the combined    $  (29,050) $  (31,417)
   financial statements......................
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
                                              --------------------------
Earnings..................................... $    5,997  $    6,394
                                              ==========================
Fixed charges:
  Interest expense...........................  $  34,417   $  37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................  $  35,047   $  37,811
                                              ==========================
Ratio of earnings to combined fixed charges
  and preferred share distributions..........          -           -
                                              ==========================
Deficit of earnings to combined fixed charges
  and preferred share distributions..........   $(29,050)   $(31,417)
                                              ==========================
Funds from operations:
  Funds from operations (1)..................   $(14,461)   $(17,367)
  Interest expense...........................     34,417      37,217
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Adjusted funds from operations...............   $ 20,586    $ 20,444
                                              ==========================
Fixed charges:
  Interest expense...........................   $ 34,417    $ 37,217
  Capitalization of interest expense.........          -           -
  Amortization of debt issuance costs........        630         594
  Preferred share distributions..............          -           -
                                              --------------------------
Total fixed charges..........................   $ 35,047    $ 37,811
                                              ==========================
Ratio of funds from operations to combined
  fixed charges and preferred share                    -           -
  distributions..............................
                                              ==========================
Deficit of funds from operations to combined
  fixed charges and preferred share
  distributions.............................. $  (14,461)   $(17,367)
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