Form 10-K
period 2001-12-31
PRIME GROUP REALTY TRUST
filed 2002-03-28
CIK 1042798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
                                                                60601
  77 West Wacker Drive, Suite 3900, Chicago, Illinois         (Zip Code)
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

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [ ]

     The  aggregate  market  value of the  registrant's  common  shares  held by non-affiliates  was  approximately  $143,526,864  based on the per share closing price on the New York Stock Exchange for such shares on March 21, 2002.

     The number of the registrant's  common shares outstanding was 15,703,158 as of March 21, 2002. DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report  incorporates  information  by  reference  from the definitive Proxy Statement for the Registrant's  Annual Meeting of Shareholders,
to be held on May 31, 2002.

================================================================================

ITEM 1.  BUSINESS

Background and General

     Prime Group Realty Trust is a self-administered  and self-managed  Maryland business  trust that owns and operates 24 office  properties  and 30  industrial properties,  located  primarily in the Chicago  metropolitan  area.  We also own
interests  in  two  office   properties   through  joint  ventures.   We  are  a
fully-integrated  real estate  operating  company,  providing  our own  property management, leasing, marketing, acquisition, development, redevelopment, finance and other related functions.

     Our owned and completed  properties  contain  approximately 7.8 million net rentable square feet of office space and 3.9 million net rentable square feet of industrial space. The office properties  include  Continental  Towers in Rolling
Meadows,  Illinois, and 180 N. LaSalle Street in Chicago,  Illinois, on which we own various first and second  mortgage notes and mortgage  conduit  certificates and, as a result, we have consolidated both properties’ operations. We also have joint venture  interests  which consist of a 50% common interest in a joint venture which owns a 944,550  square foot office tower located at 77 West Wacker
Drive, Chicago,  Illinois,  and a 23.1% common interest in a venture that owns a
386,040 square foot office property located in Mesa, Arizona.

     We are currently  constructing  Dearborn Center in downtown Chicago,  a 1.5 million  rentable  square  foot  office  tower that is  scheduled  for  low-rise occupancy by the end of the third  quarter of 2002 and  completion in the second quarter  of  2003.  The  building  is  being  constructed  at a  total  cost  of approximately $365.0 million. We own approximately 97% of the joint venture that owns and is  developing  this project and we  consolidate  our ownership of this project.  We also own approximately 202.1 acres of land, of which 60.4 acres are under  development,  and have  rights to  acquire  approximately  31.6  acres of
developable   land.   We  believe  that  this  land  could  be  developed   with
approximately   1.2  million   square  feet  of  additional   office  space  and
approximately  3.8 million square feet of additional  industrial  space. We also own a 10% common interest in a development joint venture which has developed 0.1 million square feet of office space in suburban Chicago.

     We were formed on July 21, 1997 as a Maryland real estate  investment trust and, on November 17, 1997  completed the initial  public  offering of our common shares.  Our executive offices are located at 77 West Wacker Drive,  Suite 3900,
Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

     We are the  general  partner  of,  and  currently  hold 58.7% of the common interests  in, Prime Group Realty,  L.P., a Delaware  limited  partnership  (the
“Operating Partnership”). We conduct substantially all of our business through  the  Operating  Partnership,  except  for  certain  leasing,  corporate advisory,  construction,  architectural  and  third  party  property  management services,  which are  conducted  through  Prime Group Realty  Services,  Inc., a
Maryland  corporation,  and its  affiliates  (collectively,  the  “Services
Company”),   which  became  a  wholly-owned  subsidiary  of  the  Operating
Partnership as of January 1, 2001.
Tax Status

     We have  elected to be taxed as a real  estate  investment  trust  ("REIT")
under Sections 856 through 860 of the Internal  Revenue Code of 1986, as amended
(the “Code”).  As a REIT, we will not be subject to federal income tax at the corporate level on income we distribute to our shareholders as long as we distribute 90% of our taxable income (excluding any net capital gain) each year.
Since our  inception,  we believe that we have  complied  with the tax rules and regulations to maintain our REIT status.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative  minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT,  we are subject to certain state and local taxes on our income and property.

Business Strategies

     Our primary  business is to  continue  to  operate,  lease,  and manage our properties  in an efficient  manner to maximize the value of our  portfolio,  to complete the construction  and lease-up of our major  development  projects,  to address our near term and long-term liquidity needs, and to complete a strategic transaction which is beneficial to our shareholders.

     Ongoing  Operations.  Our business  strategy is to focus on the  operation, development  and management of our existing  office and  industrial  real estate located primarily in the Chicago metropolitan area.

     We continue to strive to enhance our property  level net  operating  income and cash flow by:
o    engaging  in  pro-active  leasing  and  marketing  programs  and  effective property management;
o    managing  operating  expenses  through  the  use  of  in-house   management
     expertise;
o    maintaining and developing  long-term  relationships  with a diverse tenant group;
o    attracting  and retaining  motivated  employees by providing  financial and other incentives, and;
o    emphasizing  value-added capital improvements to enhance property level net operating  income,  as well as our  properties'  competitive  advantages in their submarkets.

     Liquidity  and  Capital  Requirements.  Since  inception,  we have  met our operating and capital  needs,  have paid a quarterly  dividend on our Series A -
Cumulative Convertible Preferred Shares (“Series A preferred  shares”)
and Series B Cumulative  Redeemable  Preferred Shares  (“Series B preferred shares”)  preferred  shares on a current  basis,  and have paid a quarterly distribution  on our  common  shares and units in an amount of $.3375 per common share/unit.  Our Board decided,  however, to not pay distributions on our common shares/units for the fourth quarter of 2001 for the following reasons:

o    Mandatory  Redemption  of Series A  Preferred.  The  holder of our Series A preferred shares,  Security Capital Preferred Growth  Incorporated  ("SCP")
     has the  contractual  right at any time after January 15, 2002 and prior to
     January  15,  2004,  to require  us to redeem  any or all of our  2,000,000 shares of Series A preferred  shares for $20.00 per share, or $40.0 million in aggregate,  plus any accrued and unpaid dividends.  In consideration for
     SCP not exercising  its redemption  right at such time (which right SCP may exercise at any time), we have agreed in a letter agreement, dated February
     22, 2002, to pay to SCP, in addition to (i) accrued and unpaid dividends at a rate of 7.5% per annum on the Series A preferred shares, and (ii) 100% of the liquidation  preference on the Series A preferred shares (collectively, the "Base Amount"),  a deferral payment initially accrued at 3.5% per annum
     (this  rate,  subject to  reduction  or  increase as  described  below,  as applicable,  is  referred  to as the  "Deferred  Rate") on the Base  Amount calculated  from  February 8, 2002,  up to and  including  the date that we receive a notice that SCP elects to exercise  its  redemption  right on the basis of the actual number of days elapsed and  compounded as of each March
     31, June 30,  September 30 and December 31, beginning  March 31, 2002  (the
     "Deferred  Payment  Amount").  The  Deferred  Payment  Amount will cease to accrue and be  compounded  on any Series A  preferred  shares SCP elects to require us to redeem after the date we receive a notice of  redemption  for the relevant  shares,  regardless of the date the Series A preferred shares are actually  redeemed.  The Deferred  Payment Amount will be reduced by an amount equal to one-third (1/3) of the Deferred  Payment Amount in the case of Base Amounts  actually paid to the Investor before April 8, 2002. On May
     8,  2002,  the  Deferred  Rate will  increase  by 50 basis  points and will further increase  automatically at the end of each succeeding 90-day period by an  additional  increment  of 50 basis  points (but in no event will the
     Deferred Rate exceed 5.25%). SCP has indicated to us that they may elect to exercise  their  redemption  right in the near future  unless a  definitive agreement  relating to a  redemption  or exchange of the Series A preferred shares is reached by the parties. The parties are currently in negotiations regarding  such an agreement.  There can be no assurance  that SCP will not exercise  its right to cause us to redeem the Series A preferred  shares at any time.

o    Capital Requirements at the Property Level. Our anticipated cash flows from operations in 2002 will not be sufficient to fund our anticipated operating and capital needs, the payment of preferred  dividends,  and the payment of quarterly  distributions on our common  shares/units at the historical rate of $.3375 per share . In 2002,  we  anticipate  the funding of  significant capital  for our  suburban  office  portfolio  to  retenant  space that has recently  vacated  or is  anticipated  to be vacated  during  the year.  In addition,  as our Dearborn Center  development  nears  completion,  we have funded, and anticipate  funding,  certain costs and expenses related to the project  that are not  being  funded  from any  project  financing  source, including 50% of the current pay requirement on the mezzanine financing and the funding of a potential  sublease  obligation in connection  with one of the anchor tenant leases (see "Recent Events" below).

     The terms of our Series B preferred shares prevent us from paying dividends to our Series A preferred  shareholder unless we pay all current and accumulated dividends  on the  Series  B  preferred  shares.  The  holders  of our  Series A preferred shares have the right to elect one additional  member to our Board (or two  additional  members if our Board  consists  of more than 10 members) if two consecutive  quarterly  distributions  (i) on the Series A preferred  shares, or
(ii) on our common  shares in the amount of at least  $0.3375  per share are not made.  The term of any Trustee  elected by the Series A  preferred  shareholders will expire,  as  applicable,  whenever all arrears in dividends on the Series A preferred shares have been paid and current dividends declared and set apart for payment,  or when the Trust has paid a dividend  on our  common  shares at least equal to  $0.3375  for two  consecutive  quarters.  The  holders of our Series B preferred  shares  would have the right to elect two  additional  members to our
Board if six  consecutive  quarterly  distributions  on the  Series B  preferred shares are not made. The term of any Trustees  elected by the Series B preferred shareholders  will  expire  whenever  all arrears in  dividends  on the Series B preferred shares have been paid and current dividends declared and set apart for payment.

     Any future distributions on our preferred and common shares will be made at the discretion of our Board. These  distributions will depend on the actual cash available for distribution,  our financial condition, capital requirements,  the completion of certain proposed capital events,  including  certain  refinancings and asset sales, the annual distribution  requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant.  We can give no assurance  that we will be able to complete the foregoing  capital events or, if they are  completed,  whether they will be on terms that are favorable to us. We also can give no assurances  that if these capital events are completed on terms favorable  to us or  otherwise,  distributions  on our common  shares and common units will be resumed  either for the first  quarter of 2002 or  thereafter,  or that we will be able to pay dividends on our preferred shares.

     We are currently  contemplating  asset sales (see “Review of Strategic
Alternatives”) and the issuance of additional debt, preferred shares and/or common shares.  Given our current level of debt,  availability of collateral and our current financing arrangements, we may not be able to obtain additional debt at  interest  rates  which are below the rates of return on our  properties.  In addition,  any equity  capital we might  raise may be  dilutive  to our  current common  shareholders.  There can be no assurance that we will  consummate  debt, equity or asset sales  transactions  which would  yield  proceeds of  sufficient nature and in a timeframe  necessary to fund our projected operating and capital needs on a current basis.

     Review of Strategic Alternatives. In August 2000, our Board announced their decision  to engage a team of  financial  advisors  to  assist  us in  reviewing various strategic alternatives to maximize the value to our shareholders.  Since then, we received several expressions of interest from third parties,  including interest in pursuing  portfolio asset sales, as well as joint venture and merger possibilities.  On August 30,  2001,  we entered  into a Support and  Standstill
Agreement with Cadim,  inc.  ("Cadim"),  an affiliate of CDP Capital  [Caisse de depot et placement  du Quebec],  and The Prime Group,  Inc.  ("PGI"),  to, among other  things,  support  the  acquisition  by  Cadim  and  PGI  of  100%  of our outstanding  common  shares  and  100% of the  outstanding  common  units of our
Operating  Partnership  for  $14.50 per  common  share and unit,  other than the shares  and  units  owned by PGI and its  affiliates.  PGI is a  privately  held company controlled by Michael W. Reschke, the Chairman of our Board. The Support
and  Standstill  Agreement  required all of the parties to use  reasonable  best efforts to  negotiate  in good faith and  execute  definitive  documentation  on reasonable  and  customary  terms subject to Cadim's  satisfaction  with its due diligence  investigation  within  thirty  days.  On September  14, 2001,  at the request of Cadim,  we granted  Cadim an  extension  of  thirty-day  period until
October 12, 2001.  On or about  October 11, 2001, we were informed by Cadim that they no longer  desired to  proceed  with the  acquisition  at $14.50 per common share and unit,  and  although we continued  negotiations  with Cadim after this date, all discussions relating to the proposed transaction  ultimately ceased in late October 2001.

     Since October  2001,  we have resumed our efforts in exploring  alternative strategic transactions. Notwithstanding the substantial and continuing effort he thrity  of  management  and our  financial  advisors,  we have not  successfully completed a strategic  transaction  which we believe is in the best interests of our shareholders.  However, we continue to engage in contract  negotiations with third parties to sell certain properties in our portfolio.  If we enter into any definitive  contracts  as a result of these  negotiations,  they are expected to provide  the buyers  with due  diligence  periods  before  they  become  binding contracts.  In addition,  significant  modifications  to any such sales contract could be made during the due diligence period. There can be no assurance that we will consummate any sale  transactions  or that senior  management and our Board would  find  any  proposed  modifications  arising  out  of a  buyer’s  due diligence investigation acceptable.

     Net proceeds from any asset sale transaction are anticipated to be utilized to repay debt,  fund  ongoing  capital  improvement  needs  and/or  repurchase a portion or all of our Series A preferred  shares. A portion of any proceeds also may be used for general and corporate  operating  purposes,  to pay dividends on our common or  preferred  shares and to  consummate  tax-deferred  exchanges  to minimize any tax indemnity  exposure to us as a result of the taxable  income to certain  parties from the sale of  properties,  which are covered under existing tax  indemnification  agreements  that  we  entered  into  in  November  1997 in connection with our formation and initial public offering.

     Development  Activity.  We commenced  construction  of our Dearborn  Center development,  located in downtown Chicago, in April 2000. This state-of-the-art, technically-advanced Class A office tower will contain approximately 1.5 million rentable  square feet. It is expected to be available for low-rise  occupancy by the end of the third  quarter  of 2002 and fully  completed  during  the  second quarter of 2003.

     Based on ongoing  marketing  activities and  discussions  with  prospective tenants,  we expect that over the next several  years there will be  significant demand  from  several  large  tenants  that are unable to find  large  blocks of contiguous  Class A office  space in downtown  Chicago.  This demand may lead to office development opportunities.  These opportunities will be somewhat tempered in  the  near  term  by  current  economic  conditions  and  the  number  of new developments  underway.  We believe that our significant  land holdings and land option rights will provide us with a distinct  advantage in competing for future development  opportunities as they arise,  especially in downtown Chicago. We do not,  however,  anticipate  undertaking any new speculative  office  development activity in the near  future.  If we do so, any new  development  activity  will likely  involve  joint  ventures  with  other  entities  which  would  provide a significant  portion of the required equity capital.  Our Services  Company also may perform  build to suit  development  for sale which we  anticipate  would be funded by the purchaser.

     Acquisition  Activity.  Given the  scope of our  projects  currently  under development, general economic conditions and our capital availability, we do not anticipate any significant  property  acquisitions during the next year. Certain tax-deferred  exchanges,  however,  may be desirable in connection with property sales in order to eliminate or minimize any payments required under existing tax indemnification agreements.

     Financing  Policy.  In December 1998, our Board adopted a financing policy, which currently has the following targets: (i) a minimum interest coverage ratio of 2.25,  (ii) a minimum fixed coverage  charge ratio of 1.90,  (iii) a ratio of debt-to-net  asset  value of no more than 50%,  and (iv)  unencumbered  cash and credit  availability of at least $40.0 million, of which $15.0 million should be cash on hand.  The  foregoing  ratios and  measures are  calculated  pursuant to detailed definitions set by our Board, and, in some instances, are adjusted over time pursuant to a schedule set by our Board.  The above targets do not bind the
Board and do not mean that we will  operate  within each of these  ratios at all times.  Our Board has approved in the past,  and has the authority to approve in the future,  transactions and other actions which will cause non-compliance with this policy.

     At present,  and as a result of a combination of factors and circumstances, we are not in  compliance  with any of the above  targets and do not  anticipate being in compliance during 2002. As a result, both our investment  committee and our Board must approve all financing and  acquisition or disposition  activities until the targets are met. Our Board may alter our financing  policy without the consent of our shareholders,  and our organizational  documents do not limit the amount or type of indebtedness that we may incur.

     We intend to use one or more  sources of capital  for  current  development activities as well as the funding of property level capital needs. If available, these capital sources may include  undistributed  cash flow,  property  specific non-recourse  and/or  recourse  debt,  proceeds  from the issuance of long-term, tax-exempt  bonds and other debt or equity  securities,  bank and  institutional borrowings or proceeds from the sale of assets or joint ventures.

Recent Developments

     During 2001, we acquired,  placed in service or sold the  following  office and industrial properties and parcels of land:

                                                      Acquisition/
                                             Net      Development
                                          Rentable     Cost/Sales    Mortgage     Month
                                           Square      Price (In     Debt (In   Acquired/
         Property          Location      Feet/Acres    Millions)     Millions)     Sold
-------------------------------------------------------------------------------------------
Acquired
Industrial:
 200 South Mitchell Court Addison, IL       152,100    $    6.1     $   4.2       August
                                        =========================================

Land:
 Aurora (1)               Aurora, IL     31.4 Acres    $    2.6         -          March
                                        =========================================

Sold
Office:
 2675 N. Mayfair          Wauwatosa, WI     101,767    $    8.8         -          April
                                        =========================================

Industrial:
 6700 Touhy (2)           Niles, IL         120,000    $    5.7     $   2.9        March
  43-47 Hintz Road (3)    Wheeling, IL      310,156        11.7         5.6         May
                                        -----------------------------------------

                                            430,156     $  17.4     $   8.5
                                        =========================================

Land:
 Jorie Plaza              Oak Brook, IL   1.8 Acres    $    1.6     $   -          March
                                        =========================================

(1)  The Aurora land contracts  require us to purchase an additional  30.3 acres by June 26, 2003, for additional  aggregate  consideration of $2.6 million.
     Certain minimum installment  payments are required;  however, the timing of purchases is at our sole discretion.  During 2001, we made four installment payments totaling $0.6 million.
(2)  The proceeds of this sale were deposited into a tax deferred exchange trust and used to acquire 200 South Mitchell Court.
(3)  The  proceeds of this sale were  initially  deposited  into a tax  deferred exchange  trust.  In November 2001, we elected not to use these proceeds to acquire a replacement property but rather elected to use these proceeds for general  corporate  purposes.  A portion of the gain on this  property  was covered by tax  indemnity  agreements  with two  partners in our  Operating
     Partnership.  As a result,  we are liable to the partners for approximately
     $1.2 million of tax indemnity payments under these agreements.

     In January  2001,  we received  $290.0  million in  construction  financing commitments,  consisting of a $65.0 million  mezzanine  facility  (with draws of
$57.2 million being funded in 2001) and a first mortgage construction loan (with draws of $48.4  million  being funded in 2001)  ranging  from $220.0  million to
$230.0  million  (with a maximum loan amount of $225.0  million if the mezzanine facility is fully funded) for our Dearborn Center office development in downtown
Chicago.  We  anticipate  low-rise  occupancy by the end of the third quarter of
2002 and completing the project during the second quarter of 2003. The mezzanine facility bears  interest at an initial pay rate of 12% (up to 50% of which,  but not more  than  $10.0  million,  of which  $2.2  million  has been  funded as of
December 31, 2001, may be funded from the mezzanine facility) with an additional
accrual  rate  ranging  from  9.5%  to  13%,   dependent  upon  certain  leasing
thresholds.  The facility matures in January 2004, and we have a right to extend the  maturity  date  for  one  year,  subject  to the  satisfaction  of  certain conditions.  The  construction  loan bears  interest  ranging from LIBOR plus an amount from 2.25% up to 2.65%, dependent upon the achievement of certain leasing thresholds,  and  matures  in  January  2004.  We have the right to  extend  the maturity date for one year subject to the satisfaction of certain conditions. We have  guaranteed  $60.0  million of the  construction  loan  amount.  Both loans contain a liquidity  covenant  requiring  us to maintain a minimum  unrestricted cash balance of $20.0 million at the end of each fiscal  quarter  beginning with the end of the fiscal quarter ended December 31, 2000. At December 31, 2001, our unrestricted  cash balances were less than $20.0  million.  We obtained  waivers from  the  respective  lenders  of  this  covenant  at  December  31,  2001.  In consideration  for the waiver from the lenders,  we are required to deposit $2.0 million into a cash  collateral  account over a four-month  period,  with a $0.5 million initial deposit made at the time the waiver was given, and to pledge, as additional  collateral under the loans, the tax increment  financing  assistance that we will receive from the City of Chicago  with  respect to Dearborn  Center.
The waiver  covers the  quarters  ended  December  31, 2001 and March 31,  2002.
Unless we are  successful  in  executing  a capital  transaction  sufficient  to address our operating and financing  needs,  including  this  covenant,  we will require  additional waivers in the future.  Additionally,  the lenders agreed to permanently reduce the $20.0 million unrestricted cash balance covenant to $17.5 million.

     In February  2001, we executed a new lease with Citadel  Investment  Group,
L.L.P. for  approximately  206,000  rentable square feet in Dearborn Center.  As part of the lease  transaction,  we  agreed  to  reimburse  the  tenant  for its financial  obligations,  consisting  of base  rent  and the pro  rata  share  of operating expenses and real estate taxes, under the tenant’s 161,000 square foot lease for future  occupancy  at One North  Wacker  Drive,  a Class A office building recently  constructed in downtown Chicago,  and owned by a third party.
The assumed lease is for a period of ten years and six months,  commences  March
1, 2002,  and has an estimated  total gross rental  obligation of  approximately
$82.0  million over the  126-month  term.  We intend to mitigate  our  financial obligations  by  subleasing  this  space.  The  owners of One North  Wacker  are obligated to provide us with a $47.50 per square foot cash  allowance for tenant improvements.  We have recorded  approximately  $3.8 million in our December 31,
2001 financial statements,  representing our estimate of the net loss related to this obligation.

     As a  condition  to  granting  their  consent to the  206,000  square  foot
Dearborn Center lease discussed  above, the project lenders required (a) that we deposit,  over time, an additional $6.8 million in escrow with the lenders to be used to pay for  certain  costs that could be incurred  in  connection  with our subleasing of the tenant’s  space under its lease at One North Wacker Drive
(as of December 31, 2001, $3.8 million was deposited) and (b) $2.0 million of an escrow already  established  with the lenders be used to pay for certain leasing commissions and tenant  improvement costs related to the tenant’s  space at
Dearborn Center.

     On August 22, 2001,  we entered into an interest rate cap agreement for the period from January 22, 2002 through  January 5, 2004.  The interest  rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4%  over the term of the cap  agreement.  The  notional  amount  of the cap begins at $81.0  million and  increases  over the term of the cap agreement to a maximum of $230.0 million,  based on increases  anticipated in the  construction loan during the expected construction period of the property.

     In March 2001, we entered into an agreement to amend a loan collateralized, in part,  by a pledge  of the  first  mortgage  loan  that we held and  which is secured by the property known as 180 North LaSalle Street in Chicago,  Illinois.
The original commitment under the loan was $64.0 million, of which $52.0 million had been disbursed.  We have entered into an interest rate cap agreement for the full term of the loan at a LIBOR  index  rate of  7.25%.  Under the terms of the amendment,  the  maximum  loan  amount  was  reduced  to $60.0  million  and the remaining $8.0 million of borrowing  availability  was funded.  Restricted  cash escrows at  December  31, 2001  include  $2.5  million  related to this loan for future capital expenditures,  tenant improvements and lease commissions. As part of the  agreement,  we  agreed to allow the  lender  to  securitize  the loan by utilizing  a REMIC,  if  desirable.  The REMIC  closed on October  30,  2001 and matures on January 15, 2004. The lender has  transferred the first mortgage loan to the  REMIC.  The  principal  amount  of the REMIC is  $113.7  million  and is
comprised  of  three  classes  of  certificate   holders.   Class  “A”
certificates represent the original first mortgage holder owning a $60.0 million priority  interest,  Class  “B”  certificates  are  owned  by  us  and represent a $53.7 million interest subordinate to the Class A certificates,  and the Class  “R”  certificates  represent any residual amounts due to us upon any sale of the property  should net proceeds  exceed $113.7  million.  The interest rate on the Class “A” certificate is LIBOR plus 3.75% and the interest note on the Class “B”  certificate is equal to the difference between  (i) 16.22%  and (ii) the  product of LIBOR  multiplied  by 1.1179.  Our
Services  Company acts as the loan servicer for the REMIC and we account for our ownership interest of this property on a consolidated basis.

     In March 2001, we amended the $20.0 million mezzanine loan secured by three of our assets and a $9.0 million letter of credit  facility with the same lender to, among other  things,  increase the interest rate from LIBOR plus 6% to LIBOR plus 7% and we pledged additional  collateral for this loan in consideration for receiving a waiver of a certain  loan  covenant we did not meet in 2000.  We are also  required  to limit  the  amount of  distributions  that can be paid to our common stockholders/unitholders to a maximum of 90% of funds from operations (as defined) for each  calendar  year.  At December  31, 2001,  we did not meet this requirement  with  respect to calendar  year 2001.  In March  2002,  we obtained amendments  to both  the loan and the  letter  of  credit  facility.  Under  the amendments,  we obtained a waiver of the distribution covenant for calendar year
2001, and were required, among other things, to increase a $3.5 million guaranty related to a $12.5  million  mezzanine  facility on our 33 West Monroe  property with the same lender to a full guaranty of the mezzanine loan.

     In May 2001, we amended the loan  collateralized  by the property  known as
Enterprise  Drive I located in Westchester,  Illinois.  The date by which we had the right to convert  this loan from a variable  rate loan to a long-term  fixed rate loan with a maturity date of May 31, 2005, was extended one year to May 17,
2002, while the interest rate increased from LIBOR plus 2.3% to LIBOR plus 2.4%.
The monthly principal payments also increased  slightly.  We have guaranteed 25%
of this loan.

     In July 2001, we amended the $7.4 million loan on 1990-2060 Algonquin Road,
Schaumburg, Illinois, to extend, for and additional 12 months, the period during which we had the option to convert the loan from a floating rate loan to a fixed rate loan, and to slightly  increase the required monthly principal and interest payments.

     Primestone Investment Partners L.P. (“Primestone”) owns 7,944,893 limited partner common units (the “Primestone Units”) of our Operating
Partnership  and was formed in connection  with our initial public offering as a joint venture  between an affiliate of PGI and an affiliate of  Blackstone  Real
Estate Advisors, L.P. (“Blackstone”).  PGI is a privately held company controlled by Mr. Reschke. During October 2000, Primestone extended the maturity of a $40.0  million  senior  secured  loan (the  “Senior  Loan”)  from affiliates of Prudential Securities Incorporated (the “Senior Lender”)
and obtained a $62.0 million  secured  subordinate  loan (the  “Subordinate
Loan”)  from  Vornado PS,  L.L.C.  an  affiliate  of Vornado  Realty  Trust
(“Subordinate  Lender”)  and used the proceeds of the Subordinate Loan to purchase  Blackstone’s  40% equity interest in Primestone  pursuant to a put option held by Blackstone.  As a result of the  transaction,  PGI is now the
100% owner of  Primestone,  making PGI the Operating  Partnership’s  second largest equity holder,  after us, as a result of its beneficial ownership of the
Primestone  Units.  Primestone  has pledged the  Primestone  Units as collateral under both loans. The Primestone  Units are by their terms  exchangeable for our common shares,  on a one-for-one  basis or, at our option,  in cash equal to the fair market value of a common share at the time of exchange, subject to the 9.9%
common share ownership limitation set forth in our charter.

     As part of the financing for the transaction,  PGI’s lenders requested certain consents and other agreements from us, including:
(i)  a waiver of the 9.9% common  share  ownership  limitation  set forth in our charter  and  certain  Maryland  anti-takeover  statutes  in the  event the
     Subordinate  Lender  obtains  ownership  of the  Primestone  Units  after a foreclosure or similar action;

(ii) a right of the  Subordinate  Lender to appoint  its  designee  to our Board
     (which  position is subject to re-election by our  shareholders in the same manner as all other Trustees) in the event that (a) our Board concluded, no earlier than six months after  closing of the  financing,  that we were not likely to execute a strategic  transaction  within twelve (12) months after the closing of the financing pursuant to its previously announced review of strategic  alternatives,  or  (b)  such  a  strategic  transaction  is  not consummated within such twelve (12) month period; and

(iii)the  shortening  of  certain  time  periods of notice  under our  Operating
     Partnership's  partnership  agreement in the event either lender forecloses on the  Primestone  Units and elects to exchange  such units for our common shares.

     To address the Subordinate Lender’s requests, our independent Trustees retained an  independent  financial  advisor and  independent  legal  counsel to advise the independent  Trustees as to the  reasonableness  and fairness of such requests.  The independent Trustees consented to such requests provided that the
Subordinate  Lender agreed to certain conditions to protect us. These conditions included a standstill  agreement,  which prohibits the Subordinate Lender or any of its  affiliates  from owning our common  shares or  partnership  units in our
Operating Partnership, except for the Primestone Units, in the event of a change of ownership following a successful foreclosure.

     In addition,  Mr. Reschke and Richard S. Curto, our Chief Executive Officer
and one of our Trustees, agreed with the Subordinate Lender that in the event of a bankruptcy of Primestone,  us, PGI or certain of PGI’s affiliates,  or in the event the Subordinate Lender becomes the owner of the Primestone Units after a successful  foreclosure  action, that Mr. Reschke and Curto would tender their resignations to our Board.

     Cadim,  PGI and we entered into an exclusivity  agreement  dated August 30,
2001  pursuant to which we agreed to  negotiate  exclusively  with Cadim and PGI concerning  their offer to acquire  for $14.50 per share all of our  outstanding equity  securities,  other  than our  Series B  preferred  shares and the common shares  and  units  already  owned by PGI and  certain  of its  affiliates.  The exclusivity period contained in the exclusivity agreement expired on October 12,
2001,  and although we continued  negotiations  with Cadim after this date,  all discussions ultimately ceased in late October 2001.

     On November 2, 2001,  the  Subordinate  Lender and its  affiliates  filed a
Schedule 13D with the  Securities  and Exchange  Commission  (the  “Vornado
Schedule  13D”),  describing,  among other things,  the Senior Loan and the
Subordinate  Loan.  According to the Vornado Schedule 13D,  Primestone failed to repay the  Subordinate  Loan on its maturity  date of October 25, 2001,  and the
Subordinate  Lender  declared a default as a result of this failure.  On October
31,  2001,  the  Subordinate  Lender  purchased  the Senior Loan from the Senior
Lender and, as a result,  now holds both of the loans.  The Vornado Schedule 13D further states that  Subordinate  Lender has commenced  foreclosure  against the
Primestone Units securing the Subordinate Loan (the  “Proposed  Foreclosure
Sale”)  and is currently  exploring  all other  available  legal rights and remedies in order to obtain repayment of the loan. The Vornado Schedule 13D also stated that the Proposed  Foreclosure  Sale of the Primestone Units was expected to be conducted  pursuant to the  provisions of the Uniform  Commercial  Code on
November 20, 2001,  and  Subordinate  Lender or any of its affiliates may bid at the auction.

     Since  the date of the  filing of the  Vornado  Schedule  13D,  Subordinate
Lender,  Cadim,  Primestone  and  their  affiliates  have made  various  updated disclosures  regarding the status of the Senior Loan, the Subordinate  Loan, the
Primestone  Units  and the  Proposed  Foreclosure  Sale on  amendments  to their respective  Statements  on Schedule 13D filed with the  Securities  and Exchange
Commission.  The disclosures  concerning these matters described below are based in part on the information provided in those schedules.

     On November 13, 2001, Mr. Reschke and Mr. Curto  delivered  written notices to us and our Board.  The  notices  stated that Mr.  Reschke and Mr.  Curto were
rescinding  the  resignation  letters  previously   delivered  by  them  to  the
Subordinate  Lender  to be  held in  escrow  and  gave  notice  to us that  both individuals no longer intended to resign from their current executive  positions with us or from our Board.

     On November 19, 2001, the  Subordinate  Lender sued  Primestone in Delaware state court in connection  with the Proposed  Foreclosure  Sale  seeking,  among other things:  (i) injunctive  relief barring  Primestone or its affiliates from filing  litigation to contest the Proposed  Foreclosure  Sale, (ii)  declaratory relief providing that a default had occurred under both loans, (iii) recovery of
expenses  and  costs,   and  (iv)  specific   performance  of  the   Subordinate
Lender’s right to payment (the “Vornado Lawsuit”).

     On November 19, 2001,  Primestone  filed a voluntary  Chapter 11 bankruptcy petition in the United  States  Bankruptcy  Court for the  District of Delaware,
which had the initial  effect of  temporarily  staying the Proposed  Foreclosure
Sale and the Vornado  Lawsuit.  On March 18,  2002,  Primestone  filed a Plan of
Reorganization    under   Chapter   11   with   the   Bankruptcy    Court   (the
“Reorganization  Plan”).  The Reorganization  Plan provides,  in part, that Primestone  plans to repay the Senior Loan and the Subordinate Loan in full after offsetting the amount of claims due Primestone from the Subordinate Lender and its affiliates,  based on the final judicial  determination or settlement of such claims.

     On November 20, 2001, the Subordinate  Lender and certain of its affiliates filed an amendment to the Vornado Schedule 13D, disclosing,  among other things, the Subordinate Lender and its affiliate,  Vornado Realty L.P., had entered into a Participation  Agreement dated November 19, 2001 with Cadim  Acquisition,  LLC
(“Cadim Acquisition”) and Cadim relating to the two loans owned by the
Subordinate Lender.  Under the Participation  Agreement,  Cadim Acquisition paid
Subordinate  Lender  approximately  $50.0  million  for (a) an  undivided  50.0%
participating  interest in the Senior Loan and the Subordinated Loan, subject to a $4.8 million  preferential  distribution to the Subordinated Lender, and (b) a contribution to a possible joint effort with Subordinate  Lender with respect to a possible strategic  transaction  relating to us (although the amendment to the
Vornado Schedule 13D states that as of the date of the  Participation  Agreement and as of the date of the amendment there is no agreement between the parties as to any such joint effort).

     On December 10, 2001, PGI and certain of its  affiliates  filed a complaint against Cadim,  certain of its affiliates and certain other third parties in the
Circuit Court of Cook County (the “Cadim Lawsuit”). alleging, in part, that Cadim:  (i) defaulted in its  commitments  to fund a five-year term loan to
Primestone  to repay  the  Senior  Loan  and the  Subordinate  Loan,  and to use
“good  faith”  to  finalize a  definitive  merger  agreement  with PGI relating  to us,  (ii)  tortiously  interfered  with the  contract  between  the
Subordinate  Lender and Primestone and (iii) conspired to acquire control of the
Primestone  Units.  PGI and their  affiliates are seeking  specific  performance against  Cadim to compel Cadim to fund the term loan to  Primestone,  to proceed with  the  acquisition  of us at a cash  price of  $14.50  per  share/unit,  the imposition of a constructive trust over Cadim’s interest in the Senior Loan and the Subordinate  Loan, and actual and punitive monetary damages of an amount in excess of $150.0 million.

     On December 18, 2001,  Primestone’s  bankruptcy petition was dismissed and, as a  consequence,  the automatic stay of the  Foreclosure  Auction and the
Vornado Lawsuit was lifted.  Primestone  subsequently  appealed the dismissal of the  bankruptcy  petition to the United States  District  Court for the District
Court of Delaware (the “Delaware District Court”) and requested a stay of the Bankruptcy Court’s dismissal order pending appeal.

     On December 20, 2001, the Cadim Lawsuit was amended to add the  Subordinate
Lender and certain of its  affiliates as defendants  and to add  Primestone as a plaintiff.  In addition,  the amended  Complaint sought a temporary  restraining order, preliminary injunction and permanent injunction barring Cadim and Vornado from foreclosing on the Primestone Units.

     On December 20, 2001, the Subordinate Lender delivered the original, signed resignation  letters  of Mr.  Reschke  and Mr.  Curto to the  Trust.  Our  Board
consulted with its outside legal counsel, who advised the Board that in light of the fact that Mr.  Reschke  and Curto  clearly  did not  intend to  resign,  the resignation letters delivered by the Subordinate Lender did not constitute valid resignations.  Consistent with this advice of counsel,  the Board took no action with respect to the resignation letters.
     On January 28, 2002,  the Delaware  District  Court affirmed the Bankruptcy
Court’s  December 18, 2001, order dismissing  Primestone’s  bankruptcy petition.  Primestone appealed the District Court’s January 28 order to the
Third  Circuit  Court  of  Appeals,  and  requested  a stay  of  the  Bankruptcy
Court’s dismissal order pending such appeal.

     On January 29, 2002,  Subordinate Lender and an affiliate filed a complaint against Mr. Reschke in the Supreme Court of the State of New York, County of New
York seeking (i) specific performance of Mr. Reschke’s  agreement to resign from  all  his  positions  as  trustee,  director  or  officer  with  us and our affiliates,  (ii) an award of damages to Subordinate  Lender for costs,  losses, damages  and  expenses  incurred  as a  result  of the  Primestone  filing  of a
bankruptcy  petition  and  its  and  Mr.  Reschke’s   efforts  to  obstruct
Subordinate  Lender’s rights under the Subordinate Loan and the Senior Loan and (iii) a declaration  of Mr.  Reschke’s  obligations  to pay such costs, losses,  damages and expenses  that are  incurred in the future.  On February 6,
2002,  Subordinate  Lender and an  affiliate  filed an amended  complaint in the foregoing  action to add a claim against Mr. Curto for specific  performance  of
Mr. Curto’s agreement to resign from all his positions as trustee, director or officer with us and our affiliates.

     On  February  13,  2002,  Primestone  filed a  counterclaim  in the Vornado
Lawsuit against the Subordinate  Lender and various of its affiliates  claiming, in part, that the Subordinate  Lender wrongfully  declared a default,  committed fraud  and other  wrongful  acts,  tortiously  interfered  with the  contractual commitments  between  Cadim and PGI,  and  conspired  with Cadim inc. to acquire control of the Primestone Units through  wrongful means,  including the Proposed
Foreclosure Sale.  Primestone is seeking  injunctive relief, the imposition of a constructive trust over the Senior Loan and the Subordinate Loan, and actual and punitive monetary damages of an amount in excess of $150.0 million.  The Vornado
Lawsuit,  other  than  the  Primestone  counterclaim,  has  been  stayed  by the automatic stay provisions of the Bankruptcy Code, as discussed below.

     On  February  15,  2002,  the  Third  Circuit  Court  of  Appeals   granted
Primestone’s  request for a stay  pending  appeal,  which has the effect of staying the Vornado Lawsuit and the Proposed Foreclosure Sale.

     As described  above, in connection with the making of the Subordinate  Loan to  Primestone,  we made  certain  accommodations  for the  Subordinate  Lender, including  granting the Subordinate  Lender the right to appoint its designee to our Board (which  position is subject to re-election by our  shareholders in the same  manner as all other  Trustees)  in  certain  circumstances.  Although  the
Subordinate  Lender could currently  exercise this right, the Subordinate Lender has not to date provided us with any notice that it has elected to exercise such right.

     On  January  2,  2002,  we  replaced  previously  issued  letters of credit totaling  $48.8 million with letters of credit  totaling $25.2 million issued by
LaSalle  Bank,  N.A. The letters of credit  provide  credit  support for certain
Industrial Development Revenue Bonds (“IDRB’s”).  The IDRB’s
are secured by collateral  consisting of 2,470,933  square feet of manufacturing facilities located in Chicago,  Illinois and Hammond and East Chicago,  Indiana.
The letters of credit have an annual cost of 2.35% and a term of five years.  As part  of  this  transaction,  we  purchased  $23.3  million  of the  IDRB’s utilizing  $23.0  million of funds from  escrows  previously  securing the $48.8 million  letters  of credit and $0.3  million  of cash.  Under the new letter of credit  facility,  we have guaranteed all of the  borrower’s  reimbursement obligations.  Additionally,  we pledged the bonds purchased of $23.3 million, as well as 304,506  square feet of  industrial  office space in Arlington  Heights,
Illinois, as security for our obligations under the guaranty.

     On January 8, 2002, our joint venture partner in the Pine Meadows Corporate
Center development in Libertyville,  Illinois gave written notice, in accordance with the terms of the joint  venture  agreement,  of its  intent not to fund its capital contribution necessary to develop a second office building.

     On January 9, 2002,  we extended  the  maturity  date of the $30.0  million mortgage note payable  secured by 100% of our  ownership  interest in IBM Plaza,
Chicago,  Illinois,  until  February  23,  2003 for a fee of $0.2  million.  The principal balance as of December 31, 2001 was $29.4 million.

     On January  16,  2002,  due to a number of factors,  including  our capital resources  and needs,  our Board  decided  not to pay a  dividend  on the common shares/units for the fourth quarter of 2001.

     On January 16, 2002,  we exercised  our put right and assigned our interest in a joint venture  which owns a  development  site located at Monroe Street and
Wacker  Drive in  downtown  Chicago,  to our  joint  venture  partner  for $22.9 million.  We used $16.5  million of the cash  proceeds to repay a loan the joint venture  partner made to us in 2001. We have an option,  until June 28, 2002, to repurchase  our  interest  in the joint  venture  for $22.9  million  plus a 10%
compounded return. We recorded a $15.1 million provision for asset impairment on our investment in the joint venture in 2001.

     On February 5, 2002, we sold 19.7 acres of vacant land in Aurora,  Illinois for $3.4  million.  A portion of the proceeds  from the sale has been  deposited into a tax-deferred  exchange trust.  Our Services  Company agreed to act as the developer in connection with the  construction of a 350,000 square foot build to suit  industrial  building on this property.  In connection  with this sale, our
Services  Company  agreed to acquire a 222,840 square foot  industrial  building located  in  Aurora,  Illinois  for $10.4  million.  Our  Services  Company  has contracted  with a third party to acquire this  property  from us for a purchase price of $10.4 million.  As part of this sale, the Services  Company will master lease vacant space in the building for two years for total rent of approximately
$0.7 million.

     On February 22, 2002, we amended the securities purchase agreement with SCP and agreed to pay a deferral payment,  as defined,  of 3.5% of the $40.0 million aggregate  liquidation value of our outstanding Series A preferred shares.  This payment  accrues from February 8, 2002 to the date of notice of  redemption  and compounds  quarterly beginning March 31, 2002. The deferral payment increases by
0.50% every 90 days up to a maximum rate of 5.25%.

     On February 28, 2002, we sold 52.5 acres of vacant land in Aurora, Illinois for $7.0 million.  Approximately  33 acres of the 52.5 acres were acquired by us immediately prior to the sale for a purchase price of $2.7 million.

     On  March 7,  2002,  pursuant  to a  contract  entered  into as part of our initial  public  offering,  we acquired  24.9 acres of land from  affiliates  of
Stephen J.  Nardi,  a member of our Board,  for a total  purchase  price of $3.3 million  paid  in  344,331  common  units  in our  Operating  Partnership.  This completed our obligation under this contract.

     Under the terms of three mortgage loans payable totaling $81.1 million,  we are required to maintain $20.0 million in unrestricted  cash balances at the end of each  fiscal  quarter.  At  December  31,  2001,  we did not have  sufficient unrestricted cash balances to meet this requirement. During the first quarter of
2002, we obtained a waiver from the lender for the fiscal quarter ended December
31, 2001. We do not expect to meet this  requirement as of March 31, 2002 and we are  engaged  in  discussions  with the lender to obtain a waiver for the fiscal quarter ended March 31, 2002.

During 2001, we incurred the following new indebtedness:

                                         Original
                                           Loan
                                        Commitment
                                          Amount
                                           (In                        Maturity
             Collateral (1)              Millions)   Interest Rate      Date
----------------------------------------------------------------------------
Dearborn Center Construction Loan (2)     $220.0       LIBOR + 2.65%    1/04
180 North LaSalle Street (3)(4)             60.0       LIBOR + 3.75%    1/04
Dearborn Center JV Interest (2)             65.0            (2)         1/04
Monroe Wacker JV Interest (3)(5)            16.5          12.00%        1/02
2305 Enterprise Drive (6)(7)                 6.0           7.63%        3/11
Pine Meadows Single-Story (3)(8)            10.5       LIBOR + 3.0%     4/02
Pine Meadows Center-Bldg D. (6)(9)          11.5           7.63%        4/11
National City Center (6)(10)                67.0       LIBOR + 3.05%    4/06
Aurora Vacant Land, Aurora,                 12.0          16.00%        3/02
Illinois (3)(11)
200 S. Mitchell Court (6)(12)                4.2       PRIME + 1.0%     9/03

(1)  All of the loans are  subject  to  various  financial  and other  operating covenants and are  collateralized  by mortgages on the  properties,  unless otherwise  indicated.
(2)  The loan commitment  includes a $65.0 million mezzanine facility secured by
     100% of the joint venture's  ownership  interests in Dearborn  Center.  The mezzanine  loan bears  interest at an initial pay rate of 12% (up to 50% of which,  but no more than $10.0  million,  may be funded from the  mezzanine facility)  with  an  additional  accrual  rate  ranging  from  9.5% to 13%, dependent upon certain  leasing  thresholds.  We have a right to extend the maturity  date  for  one  year  subject  to  the  satisfaction  of  certain conditions.  The loan requires us to guarantee  certain  obligations of the borrower including the obligation to substantially complete construction of the  property  and to  timely  pay  property  operating  expenses  and debt service. At the time we obtained the mezzanine facility, we also obtained a construction  loan with a total  commitment  ranging from $220.0 million to
     $230.0 million,  depending upon certain leasing  thresholds (with a maximum loan amount of $225.0  million if the $65.0 million  mezzanine  facility is fully  funded),  which is secured by a first  mortgage on Dearborn  Center.
     Draws of $48.4 million in the aggregate were funded under the  construction loan in 2001. The loan bears  interest  ranging from LIBOR plus 2.25% up to
     2.65%, dependent upon certain leasing thresholds. We have a right to extend the  maturity  date for one year  subject  to the  satisfaction  of certain conditions.  On August 22,  2001,  we  entered  into an  interest  rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25%  increasing to 7.4% over the term of the cap  agreement.  The notional  amount of the cap begins at $81.0 million and increases  over the term  of the cap  agreement  to a  maximum  of  $230.0  million,  based  on
     increases   anticipated  in  the  construction  loan  during  the  expected construction  period of the property.  We have guaranteed  $60.0 million of the  construction  loan  amount.  Both loans  contain a liquidity  covenant requiring  us to  maintain  a minimum  unrestricted  cash  balance of $20.0 million (as defined) at the end of every fiscal quarter  beginning with the quarter  ended  December  31,  2000.  In  addition,  the maximum  amount of distributions  that can be paid to our common  shareholders/unitholders  is
     90% of funds from operations (as defined) for the most recent four (4) full fiscal quarters.  At December 31, 2001, our  unrestricted  cash balance was less than $20.0  million and we have obtained  waivers from the  respective lenders.  In consideration for the waiver from the lenders, we are required to deposit $2.0 million into a cash collateral  account over a fourth month period, with a $0.5 million initial deposit made at the time the waiver was given,  and to pledge,  as additional  collateral  under the loans, the tax increment financing assistance that we will receive from the City of Chicago with  respect to Dearborn  Center.  The waiver  covers the  quarters  ended
     December 31, 2001 and March 31, 2002.  Additionally,  the lenders agreed to permanently reduce the $20.0 million  unrestricted cash balance covenant to
     $17.5  million.
 (3)  Interest is payable monthly, with principal due at maturity.
 (4) This loan was initially obtained and funded on July 12, 2000.
     On March 15, 2001, we borrowed an additional  $8.0 million,  secured by two mortgage notes receivable which are collateralized by the property known as
     180 North  LaSalle  Street,  located in  Chicago,  Illinois,  of which $2.7
     million  was   deposited   into  an  escrow   account  for  future   tenant
     improvements.  The total  loan  commitment  of $60.0  million  is now fully funded.  As part of the  March  2001  modification,  we agreed to allow the lender to securitize  the loan by utilizing a REMIC and allowing the lender to  syndicate  portions of the REMIC,  if  desirable.  The REMIC  closed on
     October 30,  2001.  The first  mortgage  loan has been  transferred  to the
     REMIC.  The amount of the REMIC is $113.7 million and is comprised of three classes  of  certificate  holders.  Class "A"  certificates  represent  the original first mortgage  holder owning a $60.0 million  priority  interest,
     Class  "B"  certificates  are  owned by us and  represent  a $53.7  million interest  subordinate  to the  Class  A  certificates,  and the  Class  "R"
     certificates  represent  any  residual  amounts due us upon any sale of the property should net proceeds  exceed $113.7  million.  The interest rate on the Class "A"  certificate  is LIBOR plus 3.75%,  the interest  rate on the
     Class "B"  certificate  is equal to the  difference  between (i) 16.22% and
     (ii) the product of LIBOR multiplied by 1.1179.
(5)  On January 19, 2001, we entered into a $16.5  million note payable  secured by a pledge of our  interest  in a joint  venture  which owns the  property known as the Monroe Wacker land located in Chicago, Illinois. This note was repaid on January 16, 2002.
(6)  Principal and interest are payable  monthly,  with the remaining  principal due at maturity.
(7)  On February 27, 2001, we refinanced the $5.45 million note payable  secured by a first mortgage on the property  known as Enterprise  Center II located in  Westchester,  Illinois  with the proceeds of a new $6.0  million  first mortgage.
(8)  On February 27, 2001, we refinanced a $8.03 million note payable secured by a first mortgage on the properties  known as Pine Meadows Center  Buildings
     A, B and C located in  Libertyville,  Illinois  with the  proceeds of a new
     $10.5 million first mortgage. We have guaranteed this loan.
(9)  On March 8, 2001, we  refinanced a $11.1 million note payable  secured by a first  mortgage on the  property  known as Pine Meadows  Center  Building D located in Libertyville,  Illinois with the proceeds of a new $11.5 million first mortgage.
(10) On April 30, 2001, we refinanced a $58.2 million note payable  secured by a first  mortgage on the property known as National City Center in Cleveland,
     Ohio with the proceeds of a $67.0  million first  mortgage.  A $1.0 million fee is due at maturity.  We have guaranteed  $13.4 million of the principal amount of this loan.
(11) On June 29, 2001, we extended for three months the $12.0  million  mortgage note payable collateralized by the land we own located in Aurora,  Illinois for a fee of $120,000.  On September  30, 2001, we extended the note for an additional two months for a fee of $120,000.  On November 30, 2001, we made a principal  payment of $4.0  million on the note and extended the maturity of $8.0 million until January 15, 2002 for a fee of $80,000. On January 15,
     2002 we extended the $8.0 million loan until February 15, 2002 for a fee of
     $80,000.  On February 5, 2002, we made a principal  payment of $2.2 million on the loan  from the  proceeds  of the sale of a  portion  of the  Aurora,
     Illinois land reducing the principal balance  outstanding,  to $5.8 million and we pledged as  additional  collateral  under the loan our 36.3 acres of vacant land in DeKalb, Illinois. On February 15, 2002, we extended the $5.8 million loan until March 1, 2002 for a fee of $14,500, plus expenses of the lender.  On February 28, 2002, we made a principal  payment of $2.8 million on the loan  from the  proceeds  of the sale of a  portion  of the  Aurora,
     Illinois land reducing the principal  balance  outstanding to $3.0 million.
     On March 1, 2002 we  extended  the loan until  March 31,  2002 for a fee of
     $30,000,  plus  expenses of the lender,  and agreed that the interest  rate would  increase by 2% on each of March 16,  2002,  March 23, 2002 and March
     30, 2002, if the loan has not been repaid.  We have  guaranteed  this loan.
     The  restrictive  covenants  of the loan  require  that we  receive  lender
     approval  to  incur  any  additional   indebtedness   beyond  the  existing
     indebtedness  as of March 30,  2001,  other than for  properties  currently under construction.
(12) On August 14, 2001, we borrowed  $4.2 million under a note payable  secured by a first  mortgage on the property known as 200 S. Mitchell Court located in Addison, Illinois. We have guaranteed this loan.

Segment Reporting Data

     See Note 15 to our  consolidated  financial  statements for a discussion of our operating segment data for the years ended December 31, 2001, 2000 and 1999.

Competition

     We compete with many other owners and  developers of office and  industrial real estate, some of which may have greater financial and marketing resources or expertise.  In addition, the amount of available space in competitive properties in any particular  market or submarket in which our properties are located could have a material  adverse  effect on both our  ability to lease  space and on the rents charged at our properties.  We believe that we are one of a limited number of  publicly-traded  real estate companies  primarily focusing on the office and industrial market in the Chicago metropolitan area.

Services Company

     The  Services  Company was formed in March 1997 under the laws of the State of  Maryland.  For the year  beginning  January 1, 2001,  the  Services  Company elected to be treated as a Taxable REIT  Subsidiary (as defined in the Code). As of January 1, 2001,  the common  stock of the Services  Company was  transferred from Mr. Reschke and Mr. Curto to the Operating  Partnership in exchange for the
Operating Partnership’s assumption of the notes receivable totaling $50,000 plus  interest  from Mr.  Reschke and Mr.  Curto which they had  provided to the
Services Company as  consideration  for their purchase of their shares of common stock.  The Operating  Partnership paid the Services Company the full amount due on the notes  receivable and the Services  Company  redeemed the preferred stock held by the Operating Partnership.

     The Services  Company  provides  certain  corporate  advisory,  management, leasing,  tenant improvement  construction,  painting and tenant  representation services to third parties. The Services Company’s leasing division provides leasing services for third-party  property owners.  The Services  Company’s tenant  improvements  division  provides  construction  management  services for tenant  improvements,  renovations and other  construction  related  services in connection  with our owned,  acquired,  developed  or managed  properties.  As a
Taxable REIT Subsidiary, the Services Company can provide services to tenants of our properties,  even if such services are not considered  services  customarily furnished in connection with the rental of real estate property, without causing the rental  income from such  properties  to be treated as other than rents from real property.

Government Regulations

     Environmental  Matters.  Phase I or similar environmental  assessments have
been  performed  by  independent   environmental   consultants  on  all  of  our
properties.  Phase I assessments are intended to discover information regarding, and to evaluate  the  environmental  condition  of, the  surveyed  property  and surrounding  properties.  Phase I  assessments  generally  include a  historical review,  a public  records  review,  an  investigation  of the surveyed site and surrounding  properties,  and the  preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

     We are  aware  of  environmental  contamination  at  certain  of our  older industrial properties  contributed to us as an equity contribution by PGI at the time  of our  initial  public  offering.  These  properties  are in  remediation programs sponsored by the appropriate state environmental  agencies.  PGI agreed
to  retain  liability,   and  indemnify  us,  for  the  costs  of  environmental
remediation  with regard to these  industrial  properties,  which  environmental consultants  have  estimated  will cost, in the  aggregate,  up to $3.2 million.
Based on such estimates,  certain properties PGI contributed recorded provisions for environmental remediation costs totaling $3.2 million in 1997 prior to their contribution. During 1997, PGI initiated lawsuits against a former owner (who is also a former tenant) of one of the properties and an  environmental  consultant to cover the cost of the  remedial  action  plans.  On February  20,  1998,  PGI reached  an  agreement  with  the  former  owner  and  received  a $1.8  million
settlement   payment,   in  addition  to  $0.5  million  previously  paid  as  a
reimbursement  for costs.  In 1998,  PGI sued a then  current  (and now  former)
tenant of one of the properties to recover the cost of certain  remedial  action plans. During 2000, we incurred $0.1 million of costs related to the remediation described above and for which we were reimbursed from PGI.

     The above  lawsuits have been pursued by PGI in the names of our affiliates under an agreement entered into with PGI at our initial public offering.  PGI is entitled to retain any of the proceeds  from these  lawsuits and PGI is required to undertake the  environmental  cleanup of the property.  We are relying on the credit of PGI under the  indemnification  for the cleanup costs and any proceeds from the lawsuits against the environmental  consultant and former tenant which, based on the advice of outside legal counsel,  we believe have value  sufficient to fund the cost of cleanup.

     In  addition,  we are  aware  of  contamination  at 1301 E.  Tower  Road in
Schaumburg, Illinois. The property has been submitted into a remediation program sponsored by the Illinois Environmental  Protection Agency and almost all of the necessary remedial actions have been completed. In connection with 1301 E. Tower
Road, the previous owner and other third parties have placed  approximately $0.8 million  in escrow to fund the  clean-up  of the  property.  There is  currently approximately  $0.5 million  remaining in this escrow.  We anticipate  that this remaining  escrow will be sufficient to fund the necessary  remedial  action for this property.

     In  November  2001,  at the  request of the  Department  of the Army of the
United  States of America (the  “DOA”),  we granted the DOA a right of entry for environmental  assessment and response in connection with our property known as the  Atrium  at 280  Shuman  Boulevard  in  Naperville,  Illinois  (the
“Atrium”).  The DOA informed us that the property was located north of a former Nike Missile Base and that the DOA was  investigating  whether  certain regional  contamination  of the groundwater by  trichloethene  (“TCE”)
emanated  from the base and  whether  the DOA would be  required  to restore the
environmental   integrity  of  the  region   under  the  Defense   Environmental
Restoration  Program for Formerly  Used Defense  Sites.  In December  2001,  the
results  from the  tests of the  groundwater  from the site  indicated  elevated levels of TCE. It is currently our understanding  based on information  provided by the DOA and an analysis  prepared by our  environmental  consultants that (i)
the  source of the TCE  contamination  did not  result  from the past or current activities  on the Atrium  property,  (ii) the TCE  contamination  is a regional problem  that  is not  confined  to the  Atrium  and  (iii)  the DOA has not yet identified  the  source  of  the  TCE  in  the  groundwater.  Our  environmental consultants  have  advised us that the United  States  Environmental  Protection
Agency (the  “EPA”) has issued a Statement of Policy towards owners of property containing contaminated acquifers.  According to this policy, it is the
EPA’s position that where hazardous substances have come to be located on a property  solely as a result  of  subsurface  migration  in an  aquifer  from an offsite source,  the EPA will not take enforcement  actions against the owner of the property.  The groundwater  underneath this property is relatively deep, and the property  obtains its potable water supply from the City of  Naperville  and not from a groundwater  well.  Accordingly,  we do not  anticipate  any material liability to us because of this TCE contamination.

     We believe  that our other  properties  are in  compliance  in all material respects  with all federal,  state and local laws,  ordinances  and  regulations regarding  hazardous  or toxic  substances.  We have not  been  notified  by any
governmental   authority,   and  are  not  otherwise   aware,  of  any  material
noncompliance,  liability or claim relating to hazardous or toxic  substances in connection  with  any  of  our  other  properties.  None  of  our  environmental assessments of our properties  have revealed any  environmental  liability that, after giving effect to the contractual  indemnities and escrows described above, we believe would have a material  adverse  effect on our financial  condition or results of  operations  taken as a whole,  nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all  environmental  liabilities or that there are material  environmental liabilities  of which we are unaware.  Moreover,  there can be no assurance that
(i)  future  laws,  ordinances  or  regulations  will not  impose  any  material environmental  liability  or (ii) the  current  environmental  condition  of our properties  will  not be  affected  by  tenants,  by the  condition  of  land or operations  in  the  vicinity  of  our  properties  (such  as  the  presence  of underground  storage  tanks) or by third parties  unrelated to us. If compliance with the  various  laws and  regulations,  now  existing or  hereafter  adopted, exceeds  our  budgets  for such  items,  our  ability to make  distributions  to shareholders could further be adversely affected.

     Costs  of   Compliance   with   Americans   with   Disabilities   Act  (the
“ADA”).  Under  the ADA,  all  public  accommodations  and  commercial facilities are required to meet certain federal  requirements  related to access and use by  disabled  persons.  These  requirements  became  effective  in 1992.
Compliance with the ADA  requirements  could require removal of access barriers, and  noncompliance  could  result  in the  imposition  of fines  by the  federal government  or an award of  damages to private  litigants.  We believe  that our properties are substantially in compliance with these requirements,  however, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material  adverse  effect on our  financial  position,  if required  changes  involve a greater  amount of  expenditures  that we currently anticipate,  our ability to make  distributions to shareholders could be further adversely affected.

     Other  Regulations.  Our  properties  are also subject to various  federal, state and local regulatory  requirements,  such as state and local fire and life safety  requirements.  Failure to comply with these requirements could result in the  imposition  of fines by  governmental  authorities  or awards of damages to private  litigants.  We believe that our  properties  are  currently in material compliance  with all such  regulatory  requirements.  However,  there  can be no assurance that these  requirements  will not be changed or that new requirements will not be imposed  which would  require us to make  significant  unanticipated expenditures  and could have an adverse effect on our Funds from  Operations and our ability to make distributions to our shareholders.

Insurance

     We  believe  that our  properties  are  covered by  adequate  comprehensive liability, rental loss, and all-risk insurance, provided by reputable companies, with  commercially  reasonable  deductibles,  limits and  policy  specifications customarily carried for similar properties. There are, however, certain types of losses which may be either  uninsurable or not economically  insurable,  such as losses due to floods,  riots or acts of war.  Should an uninsured loss occur, we could lose both our  invested  capital in, and  anticipated  profits  from,  the affected property.
Employees

     As of December 31, 2001, we had approximately 239 full-time  employees.  We believe that our relations with our employees are satisfactory.

ITEM 2.  PROPERTIES

General

     We own 24 office  properties  and 30 industrial  properties.  This includes
Continental  Towers  in  Rolling  Meadows,  Illinois,  on  which we own a second mortgage note and 180 N. LaSalle Street in Chicago,  Illinois,  on which we hold the  Class  “B”  and  “R”  REMIC  interests  and the  second mortgage  note (we have  consolidated  both  properties’  operations).  Our properties are located primarily in the Chicago  metropolitan area. In addition, we own a 50% common  interest in a joint venture  which owns the 944,550  square foot office tower  located at 77 West Wacker  Drive,  in downtown  Chicago and a
23.1% common interest in a venture which owns a 386,040 office property  located in Mesa,  Arizona.  Our  properties  located in the  Chicago  metropolitan  area accounted for approximately  90.2% of our rental revenue and 95.5% of our tenant reimbursements revenue for the year ended December 31, 2001.

     Our management  team has developed or  redeveloped a significant  number of office  properties,  such as 77 West Wacker Drive, 180 N. LaSalle,  and Dearborn
Center,  all located in downtown Chicago.  In the course of such activities,  we have acquired  experience  across a broad range of development and redevelopment projects.  We are currently  constructing Dearborn Center in downtown Chicago, a
Class A office tower containing an aggregate of 1,525,000  rentable square feet.
At a total cost of $365.0 million, the project will open for low-rise tenants in
September  2002,  and will be completed  during the second  quarter of 2003. The building is 63%  preleased to three anchor  tenants  including  Bank One,  N.A.,
Citadel Investment Group, L.L.P. and Holland &  Knight. As an inducement to consummate  the Citadel  Investments  lease,  we agreed to reimburse  Citadel
Investments for its financial obligations related to a 161,000 square foot lease obligation  at a  recently-constructed  office tower located at One North Wacker
Drive in downtown  Chicago.  We intend to mitigate this obligation by subleasing the space at One North Wacker.  The landlord at One North Wacker is obligated to provide us with $47.50 per square  foot in a tenant  improvement  allowance.  We expect a $3.8 million loss on this sublease. Dearborn Center is 97% owned by our
Company and is consolidated into our operations.

     We own  approximately  202.1  acres of land of which  60.4  acres are under development.  We also  have  rights  to  acquire  approximately  31.6  acres  of developable  land.  We  believe  that  this  land  could  be  developed  to have
approximately   1.2  million   square  feet  of  additional   office  space  and
approximately  3.8 million square feet of additional  industrial  space. We also own an equity  interest in a  development  joint venture which has developed 0.1 million square feet of rentable  office space in our Pine Meadows  Business Park in Libertyville, Illinois.

     Our office  properties are leased to tenants either (i) on a net basis with tenants  obligated  to pay  their  proportionate  share  of real  estate  taxes, insurance,  utility and  operating  expenses or (ii) on a gross basis,  with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants’  first year of occupancy  (“Base  Year”) or a negotiated  amount  approximating  the  tenants’  pro  rata  share of these expenses  (“Expense  Stop”).  The  tenants pay their pro rata share of increases in expenses  above the Base Year or Expense  Stop.  Most of the leases for our  industrial  properties  are  written on either  (i) a net  basis,  with tenants  paying  their  proportionate  share of real  estate  taxes,  insurance, utility and other  operating  expenses as additional  rent, or (ii) a triple net lease basis,  with the tenants  paying all of the real estate taxes,  insurance, utility and other operating expenses for the property.

Properties

     The following table sets forth certain information  relating to each of our properties  as of December 31, 2001,  unless  indicated  otherwise.  Through the
Operating  Partnership and other subsidiaries,  we own a 100% interest in all of the office and  industrial  properties,  except for the joint venture  interests identified  below,  Continental  Towers (we own the second mortgage note on this property)  and  180 N.  LaSalle  Street  (we  own the  Class  “B”  and
“R” REMIC interests and the second mortgage note).

                                                                Net    Percentage
                                                              Rentable   Leased
                                                  Year/Build  Square     as of
                                      Location     Renovated    Feet   12/31/01(%)
                                     ---------------------------------------------
Office Properties:
330 North Wabash Avenue (IBM Plaza)  Chicago, IL     1971      1,356,465   95.9

1701 Golf Road (Continental          Rolling         1977        923,997   88.4
  Towers) (1)                        Meadows, IL     thru
                                                     1981,
                                                     2001
33 West Monroe Street                Chicago, IL     1980        846,759   91.6
208 South LaSalle Street             Chicago, IL     1914/1956/  861,473   95.2
                                                     1982/1991
1900 East Ninth Street
  (National City Center)             Cleveland, OH   1980        767,181  100.0
180 N. LaSalle Street (2)            Chicago, IL     1982/1999   758,260   91.0
3800 and 3850 North Wilke
  Road and 3930 Ventura Drive
  (Commerce Point)                   Arlington       1987/1989   236,771   91.8
                                     Heights, IL
1700 East Golf Road (Two
  Century Centre)                    Schaumburg, IL  1989        213,097  100.0
850, 860 and 1000 Technology
  Way (Pine Meadows Corporate
  Center) (3)                        Libertyville,IL 1999        203,611  100.0
2000 York Road (Oak Brook
  Business Center)                   Oak Brook, IL   1960/1986   198,779   93.6
800-810 Jorie Boulevard              Oak Brook, IL   1961/1992   191,666  100.0
4343 Commerce Court (The
  Olympian Office Center)            Lisle, IL       1989        165,685   97.7
6400 Shafer Court                    Rosemont, IL    1980/1990   166,749   91.4
2205-2255 Enterprise Drive
  (Enterprise Office Center)         Westchester,IL  1987        129,655   89.9
1990 Algonquin
  Road/2000-2060 Algonquin
  Road (Salt Creek Office
  Center/Sun Annex) (4)              Schaumburg, IL   1979/1986   125,963   86.9
740-770 Pasquinelli Drive
  (Brush Hill Office Center)         Westmont, IL    1986        109,857   96.6
1699 E. Woodfield Road
  (Citibank Plaza)                   Schaumburg, IL  1979        106,003   94.6
620 Market Street
  (Professional Plaza)               Knoxville, TN   1988         93,711   74.1
1600-1700 167th Street
  (Narco River Business  Center)     Calumet City,IL 1981         65,395   79.2
280 Shuman Blvd. (Atrium)            Naperville, IL  1979         65,362   87.3
Enterprise Center II                 Westchester, IL 1999         62,580   86.7
2100 Swift Drive                     Oak Brook, IL   1985/1991    58,000  100.0
1301 E. Tower Road (Narco Tower)     Schaumburg, IL  1992         50,400  100.0
7100 Madison Avenue                  Willowbrook, IL 1999         50,157  100.0

                                                            ------------------
Office properties subtotal                                     7,807,576   93.8
                                                            ------------------

                                                          Net    Percentage
                                                        Rentable  Leased
                                           Year Built/  Square     as of
                               Location     Renovated    Feet    12/31/01(%)
                              ---------------------------------------------
Industrial Properties:
Warehouse/Distribution
  Facilities:
    425 E. Algonquin Road       Arlington       1978        304,506  100.0
                                 Heights, IL
    1455 Sequoia Drive          Aurora, IL      2000        257,600   83.9
    11045 Gage Avenue           Franklin        1970/1992   136,600  100.0
                                 Park, IL
    4248, 4250 and 4300         Hillside, IL    1980        127,129   90.7
      Madison Street
    1051 N. Kirk Road           Batavia, IL     1990        120,004  100.0
    4211 Madison Street         Hillside, IL    1977/1992    90,344  100.0
    4160-4190 W. Madison        Hillside, IL    1974/1992    79,532  100.0
      Street
    342-346 Carol Lane          Elmhurst, IL    1989         67,935  100.0
    200 E. Fullerton Avenue     Carol           1968/1995    66,254  100.0
                                 Stream, IL
    555 Kirk Road               St. Charles,    1990         62,400  100.0
                                 IL
    370 Carol Lane              Elmhurst, IL    1977/1994    60,290  100.0
    550 Kehoe Blvd.             Carol Stream,IL 1997         44,575  100.0
    1543 Abbott Drive           Wheeling, IL    1983         43,930  100.0
    388 Carol Lane              Elmhurst, IL    1979         40,502  100.0
    343 Carol Lane              Elmhurst, IL    1989         30,084  100.0
    350 Randy Road              Carol Stream,IL 1974         25,200  100.0
    11039 Gage Avenue           Franklin Park,IL1965/1993    21,935  100.0
    1401 S. Jefferson Street    Chicago, IL     1965/1985    17,265  100.0
    200 S. Mitchell             Addison, IL     1981        152,200  100.0

Overhead
    Crane/Manufacturing
    Facilities:
Chicago Enterprise Center       Chicago, IL     1916/
                                               1991-1996
    13535-A S. Torrence Avenue                              385,345  100.0
    13535-B S. Torrence Avenue                              242,199   33.8
    13535-C S. Torrence Avenue                               99,333  100.0
    13535-D S. Torrence Avenue                               77,325  100.0
    13535-E S. Torrence Avenue                               50,983  100.0
    13535-F S. Torrence Avenue                               56,486  100.0
    13535-G S. Torrence Avenue                               55,213  100.0
    13535-H S. Torrence Avenue                               73,442   95.8
East Chicago Enterprise Center  East Chicago,
                                 IN             1917/
                                              1991-1997
    Building 2 (4407 Railroad                               169,435   17.1
      Avenue)
    Building 3 (4407 Railroad                               291,550    0.0
      Avenue)
    Building 4 (4407 Railroad                                87,484   98.1
      Avenue)
    4440 Railroad Avenue (5)                                 40,000  100.0
    4635 Railroad Avenue                                     14,070  100.0
Hammond Enterprise Center     Hammond, IN     1920-1952
    4507 Columbia Avenue                                    256,595  100.0
    4527 Columbia Avenue (6)                                 16,701   66.4
    4531 Columbia Avenue                                    250,266   99.2
                                                         ------------------
Industrial properties                                     3,914,712   83.2
    subtotal
                                                         ------------------
Portfolio total                                          11,722,288   90.2
                                                         ==================

Joint Venture Interests:
Dearborn Center (7)           Chicago, IL     2003        1,525,536   63.0
77 West Wacker Drive (8)      Chicago, IL     1992          944,556  100.0
Thistle Landing (9)           Phoenix, AZ     1999          386,048   57.0
Pine Meadows - Building E     Libertyville,IL 2001           91,054    0.0
    (10)

Monroe Wacker Land (11)       Chicago, IL        -                -      -

(1)  We hold a  mortgage  note  receivable  on this  office  property  and  have
     consolidated  the  underlying   property   operations  because  we  receive
     substantially all of the economic benefits of the property's operations.
(2)  We hold the Class "B" and "R" REMIC interests (see footnote 4 under "Recent
     Developments" above) and the second mortgage note receivable on this office property and have  consolidated  the underlying  property  operations as we receive  substantially  all  of the  economic  benefits  of the  property's operations.
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
(7)  We own an approximate  97% ownership  interest in a joint venture that owns and is developing  this office property and we consolidate our ownership of this  property.  After we receive  the return of our equity  capital  and a minimum  threshold  return,  our  ownership  interest is reduced in certain circumstances  and  the  ownership  interest  of our  minority  partner  is increased.
(8)  We own a 50% common  ownership  interest in a joint  venture that owns this office  property and account for our  ownership  in the property  using the equity method.
(9)  We own a 23.1% common ownership  interest in a joint venture that owns this office  property and account for our  ownership  in the property  using the equity method.
(10) We own a 10% common  ownership  interest in a joint  venture that owns this office  property and account for our  ownership  in the property  using the equity  method.  After certain  minimal  return  thresholds,  our ownership interest in this  property  increases  up to 50%.  We have  provided a full guaranty on the $9.3 million construction loan.
(11) As of December 31, 2001,  we owned a common  ownership  interest in a joint venture  that owned this land held for  development  and we  reflected  our ownership  using the equity method.  We recorded a $15.1 million  provision for asset  impairment  on our  investment  in the joint venture in 2001. On
     January 16, 2002,  we exercised  our put right and assigned our interest in the joint venture to our joint venture partner for  consideration  of $22.9 million.  We used a portion of the  proceeds to repay a $16.5  million loan our joint  venture  partner made to us in 2001.  We also received an option until June 28, 2002 to  repurchase  our  interest in the joint  venture for
     $22.9 million, plus a 10% compounded return.

ITEM 3.  LEGAL PROCEEDINGS

     Except  as  described  below,  neither  we nor  any of our  properties  are presently  subject to any  material  litigation  nor, to our  knowledge,  is any
material  or  other  litigation   threatened  against  us,  other  than  routine
litigation arising in the ordinary course of business, some of which is expected to be  covered  by  liability  insurance  and all of which  collectively  is not expected  to  have a  material  adverse  effect  on our  consolidated  financial statements.

     After our  public  announcement  on August  28,  2001 of the then  proposed acquisition of us by Cadim inc., an affiliate of CDP Capital [Caisse de depot et placement du Quebec] and The Prime  Group,  Inc.,  an affiliate of Mr.  Reschke, five  purported  class action  lawsuits  were filed against us and our trustees, three in the Circuit  Court for  Baltimore  City,  Maryland,  one in the Circuit
Court for  Montgomery  County,  Maryland  and one in the  Circuit  Court of Cook
County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are PGI, Cadim inc. and CDP Capital.  The purported  plaintiff  classes consisted of our shareholders. The actions alleged, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim inc. in October
2001, would  under-compensate  our shareholders for their common shares and that certain  members  of our Board  breached  their  fiduciary  duties by  allegedly engaging in a scheme to acquire our  outstanding  common shares at an inadequate purchase  price.  The plaintiffs in these lawsuits  sought,  among other things, certification of their classes,  injunctive relief against the completion of the proposed acquisition and attorneys’  fees and costs.  Following the October
2001 withdrawal of the proposal by Cadim inc., we and the other parties to these lawsuits initially agreed to halt further proceedings until the possibility of a similar  transaction is  definitively  foreclosed.  Three of these lawsuits have been subsequently voluntarily dismissed by the parties to these lawsuits and the other two lawsuits are in the process of being voluntarily dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters  were  submitted to vote of security  holders  during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

     Our  common   shares  began   trading  on  the  New  York  Stock   Exchange
(“NYSE”)  on November 12, 1997, under the symbol  “PGE”.  On
March 21, 2002, the reported closing sale price on the NYSE was $9.14, and there were 15,703,158 common shares outstanding held by approximately 3,500 holders of record. The following table sets forth the high and low closing sales prices per common share  reported on the NYSE and the  distributions  we paid for the years ended December 31, 2001 and 2000:
                                                    Cash
                                                Distributions
                            High        Low       Paid (1)
                        -------------------------------------
Fiscal Year 2001
First quarter...........   $14.75      $13.88     $0.3375
Second quarter..........    13.95       12.70      0.3375
Third quarter...........    14.56       11.73      0.3375
Fourth quarter..........    13.45        8.42      -     (2)

Fiscal Year 2000
First quarter...........   $15 1/8     $11 3/4    $0.3375
Second quarter..........    15 9/16     14 3/8     0.3375
Third quarter...........    16 7/16     14 7/8     0.3375
Fourth quarter..........    15 1/2      13 13/16   0.3375  (3)

(1)  All distributions are per common share and common unit.
(2)  No distributions were declared or paid for the 4th quarter of 2001.
(3)  On December 20, 2000,  our Board  declared a dividend of $0.3375 per common share and common  unit for the fourth  quarter of 2000 to holders of record on December 29, 2000. These dividends were paid January 22, 2001.

     Distributions  on our  common  shares and  common  units are not  permitted unless all current and any accumulated  distributions  on our Series A preferred shares,  our Series B preferred  shares and the related  preferred  units in the operating  partnership have been paid in full or set aside for payment.  We made
quarterly   distributions   to  holders  of  our  common  shares  and  Operating
Partnership  common units through the third quarter of 2001.  Due to a number of factors,  including a delay in the  completion of certain  capital  transactions then under negotiation, and in light of our current capital resources and needs, our Board decided not to pay a  distribution  on the common shares and units for
the  fourth  quarter  of  2001.  See   “Business   Strategies  -  Liquidity
Requirements”.  Any future distributions on our preferred and common shares of  beneficial  interest  will be made at the  discretion  of our  Board.  These distributions  will depend on the actual cash  available for  distribution,  our financial condition,  capital  requirements,  the completion of certain proposed capital  events,  including  certain  refinancings  and asset sales,  the annual distribution  requirements under the REIT provisions of the Code, and such other factors as our Board deems  relevant.  We can give no assurance  that we will be able to complete the foregoing capital events or, if they are completed, whether they will be on terms that are  favorable to us. We also can give no  assurances that  if  these  capital  events  are  completed  on  terms  favorable  to us or otherwise,  distributions  on our common shares and common units will be resumed either for the first quarter of 2002 or thereafter.  In addition, we can give no assurances  that we will  continue  to be  able  to  make  distributions  on our preferred shares of beneficial interest.

     Concurrently  with the  completion  of our  initial  public  offering,  the
Operating  Partnership  issued an aggregate  of  9,994,310  common units to PGI,
Primestone  Investment Partners L.P. (a joint venture of PGI and a third party -
See “Business - Recent Developments”),  other contributors and certain members of  management  in exchange  for  property  contributions  and cash.  In addition,  since our initial  public  offering  through  December 31, 2001,  the
Operating Partnership has issued 449,931 limited partner common units as partial consideration  for its acquisition of the first and second mortgage notes of 180
N. LaSalle Street (See  “Business - Recent  Development”)  and 751,929
limited partner common units as partial consideration for property acquisitions, in accordance with a contractual arrangement entered into in November 1997, from affiliates of Stephen J. Nardi,  a member of our Board.  Holders of common units may exchange,  after the lock-up period that is generally one year from the date of issuance, if applicable, part or all of the common units for common shares on a one-for-one basis or, at our option,  cash equal to the fair market value of a common  share at the time of  exchange.  During  2001,  33,085 of these  limited partner common units were exchanged for common  shares.  During 2000,  90,460 of these limited  partner  common units were exchanged for common shares and 45,287 limited partner common units were redeemed and cancelled.

     As of December 31, 2001, and subject to our 9.9% ownership limitation,  all of the  remaining  10,713,154  outstanding  limited  partner  common  units  are exchangeable  for common shares or at the option of the Independent  Trustees of our Board, cash.

     Also  concurrently  with the completion of our initial public offering,  we issued 2,000,000 of our Series A preferred shares, $0.01 par value per share, in a private placement to SCP for an aggregate purchase price of $40.0 million. Our
Series A preferred shares are convertible into our common shares.  Since January
15,  2002,  SCP has the right to cause  our  Company  to redeem up to  2,000,000 shares of Series A preferred at a price of $20.00 per share, or $40.0 million in the aggregate. See “Business Strategies--Liquidity Requirements”.

     On February 22, 2002, we amended the securities purchase agreement with SCP and agreed to pay a deferral  payment,  as defined,  of 3.5%  calculated  on the outstanding  Series A preferred  shares.  This payment  accrues from February 8,
2002 to the date of notice of redemption and compounds quarterly beginning March
31, 2002. The deferral payment  increases by 0.50% every 90 days up to a maximum rate of 5.25%.

     On March 25, 1998,  we issued  2,579,994 of our common  shares in a private placement to several institutional investors. In addition, during 2001, 2000 and
1999, we granted 72,672, 5,000 and 58,048, respectively, of our common shares to certain  of  our  officers  and  Board  members.  See  “Business  -  Recent
Developments.”

     The  issuance  of  2,579,994  of our common  shares  and the  common  units described  above and our  Series A -  Cumulative  Convertible  Preferred  Shares
constituted  private  placements  of  securities  which  were  exempt  from  the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

     On April 25, 2001, our Operating  Partnership acquired 33,085 of our common shares  from  one of our  former  employees  for a price of  approximately  $0.5 million,  or $14.45 per share.  The  acquired  shares  have been  pledged to the lenders  under the Dearborn  Center  mezzanine  loan as  collateral  for certain obligations under the loan agreement.

     In connection  with the  acquisition of these shares,  the former  employee agreed to cancel all of his options granted pursuant to our 1997 Share Incentive
Plan and an award  agreement  dated  December 17, 1998 between us and the former employee in exchange for a payment equal to the net value of the options.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our ("PGRT") and our predecessor's  selected consolidated/combined  financial data and should be read in conjunction with our
and  our  predecessor's   consolidated/combined  financial  statements  included
elsewhere in this Form 10-K.

                                          ------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)                        Predecessor -
                                                                                                                Combined
                                                           PGRT - Consolidated Historical                       Historical
                                          ------------------------------------------------------------------ -----------------

                                                                                             Period from       Period from
                                          --------------------------------------------------  November 17,       January 1,
                                                       Year ended December 31,               1997 through     1997 through
                                          -------------------------------------------------- December 31,      November 16,
                                           2001         2000        1999        1998          1997              1997
                                          ------------------------------------------------------------------ -----------------
 Statements of Operations Data
 Revenue:
 Rental..................................  $129,834     $135,762    $126,687    $  97,212    $7,293            $27,947
 Tenant reimbursements...................    70,325       67,032      50,171      37,545      2,041             12,490
 Mortgage note interest..................         -        4,864       6,926       5,866        248                  -
 Services Company revenue................     7,219            -           -           -          -                  -
 Other...................................    12,160       15,606      12,770      6,978        248               1,229
                                           ------------------------------------------------------------------ ---------------
                                            219,538      223,264     196,554     147,601      9,830             41,666

 Expenses:
 Property operations.....................    55,524       54,089      44,446      29,598       2,213             8,622
 Real estate taxes.......................    41,528       40,366      34,470      25,077       1,765             8,575
 Depreciation and amortization...........    41,817       37,449      33,258      25,447       2,478            11,241
 Interest................................    51,851       55,755      42,648      30,901       1,680            24,613
 Interest-affiliates.....................     -            -           -           -            -                9,804
 General and administrative..............     9,085       10,359       7,565       5,712         267             2,414
 Services Company operating expenses.....     6,898        -             -           -            -                  -
 Provision for asset impairment..........    21,837       1,000          -           -            -                  -
 Loss on tax indemnification.............     1,191        -             -           -            -                  -
 Strategic alternative costs.............     3,289        717           -           -            -                  -
 Loss on land development option.........       -            -           600         -            -                  -
 Financing fees..........................       -            -           -           -            -              1,180
 Property and asset management
   fee-affiliate.........................       -            -           -           -            -              1,348
 Provision for environmental remediation
    costs................................       -            -           -           -            -              3,205
                                         ------------------------------------------------------------------ -----------------
 Total expenses..........................   233,020      199,735     162,987     116,735      8,403             71,002
 (Loss) income before (loss) gain on
    sales of real estate, minority
    interests, extraordinary items and
    cumulative effect of change in
    accounting principle.................   (13,482)      23,529      33,567      30,866       1,427           (29,336)
 Gain (loss) on sales of real estate.....       292       (2,057)     53,050          -            -               286
                                         ------------------------------------------------------------------ -----------------
 (Loss) income before minority
    interests, extraordinary items
    and cumulative effect of change
    in accounting principles.............   (13,190)      21,472      86,617      30,866       1,427          (29,050)
 Minority interests......................     9,150       (3,564)    (30,687)     (9,368)       (635)             666
                                           ------------------------------------------------------------------ -----------------
 (Loss) income before extraordinary
    items and cumulative effect of
    change in accounting principles......   (4,040)      17,908      55,930      21,498         792          (28,384)
 Extraordinary (loss) gain on early
    extinguishment of debt, net of
    minority interests in the amount of
    $93 in 2001, $1,347 in 2000, $754 in
    1999, $878 in 1998 and $1,127 in 1997      (137)      (2,176)     (1,082)     (1,253)         -             65,990
                                           ------------------------------------------------------------------ -----------------
 (Loss) income before cumulative effect
    of change in accounting principles....   (4,177)      15,732      54,848      20,245        792             37,606

 Cumulative effect of change in
    accounting principles, net of
    minority interests of $218 in 2001
    and $1,140 in 2000 (1)...............      (321)        (1,843)     -           -            -                -
                                         ------------------------------------------------------------------  -----------------
 Net (loss) income.......................    (4,498)        13,889    54,848      20,245       792             $37,606
                                                                                                            =================
 Net income allocated to preferred
    shareholders.........................   (12,150)       (12,147)  (12,103)     (7,971)     (345)
                                         ------------------------------------------------------------------
 Net (loss) income available to common
    shareholders......................... $ (16,648)      $  1,742   $42,745     $12,274   $   447
                                         ==================================================================

                                                          PGRT - Consolidated Historical
                                         -----------------------------------------------------------------

                                                                                           Period from
                                                     Year ended December 31,                November 17,
                                         -------------------------------------------------  1997 through
                                         -------------------------------------------------  December 31,
                                             2001        2000        1999        1998          1997
                                         -----------------------------------------------------------------

Basic earnings available to common
  shares per weighted-average common
  share (2)
(Loss) income before gain (loss) on
  sales of real estate, extraordinary
  items and cumulative effect of change
  in accounting principles, net of
  minority interests....................  $ (1.05)      $0.45        $ 0.84       $0.91       $0.04
Gain (loss) on sales of real estate, net
  of minority interests.................     0.01       (0.08)         2.05          -            -
Extraordinary loss on early
  extinguishment of debt, net of
  minority interests....................    (0.01)      (0.14)        (0.07)      (0.08)          -
Cumulative effect of change accounting
  principles, net of minority
  interests (1).........................    (0.02)      (0.12)           -           -            -
                                         -----------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest -basic............  $ (1.07)      $0.11         $2.82       $0.83       $0.04
                                         =================================================================
Diluted earnings available to common
  shares per weighted-average common
  share (2)
(Loss) income before gain (loss) on
  sales of real estate, extraordinary
  items and cumulative effect of change
  in accounting principles, net of
  minority interests....................  $ (1.05)      $0.45         $0.84       $0.91        $0.04
Gain (loss) on sales of real estate, net
  of minority interests.................     0.01       (0.08)         2.04          -             -
Extraordinary loss on early
  extinguishment of debt, net of
  minority interests....................    (0.01)      (0.14)        (0.07)      (0.08)           -
Cumulative effect of change in
  accounting principles, net of minority
  interests (1).........................    (0.02)      (0.12)           -           -             -
Net (loss) income available per          -----------------------------------------------------------------
  weighted-average common share of
  beneficial interest-diluted...........  $ (1.07)      $0.11         $2.81       $0.83        $0.04
                                         =================================================================

                                                              (Dollars in Thousands)
                                         ------------------------------------------------------------------

                                                          PGRT - Consolidated Historical
                                         ------------------------------------------------------------------
                                                                   December 31,
                                             2001        2000        1999        1998          1997
                                         -----------------------------------------------------------------
Balance Sheet Data
Real estate assets, exclusive of
  property under development and
  property held for sale and before       $1,206,516  $1,180,206  $1,151,094 $   843,031      $589,279
  accumulated depreciation..............
Total assets............................   1,522,389   1,439,093   1,444,175   1,164,514       741,468
Mortgage notes payable, credit
  facilities, construction financing and     925,136     799,171     799,171     593,168       328,044
  bonds payable.........................
Total liabilities.......................   1,071,477     924,124     901,767     668,728       370,192
Minority interests......................     128,806     153,206     169,070     145,781       147,207
Series A Preferred Shares...............      40,000      39,850      39,703           -             -
Shareholders' equity......................   282,106     321,913     333,635     350,005       224,069

                                                                  (Dollars in Thousands)
                                  ----------------------------------------------------------------------------------------
                                                                                                           Predecessor -
                                                                                                             Combined
                                                     PGRT - Consolidated Historical                         Historical
                                  ----------------------------------------------------------------------  ----------------
                                                                                           Period from        Period from
                                                                                         November 17, 1997   January 1, 1997
                                                                                             through           through
                                            Year ended December 31,                        December 31,      November 16,
                                       2001          2000         1999         1998          1997                1997
                                  ----------------------------------------------------------------------  ----------------
Funds from operations (3)........   $ 17,680     $ 43,985      $ 54,131     $ 47,996       $  3,439         $ (14,461)
Cash flows provided by (used in):
   Operating activities..........     57,510       64,393       106,296       53,525          6,706            (4,241)
   Investing activities..........   (149,444)     (26,248)     (439,793)    (361,384)      (353,864)           (3,926)
   Financing activities..........     73,248      (32,787)      306,907      342,390        355,390             6,331
Ratio of earnings to combined
  fixed charges and preferred
  share distributions (4)              -             -             1.21         1.48           1.50             -
Office Properties:
   Square footage................  7,807,576     7,955,524    8,049,941    5,833,280      4,073,722         2,353,759
   Occupancy (%).................        92.0          95.7         95.0         89.9           91.9              88.0
Industrial Properties:
   Square footage................  3,914,712     4,187,030    5,146,668    5,834,974      5,832,974         5,696,355
   Occupancy (%).................        81.7          93.2         84.3         90.5           87.9              87.9
Joint Venture Properties
   Square footage................  2,936,596     2,936,956    1,330,604          --            --                --
   Leased (%)....................        72.2          65.3          70.5        --            --                --

(1)  In December 1999, the Securities and Exchange Commission (the "Commission")
     issued Staff Accounting Bulletin No. 101 ("SAB 101"),  "Revenue Recognition
     in Financial  Statements."  SAB 101 summarizes  certain of the Commission's views in  applying  generally  accepted  accounting  principles  to revenue recognition  in financial  statements.  We adopted SAB 101  retroactive  to
     January 1, 2000 and recorded a charge to income of $1,843,  net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative  effect  represents income recognized in 1999 and  relates to the  permanent  property  easements  and to leasing activity described above. During 2001 and 2000, respectively, we recognized
     $293 and $487 of other  income (a  portion  of which is  included  in other property revenues in the consolidated  statement of operations)  previously recorded in 1999.

     On January 1, 2001, we adopted Statement of Financial  Accounting Standards
     ("SFAS")  No.  133,  "Accounting  for  Derivative  Instruments  and Hedging
     Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative
     Instruments  and  Certain  Hedging  Activities."  SFAS No. 133, as amended, established accounting and reporting standards for derivative  instruments.
     Specifically  SFAS No. 133 requires an entity to recognize all  derivatives as either assets or liabilities in the statement of financial  position and to measure those  instruments at fair value.  Additionally,  the fair value adjustments will affect either shareholders' equity or net income depending on whether the  derivative  instrument  qualifies as a hedge for accounting purposes and, if so, the nature of the hedging  activity.  Upon adoption of
     SFAS 138 and SFAS 133, we recorded as a cumulative  effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a transition  adjustment of $3,227 as an increase in accumulated  other comprehensive  loss.  Adoption of the standard resulted in a net transition adjustment of $3,766 on the balance sheet  reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated entities and a deferred  hedge  liability of $1,854.  In August 2001,  the Financial
     Accounting  Standards  Board issued final  guidance on the  accounting  for options  used as hedges  under SFAS No. 133.  This  guidance is pursuant to
     Derivatives  Implementation  Group Issue No. G20 ("G20").  Provided certain criteria  are  met,  options  can be  considered  fully  effective  hedging vehicles,  with gains and losses due to changes in market value recorded in other accumulated  comprehensive  income on the balance sheet. On September
     1, 2001,  we adopted  G20 for its  interest  rate  hedge  instruments.  Any subsequent  unrealized  gains or losses due to  changes in market  value of options,  such as  interest  rate  caps,  will  be  recorded  in the  other accumulated comprehensive income.

(2)  Net  income  available  per  weighted-average  common  share of  beneficial
     interest-basic  equals  net  income  divided  by  15,630,586,   15,408,822,
     15,141,630,  14,862,958  and  12,593,000  common shares for the years ended
     December 31, 2001, 2000, 1999 and 1998 and for the period from November 17,
     1997 through  December 31, 1997,  respectively.  Net income  available  per weighted-average  share of  beneficial  interest-diluted  equals net income divided by 15,630,586, 15,539,337, 15,208,911 and 14,875,035, common shares for the year  ended  December  31,  2001,  2000,  1999 and 1998 and for the
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
     Non-recurring  items,  other than those  considered  "extraordinary"  under
     GAAP, are no longer  adjustments to funds from operations.  We believe that in order to facilitate a clear understanding of our consolidated historical operating results,  Funds from Operations should be examined in conjunction with net (loss)  income as  presented in the audited  financial  statements included elsewhere in this Form 10-K.

     We compute Funds from Operations in accordance  with standards  established by the Board of Governors  of NAREIT in its October  1999 White  Paper.  In
     addition  to this  presentation,  we also  present  funds  from  operations excluding  straight-line  rental  revenue (i.e.,  rental  revenues based on contractual  lease  terms),  which we believe  results  in a more  accurate presentation of our actual operating activities. Funds from Operations does not represent amounts available for management's  discretionary use because of needed capital replacement or expansion, debt repayment obligations,  or other  commitments and  uncertainties.  Funds from Operations should not be considered as an alternative to net (loss) income,  as an indication of our performance  or to cash flows as a measure of  liquidity  or the ability to pay dividends or make distributions.

(4)  The ratios of earnings  to  combined  fixed  charges  and  preferred  share distributions  were computed by dividing earnings by combined fixed charges and preferred share  distributions.  For this purpose,  earnings consist of income (loss) before  minority  interests,  plus  combined  fixed  charges.
     Combined fixed charges consist of interest  incurred,  amortization of debt issuance  costs  and  preferred  share  distributions.  Our  2001  and 2000 earnings and the  Predecessor's  historical  earnings were  insufficient to cover fixed charges by approximately $49,506, $2,850, $29,050 for the years ended  December  31,  2001 and 2000,  for the period  from  January 1, 1997 through November 16, 1997, respectively.

The following is our consolidated quarterly summary of operations:

                                               Year ended December 31, 2001
                                       ----------------------------------------------
                                                Fourth    Third   Second    First
                                        Total   Quarter  Quarter  Quarter  Quarter
                                       ----------------------------------------------
                                         (In thousands, except per share amounts)

Total revenues(1)....................  $ 219,538 $ 53,284  $55,498  $54,371  $56,385
Total expenses.......................    233,020   67,979   57,812   52,841   54,388
Income before (loss) gain on sales of  ----------------------------------------------
 real estate, minority interests,
 extraordinary items and cumulative
 effect of change in accounting
 principle...........................    (13,482) (14,695)  (2,314)   1,530    1,997
(Loss) gain on sales of real estate..        292        -   (2,444)   1,902      834
(Loss) income before minority         ----------------------------------------------
 interests, extraordinary items, and
 cumulative effect of change in
 accounting principle................    (13,190) (14,695)  (4,758)   3,432    2,831
(Income) loss allocated to minority
 interests...........................      9,150    6,005    3,186     (149)     108
(Loss) income before extraordinary    ----------------------------------------------
 items and cumulative effect of
 change in accounting principle......     (4,040)  (8,690)  (1,572)   3,283    2,939
Extraordinary items - loss on early
 extinguishment of debt, net of
 minority interests in the amount of
 $53 in the second quarter, and
 $40 in the first quarter(2).........       (137)       -        -      (78)     (59)
(Loss) income before cumulative effect ----------------------------------------------
 of change in accounting principle..      (4,177)  (8,690)  (1,572)   3,205    2,880
Cumulative effect of change in
 accounting principle, net of minority
 interests of $218(3)................       (321)       -        -        -     (321)
                                       ----------------------------------------------
Net (loss) income....................     (4,498)  (8,690)  (1,572)   3,205    2,559
Net income allocated to preferred
 shareholders........................    (12,150)  (3,041)  (3,036)  (3,037)  (3,036)
                                       ----------------------------------------------
Net (loss) income available to common
 shares..............................  $ (16,648)$(11,731) $(4,608) $   168 $   (477)
                                       ==============================================
Basic earnings available to common
 shares per weighted average common
 share
(Loss) income before (loss) gain on
 sales of real estate, extraordinary
 items and cumulative effect of change
 in accounting principle, net of
 minority interests..................  $   (1.05) $ (0.75) $ (0.20) $ (0.06) $ (0.04)
Gain (loss) on sales of real estate,
 net of minority interests...........        0.01     -      (0.09)    0.07     0.03
Extraordinary loss on extinguishment
 of debt, net of minority interests..       (0.01)    -        -      (0.01)      -
Cumulative effect of change in
 accounting principle, net of minority
 interests(3)........................       (0.02)    -        -        -      (0.02)
                                       ----------------------------------------------
Net (loss) income available per
 weighted-average common share of
 beneficial interest-basic...........  $    (1.07) $(0.75)$  (0.29)$   0.00 $  (0.03)
                                       ----------------------------------------------
Weighted average common shares
 outstanding-basic...................      15,631   15,641   15,641   15,635   15,604
                                       ==============================================
Diluted earnings available to common
 shares per weighted average common
 share
(Loss) income before (loss) gain on
 sales of real estate, extraordinary
 items and cumulative effect of change
  in accounting principle, net of
 minority interests..................  $    (1.05) $ (0.75)$ (0.20) $ (0.06) $ (0.04)
Gain (loss) on sales of real estate,
 net of minority interests...........        0.01       -    (0.09)    0.07     0.03
Extraordinary loss on extinguishment
 of debt, net of minority interests..       (0.01)      -        -    (0.01)      -
Cumulative effect of change in
 accounting principle,
  net of minority interests(3).......       (0.02)      -        -        -    (0.02)
                                       ----------------------------------------------
Net (loss) income available per
 weighted-average common share of      $    (1.07) $ (0.75) $ (0.29) $ 0.00 $  (0.03)
 beneficial interest-diluted.........
                                       ----------------------------------------------
Weighted average common shares
 outstanding-diluted.................      15,631   15,641   15,641  15,635   15,604
                                       ==============================================
Distributions paid per common share..
                                       $     1.01  $  -    $ 0.3375  0.3375 $ 0.3375
                                       ==============================================

The following is our consolidated quarterly summary of operations:

                                               Year ended December 31, 2000
                                       ----------------------------------------------
                                                Fourth    Third   Second    First
                                        Total   Quarter  Quarter  Quarter  Quarter
                                       ----------------------------------------------
                                         (In thousands, except per share amounts)

Total revenues (1)...................   $223,264 $ 55,498  $57,468  $54,944  $55,354
Total expenses.......................    199,735   52,501   51,005   48,627   47,602
                                       ----------------------------------------------
Income before (loss) gain on sales of
 real estate, minority interests,
 extraordinary items and cumulative
 effect of change in accounting
 principle...........................     23,529    2,977    6,463    6,317    7,752
 (Loss) gain on sales of real estate.     (2,057)  (7,774)   8,302   (3,781)   1,196
                                       ----------------------------------------------
Income before minority interests,
 extraordinary items, and cumulative
 effect of change in
  accounting principle...............     21,472   (4,777)  14,765    2,536    8,948
(Income) loss allocated to minority
 interests...........................     (3,564)   3,486   (4,857)     209   (2,402)
                                       ----------------------------------------------
Income (loss) before extraordinary
 items and cumulative effect of
 change in accounting principle......     17,908   (1,291)   9,908    2,745    6,546
Extraordinary items - loss on early
 extinguishment of debt, net of
 minority interests in the amount of
 $447 in the fourth quarter,
 $604 in the third quarter, and $296
 in the second quarter................    (2,176)    (911)    (857)    (408)       -
                                       ----------------------------------------------
Income before cumulative effect of
 change inaccounting principle.........   15,732   (2,202)   9,051    2,337    6,546

Cumulative effect of change in revenue
  recognition, net of minority
 interests of $1,140 (1) ..............   (1,843)       -        -        -   (1,843)
                                       ----------------------------------------------
Net income...........................     13,889   (2,202)   9,051    2,337    4,703
Net income allocated to preferred
 shareholders........................    (12,147)  (3,037)  (3,036)  (3,037)  (3,037)
                                       ----------------------------------------------
Net income (loss) available to common
 shares..............................  $   1,742 $ (5,239)$  6,015   $ (700)$  1,666
                                       ==============================================

Basic earnings available to common
 shares per weighted average common
 share
Income before (loss) gain on sales of
 real estate, extraordinary items and
 cumulative effect of change in
 accounting principle, net of minority
 interests...........................  $    0.45   $ 0.02 $   0.13    $0.12 $    0.18
(Loss) gain on sales of real estate,
 net of minority interests...........      (0.08)   (0.30)    0.31    (0.14)     0.05
Extraordinary loss on extinguishment
 of debt, net of minority interests..      (0.14)   (0.06)   (0.05)   (0.03)      -
Cumulative effect of change in revenue
 recognition, net of minority interests    (0.12)    -          -        -      (0.12)
                                       ----------------------------------------------
Net income (loss) available per
 weighted-average common share of
 beneficial interest-basic...........   $   0.11  $ (0.34) $  0.39  $ (0.05)     0.11
                                       ==============================================
Weighted average common shares
 outstanding-basic...................     15,409    15,591   15,543   15,286   15,216
                                       ==============================================
Diluted earnings available to common
 shares per weighted average common
 share
Income before (loss) gain on sales of
 real estate, extraordinary items and
 cumulative effect of change in         $   0.45  $   0.02  $  0.13 $   0.12  $  0.18
 accounting principle, net of minority
 interests...........................
(Loss) gain on sales of real estate,
 net of minority interests...........      (0.08)    (0.30)    0.31    (0.14)    0.05
Extraordinary loss on extinguishment
 of debt, net of minority interests..      (0.14)    (0.06)   (0.05)   (0.03)      -
Cumulative effect of change in revenue
 recognition, net of minority interests    (0.12)       -       -        -      (0.12)
                                       ----------------------------------------------
Net income (loss) available per
 weighted-average common share of
 beneficial interest-diluted.........   $   0.11  $  (0.34) $  0.39  $ (0.05) $  0.11
                                       ==============================================
Weighted average common shares
 outstanding-diluted.................     15,539    15,591   15,742   15,430   15,290
                                       ==============================================
Distributions paid per common share..  $    1.35  $ 0.3375 $ 0.3375 $ 0.3375 $ 0.3375
                                       ==============================================

(1)  During the fourth  quarter of 2000, we changed our method of accounting for revenue  recognition in accordance with Staff Accounting  Bulletin No. 101,
     "Revenue  Recognition  in  Financial  Statements"  ("SAB  101").  Effective
     January 1, 2000, we recorded a charge to income of $1,843,  net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000.  During 2001 and 2000,  respectively,  we recognized
     $293 and $487 of other  income (a  portion  of which is  included  in other property revenues in our consolidated  statement of operations)  previously recorded in 1999.

(2)  For the year ended December 31, 2001, the second quarter extraordinary loss previously reported has been restated by $223, net of minority interests of
     $153, to reflect an adjustment we recorded in the fourth quarter to reverse the write-off of deferred financing fees incorrectly recorded in the second quarter.  The  restatement  did  not  significantly  affect  our  trend  of earnings.

(3)  On January 1, 2001,  we adopted SFAS No. 133, as amended by SFAS 138.  SFAS
     No. 133, as amended,  established  accounting  and reporting  standards for derivative  instruments.  Specifically  SFAS No. 133  requires an entity to recognize all  derivatives as either assets or liabilities in the statement of  financial  position  and to measure  those  instruments  at fair value.
     Additionally,  the fair value adjustments will affect either  shareholders'
     equity  or net  income  depending  on  whether  the  derivative  instrument qualifies as a hedge for accounting  purposes and, if so, the nature of the hedging activity.  Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative  effect  of an  accounting  change a net  transition  adjustment
     (unrealized  loss) of $539 in net income,  and a transition  adjustment  of
     $3,227 as an increase in accumulated other  comprehensive loss. Adoption of the  standard  resulted  in a net  transition  adjustment  of $3,766 on the balance sheet  reflected as a $539  reduction in deferred  costs,  a $1,373 reduction in investment  in  unconsolidated  entities and a deferred  hedge liability of $1,854.  In August 2001,  the Financial  Accounting  Standards
     Board issued final  guidance on the  accounting  for options used as hedges under SFAS No. 133. This guidance is pursuant to Derivatives Implementation
     Group Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging  vehicles,  with gains and losses due to changes in market  value  recorded  in other  accumulated  comprehensive income on the balance  sheet.  On September 1, 2001, we adopted G20 for its interest rate hedge instruments.  Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Overview

     The following  discussion should be read in conjunction with our historical consolidated  financial  statements and related notes thereto included elsewhere in this Form 10-K.

     We are a fully-integrated,  self-administered, and self-managed real estate investment trust (REIT) which owns, manages,  leases,  develops,  and redevelops office and industrial real estate,  primarily in the Chicago  metropolitan area.
Our  portfolio of completed  properties  as of December 31, 2001  consists of 24 office  properties,  containing an aggregate of 7.8 million net rentable  square feet and 30  industrial  properties  containing  an aggregate of 3.9 million net rentable  square  feet.  We also  own a joint  venture  interest  in two  office properties  containing an aggregate of 1.3 million net rentable  square feet. We are currently  developing  Dearborn  Center in downtown  Chicago,  a 1.5 million rentable square foot office tower that is scheduled to be available for low-rise occupancy  by the end of the third  quarter of 2002 and  completed in the second quarter of 2003. We own  approximately  97% of this property and we  consolidate its  operations.  The  portfolio  also  includes  approximately  202.1  acres of developable  land and  rights to  acquire  more than  31.6  additional  acres of developable land which management believes could be developed with approximately
5.0 million rentable square feet of office and industrial space. In addition, we have an equity ownership interest in a development joint venture which developed
0.1 million square feet of rentable space in suburban Chicago.

     As  of  December  31,  2001,   in  terms  of  net  rentable   square  feet,
approximately  89.0%  of  our  office  properties  and  all  of  our  industrial properties  were  located in the  Chicago  metropolitan  area in prime  business locations within established business communities. Our properties located in the
Chicago  metropolitan area account for approximately 90.2% of our rental revenue and 95.5% of our tenant  reimbursements  revenue for the year ended December 31,
2001. Our remaining  office  properties  are located in the Cleveland,  Ohio and
Knoxville, Tennessee.

     Our income is derived  primarily  from  rental  revenue  (including  tenant reimbursements) from our properties. We expect that revenue growth over the next several  years will come from revenue  generated  through  increased  rental and occupancy rates in the current portfolio.

Forward-Looking Statements

     The  following  discussion  and  analysis  of  our  consolidated  financial condition  and  results of  operations  should be read in  conjunction  with our
Consolidated Financial Statements and Notes thereto contained herein. Statements contained  in  “Management’s  Discussion  and  Analysis  of  Financial
Condition  and  Results  of  Operations”  include  certain  forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995 which reflect  management’s current view with respect to future events and  financial  performance.  Such  forward-looking  statements  are  subject to certain risks and  uncertainties  including,  but not limited to, the effects of future events on our financial performance; risks associated with our high level of leverage and our ability to refinance our indebtedness as it becomes due; the risk that we or our  subsidiaries  will not be able to  satisfy  scheduled  debt service  obligations  or will  not  remain  in  compliance  with  existing  loan covenants; the effects of future events, including tenant bankruptcies; the risk that we may be unable to finance  our  development  and  short-term  operational activities;  risks related to the  industrial  and office  industry in which our properties  compete,  including the potential adverse impact of external factors such as inflation,  consumer confidence,  unemployment rates and consumer tastes and preferences;  risks associated with our development activities,  such as the potential for cost overruns,  delays and lack of predictability  with respect to the financial returns associated with these development activities;  the risk of a potential  increase in market  interest  rates from current  rates;  and risks associated with real estate  ownership,  such as the potential adverse impact of changes  in the local  economic  climate  on the  revenues  and the value of our properties’  systems  as well  as our  tenants  and  vendors.  Readers  are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2001.
Among the matters about which we have made assumptions are the following:

o    future  economic  conditions  which may  impact  the  demand for office and industrial space and our tenants' ability to pay rent, either at current or increased levels;
o    prevailing interest rates;
o    the effect of any inflation on operating expenses;
o    our ability to reduce various expenses as a percentage of revenues;
o    our ability to pay amounts due to our preferred  shareholders  prior to any distribution to our common shareholders; and
o    the availability of financing and capital.

     In addition,  historical  results and  percentage  relationships  set forth herein are not necessarily indicative of future operations.

Results of Operations

     Comparison of the Year Ended  December 31, 2001 to the Year Ended  December
31, 2000.

     The  changes in rental and tenant  reimbursements  income,  other  property revenues,  property operating  expenses,  real estate taxes and depreciation and amortization  during 2001 from 2000 are due in part  principally to the addition of a full year of  operating  results in 2001 for five  properties  acquired and three properties  placed in service during 2000, the inclusion in 2001 of a full year of operating  results for the office  property  known as 180 North  LaSalle following its  consolidation in our financial  statements  commencing  August 1,
2000 and the  addition of a partial  year of  operating  results in 2001 for one
property  acquired  during  the  third  quarter  of  2001   (collectively,   the
“Additional  Properties”).  The  increases  in the  various  items  of operating  revenues and  expenses  resulting  from the  inclusion in 2001 of the
Additional  Properties were offset by decreases  primarily due to the sale of 16 properties  and a parking  facility in 2000, and the inclusion in 2001 of only a partial  year  of  operating  results  for  the  three  properties  sold in 2001
(collectively, the “Sold Properties”).

     For the year  ended  December  31,  2001,  rental  revenue  decreased  $5.9 million, or 4.4%, to $129.8 million,  tenant reimbursement income increased $3.3 million,  or 4.9%, to $70.3  million,  other  property  revenue  decreased  $0.5 million,  or 6.4%, to $7.6 million,  property  operating expenses increased $1.4 million,  or 2.7%,  to $55.5  million,  real estate tax expense  increased  $1.2 million,  or 2.9%, to $41.5 million and depreciation and amortization  increased
$4.4 million,  or 11.7%, to $41.8 million as compared to the year ended December
31, 2000. The Additional Properties resulted in increased rental revenue of $9.3 million,  tenant reimbursement income of $3.4 million, other property revenue of
$0.1  million,  property  operating  expenses of $3.5  million,  real estate tax expense of $1.7 million,  and  depreciation and amortization of $3.2 million for the year ended  December 31,  2001.  The Sold  Properties  resulted in decreased rental revenue of $14.5 million,  tenant  reimbursement  income of $4.2 million, other  property  revenue of $0.4 million,  property  operating  expenses of $5.6 million,  real  estate  tax  expense  of  $3.0  million,  and  depreciation  and amortization  of  $3.1  million  for the  year  ended  December  31,  2001.  For properties  held for the  entire  year in both  2001 and  2000,  rental  revenue decreased  $0.7  million,  primarily  due to a $1.0  million  reduction in lease termination  revenue in 2001 as compared to 2000.  Property  operating  expenses increased  $3.5 million due to higher  property  repairs and utility costs and a bad debt associated  with an industrial  tenant’s  bankruptcy.  Real estate taxes increased $2.5 million due to a triennial reassessment of property values.
As a result of the  increases  in property  operating  expenses  and real estate taxes,  tenant  reimbursement  income  increased $4.1 million.  Depreciation and amortization  increased  $3.4 million due to  additional  lease costs and tenant improvements  associated  with  the  leasing  and  releasing  of  tenant  space.

     Mortgage note  interest  income  decreased  $4.9 million for the year ended
December  31,  2001,  as  compared  to  the  same  period  in  2000,  due to the acquisition of the second mortgage note encumbering the office property known as
180 North LaSalle on August 1, 2000, and the  property’s  operations  being consolidated as of that date.

     Interest income and other revenue decreased $2.9 million, or 38.9%, to $4.6 million for the year ended  December 31, 2001, as compared to the same period in
2000.  This  decrease  was  primarily  due to decreased  commission  income from
Dearborn Center,  decreased interest income due to lower interest rates and cash reserves and decreased  leasing  income due to the  consolidation  of the office property known as 180 N. LaSalle commencing August 1, 2000.

     For the twelve months ended December 31, 2001,  Services  Company  revenues were $7.2 million.  This represents  revenues of the Services Company, a taxable
REIT subsidiary,  which was previously treated as an investment accounted for on the  equity  method  of  accounting  and which is being  consolidated  effective
January 1, 2001 due to our acquisition of its common stock as of that date.

     Interest expense  decreased $3.9 million,  or 7.0%, to $51.9 million during the year ended December 31, 2001. The decrease was  principally due to decreases in the index rate for certain variable rate debt.

     General and  administrative  expense  decreased $1.3 million,  or 12.3%, to
$9.1 million during the year ended December 31, 2001. The decrease was primarily due to decreased professional fees in 2001.

     For the year ended December 31, 2001, we recorded a $21.8 million provision for asset impairment  representing the write-downs of an operating  property and four development  projects.  For the year ended December 31, 2000, we recorded a
$1.0 million  provision for asset  impairment  representing  the write-down of a development project.

     For the years ended December 31, 2001 and 2000,  respectively,  we incurred
$3.3 million and $0.7 million of professional and other fees and expenses in our review/exploration of potential strategic alternative  transactions,  which have included portfolio asset sales and joint venture and merger possibilities.

     In 2001, we elected not to use the proceeds from a property sale to acquire a  replacement  property  but rather  elected to use the  proceeds  for  general corporate  purposes.  A  portion  of the  gain on the sale of the  property  was covered  by  tax  indemnity  agreements  with  two  partners  in  our  Operating
Partnership.  As a result,  for the year ended  December 31, 2001, we recorded a
$1.2 million tax indemnification loss representing our liability to the partners for tax indemnity payments under these agreements.

     For the twelve months ended December 31, 2001,  Services Company  operating expenses were $6.9 million.  This represents expenses from the Services Company, a taxable REIT subsidiary, which we began to consolidate as of January 1, 2001.

     For the year ended December 31, 2001, the net gain on sales of certain real estate was $0.3 million.  For the year ended  December 31, 2000, the net loss on sales of certain real estate was $2.1 million.

     Income allocated to minority interests  decreased $12.7 million, or 356.7%, to a $9.2 million loss for the year ended December 31, 2001 due to a decrease in income before minority interests,  extraordinary items and the cumulative effect of a change in accounting  principles of $34.7  million,  or 161.4%,  to a $13.2 million loss.  The decrease is primarily due to strategic  alternative  costs, a provision  for  asset  impairment,  and to the  Additional  Properties  and Sold
Properties and the effects they had on revenue and expenses, as described above, partially offset by the results of sales of real estate.

     The  extraordinary  loss  on  extinguishments  of  debt,  net  of  minority interests,  was $0.1 million for the year ended  December  31, 2001,  due to the write-off of  unamortized  deferred  financing fees related to the mortgage debt repaid upon debt  refinancing  or the sale of certain  properties.  For the year ended December 31, 2000, the extraordinary  loss on extinguishments of debt, net of minority interests was $2.2 million.

     The  cumulative  effect of the  change  in  accounting  principles,  net of minority  interests,  was $0.3  million  and $1.8  million  for the years  ended
December  31, 2001 and  December 31, 2000,  respectively.  This  represents  the adoption  of  Statement  of  Financial  Accounting  Standards  133 and SAB  101,
effective January 1, 2001, and January 1, 2000, respectively.  See Note 1 to our consolidated financial statements for additional information.

     Net income decreased $18.4 million,  or 132.4%,  to a $4.5 million loss for the year ended  December 31, 2001 due to the changes in revenue,  expenses,  net gain on  sales  of real  estate,  provisions  for  asset  impairment,  strategic alternative  review costs,  extraordinary loss on the extinguishment of debt and the  cumulative  effect of a change in  accounting  principles  described  above associated with  acquisitions,  dispositions,  refinancings  and new leasing and releasing of tenant space.
     Comparison of the Year Ended  December 31, 2000 to the Year Ended  December
31, 1999.

     Rental and tenant reimbursement income,  property operating expenses,  real estate taxes,  and  depreciation  and  amortization  increased in 2000 from 1999 primarily due to the  inclusion of a full year of operating  results in 2000 for eight  properties  acquired and two  properties  placed in service in 1999,  the addition of a partial years of operating  results for five  properties  acquired and two properties placed in service in 2000, and the addition of a partial year of  operations  for the office  property  known as 180 N. LaSalle  following its
consolidation   in  our   financial   statements   commencing   August  1,  2000
(collectively,  the  “Additional  Properties”).  These  increases  are offset by decreases  principally  due to the sale of eleven  properties in 1999;
only a partial year’s worth of operating results for sixteen properties and one parking  facility sold in 2000;  and the sale of 50% common  interest in the office  property known as 77 West Wacker Drive in the third quarter of 1999, but is accounted for on the equity method of accounting  commencing  October 1, 1999
(collectively, the “Sold Properties”).

     For the year  ended  December  31,  2000,  rental  revenue  increased  $9.1 million, or 7.2%, to $135.8 million, tenant reimbursement income increased $16.9 million,  or 33.6%,  to $67.0  million,  other property  revenue  decreased $3.1 million,  27.7%, to $8.1 million,  property  operating  expenses  increased $9.6 million,  or 21.7%,  to $54.1  million,  real estate tax expense  increased $5.9 million, or 17.1%, to $40.4 million and depreciation and amortization  increased
$4.2 million,  or 12.6%, to $37.4 million as compared to the year ended December
31, 1999. The Additional Properties resulted in increased rental income of $38.7 million, tenant reimbursement income of $24.3 million, other property revenue of
$0.3 million,  property  operating  expenses of $14.7  million,  real estate tax expense of $12.2 million, and depreciation and amortization of $11.4 million for the year ended  December 31,  2000.  The Sold  Properties  resulted in decreased rental income of $29.0 million,  tenant  reimbursement  income of $11.3 million, other  property  revenue of $1.5 million,  property  operating  expenses of $6.8 million,  real  estate  tax  expense  of  $8.8  million,  and  depreciation  and amortization  of  $8.4  million  for the  year  ended  December  31,  2000.  For properties  held in both 2000 and 1999,  rental revenue  decreased $0.6 million, primarily  due to less  revenue from lease  terminations  in 2000 as compared to
1999. Tenant reimbursement income increased $3.9 million, other property revenue decreased $1.9 million,  property  operating expenses increased $2.3 million and real estate taxes increased $1.9 million.  Tenant reimbursement income increased as a result of the  increases  in property  operating  expenses  and real estate taxes.  Depreciation and  amortization  increased $1.2 million due to additional lease costs and tenant improvements  resulting from new leasing and releasing of tenant space.

     Mortgage note interest  income  decreased $2.1 million,  or 29.8%,  to $4.9 million for the year ended  December 31, 2000, as compared to the same period in
1999, due to the acquisition of the second mortgage note  encumbering the office property known as 180 North LaSalle on August 1, 2000,  and the  property’s operations being consolidated as of that date.

     Other revenue  increased $5.9 million,  or 378.8%,  to $7.5 million for the year ended December 31, 2000, as compared to the same period in 1999,  primarily due to increases in interest  income earned on restricted  cash escrow  balances and leasing  commissions  earned with respect to Dearborn  Center.  In addition, other  revenue is lower in 1999 due to our share of the Services  Company’s
$2.8 million write-off of goodwill.

     Interest expense increased $13.1 million, or 30.7%, to $55.8 million during the year ended  December 31,  2000.  The  increase  was  principally  due to new mortgages  obtained on certain of the properties which were acquired in 2000 and
1999 and the impact of increases in market  interest  rates on our variable rate debt.

     General and  administrative  expense  increased $2.8 million,  or 36.9%, to
$10.4  million  during  the year ended  December  31,  2000.  The  increase  was primarily  due to the  capitalization  of salaries and  benefits  related to our computer system  conversion  project in 1999 and increased  professional fees in
2000.

     For the year ended December 31, 2000, we recorded a $1.0 million  provision for asset impairment  associated with property held for future development based upon our assessment that these costs have no future value.

     For the  year  ended  December  31,  2000,  we  incurred  $0.7  million  of professional and other fees and expenses in our  review/exploration of strategic alternatives,  which  include  portfolio  asset sales,  joint venture and merger possibilities.

     For the year ended December 31, 2000, the net loss on sales of certain real estate was $2.1 million,  as described in “Recent  Developments.”  For the year ended December 31, 1999, the net gain on sales of real estate was $53.0 million.

     Income allocated to minority interests  decreased $27.1 million,  or 88.4%, to $3.6 million for the year ended December 31, 2000 due to a decrease in income before minority  interests,  extraordinary  items and the cumulative effect of a change in revenue recognition of $10.0 million, or 29.9%, to $23.5 million.  The decrease is due to strategic  alternative  review costs of $0.7 million,  a $1.0 million provision for asset impairment,  the results of sales of real estate and to the  Additional  Properties  and Sold  Properties and the effects they had on revenue and expenses, as described above.

     The  extraordinary  losses  on  extinguishments  of debt,  net of  minority interests,  was $2.2 million for the year ended  December  31, 2000,  due to the write-off of  unamortized  deferred  financing fees related to the mortgage debt repaid upon the sale of certain properties.

     The cumulative change in revenue recognition,  net of minority interests of
$1.8 million  represents the adoption of SAB 101, effective January 1, 2000. See
Note 1 to our consolidated financial statements for additional information.

     Net income decreased $41.0 million, or 74.7%, to $13.9 million for the year ended  December  31, 2000 due to the changes in revenue,  expenses,  net loss on
sales  of  real  estate,   minority  interests,   extraordinary  losses  on  the
extinguishments  of debt,  and the  cumulative  effect  of a change  in  revenue recognition described above associated with acquisitions,  dispositions, and new leasing and releasing of tenant space.
Liquidity and Capital Resources

     Recent Developments. As previously disclosed, we and our financial advisors have been exploring the possibility of various strategic alternatives, including the  possible  sale or joint  venture  of all of a  portion  of our  office  and industrial portfolios,  and the possible sale of the entire Company or a similar business  combination  transaction.  Notwithstanding  the substantial efforts of management and our financial advisors,  we have not been successful in executing a strategic  transaction on terms we feel are favorable to our shareholders.  We continue to pursue possible  strategic  alternatives that would be beneficial to our shareholders;  however,  there can be no assurance that any such transaction or transactions will occur.

     Liquidity.  Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes,  we must  distribute
90% of our taxable income (excluding capital gains) annually. In accordance with their revised terms,  we pay an annual dividend of up to a maximum of 12.75% per annum  ($2.50  per share)  for each  Series A  preferred  share,  including  the
Deferred  Rate (see  “Preferred  Shares”)  and 9% per annum ($2.25 per share) for each Series B preferred share. Due to a number of factors,  including our  current  capital  resources  and  needs,  our  Board  decided  not to pay a distribution  on the common  shares/units  for the fourth  quarter of 2001.  See
“Business    Strategies--Liquidity    Requirements.”     Any    future
distributions on our preferred and common shares of beneficial  interest will be made at the  discretion  of our Board.  These  distributions  will depend on the actual  cash  available  for  distribution,  our  financial  condition,  capital requirements,  the  completion of certain  proposed  capital  events,  including certain refinancings and asset sales, the annual distribution requirements under the REIT  provisions  of the Code,  and such other  factors  as our Board  deems relevant.  We can  give no  assurance  that we  will  be  able to  complete  the foregoing  capital  events or, if they are  completed,  whether  they will be on terms  that are  favorable  to us. We also can give no  assurance  that if these
capital   events  are   completed  on  terms   favorable  to  us  or  otherwise,
distributions  on our common shares and common units will be resumed  either for the first quarter of 2002 or thereafter.  In addition, we can give no assurances that we will continue to be able to make  distributions  on our preferred shares of beneficial interest.

     Under the terms of the  construction  loans related to the Dearborn  Center development,  we are  required,  among  other  things,  to  maintain  a  minimum unrestricted  cash  balance of $20.0  million at the end of each fiscal  quarter beginning  with the end of the  fiscal  quarter  ended  December  31,  2000.  At
December 31, 2001, the unrestricted cash balance was less than $20.0 million. In consideration  for the waiver from the lenders,  we are required to deposit $2.0 million into a cash collateral  account over a fourth month period,  with a $0.5 million initial deposit made at the time the waiver was given, and to pledge, as additional collateral under the loans, the tax increment financing payments that we will receive from the City of Chicago  with respect to Dearborn  Center.  The waiver  covers  the  quarters  ended  December  31,  2001 and  March  31,  2002.
Additionally,  the  lenders  agreed to  permanently  reduce  the  $20.0  million unrestricted cash balance covenant to $17.5 million.

     Under the terms of three mortgage loans payable totaling $81.1 million,  we are required to maintain $20.0 million in unrestricted  cash balances at the end of each  fiscal  quarter.  At  December  31,  2001,  we did not have  sufficient unrestricted cash balances to meet this requirement. During the first quarter of
2002, we obtained a waiver from the lender for the fiscal quarter ended December
31, 2001. We do not expect to meet this  requirement as of March 31, 2002 and we are  engaged  in  discussions  with the lender to obtain a waiver for the fiscal quarter ended March 31, 2002.

     Under the terms of a $20.0 million mortage note payable  collateralized  by three of our properties  and a $9.0 million  letter of credit  facility with the same lender,  we are required to limit the amount of  distributions  that can be paid on our common shares and units to a maximum of 90% of funds from operations
(as defined) for each  calendar  year. At December 31, 2001 we did not meet this requirement  with  respect to calendar  year 2001.  In March  2002,  we obtained amendments  to the mortgage  loan and the letter of credit  facility.  Under the amendments,  we obtained a waiver of the distribution covenant for calendar year
2001,  and agreed,  among other  things,  to  increase a $3.5  million  guaranty related to a $12.5  million  mezzanine  facility on our 33 West Monroe  property with the same lender to a full guaranty of such mezzanine loan.

     The  covenants  contained  in many of our  loan  agreements  and  guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels and limits as to  recourse  indebtedness.  Compliance  with these  covenants  is highly  dependent  on our  financial  results  and could be  impacted  by future capital  events such as asset sales,  debt  refinancings  and new debt or equity transactions. There can be no assurance that we will meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.  In addition,  certain loans  contain  cross-default provisions  whereby a default under the covenants  related to one loan agreement would also result in a default under the  provisions of one or more other loans.
Failure  to meet a  covenant  could  result  in a  requirement  for a  principal paydown, accelerated maturity,  additional collateral or other changes in terms.
This could also  adversely  affect our ability to obtain  additional  sources of financing or equity capital.

     Given our current level of debt, availability of collateral and our current financing arrangements, we may not be able to obtain additional debt at interest rates which are below the rates of return on our  properties.  In addition,  any equity  capital we might raise may be dilutive to our current  shareholders.  As previously  discussed,  we are currently  negotiating with third parties to sell certain  properties in our  portfolio.  There can be no assurances  that we will consummate debt, equity or asset sales  transactions  which would yield proceeds of  sufficient  nature  and in a  timeframe  necessary  to  fund  our  projected operating and capital needs on a current basis.

     The following  tables disclose our  contractual  obligations and commercial commitments as of December 31, 2001:
                                        Payments Due by Period
                                              (in thousands)
                                  ---------------------------------------
                                           Less
                                           than      1-3      4-5      After
Contractual Obligations         Total     1 year    Years    Years    5 Years
-------------------------------------------------------------------------
Mortgage notes payable(A)     $ 762,349  $228,438  $108,887 $157,216  $267,808

Bonds payable(B)                 57,150    57,150         -        -         -
Construction financing          105,637         -   105,637        -         -
Capital lease obligations(C)      1,052       328       713       11         -
Operating leases(C)              17,482     2,922     4,764    4,374     5,422
Tenant improvement
  allowances(C)(D)                9,585     9,585         -        -         -
Liabilities for leases
  assumed and lease
  reimbursement
  obligations(C)(E)             102,092    10,946    21,797   20,357    48,992
                            --------------------------------------------------
Total contractual cash
   obligations               $1,055,347  $309,369  $241,798 $181,958  $322,222
                            ==================================================

(A)  Included in mortgage notes payable due in 2002 is a $153,200 mortgage note, which can be extended for up to two years at our option.  Also  included in mortgage notes payable due during 2002 is a $29,400 mortgage note, which we extended for one year in January  2002. In addition,  we repaid  $21,500 of mortgage  notes payable out of the proceeds of the Aurora land sale and the put which we exercised  with respect to our joint  venture  interest in the
     Monroe Wacker parcel. See "Recent Developments".  We intend to refinance or extend the maturity dates on the remainder.
(B)  The maturity of these bonds would have been  accelerated upon the scheduled expiration of letters of credit, which letters of credit support the bonds, in January 2002. On January 2, 2002, we purchased  $23,250 of the bonds and obtained  replacement  letters of credit of  $25,241  which have a maturity date of January 2, 2007.
(C)  We anticipate funding these obligations from operations and the proceeds of equity,  debt or asset sale(s)  transaction  as discussed in "Liquidity and
     Capital Resources".
(D)  We have escrows of $3,699 which may be utilized to fund these obligations.
(E)  These  obligations  would be offset by any receipts from  subleasing of the related space. We currently have executed  subleases which we estimate will provide subleasing receipts of $7,320.

                                              Amount of Commitment
                                             Expiration Per Period
                                                 (in thousands)
                                      -------------------------------------

          Other                    Total      Less
        Commercial                Amounts     than      1-3      4-5      Over
       Commitments              Committed   1 year    Years    Years   5 Years
---------------------------------------------------------------------------
Standby letters of credit (A)  $  59,275  $  59,268 $      7  $     -  $    -

Guarantees (B)                   143,600     60,532   58,357   20,789   3,922
Tax indemnifications (C)           1,191      1,191      (C)      (C)     (C)
Series A preferred shares (D)     15,000      3,000    6,000    6,000     (D)
Series B preferred shares (E)     45,000      9,000   18,000   18,000     (E)
                              ------------------------------------------------
Total commercial commitments    $264,066   $132,991  $82,364  $44,789  $3,922
                              ================================================

(A)  Included in the total are letters of credit of $48,800  that expired and were replaced  on  January 2, 2002.  The  letters of credit  were used to credit support tax-exempt  industrial  development revenue bonds on certain of our industrial  facilities.  On January 2, 2002,  we  purchased  $23,250 of the bonds and obtained  replacement  letters of credit of $25,241  which have a maturity date of January 2, 2007.

(B)  Included  in the total is our  guarantee  related  to the  Dearborn  Center construction  loan of $48,397,  having a maturity  date of January 5, 2004.
     The guarantee will increase to a maximum of $60,000 as additional funds are drawn under the construction  loan commitment.  In addition,  we guaranteed
     $3,500 of a $12,500  mezzanine  facility  maturing on November 15, 2003. In
     March 2002, we increased our guaranty to a full loan guaranty of $12,500 in consideration for an amendment to certain financial  covenant  requirements related to a $20,000 mezzanine  facility from the same lender maturing June
     30, 2003.  On January 9, 2002, we extended the maturity date of the $30,000 mortgage  note  payable  secured by 100% of its  ownership  interest in IBM
     Plaza, Chicago,  Illinois, until February 23, 2003. The guarantee of $2,500 is shown as expiring on February 23, 2002.  However,  the guarantee will in fact  expire at the same time as the  maturity  date of the  mortgage  note payable on February 23, 2003.

(C)  The total represents tax indemnity payments accrued during 2001 and payable
     April 15, 2002, of $1,177 to IBD  Contributors  and $14 to NAC contributors for the sale of 43-47 Hintz Road.  We also  estimate  our maximum  possible exposure  on  tax  indemnifications  to be an  additional  $81,952  if  all indemnity  properties  had been sold as of December 31, 2001. The amount of certain  indemnities  decreases  by  10%  each  calendar  year.  (See  "Tax
     Indemnity Agreements").

(D)  Dividends  are  cumulative  and payable at a 7.5% annual rate each  quarter that the Series A preferred shares remain outstanding. In addition, SCP has a contractual right under the securities  purchase  agreement,  as amended, relating  to the  Series A  preferred  shares,  to require us to redeem the
     Series A  preferred  shares at a  redemption  price equal to $20 per share, plus  accrued  dividends  to the  date of  redemption,  upon 10 days  prior written notice,  which redemption may be required by SCP at any time during the period from January 15, 2002 through  January 14, 2004. On February 22,
     2002,  we  amended  the  agreement  and  agreed to an  additional  deferral payment,  as  defined,  of 3.5%  calculated  on the  outstanding  Series  A preferred shares. This payment accrues from February 8, 2002 to the date of notice of  redemption,  is payable at redemption  and  compounds  quarterly beginning March 31, 2002. The deferral payment  increases by 0.50% every 90 days up to a maximum of 5.25%.  As notice of redemption has not been given, the timing and total amount ultimately payable is not determinable and are, therefore,  not shown herein.  We are now, and may from time to time in the future,  continue to  negotiate  SCP to modify the terms of the  securities purchase agreement.

(E)  Dividends  are  cumulative  and payable at a 9.0% annual rate each  quarter that  the  Series B  preferred  shares  remain  outstanding.  The  Series B preferred  shares  rank  senior  to the  common  shares  and the  Series  A preferred shares as to the payment of dividends.

     As discussed  under  “Capital  Improvements”,  we anticipate  the funding of increased  capital  expenditures for tenant  improvements and leasing commissions in 2002,  primarily in our suburban  office  portfolio,  to retenant space that has recently vacated or is anticipated to be vacated during the year.
Anticipated  cash  flow  from  operations,  after the  funding  of debt  service payments and other fixed charges,  is not sufficient to fund these expenditures.
Therefore,  these  activities  are  highly  dependent  on our  ability to obtain additional  financing  or equity  capital or to sell  assets.  Failure to obtain additional  sources  of  funds  from  debt or  equity  transactions  or from the proceeds  of asset  sales would  severely  impact our  ability to  re-lease  and properly maintain our properties.

     Tenant  Concentration.  The following  represents our five largest  tenants based on gross revenue received during 2001 (in thousands):

                                   Gross         % Of Total
                                   Tenant         Company
                   Tenant          Revenue       Revenue
            -------------------------------------------------
            Arthur Andersen        $17,602          8.0
            Jenner & Block      13,801          6.3
            National City Bank      10,078          4.6
            IBM Corporation          8,490          3.9
            Motorola                 6,655          3.0
                                 ----------------------------
                                   $56,626         25.8%
                                 ============================

     If one or more of these tenants were to experience  financial  difficulties and cease paying rent,  our cash flow and  earnings  would likely be  negatively impacted  in the near term.  The extent and length of this would be  impacted by several factors, including:

o    the nature of the financial difficulties;
o    our ability to obtain control of the space for releasing;
o    market conditions;
o    the length of time it would  require for us to release the tenant's  space;
     and
o    whether the tenant's rent was above or below market.

     Arthur  Andersen LLP currently  leases 664,162 net rentable  square feet in two of our office  properties  (587,313 square feet at 33 West Monroe Street and
76,849 square feet at 330 North Wabash Avenue).  Arthur Andersen’s  current net rent at these properties is  substantially  below market rent for comparable buildings in the downtown  Chicago  office market.  Given the widely  publicized uncertainties  facing  Arthur  Andersen,  there can be no assurance  that Arthur
Andersen will continue to occupy space in our portfolio, pay rent for such space on a timely basis, and fulfill its lease obligations. If Arthur Andersen were to cease payment of its rental obligation, this would negatively impact our ability to meet our financial obligations.

     Property  Sales.  During the year ended  December 31, 2001, we sold various office and  industrial  properties  and vacant land  parcels  (see  “Recent
Developments”)  and used a portion of the net  proceeds  to  acquire  other office and industrial properties and land parcels, retire debt, fund development activities and for general corporate needs.

     Preferred Shares. Our outstanding  preferred shares contain restrictions on our ability to issue additional preferred shares and, in certain  circumstances, incur  additional  indebtedness.  In  addition,  SCP, the holder of our Series A preferred shares, has a current  contractual right under the securities purchase agreement, as amended,  relating to the Series A preferred shares, to require us to redeem the Series A preferred  shares at a redemption  price equal to $20 per share,  plus  accrued  dividends to the date of  redemption,  upon 10 days prior written notice,  which  redemption may be required by SCP at any time during the period from January 15, 2002 through  January 14, 2004. On February 22, 2002, we amended the agreement and agreed to an additional deferral payment (as defined), of 3.5% calculated on the outstanding  Series A preferred  shares.  This payment accrues from February 8, 2002 to the date of notice of redemption, is payable at redemption  and  compounds  quarterly  beginning  March 31,  2002.  The deferral payment  increases by 0.50% percent every 90 days up to a maximum rate of 5.25%.
We are now, and may from time to time in the future,  continue to negotiate with
SCP to modify the terms of the securities purchase agreement.

     Our anticipated cash flows from operations in 2002 may not be sufficient to fund our preferred dividends on a current basis.  Payment of these dividends may be  dependent  on our ability to defer the  funding of our capital  requirements and/or to obtain  additional  financing  and equity  capital or to sell  assets.
Failure to obtain  additional  sources  of funds from debt or equity  capital or from the proceeds of asset sales may result in a suspension  of our Series A and
Series B  preferred  share  dividends  on a  current  basis.  As a result of any suspension,  our Series A preferred  shareholder  may decide to exercise its put right. In addition,  the holders of our Series A preferred shares have the right to elect one additional  member to our Board (or two  additional  members if our
Board  consists  of  more  than  10  members)  if  two   consecutive   quarterly
distributions (i) on the Series A preferred shares, or (ii) on our common shares in an amount  of at least  $0.3375  per  share,  are not  made.  The term of any
Trustee  elected  by  the  Series  A  preferred  shareholders  will  expire,  as applicable,  whenever all arrears in dividends on the Series A preferred  shares have been paid and current dividends declared and set apart for payment, we have paid a  dividend  on our  common  shares  at  least  equal  to  $0.3375  for two consecutive  quarters.  The  holders of our Series B  preferred  shares have the right to elect two additional members to our Board if six consecutive  quarterly distributions  on the Series B  preferred  shares are not made.  The term of any
Trustees elected by the Series B preferred shareholders will expire whenever all arrears in dividends on the Series B preferred shares have been paid and current dividends declared and set apart for payment.

     Tax Indemnity  Agreements.  In connection with the  contribution of certain
properties   during  our  initial   public   offering,   we  entered   into  tax
indemnifications with certain principals affiliated with Edward S. Hadesman, one of our executive  officers,  and certain  principals  affiliated with Stephen J.
Nardi,  one of our  Trustees.  The terms of these  agreements  are  discussed in
“Certain  Relationships  and  Related  Transactions  - Tax  Indemnification
Agreements”.

     On  December  12,  1997,   we  purchased  and  amended  the  mortgage  note
encumbering the property known as Continental Towers located in Rolling Meadows,
Illinois.  As part of this  transaction,  we agreed to indemnify the two limited partners (the  “Principals”) of the limited partnership which owns the property for, among other things,  the federal and  applicable  state income tax liabilities  that  result  from the  income or gain which  they  recognize  upon refinancing,  sale,  foreclosure or other action taken by us with respect to the property or the mortgage note (a “Tax Event”).  Under the terms of the agreement,  if an Indemnification Event, as defined,  results in a Tax Event, we are required to  immediately  pay to the  Principals the amount of any resulting federal  or state  tax,  including  any  interest  and  penalties,  as well as a
“gross up” amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is
obtained  from   independent   tax  counsel  that  the   Indemnification   Event
“should”  not trigger a Tax Event  resulting in taxable income or gain to the Principals,  no indemnity payment is immediately  required.  If the legal opinion  obtained from independent tax counsel states that the Principals have a
“reasonable  basis”  for reporting the  Indemnification  Event without including  any  taxable  income or gain,  no  indemnity  payment is  immediately required. In either case, the indemnity payment would be required if a Tax Event occurred.  However,  if  a  “reasonable  basis”  opinion  is  received regarding an  Indemnification  Event and if our equity market  capitalization is less than $400.0  million  (but more than $200.0  million),  we are  required to deposit 50% of the total indemnity  amount into an escrow in cash or in the form of a  letter-of-credit.  If (i) an  Indemnification  Event occurs and our equity market  capitalization  falls below $200.0  million for more than 30 consecutive trading  days,  (ii) or  immediately  after we sell or otherwise  dispose of the lesser of $100.0 million or 33% of our gross assets within a twelve month period
(“a Trigger Disposition”), we desire to cause an Indemnification Event and our equity market  capitalization is less than $200.0 million,  then we will be required to deposit 100% of the total  indemnity  amount into the escrow.  In
addition,   in  the  case  of  a  Trigger  Disposition  and  our  equity  market capitalization  falls  below  $200.0  million,  the  Principals  may acquire the general partnership  interest in the limited partnership which owns the property for $1,000 and be able to prevent the Indemnification Event from occurring.  The tax  indemnity  obligation  expires  January 5, 2013.  We  estimate  our maximum possible exposure at December 31, 2001 is $57.2 million.

     As discussed  above,  sales of properties which result in taxable income to parties  covered by tax  indemnification  agreements  would  create an indemnity obligation  on our part to the  indemnified  party.  In order to  mitigate  this obligation,  we may enter into tax deferred exchange  transactions,  which would defer the tax sale and related indemnity  obligation.  Proceeds  available to us from sales of properties covered by indemnity properties would be reduced by the amount  necessary to fund any  indemnity  payment or to purchase  properties  to satisfy tax deferred exchange transactions.
     Indebtedness.  Our  aggregate  indebtedness  was $925.1  million and $799.2 million at December 31, 2001 and 2000, respectively.  At December 31, 2001, this indebtedness  had a weighted average maturity of 4.01 years and bore interest at a weighted  average  interest  rate of 8.02% per annum.  At December  31,  2001,
$405.7 million,  or 43.9%, bore interest at a fixed rate, and $519.4 million, or
56.1% of such  indebtedness,  including $57.2 million of tax-exempt  bonds, bore interest at variable rates. Of the $519.4 million of variable rate debt,  $363.1 million was subject to interest rate protection  instruments,  including  $155.2 million  subject to an interest rate swap  agreement,  $140.9 million subject to various  interest rate cap agreements  and $67.0 million  subject to an interest rate collar agreement.

     We have financed a portion of our acquisitions  with proceeds from mortgage notes  payable  from  various  financial  institutions,  with fixed and variable interest rates and maturities from 2002 through 2013.

     Interest  Rate  Protection  Agreements.  We have entered into the following interest rate protection agreements:

     On January 31,  1999,  we entered into an interest  rate collar  agreement, with respect to our property at 33 West Monroe Street in Chicago,  Illinois, for the period from  January 31, 1999  through  January 31,  2002,  with a financial institution for an original notional amount of $65.0 million.  The interest rate ceiling  under the  agreement  was based on a LIBOR  index rate of 7.50% and the interest  rate floor is based on a LIBOR index rate of 3.73%.  On  November  15,
2000,  the underlying  note was refinanced  with the proceeds of a $67.0 million mortgage note payable. The collar agreement remained in place and was designated to the new loan in conjunction  with an additional  interest rate cap agreement.
On November 15, 2000,  we also entered into an interest  rate cap  agreement for the period from November 15, 2000,  through  January 31, 2002. The interest rate under the agreement is capped at the LIBOR index rate of 6.50%.  Included in the interest  rate cap  agreement  was the sale of an interest rate cap based on the
LIBOR index rate of 7.50% for the period from November 15, 2000 through  January
31, 2002, for a notional amount of $65.0 million.  This agreement  allowed us to reduce the cost of this hedge  instrument  and take  advantage  of the  existing collar  agreement  originally  entered into on January 31, 1999.  On December 6,
2001, we extended the interest rate cap agreement through January 31, 2003 for a notional amount of $67.0 million.  An additional  hedge agreement is required by
February 1, 2003,  covering  the period  from  February  1, 2003,  through  debt maturity of November 15, 2005.

     On November 1, 1999,  we entered  into an interest  rate collar  agreement, with respect to our property at 77 West Wacker Drive in Chicago,  Illinois,  for the period from  November 1, 1999  through  September  30, 2002 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling  and the  interest  rate floor under the  agreement  is based on a LIBOR index rate of 7.75% and a LIBOR index rate of 5.62%,  respectively.  On November
22, 1999, this agreement was assigned to an  unconsolidated  joint venture which owns the related  property and  indebtedness.  On November  10, 1999,  the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling and the interest floor under the agreement is based on a LIBOR index rate of 7.75% and a
LIBOR index rate of 6.10%,  respectively.  On March 12, 2001,  our joint venture partner  replaced us as the  guarantor  to the  counterparties  related to these agreements.  If our joint venture  partner,  as guarantor,  were required to pay either  of the  counterparties  under  the  terms of the  interest  rate  collar agreements,  we would be liable to reimburse our joint venture partner our fifty percent share of any amount paid.

     On December 10, 1999, we entered into an interest rate swap agreement, with respect to our  property  at 330 North  Wabash  Avenue  (IBM  Plaza) in Chicago,
Illinois, for the period from December 10, 1999 through December 10, 2002 for an original  notional  amount of $160.0 million that decreased to $158.4 million on
December 10, 2000 and decreases to $155.2 million on December 10, 2001, based on a LIBOR  index  rate of 6.3%  that  effectively  fixed  the  interest  rate on a variable rate mortgage at 8.0%. We have provided a guaranty to the  counterparty related to this  agreement  to the extent of any  decrease  in value in the swap agreement.  In accordance with this guarantee,  the swap agreement requires cash escrow  deposits to the extent that the  instrument’s  valuation  decreases more than $0.5 million. As of December 31, 2001 and 2000, respectively,  we have deposited  $5.6 million and $1.4 million  pertaining  to the interest  rate swap agreement.

     On July 11, 2000,  we entered  into an interest  rate cap  agreement,  with respect to our property at 180 North LaSalle  Street in Chicago,  Illinois,  for
the period from July 11, 2000  through  August 1, 2001 for a notional  amount of
$52.0  million.  The interest  rate under this  agreement is capped at the LIBOR index rate of 7.25%. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60.0 million.

     On November 15, 2000, we entered into an interest rate cap agreement,  with respect to the property  located at 33 West Monroe Street in Chicago,  Illinois, for a notional  amount of $67.0  million for the period from  November  15, 2000 through January 31, 2002. On December 6, 2001, we extended the interest rate cap agreement  to January 31, 2003 (an  additional  hedge  agreement  is required by
February  1, 2003 for the period  February  1, 2003  through  debt  maturity  of
November 15, 2005) with respect to the $67.0 million  variable rate note payable secured by the 33 West Monroe Street property. The interest rate under the terms of the  agreement  is  capped at the LIBOR  index  rate of 6.50% for a  notional amount of $67.0 million. Included in the initial interest rate cap agreement was the sale of an interest  rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002, for a notional amount of
$65.0  million.  This  agreement  allowed  us to reduce  the cost of this  hedge instrument  and take  advantage of the  remaining  term of the  existing  collar agreement  originally  entered into on January 31,  1999.  We received a nominal amount under the terms of the cap  agreement  during 2000 and no amounts  during
2001.

     On November 15, 2000, we entered into an interest rate cap agreement,  with respect to our property at 33 West Monroe Street in Chicago,  Illinois,  for the
period from November 15, 2000 through November 15, 2003 for a notional amount of
$12.5  million.  The  interest  rate under the  agreement is capped at the LIBOR index  rate of  8.35%,  8.75%  and 9.0%  for  loan  years  one,  two and  three, respectively.

     On August 22, 2001,  we entered into an interest rate cap  agreement,  with respect to our property  Dearborn  Center in Chicago,  Illinois,  for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the  agreement is capped at the LIBOR index rate of 4.25%  increasing to 7.4%
over the term of the cap  agreement.  The  notional  amount of the cap begins at
$81.0 million and  increases  over the term of the cap agreement to a maximum of
$230.0 million based on increases  anticipated in the  construction  loan during the expected construction period of the Dearborn Center property.

     Debt Repayments.  In connection with the sale of two industrial properties, mortgage  debt of $8.5  million  was  repaid  with sales  proceeds.  We paid off mortgage debt of $82.7 million as a result of our debt refinancing  activity and
a  mortgage  note  payable  of  $11.0  million   related  to  a  property  under
development.  Scheduled  principal  payments  were made  totaling  $13.7 million bringing the total debt repayments for 2001 to $115.9 million.

     Future Debt and Equity Offerings.  We filed a shelf registration  statement on Form S-3 with the  Securities  and  Exchange  Commission,  which was declared effective  on June 8, 1999,  to register up to $500.0  million of our equity and debt  securities  for future sale at prices and on terms to be determined at the time of offering.

     Capital  Improvements.  Our  properties  require  periodic  investments  of capital for  tenant-related  capital  improvements.  During  2001 and 2000,  our
tenant  improvements  and  leasing  commissions   averaged  $30.73  and  $21.01,
respectively,  per square foot of  newly-leased  office space,  $9.15 and $6.23, respectively,  per square foot of office leases renewed by existing tenants, and
$3.83 and $7.29, respectively, per square foot of newly-leased industrial space.
Our total cost of general capital  improvements  to our properties  historically averages $5.9 million  annually based upon an estimate of $0.47 per square foot.
Due to  current  economic  and  market  conditions  and the  forecasted  leasing activity in our  portfolio,  however,  we are  budgeting  over $29.0  million of
capital   expenditures   in  2002.  See   “Business   Strategies--Liquidity
Requirements.”  We believe  that we should  keep our  properties  near full occupancy,  even if the cost is to fund additional  funds to the tenant at lease commencement  to induce the prospect to become a tenant.  This  strategy has, in our  opinion,  always been  successful  during  periods of  economic  decline or economic uncertainty--a period which we believe we are in.
Historical Cash Flows

     We had  consolidated  net cash  provided by operating  activities  of $57.5 million, $64.4 million and $106.3 million for the years ended December 31, 2001,
2000 and 1999,  respectively.  The $6.8  million  decrease  in cash  provided by operating  activities for the year ended December 31, 2001,  from the year ended
December 31, 2000, was primarily due to a $18.4 million  decrease in net income, a $0.1 million  decrease in  amortization  of costs for leases  assumed,  a $2.3 million decrease in net loss on sales of real estate, a $2.5 million decrease in the net equity in loss of unconsolidated  entities,  a $12.7 million decrease in income allocated to minority interests, a $2.0 million decrease in extraordinary items,  a $1.5 million  decrease in cumulative  effect of a change in accounting principles,  a $5.2 million decrease in accounts  payable and accrued  expenses, and a $2.4  million  decrease  in other  liabilities,  offset by a $1.8  million decrease in interest  income and  development  costs added to the mortgage  note receivable principal,  a $4.4 million increase in depreciation and amortization, a $0.2 million  increase in  unrealized  loss on  derivatives,  a $20.8  million increase  in  provision  for  asset  impairment,  a  $3.2  million  decrease  in receivables, a $1.3 million decrease in other assets, a $4.8 million increase in accrued  interest  payable,  and a $3.8 million  increase in accrued real estate taxes.

     The $41.9 million decrease in cash provided by operating activities for the year ended  December  31,  2000,  from the year ended  December  31,  1999,  was primarily due to a $41.0 million decrease in net income, a $2.8 million decrease in the net equity in loss of unconsolidated  entities,  a $27.1 million decrease in income  allocated to minority  interests,  a $0.6 million decrease in loss on land  development  option,  a $0.1 million decrease in amortization of costs for leases assumed,  a $6.1 million  increase in deferred rent  receivable,  a $19.8 million  decrease in other  assets,  a $22.7  million  increase in accrued  real estate  taxes,  and a $0.9  million  decrease  in  accounts  payable and accrued expenses,  offset by a $0.7 million  decrease in interest income and development costs added to the mortgage note receivable  principal,  a $1.0 million increase in the provision for asset  impairment,  a $4.2 million increase in depreciation and  amortization,  a  $0.6  million  decrease  in net  gain  on  treasury  lock terminations,  a $55.1 million  decrease in net gain on sales of real estate,  a
$1.1  million  increase  in  extraordinary  items,  a $1.8  million  increase in cumulative effect of a change in accounting principle, an $11.1 million decrease in tenant receivables,  a $0.2 million increase in accrued interest payable, and a $3.4 million increase in other liabilities.

     We had  consolidated  net  cash  used in  investing  activities  of  $149.4 million, $26.2 million and $439.8 million for the years ended December 31, 2001,
2000 and 1999,  respectively.  The $123.2  million  increase in net cash used in investing  activities for the year ended December 31, 2001,  from the year ended
December 31, 2000, was primarily due to a $28.8 million increase in expenditures for real estate and equipment,  principally related to property development, and a $116.6 million decrease in proceeds from the sales of real estate, offset by a
$12.2 million decrease in additional advances on the mortgage note receivable, a
$2.3 million  decrease in restricted  cash escrows,  a $2.9 million  decrease in leasing costs, and a $4.8 million decrease in net loans to the Services Company.

     The $413.6  million  decrease in net cash used in investing  activities for the year ended  December  31,  2000 from the year ended  December  31,  1999 was primarily due to a $461.1 million  decrease in expenditures  for real estate and equipment,  principally related to property acquisitions and development,  and a
$4.6 million decrease in the purchase of and additional advances on the mortgage note  receivable,  offset by a $12.3 million decrease in proceeds from the sales of real  estate,  a $3.8  million  increase in leasing  costs,  a $27.2  million increase in restricted cash escrows, a $7.5 million increase in net loans to the
Services  Company and a $1.3 million  decrease in  distributions  received  from unconsolidated joint ventures.

     We had  consolidated  net cash  provided by financing  activities  of $73.2 million for the year ended  December  31,  2001,  consolidated  net cash used in financing  activities of $32.8 million for the year ended December 31, 2000, and consolidated net cash provided by financing activities of $306.9 million for the year ended December 31, 1999.  The $106.0 million  increase in net cash provided by financing activities for the year ended December 31, 2001 from the year ended
December  31, 2000 was  primarily  due to a $8.9  million  decrease in financing costs, a $19.5 million decrease in net repayment of credit  facilities,  a $77.5 million  decrease in the repayment of mortgage  notes  payable,  a $17.3 million decrease  in the  repayment  of bonds  payable,  a $105.6  million  increase  in proceeds from construction  financing, a $0.7 million decrease in the repurchase of Operating  Partnership  minority  interest  common units,  and a $0.3 million decrease in distributions  paid to minority  interest  unitholders,  offset by a
$122.0 million decrease in proceeds from mortgage notes payable,  a $0.4 million increase in common share  repurchases,  a $1.0 million decrease in contributions from other minority interests,  and a $0.4 million increase in dividends paid to common shareholders.

     The $339.7  million  increase in net cash used in financing  activities for the year ended  December  31,  2000 from the year ended  December  31,  1999 was primarily  due to a $288.3  million  decrease in proceeds  from  mortgage  notes payable, a $39.0 million increase in net repayment of credit facilities,  a $5.4 million  increase  in  financing  costs,  a $15.3  million  decrease in deposits
returned  under   treasury  lock   agreements,   a  $0.9  million   increase  in
distributions  to  preferred  shareholders,  common  shareholders,  and minority
interests,   and  a  $0.7  million  increase  in  the  repurchase  of  operating partnership  minority  interest units,  offset by a $8.5 million decrease in the repayment  of  mortgage  notes and bonds  payable,  a $1.0  million  increase in contributions  from other  minority  interests,  and a $0.4 million  decrease in preferred stock transaction fees.

Funds from Operations

     Industry analysis generally  consider Funds from Operations,  as defined by the National Association of Real Estate Investment Trusts  (“NAREIT”),
an alternative  measure of performance of an equity REIT.  Funds from Operations is defined by NAREIT as net income (loss)  determined  in accordance  with GAAP, excluding gains (or losses) from sales of depreciable  operating property,  plus depreciation and  amortization  (other than  amortization of deferred  financing costs and  depreciation  of non-real  estate  assets) and after  adjustment  for unconsolidated partnerships and joint ventures.  Non-recurring items, other than those  considered  “extraordinary”  under GAAP, are not adjustments to funds  from  operations.  We  believe  that  in  order  to  facilitate  a  clear
understanding  of  our  combined  historical   operating  results,   Funds  from
Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial  statements included elsewhere in this form 10-K. The following  tables  represent  the  unaudited  calculation  of  our  consolidated quarterly  summary of Funds from  Operations  for the years ended  December  31,
2001, 2000 and 1999 (amounts in thousands):
                                   Year ended December 31, 2001
                        -------------------------------------------------
                                    Fourth    Third    Second    First
                           Total    Quarter  Quarter   Quarter   Quarter
                        -------------------------------------------------
Net (loss) income
  available to common
  shareholders.......... $ (16,648) $(11,731) $(4,608) $   168  $   (477)
FFO adjustments:
Real estate
  depreciation and
  amortization (1)......    37,289     9,067    9,532    9,733     8,957
Straight-line rental
  revenue adjustments...    (5,043)   (1,294)  (1,199)     (30)   (2,520)
Straight-line rental
  revenue from joint
  ventures..............      (535)     (112)    (109)    (153)     (161)
Amortization of costs
  for leases assumed....       767       182      193      196       196
Joint venture
  adjustments...........     3,351       842      838      836       835
Adjustment for provision
  for operating property
  asset impairment......     1,500         -        -        -     1,500
(Gain) loss on sales of
  operating property....       113         -    2,444   (1,907)     (424)
Minority interests......    (9,150)   (6,005)  (3,186)     149      (108)
Extraordinary loss (2)..       137         -        -       78        59
Cumulative effect of
  change in accounting
  principle(3)..........       321         -        -        -       321
                        -------------------------------------------------
Funds from operations,
  excluding straight-
  line rental revenue...    12,102    (9,051)   3,905    9,070     8,178

Straight-line rental
  revenue...............     5,043     1,294     1,199      30     2,520
Straight-line rental
  revenue from joint
  ventures..............       535       112       109     153       161
                        -------------------------------------------------
Funds from operations,
  including straight-
  line rental revenue... $  17,680 $  (7,645) $  5,213 $ 9,253  $ 10,859
                        =================================================
Other data:
  Net cash provided by
   operating activities. $  57,510 $  12,049 $ 23,197 $ 18,459  $  3,805
  Net cash used in
   investing activities.  (149,444)  (30,116) (48,835) (32,394)  (38,099)
  Net cash provided by
   financing activities.    73,248     5,231   16,527   17,338    34,152

                                Year ended December 31, 2000
                        -------------------------------------------------
                                    Fourth    Third    Second    First
                           Total   Quarter   Quarter   Quarter   Quarter
                        -------------------------------------------------

Net income (loss)
  available to common
  shareholders (3)......$  1,742  $ (5,239) $ 6,015  $  (700)  $ 1,666
FFO adjustments:
Real estate
  depreciation and
  amortization (1)......  33,931     8,928    8,302    8,495     8,206
Straight-line rental
  revenue adjustments...  (9,358)   (2,483)  (2,289)  (2,332)   (2,254)
Straight-line rental
  revenue from joint
  ventures..............    (751)     (277)    (158)    (158)     (158)
Amortization of costs
  for leases assumed....     833       210      206      255       162
Joint venture
  adjustments...........   3,291       701      865      862       863
(Gain) loss on sales of
  operating property....  (3,395)      439   (8,302)   4,338       130
Minority interests......   3,564    (3,486)   4,857     (209)    2,402
Extraordinary loss......   2,176       911      857      408         -
Cumulative effect of
  change in accounting
  principle (3).........   1,843         -        -        -     1,843
                        -------------------------------------------------
Funds from operations,
  excluding straight-
  line rental revenue...  33,876      (296)   0,353   10,959    12,860
Straight-line rental
  revenue...............   9,358     2,483    2,289    2,332     2,254
Straight-line rental
  revenue from joint
  ventures..............     751       277      158      158       158
                        -------------------------------------------------
Funds from operations,
  including
  straight-line rental
  revenue...............$ 43,985  $  2,464 $ 12,800  $13,449   $15,272
                        =================================================
Other data:
  Net cash provided by
   operating activities.$ 64,393  $ 33,637 $  7,882  $14,611  $  8,263
  Net cash (used in)
   provided by investing
   activities..........  (26,248)  (14,942)  28,354   (8,961)  (30,699)
  Net cash (used in)
   provided by financing
    activities.........  (32,787)  (20,637) (36,460)   6,046    18,264

                               Year ended December 31, 1999
                        -------------------------------------------------
                                     Fourth   Third    Second    First
                           Total    Quarter  Quarter   Quarter  Quarter
                        -------------------------------------------------

Net income available to
  common shareholders...$  42,745 $   1,470 $ 31,238  $  7,025 $   3,012
FFO adjustments:
Real estate
  depreciation
  and amortization (1)..   30,549     7,106     8,022    8,088     7,333
Straight-line rental
  revenue adjustments...   (3,263)   (1,418)     (637)    (614)     (594)
Straight-line rental
  revenue from joint
  ventures..............     (220)     (220)        -        -         -
Joint venture adjustment      875       875         -        -         -
Amortization of costs
  for leases assumed.....     899       163       245      246       245
Gain on sales of
  operating property....  (52,706)     (224)  (48,125)  (4,357)        -
Minority interests......   30,687     1,440    22,330    4,861     2,056
Extraordinary loss......    1,082       253       829        -         -
                        -------------------------------------------------
Funds from operations,
  excluding straight-
  line rental revenue...   50,648     9,445    13,902   15,249    12,052
Straight-line rental
  revenue...............    3,263     1,418       637      614       594
Straight-line rental
  revenue from joint
  ventures..............      220       220         -        -         -
                        -------------------------------------------------
Funds from operations,
  including straight-
  line rental revenue... $ 54,131 $  11,083  $ 14,539 $ 15,863 $  12,646
                        =================================================
Other data:
  Net cash provided by
   operating activities .$106,296 $  40,816  $ 27,867 $ 16,195 $  21,418
  Net cash used in
   investing activities. (439,793) (209,800)  (61,117) (17,571) (151,305)
  Net cash provided by
   financing activities.  306,907   178,721    25,565    6,600    96,021

(1)  Excludes the amortization of deferred  financings costs and non-real estate related depreciation.
(2)  For the year ended December 31, 2001, the second quarter extraordinary loss previously reported has been restated by $223, net of minority interests of
     $153, to reflect an adjustment we recorded in the fourth quarter to reverse the write-off of deferred financing fees incorrectly recorded in the second quarter.  The  restatement  did  not  significantly  affect  our  trend  of earnings.
(3)  During the fourth  quarter of 2000, we changed our method of accounting for revenue  recognition in accordance with SAB 101. Effective January 1, 2000, we  recorded a charge to income of $1,843,  net of  minority  interests  of
     $1,140,  representing  the  cumulative  effect  of  adopting  SAB 101 as of
     January 1, 2000. Pursuant to Financial Accounting Standards Board Statement
     No. 3, "Reporting Accounting Changes in Interim Financial Statements",  the
     previously  reported quarterly  information for the first three quarters of
     2000 has been restated.  The net quarterly effect in 2000 was a decrease in net income  (loss)  available  to common  shares of $1,867 and $230 for the first and second  quarters,  respectively,  and an increase of $238 for the third quarter of 2000, a decrease in funds from  operations of $42 and $392 for the first and second quarters,  respectively,  and an increase in funds from  operations  of $406 for the third  quarter.  No  restatement  of 1999 information  was  necessary.  Included in the above four  quarters  revenue adjustments  is $255,  $85,  $74 and $73 for the first,  second,  third and fourth  quarters,  respectively,  of revenue  previously  recorded 1999. On
     January 1, 2001,  we adopted  Statement of Financial  Accounting  Standards
     ("SFAS")  No.  133,  "Accounting  for  Derivative  Instruments  and Hedging
     Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative
     Instruments  and  Certain  Hedging  Activities."  SFAS No. 133, as amended, established accounting and reporting standards for derivative  instruments.
     Specifically,  SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial  position and to measure those  instruments at fair value.  Additionally,  the fair value adjustments will affect either shareholders' equity or net income depending on whether the  derivative  instrument  qualifies as a hedge for accounting purposes and, if so, the nature of the hedging  activity.  Upon adoption of
     SFAS 138 and SFAS 133, we recorded as a cumulative  effect of an accounting change a net transition adjustment (unrealized loss) of $0.5 million in net income,  and a  transition  adjustment  of $3.2  million as an  increase in accumulated other  comprehensive loss. Adoption of the standard resulted in a net transition  adjustment of $3.8 million on our balance sheet reflected as a $0.5 million  reduction in deferred costs, a $1.4 million reduction in investment in  unconsolidated  entities and a deferred  hedge  liability of
     $1.9 million.  In August 2001,  the Financial  Accounting  Standards  Board
     issued final  guidance on the  accounting  for options used as hedges under
     SFAS No. 133. This guidance is pursuant to Derivatives Implementation Group
     Issue No. G20 ("G20").  Provided  certain  criteria are met, options can be considered fully effective hedging  vehicles,  with gains and losses due to changes in market value recorded in other accumulated  comprehensive income on our balance sheet. On September 1, 2001, we adopted G20 for its interest rate hedge  instruments.  Any subsequent  unrealized gains or losses due to changes in market  value of options,  such as interest  rate caps,  will be recorded in the other accumulated comprehensive income.

Certain Relationships and Related Transactions

     Non-Compete  Agreement Among the Company,  PGI and Michael W. Reschke.  We,
PGI and Mr.  Reschke are parties to a Non-Compete  Agreement that provided that, so long as PGI and/or its affiliates own a 5.0% or greater economic  interest in us or Mr.  Reschke is the  Chairman of our Board,  neither  Mr.  Reschke nor PGI
(including  its  affiliates)  will own,  acquire or manage  office or industrial properties  (except any ownership  resulting from foreclosure of  indebtedness).
Excluded  from the  foregoing  restrictions  are (i) any  interest  in us or our
Operating Partnership, (ii) all properties in which PGI had an interest prior to the formation  transactions  in connection  with our initial public offering and
(iii) PGI’s or Mr. Reschke’s  ownership of less than 5.0% of any class of securities listed on a national securities exchange or on the Nasdaq National
Market. In addition,  under the agreement,  PGI and Mr. Reschke are permitted to provide debt or lease financing for properties  similar to the properties  owned or managed by us and to acquire any  preferred  equity  position in any owner or lessee of any such type of properties.

     Consulting  Agreement with Stephen J. Nardi. We have a consulting agreement with  Stephen  J.  Nardi,  one of our  Trustees.  The  consulting  agreement  is automatically  extended for one-year terms unless we or Mr. Nardi  terminates it in writing.  The consulting agreement requires Mr. Nardi to devote substantially all of his time and energy to performing  consulting  services on our behalf. In addition to an initial  base fee of $200,000 per annum,  which was  increased to
$220,000  per  annum for 2001,  Mr.  Nardi is  entitled  to  receive  additional incentive  compensation  in an  amount  up to  100% of his  base  fee  based  on achievement  of  such  company  and  individual  goals  and  objectives  as  are established by our Board of Trustees or its Compensation Committee. In 2000, Mr.
Nardi earned  $100,000 in cash and 4,891  restricted  common  shares (which were granted  in 2001  for  performance  in  2000)  as  incentive  compensation.  The consulting  agreement contains  non-compete  provisions which are applicable for two years  following  the (i)  expiration  of the  consulting  agreement or (ii)
termination of the  consulting  agreement by Mr. Nardi or by us as a result of a breach of the agreement by Mr. Nardi or certain acts of misconduct by Mr. Nardi.

     Agreements to Purchase Certain Properties.  We have an option to purchase a parking garage located at 300 N. LaSalle Street in Chicago from PGI which option has approximately  five and one-half years remaining on its term. 300 N. LaSalle
Street  contains   approximately   58,000  square  feet  of  land  suitable  for
development.  We have an option to  purchase  the  property at 95.0% of the then fair market value of the property.

     We also have  approximately  ten and one-half years remaining on a right of first offer to develop (or develop and acquire an ownership  interest in) all or any portion of approximately 360 acres of undeveloped office and industrial land in Huntley, Illinois. The right of first offer will apply to the extent that PGI determines  that a parcel will be utilized for the  construction of an office or industrial  facility  to be owned and leased to third  parties by PGI or held by
PGI for sale to a third party.  The site is subject to a participation  interest held by an unaffiliated third-party lender.

Certain Relationships and Related Transactions (continued)

     The option and right of first offer may be exercised only with the approval of our  independent  Trustees.  PGI leases  22,620 square feet of space at 77 W.
Wacker  Drive,  Chicago,  Illinois,  an  office  building  owned  by  one of the
Company’s  unconsolidated  real estate  joint  ventures.  PGI paid rent and operating expense  escalations to the joint venture totaling  approximately $0.8 million for the years ended December 31, 2001, 2000 and 1999.  PGI’s  lease expires October 31, 2007 with an option,  effective April 30, 2002, to terminate the lease upon six months written notice.

     During 2001 and ending  February 2002, we subleased a portion of PGI’s space pursuant to a month-to-month  lease for an approximate annual rent of $0.2 million.

     Issuance of Limited Partner Common Units to Affiliates of Stephen J. Nardi.
Pursuant to an agreement  with the The Nardi  Group,  L.L.C.,  (the  “Nardi
Group”), a limited liability company controlled by Stephen J. Nardi, one of our Trustees, and to the approval of our shareholders at our 2000 Annual Meeting of Shareholders,  on August 8, 2000, the Nardi Group’s 927,100 common units of general  partner  interest in the Operating  Partnership  were converted into
927,100 limited partner common units which are by their terms  exchangeable  for common shares on a one-for-one basis, or, at our option,  cash equivalent to the fair market  value of a common share at the time of  exchange.  In addition,  in connection  with  various  purchases  of land  described  above,  the  Operating
Partnership  issued an aggregate of 1,096,260  limited  partner  common units to affiliates of Mr. Nardi.

     We and certain  affiliates  of the Nardi Group  entered  into a vacant land agreement in  connection  with the  contribution  of certain  properties  to our
Operating  Partnership at the time of our initial public  offering.  Pursuant to the  agreement,  we are  obligated  to  purchase,  over a five-year  period that commenced in November 1997, an aggregate of  approximately  95.0 acres of vacant land in Carol  Stream and Batavia,  Illinois  for a purchase  price of $3.00 per square  foot,  which  is to be  paid  for  in  common  units  in  our  Operating
Partnership.  Under the agreement,  we acquired approximately 40.5 acres of such land in 1999 for a purchase price of approximately  $5.4 million (359,252 common units and $0.1 million cash).  In March 2000, we acquired  another 29.6 acres of land under this  agreement for a purchase  price of  approximately  $3.8 million
(272,126 common units). Further, under the agreement, in March 2002, we acquired approximately 24.9 acres of such land for a purchase price of approximately $3.3 million  (344,331 common units).  Our obligations  under this contract have been satisfied.

     Tax Indemnification  Agreements.  The Operating  Partnership entered into a tax indemnification  agreement with certain principals affiliated with Edward S.
Hadesman,  one of our executive  officers,  which  contributed  properties to us during our initial public offering  (“IBD  Contributors”)  pursuant to which the we are required to indemnify  the IBD  Contributors  for,  among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of its liabilities or the sale or other  disposition by us of the properties they  contributed.  Under the terms of the  agreement,  we will  indemnify  the IBD  Contributors  for certain income tax liabilities  based on income or gain which the IBD  Contributors  are required  to  include in their  gross  income  for  federal or state  income tax purposes as a result of a such an event.  This  indemnity  covers  these  income taxes,  interest  and  penalties  and is required to be made on a  “grossed up”  basis that effectively  results in the IBD Contributors  receiving the indemnity  payment  on a  net,  after-tax  basis.  The  percentage  of  the  tax liabilities  which the we are  required to indemnify is 70% for the taxable year ending on December 31,  2001,  and  declines by 10% each year  thereafter  until
December 31, 2007.  We are not required to indemnify  the IBD  Contributors  for income or gain realized by them after the taxable year ended  December 31, 2007.
We estimate our maximum possible  exposure at December 31, 2001 is $9.0 million.

     We entered into a tax  indemnification  agreement  with certain  principals affiliated  with Mr. Nardi (the “NAC  Contributors”)  who  contributed properties to us during our initial  public  offering,  pursuant to which we are required to indemnify the NAC Contributors  for, among other things,  the income tax  liability  that would  result from the income or gain which they  recognize upon the  refinancing or repayment by us of its liabilities on the sale or other disposition by the us of the properties they contributed. Under the terms of the agreement,  we will indemnify the NAC  Contributors  for certain tax liabilities based on income or gain which the NAC  Contributors  are  required to include in their gross income for federal,  applicable  state and certain  local income tax purposes as a result of such an event.  In connection with the conversion of the
Nardi  Group’s  general  partner  common units into limited  partner common units  as  described  above,  our tax  indemnification  agreement  with  the NAC
Contributors  was  amended  to  provide  that the tax  indemnification  by us is reduced  by 10% per  year  over  the  10-year  term  of the tax  indemnification agreement,  effective  retroactively  from the date of the IPO.  This  indemnity covers these income taxes,  interest and penalties and is required to be made on a “grossed  up” basis that effectively results in the IBD Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax  liabilities  which we are required to indemnify is 70% for the taxable year ended on December  31,  2001,  and  declines by 10% each year  thereafter  until
December 31, 2007.  We are not required to indemnify  the NAC  Contributors  for income or gain realized by them after the taxable year ended  December 31, 2007.
We estimate our maximum  possible  exposure under this indemnity at December 31,
2001 is $15.8 million.

     Other Transactions.  Two affiliates of Mr. Nardi leased space at two of our buildings for an aggregate  annual rent of  approximately  $1.3 million in 2000.
One  affiliate  leased  space at one of our  buildings  in 2001 for an aggregate annual rent of approximately $0.6 million.

     On or about  September 26, 2000, an affiliate of PGI closed on the purchase of  the  40%  partnership  interest  in  Primestone  held  by  an  affiliate  of
Blackstone.  Primestone,  which owns the 7,944,893 Primestone Units, was created in  connection  with our  initial  public  offering as a joint  venture  between affiliates of PGI and Blackstone.  PGI is a privately held company controlled by
Mr. Reschke. Primestone secured financing for the transaction from affiliates of
Prudential     Securities     Incorporated     and    Vornado    Realty    Trust
(“Vornado”).  As a result of the  transaction,  PGI and its affiliates own 100% of  Primestone,  making  PGI our  largest  equity  holder  through  the
Primestone  Units. The Primestone Units are convertible into common shares, on a one-for-one basis or, at our option, in cash equal to the fair market value of a common share at the time of exchange.

     As part of the financing for the transaction,  PGI’s lenders requested certain  consents and other  agreements  relating to us. These  requests are set forth above in the section entitled “Business -- Recent Developments.”

     To address the Subordinate  Lender’s request, the independent Trustees retained an  independent  financial  advisor and  independent  legal  counsel to advise the independent  Trustees as to the  reasonableness  and fairness of such
requests.   This   request  is  set  forth   above  in  the   section   entitled
“Business--Recent Developments.”

     We are  aware  of  environmental  contamination  at  certain  of its  older industrial properties  contributed to it as an equity contribution by PGI during our initial public offering.  These environmental matters are set forth above in
the  section  entitled   “Business--Government   Regulations--Environmental
Matters.”

     Governor  James R.  Thompson,  one of our Trustees,  is Chairman of the law
firm of Winston &  Strawn, which has provided, and continues to provide, legal services to us. Winston  &  Strawn earned fees of $2.8 million for legal services provided to us in 2001.
Critical Accounting Policies

     General.  The previous  discussion and analysis of our financial  condition and results of operations are based upon our consolidated  financial statements, which have been  prepared in accordance  with  accounting  principles  generally accepted in the United  States.  The  preparation  of our  financial  statements requires  us to make  estimates  and  judgments  about the effects of matters or future events that are inherently  uncertain.  These estimates and judgments may affect the reported amounts of assets,  liabilities,  revenues and expenses, and related  disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on  historical  experience  and on various other  assumptions  that we believe to be  reasonable in the  circumstances,  the results of which and these estimates  form the basis for  making  judgments  about the  carrying  values of assets and liabilities that are not readily apparent from other sources.  Actual
results  may  differ  from  these  estimates  under  different   assumptions  or
conditions.

     To  assist  in  understanding  our  results  of  operations  and  financial position, we have identified our critical accounting policies and discussed them below.  These  accounting  policies are most  important to the  portrayal of our results  and  financial  position,  either  because of the  significance  of the financial  statement  items to which they  relate or because  they  require  our management’s most difficult, subjective or complex judgments.

     Allowance   for   Doubtful   Accounts.   We  monitor  the   liquidity   and
creditworthiness  of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific  identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded.  If the financial  condition of our tenants were to deteriorate,  additional  allowances may be required.

     Deferred  Tax Asset.  We account for income  taxes  payable by our Services
Company in accordance with SFAS No. 109, “Accounting for Income Taxes”
which  requires that  deferred tax assets and  liabilities  be recognized  using enacted tax rates for the effect of temporary  differences  between the book and tax bases of recorded  assets and  liabilities.  SFAS No. 109 also requires that deferred  tax assets be reduced by a  valuation  allowance  if it is more likely than  not  that  some  portion  or all of the  deferred  tax  asset  will not be realized. At December 31, 2001, we had deferred tax assets in excess of deferred tax  liabilities of $3.2 million  (included in other assets in our  consolidated balance sheet).

     We evaluate  quarterly  the  realizability  of our  deferred  tax assets by assessing the valuation  allowance and by adjusting the amount of the allowance, if necessary.  The factors used to assess the likelihood of realization  are our forecast of future  taxable  income and available tax planning  strategies  that could be  implemented to realize the net deferred tax. We have used tax planning strategies  to  realize or renew net  deferred  tax assets in order to avoid the potential loss of future tax benefits.

     Approximately  $8.0 million of future taxable income earned by our Services
Company  is  ultimately  required  to  realize  the net  deferred  tax assets at
December  31,  2001.  This is based on the  recognition  in future  years by the
Services  Company of  taxable  income  anticipated  from  certain  build to suit activities  and  management  fees  earned on two of our  properties.  Failure to achieve forecasted  taxable income might affect the ultimate  realization of the net deferred tax assets described above.  Factors that may affect our ability to achieve sufficient  forecasted  taxable income include,  but are not limited to, unanticipated  decreases in the profitability of build to suit activities and/or the sale of properties and subsequent loss of the related management contracts.

     Assumed  Lease  Liabilities.  As a result  of the  negotiation  of  certain leases, we assumed the liability for the  tenants’  obligation or agreed to reimburse the  tenants’  for their obligation under leases with their prior landlords.  In  addition,  in  connection  with the sale of  certain  industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period.  Our Services  Company agreed to a similar  arrangement in
February 2002 in connection with a contract to sell an industrial property.  Our policy is to record  the  estimated  net  obligation  we may be  subject to as a liability.  The net obligation is derived by calculating  our total  contractual obligation  and  reducing  the amount by existing  subleases  and an estimate of subleases we anticipate  signing in the future based on the nature of the space, the property and market conditions.  We periodically  review these estimates for reasonableness  based on changes in market  conditions  and executed  subleases.
Failure to achieve  forecasted  results  could lead to a future  increase in the liabilities associated with these transactions.

     Provisions  for  Impairment.  In evaluating our assets for  impairment,  in accordance with Statement of Financial Accounting  Standards  (“SFAS”)
No.  121,  “Accounting  for the  Impairment  of  Long-Lived  Assets and for
Long-Lived  Assets  to Be  Disposed  Of,”  we record  impairment  losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired  and the  undiscounted  cash flows  estimated to be generated by those assets are less than the  carrying  amounts of those  assets.
Impairment losses are measured as the difference between carrying value and fair value of assets.  Beginning in 2002, we will follow the guidance of Statement of
Financial Accounting Standards  (“SFAS”) No. 144, “Accounting for
the  Impairment  or Disposal  of  Long-Lived  Assets”.  Under SFAS No. 144,
assets which display  indicators of possible  impairment  are reviewed to see if their net book  value  will be  recovered  from  estimated  cash  flows  over an anticipated hold period.  If these cash flows,  plus the proceeds from a sale at the end of the anticipated hold period,  are less than the net book value of our related  asset,  our policy is to record an  impairment  reserve  related to the asset  in the  amount  of the  difference  between  its net book  value  and our estimate of its fair market value, less costs of sale.

     In  evaluating  our assets for  impairment at December 31, 2001, we assumed anticipated  hold  periods  of three  to five  years  for many of our  operating properties  and concluded no reserve was warranted for these  properties at this time. However, as discussed under “Liquidity and Capital Resources” we may  need to sell  assets  to meet  our  liquidity  needs  during  2002.  If our anticipated hold periods for certain assets were shortened,  impairment reserves would  be  required.  These  reserves  would  have  significant  impacts  on our operating results.

Impact of Recently Issued Accounting Standards

     On January 1, 2001, we adopted Statement of Financial  Accounting Standards
(“SFAS”)  No. 133,  “Accounting  for Derivative  Instruments  and
Hedging  Activities,”  as amended  by SFAS No.  138,  “Accounting  for
Certain Derivative  Instruments and Certain Hedging  Activities.”  SFAS No.
133, as amended,  established  accounting and reporting standards for derivative instruments.  Specifically,  SFAS No. 133  requires an entity to  recognize  all derivatives  as either  assets or  liabilities  in the  statement  of  financial position and to measure those instruments at fair value. Additionally,  the fair value  adjustments  will affect either  shareholders’  equity or net income depending  on  whether  the  derivative  instrument  qualifies  as a  hedge  for accounting  purposes  and,  if so,  the  nature of the  hedging  activity.  Upon adoption  of SFAS 138 and SFAS 133, we  recorded  as a  cumulative  effect of an accounting change a net transition adjustment  (unrealized loss) of $0.5 million in net income,  and a  transition  adjustment  of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition  adjustment of $3.8 million on our balance sheet  reflected as a $0.5 million  reduction in deferred costs, a $1.4 million  reduction in investment in unconsolidated  entities  and a deferred  hedge  liability of $1.9  million.  In
August 2001, the Financial  Accounting  Standards Board issued final guidance on the  accounting  for options used as hedges under SFAS No. 133. This guidance is pursuant to Derivatives  Implementation  Group Issue No. G20  (“G20”).
Provided  certain  criteria are met,  options can be considered  fully effective hedging vehicles,  with gains and losses due to changes in market value recorded in other accumulated  comprehensive income on our balance sheet. On September 1,
2001, we adopted G20 for its interest  rate hedge  instruments.  Any  subsequent unrealized  gains or losses due to changes in market  value of options,  such as interest  rate caps,  will be  recorded in the other  accumulated  comprehensive income.

     In October  2001,  the FASB issued  Statement No. 144,  Accounting  for the
Impairment  or Disposal of  Long-Lived  Assets  (“FAS  144”).  FAS 144
supersedes  FASB Statement No. 121,  Accounting for the Impairment of Long-Lived
Assets and for  Long-Lived  Assets to Be  Disposed  Of,  however it retains  the fundamental  provisions  of  that  statement  related  to  the  recognition  and measurement  of  the  impairment  of  long-lived  assets  to be  “held  and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a  recoverability  test,  requires that a long-lived asset to be disposed of other than by sale (e.g.  abandoned) be classified as “held and used” until it is disposed of, and established more restrictive criteria to classify  an  asset as  “held  for  sale.”  FAS 144 is  effective  for year-ends  beginning  after  December 15, 2001.  We will adopt FAS 144 effective
January  1,  2002  and do not  expect  a  material  impact  on our  consolidated financial statements.
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

     As of December 31, 2001,  approximately  $519.4 million of our  outstanding indebtedness was subject to interest at floating rates.  Future indebtedness may also be subject to floating  rate  interest.  The  floating  rate debt  includes
$155.2 million  subject to an interest rate swap  agreement,  which  effectively results in a fixed rate of 8.0%, $140.9 million subject to various interest rate cap agreements and $67.0 million  subject to an interest rate collar  agreement.
Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The following  table provides  information  about our derivative  financial instruments  and other  financial  instruments  that are sensitive to changes in interest rates. For our mortgage note receivable, mortgage notes payable, credit facilities and bonds payable, the table presents principal cash flows, including principal amortization,  and related weighted-average interest rates by expected maturity  dates as of  December  31,  2001.  This table  reflects  the waiver or modification  of certain of our loan covenants  during the first quarter of 2002 as without these waivers or  modifications  certain  maturities  would have been accelerated.  For the interest rate protection agreement, the table presents the notional amount entered into and the lock rate.
                            Interest Rate Sensitivity
                      Principal (Notional) amount by Expected Maturity
                              Average Interest Rate

                                          Interest Rate Sensitivity
                              Principal (Notional) Amount by Expected Maturity
                                            Average Interest Rate
                          ----------------------------------------------------------
                            2002    2003    2004    2005     2006  Thereafter Total
                          ----------------------------------------------------------
                                            (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount.......   $58.1     $4.5    $4.9    $7.5     $5.6  $267.9   $348.5
Weighted-average
  interest rate (1).....   12.09%    7.38%   7.38%   7.37%    7.39%   7.49%

Variable rate amount (2)  $170.3    $38.0   $61.4   $82.3    $61.8     -     $413.8
Weighted-average interest
  rate (1)..............    7.71%    8.22%   6.40%   5.08%    5.07%    -

Bonds payable:
Variable rate amount (3)   $57.2      -       -       -        -       -      $57.2
Weighted-average interest
  rate (1).......           4.09%     -       -       -        -       -

Construction Financing:
Fixed rate amount.......     -        -      $57.2    -        -       -      $57.2
Weighted-average interest
  rate (1)..............     -        -       23.00%  -        -       -

Variable rate amount (2)     -        -      $48.4    -        -       -      $48.4
Weighted-average interest
  rate (1)..............     -        -        5.11%  -        -       -

Interest rate swap
  agreement (1)(2):
Notional amount.........  $155.2      -       -       -        -       -     $155.2
Pay rate................     2.04%    -       -       -        -       -
Fixed swap rate.........     6.30%    -       -       -        -       -

Interest rate cap
  agreements
  (1)(2)(5):
Notional amount.........     -      $99.5   $60.0     -        -       -     $159.5
Pay rate................     -        3.37%   2.69%   -        -       -
Cap rate................     -        6.98%   7.25%   -        -       -

Interest rate collar
  agreements(1)(2)(4)
Notional amount.........   $65.0      -       -       -        -       -      $65.0
Pay rate................     3.73%    -       -       -        -       -
Cap rate................     7.50%    -       -       -        -       -
Floor rate..............     3.73%    -       -       -        -       -

(1)  Based upon the rates in effect  December  31,  2001,  the  weighted-average
     interest  rates,   including  the  interest  rate  swap,   collar  and  cap
     agreements, on our mortgage notes payable and bonds payable at December 31,
     2001 were 7.38% and 4.09%, respectively.  If interest rates on our variable rate debt increased by one percentage  point, our annual interest  incurred
     (including the effects of the interest rate  protection  agreements)  would increase by $3.2 million.
(2)  See  Note  3  to  our  consolidated  financial  statements  for  additional information.
(3)  The bonds payable of $48.2 million and $9.0 million are  collateralized  by letters  of  credit  of  $48.8  million  and  $9.3  million,  respectively, incurring annual fees of 3.00% and quarterly extension fees,  respectively.
     The scheduled  maturity date for the bonds is 2022 ($48.2 million) and 2014
     ($9.0 million). The earlier maturity dates shown here reflect the scheduled expiration  of letters of credit which credit  enhance the bonds,  which if not extended or replaced,  would have accelerated maturity of the bonds. On
     January 2, 2002,  we purchased  $23.3  million of the $48.2  million  bonds payable  and we  obtained  replacement  letters  of  credit  enhancing  the remaining bonds ($24.9 million).  The replacement  letters of credit have a maturity date of January 2, 2007.
(4)  The cap effect of this collar  agreement is  effectively  eliminated by our sale of an interest  rate cap for a notional  amount of $65.0 million which matured on January 31, 2002.  Concurrent  with the sale, we entered into an interest  rate cap for a notional  amount of $67.0 million which capped the interest  rate at a LIBOR index rate of 6.50%.  The interest rate cap which matured on January 31, 2002 was extended on December 6, 2001 until  January
     31, 2003.
(5)  On August 22, 2001,  we entered into an interest rate cap agreement for the period from January 22, 2002  through  January 5, 2004.  The interest  rate under the terms of the agreement is capped at the LIBOR index rate of 4.25%
     increasing to 7.4% over the term of the cap agreement.  The notional amount of the cap begins at $81.0 million and  increases  over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the  construction  loan  during  the  expected  construction  period of the property.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMANTARY DATA

     The financial  statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

     Certain information  required by Part III is omitted from this Report as we will file a  definitive  proxy  statement  within  120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to
be held on May 31, 2002 (the "Proxy  Statement")  and the  information  included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections captioned "Election of Trustees,"
"Compensation     of     Executives--Executive     Officers,"     and     "Other
Information--Compliance  with Section  16(a) of the  Securities  Exchange Act of
1934" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The  information  contained  in  the  section  captioned  "Compensation  of
Executives " of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information  contained in the section  captioned  "Principal  Security
Holders  of the  Company"  of the  Proxy  Statement  is  incorporated  herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See  the  information  contained  in the  section  captioned  "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Certain Relationships and Related Transactions" of this report.

  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

(a) (1)  Consolidated Financial Statements

Report of Independent Auditors                                             F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000               F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999                                         F-4

Consolidated Statements of Changes in Shareholders' Equity for
  the years ended December 31, 2001, 2000 and 1999                         F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999                                         F-7

Notes to Consolidated Financial Statements                                 F-10

   (2)      Financial Statement Schedule

The following financial statement schedule is included in Item 14(d)

Report of Independent Auditors on Schedule (included with consent as
Exhibit 23.1)

Schedule III - Real Estate and Accumulated Depreciation of Prime Group
Realty Trust as of December 31, 2001                                       F-51

     All  other  schedules  for  which  provision  is  made  in  the  applicable accounting  regulations  of the  Securities  and  Exchange  Commission  are  not
required under the related instructions or are inapplicable,  and therefore have been omitted.

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
     incorporated herein by reference.

3.3  Articles  Supplementary  to the Articles of Amendment  and  Restatement  of
     Declaration  of Trust of Prime Group  Realty  Trust date as of December 29,
     1998 as filed as an  exhibit  to our 1998  Annual  Report  on Form 10-K and incorporated by reference.

3.4  Amended  and  Restated  Bylaws of Prime Group  Realty  Trust as filed as an exhibit  to our  Quarterly  Report  on  Form  10-Q  for the  quarter  ended
     September 30, 2000 and incorporated herein by reference.

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
     and incorporated herein by reference.

3.7  Amendment  No.  2  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated  as of  December  15,  1997 as filed  as an  exhibit  to
     Amendment No. 1 to our Registration  Statement on Form S-11 (No. 333-51599)
     and incorporated herein by reference.

3.8  Amendment  No.  3  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated  as of  January  15,  1998 as  filed  as an  exhibit  to
     Amendment No. 1 to our Registration  Statement on Form S-11 (No. 333-51599)
     and incorporated herein by reference.

3.9  Amendment  No.  4  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated  as of  February  13,  1998 as filed  as an  exhibit  to
     Amendment No. 1 to our Registration  Statement on Form S-11 (No. 333-51599)
     and incorporated herein by reference.

3.10 Amendment  No.  5  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated as of March 13, 1998 as filed as an exhibit to Amendment
     No. 1 to our  Registration  Statement  on Form  S-11  (No.  333-51599)  and
     incorporated herein by reference.

Exhibit
   No.                              Description

3.11 Amendment  No.  6  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated as of March 25, 1998 as filed as an exhibit to Amendment
     No. 1 to our  Registration  Statement  on Form  S-11  (No.  333-51599)  and
     incorporated herein by reference.

3.12 Amendment  No.  7  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated as of April 15, 1998 as filed as an exhibit to Amendment
     No. 1 to our  Registration  Statement  on Form  S-11  (No.  333-51599)  and
     incorporated herein by reference.

3.13 Amendment  No.  8  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership  dated as of May 15,  1998 as filed as an exhibit to  Amendment
     No. 2 to our  Registration  Statement  on Form  S-11  (No.  333-51599)  and
     incorporated herein by reference.

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
     and incorporated herein by reference.

3.20 Amendment  No.  15  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated  as of  November  16,  1998 as filed  as an  exhibit  to
     Amendment No. 1 to our Registration  Statement on Form S-3 (No.  333-64973)
     and incorporated herein by reference.

Exhibit
   No.                              Description

3.21 Amendment  No.  16  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated  as of  December  15,  1998 as filed  as an  exhibit  to
     Post-Effective  Amendment No. 3 to our  Registration  Statement on Form S-3
     (Registration No. 333-51935) and incorporated herein by reference.

3.22 Amendment  No.  17  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  January  15,  1999 as filed as an  exhibit to our
     Quarterly  Report on Form 10-Q for the  quarter  ended  March 31,  1999 and incorporated herein by reference.

3.23 Amendment  No.  18  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  February  15,  1999 as filed as an exhibit to our
     Quarterly  Report on Form 10-Q for the  quarter  ended  March 31,  1999 and incorporated herein by reference.

3.24 Amendment  No.  19  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of March  15,  1999 as  filed  as an  exhibit  to our
     Quarterly  Report on Form 10-Q for the  quarter  ended  March 31,  1999 and incorporated herein by reference.

3.26 Amendment  No.  21  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of April 15, 1999 as filed as an exhibit to Amendment
     No.  1 to our  Registration  Statement  on Form  S-3  (No.  333-70369)  and
     incorporated herein by reference.

3.27 Amendment  No.  22  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of April 22, 1999 as filed as an exhibit to Amendment
     No.  1 to our  Registration  Statement  on Form  S-3  (No.  333-70369)  and
     incorporated herein by reference.

3.28 Amendment  No.  23  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of May 15,  1999 as filed as an exhibit to  Amendment
     No.  1 to our  Registration  Statement  on Form  S-3  (No.  333-70369)  and
     incorporated herein by reference.

3.29 Amendment  No.  24  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated  as of June  15,  1999 as  filed  as an  exhibit  to our
     Quarterly  Report  on Form 10-Q for the  quarter  ended  June 30,  1999 and incorporated herein by reference.

3.30 Amendment  No.  25  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated  as of July  14,  1999 as  filed  as an  exhibit  to our
     Quarterly  Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.31 Amendment  No.  26  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated  as of July  15,  1999 as  filed  as an  exhibit  to our
     Quarterly  Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

Exhibit
   No.                              Description

3.32 Amendment  No.  27  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  August  16,  1999 as filed as an  exhibit  to our
     Quarterly  Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.33 Amendment  No.  28  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  September  15, 1999 as filed as an exhibit to our
     Quarterly  Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.34 Amendment  No.  29  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of October 15, 1999 as filed as an exhibit to our 1999
     Annual Report on Form 10-K and incorporated herein by reference.

3.35 Amendment  No.  30  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  November  15,  1999 as filed as an exhibit to our
     1999 Annual Report on Form 10-K and incorporated herein by reference.

3.36 Amendment  No.  31  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  December  15,  1999 as filed as an exhibit to our
     1999 Annual Report on Form 10-K and incorporated herein by reference.

3.37 Amendment  No.  32  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  dated as of  December  30,  1999 as filed as an exhibit to our
     1999 Annual Report on Form 10-K and incorporated herein by reference.

3.38 Amendment  No.  33  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  of Prime Group  Realty,  L.P.  dated as of January 17, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the  quarter ended March 31, 2000 and incorporated herein by reference.

3.39 Amendment  No.  34  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  of Prime Group Realty,  L.P.  dated as of February 15, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the  quarter ended March 31, 2000 and incorporated herein by reference.

3.40 Amendment  No.  35  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     March 31, 2000 and incorporated herein by reference.

3.41 Amendment  No.  36  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     March 31, 2000 and incorporated herein by reference.

3.42 Amendment  No.  37  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of March 24, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     March 31, 2000 and incorporated herein by reference.

Exhibit
   No.                              Description

3.43 Amendment  No.  38  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of April 17, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     June 30, 2000 and incorporated herein by reference.

3.44 Amendment  No.  39  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership  of Prime Group Realty,  L.P. dated as of May 15, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     June 30, 2000 and incorporated herein by reference.

3.45 Amendment  No.  40  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty,  L.P. dated as of June 15, 2000 as filed as an exhibit to our  Quarterly  Report on Form 10-Q for the quarter  ended
     June 30, 2000 and incorporated herein by reference.

3.46 Amendment  No.  41  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of March 7, 2002.

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

10.6 Amendment  to Omnibus  First  Modification  to Senior Loan  Documents  dated
     January 2, 2002 by and among Dearborn Center,  L.L.C.,  Bayerische Hypo-Und
     Vereinsbank AG, New York Branch, and Prime Group Realty, L.P.

10.7 Mezzanine  Construction  Loan Agreement  dated as of January 5, 2001 by and among Prime/Beitler  Development Company,  L.L.C. and Bankers Trust Company
     and other lenders.

10.8 Mezzanine  Note dated as of January  5, 2001 by  Prime/Beitler  Development
     Company, L.L.C. to the order of Bankers Trust Company.

10.9 Mezzanine  Note dated as of January  5, 2001 by  Prime/Beitler  Development
     Company, L.L.C. to the order of MMBC Debt Holdings I, LLC.

Exhibit
   No.                              Description

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
      Realty Trust and Prime Group Realty L.P.,  as filed as Schedule  14D9-C and incorporated herein by reference.

10.22 Tax  Indemnity  Agreement  dated as of November 17, 1997 by and among Prime
      Group Realty L.P., Roland E. Casati and Richard A. Heise.

12.1  Computation  of ratios of earnings to combined  fixed changes and preferred share distributions.

21.1  Subsidiaries of the Registrant.

23.1  Consent of Independent Auditors.

(b)   Reports on Form 8-K

     We filed the  following  reports on Form 8-K  during the fourth  quarter of
2001:

Form 8-K dated November 16, 2001 (filed November 21, 2001,  File No.  001-13589)
relating to Consent and Agreement we and the Operating  Partnership entered into with Cadim inc. dated November 16, 2001.

Form 8-K dated November 29, 2001 (filed November 29, 2001,  File No.  001-13589)
relating to additional financial and operational  information  concerning us and properties we and our  subsidiaries own as of September 30, 2001, in the form of a Supplemental Package.

Form 8-K dated December 13, 2001 (filed December 21, 2001,  File No.  001-13589)
relating to letter agreement we and the Operating  Partnership entered into with
Security  Capital  Preferred  Growth  Incorporated  in connection with the First
Amendment  to  the  Series  A  Preferred  Securities  Purchase  Agreement  dated
September 25, 2001.

Form 8-K dated December 21, 2001 (filed December 24, 2001,  File No.  001-13589)
relating to a Press Release  announcing  that we have delayed until  mid-January
2002 our determination as to whether to declare quarterly dividend distributions on our outstanding  common and preferred  shares for the quarter ending December
31, 2001.

Form 8-K dated  January 17, 2002 (filed  January 18, 2002,  File No.  001-13589)
relating to the resignation letters of each of Michael W. Reschke,  our Chairman of the Board and a Trustee,  and Richard S. Curto,  our Chief Executive  Officer
and a Trustee.

Form 8-K dated  January 17, 2002 (filed  January 18, 2002,  File No.  001-13589)
relating to a Press Release  announcing the  declaration of preferred  dividends and the suspension of payment of its fourth quarter common dividend.

Form 8-K dated February 22, 2002 (filed February 28, 2002,  File No.  001-13589)
relating to a Letter Agreement among us, our Operating  Partnership and Security
Capital Preferred Growth Incorporated, dated February 22, 2002.
                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                                      PRIME GROUP REALTY TRUST
Dated: March 27, 2002
                               -------------------------------------
                                          Richard S. Curto
                                      Chief Executive Officer
Dated: March 27, 2002
                               -------------------------------------
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

        Name                        Title                      Date

/s/ Michael W. Reschke        Chairman of the Board and Trustee     March 27, 2002
----------------------
Michael W. Reschke

/s/ Richard S. Curto          Chief Executive Officer and Trustee   March 27, 2002
--------------------
Richard S. Curto

/s/ Louis G. Conforti         Office of the President and Chief
---------------------           Financial Officer                   March 27, 2002
Louis G. Conforti

/s/ Roy P. Rendino            Senior Vice President - Finance and
------------------              Chief Accounting Officer            March 27, 2002
Roy P. Rendino

/s/ Jacque M. Ducharme        Trustee                               March 27, 2002
----------------------
Jacque M. Ducharme

/s/ Stephen J. Nardi          Trustee                               March 27, 2002
---------------------
Stephen J. Nardi

/s/ Christopher J. Nassetta   Trustee                               March 27, 2002
---------------------------
Christopher J. Nassetta

/s/ James R. Thompson         Trustee                               March 27, 2002
---------------------
Governor
James R. Thompson

                            PRIME GROUP REALTY TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000................F-3

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............................F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................................F-7

Notes to Consolidated Financial Statements.................................F-10

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation
  as of December 31, 2001..................................................F-51

                         REPORT OF INDEPENDENT AUDITORS

Board of Trustees
Prime Group Realty Trust

     We have audited the accompanying consolidated balance sheets of Prime Group
Realty  Trust as of  December  31, 2001 and 2000,  and the related  consolidated statements of operations,  shareholders’  equity and cash flows for each of the  three  years  in the  period  ended  December  31,  2001.  These  financial statements are the responsibility of Prime Group Realty Trust’s management.
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

     In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the consolidated  financial  position of Prime Group
Realty Trust at December 31, 2001 and 2000, and the consolidated  results of its operations  and its cash flows for each of the three  years in the period  ended
December 31, 2001, in conformity with accounting  principles  generally accepted in the United States.

     The accompanying  financial statements have been prepared assuming that the
Company will continue as a going concern. As more fully described in Note 2, the holder of the Company’s 2,000,000 Series A-Cumulative Convertible Preferred
Shares of beneficial  interest currently has the right to require the redemption of the shares.  Additionally,  the Company has experienced  short-term liquidity problems.  These conditions  raise  substantial  doubt about the  Company’s ability to continue  as a going  concern.  Management’s  plans in regard to these  matters are also  described in Note 2. The  financial  statements  do not
include  any   adjustments  to  reflect  the  possible  future  effects  on  the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated  financial statements,  in 2001, the Company  changed its method of accounting  for  derivative  instruments  and hedging activities.

                                                          /s/Ernst & Young LLP

Chicago, Illinois
March 8, 2002, except for Note 16,
as to which the date is March 27, 2002

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                December 31,    December 31,
                            Assets                                  2001            2000
                                                              ---------------------------------
Real estate, at cost:
  Land......................................................     $   193,380  $   192,156
  Building and improvements.................................         920,723      916,009
  Tenant improvements.......................................          82,285       62,810
  Furniture, fixtures and equipment.........................          10,128        9,231
                                                              ---------------------------------
                                                                   1,206,516    1,180,206
  Accumulated depreciation..................................         (97,495)     (61,855)
                                                              ---------------------------------
                                                                   1,109,021    1,118,351
  Property under development................................         224,994      102,413
  Property held for sale....................................           7,322       22,737
                                                              ---------------------------------
                                                                   1,341,337    1,243,501

Investments in unconsolidated entities......................          19,954       31,907
Cash and cash equivalents...................................           6,582       25,268
 Receivables,  net of  allowance  of $992 and $2,837 at
  December  31,  2001 and December 31, 2000, respectively:
    Tenant..................................................           4,033        6,153
    Deferred rent...........................................          21,811       16,888
    Other...................................................           3,402       13,267
Restricted cash escrows.....................................          75,962       61,159
Deferred costs, net.........................................          42,580       37,992
Other.......................................................           6,728        2,958
                                                              ---------------------------------
Total assets................................................      $1,522,389   $1,439,093
                                                              =================================

Liabilities and Shareholders' Equity
Mortgage notes payable......................................     $   762,349  $   742,021
Bonds payable...............................................          57,150       57,150
Construction financing......................................         105,637            -
Accrued interest payable....................................          10,323        4,353
Accrued real estate taxes...................................          40,251       39,319
Accounts payable and accrued expenses.......................          38,479       36,906
Construction costs payable, including retention of
 $7,412 and  $2,812 at December 31, 2001 and
  December 31, 2000, respectively...........................          29,254       19,168
Liabilities for leases assumed..............................           9,925        2,228
Dividends payable...........................................               -        8,254
Deferred hedge liability....................................           6,455            -
Other.......................................................          11,654       14,725
                                                              ---------------------------------
Total liabilities...........................................       1,071,477      924,124
Commitments and contingencies...............................
Minority interests:
  Operating Partnership.....................................         126,806      151,206
  Other.....................................................           2,000        2,000
Series A - Cumulative Convertible Preferred Shares,
  2,000,000 shares
  designated, issued and outstanding at December 31, 2001
  and  December 31, 2000....................................          40,000       39,850
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
   authorized:
      Series B - Cumulative Redeemable Preferred
        Shares, 4,000,000 shares designated, issued
        and outstanding at December 31, 2001 and
        December 31, 2000, respectively.....................              40           40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 15,703,158 and 15,599,518 shares issued
    and outstanding at December 31, 2001
    and December 31, 2000, respectively.....................             157          156
  Additional paid-in capital................................         329,390      328,687
  Accumulated other comprehensive loss......................         (11,055)           -
  Distributions in excess of earnings.......................         (36,426)      (6,970)
                                                              ---------------------------------
Total shareholders' equity..................................         282,106      321,913
                                                              ---------------------------------
Total liabilities and shareholders' equity..................      $1,522,389   $1,439,093
                                                              =================================

                                See notes to consolidated financial statements.

                            PRIME GROUP REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                          Year ended December 31
                                                        2001       2000        1999
                                                    ------------------------------------
Revenue
Rental.............................................   $129,834    $135,762   $126,687
Tenant reimbursements..............................     70,325      67,032     50,171
Other property revenues............................      7,573       8,093     11,201
Mortgage note interest.............................          -       4,864      6,926
Services Company revenue...........................      7,219           -          -
Interest income and other..........................      4,587       7,513      1,569
                                                    ------------------------------------
Total revenue......................................    219,538     223,264    196,554

Expenses
Property operations................................     55,524      54,089     44,446
Real estate taxes..................................     41,528      40,366     34,470
Depreciation and amortization......................     41,817      37,449     33,258
Interest...........................................     51,851      55,755     42,648
General and administrative.........................      9,085      10,359      7,565
Services Company operating expenses................      6,898           -          -
Provision for asset impairment.....................     21,837       1,000          -
Loss on tax indemnification........................      1,191           -          -
Strategic alternative costs........................      3,289         717          -
Loss on land development option....................          -           -        600
                                                    ------------------------------------
Total expenses.....................................    233,020     199,735    162,987
                                                    ------------------------------------
(Loss) income before gain  (loss) on sales of real
  estate, minority interests, extraordinary
  items, and cumulative effect of change
  in accounting principles.........................    (13,482)     23,529     33,567
Gain (loss) on sales of real estate, net...........        292      (2,057)    53,050
                                                    ------------------------------------
(Loss) income before minority interests,
  extraordinary
  items, and cumulative effect of change in
  accounting principles............................    (13,190)     21,472     86,617
Minority interests.................................      9,150      (3,564)   (30,687)
                                                    ------------------------------------
(Loss) income before extraordinary items and
  cumulative effect of change in accounting
  principles.......................................     (4,040)     17,908     55,930
Extraordinary items:  loss on early
  extinguishment of debt, net of minority
  interests in the amount of $93, $1,347 and
  $754 for the years ended
  December 31, 2001, 2000 and 1999,
  respectively.....................................       (137)     (2,176)    (1,082)
                                                    ------------------------------------
(Loss) income before cumulative effect of
  change in accounting principles..................     (4,177)     15,732     54,848
Cumulative effect of change in accounting
  principles, net of minority interests
  of $219 and $1,140 for the years ended
  December 31, 2001 and 2000, respectively.........       (321)     (1,843)         -
                                                    ------------------------------------
Net (loss) income..................................     (4,498)     13,889     54,848
Net income allocated to preferred shareholders.....    (12,150)    (12,147)   (12,103)
                                                    ------------------------------------
Net (loss) income available to common shareholders.   $(16,648) $    1,742  $  42,745
                                                    ====================================

                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                                           Year ended December 31
                                                        2001        2000        1999
                                                    --------------------------------------
Basic earnings available to common shares per
  weighted-average common share:
(Loss) income  before gain (loss) on sales of
  real estate,  extraordinary  items
  and cumulative effect of change
  in accounting principles, net of
  minority interests...............................  $  (1.05)   $   0.45     $  0.84
Gain (loss) on sales of real estate, net of
  minority interests...............................      0.01       (0.08)       2.05
Extraordinary loss on early
  extinguishment of debt, net of
  minority interests...............................     (0.01)      (0.14)      (0.07)
Cumulative effect of change in accounting
  principles, net of minority interests............     (0.02)      (0.12)          -
                                                  --------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest - basic......................  $  (1.07)   $   0.11     $  2.82
                                                    ======================================

Diluted earnings available to common shares per
  weighted-average common share:
(Loss) income  before gain (loss) on sales of
   real estate,  extraordinary  items
  and cumulative effect of change
  in accounting principles, net of
  minority interests...............................  $  (1.05)   $   0.45     $  0.84
Gain (loss) on sales of real estate, net of
 minority interests................................      0.01       (0.08)       2.04
Extraordinary loss on early extinguishment of
   debt, net of minority interests.................     (0.01)      (0.14)      (0.07)
Cumulative effect of change in accounting
  principles, net of minority interests............     (0.02)      (0.12)          -
                                                    --------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest - diluted....................  $  (1.07)   $   0.11     $  2.81
                                                    ======================================
Comprehensive (loss) income:
Net (loss) income.................................. $   (4,498) $  13,889   $  54,848
Other comprehensive (loss) income -
  interest rate protection agreements
  Cumulative effect of change in
    accounting principle.........................       (3,227)          -           -
  Unrealized losses arising during the
    year........................................        (4,521)          -           -
  Equity in unrealized losses arising
    during the year - unconsolidated
    entities..............................              (3,629)          -           -
  Losses reclassified into earnings from
    other comprehensive income -
    unconsolidated entities...............                 322           -           -
                                                    --------------------------------------
Comprehensive (loss) income.................        $  (15,553) $   13,889  $  54,848
                                                    ======================================

                             See accompanying notes.

                                         PRIME GROUP REALTY TRUST

                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                        (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                  Accumulated  (Distributions
                              Preferred Shares          Additional    Other    in Excess of)
                             ------------------- Common  Paid-In  Comprehensive Retained
                             Series B  Series A  Shares  Capital      Loss      Earnings      Total
                             -------------------------------------------------------------------------

Balance at January 1, 1999.  $    40  $   20    $  151  $360,017  $      -    $ (10,223)    $ 350,005
Amortization of restricted
  stock awards.............        -       -         -       576         -            -           576
Net income.................        -       -         -         -         -       54,848        54,848
Series B - preferred share
  dividends declared
  ($2.25 per share)........        -       -         -         -         -       (9,000)       (9,000)
Series A - preferred share
  dividends declared
  ($1.50 per share)........       -       -          -          -        -       (3,000)       (3,000)
Series A - preferred share
  amortized dividend.......       -       -          -          -        -         (103)         (103)
Common share dividends
  declared ($1.35 per
  share)...................       -       -          -          -        -      (20,436)      (20,436)
Reclassification of Series A
  -preferred shares to
  redeemable equity.........      -     (20)         -    (39,980)       -            -       (40,000)
Conversion of 53,611
  common units to common          -       -          1        744        -            -           745
  shares (one for one).....
                             -------------------------------------------------------------------------
Balance at December 31,          40       -        152    321,357        -       12,086       333,635
  1999.....................
Amortization of restricted
  stock awards.............       -       -          -        411        -            -           411
Issuance of 5,000 common
  shares granted during
  the year.................       -       -          1         76        -            -            77
Net income.................       -       -          -          -        -       13,889        13,889
Series B - preferred share                                               -
  dividends declared
  ($2.25 per share)........       -       -          -          -                (9,000)       (9,000)
Series A - preferred share
  dividends declared
  ($1.50 per share)........       -       -          -          -        -       (3,000)       (3,000)
Series A - preferred share
  amortized dividend.......       -       -          -          -        -         (147)         (147)
Common share dividends
  declared ($1.35 per
  share)...................       -       -          -          -        -      (20,798)      (20,798)
Conversion of 347,032
  common units to common
  shares (one for one).....       -       -          3      6,843        -            -         6,846
                             -------------------------------------------------------------------------
Balance at December 31,
  2000.....................      40       -        156    328,687        -       (6,970)      321,913
Amortization of restricted
  stock awards.............       -       -          1        705        -            -           706
Exercise of stock options..       -       -          -         22        -            -            22
Net loss...................       -       -          -          -        -       (4,498)       (4,498)
Series B - preferred share
  dividends declared
  ($1.69 per share)........       -       -          -          -        -       (6,750)       (6,750)
Series A - preferred share
  dividends declared
  ($1.13 per share)........       -       -          -          -        -       (2,250)       (2,250)
Series A - preferred share
  amortized dividend.......       -       -          -          -        -         (150)         (150)
Common share dividends
  declared ($1.01 per
  share)...................       -       -          -          -        -      (15,808)      (15,808)
Conversion of 33,085
  common units to common
  shares (one for one).....       -       -          -        454        -            -           454
Repurchase of 33,085
  common shares............       -       -          -       (478)       -            -          (478)
Transition adjustment for
  change in accounting
  principle................       -       -          -          -   (3,227)           -        (3,227)
Unrealized loss on
  derivative instruments...       -       -          -          -   (8,150)           -        (8,150)
Losses reclassified into
  earnings--unconsolidated
  entities.................       -       -          -          -      322            -           322
                             -------------------------------------------------------------------------
Balance at December 31,
  2001.....................   $    40  $    -    $  157 $  329,390$  (11,055)  $  (36,426)    $282,106
                             =========================================================================

                            See accompanying notes.

                            PRIME GROUP REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                          Year ended December 31
                                                        2001       2000        1999
                                                    ------------------------------------
Operating activities
Net (loss) income...............................      $  (4,498)  $  13,889  $  54,848
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Amortization of costs for leases assumed
      (included in rental revenue)..............            767         833        899
    Interest income and developer fees added to
      mortgage note receivable principal........              -      (1,855)    (2,580)
    (Gain) loss on sales of real estate.........           (292)      2,057    (53,050)
    Depreciation and amortization...............         41,817      37,449     33,258
    Unrealized loss on derivatives..............            230           -          -
    Provision for asset impairment..............         21,837       1,000          -
    Net gain on treasury lock terminations......              -           -       (615)
    Loss on land development option.............              -           -        600
    Net equity in (income) loss of
      unconsolidated investments................         (1,770)        768      3,609
    Minority interests..........................         (9,150)      3,564     30,687
    Extraordinary items, net of minority
      interests.................................            137       2,176      1,082
    Cumulative effect of change in accounting
      principles, net of minority interests.....            321       1,843          -
    Changes in operating assets and liabilities:
      Increase in receivables...................             (7)     (3,198)    (8,251)
      (Increase) decrease in other assets.......            (74)     (1,399)    18,435
      Increase in accrued interest payable......          5,998       1,234      1,068
      Increase (decrease) in accrued real
        estate taxes............................          2,094      (1,682)    21,049
      Increase in accounts payable and accrued
        expenses................................          2,583       7,774      8,702
      Decrease in other liabilities.............         (2,483)        (60)    (3,445)
                                                    ------------------------------------
Net cash provided by operating activities.......         57,510      64,393    106,296

Investing activities
Expenditures for real estate and equipment......       (151,123)   (122,337)  (583,454)
Proceeds from sales of real estate..............         25,413     141,994    154,309
Purchase of and additional advances on mortgage
  note receivable...............................              -     (12,208)   (16,837)
(Increase) decrease in restricted cash escrows..        (14,496)    (16,800)    10,423
Leasing costs...................................         (9,239)    (12,136)    (8,310)
Net (loans provided to) repayments from
  Services Company..............................              -      (4,761)     2,801
Investments in unconsolidated entities, net.....              1           -      1,275
                                                    ------------------------------------
Net cash used in investing activities...........       (149,444)    (26,248)  (439,793)

                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

                                                          Year ended December 31
                                                        2001       2000        1999
                                                    ------------------------------------
Financing activities
Financing costs.................................      $  (4,714) $  (13,649) $  (8,306)
Deposits returned (made) under treasury lock
  agreements....................................              -           -     15,256
Proceeds from mortgage notes payable............        136,237     258,233    546,538
Net proceeds from (repayment of) credit
  facilities....................................              -     (19,527)    19,527
Repayment of mortgage notes payable.............       (115,909)   (193,406)  (219,163)
Repayment of bonds payable......................              -     (17,300)         -
Proceeds from construction financing............        105,637           -          -
Common share repurchase.........................           (478)          -          -
Proceeds from exercise of stock options.........             22           -          -
Repurchase of operating partnership common
  units......................................                 -        (700)         -
Contribution from minority interests - other....              -       1,000          -
Distributions to minority interests - operating
  partnership...................................        (14,485)    (14,772)   (14,151)
Series A - preferred shares transaction fee........           -           -       (400)
Dividends paid to Series B - preferred shareholders      (9,000)     (9,000)    (9,000)
Dividends paid to Series A - preferred shareholders      (3,000)     (3,000)    (2,980)
Dividends paid to common shareholders..............     (21,062)    (20,666)   (20,414)
                                                    ------------------------------------
Net cash provided by (used in) financing activities      73,248     (32,787)   306,907
                                                    ------------------------------------
Net (decrease) increase in cash and cash equivalents    (18,686)      5,358    (26,590)
Cash and cash equivalents at beginning of year.....      25,268      19,910     46,500
                                                    ------------------------------------
Cash and cash equivalents at end of year...........   $   6,582    $ 25,268  $  19,910
                                                    ====================================

                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

During the years ended  December  31,  2001,  2000 and 1999 the Company sold the following net assets:

                                                          2001        2000       1999
                                                     -----------------------------------

Real estate, net...................................     $ 23,843   $172,607   $ 261,255
Tenant receivables, net............................          (58)        40         838
Deferred rent receivable...........................          120      1,971      32,824
Deferred costs, net................................          225      3,304      13,318
Mortgage notes payable.............................            -    (28,000)   (205,109)
Accrued real estate taxes..........................         (699)    (3,988)    (10,017)
Other liabilities and assets, net..................        1,690     (1,883)      4,580
                                                     -----------------------------------
Net assets sold....................................       25,121    144,051      97,689
Proceeds from sales of real estate.................       25,413    141,994     154,309
                                                     -----------------------------------
Total gain (loss) on sales of real estate..........          292     (2,057)     56,620
Less gain deferred.................................            -          -      (3,570)
                                                     -----------------------------------
Gain (loss) recognized on sales of real estate.....     $    292   $ (2,057)   $ 53,050
                                                     ===================================

     The following  represents  supplemental  disclosure of significant  noncash activity for the years ended December 31, 2001, 2000, and 1999:

                                                          Year ended December 31
                                                        2001       2000        1999
                                                        ----       ----        ----
Real estate additions through the
  assumption of mortgage payables.............         $     -   $      -   $ 140,899                                                             -           -
Real estate additions through the issuance of
  partnership units to minority interest......               -       3,832      7,052
Real estate additions through consolidation
  due to purchase of second mortgage note.....               -     103,210          -
Contributions of real estate to
  unconsolidated real estate joint ventures...               -     (35,290)         -
Real estate additions through the increase
  in accounts payable and accrued expenses....           9,838       1,562          -
Increase in accrued real estate taxes
  through consolidation due to the
  purchase of second mortgage note............               -       4,300          -
Net asset additions through consolidation of
  the Services Company........................           2,524           -          -
                                                    ------------------------------------
                                                    $   12,362    $ 77,614  $ 147,951
                                                    ====================================
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

The Company is the managing general partner of the Operating Partnership and owns all of the preferred units and 59.4% and 59.2% of the common units issued at December 31, 2001 and 2000, respectively. Each preferred unit and common unit entitles the Company to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions the Company receives with respect to its common units and preferred units.

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

In September 2000, an affiliate of The Prime Group, Inc. ("PGI") purchased the 40% partnership interest held by an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone"), in Primestone Investment Partners L.P. ("Primestone"). The affiliate of PGI had already owned 60% of Primestone. Primestone owns 7,944,893 limited partner common units (the "Primestone Units") of the Operating Partnership and was created in connection with the Company's initial public offering as a joint venture between affiliates of PGI and Blackstone. PGI is a privately held company controlled by Michael W. Reschke, the Chairman of the Company's Board of Trustees. Primestone secured financing for the transaction from affiliates of Prudential Securities Incorporated and Vornado Realty Trust ("Subordinate Lender"). As a result of the transaction, PGI is now the 100% owner of Primestone, making PGI the Operating Partnership's second largest equity holder through the Primestone Units. The Primestone Units are convertible into the Company's common shares, on a one-for-one basis or, at the Company's option, in cash equivalent to the fair market value of a common share at the time of exchange, subject to the Company's 9.9% ownership limitation contained in the Company's charter.

As part of PGI's financing for the transaction, PGI's lenders requested and received certain consents and other agreements relating to the Company, including (i) a waiver of the 9.9% common share ownership limitation set forth in the Company's charter; (ii) a right of the Subordinate Lender to receive a position on the Board (this position is subject to re-election by the Company's shareholders in the same manner as all other Trustees) under certain events; and (iii) under certain events, including the Subordinate Lender becoming the owner of the Primestone Units after a successful foreclosure action, that Mr. Reschke and Richard S. Curto, the Company's Chief Executive Officer and one of the Company's Trustees, had agreed to tender their resignations to the Board. On November 13, 2001, Mr. Reschke and Mr. Curto delivered written notices to the Board stating that Mr. Reschke and Mr. Curto were rescinding the resignation letters previously delivered by them to the Subordinate Lender and gave notice to the Board that both individuals no longer intended to resign from their current executive positions with the Company or from the Board. On December 20, 2001, the Subordinate Lender delivered the original, signed resignation letters of Mr. Reschke and Mr. Curto to the Trust. The Board of the Company then consulted with its outside legal counsel, who advised the Board that in light of the fact that Messrs. Reschke and Curto clearly do not intend to resign, the resignation letters delivered by the Subordinate Lender do not constitute valid resignations. Consistent with this advice of counsel, the Board took no action with respect to the resignation letters.

Basis of Presentation

The Company's consolidated financial statements include all of its accounts, including the Operating Partnership and the other entities in which the Company has control or for which the Company receives all economic benefits through its ownership of the entities' mortgage notes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Commencing on January 2, 2001, Prime Group Realty Services, Inc. (the "Services Company") elected to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. On January 1, 2001, the Operating Partnership acquired all of the outstanding common stock of the Services Company and had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership. The Company now consolidates the operations of the Services Company.

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

Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are included in buildings and improvements and are depreciated over the useful lives of the respective properties on a straight-line basis. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs.

Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for future development and property under development are also evaluated for impairment. Impairment is determined for development costs associated with property held for future development and property under development based upon management’s assessment that these costs have no future value.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and established more restrictive criteria to classify an asset as “held for sale.” FAS 144 is effective for year-ends beginning after December 15, 2001. The Company will adopt FAS 144 effective January 1, 2002 and does not expect a material impact on the consolidated financial statements.

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

Leases Assumed

In connection with certain tenant leases, the Company has assumed the liability for the remaining terms of the tenants’ existing leases in their previous location. The Company has recorded a liability at December 31, 2001 of approximately $5,976 for the difference between total remaining costs for leases assumed and the expected benefits from subleases of the assumed lease properties. The related incentive to the lessee has been capitalized as a deferred charge and is being amortized to rental revenue over the life of the respective lease. The deferred charge and related liability are adjusted for changes in the expected benefits from subleases.

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission (the “Commission”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the Commission’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1,843, net of minority interests of $1,140, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to certain permanent property easements and leasing activities. During 2001 and 2000, respectively, the Company recognized $293 and $487 of other income (a portion of which is included in other property revenues in the consolidated statements of operations) previously recorded in 1999. Applying the accounting change retroactively would result in 1999 net income available to common shareholders of $40,990 ($2.71 per basic and $2.70 per diluted common share). Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by the Company, it is not expected to impact the timing of the Company’s cash flow from operations.

Interest Rate Protection Agreements

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, unless the instrument is redesignated as a hedge of another transaction. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in earnings.

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

Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $275 of amounts held in accumulated other comprehensive income. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, the Company recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $539 in net income, and a transition adjustment of $3,227 as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3,766 on the balance sheet reflected as a $539 reduction in deferred costs, a $1,373 reduction in investment in unconsolidated entities and a deferred hedge liability of $1,854.

In August 2001, the Financial Accounting Standards Board issued final guidance on the accounting for options used as hedged under SFAS No. 133. This guidance is pursuant to Derivatives Implementation Group Issue No. G20 (“G20”). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on the balance sheet. On September 1, 2001, the Company adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

On December 31, 2001, the derivative instruments were reported at their fair value as other assets of $432, a deferred hedge liability of $6,455, a reduction in investment in unconsolidated entities of $4,677 and accumulated other comprehensive loss of $11,055 ($0.71 per weighted average share). The Company has recorded an unrealized loss of $230 for the year ended December 31, 2001, which is included in interest income and other on the statement of operations.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding: (i) common share options were exercised, (ii) limited partner common units in the Operating Partnership were exchanged for common shares, (iii) common share grants were fully-vested, and (iv) convertible preferred shares were converted into common shares.

Stock Based Compensation

The Company accounts for common share option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recognized for the common share option grants because the exercise price of the options equals the market price of the underlying shares at the date of grant.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

As of December 31, 2001, for income tax purposes, the Company’s real estate had a gross and net basis of $820,272 and $734,593, respectively, mortgage notes receivable had a basis of $40,466, investment in Real Estate Mortgage Investment Conduits had a tax basis of $51,786, deferred costs had a gross and net basis of $47,616 and $23,884, respectively, and deferred rent receivable had no tax basis. The Company’s investment in unconsolidated real estate joint ventures, for income tax purposes, had a gross and net basis of $126,655 and $29,549, respectively.

The Company accounts for income taxes payable by the Services Company in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2001, the Services Company had deferred tax assets in excess of deferred tax liabilities of $3,160 (included in other assets on the consolidated balance sheet). At December 31, 2001, the Services Company had net operating loss carry forwards for federal tax purposes of approximately $8,000 which are available to offset future taxable income, if any, through 2015.

2. Going Concern

As described in Note 7, the holder of the Company’s 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest (“Series A preferred shares”) currently has the right to require the redemption of the shares, which equates to a redemption value of $40,000, plus any accrued and unpaid dividends. The Company has provided the holder of the Series A preferred shares an increase in the shares pay rate as an incentive not to exercise its right to require redemption of the shares. However, the holder continues to have a contractual right to cause the redemption of the shares at the redemption value upon ten-day notice. Management is pursuing various capital events, which, if consummated in sufficient amounts, would enable the Company to redeem the shares if the redemption right is exercised. However, there can be no assurance that the holder of the Series A- preferred shares will not exercise its right to require the redemption of the shares prior to the Company’s ability to obtain funds necessary for redemption or that the Company will be successful in its efforts to execute capital events yielding proceeds sufficient to redeem the Series A preferred shares.

As described in Note 5, the Company’s debt obligations require compliance with various financial loan covenants. As a result of its financial results for the quarter and year ended December 31, 2001, the Company is not in compliance with financial covenants contained in certain of its debt facilities as of December 31, 2001. In addition, the Company’s anticipated cash flows from operations in 2002 will not be sufficient to fund the Company’s anticipated operating and capital needs or meet the current debt covenant requirements in 2002. None of the loans have been accelerated nor, did the Company receive notice of the respective lender’s intention to accelerate the maturity of the loans. The Company has either entered into amendments to alleviate the current and anticipated violations or has received waivers, which waived the covenant violations as of December 31, 2001, and in certain circumstances through March 31, 2002. The waived covenants primarily relate to minimum quarter-end cash balance requirements of $20,000. The Company’s ability to meet these covenants in the future is contingent on its ability to execute certain capital events and on its future financial results. Management is pursuing various capital events, which, if consummated in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the potential redemption of Series A - preferred shares discussed above. If the capital events are not consummated, or the proceeds are not sufficient to meet the covenants, management intends to seek additional waivers or modifications from the lenders. However, there is no guarantee that the Company will be successful and/or will be in compliance with the loan covenants in the future or that the Company will be able obtain waivers or amendments of violations at that time.

The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  Asset Impairments

During 2001,  2000 and 1999 the Company  recorded the following  provisions  for asset impairments

                                                           December 31
                                                2001      2000       1999
                                             ---------------------------------

Investment in unconsolidated entities.....    $15,088  $    -      $   -
Property under development................      4,924    1,000         -
Operating property........................      1,500        -         -
Property held for sale....................        325        -         -
                                             ---------------------------------
                                             $ 21,837  $ 1,000     $   -
                                            =================================

4.  Deferred Costs

Deferred costs consist of the following:

                                                                   December 31
                                                               2001          2000
                                                           -----------------------------

Financing costs............................................    $25,396     $23,327
Leasing costs..............................................     44,088      32,773
                                                           -----------------------------
                                                                69,484      56,100
Less:  Accumulated amortization............................    (26,904)    (18,108)
                                                           -----------------------------
                                                               $42,580     $37,992
                                                          =============================

5.  Mortgage Notes Payable, Bonds Payable and Construction Financing

     Mortgage notes payable,  credit  facilities and bonds payable  consisted of the following:

                                                                  December 31,
                                                                2001          2000
                                                           -----------------------------
Mortgage Notes Payable (A), (B):
  Mortgage notes payable to various financial
    institutions,  collateralized by various
    properties, interest at fixed rates
    ranging from 7.07% to 16.00% per annum,
    with principal and interest payable
    monthly through dates ranging
    from 2002 through 2013. The weighted average rate
    at December 31, 2001 was 8.25%.....................       $348,480      $367,339
  Mortgage notes payable to various financial
    institutions, collateralized by various
    properties, interest at variable rates ranging
    from LIBOR (1.87% at December 31, 2001) plus 150
    basis points to LIBOR plus 700 basis points per
    annum, with principal and interest payable monthly
    through dates ranging from 2002 through 2006.  The
    weighted average rate at December 31, 2001 was
    6.65%..............................................        413,869       374,682
                                                           -----------------------------
Total mortgage notes payable...............................   $762,349      $742,021
                                                           =============================
Bonds Payable
Variable rate tax-exempt bonds issued by various
  state and local government authorities (B), (C), (D)        $ 57,150      $ 57,150
                                                          =============================

5.  Mortgage Notes Payable, Bonds Payable and Construction Financing (continued)

Construction Financing (E):
  Construction  mezzanine  facility,  with a total
  commitment of $65,000,  to a financial  institution,
  collateralized by 100% of the ownership interest in
  Dearborn  Center,  interest  at a fixed  rate of 12%
  per annum (up to 50% of which,  but no more than
  $10,000 may be funded from the mezzanine  facility)
  with an additional accrual rate ranging from 9.5%
  to 13%, 11% at December 31, 2001, dependent upon certain
  leasing thresholds, with interest payable monthly
  through January 2004, principal and accrued interest
  due in January 2004.....................................  $ 57,240   $           -
Construction loan facility,  with a total  commitment
   of $220,000 to $230,000, to a financial institution,
   collateralized by 100% of the ownership interest
   in Dearborn Center and a $60,000  guarantee,
   interest at a variable rate of LIBOR
   (2.46% at December 31, 2001) plus 265 basis points
   per annum, with interest accruing monthly through
   January 2004, principal and  accrued interest due in
   January 2004...........................................    48,397               -
                                                           -----------------------------
Total construction financing.............................. $ 105,637   $           -
                                                           =============================

(A)  The mortgage  notes payable are subject to various  operating and financial covenants (see Note 16,  Subsequent  Events).  In addition,  the Company is required  to  maintain  escrow  accounts to fund future real estate tax and other  operating  expense  payments,  which are included in restricted cash
     escrows,   as  well  as  certain   tenant   releasing   costs  and  capital
     expenditures.  The Company has entered into an interest  rate cap agreement for the full  term of the loan at a LIBOR  index  rate of  7.25%.  In March
     2001, the Company entered into an agreement to amend a loan collateralized, in part,  by a pledge of the first  mortgage loan that we held and which is secured  by the  property  known as 180 North  LaSalle  Street in  Chicago,
     Illinois.  The original  commitment  under the loan was  $64,000,  of which
     $52,000 had been disbursed.  Under the terms of the amendment,  the maximum loan amount was reduced to $60,000 and the  remaining  $8,000 of  borrowing availability  was funded.  Restricted  cash  escrows at  December  31, 2001 include $2,500 related to this loan for future capital expenditures, tenant improvements and lease commissions.  As part of the agreement,  the Company agreed to allow the lender to securitize the loan by utilizing a REMIC,  if desirable.  The REMIC closed on October 30, 2001 and matures on January 15,
     2004. The lender has transferred the first mortgage loan to the REMIC.  The principal amount of the REMIC is $113,700 and is comprised of three classes of certificate holders. Class "A" certificates represent the original first mortgage holder owning a $60,000 priority interest,  Class "B" certificates are owned by us and represent a $53,700 interest subordinate to the Class A certificates, and the Class "R" certificates represent any residual amounts due to us  upon  any  sale  of the  property  should  net  proceeds  exceed
     $113,700.  The  interest  rate on the Class "A"  certificate  is LIBOR plus
     3.75% and the interest  note on the Class "B"  certificate  is equal to the difference  between (i) 16.22% and (ii) the product of LIBOR  multiplied by
     1.1179. Our Services Company acts as the loan servicer for the REMIC and we account for our ownership interest on a consolidated basis.

(B)  All of the Company's real estate assets and its mortgage  notes  receivable have been pledged as  collateral  for its mortgage  notes payable and bonds payable.

(C)  Permanent financing for certain industrial  properties has been provided by
     $48,150 of tax-exempt  industrial  development revenue bonds that mature on
     February 16, 2022. Under the terms of the bond loan agreements, the Company makes  interest-only  payments  monthly,  calculated  using a floating rate determined  by the  remarketing  agent of the bonds.  The rates ranged from
     1.33% and 4.98% during 2001,  3.09% to 5.97% during 2000 and 2.28% to 5.67%
     during 1999.  The rate at December 31, 2001 was 1.80%.  The maximum  annual interest rate on the bonds is 13%. Under certain  conditions,  the interest rate  on the  bonds  may be  converted  to a fixed  rate  at the  Company's request.

     The  bonds  were  collateralized  by  letters-of-credit  from  a  financial institution  totaling  $48,800  which were to expire in January  2002.  The
     letters-of-credit   were   collateralized   by  mortgages  on  the  related
     industrial  facilities  and a $23,000  cash  collateral  account and had an annual fee (paid quarterly) of 3.00% of the letters-of-credit  face amounts and is  included  in  interest  expense.  On January 2, 2002,  the  Company purchased $23,250 of the bonds and obtained  replacement  letters of credit having a maturity date of January 2, 2007 to enhance the remaining bonds of
     $24,900.  The  letters of credit are  collateralized  by  mortgages  on the related  industrial  facilities  and have an annual fee (paid  annually) of
     2.35% of the letters of credit  face  amounts and which will be included in interest expense.  In addition,  the Company has guaranteed all obligations under this replacement  letter of credit  facility.  In order to secure the obligations under the guarantee, the Company pledged the bonds purchased of
     $23,250 as well as certain property assets.

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
     The  remaining  $9,000  of  bonds  mature  on  December  1,  2014  and  are collateralized  by  letters-of-credit  totaling $9,300 which are subject to quarterly  extension fees. The  letters-of-credit  are  collateralized by a cash escrow account of $6,730 at December 31, 2001.  Under the terms of the
     bond  agreements,   the  Company  makes  interest-only   payments  monthly,
     calculated using a floating rate determined by the remarketing agent of the bonds.  The rates ranged from 1.45% to 4.50%  during  2001,  3.55% to 5.50%
     during 2000 and 3.05% to 4.55% during  1999.  The rate at December 31, 2001 was 1.45%. Under certain conditions, the interest rates on the bonds may be converted to a fixed rate at the Company's request.

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

(E)  Both  construction  facilities  related to the Dearborn  Center project are
     subject  to  various  financial  covenants.   The  construction   mezzanine
     facility's  additional  accrual  interest  rate  ranges from 9.5% and 13.0%
     dependent upon certain leasing levels thresholds.  In addition, the Company is required  to  maintain  various  escrow  accounts to fund future  tenant commitments.  A $3,000 escrow, as amended, was established in 2001 with the mezzanine  lender  as a  contingency  against  possible  construction  cost overruns on Dearborn  Center.  In addition,  an $8,800 cash escrow is being established  with the  construction  lender over time for  certain  leasing commissions and tenant  improvement costs related to the Company's sublease obligation at One North Wacker Drive.  As of December 31, 2001,  $5,800 has
     been deposited into this escrow.

During the years ended December 31, 2001, 2000 and 1999, the Company wrote-off deferred financing costs of $230, $3,523 and $1,836, respectively, net of accumulated amortization of $217, $1,620 and $945, respectively. These write-offs resulted from mortgage notes, bonds payable and a line-of-credit that were repaid or refinanced. The total of these write-offs has been reflected as an extraordinary loss in the 2001, 2000 and 1999 statements of income, net of minority interests of $93, $1,347 and $754, respectively.

Total interest paid on the mortgage notes payable, bonds payable and construction financing was $69,756, $69,143 and $49,566 for the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company incurred interest expense of $75,726, $69,988 and $50,634, respectively, of which $23,875, $14,232 and $7,986, respectively, related to development projects, was capitalized .

In 1998, the Company entered into two treasury lock agreements with two financial institutions to lock certain debt instruments at the interest rate on ten-year Treasury Notes effective on the date of the agreements to provide interest rate protection on future debt financings. One of these agreements was entered into in anticipation of a planned future securitization of a $170,000 loan related to the 77 West Wacker Drive building, and had a lock rate of 5.364%. The other agreement was entered into in anticipation of $160,000 in debt related to the acquisition of IBM Plaza, had a lock rate of 4.732% and was to expire on March 19, 1999. The Company made deposits as required by the agreements, totaling approximately $14,641. The deposits were exclusive of a $2,000 credit threshold described below. The $170,000 agreement was to expire on February 18, 1999, but was extended to April 15, 1999. At that time, the lock rate was modified to 5.016% and the credit threshold reduced from $2,000 to $500. On March 1, 1999, the Company terminated the $160,000 treasury lock agreement due to the change in terms and timing of the IBM Plaza purchase. Approximately $557 on deposit was forfeited at the time of termination. On May 11, 1999, the Company terminated the $170,000 treasury lock agreement due to changes in timing of a planned future loan securitization related to the 77 West Wacker Drive building. The termination resulted in a net settlement and gain upon termination of $1,172. The net gain of $615 from the two terminations has been included as a net gain in other income in the statement of income for the year ended December 31, 1999. During the period January 1, 1999 through May 11, 1999, the Company received net cash settlements of approximately $15,256 ($7,094 related to the $170,000 agreement, and $8,162 related to the $160,000 treasury lock agreement) related to both treasury lock agreements.

On January 31, 1999, the Company entered into an interest rate collar agreement, with respect to the property at 33 West Monroe Street in Chicago, Illinois, that hedged the Company’s interest rate exposure with respect to the variable rate mortgage note secured by the 33 West Monroe property. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. This agreement is for an original notional amount of $65,000 and its term is coincident with the aforementioned variable rate mortgage note (January 31, 1999 through January 31, 2002). On November 15, 2000, the underlying note was refinanced with the proceeds of a $67,000 variable rate mortgage note. The interest rate collar agreement remained in place and was designated to the new loan in conjunction with an additional interest rate cap agreement. (See November 15, 2000 hedge agreement activity described below for further discussion).

On November 1, 1999, the Company entered into an interest rate collar agreement, with respect to the property at 77 West Wacker Drive in Chicago, Illinois, for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170,000. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest rate floor is based on a LIBOR index rate of 5.62%. On November 22, 1999, the Company transferred the $170,000 interest rate collar agreement to an unconsolidated real estate joint venture which owns the property and related indebtedness. On November 10, 1999, the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157,500. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157,500 collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument’s valuation decreases more than $5,000. As of December 31, 2001, no deposits were required relating to the $170,000 and the $157,000 collar agreements. On March 12, 2001, the Company was replaced by its joint venture partner as the guarantor to the counterparties related to these collar agreements. If the Company’s joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, the Company would be liable to reimburse its joint venture partner its fifty percent share of any amount paid.

On December 10, 1999, the Company entered into an interest rate swap agreement, with respect to the property at 330 North Wabash Avenue (IBM Plaza) in Chicago, Illinois, for the period from December 10, 1999 through December 10, 2002 based on a LIBOR index rate of 6.3% that effectively fixed the Company’s interest rate with respect to the variable rate mortgage note payable secured by the IBM Plaza property at a rate of 8.0%. This agreement had an original notional amount of $160,000 that decreased to $158,400 on December 10, 2000 and decreased to $155,200 on December 10, 2001, coincident with the originally scheduled principal payments on the mortgage note payable secured by the IBM Plaza property. The Company received the net amount of $107 under the terms of the swap agreement during 2000. No amounts were paid or received during 1999. The Company has provided a guaranty to the counterparty related to this agreement to the extent of any decrease in value in the swap agreement. In accordance with this guarantee, the swap agreement requires cash escrow deposits to the extent that the instrument’s valuation decreases more than $500. As of December 31, 2001 and 2000, respectively, the Company has deposited $5,633 and $1,387 pertaining to the interest rate swap agreement.

5. Mortgage Notes Payable, Bonds Payable and Construction Financing (continued)

On July 11, 2000, the Company entered into an interest rate cap agreement, with respect to the property at 180 North LaSalle Street in Chicago, Illinois, for the period from July 11, 2000 through August 1, 2001 with respect to the $52,000 variable rate note payable secured by the 180 N. LaSalle Street property. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60,000. The interest rate under the agreement is capped at the LIBOR index rate of 7.25%. No amounts were received under the terms of the agreement during 2001 and 2000.

On November 15, 2000, the Company entered into an interest rate cap agreement, with respect to the property located at 33 West Monroe Street in Chicago, Illinois, for a notional amount of $67,000 for the period from November 15, 2000 through January 31, 2002. On December 6, 2001, the Company extended the interest rate cap agreement to January 31, 2003 (an additional hedge agreement is required by February 1, 2003, for the period February 1, 2003, through debt maturity of November 15, 2005) with respect to the $67,000 variable rate note payable secured by the 33 West Monroe Street property. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 6.50% for a notional amount of $67,000. Included in the initial interest rate cap agreement was the sale of an interest rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002, for a notional amount of $65,000. This agreement allowed the Company to reduce the cost of this hedge instrument and take advantage of the remaining term of the existing collar agreement originally entered into on January 31, 1999. The Company received $10 under the terms of the cap agreement during 2000 and no amounts during 2001.

On November 15, 2000, the Company entered into an interest rate cap agreement, with respect to the property at 33 West Monroe Street in Chicago, Illinois, for a notional amount of $12,500 for the period November 15, 2000 through November 15, 2003 with respect to the $12,500 variable rate note payable secured by the 33 West Monroe Street property. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 8.35%, 8.75% and 9.0% for loan years one, two and three, respectively, for a notional amount of $12,500. No amounts were received under the terms of the cap agreement during 2001 and 2000.

On August 22, 2001, the Company entered into an interest rate cap agreement with respect to the Dearborn Center property in Chicago, Illinois, for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81,000 and increases over the term of the cap agreement to a maximum of $230,000, based on increases anticipated in the construction loan during the expected construction period of the property.

The Company has provided guarantees ranging from 25% to 100% of the outstanding principal balances on certain mortgage notes payable, bonds payable and construction financing. As of December 31, 2001, the guarantees totaled $143,600.

Certain mortgage notes payable, construction financing, and bonds payable are subject to various financial covenants including minimum cash balances and debt service coverage ratios. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more loans.

The following represents the Company’s future minimum principal payments due on its mortgage notes payable, bonds payable and construction financing outstanding at December 31, 2001:

Year Ending December 31                          Amount
------------------------------------------------------------

2002.......................................      $285,588
2003.......................................        42,562
2004.......................................       171,962
2005.......................................        89,816
2006.......................................        67,400
Thereafter.................................       267,808
                                             ---------------
                                                 $925,136
                                             ===============
6. Future Minimum Lease Income and Payments

The Company has entered into lease agreements with tenants with lease terms ranging from one year to twenty years at lease inception. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

The total future minimum rentals to be received by the Company under such noncancelable operating leases in effect at December 31, 2001, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31                          Amount
------------------------------------------------------------

2002.......................................      $123,256
2003.......................................       113,052
2004.......................................       106,227
2005.......................................        94,705
2006.......................................        75,887
Thereafter.................................       276,676
                                             ---------------
                                                 $789,803
                                             ===============

Approximately 27%, 25% and 21% of rental revenue for the years ended December 31, 2001, 2000 and 1999, respectively, was received from five tenants (all five tenants were present during the years ended December 31, 2001, 2000 and 1999). This includes Arthur Andersen LLP which currently leases 664,162 net rentable square feet in two of the Company’s office properties. Given the widely publicized uncertainties facing Arthur Andersen, there can be no assurance that Arthur Andersen will continue to occupy space in the Company’s portfolio, pay rent for such space on a timely basis, and fulfill its lease obligations. If Arthur Andersen were to cease payment of its rental obligation, this could negatively impact the Company’s ability to meet its financial obligations.

As a part of lease agreements entered into with certain tenants, the Company assumed the tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. Future minimum rental payments to be paid by the Company under leases assumed, net of subleases executed through December 31, 2001, are as follows:

Year Ending December 31                          Amount
------------------------------------------------------------

2002.......................................    $  5,703
2003.......................................       6,360
2004.......................................       6,502
2005.......................................       6,204
2006.......................................       5,471
Thereafter.................................      30,244
                                             ---------------
                                                $60,484
                                             ===============

During the years ended December 31, 2001, 2000 and 1999, the Company recognized lease termination income of $416, $1,403 and $5,205, respectively, which is included in rental revenue. In 1999, the Company granted permanent easements and recorded fees of $2,600, which are being recognized in other property revenues over terms ranging from 10 to 15 years beginning in 2000.

On February 23, 2001, the Company finalized a lease with a tenant for space in Dearborn Center, an office development located in Chicago, Illinois. The Company has agreed to reimburse the tenant for the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant’s lease for future occupancy executed at an unrelated development located in downtown Chicago, Illinois. This lease has a nominal gross rental obligation of approximately $82,000 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space and recorded approximately $3,800 in liabilities for leases assumed during the year ended December 31, 2001, representing its estimate of the net liability anticipated related to this obligation.

On November 26, 2001, the Company finalized a lease with a tenant for space in Continental Towers, an office building located in Rolling Meadows, Illinois. The Company has agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. This lease has a nominal estimated gross rental obligation of approximately $4,096 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space and recorded approximately $1,317 in liabilities for leases assumed during the year ended December 31, 2001, representing its estimate of the net liability anticipated related to this obligation.

7. Preferred Shares

The Company is authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. At December 31, 2001 and 2000, the Company had 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest (“Series A-preferred shares”) with a $0.01 par value designated, issued and outstanding. On June 5, 1998, the Company completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest (“Series B-preferred shares”) with a $0.01 par value, which were designated issued and outstanding at December 31, 2001 and 2000.

Dividends on the Series B-preferred shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B-preferred share). The Series B-preferred shares rank senior to the Company’s common shares and Series A-preferred shares as to the payment of dividends and as to the distribution of assets upon liquidation. On and after June 5, 2003, the Series B-preferred shares may be redeemed at the Company’s option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of the Company.

Dividends on the Series A-preferred shares are payable quarterly no later than the last business day of the calendar month following the end of March, June, September and December of each year, at a rate of 7.5% (equivalent of $1.50 per annum per Series A-preferred share). The Series A-preferred shares rank senior to the Company’s common shares as to the payment of dividends and as to the distribution of assets. Series A-preferred shareholders can convert their preferred shares into the Company’s common shares based on a conversion price, as defined in our charter. The Company has the option to redeem the Series A-preferred shares beginning on and after November 17, 2007, in cash equal to the original issue price ($20.00) plus any accrued and unpaid dividends.

On April 13, 1999, the Company modified the terms of the Company’s Series A-preferred shares. Under the original terms, the holders of the Series A-preferred shares had certain redemption rights if for two consecutive quarters (1) the ratio of the Company’s debt plus nonconvertible preferred shares divided by its total market capitalization exceeded 65% or (2) its fixed charges coverage ratio fell below 1.4. The new agreement eliminates the debt-to-market capitalization covenant. In exchange, the holders of the Series A-preferred shares were granted the future right to cause the redemption of their shares at a price of $20.00 per share upon 120 days’ prior written notice, (subsequently amended to 10 days prior written notice), which redemption may occur during the period beginning January 15, 2002 and ending January 15, 2004. The Company made a $400 one-time payment as part of this transaction, which is being amortized, using the straight-line method, through January 15, 2002, as a preferred dividend. All 2,000,000 outstanding shares of the Company’s Series A-preferred shares have been reclassified to redeemable equity at their aggregate redemption price of $40,000, net of the unamortized transaction fee ($150 and $297 as of December 31, 2000 and 1999, respectively), in the consolidated balance sheet. (See Note 16 “Subsequent Events”).

The holders of the Company’s Series A preferred shares have the right to elect one additional member to the Company’s Board (or two additional members if the Board consists of more than 10 members) if two consecutive quarterly distributions (i) on the Series A preferred shares or (ii) on the Company’s common shares in an amount of at least $0.3375 per share, are not made. The term of any Trustee elected by the Series A preferred shareholders will expire, as applicable, whenever all arrears in dividends on the Series A preferred shares have been paid and current dividends declared and set apart for payment, or when the Company has paid a dividend on its common shares at least equal to $0.3375 for two consecutive quarters. The holders of the Company’s Series B preferred shares have the right to elect two additional members to the Company’s Board if six consecutive quarterly distributions on the Series B preferred shares are not made. The term of any Trustees elected by the Series B preferred shareholders will expire whenever all arrears in dividends on the Series B preferred shares have been paid and current dividends declared and set apart for payment.

8. Earnings Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2001, 2000 and 1999:

                                                          Year ended December 31
                                                        2001       2000        1999
                                                    ------------------------------------
Numerator:
  (Loss) income before gain (loss) on sales of
    real estate,  minority interests,
    extraordinary items, cumulative effect of
    change in accounting principles and
    preferred distributions........................  $  (13,482)   $ 23,529   $ 33,567
  Minority interests...............................       9,268      (4,350)    (8,723)
  Net income allocated to preferred distributions..     (12,150)    (12,147)   (12,103)
                                                    ------------------------------------
  (Loss) income before gain (loss) on sales of
    real estate, extraordinary items and
    cumulative effect of change in accounting
    principles.....................................     (16,364)      7,032     12,741
  Gain (loss) on sales of real estate, net of               174      (1,271)    31,086
    minority interests.............................
  Extraordinary loss on extinguishment of
    debt, net of minority interests................        (137)     (2,176)    (1,082)
  Cumulative effect of change in accounting
    principles, net of minority interests..........        (321)     (1,843)         -
                                                    ------------------------------------
Numerator for earnings per share - (loss) income
  available to common shares.......................  $  (16,648) $    1,742 $   42,745
                                                    ====================================

Denominator:
  Denominator for basic earnings per share -
  weighted average common shares...................  15,630,586  15,408,822 15,141,630
Effect of dilutive securities:
  Employee stock options...........................           -     120,524     64,866
  Employee stock grants............................           -       9,991      2,415
                                                    ------------------------------------
Denominator for diluted earnings per share
  - adjusted weighted average common shares
  and assumed conversions..........................  15,630,586  15,539,337 15,208,911
                                                    ====================================

BASIC EARNINGS AVAILABLE TO COMMON SHARES PER
  WEIGHTED-AVERAGE COMMON SHARE:
(Loss) income  before gain (loss) on sales
  of real estate,  extraordinary  items
  and cumulative effect  of change
  in accounting principles.......................... $  (1.05) $  0.45     $ 0.84
Gain (loss) on sales of real estate, net of minority
  interests.........................................     0.01    (0.08)      2.05
Extraordinary loss on extinguishment of
  debt, net of minority interests............           (0.01)  (0.14)     (0.07)
Cumulative effect of change in accounting
  principles, net of minority interests.......          (0.02)  (0.12)        -
                                                    ------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest - basic................        $  (1.07) $ 0.11   $   2.82
                                                    ====================================

DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER
  WEIGHTED-AVERAGE COMMON SHARE:
(Loss) income before gain (loss) on sales of real
  estate, extraordinary items and cumulative
  effect of change in accounting principles..........$ (1.05)  $ 0.45 $     0.84
Gain (loss) on sales of real estate, net of minority
   interests.........................................   0.01    (0.08)      2.04

Extraordinary loss on extinguishment of debt,
  net of minority interests..........................  (0.01)  (0.14)     (0.07)

Cumulative effect of change in accounting
  principles, net of minority interests..............  (0.02)  (0.12)     -
                                                    ------------------------------------
Net (loss) income available per
  weighted-average common share of beneficial
  interest - diluted.................................  (1.07) $ 0.11      $ 2.81
                                                    ====================================
8. Earnings Per Share (continued)

For the 2001 earnings per share computation, 2,574,754 of the Company’s options during the first quarter of 2001, 2,550,642 options during the second quarter of 2001, 2,304,741 options during the third quarter of 2001, and 2,295,364 options during the fourth quarter of 2001 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

For the 2000 earnings per share computation, 2,009,954 of the Company’s options during the first quarter of 2000, 1,216,166 options during the second and third quarters of 2000, and 1,167,000 options during the fourth quarter of 2000 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

For the 1999 earnings per share computation, 1,122,833 of the Company’s options during the first quarter of 1999, 1,120,333 options during the second and third quarters of 1999, and 1,227,833 options during the fourth quarter of 1999 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

The Company had nonvested stock grants for 58,980 shares outstanding during the year ended December 31, 2001, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The minority interest in the Operating Partnership had 10,722,853, 10,876,506 and 10,558,545, weighted average limited partner common units outstanding during the years ended December 31, 2001, 2000 and 1999, respectively, of which 10,661,808, 9,662,666, 9,631,445 and 9,355,421, respectively, may be exchanged for common shares on a one-for-one basis, subject to the Company’s 9.9% ownership limitation contained in the Company’s charter, or, at the Company’s option, cash equivalent to the fair market value of a common share at the time of exchange. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

The Company had 2,000,000 Series A-cumulative convertible preferred shares outstanding during the years ended December 31, 2001, 2000 and 1999. The Series A- preferred shares were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

9. Employee Benefit Plans

The Company has a Share Incentive Plan (the “Plan”) which permits the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other-owned partnerships. The Plan also permits the grant of share options to non-employee Trustees.

Under the Plan, up to 2,860,774 of the Company’s common shares may be issued or transferred to participants. The maximum aggregate number of common shares and share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards, is 200,000. This limit applies regardless of whether such compensation is paid in common shares or share equivalent units.

The Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”) administers the Plan and has the authority to determine, among other things, subject to the terms and conditions of the Plan, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options, the vesting requirements and the exercise period of each option. The Compensation Committee is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant.

During 2000 and 1999, the Board granted options to purchase a total of 7,500 and 107,500, respectively, (exclusive of options described below as part of the Company’s annual incentive award program) of the Company’s common shares to various employees and executives of the Company hired in 2000 and 1999 at exercise prices equal to the closing price on the day before the grant of the options. In addition, during 2001, 2000 and 1999, 289,647, 201,850 and 63,167 options, respectively, expired as the result of employees or executives, who held options, resigning from the Company. In 2001, the Company also repurchased 15,625 options from a former executive for a nominal payment equal to the net value of the options. Options for these shares granted under the Plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

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

Under a consulting agreement with one of the members of the Board, the Board granted on November 17, 1997, options to purchase 75,000 of the Company’s common shares at an exercise price of $20.00 per share. Pursuant to the agreement, the options granted have a term of 10 years and will be exercisable and vest at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

During 2000, the Company issued 5,000 common shares granted to one of its Board members pursuant to his consulting agreement valued at the market price of the Company’s common shares at the date of grant, totaling $77.

As part of an annual incentive award program, on January 23, 2001, the Board granted certain executives 15,482 shares of the Company’s common shares, and options to purchase 33,400 of the Company’s common shares at an exercise price of $14.31 per share. The common share grants vest 50% on January 23, 2001 and 50% on January 15, 2002 and the options vested on January 23, 2001. The Board also granted certain executives 57,190 shares of the Company’s common shares and certain executives options to purchase 33,400 of the Company’s common shares, at an exercise price of $14.31 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 23, 2001.

As part of an annual incentive award program, on December 16, 1999, the Board granted certain executives 32,668 shares of the Company’s common shares, and options to purchase 363,891 of the Company’s common shares at an exercise price of $13.19 per share. The common share grants vest 50% on January 15, 2000 and 50% on January 15, 2001 and the options vested on January 15, 2000. The Board also granted certain executives 25,380 shares of the Company’s common shares and certain executives and employees options to purchase 364,200 of the Company’s common shares, at an exercise price of $13.19 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 2000.

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

The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 5.22%, 6.77% and 6.47%; expected dividend yield of 9.43%, 8.85% and 10.0%; volatility factor of the expected market price common shares of 0.294, 0.307 and 0.307; and a weighted-average expected life of the options of seven years for 2001, 2000 and 1999. The unaudited pro-forma expense would be $175 ($0.01 per basic and diluted common share), $1,153 ($0.07 per basic and diluted common share) and $1,655 ($0.11 per basic and diluted common share) for the years ended December 31, 2001, 2000 and, 1999, respectively. The effects on unaudited pro-forma net income and pro-forma earnings per common share for the years ended December 31, 2001, 2000 and 1999 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company’s management, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the Plan.

In February 2002, the Company’s Compensation Committee approved 2001 bonuses and 2002 stay bonuses totaling $425 for certain members of the Company’s senior management. None of the participants in the bonus program is a Trustee of the Company. One-half of the bonus pool was designated as bonuses for 2001 and the other one-half as stay bonuses that vest in two increments, two-thirds on April 1, 2002 and one-third on June 1, 2002. Any vested or earned amounts are payable at the option of the Company at any time on or before August 8, 2002 in (i) cash, or (ii) restricted shares of the Company under the Plan, having an equivalent value based on the average of the high and low trading price of the common shares on the day before notification of such election is given to the relevant employee. In addition, the participants can elect to receive any vested or earned bonus amounts in restricted shares.

The following is a summary of the Company’s share option activity, and related information for the years ended December 31, 2001, 2000 and 1999:

                                                                Weighted
                                                   Shares        Average
                                                 Subject to     Exercise
                                                   Option    Price Per Share
                                               ------------------------------

Balance at January 1, 1999..................     1,965,389        $17.54
Additional options granted..................       855,591         13.60
Options exercised...........................          (100)        14.00
Options canceled............................       (63,167)        18.43
                                               ------------------------------
Balance at December 31, 1999................     2,757,713         16.30
Additional options granted..................         7,500         15.13
Options canceled............................      (201,850)        15.73
                                               ------------------------------
Balance at December 31, 2000................     2,563,363         16.35
Additional options granted..................        33,400         14.31
Options exercised...........................        (1,625)        13.88
Options canceled or repurchased.............      (305,272)        15.89
                                               ------------------------------
Balance at December 31, 2001................     2,289,866        $16.38
                                              ==============================

At December 31, 2001, options with respect to 2,038,503 common shares were exercisable with exercise prices ranging from $13.19 to $21.00 per share and a weighted average exercise price of $16.71 per share. The remaining weighted-average contractual life of these options was 6.62 years. The weighted-average grant date fair value of all options granted during the years ended December 31, 2001, 2000 and 1999 was $1.39, $2.01 and $1.45, respectively.

10. Related Party Transactions

For the year beginning January 1, 2001, the Services Company elected to be treated as a Taxable REIT Subsidiary (as defined in the Code). On January 1, 2001 the Company acquired all of the outstanding common stock of the Services Company previously owned by the Company’s Chairman of the Board and its Chief Executive Officer and had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership. Effective January, 2001, the Company consolidates the operations of the Services Company.

Prior to January 1, 2001, the Company owned 100% of the nonvoting preferred stock of the Services Company which had an initial carrying value of $425 and the Company provided a loan in the amount of $4,800 (included in other assets at December 31, 2000) to the Services Company (unpaid interest expense was included in the line-of-credit balance described below), with interest at 11% per annum, payable quarterly and principal due November 2007.

On January 1, 1998, the Company provided the Services Company a $5,000 line-of-credit, with interest at LIBOR plus 3%, principal and interest payable monthly from available cash flow, as defined, which is due on January 1, 2004. The line is collateralized by the Services Company’s third party receivables and is subject to various covenants. As of December 31, 2000, the line-of-credit balance was $4,728, and was included in other assets.

The Company’s net deficit investment in the Services Company at December 31, 2000 was $5,008, and was included in other assets. During the years ended December 31, 2000 and 1999, the Company recorded net losses related to the Services Company of $1,238 and $3,234, respectively, representing its share of the Services Company’s loss from operations of $1,303 and $3,865, respectively, net of interest income of $942 and $631, respectively, related to the previously described loans. In December 1999, the Services Company wrote-off approximately $4,970 in goodwill and related capitalized costs associated with its initial acquisition of a management and construction company. The Company’s share of this write-down, net of the tax benefit at the service subsidiary level, was $2,833 and was included in its share of the Services Company loss for 1999 described above.

The Company also paid general and administrative expenses (primarily rent, salaries and benefits) of $645 and $505 on behalf of the Services Company for the years ended December 31, 2000 and 1999, respectively.

During the years ended December 31, 2000 and 1999, the Services Company provided the Company with development, acquisition due diligence, construction, construction management, leasing and property management services, which are summarized as follows:

                                                        2000       1999
                                                    ------------------------
Development, construction and
  construction management.......................   $    4,094   $  14,740
Acquisition due diligence.......................            -         287
Leasing.........................................        1,806       1,985
Property management.............................          458         265

The Company has lease agreements with minority interest holders and certain affiliates, from which it recognized rental revenue of $233 and $1,014 for the years ended December 31, 2000 and 1999, respectively, and tenant reimbursements revenue of $81, $205 and $671 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000 and 1999 the Company provided $2,015 and $181, respectively, to one of the minority interest holders, and certain affiliates for tenant improvements. During 2000, the Company also paid $170 of lease commissions to a minority interest holder.

The Company recognized rental revenue of $1,000 from a nonaffiliated former minority interest holder (no longer an investor as of September 20, 2000) during both 2000 and 1999. This lease was terminated in 2000.

During 1999, the Operating Partnership acquired various office and industrial properties from minority interest holders for a total purchase price of $366,200 and assumed mortgage notes payable of $70,092 (see Note 12 for a listing of the properties). In addition, the Operating Partnership also acquired 29.6 acres of land in 2000 and 40.5 acres of land in 1999 from Stephen J. Nardi, a Company Trustee, for a total purchase price of $3,843 paid in limited partner common units and $5,430, paid in $5,289 of limited partner common units and $140 in cash, respectively. On March 7, 2002, the Operating Partnership acquired 24.9 acres of land from Mr. Nardi for a total purchase price of $3,254 paid in 344,331 limited partner common units.

The Company has a receivable of $441 due from PGI (included in other assets), relating to PGI’s indemnification to the Company for costs of environmental remediation.

10. Related Party Transactions (continued)

The Company has advances of $128 to employees and independent contractors to be repaid from the payment of future commissions of which $69, relating to an independent contractor who left the Company in January 2002, was reserved for in the allowance for bad debts as of December 31, 2001.

During 2000, the Company recognized $2,000 of lease commissions revenue (included in other revenue) from a consolidated real estate joint venture, representing the portion of the total lease commissions earned for which the other partner’s minority interest in the joint venture is at risk.

During 2000, prior to consolidating the operations of 180 North LaSalle Street effective August 1, 2000, the Company recognized $958 of lease commissions revenue net of commissions expense (included in other revenue) for lease commissions earned related to 180 North LaSalle Street.

Average balances of amounts due from affiliates (loans receivable from Services Company) for the years ended December 31, 2000 and 1999, were $8,686 and $5,738, respectively.

The Company recognized property management fee income (included in other revenue) from an unconsolidated real estate joint venture in the amounts of $507, $481 and $117 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has a consulting agreement with Stephen J. Nardi, a Company Trustee. The consulting agreement is automatically extended for one-year terms unless the Company or Mr. Nardi terminates it in writing. The consulting agreement requires Mr. Nardi to devote substantially all of his time and energy to performing consulting services on the Company’s behalf. In addition to an initial base consulting fee of $220 per annum in 2001 ($200 per annum in 2000 and 1999), Mr. Nardi is entitled to receive additional incentive compensation in an amount up to 100% of his base fee based on achievement of the Company’s goals and objectives as are established by the Company’s Board of Trustees or its Compensation Committee. In 2000, Mr. Nardi earned $100 in cash and 4,891 restricted common shares (which were granted in 2001 for performance in 2000) as incentive compensation. The consulting agreement contains non-compete provisions which are applicable for two years following the (i) expiration of the consulting agreement or (ii) termination of the consulting agreement by Mr. Nardi or by the Company as a result of a breach of the agreement by Mr. Nardi or certain acts of misconduct by Mr. Nardi.

At December 31, 2001 and 2000, respectively, the Company had a receivable of $125 and $26 from affiliates of Mr. Nardi, representing rent receivable due under a lease agreement the affiliates had with the Company, net of amounts due the affiliates and Board member for lease commissions, expense reimbursements and consulting compensation.

Governor James R. Thompson, a Company Trustee, is the Chairman of a law firm which has provided legal services to the Company during 2001, 2000 and 1999. The law firm earned fees of $2,814, $1,847 and $2,281 for legal services provided to the Company in 2001, 2000 and 1999, respectively.

The Company owns a 10% common ownership interest in a joint venture that owns and office property under development in Libertyville, Illinois. Under the terms of a $9,300 construction loan collateralized by the property ($4,271 outstanding at December 31, 2001), the Company has provided a full guaranty on this loan.

During 2001, the Company elected not to use the proceeds from a property sale to acquire a replacement property but rather elected to use the proceeds for general corporate purposes. A portion of the gain on the sale of the property was covered by tax indemnity agreements with two partners in the Company’s Operating Partnership. As a result, for the year ended December 31, 2001, the Company recorded a $1,191 tax indemnification loss representing its liability to the partners for tax indemnity payments under these agreements. PGI leases 22,620 square feet of space at 77 W. Wacker Drive, Chicago, Illinois, an office building owned by one of the company’s unconsolidated real estate joint ventures. PGI paid rent and operating expense escalations to the joint venture totaling $822, $791 and $776 for the years ended December 31, 2001, 2000 and 1999, respectively. PGI’s lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice.

During 2001 and 2000, the Company incurred rent expense of $209 and $202, respectively, under the terms of a month-to-month sublease with PGI.

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

11. Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” and SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments” require disclosure of the fair value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

Mortgage Notes Payable and Bonds Payable

The carrying amount of the Company’s variable and fixed rate debt (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

At December 31, 2001, the fair value of the Company’s interest rate protection agreements is a net liability of $6,023.

12. Commitments and Contingencies

The Company is a defendant in legal actions arising in the normal course of business. The Company believes that the ultimate outcome of those actions will not materially affect its consolidated financial position.

All of the Company’s properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The Company is aware of contamination at certain of its industrial properties which are already in remediation programs sponsored by the state in which they are located. The Phase I assessments estimate that remedial action plans will have a probable cost of approximately $3,205. During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. During 1997, a liability of $3,205 was recorded (included in other liabilities at December 31, 2001 and 2000). PGI has contractually agreed to indemnify the Company for any environmental liabilities the Company may incur in connection with its Chicago, Hammond, and East Chicago Enterprise industrial parks. On February 20, 1998, PGI reached an agreement with the former tenant and received a $1,822 settlement payment. The Company is also aware of contamination at two other properties. At one of the properties, the tenant has provided the Company with an indemnity for all the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner has placed in an escrow account $760 (the maximum cost the previous owner has agreed to pay), which is being used in the clean up of the property.

In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), the Company granted the DOA a right of entry for environmental assessment and response in connection with its property known as the Atrium at 280 Shuman Boulevard in Naperville, Illinois (the “Atrium”). The DOA informed the Company that the property was located north of a former Nike Missile Base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently the Company’s understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium, and (iii) the DOA has not yet identified the source of the TCE in the groundwater. The Company’s environmental consultants have advised it that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, the Company does not anticipate any material liability to it because of this TCE contamination.

The Company has contracts to acquire 30.3 acres of land for approximately $2,510. These acres must be purchased at the Company’s discretion by June 2003. The Company is required to make periodic installment payments, of which $596 was paid in 2001 (amount included in property development).

The Company has contractual obligations under capital leases of $1,052 payable over the next five years.

During 1999, the Company sold ten properties in a single transaction resulting in a deferred gain of $3,570. As a condition of the sale, the Company agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. The Company’s remaining nominal gross lease obligation at December 31, 2001 is approximately $13,757. During 2001, the Company released one of the properties and revised its leasing assumptions related to the second property. At December 31, 2001, the Company has a net liability of approximately $3,948 in liabilities for leases assumed, representing its estimate of the net liability anticipated related to this obligation. Correspondingly, the remaining deferred gain has been reduced to zero and the Company has recorded a loss on the sale of real estate of $2,553 in 2001.

The Company has provided a guarantee related to an interest rate protection agreement described in Note 3. Additionally, this agreement has a notional amount of $155,200 and requires cash escrow deposits to the extent that the instrument’s valuation decreases more than $500, based upon declines in certain forward rates.

12. Commitments and Contingencies (continued)

During 1999, the Company granted to unrelated parties permanent easements to space within an office property and to industrial land for total fees of $2,600, which have been included in other property revenues in 1999 (see “Revenue Recognition” in Note 1). The Company believes that the easements do not decrease the value of the properties.

The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of the Company’s executive officers which contributed properties to the Company during the Company’s initial public offering (“IBD Contributors”) pursuant to which the Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of a such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the IBD Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 70% for the taxable year ending on December 31, 2001, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. The Company estimates its maximum possible exposure under this indemnity at December 31, 2001 is $8,985.

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

The Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with one of the Company’s Board members who contributed properties to the Company during the Company’s initial public offering (“NAC Contributors”), pursuant to which the Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a “grossed up” basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. On August 8, 2000, the NAC Contributors converted 927,100 general partner common units of the Operating Partnership into 927,100 limited partner common units. These limited partner common units are exchangeable for common shares on a one-for-one basis, or, at the Company’s option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the conversion, the tax indemnification agreement with the affiliates was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from the Company’s initial public offering. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 70% for the taxable year ending on December 31, 2001, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. The Company estimates its maximum possible exposure under this indemnity at December 31, 2001 is $15,816.

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

In May 2001, the Company sold 43-47 Hintz Road, a property covered by the tax indemnities with the IBD Contributors and the NAC Contributors, and deposited the proceeds into a tax deferred exchange trust. In November 2001, the Company elected not to use the proceeds to acquire a replacement property, thereby triggering the tax gain on the sale. As a result, the Company has accrued indemnity payments of $1,177 and $14 due the IBD Contributors and NAC Contributors, respectively.

On December 12, 1997, the Company purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (the Company currently receives all of the economic benefits from the property and has consolidated the operations). As part of this transaction, the Company agreed to indemnify the two limited partners (the “Principals”) of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by the Company with respect to the property or the mortgage note (a “Tax Event”). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, the Company is required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a “gross up” amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event “should” not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a “reasonable basis” for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a “reasonable basis” opinion is received regarding an Indemnification Event and if the equity market capitalization of the Company is less than $400,000 (but more than $200,000), the Company is required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and the equity market capitalization of the Company falls below $200,000 for more than 30 consecutive trading days, (ii) or immediately after the Company sells or otherwise disposes of the lesser of $100,000 or 33% of its gross assets within a twelve month period (“a Trigger Disposition”), the Company desires to cause an Indemnification Event and the equity market capitalization of the Company is less than $200,000, then the Company will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and the equity market capitalization of the Company falls below $200,000, the Principals may acquire the general partnership interest in the limited partnership which owns the property for $1,000 and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. The Company estimates its maximum possible exposure at December 31, 2001 is $57,150.

After the Company’s public announcement on August 28, 2001 of the proposed acquisition of the Company by Cadim inc., an affiliate of CDP Capital and the Prime Group, Inc., an affiliate of Michael W. Reschke, the Chairman of the Board of the Company, five purported class action lawsuits were filed against the Company and its trustees, three in the Circuit Court for Baltimore City, Maryland, one in the Circuit Court for Montgomery County, Maryland and one in the Circuit Court of Cook County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are The Prime Group, Inc., Cadim, Inc. and CDP Capital. The purported plaintiff classes consisted of shareholders of the Company. The actions alleged, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim in October 2001, would under compensate the Company’s shareholders for their common shares and that certain members of the Company’s board of trustees breached their fiduciary duties by allegedly engaging in a scheme to acquire the Company’s outstanding common shares at an inadequate purchase price. The plaintiffs in these lawsuits sought, among other things, certification of their classes, injunctive relief against the completion of the proposed acquisition and attorneys’ fees and costs. Following the October 2001 withdrawal of the proposal by Cadim inc., the Company and the other parties to these lawsuits agreed to halt further proceedings until the possibility of a similar transaction is definitively foreclosed. Three of these lawsuits have been subsequently voluntarily dismissed by the parties to these lawsuits and the other two lawsuits are in the process of being voluntarily dismissed.

13. Property Acquisitions and Dispositions

The following properties were acquired, placed in service or sold in 2001, 2000 and 1999. The results of their operations are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

                                                        Sales Price/      Month
                                                           Acquisition     Acquired/
               Property                     Location           Cost          Sold
----------------------------------------------------------------------------------------
2001 Acquisitions
------------------
Office and Industrial Properties:
  200 South Mitchell Court               Addison, IL       $    6,100       August
                                                          ===============

Land:
  Aurora Land (1)                        Aurora, IL        $    2,600        March
                                                          ===============
2001 Sales
Office and Industrial:
  2675 N. Mayfair (2)                    Wauwatosa, WI     $    8,800        April
  6700 Touhy (3)                         Niles, IL              5,700        March
  43-47 Hintz Road (4)                   Wheeling, IL          11,700         May
                                                          ---------------
Total office and industrial sold                            $  26,200
                                                          ===============
Land:
  Jorie Plaza (5)                        Oak Brook, IL     $    1,600        March
                                                          ===============

2000 Acquisitions
-----------------
Office and Industrial Properties:
  Enterprise Center II                   Westchester, IL   $    9,200       January
  7100 Madison                           Willowbrook, IL        5,400        April
  6700 Touhy Avenue
                                         Niles, IL              5,000        March
  555 Kirk Road                          St. Charles, IL        2,600        April
  1543 Abbott Drive                      Wheeling, IL           1,400        April
                                                          ---------------
Total office and industrial acquired                        $  23,600
                                                          ===============

Land:
  Libertyville Office II Land            Libertyville, IL  $    1,200       January
  Carol Stream Land (6)                  Carol Stream, IL       3,800        March
  Aurora Land (1)                        Aurora, IL               500        June
  Libertyville Industrial Land           Libertyville, IL         500       November
                                                          ---------------
Total land acquired                                        $    6,000
                                                          ===============
2000 Developments placed in service
Office and Industrial:
  Pine Meadows Center - Bldg. C          Libertyville, IL  $    2,200         May
  2000 USG Drive                         Libertyville, IL       9,300        April
  1455 Sequoia Drive                     Aurora, IL             9,400       August
                                                          ---------------
Total developments placed in service                        $  20,900
                                                          ===============

13.  Property Acquisitions and Dispositions (continued)

                                                           Sales Price/      Month
                                                           Acquisition     Acquired/
               Property                     Location           Cost          Sold
               --------                     --------           ----          ----
2000 Sales
Office and Industrial Properties:
  201 4th Avenue North (7)               Nashville, TN                       April
  625 Gay Street (7)                     Knoxville, TN                       April
  4823 Old Kingston Pike (7)             Knoxville, TN                       April
  398 Unit Parking Facility (7)          Knoxville, TN                       April
                                                          ---------------
                                                            $  20,200

  2160 McGaw Road (8)                    Obetz, OH                           June
  4849 Groveport Road (8)                Obetz, OH                           June
  2400 McGaw Road (8)                    Obetz, OH                           June
  5160 Blazer Memorial Parkway (8)       Dublin, OH                          June
  4411 Marketing Place (8)               Columbus, OH                        June
  600 London Road (8)                    Delaware, OH                        June
                                                          ---------------
                                                               16,800

  122 South Michigan Avenue (9)          Chicago, IL           29,900       August
  33 North Dearborn                      Chicago, IL           35,200      September
  320 Fullerton Avenue                   Carol Stream, IL      13,000      September
  2000 USG Drive                         Libertyville, IL      11,200      September
  475 Superior Avenue                    Munster, IN           12,600      September
  4100 Madison                           Hillside, IL             900      December
                                                          ---------------
Total office and industrial sold                             $139,800
                                                          ===============

Land:
  Carol Stream Land(6)                   Carol Stream, IL  $    7,400        March
  475 Superior Avenue Land               Munster, IN              800        June
  Pine Meadows Center - Bldg. E (10)     Libertyville, IL       1,200      December
  300 West Monroe Street and
    25 and   77 South Wacker
    Drive Land (11)                      Chicago, IL           50,000      December
                                                          ---------------
Total land sold                                             $  59,400
                                                          ===============

Retail Center:
  371-385 Gary Avenue                    Carol Stream, IL  $    1,100        March
                                                          ===============

13.  Property Acquisitions and Dispositions (continued)

                                                           Sales Price/      Month
                                                           Acquisition     Acquired/
               Property                     Location           Cost          Sold
----------------------------------------------------------------------------------------
1999 Acquisitions
-----------------
Office and Industrial Properties:
  33 West Monroe                         Chicago, IL         $101,300       January
  National City Center                   Cleveland, OH        105,000      February
  800-810 Jorie Blvd                     Oak Brook, IL         30,000       August
  901 Technology Way (6)                 Libertyville, IL       4,100       January
  300 Craig Place (6)                    Hillside, IL           8,600        July
  43-47 Hintz Road                       Wheeling, IL           9,700      September
  IBM Plaza                              Chicago, IL          248,500      December
  Brush Hill Office Court                Westmont, IL          12,900      December
                                                          ---------------
Total office and industrial properties                       $520,100
  acquired                                                ===============

Land:
  Carol Stream Land(6)                   Carol Stream, IL  $    5,430   April, December
  Aurora Land (1)                        Aurora, IL             2,060   July, November
  300 West Monroe Street and
    25 & 77 South Wacker             Chicago, IL           55,912        July
    Drive (11)
                                                          ---------------
Total land acquired                                         $  63,402
                                                          ===============

1999 Developments placed in service
Office:
  Pine Meadows Center-Bldgs. A,B and D   Libertyville, IL   $  23,659      October,
                                                                           December
Industrial:
  320 Fullerton Avenue                   Carol Stream, IL      10,057      December
                                                          ---------------
Total developments placed in service                        $  33,716
                                                          ===============

1999 Sales
941-961 Weigel Drive (12)                Elmhurst, IL
300 Craig Place (12)                     Hillside, IL
306-310 Era Drive (12)                   Northbrook, IL
515 Huehl Road/500 Lindberg Road (12)    Northbrook, IL
555 Huehl Road (12)                      Northbrook, IL
1301 Ridgeview Drive (12)                McHenry, IL
3818 Grandville/1200 Northwestern (12)   Gurnee, IL
801 Technology Way (12)                  Libertyville, IL
901 Technology Way (12)                  Libertyville, IL
1001 Technology Way (12)                 Libertyville, IL
                                                          ---------------
                                                            $  89,500        July
455 Academy Drive                        Northbrook, IL         4,500      December
                                                          ---------------
                                                            $  94,000
                                                          ===============

Land:
  180 Kehoe Blvd.                        Carol Stream, IL  $    1,000        July
                                                          ===============

50% of Common Interest:
  77 W. Wacker Drive (13)                Chicago, IL        $  88,000      September
                                                          ===============

Portion of an Office Property:
  122 S. Michigan Ave. (9)               Chicago, IL        $  14,950        April
                                                          ===============

13.    Property Acquisitions and Dispositions (continued)

(1)  The Company has contracts that require it to purchase 30.3 additional acres by June 2003. Certain minimum installment  payments are required;  however, the timing of purchases is at the Company's discretion.
(2)  The Company's sale of this property  resulted in a gain of $306.  $8,000 of the  proceeds  from  this  transaction  were  deposited  into an  escrow as additional  collateral  for the letters of credit that  enhance  $48,150 of industrial revenue bonds.
(3)  The  Company's  sale of this  property  resulted  in a gain  of  $512.  The proceeds of this sale were deposited into a tax deferred exchange trust and used to acquire 200 South Mitchell Court.
(4)  The  Company's  sale of this  property  resulted  in a gain of $1,622.  The proceeds of this sale were initially deposited into a tax deferred exchange trust. In November,  2001, the Company elected not to use these proceeds to acquire a replacement property but rather elected to use these proceeds for general  corporate  purposes.  A portion of the gain on this  property  was covered by tax  indemnity  agreements  with two  partners in the  Operating
     Partnership.  As a result,  the Company  will be liable to the partners for approximately $1,191 of tax indemnity payments under these agreements.
(5)  The  Company's  sale of this  parcel of land  adjacent to one of its office properties resulted in a gain of $405.
(6)  These parcels were acquired  from a limited  partner  common unit holder of the Operating Partnership.
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
(9)  On April 19,  1999,  the Company  sold  approximately  161,710 net rentable
     square  feet  of  its  122  South  Michigan   Avenue  office   building  to
     National-Louis  University (NLU), resulting in a gain of $3,828. As part of this sale,  NLU has also acquired an undivided  31.56%  interest in certain common areas of the  property.  The Company  continued to own the remaining
     350,659 net rentable  square feet of the building and was  responsible  for the  management of the entire  property.  On August 21, 2000, the remaining portion  of the  building  was sold,  resulting  in an  additional  gain of
     $2,433.
(10) The  Company  formed  a  joint  venture  with  Multi-Employers  Development
     Partnership,   L.P.  to  develop  the  remaining  two,  three-story  office buildings at the Company's Pine Meadows  Corporate  Center in Libertyville,
     Illinois. The two buildings to be constructed will contain 202,000 rentable square feet.  The Company has a 10% interest in the joint venture and, upon completion of the buildings,  will receive  ongoing  management  fees and a proportionate  share of the earnings of the joint venture.  On December 21,
     2000, the Company  contributed  one of the two parcels of land. In exchange for this  contribution,  the Company received an initial capital account of
     $238,  resulting in a gain of $412. The Company has provided a guarantee to the joint venture for hard construction cost overruns,  if any. The Company is  recording  its  investment  in the new joint  venture  using the equity method of  accounting.  On January 8, 2002,  the Company  received  written notice from its joint venture partner,  in accordance with the terms of the joint venture agreement, of its intent not to fund its capital contribution necessary to develop a second building.
(11) On December 22, 2000, the Company contributed these parcels of land and two related  mortgage  notes  totaling  $28,000 to a newly formed joint venture with an affiliate of Pritzker Realty Group, L.P. ("Pritzker").  In exchange for the Company's  contribution,  the Company  received an initial  capital account of $21,007. The value of the Company's interest in the venture also included an  additional  ascribed  value of $13,014  relating to Pritzker's commitment  to cause it and its  affiliates  to enter  into  leases  in the development for at least 300,000 square feet once the proposed  building is constructed. As a result of this contribution,  the Company recorded a loss of $7,719 in 2000  representing  the difference  between the Company's book value at the date of  contribution,  net of the  $28,000  of debt,  and the total value of its interest in the joint venture. The joint venture intends to construct an  approximately  1.2 million square foot office  building on the site.  The Company  recorded its  investment in the joint venture using the equity method of accounting.  On January 16, 2002, the Company assigned its interest in the joint venture to its joint venture  partner for $22,937 and repaid the $16,500 it borrowed from the joint venture  partner in 2001.
     The Company has an option until June 28, 2002 to repurchase its interest in the joint venture for $22,937, plus a 10% compounded return. As a result of assessing the effect of the impending  assignment of the Company's interest in the joint venture,  the Company  recorded a $15,088  provision for asset impairment during 2001.
(12) These properties were sold in a single transaction  resulting in a deferred gain of $3,570.  As a condition of the sale,  the Company  agreed to assume responsibility  for  releasing two of the  properties  for a period of five years after the  expiration  in 2000 and 2001 of the then  existing  tenant leases. The Company's  remaining nominal gross lease obligation at December
     31, 2001 is approximately $13,757. During 2001, the Company released one of the  properties and revised its leasing  assumptions  related to the second property.  At  December  31,  2001,  the  Company  has a net  liability  of approximately  $3,948 in liabilities for leases assumed,  representing  its estimate  of the net  liability  anticipated  related  to this  obligation.
     Correspondingly, the remaining deferred gains have been reduced to zero and the  Company  has  recorded a loss on the sale of real  estate of $2,553 in
     2001.
(13) On September 30, 1999, the Company sold a 50% common interest and a $66,000 preferred  interest in the 77 West Wacker Drive office building for $22,000 resulting  in a gain of $48,339.  The  remaining  50% common  interest  was contributed  to 77 West Wacker Drive,  LLC ("77 LLC") in exchange for a 50%
     common ownership  interest,  which is accounted for using the equity method of  accounting.  At  December  31,  2001,  2000  and  1999,  the  Company's
     investment in 77 LLC was a deficit of $5,260, $530 and $1,019, (included in investments in unconsolidated entities) respectively, consisting of $1,484,
     $489 and $256  representing its share of 77 LLC's  operations  (included in other revenue) net of $1,535 and $1,275 of  distributions  received from 77
     LLC for the period  ended  December 31, 2001 and 1999,  respectively.  Also included in the investment in 77 LLC is $4,679  representing  the Company's share of amortization of the other comprehensive loss in 2001. In addition, the joint venture owed the Company $545 and $1,390 at December 31, 2001 and
     2000,  respectively and the Company owed the joint venture $719 at December
     31, 1999  (included in other  receivables).  At December 31, 2001 and 2000, the debt  obligations  of the joint  venture were  $162,000  and  $166,000, respectively.

On December 16, 1997, the Company acquired for approximately $51,163 in cash and $5,100 in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street. During 2000 and 1999, the Company made additional advances of $10,908 and $17,146, respectively, which were used to fund the redevelopment of the building and pay various operating expenses. The note provides for interest at an accrual rate of 9.64% per annum, and a minimum pay rate at the lower of 8.25% per annum, or $2,400 annually, as defined, payable monthly. During 2000 and 1999, the Company received interest income payments of $3,009 and $4,728, respectively. During the years ended December 31, 2000 and 1999, $1,855 and $1,995, respectively, of interest income was added to the principal balance.

13. Property Acquisitions and Dispositions (continued)

Included in the purchase of the first mortgage was a non-refundable option to acquire the existing $85,000 second mortgage on the 180 North LaSalle Street property for $4,400 in common units of the Operating Partnership. Under the terms of the option, the Company was required to issue Operating Partnership common units on a monthly basis to the then current holder of the second mortgage valued at the lower of $20.00 per unit or the Company’s common share price at the date issued (5,000 common units per month if the Company’s common share Company received an initial capital account of $21,007. The value of the Company’s market value was equal to or greater than $20.00 per share; or $100 in common units per month if the Company’s common share market value was below $20.00 per share); 41,898 and 80,442 common units were issued under the option during the years ended December 31, 2000 and 1999, respectively. In 2000 and 1999, the holder of such common units redeemed 90,460 and 53,611 common units, respectively, for common shares of the Company on a one-for one basis. At December 31, 1999, $2,500 was included in other assets related to the option. On August 1, 2000, the Company acquired the second mortgage which had an outstanding principal balance of $90,625 under the terms of the option for $1,300 of cash. On this date, the Company also redeemed and canceled $700 of common units (45,287 common units), which were previously issued pursuant to the option. The Company will receive all of the economic benefits from its interest in the property and therefore, has consolidated the operations of the property effective August 1, 2000. The Company also has an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2,000.

During 1999, the Company provided construction management services to the 180 North LaSalle Street property of $585, to the property, which have been added to the principal balance. The Services Company provides property management and leasing services for the property pursuant to a 10-year management and leasing contract.

The Company owns a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona, that opened in late 1999. The Company is accounting for its investment using the equity method of accounting. The Company’s interest is included in investments in unconsolidated real estate joint ventures ($1,856 and $3,799 at December 31, 2001 and 2000, respectively).

14. Unaudited Pro Forma Condensed Consolidated Statements of Income

The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income are presented as if, at January 1, 1999, the Operating Partnership acquired and sold various office and industrial properties from and to various third parties (see Note 11). In the Company’s management’s opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

The unaudited Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor do they purport to represent the Company’s future results of operations.

              PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                    Year ended December 31,
                                                        2001       2000
                                                    ------------------------

Total revenue...................................    $  219,554  $  214,354
                                                    ========================
Net income......................................    $  (4,303)  $   10,544
                                                    ========================
Net income available to common shareholders.....    $ (16,453)  $    1,603
                                                    ========================
Earnings per diluted common shares................. $   (1.05)  $    (0.10)
                                                    ========================
15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers manage its operating segments separately because each operating segment represents a strategic business unit that has different issues and serve different markets. The Company’s reportable operating segments include its office division and industrial division, with properties principally located in the Chicago metropolitan area. The Company evaluates its office and industrial divisions operations principally on their contribution to overall net income and funds from operations.

15.Segment Reporting (continued)

The following summarizes the Company’s historical segment operating results for the years ended December 31, 2001, 2000 and 1999:

                                                 Year Ended December 31, 2001
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
Revenue:
  Rental...............................     118,368     11,466           -    129,834
  Tenant reimbursements................      65,043      5,282           -     70,325
  Other property revenues..............       6,975        598           -      7,573
  Mortgage note interest...............           -          -           -          -
  Revenues from taxable REIT subsidiary           -          -       7,219      7,219
  Interest income and other............         794          2       3,791      4,587
                                         -----------------------------------------------
Total revenue..........................     191,180     17,348      11,010    219,538
Expenses:
  Property operations..................      50,807      4,717           -     55,524
  Real estate taxes....................      38,244      3,284           -     41,528
  Depreciation and amortization........      33,076      6,398       2,343     41,817
  Interest.............................      46,832      3,759       1,260     51,851
  General and administrative...........           -          -       9,085      9,085
  Provision for asset impairment.......       6,074        325      15,438     21,837
  Strategic alternative costs..........           -          -       3,289      3,289
  Loss on tax indemnification..........           -          -       1,191      1,191
  Expenses from taxable REIT subsidiary           -          -       6,898      6,898
                                         -----------------------------------------------
Total expenses.........................     175,033     18,483      39,504    233,020
                                         -----------------------------------------------
Income  before  gain  (loss)  on  sales
  of  real  estate,  minority  interests,
  extraordinary items and cumulative
  effect of change in accounting
  principle............................      16,147     (1,135)    (28,494)   (13,482)
Gain (loss) on sales of real estate....         948       (656)          -        292
                                         -----------------------------------------------
Income (loss) before minority interests,
  extraordinary items and cumulative
  effect of change in accounting
  principle............................      17,095     (1,791)    (28,494)   (13,190)
FFO adjustments (1) (unaudited):
  Real estate depreciation and
    amortization.......................      30,987      6,032         270     37,289
  Straight-line rental revenue.........      (5,927)       884           -     (5,043)
  Straight-line rental revenue
    from joint venture.................        (535)         -           -       (535)
  Amortization of costs for leases
    assumed............................         767          -           -        767
  Joint venture adjustments............       3,351          -           -      3,351
  Adjustments for sales of operating
    properties.........................        (388)       501           -        113
  Adjustment for provision for asset
    impairment.........................       1,500          -           -      1,500
  Net income allocated to preferred
    shareholders.......................           -          -     (12,150)   (12,150)
                                         -----------------------------------------------
Funds from operations, excluding
  straight-line rental revenue.........      46,850      5,626     (40,374)    12,102
Straight-line rental revenue...........       5,927       (884)          -      5,043
Straight-line rental revenue from joint
  venture..............................         535          -           -        535
                                         -----------------------------------------------
Funds from operations, including
  straight-line rental
  revenue..............................$     53,312  $   4,742  $  (40,374) $  17,680
                                         ===============================================

(1)  As defined by the  National  Association  of Real Estate  Investment  Trust
     ("NAREIT"), in its October 1999 White Paper.

                                               Year Ended December 31, 2000
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
Revenue:
  Rental...............................    $119,824  $  15,938  $           $ 135,762                                                                         -
  Tenant reimbursements................      61,375      5,657           -     67,032
  Other property revenues..............       7,893        200           -      8,093
  Mortgage note interest...............       4,864          -           -      4,864
  Other................................       1,103          9       6,401      7,513
                                         -----------------------------------------------
Total revenue..........................     195,059     21,804       6,401    223,264
Expenses:
  Property operations..................      50,248      3,841           -     54,089
  Real estate taxes....................      35,828      4,538           -     40,366
  Depreciation and amortization........      29,819      6,207       1,423     37,449
                                             48,606      5,065       2,084     55,755
  Interest.............................
  General and administrative...........           -          -      10,359     10,359
  Provision for asset impairment.......           -          -       1,000      1,000
  Strategic alternative costs..........           -          -         717        717
                                         -----------------------------------------------
Total expenses.........................     164,501     19,651      15,583    199,735
                                         -----------------------------------------------
Income  before  gain  (loss)  on  sales
  of  real  estate,  minority  interests,
  extraordinary items and cumulative
  effect of change in accounting
  principle............................      30,558      2,153      (9,182)    23,529
Gain (loss) on sales of real estate....         473      3,528      (6,058)    (2,057)
                                         -----------------------------------------------
Income (loss) before minority interests,
  extraordinary items and cumulative
  effect of change in accounting
  principle............................      31,031      5,681     (15,240)    21,472
FFO adjustments (1) (unaudited):
  Real estate depreciation and
    amortization.......................      27,935      5,743         253     33,931
  Straight-line rental revenue.........      (8,501)      (857)          -     (9,358)
  Straight-line rental revenue
    from joint venture............             (751)         -           -       (751)
  Amortization of costs for leases
    assumed............................         833          -           -        833
  Joint venture adjustments............       3,291          -           -      3,291
  Adjustments for sales of operating
    properties.........................        (473)    (2,922)          -     (3,395)
  Net income allocated to preferred
    shareholders.......................           -          -     (12,147)   (12,147)
                                         -----------------------------------------------
Funds from operations, excluding
  straight-line rental revenue.........      53,365      7,645     (27,134)    33,876
                                              8,501        857           -      9,358
Straight-line rental revenue...........
Straight-line rental revenue from joint
  venture..............................         751          -           -        751
                                         -----------------------------------------------
Funds from operations, including
  straight-line rental revenue..........  $  62,617  $   8,502   $ (27,134) $  43,985
                                         ===============================================

(1)  As defined by the  National  Association  of Real Estate  Investment  Trust
     ("NAREIT"), in its October 1999 White Paper.

15.  Segment Reporting (continued)

                                                  Year Ended December 31, 1999
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
Revenue:
  Rental...............................    $107,333    $19,354  $        -   $126,687                                                                         -
  Tenant reimbursements................      44,075      6,096           -     50,171
  Other property revenues..............      10,101      1,100           -     11,201
  Mortgage note interest...............       6,926          -           -      6,926
  Other................................           8         (8)      1,569      1,569
                                         -----------------------------------------------
Total revenue..........................     168,443     26,542       1,569    196,554
Expenses:
  Property operations..................      41,243      3,203           -     44,446
  Real estate taxes....................      29,798      4,672           -     34,470
  Depreciation and amortization........      24,753      6,657       1,848     33,258
  Interest.............................      35,916      3,622       3,110     42,648
  Loss on land development.............           -          -         600        600
  General and administrative...........           -          -       7,565      7,565
                                         -----------------------------------------------
Total expenses.........................     131,710     18,154      13,123    162,987
                                         -----------------------------------------------
Income (loss) before gain on sales of
  real estate, minority interests and
   extraordinary items.................      36,733      8,388     (11,554)    33,567
Gain on sales of real estate...........      52,167        883           -     53,050
                                         -----------------------------------------------
Income (loss) before minority interests
  and extraordinary items..............      88,900      9,271     (11,554)    86,617
FFO adjustments (2) (unaudited):
  Real estate depreciation and               24,017      4,683       1,849     30,549
    amortization.......................
  Amortization of costs for leases              899          -           -        899
    assumed............................
  Straight-line rental revenue
    adjustment.........................      (2,809)      (454)          -     (3,263)
  Straight-line rental revenue
    from joint venture.................        (220)         -           -       (220)
  Adjustments for sales of operating
    properties.........................     (52,166)      (540)          -    (52,706)
  Joint venture adjustments............         875                      -        875
  Net income allocated to
    preferred shareholders.............           -          -     (12,103)   (12,103)
                                         -----------------------------------------------
Funds from operations, excluding
  straight-line rental revenue.........      59,496     12,960     (21,808)    50,648
Straight-line rental revenue...........       2,809        454           -      3,263
Straight-line rental revenue from joint
  venture..............................         220          -           -        220
                                         -----------------------------------------------
Funds from operations, including
  straight-line rental revenue.........   $  62,525    $13,414    $(21,808) $  54,131
                                         ===============================================

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
15. Segment Reporting (continued)

The following summarizes the Company’s segment assets as of December 31, 2001 and 2000, and expenditures for real estate for the years ended December 31, 2001, 2000 and 1999.

                                                   December 31
                                            -----------------------------
                                                 2001          2000
                                            -----------------------------
Segment assets:
  Office................................     $1,313,195    $1,113,828
  Industrial............................        128,146       135,646
  Corporate/operating partnership.......         81,048       189,619
                                            -----------------------------
Total consolidated assets...............     $1,522,389    $1,439,093
                                            =============================

                                                      Year ended December 31
                                                 2001          2000          1999
                                            --------------------------------------------
Expenditures for real estate:
  Office................................       $ 21,115      $ 48,129       $500,037
  Industrial............................          7,462        35,491         31,083
  Corporate/operating partnership
    (includes property under                    122,546        38,717         52,334
    development)........................
                                            --------------------------------------------
Total expenditures for real estate......       $151,123      $122,337       $583,454
                                            ============================================
16. Subsequent Events

Under the terms of the two construction loans relating to Dearborn Center totaling $290,000, the Company is required, among other things, to maintain $20,000 in unrestricted cash balances at the end of each fiscal quarter. At December 31, 2001, the Company did not have sufficient unrestricted cash balance to meet this requirement. During the first quarter of 2002, the Company obtained waivers from the respective lenders. In consideration for the waivers from the lenders, the Company agreed to deposit $2,000 into a cash collateral account over a four-month period, of which $500 was deposited at the time the waiver was obtained, and to pledge, as additional collateral under the loans, the tax increment financing assistance that it will receive from the City of Chicago with respect to Dearborn Center. The waiver covers the quarters ended December 31, 2001 and March 31, 2002. Additionally, the lenders agreed to permanently reduce the $20,000 unrestricted cash balance covenant to $17,500.

Under the terms of three mortgage loans payable totaling $81,105, the Company is required to maintain $20,000 in unrestricted cash balances at the end of each fiscal quarter. At December 31, 2001, the Company did not have sufficient unrestricted cash balances to meet this requirement. During the first quarter of 2002, the Company obtained a waiver from the lender for the quarter ended December 31, 2001. The Company does not expect to meet this requirement as of March 31, 2002 and is engaged in discussions with the lender to obtain a waiver for the fiscal quarter ended March 31, 2002.

Under the terms of a $20,000 mortgage note payable collateralized by three of the Company’s properties, and a $9,000 letter of credit facility with the same lender, the Company is required to limit the amount of distributions that can be paid to its common shareholders/unitholders to a maximum of 90% of funds from operations (as defined) for each calendar year. At December 31, 2001, the Company did not meet this requirement with respect to calendar year 2001. In March 2002, the Company obtained amendments to the mortgage loan and the letter of credit faciltity. Under the amendments, the Company obtained a waiver of the distribution covenant for calendar year 2001, and agreed, among other things, to increase a $3,500 guaranty related to a $12,500 mezzanine facility on its 33 West Monroe property with the same lender to a full guaranty of such mezzanine loan.

On January 2, 2002, the Company purchased $23,250 of tax-exempt industrial development revenue bonds and obtained replacement letters of credit having a maturity date of January 2, 2007, enhancing the remaining bonds of $24,900. The replacement letters of credit totaling $25,241 are collateralized by mortgages on the related industrial facilities and have an annual fee (paid annually) of 2.35% of the letters of credit face amounts which will be included in interest expense. The agreement with the financial institution providing the letters of credit includes a future lease value clawback provision which compares the lenders credit risk with the underlying value of the related industrial facilities. The Company is required to deposit $2,526 into a cash collateral escrow by March 31, 2002 under this provision. Any future changes in property values will result in additional deposits or releases of funds from the cash collateral escrow on a quarterly basis. In addition, the Company has guaranteed all obligations under this replacement letter of credit facility. In order to secure the obligations under the guarantee, the Company pledged the bonds purchased of $23,250 as well as certain property assets.

On January 8, 2002, the Company received from its joint venture partner in the Pine Meadows Corporate Center development in Libertyville, Illinois, written notice, in accordance with the terms of the joint venture agreement, of the joint venture partners’ intent not to fund its capital contribution necessary to develop a second building.

On January 9, 2002 the Company extended the maturity date of the $30,000 mortgage note payable secured by 100% of its ownership interest in IBM Plaza, Chicago, Illinois, until February 23, 2003 for a fee of $188. The principal balance as of December 31, 2001 was $29,400.

On January 15, 2002, the Company extended the $8,000 mortgage note payable collateralized by the land the Company owns in Aurora, Illinois until February 15, 2002 for a fee of $80. On February 5, 2002, the Company repaid $2,200 reducing the loan balance to $5,800. On February 15 2002, the Company extended the loan until March 1, 2002 for a nominal fee plus expenses of the lender. On February 28, 2002, the Company repaid $2,800 reducing the loan balance to $3,000. On March 1, 2002, the Company extended the loan until March 31, 2002 for a fee of $30 plus expenses of the lender and agreed that the interest rate would increase by 2% on each of March 16, 2002, March 23, 2002 and March 30, 2002, if the loan has not been repaid. Both principal reductions made in 2002 were generated from proceeds from the sale of vacant land in Aurora, Illinois.

On January 16, 2002, the Company assigned its interest in a joint venture to its joint venture partner for $22,937 and used a portion of the proceeds to repay the $16,500 it borrowed from the joint venture partner in 2001. The Company also received an option until June 28, 2002 to repurchase its interest in the joint venture for $22,937 plus a 10% compounded return. As a result of assessing the effect of the impending assignment of the Company’s interest in the joint venture, the Company recorded a $15,088 provision for asset impairment during 2001

On January 31, 2002, the Company paid distributions of $0.375 per Series A Preferred share and $0.5625 per Series B Preferred share to shareholders of record on January 18, 2002.

On February 5, 2002, the Company sold 19.7 acres of vacant land in Aurora, Illinois for $3,424. A portion of the proceeds from the sale have been deposited into a tax-deferred exchange trust. The Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot build to suit industrial building on this property. In connection with this sale, the Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10,350. The Services Company has contracted with a third party to acquire this property for a purchase price of $10,350. As part of the sale, the Services Company will master lease vacant space in the building for two years for a total rent of approximately $666.

On February 15, 2002, the Company extended the maturity date from May 9, 2002 to November 9, 2002 for the letters of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee, for a fee of $35.

On February 22, 2002, the Company amended the securities purchase agreement with the Series A Preferred Shareholder and agreed to pay a deferral payment, as defined, of 3.5% calculated on the outstanding Series A Preferred Shares. This payment accrues from February 8, 2002 to the date of notice of redemption and compounds quarterly beginning March 31, 2002. The deferral payment increases by 0.50% every 90 days up to a maximum rate of 5.25%.

On February 28, 2002, the Company sold 52.5 acres of vacant land in Aurora, Illinois for $6,998. Approximately 33 acres of the 52.5 acres were acquired by the Company on February 28, 2002 for a purchase price of $2,664.

On March 7, 2002, pursuant to a contract entered into as part of the Company’s initial public offering, the Operating Partnership acquired 24.9 acres of land from affiliates of Stephen J. Nardi, a Company Trustee, for a total purchase price of $3,254 paid in 344,331 limited partner common units.

                            PRIME GROUP REALTY TRUST

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            AS OF DECEMBER 31, 2001
                                            (DOLLARS IN THOUSANDS)

                                                                 Cost Capitalized
                          Encumbrances(1)    Initial Cost          Subsequent to
                                                                    Acquisition
                          -------------- --------------------------------------------
                                                                                                                                 Date of
                                                                                                                Accumulated   Acquisition(A)
                                                    Building              Building           Building           Depreciation  Contribution(c)
                          December 31,                and                   and                 and            at December 31,  Place in
                              2001          Land   Improvements   Land   Improvements Land   Improvements Total    2001(2)     Service(P)
                          ---------------------------------------------------------------------------------------------------------------
Office
620 Market St. .......... $    9,000     $      -$    7,090       $405   $   (590)   $   405 $   6,500 $  6,905  $  1,364      Nov.1997(C)
1990 Algonquin Road......      5,841        1,550     6,375          -        852      1,550     7,227     8,777     1,007     Nov.1997(A)
2010 Algonquin Road......      1,460          508     2,044          -        141        508     2,185     2,693       253     Nov.1997(A)
1699 Woodfield Road.....       8,359        1,962     7,853         16        575      1,978     8,428    10,406       952     Nov.1997(A)
2205-2255 Enterprise Drive     7,501        2,304     9,259        (62)       223      2,242     9,482    11,724     1,022     Nov.1997(A)
280 Shuman Blvd (3) .....          -        1,261     5,056          -        243      1,261     5,299     6,560       675     Nov.1997(A)
1701 Golf Road ..........     70,627       21,780    87,324        136     15,745     21,916   103,069   124,985    11,679     Dec.1997(A)
4343 Commerce Court(4)..           -        5,370    21,394        192      5,487      5,562    26,881    32,443     3,945     Nov.1997(A)
1600-1700 167th St.......      2,739        1,073     4,291         70        917      1,143     5,208     6,351       743     Nov.1997(A)
1301 E. Tower Road(4)....          -        1,005     4,020         60      1,824      1,065     5,844     6,909       476     Nov.1997(A)
3800 North Wilke Road....     18,963        5,994    23,977         23      1,183      6,017    25,160    31,177     2,657     Feb.1998(A)
208 South LaSalle Street      44,247       12,310    49,042         20      6,687     12,330    55,729    68,059     6,691     Mar.1998(A)
(5)......................
2100 Swift Drive ........      4,958        1,391     4,862          -      3,472      1,391     8,334     9,725       745     Apr.1998(A)
6400 Shafer Court .......     13,664        4,385    17,843          -        748      4,385    18,591    22,976     1,862     May 1998(A)
1700 East Golf Road......     19,668        7,258    28,628          -      4,275      7,258    32,903    40,161     3,547     June1998(A)
2000 York Road...........     11,513        3,234    12,998          -      1,820      3,234    14,818    18,052     1,640     June1998(A)
33 West Monroe Street....     67,000        5,619    95,850          1      1,042      5,620    96,892   102,512     7,168     Jan.1999(A)
National City Center  (5)     66,396       14,812    90,300         (6)     3,504     14,806    93,804   108,610     6,900     Feb.1999(A)
800-810 Jorie Blvd  (5)..     22,649        6,016    24,089       (397)       403      5,619    24,492    30,111     1,482     Aug.1999(A)
IBM Plaza................    153,200       39,726   208,898        (61)     3,987     39,665   212,885   252,550    11,543     Dec.1999(A)
Brush Hill Office Court..      8,104        2,617    10,469          -        247      2,617    10,716    13,333       583     Dec.1999(A)
Pine Meadows Center Bldg
A,B &D...............     20,136        2,155    21,505        144        272      2,299    21,777    24,076     2,949     Dec.1999(P)
Enterprise Center II.....      5,966        1,822     7,337        (38)       39       1,784     7,376     9,160       368     Jan.2000(A)
7100 Madison Avenue......      3,868        1,360     4,000          -        12       1,360     4,012     5,372       167     Apr.2000(A)
Pine Meadows Center Bldg C     1,806          376     1,232          -        486        376     1,718     2,094       209     May 2000(P)
180 N. LaSalle Street....     60,000       29,933    73,276        (74)    18,459     29,859    91,735   121,594     4,623     Aug.2000(A)
                          ---------------------------------------------------------------------------------------------------
Total Office.............    627,665      175,821   829,012        429     72,053    176,250   901,065  1,077,315   75,250
                          ---------------------------------------------------------------------------------------------------

Industrial
East Chicago Enterprise
  Center (3).............          -           27       533          1         10         28       543        571      181     Nov.1997(C)
EC I (3).................      2,900          595         -         62          -        657         -       657       134     Nov.1997(C)
EC II (3)................      5,000           18     2,360          4      2,624         22     4,984     5,006     1,457     Nov.1997(C)
EC III (3)...............      4,500           20     7,038          6        557         26     7,595     7,621     1,908     Nov. 1997(C)
EC IV (3)................      2,600           11     1,217          2        539         13     1,756     1,769       490     Nov. 1997(C)

                         PRIME GROUP REALTY TRUST

                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            AS OF DECEMBER 31, 2001
                                            (DOLLARS IN THOUSANDS)
                                                                 Cost Capitalized
                          Encumbrances(1)    Initial Cost          Subsequent to
                                                                    Acquisition
                          -------------- --------------------------------------------
                                                                                                                                 Date of
                                                                                                                Accumulated   Acquisition(A)
                                                    Building              Building           Building           Depreciation  Contribution(c)
                          December 31,                and                   and                 and            at December 31,  Place in
                              2001          Land   Improvements   Land   Improvements Land   Improvements Total    2001(2)     Service(P)
                          ---------------------------------------------------------------------------------------------------------------

Industrial (Continued)
Hammond Enterprise Center
(3)......................  $      -    $       26 $     614  $       -   $     96  $       26 $   710   $    736  $    270    Nov.1997(C)
EC V (3).................     5,000            81     2,883          -        263          81   3,146      3,227     1,154    Nov.1997(C)
EC VI (3)................     4,900           101     2,936          -      1,385         101   4,321      4,422     1,293    Nov.1997(C)
Chicago Enterprise Center         -           748       975         27         24         775     999      1,774       495    Nov.1997(C)
(3)......................
EC VII (3)...............     7,200           517     4,968         31      6,917         548  11,885     12,433     1,880    Nov.1997(C)
EC VIII (3)..............     7,000           124     2,493         27      2,409         151   4,902      5,053     2,058    Nov.1997(C)
EC IX (3) ...............     4,750           269     1,127          -        230         269   1,357      1,626       311    Nov.1997(C)
EC X (3) ................     4,300           248     2,836         27        451         275   3,287      3,562     1,078    Nov.1997(C)
Arlington Heights I (3)..         -           617     2,638          -         22         617   2,660      3,277       684    Nov.1997(C)
Arlington Heights II(3)..         -           456     2,062          -         17         456   2,079      2,535       478    Nov.1997(C)
Arlington Heights III(3).         -           452     1,938          -         14         452   1,952      2,404       448    Nov. 1997(C)
1051 N. Kirk Road(4).....         -           911     3,325          -     (1,433)        911   1,892      2,803       293    Nov.1997(A)
4211 Madison Street(4)...         -           690     2,745          -         10         690   2,755      3,445       287    Nov.1997(A)
200 E. Fullerton(4)......         -           525     2,100          -        351         525   2,451      2,976       224    Nov.1997(A)
350 Randy Road(4)........         -           267     1,063          -         83         267   1,146      1,413       123    Nov.1997(A)
4300,4248,4250 Madison            -         1,147     4,588          -        148       1,147   4,736      5,883       535    Nov.1997(A)
Street(4)................
370 Carol Lane(4)........         -           527     2,107          9         47         536   2,154      2,690       221    Nov.1997(A)
388 Carol Lane(4)........         -           332     1,329          -        150         332   1,479      1,811       146    Nov.1997(A)
342-346 Carol Lane(4)....         -           600     2,398          -         72         600   2,470      3,070       260    Nov.1997(A)
343 Carol Lane(4)........         -           350     1,398          6         66         356   1,464      1,820       159    Nov.1997(A)
11039 Gage Avenue(4).....         -           191       767          -         34         191     801        992        81    Nov.1997(A)
11045 Gage Avenue(4).....         -         1,274     5,092          -        274       1,274   5,366      6,640       553    Nov.1997(A)
1401 S. Jefferson(4).....         -           171       685          -         22         171     707        878        85    Nov.1997(A)
4160-4190 W  Madison              -           931     3,708        133        197       1,064   3,905      4,969       396    Nov.1997(A)
Street(4)................
550 Kehoe Blvd.(4).......         -           686     2,743         13         71         699   2,814      3,513       289    Nov.1997(A)

555 Kirk Road ...........     1,574           520     2,108          -          -         520   2,108      2,628        90    Apr.2000(A)
1543 Abbott Drive........       847           280     1,148          -          -         280   1,148      1,428        48    Apr.2000(A)
1455 Sequoia Drive (6)...     5,261         1,474     7,686          -        134       1,474   7,820      9,294       263    Aug.2000(P)
200 S. Mitchell               4,210         1,596     4,488          -          9       1,596   4,497      6,093        38    Aug.2001(A)

                          ---------------------------------------------------------------------------------------------------
Total Industrial.........    60,042        16,782    86,096        348     15,793      17,130 101,889    119,019    18,410
                          ---------------------------------------------------------------------------------------------------
Other Corporate Assets...         -             -       476          -      9,706           -  10,182     10,182     3,835
                          ---------------------------------------------------------------------------------------------------
Total....................   687,707       192,603   915,584        777     97,552     193,3801,013,136  1,206,516   97,495
                          ===================================================================================================

                                    PRIME GROUP REALTY TRUST
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            AS OF DECEMBER 31, 2001
                                            (DOLLARS IN THOUSANDS)

(1)  See  Note  3 to  the  Company's  consolidated  financial  statements  for a description  of its mortgage  notes  payable,  credit  facilities and bonds payable.

(2)  Depreciation is calculated on the  straight-line  method over the estimated useful lives of assets, which are as follows:

Building and improvements.................    40 years
Tenant improvements.......................    Term of related leases
Furniture and equipment...............        3-7 years

(3)  These properties cross-collateralize the letters-of-credit that support the industrial revenue bonds.

(4)  These properties cross-collateralize a $45,390 mortgage note payable.

(5)  A pledge of certain  ownership  interests in the  entities  which own these properties are collateral for a $20,000 mortgage note payable.

(6)  A pledge of 100% of the  ownership  interest in the entity  which owns this property is collateral for a $8,000 mortgage note payable.

The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $912,058 as of December 31, 2001. The Company has $232,938 in property under development at December 31, 2001, for which the basis for federal income tax purposes approximated $175,201 at December 31, 2001. The aggregate gross cost of the Company’s investment in unconsolidated real estate joint ventures, for federal income tax purposes was $126,655 at December 31, 2001.

The following table reconciles the Company’s historical cost for the years ended December 31, 2001, 2000 and 1999:

                                                    Year ended December 31
                                                 2001          2000          1999
                                            --------------------------------------------

Balance, beginning of period..............    $1,180,206    $1,151,094   $   843,031
Additions during period...................        28,763       190,810       584,561
Property reclassified as held for sale....             -       (23,714)            -
Disposals during the period...............          (953)     (137,984)     (276,498)
Property impairments recorded during period       (1,500)            -             -
                                            --------------------------------------------
Balance, close of period..................    $1,206,516    $1,180,206    $1,151,094
                                            ============================================
The following table reconciles the accumulated depreciation for the years ended December 31, 2001, 2000 and 1999.
                                                  Year ended December 31
                                                 2001          2000          1999
                                            --------------------------------------------

Balance at beginning of period............  $     61,855  $     37,977  $     24,736
Depreciation and amortization for the period      35,665        33,022        28,454
Property reclassified as held for sale....             -          (977)            -
Disposals during the period...............           (25)       (8,167)      (15,213)
                                            --------------------------------------------
Balance, close of period..................  $     97,495  $     61,855  $     37,977
                                            ============================================

                                  EXHIBIT 12.1

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

                            STATEMENTS REGARDING COMPUTATION OF RATIOS OF EARNINGS
                          TO COMBINED FIXED CHARGES AND PREFERRED SHARE DISTRIBUTIONS

                                            (DOLLARS IN THOUSANDS)

                                Prime Group Realty Trust - Historical                Predecessor
                                                                                          -
                                                                                     Historical
                             --------------------------------------------------------------------
                                                                        Period from  Period from
                                                                         November 17,    January 1,
                                                                           1997         1997
                                                                          through      through
                                       Year ended December 31           December 31,  November 16,
                             --------------------------------------------
                                2001       2000       1999       1998      1997         1997
                             ------------------------------------------------------- ------------
Earnings:
 Income (loss) before
  preferred share
  distributions and
  minority interests per
  the consolidated/combined
  financial statements.....  $ (13,482) $  23,529  $  33,567    $30,866   $1,427      $(29,050)
 Interest expense..........     51,851     55,755     42,648     30,901    1,680        34,417
 Amortization of debt
  issuance costs...........      4,000      3,012      2,424      1,230      140           630
                             ------------------------------------------------------- ------------
Earnings...................  $   42,369 $  82,296  $  78,639    $62,997   $3,247     $   5,997
                             ======================================================= ============
Fixed Charges:
 Interest expense..........  $  51,851  $  55,755  $  42,648    $30,901   $1,680      $ 34,417
 Capitalization of interest
  expense..................     23,874     14,232      7,986      2,498        -             -
 Amortization of debt
  issuance costs...........      4,000      3,012      2,424      1,230      140           630
  Preferred share
  distributions............     12,150     12,147     12,103      7,971      345             -
                             ------------------------------------------------------- ------------
Total fixed charges........  $  91,875  $  85,146    $65,161    $42,600   $2,165      $ 35,047
                             ======================================================= ============
 Ratio of earnings to
  combined fixed charges
  and preferred share
  distributions...........           -          -       1.21       1.48     1.50            -
                             ======================================================= ============
 Excess (deficit) of
  earnings to combined
  fixed charges and
  preferred share
  distributions..........    $  (49,506)$  (2,850) $  13,478    $20,397   $1,082      $(29,050)
                             ======================================================= ============
Funds from Operations:
 Funds from operations (1).  $   17,680 $  43,985  $  54,131    $47,996   $3,439      $(14,461)
 Interest expense..........      51,851    55,755     42,648     30,901    1,680        34,417
 Amortization of debt
  issuance costs...........       4,000     3,012      2,424      1,230      140           630
 Preferred share
  distributions............      12,150    12,147     12,103      7,971      345             -
                             ------------------------------------------------------- ------------
Adjusted funds from
operations.................  $   85,681  $114,899   $111,306    $88,098   $5,604      $ 20,586
                             ======================================================= ============
Fixed Charges:
 Interest expense..........  $   51,851  $ 55,755  $  42,648    $30,901   $1,680       $34,417
 Capitalization of interest
  expense..................      23,874    14,232      7,986      2,498        -             -
 Amortization of debt
  issuance costs...........       4,000     3,012      2,424      1,230      140           630
 Preferred share
  distributions............      12,150    12,147     12,103      7,971      345             -
                             ------------------------------------------------------- ------------
Total fixed charges........  $   91,875  $ 85,146  $  65,161    $42,600   $2,165      $ 35,047
                             ====================================================================
 Ratio of funds from
  operations to combined
  fixed charges and
  preferred share
  distributions.............       -         1.35       1.71       2.07     2.59            -
                             ======================================================= ============
 Excess (deficit) of
  funds from operations
  to combined fixed
  charges and preferred
  share distributions........$   (6,194) $ 29,753  $  46,145    $45,498   $3,439      $(14,461)
                             ======================================================= ============

(1)  Funds from operations for the years ended December 31, 1999 and 1998, and for the period from  November  17, 1997 through  December  31, 1997,  have been restated in accordance with standards established by the Board of Governors of NAREIT in its 1999  White  Paper,  which  results  in the  exclusion  of
     certain   nonrecurring   items  and  the   inclusion   of  the  effects  of
     straight-line  rental revenue.  Periods prior to November 17, 1997 have not been restated due to the unavailability of certain required information.

                               EXHIBIT 21.1

                  PRIME GROUP REALTY TRUST AND THE PREDECESSOR

                         SUBSIDIARIES OF THE REGISTRANT

                                DECEMBER 31, 2001

The following  represents  the Prime Group Realty  Trust's (the  "Company")  and
Prime Group Realty, L.P.'s (the "Operating  Partnership") operating subsidiaries
(the Company and the Operating  Partnership have a majority interest or control)
and related properties as of December 31, 2001:

                   Entity                                       Property
------------------------------------------------------------------------------------------
33 N. Dearborn SPC, Inc. (11)                  Former member of 33 N. Dearborn, L.L.C.
33 N. Dearborn, L.L.C. (3), (7)                Former owner of 33 N. Dearborn
33 W. Monroe, L.L.C. (3), (7)                  33 W. Monroe Street
33 W. Monroe - I, L.L.C. (7)                   Member of 33 W. Monroe, L.L.C.
43 Hintz Road, L.L.C. (7)                      Former owner of 43-47 Hintz Road

77 West Wacker Drive, L.L.C. (7)               77 West Wacker Drive
77 West Wacker Limited Partnership
 (1), (3), (8)                                 IBM Plaza, Brush Hill Office Center
180 Kehoe Blvd., L.L.C. (4), (7)               Former owner of certain property under
                                                 development
180 N. LaSalle, L.L.C. (3), (7)                Owns mortgage note receivables on 180 N.
                                                 LaSalle
200 E. Fullerton, L.L.C. (3), (7)              200 E. Fullerton
200 S. Mitchell Court, L.L.C. (7)              200 S. Mitchell Court
280 Shuman Blvd., L.L.C. (7)                   280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (7)               IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (7)            Member of 330 N. Wabash Avenue, L.L.C.
342 Carol Lane, L.L.C. (3), (7)                342-346 Carol Lane
343 Carol Lane, L.L.C. (3), (7)                343 Carol Lane
350 Randy Road, L.L.C. (3),(7)                 350 Randy Road
370 Carol Lane, L.L.C. (3),(7)                 370 Carol Lane
371 N. Gary Avenue, L.L.C. (3)(7)              Former owner of 371-385 N. Gary Avenue
388 Carol Lane, L.L.C. (3),(7)                 388 Carol Lane
455 Academy Drive, L.L.C. (7)                  Former owner of 455 Academy Drive
475 Superior Avenue, L.L.C. (7)                Former owner of 475 Superior Avenue
550 Kehoe Blvd., L.L.C. (3), (7)               550 Kehoe Blvd.
555 Kirk Road, L.L.C. (7)                      555 Kirk Road
800 Jorie Blvd., L.L.C. (3), (7)               800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (7)          Member of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (3), (7)             1051 N. Kirk Road

                   Entity                                       Property
------------------------------------------------------------------------------------------
1301 E. Tower Road, L.L.C. (3), (7)            1301 E. Tower Road (Narco Tower)
1401 S. Jefferson, L.L.C. (3), (7)             1401 S. Jefferson
1455 Sequoia Drive, L.L.C. (7)                 1455 Sequoia Drive
1543 Abbott Drive, L.L.C. (7)                  1543-1547 Abbott Drive
1600 167th Street, L.L.C. (3), (7)             1600-1700 167th Street (Narco River
                                                 Business Center)
1699 E. Woodfield Road, L.L.C. (3), (7)        1699 E. Woodfield Road (Citibank Office
                                                 Plaza)
1990 Algonquin Road, L.L.C. (7)                1990 Algonquin Road (Sun Annex)
2000 USG Drive, L.L.C. (7)                     Former owner of Libertyville Business
                                                 Park, 2000 USG Drive
2000 York Road, L.L.C. (3), (7)                2000 York Road (2000 York Brook)
2010 Algonquin Road, L.L.C. (7)                2000-2060 Algonquin Road (Salt Creek
                                                 Office Center)
2100 Swift Drive, L.L.C. (3), (7)              2100 Swift Drive
2305 Enterprise Drive, L.L.C. (7)              Owner of 2305 Enterprise Drive
2675 N. Mayfair Road, L.L.C. (7)               Former owner of 2675 N. Mayfair Road
                                                 (Wauwatosa Building)
4100 Madison Street, L.L.C. (3), (7)           Former owner of 4100 West Madison Street
4160 Madison Street, L.L.C. (3), (7)           4160-4190 West Madison Street
4211 Madison Street, L.L.C. (3), (7)           4211 Madison Street
4300 Madison Street, L.L.C. (3),(7)            4300, 4248, 4250 Madison Street
4343 Commerce Court, L.L.C. (3), (7)           4343 Commerce Court (The Olympian Office
                                                 Center)
6400 Shafer Court, L.L.C. (3), (7)             6400 Shafer Court
6700 Touhy Avenue, L.L.C. (7)                  Former owner of 6700 Touhy Avenue
7100 Madison, L.L.C. (7)                       7100 Madison
11039 Gage Avenue, L.L.C. (3), (7)             11039 Gage Avenue
11045 Gage Avenue, L.L.C. (3), (7)             11045 Gage Avenue
Arlington Heights I, L.P. (1), (8)             425 E. Algonquin Road
Arlington Heights II, L.P. (1), (8)            425 E. Algonquin Road
Arlington Heights III, L.P. (1), (8)           425 E. Algonquin Road
BRE/City Center, L.L.C. (7)                    National City Center
Brush Hill Office Center, L.L.C. (7)           Brush Hill Office Court
Centre Square II, Ltd. (1) (9)                 Former owner of 625 Gay St.
Dearborn Center, L.L.C. (4), (7)               Property under development at the
                                                 northwest corner of State and Adams
DeKalb Business Park, L.L.C. (4), (7)          Property under development
East Chicago Enterprise Center Limited
  Partnership (1), (2), (8)                    4440 and 4635 Railroad Avenue
Enterprise Center I, L.P. (1), (4), (8)        4407 Railroad Avenue
Enterprise Center II, L.P. (1), (8)            4407 Railroad Avenue (Bldg 2)
Enterprise Center III, L.P. (1), (8)           4407 Railroad Avenue (Bldg 3)
Enterprise Center IV, L.P. (1), (8)            4407 Railroad Avenue (Bldg 4)
Enterprise Center V, L.P. (1), (8)             4531 Columbia Avenue
Enterprise Center VI, L.P. (1), (8)            4527 and 4531 Columbia Avenue
Enterprise Center VII, L.P. (1), (8)           13535 - B South Torrence Avenue
Enterprise Center VIII, L.P. (1), (8)          13535 - A and D South Torrence Avenue
Enterprise Center IX, L.P. (1), (8)            13535 - E, F and G South Torrence Avenue

                   Entity                                       Property
------------------------------------------------------------------------------------------
Enterprise Center X, L.P. (1), (8)             13535 - C and H South Torrence Avenue
Enterprise Drive, L.L.C. (7)                   2205-2255 Enterprise Drive (Enterprise
                                                 Office Center)
Hammond Enterprise Center Limited
  Partnership (1), (2), (8)                    4507 and 4527 Columbia Avenue
Kemper/Prime Industrial Partners
 (1), (2), (4), (10)                           13535 South Torrence Avenue
Kimberly East, L.L.C. (4), (7)                 Former owner of certain property under
                                                 development
Kimberly West, L.L.C. (7)                      Former owner of Vacant Land in Carol
                                                 Stream, Illinois
LaSalle-Adams, L.L.C. (3), (7)                 208 South LaSalle Street
Libertyville Corporate Office Park,            Pine Meadows Center
  L.L.C. (4), (7)
Libertyville Corporate Office Park II,         Owner of Vacant Land adjacent to 80 Pine
  L.L.C. (7)                                     Meadow Corporate Office Park
Libertyville Corporate Office Park III,        1000 Technology Way, Building D
  L.L.C. (7)
Libertyville Industrial, L.L.C. (7)            Libertyville Business Park
Michigan-Adams, L.L.C. (7)                     Former owner of floors 8-20, the
                                                 penthouse and 68.44% of common elements
                                                 of 122 S. Michigan
Monroe-Wacker, L.L.C. (4), (7)                 Former owner of Monroe/Wacker Development
                                                 Property
Monroe-Wacker Office, L.L.C. (7)               Holder of option to acquire interest in
                                                 FrankMon, L.L.C., owner of
                                                 Monroe/Wacker Development Parcel
Nashville Office Building I, Ltd. (1) (9)      Former owner of 201 4th Ave. N.
Oak Brook Business Center, L.L.C. (6), (7)     None
Old Kingston Properties, Ltd. (1) (9)          Former owner of 4823 Old Kingston Pike
PGR Finance I, Inc. (11)                       Member of Wilke-Ventura, L.L.C.
PGR Finance II, Inc. (11)                      Member of LaSalle-Adams, L.L.C.
PGR Finance III, Inc. (11)                     Member of Eight of  the L.L.C's described
                                                 above
PGR Finance IV, Inc. (11)                      Member of 371 N. Gary Avenue, L.L.C.
                                                 former owner of 371-385 N. Gary Avenue
                                                 and Member of 1600 167th Street., L.L.C.
PGR Finance V, Inc. (11)                       Member of 1699 E. Woodfield Road, L.L.C.
PGR Finance VII, Inc. (11)                     Member of 6400 Shafer Court, L.L.C.
PGR Finance VIII, Inc. (11)                    Limited Partner of 77 West Wacker Limited
                                                 Partnership
PGR Finance IX, Inc. (11)                      Member of 2000 York Road, L.L.C.
PGR Finance X, Inc. (11)                       Member of Two Century Center, L.L.C.
PGR Finance XI, Inc. (11)                      Member of 180 N. LaSalle, L.L.C.
PGR Finance XII, Inc. (11)                     Member of 33 W. Monroe, L.L.C.

                   Entity                                       Property
------------------------------------------------------------------------------------------
PGR Finance XIII, Inc. (11)                    Member of Six of the L.L.C.'s described
                                                 above
PGR Finance XIV, Inc. (11)                     Member in 1051 N. Kirk Road, L.L.C. of
                                                 4343 Commerce Court, L.L.C.
PGR Finance XV, L.L.C. (7)                     Member of Brush Hill Office Center, L.L.C.
PGR Finance XVI, Inc. (11)                     None
PGR Finance XVII, Inc. (11)                    Member of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (7)                    Member of 2305 Enterprise, L.L.C.
PGR Finance VI, Inc. (11)                      Member of 2100 Swift Drive, L.L.C.
PGR Finance XX, Inc. (11)                      None
PGR Finance XIX, Inc. (11)                     None
PGR Finance XVIII, Inc. (11)                   None
Phoenix Office, L.L.C. (7)                     Investment in Plumcor/Thistle, L.L.C.,
                                                 owner of Thistle Landing in Phoenix,
                                                 Arizona
Pine Meadow, L.L.C. (4), (7)                   Building E in development in Pine Meadows
                                                 Corporate Office Park
Prime Aurora, L.L.C. (4), (7)                  Property under development
Prime/Beitler Development Company,
  L.L.C. (4), (5), (7)                         Sole member of Dearborn Center, L.L.C.
Prime Columbus Industrial, L.L.C. (7)          Former owner of 6 Ohio Properties

Prime Group Management, L.L.C. (7)             Manager of Continental Towers
Prime Rolling Meadows, L.L.C. (4), (7)         Property under development
Prime Union Station, L.L.C. (7)                Formed for potential redevelopment of
                                                 Chicago Union Station
Professional Plaza, Ltd. (1), (9)              620 Market Street (Professional Plaza)
Triad Parking Company, Ltd. (1) (9)            Former owner of 398-Unit Parking Facility
Two Century Centre, L.L.C. (3), (7)            1700 East Golf Road (Two Century Centre)
Wilke - Venture, L.L.C. (3), (7)               3800 and 3850 North Wilke Road and 3930
                                                 Ventura Drive (Commerce Point)

(1)  Represents entities and properties  previously owned by the Predecessor and whose  operations  were included in the  Predecessor's  combined  financial statements.

(2)  These entities have divided the ownership of the related properties.

(3)  The Company has an indirect  ownership  interest in these entities  through wholly owned  subsidiaries (PGR Finance I-XIV and XVI-XVII,  Inc. and 33 N.
     Dearborn SPC, Inc.).

(4)  These entities own parcels of land that are currently under development.

(5)  The  Company  owns  approximately  90%  of the  entity  and  the  remaining ownership  interest  has been  reflected  as  minority  interest-  other at
     December 31, 1999.

(6)  These subsidiaries currently do not own any property.

(7)  Delaware Limited liability Company

(8)  Illinois Limited Partnership

(9)  Tennessee Limited Partnership

(10) Illinois General Partnership

(11) Delaware Corporation

(12) Illinois Limited Liability Company

(13) Arizona Limited Liability Company

(14) Delaware Limited Partnership

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form
S-3 No. 333-70369) of Prime Group Realty Trust and in the Registration Statement
(Form  S-8  No.333-67940)  pertaining  to the Prime  Group  Realty  Trust  Share
Incentive  Plan of our report  dated  March 8, 2002  (except  for Note 16, as to which the date is March 27, 2002), with respect to the consolidated  financial statements of Prime Group Realty Trust included in the Annual Report (Form 10-K)
for the year ended December 31, 2001.

Our audits also included the financial  statement schedule of Prime Group Realty
Trust listed in Item 14(a). This schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole,  presents fairly in all material respects the information set forth therein.

                                            /s/ Ernst & Young LLP

Chicago, Illinois
March 27, 2002