Form 10-Q
period 2002-03-31
PRIME GROUP REALTY TRUST
filed 2002-05-15
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

      At May 13, 2002, 15,692,614 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)                  PAGE

         Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001                                             3

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 2002 and 2001                                4

         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2002 and 2001                         5

         Notes to Consolidated Financial Statements                     6-14


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14-22

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                 23-24

Part II: Other Information

Item 1.  Legal Proceedings                                              24
Item 2.  Changes in Securities and Use of Proceeds                      24
Item 3.  Defaults Upon Senior Securities                                24
Item 4.  Submission of Matters to a Vote of Security Holders            25
Item 5.  Other Information                                              25
Item 6.  Exhibits and Reports on Form 8-K                               25

Signatures                                                              26

                              Financial Information

ITEM 1.     FINANCIAL STATEMENTS

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)

                                                      March 31,   December 31,
                                                        2002         2001
                                                    ---------------------------
Assets
Real estate, at cost:
  Land............................................  $   193,379  $   193,380
  Building and improvements.......................      888,035      920,723
  Tenant improvements.............................       85,018       82,285
  Furniture, fixtures and equipment...............       10,141       10,128
                                                    ---------------------------
                                                      1,176,573    1,206,516
  Accumulated depreciation........................     (106,644)     (97,495)
                                                    ---------------------------
                                                      1,069,929    1,109,021
  Property under development......................      248,931      224,994
  Property held for sale..........................            -        7,322
                                                    ---------------------------
                                                      1,318,860    1,341,337

Investments in unconsolidated entities............        1,612       25,214
Cash and cash equivalents.........................        8,717        6,582
 Receivables, net of allowance of $1,346 and $992
 at March 31, 2002 and December 31, 2001,
 respectively:
    Tenant........................................        2,978        4,033
    Deferred rent.................................       23,285       21,811
    Other.........................................        1,923        3,402
Restricted cash escrows...........................       53,496       75,962
Deferred costs, net...............................       50,883       42,580
Other.............................................        7,112        6,728
                                                    ---------------------------
Total assets......................................   $1,468,866   $1,527,649
                                                    ===========================

Liabilities and Shareholders' Equity
Mortgage notes payable............................  $   739,156  $   762,349
Bonds payable.....................................       33,900       57,150
Construction financing............................      141,197      105,637
Accrued interest payable..........................       12,448       10,323
Accrued real estate taxes.........................       34,127       40,251
Accounts payable and accrued expenses.............       33,838       38,479
Construction costs payable, including retention of
  $4,640 and $7,412 at March 31, 2002 and
   December 31, 2001, respectively................       16,455       29,254
Liabilities for leases assumed....................       17,278        9,925
Deficit investment in unconsolidated entity.......        5,095        5,260
Deferred hedge liability..........................        4,463        6,455
Other.............................................       11,825       11,654
                                                    ---------------------------
Total liabilities.................................    1,049,782    1,076,737
Minority interests:
  Operating Partnership...........................      113,331      126,806
  Other...........................................        2,000        2,000
Series A - Cumulative Convertible Preferred
  Shares, 2,000,000 shares designated,
  issued and outstanding at March 31, 2002 and
  December 31,2001................................       40,000       40,000

Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000
  shares authorized:
     Series B - Cumulative Redeemable
      Preferred Shares, 4,000,000 shares
      designated, issued and outstanding at
      March 31, 2002 and December 31, 2001........           40           40
  Common Shares, $0.01 par value; 100,000,000
    shares authorized; 15,703,158 shares issued
    and outstanding at March 31, 2002 and
    December 31, 2001.............................          157          157
  Additional paid-in capital......................      329,476      329,390
  Accumulated other comprehensive loss............       (8,387)     (11,055)
  Distributions in excess of earnings.............      (57,533)     (36,426)
                                                    ---------------------------
Total shareholders' equity........................      263,753      282,106
                                                    ---------------------------
Total liabilities and shareholders' equity........   $1,468,866   $1,527,649
                                                    ===========================


               See notes to consolidated financial statements.

                            Prime Group Realty Trust

                      Consolidated Statements of Operations
                     (000's omitted, except per share data)
                                   (Unaudited)

                                                        Three Months ended
                                                             March 31
                                                         2002         2001
                                                   ----------------------------
Revenue
Rental............................................   $   33,179   $    33,477
Tenant reimbursements.............................       17,278        17,796
Other property revenues...........................        1,882         2,017
Services Company revenues.........................        1,431         1,731
Interest income and other.........................          837         1,364
                                                   ----------------------------
Total revenue.....................................       54,607        56,385

Expenses
Property operations...............................       13,339        14,251
Real estate taxes.................................       11,568        10,643
Depreciation and amortization.....................       10,348         9,998
Interest..........................................       11,434        13,317
General and administrative........................        1,975         2,401
Services Company operations.......................        1,135         1,788
Provision for asset impairment....................       38,805         1,500
Strategic alternative costs.......................          262           490
                                                   ----------------------------
Total expenses....................................       88,866        54,388
                                                   ----------------------------
(Loss)  income   before   (loss)  gain  on  sales
  of  real   estate,   minority interests,
  extraordinary items, and cumulative effect of
  change in accounting principle..................      (34,259)        1,997
(Loss) gain on sales of real estate, net..........         (533)          834
                                                   ----------------------------
(Loss) income before minority interests,
  extraordinary items, and cumulative effect of
  change in accounting principle..................      (34,792)        2,831
Minority interests................................       16,685           108
                                                   ----------------------------
(Loss) income before extraordinary items and
  cumulative effect of change in accounting
  principle.......................................      (18,107)        2,939
Extraordinary losses on extinguishments of debt,
  net of minority interests in the amount
  of $40 in 2001..................................            -           (59)
                                                   ----------------------------
(Loss) income before cumulative effect of change
   in accounting principle........................      (18,107)        2,880
Cumulative effect of change in accounting
  principle, net of minority interests of $218 in
  2001............................................            -          (321)
                                                   ----------------------------
Net (loss) income.................................      (18,107)        2,559
Net income allocated to preferred shareholders....       (3,199)       (3,036)
                                                   ----------------------------
Net loss available to common shareholders.........    $ (21,306)   $     (477)
                                                   ============================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
  Loss before (loss) gain on sales of real estate,
   extraordinary items, and cumulative effect
   change in accounting principle, net of
   minority interests.............................    $   (1.34)   $    (0.04)
  (Loss) gain on sales of real estate, net of
  minority interests..............................        (0.02)         0.03
  Extraordinary losses on extinguishments of debt,
  net of minority interests.......................            -             -
  Cumulative effect of change in accounting
   principle, net of minority interests...........            -         (0.02)
                                                   ----------------------------
Net loss available per weighted-average common
  share of beneficial interest - basic and diluted    $   (1.36)   $    (0.03)
                                                   ============================



               See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                                 (000's omitted)
                                   (Unaudited)


                                                         Three Months ended
                                                              March 31
                                                          2002        2001
                                                      -------------------------
Operating Activities
Net (loss) income...................................   $(18,107)   $  2,559
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Amortization of costs for leases assumed
     (included in rental revenue)...................        163         196
   Net equity in income of unconsolidated
     investments....................................       (301)       (399)
   Depreciation and amortization....................     10,348       9,998
   Unrealized loss on derivatives...................          -          89
   Provision for asset impairment...................     38,805       1,500
   Loss (gain) on sales of real estate, net.........        533        (834)
   Minority interests...............................    (16,685)       (108)
   Extraordinary items, net of minority interests...          -          59
   Cumulative effect of change in accounting
     principle, net of minority interests...........          -         321
   Changes in operating assets and liabilities:
     Decrease in receivables........................        617         275
     (Increase) decrease in other assets............       (517)        401
     Increase in accrued interest payable...........      2,125         636
     Decrease in accrued real estate taxes..........     (6,124)     (7,115)
     Decrease in accounts payable and accrued
      expenses......................................     (3,708)     (1,463)
     Decrease in liabilities for leases assumed.....          -        (278)
     Decrease in other liabilities..................       (154)     (2,032)
                                                      -------------------------
Net cash provided by operating activities...........      6,995       3,805

Investing Activities
Expenditures for real estate and equipment..........    (43,958)    (39,096)
Proceeds from sales of real estate..................      9,922       5,950
Leasing costs.......................................     (2,340)     (1,616)
Decrease (increase) in restricted cash escrows......     22,466      (4,995)
Proceeds from assignment of joint venture interest..     22,937           -
Distributions from (investments in) unconsolidated
  entities..........................................      1,151        (916)
                                                      -------------------------
Net cash provided by (used in) investing activities.     10,178     (40,673)

Financing Activities
Financing costs.....................................     (1,155)     (1,993)
Proceeds from mortgage notes payable................        321      64,500
Repayment of mortgage notes payable.................    (23,514)    (45,372)
Purchase of bonds payable...........................    (23,250)          -
Proceeds from construction financing................     35,560      28,876
Proceeds from exercise of stock options.............          -          22
Distribution to minority interest - Operating
  Partnership.......................................          -      (3,627)
Dividends paid to Series B-Preferred shareholders...     (2,250)     (2,250)
Dividends paid to Series A-Preferred shareholders...       (750)       (750)
Dividends paid to common shareholders...............          -      (5,254)
                                                      -------------------------
Net cash (used in) provided by financing activities.    (15,038)     34,152
                                                      -------------------------
Net increase (decrease) in cash and cash equivalents      2,135      (2,716)
Cash and cash equivalents at beginning of period....      6,582      25,268
                                                      -------------------------
Cash and cash equivalents at end of period..........   $  8,717    $ 22,552
                                                      =========================

               See notes to consolidated financial statements.

                            Prime Group Realty Trust
                  Notes to Consolidated Financial Statements
                                   (Unaudited)
   (Dollars in thousands, except for share, per share and per unit amounts)

1.   Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 28, 2002 ("Form 10-K").

   Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.   Formation and Organization of the Company

   The Company was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of Prime Group Realty, L.P. ("Operating Partnership") and owns all of the preferred units and 58.7% and 59.4% of the common units of the
Operating Partnership issued at March 31, 2002 and December 31, 2001, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions the Company receives with respect to its common units and preferred units in the Operating Partnership.

   Prime Group Realty Services, Inc. (the "Services Company"), a wholly owned subsidiary of the Company, elected on January 2, 2001, to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. The Company consolidates the operations of the Services Company.

3.   Interest Rate Protection Agreements

   On March 31, 2002, the Company's derivative instruments were reported at their fair value as other assets of $371, a deferred hedge liability of $4,463, a reduction in investment in unconsolidated entities of $3,942 and accumulated other comprehensive loss of $8,387. The Company incurred a total comprehensive loss of $15,439 ($0.99 per weighted average share) and $4,561 ($0.29 per weighted average share) at March 31, 2002 and 2001, respectively.

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

6.   Recent Developments

   During the period from January 1, 2002 through March 31, 2002, the Company acquired and sold the following parcels of land. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms):



                                                  Net
                                               Rentable   Acquisition   Mortgage      Month
                                                Square     Cost/Sales   Mortgage    Acquired/
          Property         Location           Feet/Acres     Price         Debt        Sold
-------------------------------------------------------------------------------------------------

Acquired
Land:
  Aurora Land               Aurora, IL          33.0 Acres $  2,700           -      February
  Batavia Land (1)          Batavia, IL         18.8 Acres    2,400           -        March
  Carol Stream Land (1)     Carol Stream, IL     6.1 Acres      800           -        March
                                             ---------------------------------------
                                                57.9 Acres $  5,900           -
                                             =======================================
Sold
Land:
  Aurora Land               Aurora, IL          52.5 Acres $  7,000      $2,800      February
  Aurora Land (2)           Aurora, IL          19.7 Acres    3,400       2,200      February
                                             ---------------------------------------
                                                72.2 Acres  $10,400      $5,000
                                             =======================================


(1) These parcels were acquired by the Operating Partnership from affiliates of Mr. Stephen J. Nardi, a Company Trustee and Acting Chairman of the Board, in exchange for 344,331 limited partner common units. These acquisitions complete the Company's obligation under a contract entered into as part of its initial public offering.

(2) The Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build to suit building on this property. In connection with this sale, the Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10,350. The Services Company has contracted with a third party to acquire this property for a purchase price of $10,350. As part of the sale, the Services Company will master lease vacant space in the building for two years for a total rent of approximately $666.

   The Company has a lease with a tenant for space in Dearborn Center, an office development located in Chicago, Illinois, and has agreed to reimburse the tenant for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for future occupancy executed at an unrelated development located in downtown Chicago, Illinois. This lease has a nominal gross rental obligation of approximately $82,000 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space. For the three months ended March 31, 2002, the Company recorded an additional $8,000 in liabilities for leases assumed increasing its estimate of the anticipated net liability related to this obligation to $11,500 based on changes in the Company's subleasing assumptions.

   On January 2, 2002, the Company replaced previously issued letters of credit totaling $48,810 with letters of credit totaling $25,241 issued by LaSalle Bank, N.A. The letters of credit provide credit support for certain Industrial Development Revenue Bonds ("IDRB's"). The IDRB's are secured by collateral consisting of 2,470,933 square feet of manufacturing facilities located in Chicago, Illinois and Hammond and East Chicago, Indiana. The letters of credit have an annual cost of 2.35% and a term of five years. As part of this transaction, the Company purchased $23,250 of the IDRB's utilizing $23,000 of funds from escrows previously securing the $48,810 letters of credit and $250 of cash. Under the new letter of credit facility, the Company has guaranteed all of the borrower's reimbursement obligations. Additionally, the Company pledged the $23,250 of bonds purchased, as well as 304,506 square feet of industrial office space in Arlington Heights, Illinois, as security for its obligations under the guaranty.

   On January 8, 2002, the Company's joint venture partner in the Pine Meadows Corporate Center development in Libertyville, Illinois gave written notice, in accordance with the terms of the joint venture agreement, of its intent not to fund its capital contribution necessary to develop a second office building.

   On January 9, 2002, the Company extended the maturity date of the $30,000 mortgage note payable secured by 100% of its ownership interest in IBM Plaza, Chicago, Illinois, until February 23, 2003 for a fee of $200. The principal balance as of December 31, 2001 was $29,400.

   On January 16, 2002, the Company assigned its interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to its joint venture partner for $22,937 and used a portion of the proceeds to repay the $16,500 it borrowed from the joint venture partner in 2001. The Company also received an option until June 28, 2002 to repurchase its interest in the joint venture for $22,937 plus a 10% compounded return.

   On January 16, 2002, due to a number of factors, including the Company's capital resources and needs, the Company's Board decided not to pay a dividend on the common shares/units for the fourth quarter of 2001.

   On February 15, 2002, the Company extended the maturity date of the letter of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee from May 9, 2002 to November 9, 2002 for a fee of $35.

   On February 22, 2002, the Company amended the securities purchase agreement with Security Capital Preferred Growth Incorporated ("SCP") and agreed to pay a deferral payment, as defined, of 3.5% of the $40,000 aggregate liquidation value of the Company's outstanding Series A preferred shares. This payment accrues from February 8, 2002 to the date of notice of redemption and compounds quarterly beginning March 31, 2002. The deferral payment increases by 0.50% every 90 days up to a maximum rate of 5.25%.

   On March 19, 2002, the Company entered into an agreement  appointing Julien
J. Studley, Inc. as its exclusive agent to lease space on its behalf at a building owned by a third party in downtown Chicago, Illinois. The Company has certain financial obligations relating to the space under a lease it assumed as part of a lease incentive for a tenant at its Dearborn Center property. Mr. Jacque M. Ducharme, a Trustee of the Company, is the President of Julien J. Studley, Inc.

   Under the terms of three mortgage loans payable totaling $81,105, the Company is required to maintain $20,000 in unrestricted cash balances at the end of each fiscal quarter. At March 31, 2002, the Company did not have sufficient unrestricted cash balances to meet this requirement. During the second quarter of 2002, the Company obtained a waiver from the lender for the fiscal quarter ended March 31, 2002. The Company does not expect to meet this requirement as of June 30, 2002 and is engaged in discussions with the lender to obtain a waiver for the fiscal quarter ending June 30, 2002.

   Both the Dearborn Center first mortgage construction loan and the mezzanine construction loan contain a liquidity covenant requiring the Company to maintain a minimum unrestricted cash balance of $20,000 (as defined) at the end of every quarter. In addition, the maximum amount of distributions that can be paid to the Company's common shareholders/unitholders is 90% of funds from operations (as defined) for the most recent four (4) full fiscal quarters. At December 31, 2001 and March 31, 2001, the Company's unrestricted cash balance was less than $20,000 and the Company obtained waivers from the respective lenders. In consideration for the waivers from the lenders, the Company is required to deposit $2,000 into a cash collateral account over a four month period, with a $500 initial deposit made at the time the waivers were given, and to pledge, as additional collateral under the loans, the tax increment financing assistance that the Company may receive from the City of Chicago with respect to Dearborn Center. Additionally, the lenders agreed to permanently reduce the $20,000 unrestricted cash balance covenant to $17,500. The Company does not expect to meet the unrestricted cash balance requirement as of June 30, 2002 and is engaged in discussions with the lender to obtain a waiver for the fiscal quarter ending June 30, 2002.

   On January 15, 2002 the Company extended an $8,000 mortgage note payable collateralized by the land the Company owns in Aurora, Illinois until February 15, 2002 for a fee of $80. On February 5, 2002, the Company made a principal payment of $2,200 on the loan from the proceeds of the sale of a portion of the Aurora, Illinois land reducing the principal balance outstanding, to $5,800 and the Company pledged as additional collateral under the loan its 36.3 acres of vacant land in DeKalb, Illinois. On February 15, 2002, the Company extended the $5,800 loan until March 1, 2002 for a fee of $15, plus expenses of the lender. On February 28, 2002, the Company made a principal payment of $2,800 on the loan from the proceeds of the sale of a portion of the Aurora, Illinois land reducing the principal balance outstanding to $3,000. On March 1, 2002, the Company extended the loan until March 31, 2002 for a fee of $30, plus expenses of the lender, and agreed that the interest rate would increase by 2% on each of March 16, 2002, March 23, 2002 and March 30, 2002, if the loan was not repaid. On March 31, 2002, the Company extended the loan until May 31, 2002 for a fee of $30, plus expenses of the lender, and agreed that the interest rate would be 28% per annum for the period commencing April 1, 2002 and ending May 31, 2002.

   Under the terms of a $20,000 mortage note payable collateralized by three of the Company's properties and a $9,000 letter of credit facility with the same lender, the Company is required to limit the amount of distributions that can be paid on its common shares and units to a maximum of 90% of funds from operations (as defined) for each calendar year. At December 31, 2001 the Company did not meet this requirement with respect to calendar year 2001. In March 2002, the Company obtained amendments to the mortgage loan and the letter of credit facility. Under the amendments, the Company obtained a waiver of the distribution covenant for calendar year 2001, and the Company agreed, among other things, to increase a $3,500 guaranty related to a $12,500 mezzanine facility on its 33 West Monroe property with the same lender to a full guaranty of such mezzanine loan.

     The Company's financial covenants contained in many of its loan agreements and guarantee agreements with its lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and various other financial covenants. Compliance with these covenants is highly dependent on the Company's financial results and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurance that the Company will meet these covenants in the future and, if the Company does not meet a covenant, whether appropriate loan modifications or waivers can be obtained. The Company currently anticipates that it will not comply with several of its financial covenants in future quarters. Accordingly, the Company is in the process of negotiating with its lenders to obtain waivers or amendments to its financial covenants to ensure its compliance with such covenants. While the Company has been successful in the past in obtaining waivers and/or amendments to its financial covenants, the Company makes no assurance that appropriate waivers or amendments will be obtained. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, additional collateral or other changes in terms. This could also adversely affect the Company's ability to obtain additional sources of financing or equity capital.

7.   Asset Impairments

   For the three months ended March 31, 2002 and 2001, respectively, the Company recorded the following provisions for asset impairments:

                                                         2002        2001
                                                    -------------------------
Operating properties............................      $33,634      $1,500
Property under development......................        4,676           -
Investment in unconsolidated entity.............          495           -
                                                    -------------------------
                                                      $38,805      $1,500
                                                    =========================

8.   Earnings Per Share

   The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 2002 and 2001:

                                                                               2002              2001

                                                                         ------------------------------------
Numerator:
   (Loss)  income  before  (loss)  gain  on  sales  of  real  estate, minority interests,extraordinary items and cumulative
      effect of change in accounting principle.........................   $     (34,259)    $        1,997
   Minority interests..................................................          16,467                446
   Net income allocated to preferred distributions.....................          (3,199)            (3,036)
                                                                         ------------------------------------
   Loss before  (loss)  gain on sales of real  estate,  extraordinary
      items andcumulative effect of change in accounting principles....         (20,991)              (593)
   (Loss) gain on sales of real estate, net of minority interests......            (315)               496
   Extraordinary loss on extinguishment of debt, net of minority
      interests........................................................               -                (59)
   Cumulative effect of change in accounting principle, net of
      minority interests...............................................               -               (321)
                                                                         ------------------------------------
Numerator for earnings per share - loss available to
      common shares....................................................   $     (21,306)    $         (477)
                                                                         ====================================

Denominator:
   Denominator for basic earnings per share - weighted-average
      common shares....................................................      15,669,033         15,604,149
   Effect of dilutive securities:
      Employee stock options...........................................               -                  -
      Nonvested employee stock grants..................................               -                  -
                                                                         ------------------------------------
Denominator for diluted earnings per share - adjusted
     weighted- average common shares and assumed conversions...........      15,669,033         15,604,149
                                                                         ====================================

Basic and  diluted  earnings  available  to common  shares per weighted-average common share Loss before  (loss) gain on sales of real  estate,  extraordinary items and cumulative effect of
   change in accounting principle......................................          (1.34)             (0.04)

(Loss) gain on sales of real estate, net of minority interests.........          (0.02)              0.03
Extraordinary loss on extinguishment of debt, net of
    minority interest..................................................              -                  -
Cumulative effect of change in accounting principle,  net of
     minority interests................................................              -             (0.02)
                                                                         ------------------------------------
Net loss available per weighted-average common share
     of beneficial interest - basic and diluted........................  $       (1.36)        $   (0.03)
                                                                         ====================================

   Options to purchase 2,293,591 and 2,574,754 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2002 and 2001, respectively, because the effect would have been antidilutive.

   The Company had 34,125 and 50,822 nonvested stock grants outstanding during the three months ended March 31, 2002 and 2001, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

   The Operating Partnership had 10,808,802 and 10,746,239 weighted-average common units outstanding during the three months ended March 31, 2002 and 2001, respectively, of which 10,713,154 and 10,498,302, respectively, may be exchanged for common shares on a one-for-one basis or, at the Company's option, cash equivalent to the fair market value of a common share at the time of exchange. The convertible common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

   The Company had 2,000,000 Series A preferred shares outstanding during the three months ended March 31, 2002 and 2001 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

9.    Segment Reporting

   The following summarizes the Company's historical segment operating results for the three months ended March 31, 2002 and 2001:


                                             Three months ended March 31, 2002
                                    -------------------------------------------------------
                                                                   Corporate/
                                                                   Operating
                                          Office     Industrial   Partnership     Total
                                    -------------------------------------------------------

Total revenue......................    $  47,481   $   4,946    $   2,180      $  54,607
Total expenses.....................      (74,774)     (4,216)      (9,876)       (88,866)
Loss on sales of real estate,
  net..............................            -        (533)           -           (533)
                                    -------------------------------------------------------
Income before minority
  interests, extra-
  ordinary items and cumulative
  effect of change in accounting
  principle........................      (27,293)        197       (7,696)       (34,792)
FFO adjustments :
  Real estate depreciation and
    amortization...................        8,033       1,345           77          9,455
  Straight-line rental revenue.....       (1,191)       (283)           -         (1,474)
  Straight-line rental revenue
    from joint venture.............         (106)          -            -           (106)

  Amortization of costs for
    leases assumed.................          163           -            -            163
  Joint venture adjustments........          843           -            -            843
  Adjustment for provision for
    asset impairment...............       33,634           -            -         33,634
  Adjustment for sale of
    operating properties...........            -         325            -            325
  Net income allocated to
    preferred shareholders.........            -           -       (3,199)        (3,199)
                                    -------------------------------------------------------
Funds from operations excluding
  straight-line rental revenue.....       14,083       1,584      (10,818)         4,849
  Straight-line rental revenue.....        1,191         283            -          1,474
  Straight-line rental revenue from
    joint venture..................          106           -            -            106
                                    -------------------------------------------------------
Funds from operations including
  straight-line rental revenue.....     $ 15,380   $   1,867    $ (10,818)     $   6,429
                                    =======================================================


                                              Three months ended March 31, 2001
                                    -------------------------------------------------------
                                                                Corporate/
                                                                Operating
                                       Office     Industrial   Partnership      Total
                                    -------------------------------------------------------

Total revenue......................     $ 48,852    $  4,717     $  2,816       $ 56,385
Total expenses.....................      (30,904)     (3,706)     (19,778)       (54,388)
Gain on sales of real estate, net..          411         423            -            834
                                    -------------------------------------------------------
Income before minority interests,
   extraordinary items and
   cumulative effect of change
   in accounting principle.........       18,359       1,434      (16,962)         2,831
FFO adjustments :
  Real estate depreciation and
    amortization...................        7,579       1,302           76          8,957
  Straight-line rental revenue.....       (2,367)       (153)           -         (2,520)
  Straight-line rental revenue
    from joint venture.............         (161)          -            -           (161)
  Amortization of costs for
    leases assumed.................          196           -            -            196
  Joint venture adjustments........          835           -            -            835
  Adjustment for provision for
    asset impairment...............        1,500           -            -          1,500
  Adjustment for sale of
    operating properties...........            -        (423)           -           (423)
  Net income allocated to
    preferred shareholders.........            -           -       (3,036)        (3,036)
                                    -------------------------------------------------------
Funds from operations excluding
  straight-line rental revenue.....       25,941       2,160      (19,922)         8,179
  Straight-line rental revenue.....        2,367         153            -          2,520
  Straight-line rental revenue
    from joint venture.............          161           -            -            161
                                    -------------------------------------------------------
Funds from operations including
  straight-line rental revenue.....     $ 28,469    $  2,313     $(19,922)      $ 10,860
                                    =======================================================


   The following summarizes the Company's segment assets and activity as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001:

                                                   March 31,  December 31,
                                                      2002        2001
                                                  --------------------------
Segment assets:
  Office........................................  $1,301,096  $1,313,195
  Industrial....................................     120,682     128,146
  Corporate/operating partnership...............      47,088      86,308
                                                  --------------------------
Total consolidated assets.......................  $1,468,866  $1,527,649
                                                  ==========================

                                                        Three months
                                                       ended March 31,
                                                      2002        2001
                                                  --------------------------
Expenditures for real estate:
  Office........................................   $  40,170   $  35,108
  Industrial....................................       3,594       3,808
  Corporate/operating partnership ..............         194         180
                                                  --------------------------
Total expenditures for real estate..............     $43,958   $  39,096
                                                  ==========================

10.  Pro Forma Condensed Consolidated Statements of Income

   The accompanying unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are presented as if, at January 1, 2001, the Operating Partnership acquired one industrial property (acquired in 2001) with cash and debt proceeds, sold three operating properties and three land parcels (one sold in 2001 and two sold in 2002). The unaudited Pro Forma Condensed Consolidated Statements of Income should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

   The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                             Three months ended
                                                 March 31,
                                              2002        2001
                                          -------------------------

Total revenue ...........................   $ 54,607  $    55,931
                                          =========================
Net loss available to common
  shareholders  .........................   $(21,097) $      (991)
                                          =========================
Loss per diluted common share............   $  (1.35) $     (0.06)
                                          =========================


11.  Subsequent Events

   On April 8, 2002, the Company announced the resignations of Mr. Michael W. Reschke from his position as Chairman of the Board of Trustees of the Company and Mr. Richard S. Curto from his position as Chief Executive Officer of the Company. Mr. Reschke and Mr. Curto continue to serve as members of the Board of Trustees of the Company. Mr. Stephen J. Nardi was appointed as Acting Chairman of the Board of Trustees of the Company. Mr. Nardi was Vice Chairman of the Company's Board of Trustees since 1997.

   Mr. Reschke and Mr. Curto each entered into a separation agreement with the Company in connection with their resignations. The separation agreement applicable to Mr. Reschke provide for among other things, severance compensation of $625 and other accrued compensation of $42. The termination compensation to Mr. Reschke is payable in part in six monthly installments of $19 each, with the balance due, with interest thereon determined in accordance with the agreement, on or before November 8, 2002. In addition, Mr. Reschke's unvested stock options and restricted stock awards were cancelled pursuant to his separation agreement. The separation agreement applicable to Mr. Curto provides, among other things, severance compensation of $935 and other accrued compensation of $90. The termination compensation to Mr. Curto is payable in part in six monthly installments of $32 with the balance due, with interest thereon determined in accordance with the agreement, on or before November 8, 2002. In addition, Mr. Curto's unvested stock options and restricted stock awards became fully vested pursuant to his separation agreement in exchange for certain other concessions from Mr. Curto. Finally, on April 18, 2002, Mr. Curto voluntarily forfeited his options to acquire 175,000 common shares of the Company, which options were granted to him at the time of the Company's initial public offering.

   In April 2002, the Company reduced its corporate management and certain support staff by approximately 13%. The reductions reflect the Company's decision to reduce its development activities and the elimination of non-core business activities, including third party brokerage and tenant construction.

   On April 12, 2002, the Company announced that its Board of Trustees had determined not to declare the regular quarterly distributions on its Series A and Series B cumulative preferred shares for the first quarter of 2002. The Company also continued its suspension of quarterly distributions on its common shares and units.

   On April 22, 2002, the Company entered into a contract to sell nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone") for $133,300, including the assumption of approximately $113,000 of debt related to the properties. The Company recorded a $33,634 provision for asset impairment during the quarter ended March 31, 2002 related to the nine suburban office properties based upon the Company's revised holding period. Upon closing, the Company anticipates recording a loss on sale of approximately $2,400 relating to the write-off of certain deferred assets.

   On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS") held a foreclosure auction of the 7,944,893 common units of the Operating Partnership ("the Pledged Units") that Primestone Investment Partners L.P. ("Primestone") pledged to secure Primestone's obligations under two loans (the "Vornado PS Loans") owned by Vornado PS. Vornado PS purchased all of the Pledged Units at the foreclosure auction for $8.35 per common unit, the per share closing price of the Company's common shares on that date. The Pledged Units are by their terms exchangeable for the common shares on a one-for-one basis. According to public disclosures previously made by Vornado PS and Cadim Acquisition, LLC and Cadim inc. in their respective statements on Schedule 13D filed with the Securities and Exchange Commission, Cadim inc. owns a 50% participation in the Vornado PS Loans, and has the right to elect to receive 50% of the Pledged Units from Vornado PS.

   On May 13, 2002, Vornado PS delivered a letter to the Company exercising Vornado PS's right under the Consent and Agreement, dated as of September 26, 2002, by the Company and the Operating Partnership in favor of Vornado PS to receive a position on the Board of Trustees of the Company for a term ending at the 2003 annual meeting of the shareholders of the Company. Vornado PS has designated Michael Fascitelli, President of Vornado Realty Trust, as its nominee to fill this position on the Board of Trustees of the Company. This appointment will be effective upon action by the Board of Trustees of the Company, which the Company anticipates will occur promptly.

   On May 14, 2002, the Company extended a $10,500 mortgage loan secured by a property in Libertyville, Illinois, which had an initial maturity of April 1, 2002, to June 15, 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of completed properties as of March 31, 2002 consists of 24 office properties, containing an aggregate of 7.8 million net rentable square feet and 30 industrial properties containing an aggregate of 3.9 million net rentable square feet. We also own a joint venture interest in two office properties containing an aggregate of 1.3 million net rentable square feet. We are currently developing Dearborn Center in downtown Chicago, a 1.5 million rentable square foot office tower that is scheduled to be available for low-rise occupancy by the end of the third quarter of 2002 and completed in the second quarter of 2003. We own approximately 97% of this property and we consolidate its operations. The portfolio also includes approximately 202.1 acres of developable land and rights to acquire more than 31.6 additional acres of developable land which management believes could be developed with approximately
5.0 million rentable square feet of office and industrial space.

   In terms of net rentable square feet, approximately 89.0% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area account for approximately 92.6% of our total rental and tenant reimbursement revenue for the three months ended March 31, 2002. Our other office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas. We intend to continue to invest in the acquisition, development and redevelopment of office and industrial properties primarily located in the Chicago metropolitan area, subject to capital availability.

   Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio.

Forward-Looking Statements

   The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on our financial performance; risks associated with our high level of leverage and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies; the risk that we may be unable to finance our development and short-term operational activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2002.

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

Results of Operations: Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

   The changes in rental and tenant reimbursement income, other property revenue, property operating expenses, real estate taxes and depreciation and amortization during the three months ended March 31, 2002, compared to the three months ended March 31, 2001, are due in part principally to the addition of a full three months of operating results in 2002 for one property acquired in the third quarter of 2001 (collectively, the "Additional Property"). The additional revenue and expense resulting from the Additional Property were offset by the sale of one property in the first quarter of 2001 and the sale of two properties in the second quarter of 2001 (collectively, the "Sold Properties").

   For the three months ended March 31, 2002, rental revenue decreased $1.0 million, offset by an increase of $0.7 million in lease termination fees, or 0.9%, to $33.2 million, tenant reimbursement income decreased $0.5 million, or 2.9%, to $17.3 million, other property revenue decreased $0.1 million or 6.7%, to $1.9 million, property operating expenses decreased $0.9 million or 6.4% to $13.3 million, real estate tax expense increased $0.9 million or 8.7% to $11.6 million, and depreciation and amortization increased $0.3 million or 3.5% to $10.3 million as compared to the three months ended March 31, 2001. The inclusion of a full three months of operating results for the Additional Property increased revenues by $0.2 million. The exclusion of operating results for the Sold Properties during the three months ended March 31, 2002, decreased revenues by $0.5 million, property operating expenses by $0.3 million and real estate tax expense by $0.2 million. Properties held for three full months in both 2002 and 2001 experienced decreased tenant reimbursement income of $0.7 million and property operating expenses of $0.6 million, increased rental revenue of $0.1 million, real estate tax expense of $1.1 million and depreciation and amortization of $0.5 million.

   Interest income and other revenue decreased $0.5 million, or 38.6%, to $0.8 million during the three months ended March 31, 2002 primarily due a decrease in interest income on restricted cash due to lower interest rates and lower restricted cash balances.

   For the three months ended March 31, 2002, the Services Company revenues decreased $0.3 million, or 17.3%, to $1.4 million, primarily due to lower construction revenue of $0.6 million partially offset by a $0.3 million increase in leasing and consulting income.

   Interest expense decreased $1.9 million, or 14.1%, to $11.4 million during the three months ended March 31, 2002. The decrease was due to decreases in the index rate for certain variable rate debt.

   General and administrative expense decreased $0.4 million, or 17.7%, to $2.0 million during the three months ended March 31, 2002, primarily due to decreased professional fees in 2002.

   For the three months ended March 31, 2002, we recorded a $38.8 million provision for asset impairment representing the write-down of certain operating and development properties and an investment in unconsolidated entity to current estimated fair value.

   For the three months ended March 31, 2002, we incurred $0.3 million in our pursuit of strategic alternatives, which included portfolio asset sales, joint venture or merger possibilities.

   For the three months ended March 31, 2002, the Services Company operating expenses decreased $0.7 million, or 36.5%, to $1.1 million, primarily due to a $0.5 million decrease in construction costs and a $0.3 million decrease in general and administrative expenses partially offset by a $0.1 million increase in the provision for income taxes.

   For the three months ended March 31, 2002, the net loss of sales of real estate was $0.5 million, as described in "Recent Developments." For the three months ended March 31, 2001, the gain on sales of real estate was $0.8 million.

   Income allocated to minority interests decreased $16.6 million to a $16.7 million loss for the three months ended March 31, 2002 due to a decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles of $37.6 million to a $34.8 million loss. The decrease in income before minority interests, extraordinary items, and the cumulative effect of a change in accounting principles is due to a $38.8 million provision for asset impairment, a $0.5 million loss on the sale of real estate and to the Additional Property and Sold Properties and the effects they had on revenue and expenses, as described above.

   The cumulative effect of the change in accounting principle, net of minority interests, was $0.3 million for the three months ended and March 31, 2001. This represents the adoption of SFAS 133, effective January 1, 2001.

   Net income decreased $20.7 million, or 807.6% to a $18.1 million loss for the three months ended March 31, 2002 due to the changes in revenue, expenses, provision for asset impairment, net loss on the sale of real estate and minority interests described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Historical Cash Flows

   We had net cash provided by operating activities of $7.0 million and $3.8 million for the three months ended March 31, 2002 and 2001, respectively. The $3.2 million increase in cash provided by operating activities was primarily due to a $0.1 million increase in the net equity in income of unconsolidated entities, a $0.3 million increase in depreciation and amortization, a $37.3 million increase in provision for asset impairment, a $1.4 million decrease in net gain on sales of real estate, a $0.3 million decrease in receivables, a $1.5 million increase in accrued interest payable, a $1.0 million increase in accrued real estate taxes, a $0.3 million increase in liabilities for leases assumed, and a $1.9 million increase in other liabilities, offset by a $20.7 million decrease in net income, a $0.1 million decrease in unrealized loss on derivatives, a $16.6 million increase in the loss allocated to minority interests, a $0.1 million decrease in extraordinary items, a $0.3 million decrease in cumulative effect of a change in accounting principles, a $0.9 million increase in other assets, and a $2.2 million decrease in accounts payable and accrued expenses.

   We had net cash provided by investing activities of $10.2 million compared to $40.7 million used in investing activities for the three months ended March 31, 2002 and 2001, respectively. The $50.9 million increase in net cash provided in investing activities was primarily due to a $4.0 million increase in proceeds from sales of real estate, a $27.5 million decrease in restricted cash escrows, a $22.9 million increase in proceeds from joint ventures, and a $2.1 million increase in investment in unconsolidated subsidiaries, offset by a $4.9 million increase in expenditures for real estate and equipment, principally related to property development, and a $0.7 million increase in leasing costs.

   We had net cash used in financing activities of $15.0 million compared to $34.2 million provided by financing activities for the three months ended March 31, 2002 and 2001, respectively. The $49.2 million decrease in net cash provided by financing activities was primarily due to a $64.2 million decrease in proceeds from mortgage notes payable, and a $23.3 million increase in the repayment of bonds payable, offset by a $0.8 million decrease in financing costs, a $21.9 million decrease in the repayment of mortgage notes payable, a $6.7 million increase in proceeds from construction financing, a $3.6 million decrease in distributions paid to minority interest unitholders, and a $5.3 million decrease in dividends paid to common shareholders.

Liquidity and Capital Resources

   Recent Developments. As previously disclosed, we and our financial advisors have been exploring the possibility of various strategic alternatives, including the possible sale or joint venture of all or a portion of our office and industrial portfolios, and the possible sale of the entire Company or a similar business combination transaction. On April 22, 2002, we entered into an agreement to sell nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. ("Blackstone") for $133.3 million, including the assumption of approximately $113 million of debt related to the properties. We continue to pursue possible other strategic transactions that would be beneficial to our shareholders; however, there can be no assurance that we will complete the Blackstone transaction or any other transaction on terms that are favorable to us or that any other strategic transaction or transactions will occur.

   Liquidity. Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. In accordance with their revised terms, we pay an annual dividend of up to a maximum of 12.75% per annum ($2.50 per share) for each Series A preferred share, including the Deferred Rate (see "Preferred Shares") and 9% per annum ($2.25 per share) for each Series B preferred share. Due to a number of factors, including our current capital resources and needs, our Board decided not to pay a distribution on our common shares/units for the fourth quarter of 2001 and the first quarter of 2002 and on our preferred shares for the first quarter of 2002. Any future distributions on our preferred and common shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of certain proposed capital events, including certain refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete the foregoing capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if these capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either for the second quarter of 2002 or thereafter, or that we will be able to pay dividends on our preferred shares.

   Our anticipated cash flows from operations in 2002 will not be sufficient to fund our anticipated operating and capital needs, the payment of preferred dividends, and the payment of quarterly distributions on our common shares/units at the historical rate of $.3375 per share. In 2002, we anticipate the funding of significant capital for our suburban office portfolio to retenant space that has recently been vacated or is anticipated to be vacated during the year. In addition, as our Dearborn Center development nears completion, we have funded, and anticipate funding, certain costs and expenses related to the project that are not being funded from any project financing source, including 50% of the current pay requirement on the mezzanine financing and the funding of a sublease obligation in connection with one of the anchor tenant leases.

   Under the terms of the construction loans related to the Dearborn Center development, we are required, among other things, to maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter. At March 31, 2002, the unrestricted cash balance was less than $20.0 million. In consideration for a waiver from the lenders, we are required to deposit $2.0 million into a cash collateral account over a four month period, with a $0.5 million initial deposit on March 26, 2002, and to pledge, as additional collateral under the loans, any tax increment financing payments that we receive from the City of Chicago with respect to Dearborn Center. An additional $0.4 million was deposited in April 2002. Additionally, the lenders agreed to permanently reduce the $20.0 million unrestricted cash balance covenant to $17.5 million. The waiver covers the quarter ended March 31, 2002. We do not expect to meet the unrestricted cash balance requirement as of June 30, 2002 and we are engaged in discussions with the lenders to obtain a waiver for the fiscal quarter ending June 30, 2002.

   Under the terms of three mortgage loans payable totaling $81.0 million, we are required to maintain $20.0 million in unrestricted cash balances at the end of each fiscal quarter. At March 31, 2002, we did not have sufficient unrestricted cash balances to meet this requirement and we obtained a waiver for the fiscal quarter ended March 31, 2002. We do not expect to meet this requirement as of June 30, 2002 and we are engaged in discussions with the lender to obtain a waiver for the fiscal quarter ending June 30, 2002.

   Under the terms of a $20.0 million mortage note payable collateralized by three of our properties and a $9.0 million letter of credit facility with the same lender, we are required to limit the amount of distributions that can be paid on our common shares and units to a maximum of 90% of funds from operations (as defined) for each calendar year. In March 2002, we obtained amendments to the mortgage loan and the letter of credit facility. Under the amendments, we agreed, among other things, to increase a $3.5 million guaranty related to a $12.5 million mezzanine facility on our 33 West Monroe property with the same lender to a full guaranty of such mezzanine loan.

   The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and various other financial covenants. Compliance with these covenants is highly dependent on our financial results and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurance that we will meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. We currently anticipate that we will not comply with several of our financial covenants for the quarter ending June 30, 2002. Accordingly, we are in the process of negotiating with our lenders to obtain waivers or amendments to our financial covenants to ensure our compliance with such covenants. While we have been successful in the past in obtaining waivers and/or amendments to our financial covenants, we make no assurance that appropriate waivers or amendments will be obtained. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, additional collateral or other changes in terms. This could also adversely affect our ability to obtain additional sources of financing or equity capital.

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

   As discussed under "Capital Improvements", we anticipate the funding of increased capital expenditures for tenant improvements and leasing commissions in 2002, primarily in our suburban office portfolio, to retenant space that has recently been vacated or is anticipated to be vacated during the year. Anticipated cash flow from operations, after the funding of debt service payments and other fixed charges, is not sufficient to fund these expenditures. Therefore, these activities are highly dependent on our ability to obtain additional financing or equity capital or to sell assets. Failure to obtain additional sources of funds from debt or equity transactions or from the proceeds of asset sales would severely impact our ability to re-lease and properly maintain our properties.

   Property Sales. During the period from January 1, 2002 through May 14, 2002 we sold two parcels of land totaling 72.2 acres. A portion of the net proceeds was used to retire debt, and we also deposited a portion of the net proceeds into a tax-deferred exchange trust. We may use the remaining proceeds and the sale of other properties to fund future and current operations, property capital needs and development activity.

   Indebtedness. On January 2, 2002, we replaced previously issued letters of credit totaling $48.8 million with letters of credit totaling $25.2 million issued by LaSalle Bank, N.A. The letters of credit provide credit support for certain Industrial Development Revenue Bonds ("IDRB's"). The IDRB's are secured by collateral consisting of 2,470,933 square feet of industrial facilities located in Chicago, Illinois and Hammond and East Chicago, Indiana. The letters of credit have an annual cost of 2.35% and a term of five years. As part of this transaction, we purchased $23.3 million of the IDRB's utilizing $23.0 million of funds from escrows previously securing the $48.8 million letters of credit and $0.3 million of cash. Under the new letter of credit facility, we have guaranteed all of the borrower's reimbursement obligations. Additionally, we pledged the bonds purchased of $23.3 million, as well as 304,506 square feet of industrial office space in Arlington Heights, Illinois, as security for our obligations under the guaranty.

   On January 9, 2002, we extended the maturity date of the $30.0 million mortgage note payable secured by 100% of our ownership interest in the office property known as IBM Plaza, Chicago, Illinois, until February 23, 2003 for a fee of $0.2 million. The principal balance as of March 31, 2002 was $29.4 million.

   Our variable rate debt includes $155.2 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.0% and $258.5 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

   We did not obtain any new indebtedness during the three months ended March 31, 2002.

   Preferred Shares. Our outstanding preferred shares contain restrictions on our ability to issue additional preferred shares and, in certain circumstances, incur additional indebtedness. In addition, the holder of our Series A preferred shares, Security Capital Preferred Growth Incorporated ("SCP") has a current contractual right under the securities purchase agreement, as amended, relating to the Series A preferred shares, to require us to redeem the Series A preferred shares at a redemption price equal to $20 per share, plus accrued dividends to the date of redemption, upon 10 days prior written notice, which redemption may be required by SCP at any time during the period from January 15, 2002 through January 14, 2004. On February 22, 2002, we amended the agreement and agreed to an additional deferral payment (the "Deferred Rate"), of 3.5% calculated on the outstanding Series A preferred shares. This payment accrues from February 8, 2002 to the date of notice of redemption, is payable at redemption and compounds quarterly beginning March 31, 2002. The deferral payment increases by 0.50% every 90 days up to a maximum rate of 5.25%. SCP has indicated to us that they may elect to exercise their redemption right in the near future unless a definitive agreement relating to a redemption or exchange of the Series A preferred shares is reached by the parties. The parties are currently in negotiations regarding such an agreement. There can be no assurance that SCP will not exercise its right to cause us to redeem the Series A preferred shares at any time.

   Our anticipated cash flows from operations in 2002 is not anticipated to be sufficient to fund our preferred dividends on a current basis. Payment of these dividends may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. Failure to obtain additional sources of funds from debt or equity capital or from the proceeds of asset sales during the period ended March 31, 2002 resulted in a suspension of our Series A and Series B preferred share dividends on a current basis. As a result of the suspension, our Series A preferred shareholder may decide to exercise its put right. In addition, the holders of our Series A preferred shares have the right to elect one additional member to our Board (or two additional members if our Board consists of more than 10 members) if two consecutive quarterly distributions (i) on the Series A preferred shares, or (ii) on our common shares in an amount of at least $0.3375 per share, are not made. As the first quarter of 2002 constitutes the second consecutive quarter for which the regular quarterly distribution was not paid on our common shares, the holder of our Series A preferred shares is currently entitled to elect a Trustee to serve on our Board. The term of any Trustee elected by the Series A preferred shareholders will expire, as applicable, whenever all arrears in dividends on the Series A preferred shares have been paid and current dividends declared and set apart for payment and we have paid a dividend on our common shares at least equal to $0.3375 for two consecutive quarters. The holders of our Series B preferred shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B preferred shares are not made. The term of any Trustees elected by the Series B preferred shareholders will expire whenever all arrears in dividends on the Series B preferred shares have been paid and current dividends declared and set apart for payment.

   Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2001 and 2000, our tenant improvements and leasing commissions averaged $30.73 and $21.01, respectively, per square foot of newly-leased office space, $9.15 and $6.23, respectively, per square foot of office leases renewed by existing tenants, and $3.83 and $7.29, respectively, per square foot of newly-leased industrial space. Our total cost of general capital improvements to our properties historically averages $5.9 million annually based upon an estimate of $0.47 per square foot. Due to current economic and market conditions and the forecasted leasing activity in our portfolio, however, we are budgeting over $29.0 million of capital expenditures in 2002. We believe that we should keep our properties near full occupancy, even if this requires additional concessions to the tenant at lease commencement to induce the prospect to become a tenant. This strategy is, in our opinion, preferable during periods of economic decline or economic uncertainty--a period which we believe we are in.

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

   The following table represents the unaudited calculation of our Funds from Operations for the three months ended March 31, 2002 and 2001:

                                                          Three Months
                                                         Ended March 31
(in thousands)                                          2002       2001
                                                     -----------------------

Net loss allocated to common shareholders..........  $  (21,306) $    (477)
Adjustments to reconcile to Funds from Operations:
  Real estate depreciation and amortization........       9,455      8,957
  Straight-line rental revenue.....................      (1,474)    (2,520)
  Straight-line rental revenue from joint venture..        (106)      (161)
  Amortization of costs for leases assumed.........         163        196
  Joint venture adjustments........................         843        835
  Adjustment for provision for asset impairment....      33,634      1,500
  Adjustment for sale of operating property........         325       (423)
  Extraordinary loss on extinguishment of debt.....           -         59
  Minority interests...............................     (16,685)      (108)
  Cumulative effect of change in accounting
   principle (1)...................................           -        321
                                                     -----------------------
Funds from operations excluding straight-line
  rental revenue...................................       4,849      8,179
Straight-line rental revenue.......................       1,474      2,520
Straight-line rental revenue from joint venture....         106        161
                                                     -----------------------
Funds from Operations (2)..........................  $    6,429    $10,860
                                                     =======================

(1) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. The net quarterly effect of revenue adjustments for the periods ended March 31, 2002 and 2001 is $73, respectively, of revenue previously recorded in 1999.

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

   As of March 31, 2002, approximately $530.8 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $155.2 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0% and $258.5 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

   The following  table  provides  information  about our  derivative  financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2002. This table reflects the waiver or modification of certain of our loan covenants during the first quarter of 2002 as without these waivers or modifications certain maturities would have been accelerated. For the interest rate protection agreement, the table presents the notional amount entered into and the swap/cap rate.


                                               Interest Rate Sensitivity
                                   Principal (Notional) Amount by Expected Maturity
                                                 Average Interest Rate
                               ---------------------------------------------------------------------------------
                                 2002     2003         2004       2005      2006  Thereafter    Total
                               ---------------------------------------------------------------------------------
                                                 (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount.........       $7.9      $31.6        $4.9       $7.5     $5.6    $267.9       $325.4
Weighted-average interest
  rate (1)................       13.89%     11.12%       7.38%      7.37%    7.39%     7.49%

Variable rate amount....       $170.3      $38.0       $61.5      $82.3    $61.7         -       $413.8
Weighted-average interest
  rate (1)................        7.65%      7.58%       5.61%      3.64%    4.95%       -

Bonds payable:
Variable rate amount (2)..       $9.0          -          -          -        -      $24.9        $33.9
Weighted-average interest
  rate (1)................        1.30%        -          -          -        -        3.80%

Construction Financing:
Fixed rate amount.......            -          -       $58.1         -       -           -        $58.1
Weighted-average interest
  rate (1)................          -          -        23.00%       -       -           -

Variable rate amount ...            -          -       $83.1         -       -           -        $83.1
Weighted-average interest
  rate (1)................          -          -         4.95%       -       -           -

Interest rate swap
  agreement (1):
Notional amount...........     $155.2          -          -          -       -           -       $155.2
Pay rate..................        1.88%        -          -          -       -           -
Fixed swap rate...........        6.30%        -          -          -       -           -

Interest rate cap
  agreements(1)(3):
Notional amount...........          -       $99.5     $159.0         -       -           -       $258.5
Pay rate..................          -         1.96%      2.14%       -       -           -
Cap rate..................          -         6.98%      7.34%       -       -           -


  (1)Based upon the rates in effect March 31, 2002, the weighted-average interest rates, including the interest rate swap and cap agreements, on our mortgage notes payable, bonds payable and construction financing at March 31, 2002 were 6.96%, 3.14% and 12.38%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.8 million.
  (2)The bonds payable of $9.0 million and $24.9 million are collateralized by letters of credit of $9.2 million and $24.9 million. The scheduled maturity date for the bonds is 2022 ($24.9 million) and 2014 ($9.0 million). The earlier maturity dates shown here of bonds payable of $9.0 million reflect the scheduled expiration of letters of credit which credit enhance the bonds in November 2002, which if not extended or replaced, would have accelerated maturity of the bonds.
  (3)On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan during the expected construction period of the Dearborn Center property.

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

            After our public announcement on August 28, 2001 of the then proposed acquisition of us by Cadim inc., an affiliate of CDP Capital [Caisse de depot et placement du Quebec] and The Prime Group, Inc., an affiliate of Mr. Reschke, five purported class action lawsuits were filed against us and our trustees, all in the Circuit Court for Baltimore City, Maryland, one in the Circuit Court for Montgomery County, Maryland and one in the Circuit Court of Cook County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are PGI, Cadim inc. and CDP Capital. The purported plaintiff classes consisted of our shareholders. The actions alleged, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim inc. in October 2001, would under-compensate our shareholders for their common shares and that certain members of our Board breached their fiduciary duties by allegedly engaging in a scheme to acquire our outstanding common shares at an inadequate purchase price. The plaintiffs in these lawsuits sought, among other things, certification of their classes, injunctive relief against the completion of the proposed acquisition and attorneys' fees and costs. Following the October 2001 withdrawal of the proposal by Cadim inc., we and the other parties to these lawsuits initially agreed to halt further proceedings until the possibility of a similar transaction is definitively foreclosed. All of these lawsuits have been subsequently voluntarily dismissed by the parties to these lawsuits.

Item 2.     Changes in Securities and Use of Proceeds.

            None

Item 3.     Defaults Upon Senior Securities.

            As previously disclosed, on April 12, 2002, we announced that our Board of Trustees determined to suspend the quarterly distributions on our Series A preferred shares and Series B preferred shares. Distributions on such preferred shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. As of May 14, 2002, the aggregate arrearage on the Series A preferred shares and Series B preferred shares for the first quarter of 2002 was $750,000 and $2,250,000, respectively. Dividends are accruing for the second quarter of 2002, but are not yet in arrears.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

EXHIBIT
NUMBER      DESCRIPTION

3.1 Amendment No. 41 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 7, 2002 as filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.1 Amendment to Omnibus First Modification to Senior Loan Documents dated January 2, 2002 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, and Prime Group Realty, L.P. as filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.2 Omnibus Second Modification to Senior Loan Documents dated March 27, 2002 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, and Prime Group Realty, L.P.

10.3 Pledge, Assignment and Security Agreement (Liquidity Covenant Waiver) dated March 27, 2002 between Prime Group Realty, L.P. and Bayerische Hypo-Und Vereinsbank AG, New York Branch, and acknowledged and agreed by Dearborn Center, L.L.C.

10.4 Omnibus Second Modification to Mezzanine Loan Documents dated March 26, 2002 by and among Prime/Beitler Development Company, L.L.C., Bankers Trust Company, Vornado Realty Trust, MMBC Debt Holdings I, LLC, New York Life Insurance Company, Dearborn Center, L.L.C., and Prime Group Realty, L.P.

            Reports on Form 8-K:

            We filed the following reports on Form 8-K during the first quarter of 2002:

            Form 8-K dated January 17, 2002 (filed January 18, 2002, File No. 001-13589) relating to the resignation letters of Michael W. Reschke, as Chairman of the Board, and Richard S. Curto, as Chief Executive Officer.

            Form 8-K dated January 17, 2002 (filed January 18, 2002, File No. 001-13589) relating to a Press Release announcing the declaration of fourth quarter 2001 preferred dividends and the suspension of payment of its fourth quarter 2001 common share dividend.

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


                                          PRIME GROUP REALTY TRUST

                                          Registrant

Date:    May 14, 2002                     /s/  Louis G. Conforti
                                          ----------------------
                                          Louis G. Conforti
                                          Co-President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer of the
                                          registrant)


                                                              Exhibit 12.1
                                                                                                                      Exhibit 12.1
                                   Prime Group Realty Trust and The Predecessor

                              Statements Regarding Computation of Ratios of Earnings
                            to Combined Fixed Charges and Preferred Share Distributions
                                              (Dollars in Thousands)

                                                                       Prime Group Realty Trust - Historical
                                               -------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                                                                                       November 17,
                                                     Three Months                                                      1997 through
                                                        Ended                        Year ended                        December 31,
                                                      March 31,                     December 31,                           1997
                                               ------------------------- ----------------------------------- -----------
 Earnings:                                         2002        2001          2001       2000        1999        1998        1997
                                               ------------------------- -----------------------------------------------------------
    (Loss) income before preferred share
      distributions and minority interests
      per the consolidated financial
      statements.............................    $ (34,259)    $ 1,997   $  (13,482)   $  23,529   $ 33,567    $  30,866      $1,427
    Interest expense.........................       11,434      13,317       51,851       55,755     42,648       30,901       1,680
    Amortization of debt issuance costs......          760         893        4,000        3,012      2,424        1,230         140
                                               ------------------------- -----------------------------------------------------------
 (Loss) earnings.............................    $ (22,065)    $16,207   $   42,369    $  82,296   $ 78,639    $  62,997      $3,247
                                               ========================= ===========================================================

 Fixed charges:
    Interest expense.........................    $  11,434     $13,317   $   51,851    $  55,755   $ 42,648    $  30,901      $1,680
    Capitalization of interest expense.......        6,593       3,923       23,874       14,232      7,986        2,498           -
    Amortization of debt issuance costs......          760         893        4,000        3,012      2,424        1,230         140
    Preferred share distributions............        3,199       3,036       12,150       12,147     12,103        7,971         345
                                               ------------------------- -----------------------------------------------------------
 Total fixed charges.........................    $  21,986     $21,169   $   91,875    $  85,146   $ 65,161    $  42,600      $2,165
                                               ========================= ===========================================================

 Ratio of earnings to combined fixed charges
    and preferred share distributions........         -           -             -          -           1.21        1.48         1.50
                                               ========================= ===========================================================

 (Deficit) excess of earnings to combined
    fixed charges and preferred share            $ (44,051)   $ (4,962)  $  (49,506)    $ (2,850)  $ 13,478    $  20,397      $1,082
    distributions............................
                                               ========================= ===========================================================

 Funds from operations:
    Funds from operations (1)................   $    6,429     $10,860    $  17,680    $  43,985   $ 54,131    $  47,996      $3,439
    Interest expense.........................       11,434      13,317       51,851       55,755     42,648       30,901       1,680
    Amortization of debt issuance costs......          760         893        4,000        3,012      2,424        1,230         140
    Preferred share distributions............        3,199       3,036       12,150       12,147     12,103        7,971         345
                                               ------------------------- -----------------------------------------------------------
 Adjusted funds from operations..............    $  21,822     $28,106   $   85,681     $114,899   $111,306    $  88,098      $5,604
                                               ========================= ===========================================================

 Fixed charges:
    Interest expense.........................    $  11,434     $13,317    $  51,851    $  55,755   $ 42,648    $  30,901      $1,680
    Capitalization of interest expense.......        6,593       3,923       23,874       14,232      7,986        2,498           -
    Amortization of debt issuance costs......          760         893        4,000        3,012      2,424        1,230         140
    Preferred share distributions............        3,199       3,036       12,150       12,147     12,103        7,971         345
                                               ------------------------- -----------------------------------------------------------
 Total fixed charges.........................    $  21,986     $21,169    $  91,875    $  85,146   $ 65,161    $  42,600      $2,165
                                               ========================= ===========================================================

 Ratio of funds from operations to combined
    fixed charges and preferred share
    distributions............................            -        1.33            -         1.35       1.71         2.07        2.59
                                               ========================= ===========================================================

 (Deficit) excess of funds from operations to
    combined fixed charges and preferred
    share distributions.......................  $     (164)    $ 6,937   $   (6,194)   $  29,753   $ 46,145    $  45,498      $3,439
                                               ========================= ===========================================================


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

(2) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. The net quarterly effect for the periods ended March 31, 2002 and 2001 is $73, respectively, of revenue previously recorded in 1999.

                                                                  Exhibit 12.1

                 Prime Group Realty Trust and The Predecessor

            Statements Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                              Predecessor
                                              - Historical
                                              Period from
                                               January 1,
                                                  1997
                                                through
                                              November 16,
                                                  1997
                                              -------------
Earnings:
  Loss before preferred share distributions
   and minority interests per the combined
   financial statements...................... $  (29,050)
  Interest expense...........................     34,417
  Amortization of debt issuance costs........        630
                                              -------------
Earnings..................................... $     5,997
                                              =============

Fixed charges:
  Interest expense...........................  $  34,417
  Capitalization of interest expense.........          -
  Amortization of debt issuance costs........        630
  Preferred share distributions..............          -
                                              -------------
Total fixed charges..........................  $  35,047
                                              =============

Ratio of earnings to combined fixed charges
  and preferred share distributions..........          -
                                              =============

Deficit of earnings to combined fixed charges
  and preferred share distributions..........   $(29,050)
                                              =============

Funds from operations:
  Funds from operations (1)..................   $(14,461)
  Interest expense...........................     34,417
  Amortization of debt issuance costs........        630
  Preferred share distributions..............          -
                                              -------------
Adjusted funds from operations...............   $ 20,586
                                              =============

Fixed charges:
  Interest expense...........................   $ 34,417
  Capitalization of interest expense.........          -
  Amortization of debt issuance costs........        630
  Preferred share distributions..............          -
                                              -------------
Total fixed charges..........................   $ 35,047
                                              =============

Ratio of funds from operations to combined
  fixed charges and preferred share
  distributions..............................          -
                                              =============

Deficit of funds from operations to combined
  fixed charges and preferred share
  distributions..............................   $(14,461)
                                              =============

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