Form 10-Q
period 2002-06-30
PRIME GROUP REALTY TRUST
filed 2002-08-13
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

        On August 12, 2002, 15,691,145 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)                  PAGE

           Consolidated Balance Sheets as of June 30, 2002 and
             December 31, 2001                                               3

           Consolidated Statements of Operations for the Three Months
              Ended June 30, 2002 and 2001                                   4

           Consolidated Statements of Operations for the Six Months
              Ended June 30, 2002 and 2001                                   5

           Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2002 and 2001                           6-7

           Notes to Consolidated Financial Statements                      8-25

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          26-42

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                    43

Part II:   Other Information

Item 1.    Legal Proceedings                                                43
Item 2.    Changes in Securities and Use of Proceeds                        44
Item 3.    Defaults Upon Senior Securities                                  44
Item 4.    Submission of Matters to a Vote of Security Holders              45
Item 5.    Other Information                                                45
Item 6.    Exhibits and Reports on Form 8-K                               45-47

Signatures                                                                  48

Part I:  Financial Information

ITEM 1. FINANCIAL STATEMENTS

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                  June 30,      December 31,
                                                                    2002            2001
                                                               ---------------------------------
Assets Real estate, at cost:
  Land......................................................    $   162,142     $   193,380
  Building and improvements.................................        784,628         920,723
  Tenant improvements.......................................         70,376          82,285
  Furniture, fixtures and equipment.........................         10,135          10,128
                                                              ---------------------------------
                                                                  1,027,281       1,206,516
  Accumulated depreciation..................................        (96,312)        (97,495)
                                                              ---------------------------------
                                                                    930,969       1,109,021
  Property under development................................        276,729         224,994
  Property held for sale....................................              -           7,322
                                                              ---------------------------------
                                                                  1,207,698       1,341,337

Investments in unconsolidated entities......................          1,485          25,214
Cash and cash equivalents...................................         14,079           6,582
 Receivables,  net of allowance of $1,518 and $992 at
   June 30, 2002 and December 31, 2001, respectively:
    Tenant..................................................          2,434           4,033
    Deferred rent...........................................         21,714          21,811
    Other...................................................          1,804           3,402
Restricted cash escrows.....................................         58,366          75,962
Deferred costs, net.........................................         48,594          42,580
Other.......................................................          7,651           6,728
                                                              ---------------------------------
Total assets................................................     $1,363,825      $1,527,649
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................    $   621,089     $   762,349
Bonds payable...............................................         33,900          57,150
Construction financing......................................        165,224         105,637
Accrued interest payable....................................         14,224          10,323
Accrued real estate taxes...................................         35,576          40,251
Accounts payable and accrued expenses.......................         25,198          38,479
Construction costs payable, including retention of
  $5,529 and $7,412 at June 30, 2002 and
  December 31, 2001, respectively...........................         16,642          29,254
Liabilities for leases assumed..............................         16,358           9,925
Deficit investment in unconsolidated entity.................          5,718           5,260
Deferred hedge liability....................................          3,472           6,455
Other.......................................................         11,084          11,654
                                                              ---------------------------------
Total liabilities...........................................        948,485       1,076,737
Minority interests:
  Operating Partnership.....................................        110,263         126,806
  Other.....................................................          2,000           2,000
Series A - Cumulative Convertible Preferred Shares,
  2,000,000 shares designated, issued and outstanding at             40,000          40,000
  June 30, 2002 and December 31, 2001.......................
Shareholders' equity:
  Preferred Shares,  $0.01 par value;  30,000,000 shares
    authorized:  Series B - Cumulative Redeemable Preferred
    Shares, 4,000,000 shares designated,  issued and
    outstanding at June 30, 2002 and December 31, 2001......             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 15,691,145 and 15,703,158 shares issued and
    outstanding at June 30, 2002 and December 31, 2001,                 157             157
    respectively............................................
  Additional paid-in capital................................        329,732         329,390
  Accumulated other comprehensive loss......................         (8,436)        (11,055)
  Distributions in excess of earnings.......................        (58,416)        (36,426)
                                                              ---------------------------------
Total shareholders' equity..................................        263,077         282,106
                                                              ---------------------------------
Total liabilities and shareholders' equity..................     $1,363,825      $1,527,649
                                                              =================================

                           See notes to consolidated financial statements.

                            Prime Group Realty Trust

                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                     Three Months ended
                                                                          June 30,
                                                                        2002           2001
                                                              ---------------------------------
Revenue
Rental......................................................      $   27,874      $   26,472
Tenant reimbursements.......................................          14,874          14,721
Other property revenues.....................................           1,834           2,128
Services Company revenues...................................           1,329           1,957
Interest income and other...................................             410           1,391
                                                              ---------------------------------
Total revenue...............................................          46,321          46,669

Expenses
Property operations.........................................          12,710          11,938
Real estate taxes...........................................           9,549           9,003
Depreciation and amortization...............................           9,109           9,275
Interest....................................................           9,304          11,309
General and administrative..................................           2,470           2,240
Services Company operations.................................             874           1,867
Provision for asset impairment..............................             566               -
Strategic alternative costs.................................             651             311
Severance costs.............................................           1,979               -
Loss on extinguishments of debt.............................               -             109
                                                              ---------------------------------
Total expenses..............................................          47,212          46,052
                                                              ---------------------------------
(Loss) income before (loss) gain on sales of real estate,
  minority interests and discontinued operations............            (891)            617
(Loss) gain on sales of real estate, net....................            (988)          1,902
                                                              ---------------------------------
(Loss) income before minority interests and discontinued              (1,879)          2,519
  operations................................................
Minority interests..........................................           2,162             221
                                                              ---------------------------------
Income from continuing operations...........................             283           2,740
Discontinued operations, net of minority interests of $906
  and $(317)in 2002 and 2001, respectively..................          (1,166)            465
                                                              ---------------------------------
Net (loss) income...........................................            (883)          3,205
Net income allocated to preferred shareholders..............          (3,380)         (3,037)
                                                              ---------------------------------
Net (loss) income available to common shareholders..........      $   (4,263)   $        168
                                                              =================================

Basic and  diluted  earnings  available  to common  shares
  per  weighted-average common share: Loss before (loss)
  gain on sales of real estate and discontinued
  operations................................................     $     (0.17)    $     (0.10)
  (Loss) gain on sales of real estate, net of minority                 (0.03)           0.07
  interests.................................................
  Discontinued operations, net of minority interests........           (0.07)           0.03
                                                              ---------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted...................     $     (0.27)  $           -
                                                              =================================



                           See notes to consolidated financial statements.

                            Prime Group Realty Trust

                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                      Six Months ended
                                                                          June 30,
                                                                        2002           2001
                                                              ---------------------------------
Revenue
Rental......................................................     $    56,097      $   54,900
Tenant reimbursements.......................................          29,339          29,708
Other property revenues.....................................           3,687           4,108
Services Company revenues...................................           2,760           3,688
Interest income and other...................................           1,247           2,755
                                                              ---------------------------------
Total revenue...............................................          93,130          95,159

Expenses
Property operations.........................................          24,425          24,491
Real estate taxes...........................................          19,575          18,117
Depreciation and amortization...............................          17,793          17,638
Interest....................................................          18,847          22,492
General and administrative..................................           4,445           4,641
Services Company operations.................................           2,009           3,655
Provision for asset impairment..............................           5,737           1,500
Strategic alternative costs.................................             913             801
Severance costs.............................................           1,979               -
Loss on extinguishments of debt.............................               -             127
                                                              ---------------------------------
Total expenses..............................................          95,723          93,462
                                                              ---------------------------------
(Loss) income before (loss) gain on sales of real estate,
  minority interests, discontinued operations and cumulative
  effect of change in accounting principle..................          (2,593)          1,697
(Loss) gain on sales of real estate, net....................          (1,521)          2,736
                                                              ---------------------------------
(Loss) income before minority interests, discontinued
  operations and cumulative effect of change in accounting
  principle.................................................          (4,114)          4,433
Minority interests..........................................           5,534             702
                                                              ---------------------------------
Income from continuing operations before cumulative effect
  of change in accounting principle.........................           1,420           5,135
Discontinued operations, net of minority interests of
   $14,219 and $(651) in 2002 and 2001, respectively........         (20,410)            950
                                                              ---------------------------------
(Loss) income before cumulative effect of change in
  accounting principle......................................         (18,990)          6,085
Cumulative effect of change in accounting principle, net of
  minority interests of $218 in 2001........................               -            (321)
                                                              ---------------------------------
Net (loss) income...........................................         (18,990)          5,764
Net income allocated to preferred shareholders..............          (6,579)         (6,073)
                                                              ---------------------------------
Net loss available to common shareholders...................      $  (25,569)   $       (309)
                                                              =================================

Basic and  diluted  earnings  available  to common  shares
  per  weighted-average common share: Loss before (loss)
  gain on sales of real estate, discontinued operations
  and cumulative effect of change in accounting principle,
  net of minority interests.................................     $     (0.27)    $     (0.16)
  (Loss) gain on sales of real estate, net of minority                 (0.06)           0.10
  interests.................................................
  Discontinued operations, net of minority interests........           (1.30)           0.06
  Cumulative effect of change in accounting principle, net of
    minority interests......................................              -            (0.02)
                                                              ---------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted...................     $     (1.63)    $     (0.02)
                                                              =================================

                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Six Months ended
                                                                           June 30,
                                                                      2002           2001
                                                                  ------------------------------
Operating Activities
Net (loss) income.............................................    $  (18,990)     $   5,764
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Amortization of costs for leases assumed (included in
      rental revenue)........................................            320            392
    Net equity in income of unconsolidated investments.......           (553)          (746)
    Depreciation and amortization (including discontinued
      operations)............................................         20,134         20,981
    Unrealized loss on derivatives...........................              -            108
    Provision for asset impairment ($33,634 asset impairment
      in 2002 included in discontinued operations)...........         39,371          1,500
    Loss (gain) on sales of real estate ($3,812 loss in 2002
      included in discontinued operations)...................          5,333         (2,736)
    Minority interests.......................................        (19,753)            51
    Loss on extinguishments of debt..........................              -            127
    Cumulative effect of change in accounting principle, net
      of minority interests..................................              -            321
    Changes in operating assets and liabilities:
      Decrease in receivables.................................           443          1,189
      (Increase) decrease in other assets.....................        (1,204)            72
      Increase in accrued interest payable....................         3,901          2,100
      Increase in accrued real estate taxes...................         1,321            812
      Decrease in accounts payable and accrued expenses.......        (7,030)        (5,924)
      Decrease in liabilities for leases assumed..............             -           (573)
      Decrease in other liabilities...........................          (564)        (1,174)
                                                                 ------------------------------
Net cash provided by operating activities.....................        22,729         22,264

Investing Activities
Expenditures for real estate and equipment....................       (77,347)       (71,731)
Proceeds from sales of real estate............................        25,985         25,303
Leasing costs.................................................        (5,464)        (2,329)
Decrease (increase) in restricted cash escrows................        13,754        (21,894)
Proceeds from assignment of joint venture interest............        22,937              -
Distributions from unconsolidated entities....................         1,261            158
                                                                 ------------------------------
Net cash used in investing activities.........................       (18,874)       (70,493)

Financing Activities
Financing costs...............................................        (1,520)        (2,821)
Proceeds from mortgages and notes payable.....................           371        131,500
Repayment of mortgages and notes payable......................       (28,546)       (97,203)
Repayment of bonds payable....................................       (23,250)             -
Proceeds from construction financing..........................        59,587         52,526
Repayment of construction financing...........................             -         (8,279)
Common share repurchase.......................................             -           (478)
Proceeds from exercise of stock options.......................             -             22
Distributions to minority interest - Operating Partnership....             -         (7,254)
Dividends paid to Series B-Preferred shareholders.............        (2,250)        (4,500)
Dividends paid to Series A-Preferred shareholders.............          (750)        (1,500)
Dividends paid to common shareholders.........................             -        (10,523)
                                                                 ------------------------------
Net cash provided by financing activities.....................         3,642         51,490
                                                                 ------------------------------
Net increase in cash and cash equivalents.....................         7,497          3,261
Cash and cash equivalents at beginning of period..............         6,582         25,268
                                                                 ------------------------------
Cash and cash equivalents at end of period....................     $  14,079     $   28,529
                                                                 ==============================

                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                   (continued)

    During the six months ended June 30, 2002 and 2001 the Company sold assets, net of assumed liabilities, as follows:


                                                                          Six months
                                                                        Ended June 30,
                                                                      2002           2001
                                                                 ------------------------------
Real estate, net..............................................   $  140,921     $   23,843
Deferred costs, net...........................................        2,515            225
Deferred rent receivable......................................        2,772            120
Restricted escrows............................................        3,842           (307)
Mortgage notes payable assumed by buyer.......................     (113,085)             -
Accrued real estate taxes.....................................       (5,996)          (699)
Other liabilities and assets, net.............................          349           (615)
                                                                 ------------------------------
Net assets sold...............................................       31,318         22,567
Proceeds from sales of real estate............................       25,985         25,303
                                                                 ------------------------------
(Loss) gain on sales of real estate (1).......................   $   (5,333)    $    2,736
                                                                 ==============================

(1) $3,812 of loss on sale of real estate during the six months ended June 30, 2002 is included in discontinued operations.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
    (Dollars in thousands, except for share, per share and per unit amounts)


1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Prime Group Realty Trust's annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 28, 2002 ("Form 10-K").

    Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.      Formation and Organization of the Company

    The Company was organized in Maryland on July 21, 1997 and intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. The Company is the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and owns all of the preferred units and 58.7% and 59.4% of the common units of the Operating Partnership issued and outstanding at June 30, 2002 and December 31, 2001, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions the Company receives with respect to its common units and preferred units in the Operating Partnership.

    Prime Group Realty Services, Inc. (the "Services Company"), a wholly owned subsidiary of the Company, elected on January 2, 2001 to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code of 1986, as amended, (the "Code"). The Company consolidates the operations of the Services Company.

3.      Interest Rate Protection Agreements

    On June 30, 2002, the Company's derivative instruments were reported at their fair value as other assets of $318, a deferred hedge liability of $3,472, a reduction in investment in unconsolidated entities of $4,835 and accumulated other comprehensive loss of $8,436. The Company incurred a total comprehensive loss of $932 ($0.06 per weighted average share) for the three months ended June 30, 2002 and total comprehensive income of $3,270 ($0.21 per weighted average share) for the three months ended June 30, 2001. The Company incurred a total comprehensive loss of $16,371 ($1.04 per weighted average share) and $1,291 ($0.08 per weighted average share) for the six months ended June 30, 2002 and 2001, respectively.

4.      Income Taxes

    The Company elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

6.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of these properties sold by the Company in 2002 (See Note 8--Recent Developments) through their date of disposition.


                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                    ----------------------------------------------------
                                          2002          2001         2002         2001
                                    -----------------------------------------------------
Rental revenue....................    $   4,658     $   4,976    $   9,614   $  10,026
Tenant reimbursements.............        2,733         2,673        5,547       5,482
Other property income.............           44            53           72          90
                                    -----------------------------------------------------
  Total revenue...................        7,435         7,702       15,233      15,598

Property operations...............        1,607         1,551        3,231       3,249
Real estate taxes.................        1,614         1,530        3,156       3,059
Depreciation and amortization.....          677         1,708        2,341       3,343
Interest..........................        1,797         2,109        3,688       4,243
Loss on extinguishments of debt...            -            22            -         103
                                    -----------------------------------------------------
  Total expenses..................        5,695         6,920       12,416      13,997
                                    -----------------------------------------------------

Income before provision for asset
   impairment net loss on sale of
   real estate and minority               1,740           782        2,817       1,601
   interests......................
Provision for asset impairment....            -             -      (33,634)          -
Net loss on sale of real estate...       (3,812)            -       (3,812)          -
Minority interests................          906          (317)      14,219        (651)
                                    -----------------------------------------------------

Discontinued operations...........   $   (1,166)     $    465   $  (20,410)  $     950
                                    ====================================================


7.      Debt Covenants

    Both the first mortgage construction loan and the mezzanine construction loan for Dearborn Center, an office development located in Chicago, Illinois, contain a liquidity covenant which required the Company to maintain a minimum unrestricted cash balance (as defined in the relevant loan documents) of $20,000 at the end of every quarter. In addition, under these loans the maximum amount of distributions that can be paid to the Company's common shareholders/unitholders is 90% of funds from operations (as defined in the relevant loan documents) for the most recent four full fiscal quarters. At December 31, 2001 and March 31, 2002, the Company's unrestricted cash balance was less than $20,000 and the Company obtained waivers from the respective lenders. In consideration for the waivers from the lenders, the Company was required to deposit $2,000 into a cash collateral account over a four month period, with a $500 initial deposit made at the time the waivers were given, and to pledge, as additional collateral under the loans, the tax increment financing assistance that the Company may receive from the City of Chicago with respect to Dearborn Center. Additionally, the lenders agreed to permanently reduce the $20,000 unrestricted cash balance covenant to $17,500. At June 30, 2002, the Company's unrestricted cash balance was less than $17,500. In July 2002, concurrent with the close of a transaction with Security Capital Preferred
Growth  Incorporated   ("SCPG")  (see  "Subsequent  Events"  section  below  for
disclosure of the SCPG transaction), the Company negotiated modifications to certain loan covenants, including the unrestricted cash balance requirement. These modifications are discussed below.

    In order to consummate the SCPG transaction and obtain the consents of the construction and mezzanine lenders financing the Company's Dearborn Center project, the following covenant modifications were made with respect to the Dearborn Center construction and mezzanine loans:

a. The unrestricted cash liquidity covenant was reduced from $17,500 to $7,500, and any funds in the Citadel Escrow (as defined below) in excess of $10,000 constitute unrestricted cash for the purposes of calculating the liquidity covenant;
b. The unrestricted cash and Funds From Operations liquidity covenant contained only in the Dearborn Center mortgage loan documents was reduced from $22,500 to $12,500, and any funds in the Citadel Escrow in excess of $10,000 constitute unrestricted cash for the purposes of calculating the liquidity covenant;
c. The Consolidated EBITDA to Consolidated Total Interest Expense ratio was reduced from 165% to 140%;
d. The Consolidated EBITDA to Consolidated Fixed Charges A ratio was reduced from 145% to 120%;
e. The Consolidated EBITDA to Consolidated Fixed Charges B ratio was reduced from 125% to 105%; and
f. Consolidated Net Worth will be calculated without reduction for accumulated depreciation.

    The undefined capitalized terms used in the above list are defined in the relevant loan documents.

    In exchange for the above modifications, the Company agreed that if the Company desires to declare or pay any future dividends on its common or preferred shares, the Company must demonstrate compliance with the financial covenants under the Dearborn Center loans in existence prior to the foregoing modifications. In addition, the Company agreed to, among other things, to (a) deposit into escrow an additional $2,500 to fund certain hard and soft costs relating to the Dearborn Center project and (b) reallocate to other items in the project budget $1,960 of leasing commissions due the Company upon the occupancy of certain tenants of the Dearborn Center project.

    Additionally, in order to obtain the foregoing covenant modifications, the Company agreed with the Dearborn Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. ("Citadel") at One North Wacker Drive in Chicago, Illinois, which obligation was undertaken by the Company in connection with Citadel's lease of space in the Dearborn Center project. The Company agreed, beginning January, 2003, to make monthly escrow payments of $1,000 per month to an account to be used to pay these costs. The Company has pre-funded $4,000 of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. The amount of the required monthly deposit will be reduced on a pro rata basis as the Citadel space is subleased, and any amounts deposited into the Citadel Escrow will be returned to the Company as and when the Citadel space at One North Wacker Drive is subleased, subject to the satisfaction of certain conditions.

    Under the terms of three mortgage notes payable totaling $80,535, the Company is required to maintain $20,000 in unrestricted cash balances at the end of each fiscal quarter. During the second quarter of 2002, the Company obtained a waiver from the lender for the fiscal quarter ended March 31, 2002. Additionally, on June 27, 2002, in order to consummate the SCPG transaction, the Company amended the mortgage loan documents for the National City Center building in Cleveland, Ohio, the 200 South Mitchell Court building in Addison, Illinois, and the Pine Meadows, Building E in Libertyville, Illinois. The amendments reduced the unrestricted cash liquidity covenant in the loans from $20,000 to $7,500. Additionally, in connection with the liquidity covenant modification relating to the National City Center mortgage loan, the Company agreed to make, commencing July 1, 2002 and ending January 1, 2004, monthly $50 deposits into an escrow held by the lender as additional security for such loan.

    Under the terms of a $20,000 note payable collateralized by three of the Company's properties and a $9,000 letter of credit facility with the same lender, the Company is required to limit the amount of distributions that can be paid on its common shares and units to a maximum of 90% of funds from operations (as defined in the relevant loan documents) for each calendar year. At December 31, 2001, the Company did not meet this requirement with respect to calendar year 2001. In March 2002, the Company obtained amendments to the loan and the letter of credit facility. Under the amendments, the Company obtained a waiver of the distribution covenant for calendar year 2001, and the Company agreed, among other things, to increase a $3,500 guaranty related to a $12,500 mezzanine facility on its 33 West Monroe property with the same lender to a full guaranty of this mezzanine loan. Also, in order to consummate the SCPG transaction, on July 16, 2002, further modifications were made under both of the aforementioned loan facilities to a debt service coverage test.

    The Company's financial covenants contained in many of its loan agreements and guarantee agreements with its lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and various other financial covenants. Compliance with these covenants is highly dependent on the Company's financial results (including but not limited to a failure of one or more of the Company's significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurance that the Company will meet these covenants in the future and, if the Company does not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

    Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms. This could also adversely affect the Company's ability to obtain additional sources of financing or equity capital.

8.      Recent Developments

    During the period from January 1, 2002 through June 30, 2002, the Company acquired and sold the following operating properties and parcels of land. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the debt terms):


                                                       Net
                                                     Rentable                                    Month
                                                      Square         Acquisition   Mortgage    Acquired/
             Property                  Location     Feet/Acres       Cost/Sales      Debt        Sold
                                                                        Price
-----------------------------------------------------------------------------------------------------------
Acquired
Land:
  Aurora Land                      Aurora, IL         33.0 Acres      $ 2,700           -      February
  Batavia Land (1)                 Batavia, IL        18.8 Acres        2,400           -        March
  Carol Stream Land (1)            Carol Stream, IL    6.1 Acres          800           -        March

                                                      --------------------------------------
                                                      57.9 Acres      $ 5,900           -
                                                      ======================================

Sold
Land:
  Aurora Land                      Aurora, IL         52.5 Acres      $ 7,000      $2,800      February
  Aurora Land (2)                  Aurora, IL         19.7 Acres        3,400       2,200      February
                                                      --------------------------------------
                                                      72.2 Acres      $10,400      $5,000
                                                      ======================================
Office: (3)
  2000 York Road (Oak Brook
    Business Center)               Oak Brook, IL       200,865
  2100 Swift Drive                 Oak Brook, IL        58,000
  6400 Shafer Court                Rosemont, IL        166,749
  1699 E. Woodfield Road
    (Citibank Plaza)               Schaumburg, IL      106,003
  3800 and 3850 North Wilke Road
    and 3930 Ventura Drive         Arlington           236,771
    (Commerce Point)                  Heights, IL
  2205-2255 Enterprise Drive
    (Enterprise Office Center)     Westchester, IL     129,655
  1900 Algonquin Road/2000-2060
    Algonquin Road (Salt Creek
    Office Center/Sun Annex)       Schaumburg, IL      125,963
  1700 East Golf Road
     (Two Century Centre)          Schaumburg, IL      219,842
  850, 860, 870 and 1000
    Technology Way (Pine Meadows   Libertyville, IL    203,611
    Corporate Center)
                                                      --------------------------------------
                                                     1,447,459        $131,156    $113,085         June
                                                      ======================================

(1) These parcels were acquired by the Operating Partnership from affiliates of Mr. Stephen J. Nardi, a Company Trustee and Chairman of the Board, in exchange for 344,331 limited partner common units. These acquisitions complete the Company's obligation under a contract entered into with affiliates of Mr. Nardi as part of its initial public offering.

(2) The Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this sale, the Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10,350. The Services Company has contracted with a third party to acquire this property for a purchase price of $10,350. As part of the sale, the Services Company will master lease vacant space in the building for two years for a total rent of approximately $666.

(3) On June 26, 2002, the Company completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131,156, excluding the assumption of $113,085 of debt related to the properties ("Blackstone Sale"). The Company recorded a $33,634 provision for asset impairment during the quarter ended March 31, 2002 related to these properties based upon the Company's revised holding period. The Company recorded an additional $3,812 loss on sale during the quarter ended June 30, 2002 relating primarily to the write-off of certain deferred assets associated with these properties.

    The Company has a lease with Citadel for space in Dearborn Center and has agreed to reimburse Citadel for the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's lease (the "Citadel Reimbursement Obligations") for space executed at One North Wacker Drive in downtown Chicago, Illinois. The Citadel Reimbursement Obligations include a nominal gross rental obligation of approximately $82,000 over the initial term of the lease. The Company intends to mitigate its financial obligations by subleasing the space. For the three months ended March 31, 2002, the Company recorded an additional $8,000 in liabilities for leases assumed increasing its estimate of the anticipated net liability related to this obligation to $11,500 based on changes in the Company's subleasing assumptions. In June 2002, a sublease covering 10,000 square feet of the space at One North Wacker Drive was executed. The Dearborn Center construction and mezzanine lenders have required the Company to create and fund the Citadel Escrow to collateralize certain potential costs and expenses that may be incurred by the Company in connection with the Citadel Reimbursement Obligations.

    In January 2000, the Company entered into an office lease with Bank One, NA ("Bank One") for approximately 617,000 square feet in the Company's Dearborn Center project. Pursuant to the terms of the lease, the Company, as the landlord under the lease, previously notified Bank One that rent is expected to commence on the first 233,361 square feet of the leased premises on September 6, 2002, subject to the Company substantially completing base building construction, and that rent is expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 23, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One has informed the Company that it rejects these commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement date occurs. Any delay in the commencement date of the lease should not result in a permanent loss of income, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. The Company disputes the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding the alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

    The Company believes that Bank One's positions are not persuasive, and that the Company would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, the Company would receive gross rents of approximately $4,018 in 2002 and $16,054 in 2003. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule, this may negatively impact the Company's ability to meet its financial and contractual obligations, including compliance with certain debt covenants.

    On January 2, 2002, the Company replaced previously issued letters of credit totaling $48,810 with letters of credit totaling $25,241 issued by LaSalle Bank, N.A. The letters of credit provide credit support for certain Industrial Development Revenue Bonds ("IDRBs"). The IDRBs are secured by collateral consisting of 2,470,933 square feet of manufacturing facilities located in Chicago, Illinois and Hammond and East Chicago, Indiana. The letters of credit have an annual cost of 2.35% and a term of five years. As part of this transaction, the Company purchased $23,250 of the IDRBs utilizing $23,000 of funds from escrows previously securing the $48,810 letters of credit and $250 of cash. Under the new letter of credit facility, the Company has guaranteed all of the borrower's reimbursement obligations. Additionally, the Company pledged the $23,250 of bonds purchased, as well as 304,506 square feet of industrial office space in Arlington Heights, Illinois, as security for its obligations under the guaranty.

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

    On January 16, 2002, the Company assigned its interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to its joint venture partner for $22,937 and used a portion of the proceeds to repay the $16,500 it borrowed from the joint venture partner in 2001. The Company also received an option which expired, unexercised, on June 28, 2002 to repurchase its interest in the joint venture for $22,937 plus a 10% compounded return.

    On January 16, 2002, due to a number of factors, including the Company's capital resources and needs, the Company's Board decided not to declare a dividend on the common shares/units for the fourth quarter of 2001.

    On February 15, 2002, the Company extended the maturity date of the letter of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee from May 9, 2002 to November 9, 2002 for a fee of $35.

    On February 22, 2002, the Company amended the securities purchase agreement with SCPG, and agreed to pay a deferral payment, as defined, of 3.5% of the $40,000 aggregate liquidation value of the Company's outstanding Series A preferred shares. The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002. The accrued deferral payment was paid in full when the Company's Operating Partnership purchased all of the Series A preferred shares on July 16, 2002 (see "Subsequent Events").

     On March 19, 2002, the Company entered into an agreement  appointing Julien
J. Studley, Inc. as its exclusive agent to lease space on its behalf related to the Citadel Reimbursement Obligations. Mr. Jacque M. Ducharme, a Trustee of the Company, is the President of Julien J. Studley, Inc. Mr. Ducharme has informed the Company he will receive no portion of commissions due under the agreement, other than the compensation he customarily receives from Julien J. Studley, Inc. based on its general profitability.

    On each of January 15, February 15, March 1, and March 31, 2002, the Company extended a mortgage note payable collateralized by the land the Company owns in Aurora, Illinois. On March 31, 2002, the Company extended the loan until May 31, 2002 for a fee of $30, plus expenses of the lender, and agreed that the interest rate would be 28% per annum for the period commencing April 1, 2002. On June 21, 2002, the Company repaid the mortgage note payable in full.

     On April 8, 2002, the Company announced the resignations of Mr. Michael W. Reschke from his position as Chairman of the Board of Trustees of the Company and Mr. Richard S. Curto from his position as Chief Executive Officer of the Company. Mr. Reschke continues to serve as a member of the Board of Trustees of the Company. Mr. Curto's term as a member of the Board of Trustees of the Company expired on May 31, 2002. Mr. Stephen J. Nardi was appointed as Acting Chairman of the Board of Trustees of the Company on April 8, 2002. Prior to that date, Mr. Nardi was Vice Chairman of the Company's Board of Trustees since 1997. Mr. Nardi was appointed as Chairman of the Board of Trustees of the Company on May 31, 2002.

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

    On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS") held a foreclosure auction of the 7,944,893 common units of the Operating Partnership ("the Pledged Units") that Primestone Investment Partners L.P. ("Primestone") pledged to secure Primestone's obligations under two loans (the "Vornado PS Loans") owned by Vornado PS. Vornado PS purchased all of the Pledged Units at the foreclosure auction for $8.35 per common unit, the per share closing price of the Company's common shares on that date. According to public disclosures previously made by Vornado PS and Cadim Acquisition, LLC ("Cadim Acquisition") and Cadim inc. in their respective statements on Schedule 13D filed with the Securities and Exchange Commission, Cadim inc. owns a 50% participation in the Vornado PS Loans, and has been assigned 50% of the Pledged Units from Vornado PS. The Pledged Units are by their terms exchangeable for common shares of the Company on a one-for-one basis or, at the option of the Company's independent trustees, cash, except for the Pledged Units owned by Cadim Acquisition, which the Company has agreed to exchange only for common shares.

    On May 13, 2002, Vornado PS delivered a letter to the Company exercising Vornado PS's right under the Consent and Agreement, dated as of September 26, 2002, by the Company and the Operating Partnership in favor of Vornado PS to receive a position on the Board of Trustees of the Company for a term ending at the 2003 annual meeting of the shareholders of the Company. Vornado PS designated Michael Fascitelli, President of Vornado Realty Trust, as its nominee to fill this position on the Board of Trustees of the Company. This appointment will be effective upon action by the Board of Trustees of the Company, which the Company anticipates will occur in the future upon the resolution of discussions among the Company, Vornado PS and Cadim Acquisition concerning the effect of the foreclosure auction of the Pledged Units and the transfer of the Pledged Units to Vornado PS and Cadim Acquisition.

    On May 14, 2002, the Company extended the maturity date of a $10,500 mortgage loan secured by a property in Libertyville, Illinois, from April 1, 2002 to June 15, 2002. This mortgage was subsequently assumed by the buyer of this property as part of the Blackstone Sale.

    On May 14, 2002, the Company's Board of Trustees rejected as inadequate an unsolicited proposal from American Realty Investors, Inc. ("ARL") to acquire (i) the outstanding common shares/units of the Company for $7.50 in cash and two-tenths of a share of ARL preferred stock for each outstanding common share/unit and (ii) all of the Company's outstanding Series A preferred shares for $20 per share in cash and all of the Company's outstanding Series B preferred shares for one share of comparable preferred stock of ARL.

    On May 20, 2002, the Company entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, the Company's two Co-Presidents, and Mr. James F. Hoffman, the Company's Executive Vice President, General Counsel & Secretary. The agreements provide for a retention payment for calendar year 2002 of $250 for each of Messrs. Conforti and Mr. Patterson and $100 for Mr. Hoffman. The retention payments vest on a per diem basis from the beginning of calendar year 2002 so long as the participant remains an employee of the Company or its affiliates. Any unvested portions of the bonus are forfeited in the event the participant voluntarily terminates his employment. Vested portions of the retention payments are payable upon the earlier of December 31, 2002 or at the discretion of the Compensation Committee of the Company's Board of Trustees in the event of the consummation of various capital events by the Company. The entire retention payment is due and payable in the event the participant ceases to be an employee because of (i) a participant's death or disability, (ii) a change of control of the Company or (iii) the Company's termination of a participant's employment without cause. In addition, in the event the terms of a participant's employment are materially diminished by the Company, the payment also becomes due. The foregoing retention payments are considered a 2002 performance bonus distribution for the purpose of calculating any termination compensation due under the participants' previously existing employment or severance agreements with the Company. No portion of the retention payments under the foregoing retention agreements has been paid at this time.

9.      Asset Impairments

    For the three and six months ended June 30, 2002 and 2001, respectively, the Company recorded the following provisions for asset impairments:


                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                      ---------------------------- --------------------------
                                           2002           2001           2002         2001
                                      -------------- ------------- ------------ -------------
Operating properties(1)..............    $   566      $     -       $    566        $1,500
Property under development...........          -            -          4,676             -
Investment in unconsolidated entity..          -            -            495             -
                                      -------------- ------------- ------------ -------------
                                          $  566      $     -      $  $5,737        $1,500
                                      ============== ============= ============ =============

(1) Discontinued operations for the six months ended June 30, 2002 includes a provision for asset impairment of $33,634 related to properties included in the Blackstone Sale.

10.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and six months ended June 30, 2002 and 2001:



                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                            -------------------------------------------------------
                                                                (in thousands)
                                                 2002          2001          2002        2001
  (Loss) income before gain (loss) on
    sales of real estate,  minority
    interests, discontinued operations,
    cumulative effect of change in
    accounting principle and preferred

    distributions..........................  $     (891)    $     617       $ (2,593)   $  1,697
  Minority interests.......................       1,582           993          4,909       1,811
  Net income allocated to preferred
  distributions............................      (3,380)       (3,037)        (6,579)     (6,073)
                                            -------------------------------------------------------
  Loss before gain (loss) on sales of real
    estate, discontinued operations and
    cumulative of effect change in
    accounting principle...................      (2,689)       (1,427)        (4,263)     (2,565)
  Gain (loss) on sales of real estate, net
    of minority interests..................        (408)        1,130           (896)      1,627
  Discontinued operations, net of minority
    interests..............................      (1,166)          465        (20,410)        950
  Cumulative effect of change in accounting
    principle, net of minority interests...           -             -              -        (321)
                                            -------------------------------------------------------
 Numerator for earnings per share - (loss)
  income available to common shares........ $    (4,263)     $    168      $ (25,569)   $   (309)
                                            =======================================================

Denominator:
  Denominator for basic earnings per share
    - weighted-average common shares.......  15,674,183    15,635,278     15,671,608  15,619,714
  Effect of dilutive securities:
    Employee stock options.................           -             -              -           -
    Nonvested employee stock grants........           -             -              -           -
                                            -------------------------------------------------------
 Denominator for diluted earnings per share
  - adjusted weighted- average common
  shares and assumed conversions...........   15,674,183    15,635,278    15,671,608  15,619,714
                                            =======================================================

Basic and diluted earnings available to
common shares per weighted-average common
share
 Loss before gain (loss) on sales of real
  estate, discontinued operations and
  cumulative effect of change in
  accounting principle..................... $ (0.17)         $  (0.10)   $   (0.27)  $     (0.16)
 Gain (loss) on sales of real estate, net
  of minority interests....................   (0.03)             0.07        (0.06)         0.10
 Discontinued operations, net of minority
  interests................................   (0.07)             0.03        (1.30)         0.06
Cumulative effect of change in accounting
  principle, net of minority interests.....       -                 -            -         (0.02)
                                            -------------------------------------------------------
 Net (loss) income available per
  weighted-average common share of
  beneficial interest - basic and diluted.. $ (0.27)          $     -     $  (1.63)       $(0.02)
                                            =======================================================


    Options to purchase 2,115,755 and 2,550,642 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the three months ended June 30, 2002 and 2001, respectively, because the effect would be antidilutive. Options to purchase 2,204,673 and 2,562,698 of the Company's common shares were excluded in the computation of diluted earnings available to common shares for the six months ended June 30, 2002 and 2001, respectively, because the effect would be antidilutive.

    The Company had nonvested stock grants for 17,773 and 25,417 shares outstanding during the three months and six months ended June 30, 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    The Company had 11,057,485 and 10,719,335 weighted-average common units outstanding during the three months ended June 30, 2002 and 2001, respectively, of which 11,057,485 and 10,609,612, respectively, may be converted (on a one for one basis) into common shares at the option of the Company. The convertible common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

    The Company had 2,000,000 Series A preferred shares outstanding during the six months ended June 30, 2002 and 2001 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

11.     Segment Reporting

    The following summarizes the Company's historical segment operating results for the three and six months ended June 30, 2002 and 2001:


                                               Three months ended June 30, 2002
                                    -------------------------------------------------------
                                                                 Corporate/
                                                                 Operating
                                         Office   Industrial    Partnership       Total
                                    -------------------------------------------------------
Total revenue......................   $  39,820     $  4,851     $  1,650      $  46,321
Total expenses.....................     (36,193)      (4,192)      (6,827)       (47,212)
Loss on sales of real estate, net..           -         (988)           -           (988)
                                    -------------------------------------------------------
Income (loss) before minority
  interests, discontinued
  operations and cumulative
  effect of change in
  accounting principle.............       3,627         (329)      (5,177)        (1,879)
FFO adjustments:
  Real estate depreciation and
    amortization...................       6,670        1,445           79          8,166
  Straight-line rental revenue.....      (1,081)        (155)           -         (1,236)
  Straight-line rental revenue
    from joint venture.............         (96)           -            -            (96)
  Straight-line rental revenue
    from discontinued operations             50            -            -             50
  Amortization of costs for
    leases assumed.................         157            -            -            157
  Joint venture adjustments........         844            -            -            844
  Adjustment for provision for
    asset impairment...............         566            -            -            566
  Adjustment for sale of
    operating properties...........           -          988            -            988
  Adjustment for discontinued
    operations.....................       2,389            -            -          2,389
  Net income allocated to
    preferred shareholders.........           -            -       (3,380)        (3,380)
                                    -------------------------------------------------------
Funds from operations excluding
  straight-line rental revenue.....      13,126        1,949       (8,478)         6,597
  Straight-line rental revenue.....       1,081          155            -          1,236
  Straight-line rental revenue from
     joint venture.................          96            -            -             96
  Straight-line rental revenue
    from discontinued operations            (50)           -            -            (50)
                                    -------------------------------------------------------
Funds from operations including
  straight-line rental revenue.....   $  14,253     $  2,104      $(8,478)     $   7,879
                                    =======================================================



                                               Three months ended June 30, 2001
                                    -------------------------------------------------------
                                                                Corporate/
                                                                Operating
                                       Office     Industrial   Partnership      Total
                                    -------------------------------------------------------
Total revenue......................   $  40,532    $   2,978    $   3,159      $  46,669
Total expenses.....................     (25,054)      (3,701)     (17,297)       (46,052)
Gain on sales of real estate, net..         306        1,596            -          1,902
                                    -------------------------------------------------------
Income (loss) before minority
  interests, discontinued
  operations and cumulative
  effect of change in
  accounting principle..............     15,784          873      (14,138)         2,519
FFO adjustments:
  Real estate depreciation and
    amortization....................      6,158        1,832           80          8,070
  Straight-line rental revenue......     (1,418)       1,476            -             58
  Straight-line rental revenue
    from joint venture..............       (153)           -            -           (153)
  Straight-line rental revenue
    from discontinued operations            (88)           -            -            (88)
  Amortization of costs for
    leases assumed..................        196            -            -            196
  Joint venture adjustments.........        836            -            -            836
  Adjustment for sale of operating
    properties......................       (311)      (1,591)           -         (1,902)
  Adjustment for discontinued
    operations......................      2,440            -            -          2,440
  Net income allocated to preferred
    shareholders....................          -            -       (3,037)        (3,037)
                                    -------------------------------------------------------
Funds from operations excluding
  straight-line rental revenue......     23,444        2,590      (17,095)         8,939
  Straight-line rental revenue......      1,506       (1,476)           -             30
  Straight-line rental revenue from
    joint venture...................        153            -            -            153
  Straight-line rental revenue
    from discontinued operations....         88            -            -             88
                                    -------------------------------------------------------
Funds from operations including
  straight-line rental revenue......  $  25,103    $   1,114     $(17,095)     $   9,122
                                    =======================================================




                                                 Six months ended June 30, 2002
                                      -----------------------------------------------------
                                                                  Corporate/
                                                                  Operating
                                         Office     Industrial   Partnership     Total
                                      -----------------------------------------------------

Total revenue.........................  $  79,503     $  9,797   $   3,830      $   93,130
Total expenses........................    (70,612)      (8,408)    (16,703)       (95,723)
Loss on sale of real estate, net......          -       (1,521)          -         (1,521)
                                      -----------------------------------------------------
Income (loss) before minority
  interests, discontinued operations
  and cumulative effect of change in
  accounting principle................      8,891         (132)    (12,873)         (4,114)
FFO adjustments:
  Real estate depreciation and
    amortization......................     13,056        2,790         156          16,002
  Straight-line rental revenue........     (2,306)        (438)          -         (2,744)
  Straight-line rental revenue from
    joint venture.....................       (202)           -           -           (202)
  Straight-line rental revenue from
    discontinued operations...........         84            -           -             84
  Amortization of costs for leases
    assumed...........................        320            -           -             320
  Joint venture adjustments...........      1,687            -           -           1,687
  Adjustment for provision for asset
    impairment........................        566            -           -             566
  Adjustments for sale of operating
    property..........................          -        1,313           -           1,313
  Adjustment for discontinued
    operations........................      5,113            -           -           5,113
  Net income allocated to preferred
    shareholders......................          -            -      (6,579)        (6,579)
                                      -----------------------------------------------------
Funds from operations excluding
   straight-line rental revenue.......     27,209        3,533     (19,296)         11,446
  Straight-line rental revenue........      2,222          438           -           2,660
  Straight-line rental revenue from
    joint venture.....................        202            -           -             202
  Straight-line rental revenue from
    discontinued operations...........        (84)           -           -            (84)
                                      -----------------------------------------------------
Funds from operations, including
  straight-line rental revenue........  $  29,633     $  3,971    $(19,296)     $   14,308
                                      =====================================================





                                                 Six months ended June 30, 2001
                                      -----------------------------------------------------
                                                                  Corporate/
                                                                  Operating
                                         Office     Industrial   Partnership     Total
                                      -----------------------------------------------------

Total revenue.......................     $  81,489    $  7,695   $   5,975      $   95,159
Total expenses......................       (48,980)     (7,407)    (37,075)        (93,462)
Gain on sale of real estate, net....           717       2,019           -           2,736
                                      -----------------------------------------------------
Income (loss) before minority
  interests, discontinued operations
  and cumulative effect  of change
  inaccounting principle............        33,226       2,307     (31,100)          4,433
FFO adjustments:
  Real estate depreciation and
    amortization....................        12,174       3,139         156          15,469
  Straight-line rental revenue......        (3,595)      1,323           -          (2,272)
  Straight-line rental revenue from
    joint venture...................          (314)          -           -            (314)
  Straight-line rental revenue from
    discontinued operations.........          (278)          -           -            (278)
  Amortization of costs for leases
    assumed.........................           392           -           -             392
  Joint venture adjustments.........         1,671           -           -           1,671
  Adjustment for provision for asset
    impairment......................         1,500           -           -           1,500
  Adjustments for sale of operating
    property........................          (311)     (2,019)          -          (2,330)
  Adjustment for discontinued
    operations......................         4,821           -           -           4,821
  Net income allocated to preferred
    shareholders....................             -           -      (6,073)         (6,073)
                                      -----------------------------------------------------
Funds from operations excluding
   straight-line rental revenue.....        49,286       4,750     (37,017)         17,019
  Straight-line rental revenue......         3,595      (1,323)          -           2,272
  Straight-line rental revenue from
    joint venture...................           314           -           -             314
  Straight-line rental revenue from
    discontinued operations.........           278           -           -             278
                                      -----------------------------------------------------
Funds from operations, including
  straight-line rental revenue (1)..     $  53,473    $  3,427    $(37,017)     $   19,883
                                      =====================================================




(1) In accordance with SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. The Company's adoption of SFAS No. 145 during the second quarter of 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported of $131 and $230 for the three and six months ended June 30, 2001, respectively.

    The following summarizes the Company's segment assets and activity as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001:


                                                   June 30,     December 31,
                                                    2002           2001
                                                -------------------------------

Segment assets:
  Office......................................   $1,193,831    $1,313,195
  Industrial..................................      119,504       128,146
  Corporate/operating partnership.............       50,490        86,308
                                                -------------------------------
Total consolidated assets.....................   $1,363,825    $1,527,649
                                                ===============================

                                                          Six months
                                                        ended June 30,
                                                     2002           2001
                                                -------------------------------
Expenditures for real estate:
  Office......................................    $  71,770     $  65,832
  Industrial..................................        4,887         5,211
  Corporate/operating partnership ............          690           688
                                                -------------------------------
Total expenditures for real estate............    $  77,347     $  71,731
                                                ===============================


12.     Pro Forma Condensed Consolidated Statements of Operations

    The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are presented as if, at January 1, 2001, the Operating Partnership acquired one industrial property (acquired in 2001) with cash and debt proceeds and sold twelve operating properties (three sold in 2001 and nine sold in 2002) and three land parcels (one sold in 2001 and two sold in 2002). The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements contained in the Company's Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

    The unaudited Pro Forma Condensed Consolidated Statements of Operations of the Company are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations of the Company.

                                                           Six months ended
                                                               June 30,
                                                          2002          2001
                                                   -----------------------------

Total revenue ...................................   $    93,130     $  94,834
                                                   =============================
Net loss available to common shareholders  ......   $    (4,944)    $  (2,760)
                                                   =============================
Loss per diluted common share....................   $     (0.32)    $   (0.18)
                                                   =============================


Insurance

    The Company in its regular course of business maintains comprehensive liability and all risk property insurance with respect to its properties. Prior to September 11, 2001, insurance policies generally did not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance policies generally exclude terrorist acts from all risk coverage. In March 2002, when the Company's prior policies expired, the Company obtained coverage for terrorist acts for its properties of $100,000 per occurrence. Under applicable state law where most of our properties are located, any damage caused by a fire resulting from a terrorist act would be covered in excess of the foregoing limit. The Company is currently considering obtaining additional terrorist act coverage for certain of its properties. The Company is at risk for financial loss in excess of this limit for terrorist acts (as defined), which loss could be material.

13.     Subsequent Events

    On July  16,  2002,  the  Company  and its  Operating  Partnership  closed a transaction with SCPG. Prior to the closing, SCPG was the sole holder of the Company's Series A Cumulative Convertible preferred shares (the "Series A Shares"). At the closing, the Operating Partnership purchased all of the Series A Shares for a total redemption price of $42,280 through the issuance of two notes payable described below (which represents the $40,000 liquidation preference of the Series A Shares plus accrued distributions, including the accrued deferred payment amount, to the date of redemption). In addition to the foregoing, SCPG simultaneously loaned the Operating Partnership an additional $15,000.

    The Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37,280 and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20,000. The Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5,000 of the proceeds from the $20M Note. The principal amount of the Exchangeable Note is exchangeable by its terms for the Company's common shares at an exchange price of $20 per share, subject to anti-dilution adjustments. Approximately $6,750 of the proceeds from the $20M Note will be used to fund the payment of distributions on the Company's Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds will be used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

    In order to permit the purchase of the Series A Shares under the Company's charter, the Company's Board of Trustees conditionally declared distributions on its Series B Cumulative Redeemable preferred shares (the "Series B Shares") for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares was July 31, 2002, and the payment date will be August 15, 2002. The record date for the third quarter dividends on the Series B Shares will be September 30, 2002, and the payment date will be October 31, 2002. Except for the above declaration on its Series B preferred shares, the Company's existing suspension of quarterly distributions on its preferred and common shares presently remains unchanged.

     The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, and will increase to 12.50% per annum and 12.75% per annum on November 4, 2002 and February 2, 2003, respectively, and will be compounded quarterly. The interest rate on the $20M Note is 15.00% per annum. Interest only payments on the Exchangeable Note and the $20M Note are to be paid currently on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being added to outstanding principal. Each of the notes also has a fee of 0.75% for any principal repayments, whether at maturity or earlier, provided that the fee shall be reduced to 0.25% for any principal repaid within 45 days after the closing date. The notes are secured by mortgages on approximately 123 acres of vacant land owned by the Company in several Chicago suburban areas, as well as the pledge by the Operating Partnership of certain equity interests in specified property-level subsidiaries of the Company. The equity interests in the property-level subsidiaries being pledged consist of a pledge of (i) 49.9% of the membership interests in 180 N. LaSalle, L.L.C., (ii) 70% of the membership interests in each of the following entities: 342 Carol Lane, L.L.C., 343 Carol Lane, L.L.C., 370 Carol Lane, L.L.C. 388 Carol Lane, L.L.C., 200 E. Fullerton, L.L.C., 3510 Randy Road, L.L.C., 550 Kehoe Blvd., L.L.C, 4160 Madison Street, L.L.C., 4211 Madison Street, L.L.C., 4300 Madison Street, L.L.C., 1051 N. Kirk Road, L.L.C., 1401 S. Jefferson, L.L.C.,11039 Gage Avenue, L.L.C., 11045 Gage Avenue, L.L.C., 4343 Commerce Court, L.L.C., 1301 E. Tower Road, L.L.C., and 1600 167th Street, L.L.C. (iii) 100% of the membership interests in Prime Aurora, L.L.C. and (iv) Phoenix Office, L.L.C.'s right to receive distributions from Plumcor/Thistle, L.L.C. The Company and the Operating Partnership's affiliates owning the vacant land guaranteed the obligations of the Operating Partnership under the notes and the Purchase Agreement.

    Under the terms of the notes, SCPG may require repayment of all or a portion of the outstanding principal of the notes upon the occurrence of certain change of control events or if the Company's common shares cease to be listed for trading on a national securities exchange or included for quotation on the Nasdaq National Market. In addition, certain mandatory prepayments of the notes will be required in the event the Company sells its Dearborn Center project or its 180 North LaSalle Street property.

    There is a 2.00% prepayment fee on the principal amount being prepaid under each of the notes in the event of prepayments relating to certain "changes of control" of the Company if approved by the Company's Board of Trustees. Any repayments of principal on the notes must first be made on the Exchangeable Note until it is repaid, and then may be made on the $20M Note.

    The transaction documents contain certain negative, affirmative and financial covenants. These covenants require, among other things, that the Company will not be permitted to declare and pay any distributions on its outstanding equity securities so long as the notes remain outstanding, except that the Company may pay distributions on its Series B Shares to the extent that the Company prepays the notes in an amount equal to such distributions. In addition, the transaction documents contain other financial covenants that will become applicable one year after the closing of the transactions, if any amounts evidenced by the notes remain outstanding.

    The Exchangeable Note and the $20M Note each have one year terms, which may be extended for up to two periods of six months each, provided that, among other things, the aggregate outstanding principal amount of the notes at the time of the first extension is not greater than $40,000 and at the time of the second extension is not greater than $25,000. The Company must pay an extension fee of 0.50% of the aggregate outstanding principal amount of the notes each time an extension option is exercised.

    As part of the foregoing transactions, the Company has issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes are not repaid on or before April 1, 2003, and the Series A-2 warrants are exercisable only in the event the notes are not repaid on or before April 1, 2003. The Company has also issued to SCPG additional Series B and Series C warrants to purchase common shares which are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants will contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. The Company has also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal amount of the Exchangeable Note or upon the exercise of any of the warrants.

    The Company also granted SCPG the right to name a trustee to the Company's Board of Trustees, which right SCPG has informed the Company it does not presently anticipate exercising.

    Although the Company will pay distributions on its Series B Shares for the first, second and third quarters of 2002, the Company currently does not anticipate that it will declare and pay distributions on the Series B Shares for the fourth quarter of 2002. Distributions on the Series B Shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. Except as described above, the Company's existing suspension of quarterly distributions on its common shares and preferred shares remains unchanged and, as described above, the terms of the notes will prohibit payment of distributions on the Company's common shares so long as either or both of the Exchangeable Note and the $20M Note are outstanding. Any future distributions in respect of the Company's common shares may not be paid unless all accrued but unpaid preferred share distributions have been or are concurrently satisfied.

    In order to obtain the consent of the construction and mezzanine lenders financing the Company's Dearborn Center project to close the SCPG transaction, the Company agreed to, among other things, to (a) deposit into escrow an additional $2,500 to fund certain hard and soft costs relating to the Dearborn Center project, and (b) reallocate to other line items in the project budget $1,960 of leasing commissions due the Company upon the occupancy of certain tenants of the Dearborn Center project.

    Additionally, the Company agreed with the Dearborn Center lenders to establish an escrow account to secure the payment of certain costs associated with the subleasing of the space leased by Citadel at One North Wacker Drive in Chicago, Illinois. This obligation was undertaken in connection with the Citadel's lease of space in the Dearborn Center project. The Company agreed, beginning January, 2003, to make monthly escrow payments of $1,000 per month to an account to be used to pay these costs, of which the Company has pre-funded $4,000 into the escrow to be applied to the monthly payments for June, July, August and September of 2003. The amount of the required monthly deposit will be reduced on a pro rata basis as the Citadel space is subleased, and any amounts deposited into the Citadel Escrow will be returned to the Company, as and when the Citadel space at One North Wacker Drive is subleased, subject to the satisfaction of certain conditions.

     On July 22, 2002, Arthur Andersen, LLP notified the Company that they will be reducing the size of their operations and subsequently entered into discussions with the Company concerning a potential lease termination agreement. Arthur Andersen currently leases an aggregate of 656,831 net rentable square feet in two of the Company's office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.4% of the Company's total revenue for the six months ended June 30, 2002. Arthur Andersen's current net rent at these properties is below market rent for comparable buildings in the downtown Chicago office market. There can be no assurance that Arthur Andersen will continue to occupy space in the Company's portfolio, pay rent for such space on a timely basis and fulfill its lease obligations or that it will enter into a lease termination agreement. If Arthur Andersen were to cease payment of its rental obligation, this would negatively impact the Company's ability to meet financial and contractual obligations, including compliance with certain debt covenants.

    On July 29, 2002, the Company amended a mortgage loan collateralized by the Company's property located at 1455 Sequoia Drive, Aurora, Illinois. Under the amendment, the maturity date of the loan was extended from May 31, 2002 to May 31, 2003, and the per annum interest rate was increased from LIBOR plus 2.25% to LIBOR plus 2.5%.

    On August 5, 2002, the Company terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $552 of net proceeds being released to the Company, and will result in the accrual of a $189 payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by the Company at its initial public offering.

    On August 9, 2002, the joint venture which owns the Pine Meadows, Building E project extended the maturity date of a mortgage note payable collateralized by the project from July 1, 2002 to August 16, 2002 in anticipation of finalizing an agreement with the Company for the Company to withdraw as a partner and be released from any and all liabilities and guarantees in connection with the development and the related mortgage note payable.

     On August 12, 2002, the Company's Board of Trustees increased the size of the Board from five to six members by adding one Class II Trustee position. The Board simultaneously elected Douglas Crocker, II, the Chief Executive Officer and a Board member of Equity Residential Properties Trust, to fill the Class II Trustee position, which position has a term expiring at the Company's annual shareholders meeting in 2005. In addition to his positions with Equity Residential Properties Trust, Mr. Crocker is also a member of the Board of Directors of Wellsford Real Properties, Inc., a public real estate company, and a member of the Board of Directors of Ventas, Inc., a public real estate company focusing on the ownership and acquisition of health care properties.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of completed properties as of June 30, 2002 consists of 15 office properties containing an aggregate of 6.4 million net rentable square feet and 30 industrial properties containing an aggregate of 3.9 million net rentable square feet. We also own a joint venture interest in two office properties containing an aggregate of 1.3 million net rentable square feet. We are currently developing Dearborn Center in downtown Chicago, a 1.5 million rentable square foot office tower that is scheduled to be available for low-rise occupancy by the end of the third quarter of 2002 and final completion in the second quarter of 2003. We own approximately 97% of this property and we consolidate its operations. Our portfolio also includes approximately 202.1 acres of developable land and rights to acquire more than 31.6 additional acres of developable land.

    In terms of net rentable square feet, approximately 86.5% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area accounted for approximately 92.4% of our total rental and tenant reimbursement revenue for the six months ended June 30, 2002. Our other office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas.

    Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio, subject to market conditions.

Forward-Looking Statements

    The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on our financial performance; risks associated with our high level of leverage and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and/or failure to pay rent; the risk that we may be unable to finance our development and short-term operational activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2002.

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

Results of Operations: Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

     In analyzing the operating results for the quarter ended June 30, 2002, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2001 are due principally to increased property insurance costs, increased real estate taxes and lower occupancy in 2002, offset by the effect of reduced rental income in 2001 from the bankruptcy of a tenant, increases principally due to the sale of one property in the first quarter of 2001 and the sale of two properties in the second quarter of 2001 (collectively, the "Sold Properties") and the addition of a full three months of operating results in 2002 for one property acquired during the third quarter of 2001 (the "Additional Property"). The operating results for the nine properties sold subsequent to December 15, 2001 are reflected in Discontinued Operations in accordance with SFAS 144.

    For the three months ended June 30, 2002, rental revenue increased $1.4 million, or 5.3%, to $27.9 million, tenant reimbursement income increased $0.2 million, or 1.0%, to $14.9 million, other property revenue decreased $0.3 million or 13.8%, to $1.8 million, property operating expenses increased $0.8 million or 6.5% to $12.7 million, real estate tax expense increased $0.5 million or 6.1% to $9.5 million, and depreciation and amortization decreased $0.2 million or 1.8% to $9.1 million as compared to the three months ended June 30, 2002. The inclusion of a full three months of operating results for the Additional Property increased revenues by $0.2 million. The exclusion of operating results for the Sold Properties during the three months ended June 30, 2002, decreased rental income by $0.1 million, property operating expenses by $0.1 million and real estate tax expense by $0.1 million. Properties held for three full months in both 2002 and 2001 resulted in increased rental income of $1.3 million due to the effect of reduced rental income of $1.6 million in 2001 from the bankruptcy of a tenant offset by a $0.3 million decrease primarily due to lower occupancy in 2002, tenant reimbursement income of $0.1 million, property operating expenses of $0.9 million primarily due to a $0.5 million increase in property insurance costs, real estate tax expense of $0.6 million and depreciation and amortization of $0.1 million, offset by a decrease in other property revenues of $0.3 million.

    Interest income and other revenue decreased $1.0 million or 70.5% to $0.4 million during the three months ended June 30, 2002 primarily due to a decrease in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances.

    For the three months ended June 30, 2002, the Services Company's revenues decreased $0.6 million, or 32.1% to $1.3 million, primarily due to decreased construction revenue offset by increased consulting income.

    Interest expense decreased $2.0 million, or 17.7%, to $9.3 million during the three months ended June 30, 2002. The decrease was principally due to decreases in the index rate for certain variable rate debt.

    For the three months ended June 30, 2002, we recorded a $0.6 million provision for asset impairment representing the write-down of an operating property to current estimated fair value.

    General and administrative expense increased $0.2 million or 10.3% to $2.5 million during the three months ended June 30, 2002. The increase was principally due to retention bonuses recorded in 2002.

    For the three months ended June 30, 2002, we recorded $2.0 million of severance costs resulting from a reduction of corporate management and support staff.

    For the three months ended June 30, 2002, the Services Company's operating expenses decreased $1.0 million, or 53.2% to $0.9 million primarily due to decreased construction costs.

    For the three months ended June 30, 2002, we incurred $0.6 million in expenses in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

    For the three months ended June 30, 2002, the net loss on sales of real estate was $1.0 million, as described in "Recent Developments." For the three months ended June 30, 2001, the net gain on sales of real estate was $1.9 million.

    Income allocated to minority interests decreased $1.9 million to a $2.2 million loss for the three months ended June 30, 2002 due to a decrease in income before minority interests and discontinued operations of $4.4 million to a $1.9 million loss. The decrease in income before minority interests and discontinued operations is due to a $0.6 million provision for asset impairment, $2.0 million of severance costs and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

    In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and (loss)/gain on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for both periods presented. The decrease in discontinued operations is primarily due to the loss on the sale of the properties sold in 2002.

    Net income decreased $4.1 million, or 127.6%, to a $0.9 million loss for the three months ended June 30, 2002 due to the changes in revenue, expenses, provision for asset impairment, severance costs and minority interests described above associated with dispositions and new leasing and releasing of tenant space.

Results of Operations: Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

    In analyzing the operating results for the six months ended June 30, 2002, the changes in rental and tenant reimbursements income, other property revenues, property operating expenses, real estate taxes and depreciation and amortization from 2001 are due principally to increased property insurance costs, increased real estate taxes and lower occupancy in 2002, offset by the addition of a full six months of operating results in 2002 for one property acquired during the third quarter of 2001 (the "Additional Property") and increases principally due to the sale of one property in the first quarter of 2001 and two properties in the second quarter of 2001 (collectively, the "Sold Properties"). The operating results for the nine properties sold subsequent to December 15, 2001 are reflected in Discontinued Operations in accordance with SFAS 144.

    For the six months ended June 30, 2002, rental revenue increased $1.2 million, 2.2%, to $56.1 million, tenant reimbursement income decreased $0.4 million, or 1.2%, to $29.3 million, other property revenue decreased $0.4 million or 10.2%, to $3.7 million, property operating expenses decreased $0.1 million or 0.3% to $24.4 million, real estate tax expense increased $1.5 million or 8.0% to $19.6 million, and depreciation and amortization increased $0.2 million or 0.9% to $17.8 million as compared to the six months ended June 30, 2001. The Additional Property resulted in increased rental income of $0.3 million, tenant reimbursement income of $0.1 million, real estate tax expense of $0.1 million and depreciation and amortization of $0.1 million. The Sold Properties resulted in decreased rental income of $0.6 million, other property revenues of $0.1 million, property operating expenses of $0.4 million and real estate tax expense of $0.2 million, offset by increased tenant reimbursement income of $0.1 million. Properties held for six months in both 2002 and 2001 resulted in increased rental income of $1.5 million due to the effect of reduced rental income of $1.6 million in 2001 from the bankruptcy of a tenant offset by a $0.1 million decrease due to lower occupancy in 2002, property operating expenses of $0.3 million, real estate tax expense of $1.6 million primarily due to the reassessment of a downtown Chicago office property and depreciation and amortization of $0.5 million, offset by decreased tenant reimbursement income of $0.6 million primarily due to lower occupancy in 2002 and other property revenues of $0.3 million.

    Interest income and other revenue decreased $1.5 million, or 54.7%, to $1.2 million during the six months ended June 30, 2002 primarily due to a decrease in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances.

    For the six months ended June 30, 2002, the Services Company's revenues decreased $0.9 million, or 25.2%, to $2.8 million primarily due to decreased construction revenues offset by increased consulting income.

    Interest expense decreased $3.7 million, or 16.2%, to $18.8 million during the six months ended June 30, 2002. The decrease was due to decreases in the index rate for certain variable rate debt.

    General and administrative expense decreased $0.2 million, or 4.2%, to $4.4 million during the six months ended June 30, 2002, primarily due to decreased professional fees in 2002 offset by retention bonuses paid in 2002.

    For the six months ended June 30, 2002, we recorded $2.0 million of severance costs resulting from a reduction of corporate management and support staff.

    For the six months ended June 30, 2002, we recorded a $5.7 million provision for asset impairment representing the write-down of an operating property, certain development properties and an investment in an unconsolidated entity to current estimated fair value.

    For the six months ended June 30, 2002, we incurred $0.9 million in expenses in our pursuit of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

    For the six months ended June 30, 2002, the Services Company's operating expenses decreased $1.6 million, or 45.0%, to $2.0 million primarily due to decreased construction costs.

    For the six months ended June 30, 2002, the net loss on sales of real estate was $1.5 million, as described in "Recent Developments." For the six months ended June 30, 2001, the net gain on sales of real estate was $2.7 million

    Income allocated to minority interests decreased $4.8 million to a $5.5 million loss for the six months ended June 30, 2002 due to a decrease in income before minority interests, discontinued operations, and the cumulative effect of a change in accounting principles of $8.5 million, or 192.8%, to a $4.1 million loss. The decrease in income before minority interests, discontinued operations, and the cumulative effect of a change in accounting principles is primarily due to $2.0 million of severance costs, a $5.7 million provision for asset impairment, the net loss on sales of real estate, and to the Additional Properties and Sold Properties and the effects they had on revenue and expenses, as described above.

    In accordance with SFAS 144, "Accounting for the Impairment or Disposal or Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and (loss)/gain on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for both periods presented. The decrease in discontinued operations is primarily due to the loss on the sale of the properties sold in 2002.

    The cumulative effect of the change in accounting principles, net of minority interests, was $0.3 million for the six months ended June 30, 2001.

    Net income decreased $24.8 million, or 429.5%, to a $19.0 million loss for the six months ended June 30, 2002 due to the changes in revenue, expenses, net loss on the sale of real estate, provision for asset impairment, severance costs and minority interests, described above associated with acquisitions, dispositions and new leasing and releasing of tenant space.

Historical Cash Flows

    We had net cash provided by operating activities of $22.7 million and $22.3 million for the six months ended June 30, 2002 and 2001, respectively. The $0.4 million increase in net cash provided by operating activities was primarily due to a $0.2 million increase in the net equity in income of unconsolidated entities, a $37.9 million increase in provision for asset impairment, a $8.1 million decrease in net gain on sales of real estate, a $1.8 million increase in accrued interest payable, a $0.5 million increase in accrued real estate taxes, a $0.6 million increase in liabilities for leases assumed, and a $0.6 million increase in other liabilities, offset by a $24.8 million decrease in net income, a $0.1 million decrease in amortization of costs for leases assumed, a $0.8 million decrease in depreciation and amortization, a $0.1 million decrease in unrealized loss on derivatives, a $19.8 million increase in the loss allocated to minority interests, a $0.1 million decrease in extraordinary items, a $0.3 million decrease in cumulative effect of a change in accounting principles, a $0.7 million decrease in receivables, a $1.3 million increase in other assets, and a $1.1 million decrease in accounts payable and accrued expenses.

    We had net cash used in investing activities of $ 18.9 million and $70.5 million for the six months ended June 30, 2002 and 2001, respectively. The $51.6 million increase in net cash used in investing activities was primarily due to a $0.7 million increase in proceeds from sales of real estate, a $35.6 million decrease in restricted cash escrows, a $22.9 million increase in proceeds from joint ventures, and a $1.1 million increase in investment in unconsolidated subsidiaries, offset by a $5.6 million increase in expenditures for real estate and equipment, principally related to property development, and a $3.1 million increase in leasing costs.

    We had net cash provided by financing activities of $3.6 million and $51.5 million for the six months ended June 30, 2002 and 2001, respectively. The $47.9 million decrease in net cash provided by financing activities was primarily due to $131.2 million decrease in proceeds from mortgage notes payable, and a $23.4 million increase in the repayment of bonds payable, offset by a $1.3 million decrease in financing costs, a $68.7 million decrease in the repayment of mortgage notes payable, a $7.1 million increase in proceeds from construction financing, a $8.3 million decrease in repayment of construction financing, a $0.5 million decrease in common share repurchases, a $7.3 million decrease in distributions paid to minority interest unitholders, and a $2.3 million decrease in dividends to Series B Preferred shareholders, a $0.8 million decrease in dividends to Series A Preferred shareholders, a $10.5 million decrease in dividends paid to common shareholders.

Liquidity and Capital Resources

    Recent Developments. As previously disclosed, we and our financial advisors have been exploring the possibility of various strategic alternatives, including the possible sale or joint venture of all or a portion of our office and industrial portfolios, and the possible sale of the entire Company or a similar business combination transaction. On June 26, 2002, we sold nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131. 2 million, including the assumption of $113.1 million of debt related to the properties. We continue to pursue possible other strategic transactions, whether property-specific or corporate, that would be beneficial to our shareholders; however, there can be no assurance that we will complete any other transaction on terms that are favorable to us or that any other strategic transaction or transactions will occur.

    On July 16, 2002, we closed a transaction with SCPG. Prior to the closing, SCPG was the sole holder of the Company's Series A Cumulative Convertible preferred shares (the "Series A Shares"). At the closing, our Operating Partnership purchased all of the Series A Shares for a total redemption price of $42.3 million in exchange for two notes payable described below (which represents the $40.0 million liquidation preference of the Series A Shares plus accrued distributions, including the accrued deferred payment amount, to the date of purchase). In addition to the foregoing, SCPG simultaneously loaned our Operating Partnership an additional $15.0 million.

    Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million, and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note is exchangeable by its terms for the our common shares at an exchange price of $20 per share, subject to anti-dilution adjustments.

    In order to permit the redemption of the Series A Shares under our charter, our Board of Trustees declared distributions on our Series B Cumulative
Redeemable preferred shares (the "Series B Shares") for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares was July 31, 2002, and the payment date will be August 15, 2002. The record date for the third quarter dividends on the Series B Shares will be September 30, 2002, and the payment date will be October 31, 2002. Except for the foregoing declaration on our Series B preferred shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged. Approximately $6.8 million of the proceeds from the $20M Note will be used to fund the payment of distributions on the our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds will be used to fund certain escrow accounts described below, pay expenses related to the transactions and for general operating purposes.

     The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, and will increase to 12.50% per annum on November 4, 2002 and 12.75% per annum on February 2, 2003, and will be compounded quarterly. The interest rate on the $20M Note is 15.00% per annum. Interest only payments on the notes are to be paid currently on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being added to outstanding principal. Each of the notes also has a fee of 0.75% for any principal repayments, whether at maturity or earlier, provided that the fee is reduced to 0.25% for any principal repaid within 45 days after the closing date. The notes are secured by mortgages on approximately 123 acres of vacant land we own in several Chicago suburban areas, as well as the pledge by our Operating Partnership of certain equity interests in specified property-level subsidiaries. The equity interests in the property-level subsidiaries being pledged consist of a pledge of (i) 49.9% of the membership interests in 180 N. LaSalle, L.L.C., (ii) 70% of the membership interests in each of the following entities: 342 Carol Lane, L.L.C., 343 Carol Lane, L.L.C., 370 Carol Lane, L.L.C. 388 Carol Lane, L.L.C., 200 E. Fullerton, L.L.C, 3510 Randy Road, L.L.C., 550 Kehoe Blvd., L.L.C,. 4160 Madison Street, L.L.C., 4211 Madison Street, L.L.C., 4300 Madison Street, L.L.C., 1051 N. Kirk Road, L.L.C., 1401 S. Jefferson, L.L.C.,11039 Gage Avenue, L.L.C., 11045 Gage Avenue, L.L.C., 4343 Commerce Court, L.L.C., 1301 E. Tower Road, L.L.C., 1600 167th Street, L.L.C., and 4343 Commerce Court, L.L.C., (iii) 100% of the membership interests in Prime Aurora, L.L.C. and (iv) Phoenix Office, L.L.C.'s right to receive distributions from Plumcor/Thistle, L.L.C. Our affiliates owning the vacant land guaranteed the obligations of our Operating Partnership under the notes and the Purchase Agreement.

    Under the terms of the notes, SCPG may require repayment of all or a portion of the outstanding principal of the notes upon the occurrence of certain change of control events or if our common shares cease to be listed for trading on a national securities exchange or included for quotation on the Nasdaq National Market. In addition, certain mandatory prepayments of the notes will be required in the event of specified asset sales by us.

    There is a 2.00% prepayment fee on the principal amount being prepaid under each of the notes in the event of prepayments relating to certain "changes of control" of the Company if approved by our Board of Trustees. Any repayments of principal on the notes must first be made on the Exchangeable Note until it is repaid, and then may be made on the $20M Note.

    The transaction documents contain certain negative, affirmative and financial covenants. Among the covenants, we will not be permitted to declare and pay any distributions on its outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. In addition, the transaction documents contain other financial covenants that will become applicable one year after the closing of the transactions, if any amounts evidenced by the notes remain outstanding.

    The Exchangeable Note and the $20M Note each have one year terms, which may be extended for up to two periods of six months each, provided, among other things, that the aggregate outstanding principal amount of the notes at the time of the first extension is not greater than $40.0 million and at the time of the second extension is not more than $25.0 million. We must pay an extension fee of 1/2% of the aggregate outstanding principal amount of the notes each time an extension option is exercised.

    As part of the foregoing transactions, we have issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes are not repaid on or before April 1, 2003, and the Series A-2 warrants are exercisable only in the event the notes are not repaid on or before April 1, 2003. We have also issued to SCPG additional Series B and Series C warrants to purchase common shares which are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants will contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal of the Exchangeable Note or upon the exercise of any of the warrants.

    The Company also granted SCPG the right to name a trustee to the Company's Board of Trustees, which right SCPG has informed the Company it does not presently anticipate exercising.

    Although we will pay distributions on its Series B Shares for the first, second and third quarters of 2002, we currently do not anticipate that we will declare and pay distributions on the Series B preferred shares for the fourth quarter of 2002. Distributions on the Series B preferred shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. Except as described above, our existing suspension of quarterly distributions on our common shares and preferred shares remains unchanged and, as described above, the terms of the notes will prohibit payment of distributions on our common shares so long as the notes are outstanding. Any future distributions in respect of our common shares may not be paid unless all accrued but unpaid preferred share distributions have been or are concurrently satisfied.

    In order to obtain the consent of the construction and mezzanine lenders financing our Dearborn Center project to complete the SCPG transaction, our Operating Partnership agreed, among other things, to deposit into escrow an additional $2.5 million to fund certain hard and soft costs relating to the project. Our Operating Partnership also agreed to reallocate to other line items in the project budget $2.0 million of leasing commissions due to our Operating Partnership upon the occupancy of certain tenants in the Dearborn Center project. Additionally, we agreed with the Dearborn Center lenders to establish an escrow account to secure the payment of certain costs associated with the subleasing of the space leased by Citadel at One North Wacker Drive in Chicago, Illinois, which obligation was undertaken in connection with Citadel's lease of space in the Dearborn Center project. We agreed, beginning January, 2003, to make monthly escrow payments of $1,000 per month to an account to be used to pay these costs, of which we have pre-funded $4,000 into the escrow to be applied to the monthly payments for June, July, August and September of 2003. The amount of the required monthly deposit will be reduced on a pro rata basis as the Citadel space is subleased, and any amounts deposited into the Citadel Escrow will be returned to us, as and when the Citadel space at One North Wacker Drive is subleased, subject to the satisfaction of certain conditions.

    Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. In accordance with its terms, we pay an annual dividend of 9% per annum ($2.25 per share) for each Series B preferred share. Due to a number of factors, including our current capital resources and needs, our Board decided not to pay a distribution on our common shares/units for the fourth quarter of 2001 and on our common or preferred shares/units for the first two quarters of 2002. Dividends on our Series B Shares for the first three quarters of 2002 were declared in connection with the SCPG transaction. Under the terms of the SCPG transaction, we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. We currently do not anticipate declaring distributions on our common or preferred shares/units for the fourth quarter of 2002 or for calendar year 2003. In the event current distributions on our preferred shares are in arrears in the future, distributions on our common shares may not be made until all accrued distributions on our preferred shares are declared. Any additional distributions on our preferred and common shares have currently been suspended by our Board and will only be made at the discretion of our Board. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of certain proposed capital events, including certain refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete the foregoing capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurance that if these capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either for the third quarter of 2002 or thereafter, or that we will be able to pay dividends on our preferred shares.

    Our anticipated cash flows from operations in 2002 will not be sufficient to fund our anticipated operating and capital needs, the payment of preferred dividends, and the payment of quarterly distributions on our common shares/units at the historical rate of $.3375 per share. In 2002, we anticipate the funding of significant capital to retenant space that has recently been vacated or is anticipated to be vacated during the remainder of the year. In addition, as our Dearborn Center development nears completion, we have funded, and anticipate to continue to fund, certain costs and expenses related to the project that are not being funded from any project financing source, including 50% of the current pay requirement on the related mezzanine financing and the funding of a sublease obligation in connection with one of the anchor tenant leases.

    Under the terms of the construction loans related to the Dearborn Center development, we were required to, among other things, maintain a minimum unrestricted cash balance of $20.0 million at the end of each fiscal quarter. At March 31, 2002, the unrestricted cash balance was less than $20.0 million. In consideration for a waiver from the lenders, we were required to deposit $2.0 million into a cash collateral account over a four month period, with a $0.5 million initial deposit on March 26, 2002, and to pledge, as additional collateral under the loans, any tax increment financing payments that we receive from the City of Chicago with respect to Dearborn Center. As of July 16, 2002, all of the $2.0 million was funded. Additionally, the lenders agreed to reduce the $20.0 million unrestricted cash balance covenant to $17.5 million. The waiver covers the quarter ended March 31, 2002. We did not meet the unrestricted cash balance requirement as of June 30, 2002 and in July, 2002, concurrent with the close of a transaction with SCPG described above, we negotiated modifications to certain loan covenants, including the reduction in the unrestricted cash balance requirement from $17.5 million to $7.5 million and the right to include funds in a certain escrow in excess of $10.0 million as unrestricted cash.

    Under the terms of three mortgage loans payable totaling $81.0 million, we are required to maintain $20.0 million in unrestricted cash balances at the end of each fiscal quarter. At March 31, 2002, we did not have sufficient unrestricted cash balances to meet this requirement and we obtained a waiver for the fiscal quarter ended March 31, 2002. We did not meet this requirement as of June 30, 2002 and in July 2002, we entered into amendments to the mortgage loan documents for the National City Center building in Cleveland, Ohio, the 200 South Mitchell Court building in Addison, Illinois, and the Pine Meadows, Building E in Libertyville, Illinois, which reduced the unrestricted cash liquidity covenant from $20.0 million to $7.5 million. Additionally, in connection with the liquidity covenant modification relating to the National City Center mortgage loan, we agreed to make, commencing July 1, 2002 and ending January 1, 2004, monthly $50,000 deposits into an escrow held by the lender as additional security for such loan.

    Under the terms of a $20.0 million note payable collateralized by three of our properties and a $9.0 million letter of credit facility with the same lender, we are required to limit the amount of distributions that can be paid on our common shares and units to a maximum of 90% of funds from operations (as defined) for each calendar year. In March 2002, we obtained amendments to the loan and the letter of credit facility in order to obtain modifications to certain financial loan covenants with which we did not comply. Under the amendments, we agreed, among other things, to increase a $3.5 million guaranty related to a $12.5 million mezzanine facility on our 33 West Monroe property with the same lender to a full guaranty of such mezzanine loan.

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

    Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates which are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current shareholders. There can be no assurance that we will consummate debt, equity or asset sales transactions which would yield proceeds of sufficient nature and in a timeframe necessary to fund our projected operating and capital needs on a current basis.

     Arthur Andersen LLP currently leases an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.4% of the Company's total revenue for the six months ended June 30, 2002. Arthur Andersen's current net rent at these properties is below market rent for comparable buildings in the downtown Chicago office market. Arthur Andersen has indicated to us that they will be reducing the size of their operations and have entered into discussions with us concerning a potential lease termination agreement. There can be no assurance that Arthur Andersen will continue to occupy space in our portfolio, pay rent for such space on a timely basis and fulfill its lease obligations or that it will enter into a lease termination agreement with us which we feel is satisfactory. If Arthur Andersen were to cease payment of its rental obligation, this would negatively impact our ability to meet our financial and contractual obligations, including compliance with certain debt covenants.

    In January 2000, we entered into an office lease with Bank One, NA ("Bank One") for approximately 617,000 square feet in our Dearborn Center project. Pursuant to the terms of the lease, we, as the landlord under the lease, previously notified Bank One that rent is expected to commence on the first 233,361 square feet of the leased premises on September 6, 2002, subject to the Company substantially completing base building construction and that rent is expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 23, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One has informed us that it rejects these commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement date occurs. Any delay in the commencement date of the lease should not result in a permanent loss of income, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. We dispute the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding such alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

    We believe that Bank One's positions are not persuasive, and that we would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, we would receive gross rents of approximately $4.0 million in 2002 and $16.1 million in 2003. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule, this may negatively impact our ability to meet our financial and contractual obligations, including compliance with certain debt covenants.

    As discussed under "Capital Improvements," we anticipate the funding of increased capital expenditures for tenant improvements and leasing commissions in 2002 to retenant space that has recently been vacated or is anticipated to be vacated during the year. Anticipated cash flow from operations, after the funding of debt service payments and other fixed charges, is not sufficient to fund these expenditures. Therefore, certain of these activities are highly dependent on our ability to obtain additional financing or equity capital or to sell assets.

    The following tables disclose our contractual obligations and commercial commitments as of June 30, 2002:



                                                        Payments Due by Period
                                                            (in thousands)
                                             ----------------------------------------------
                                                Through      2003-      2005-
Contractual Obligations            Total         2002        2004       2006    Thereafter
-------------------------------------------------------------------------------------------
Mortgages and notes payable(A)    $621,089     $156,526     $137,875   $139,485  $187,203
Bonds payable                       33,900        9,000            -         -     24,900
Construction financing             165,224            -      165,224         -          -
Capital lease obligations(B)           700          131          569         -          -
Operating leases(B)                 16,774        1,762        5,217      4,373     5,422
Tenant improvement
  allowances(B)(C)                   5,378        5,378            -          -         -
Liabilities for leases
  assumed and lease
  reimbursement
  obligations(B)(D)                 98,926        7,616       21,919     20,399    48,992
                               ------------------------------------------------------------
Total contractual cash
   obligations                    $941,991     $180,413     $330,804   $164,257  $266,517
                               ============================================================


(A) Included in mortgage notes payable due in 2002 is a $153,200 mortgage note, which can be extended for up to two years at our option.
(B) We anticipate funding these obligations from operations and the proceeds of equity, debt or asset sale(s) transaction as discussed in "Liquidity and Capital Resources".
(C)  We have escrows of $2,921 which may be utilized to fund these obligations.
(D) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases which we estimate will provide subleasing receipts of $6,061.



                                                        Amount of Commitment
                                                        Expiration Per Period
                                                           (in thousands)

                                            ----------------------------------------------
            Other                 Total
          Commercial             Amounts      Through      2003-      2005-
         Commitments            Committed      2002         2004       2006   Thereafter
------------------------------- ----------- ------------ ---------- --------- ------------
Standby letters of credit (A)    $  35,565     $10,317   $      7    $25,241  $        -
Guarantees (B)                     117,110       8,503     91,548     14,025       3,034
Tax indemnifications (C)               (C)         (C)        (C)        (C)          (C)
Series A preferred shares (D)       15,000       3,000      6,000      6,000          (D)
Series B preferred shares (E)       45,000       9,000     18,000     18,000          (E)
                                ----------- ------------ ---------- --------- ------------
Total commercial commitments      $212,675     $30,820   $115,555    $63,266  $    3,034
                                =========== ============ ========== ========= ============


(A) Included in the total are a letter of credit for $250 that was no longer required and was cancelled on July 11, 2002.
(B) Included in the total is our guarantee of $60,000 related to the Dearborn Center construction loan balance of $106,226, having a maturity date of January 5, 2004.
(C) We estimate our maximum possible exposure on tax indemnifications to be $73,778 if all indemnity properties had been sold as of June 30, 2002. The amount of certain indemnities decreases by 10% each calendar year.
(D) Dividends were cumulative and payable at a 7.5% annual rate each quarter that the Series A preferred shares remained outstanding. On July 16, 2002, our Operating Partnership purchased all of the Series A Shares for a total purchase price of $42,280 (which represents the $40,000 liquidation preference of the Series A Shares plus accrued distributions for the first and second quarters of 2002, including the accrued deferred payment amount, to the date of purchase). In addition to the foregoing, SCPG simultaneously loaned our Operating Partnership an additional $15,000.
(E) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B preferred shares remain outstanding. The Series B preferred shares rank senior to the common shares as to the payment of dividends. The declaration of dividends on the Series B Shares for the first, second, and third quarters of 2002, became effective July 16, 2002 upon the closing of the SCPG transaction.

    Property Sales. During the period from January 1, 2002 through August 12, 2002, we sold two parcels of land totaling 72.2 acres and nine suburban office properties totaling approximately 1.4 million square feet. We used the net proceeds to retire debt, to fund future and current operations, property capital needs and development activity. We also deposited a portion of the net proceeds from the sale of land into a tax-deferred exchange trust, which was terminated on August 5, 2002. This resulted in $552,000 of net proceeds being released to the Company, and will result in the accrual of a $189,000 payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by the Company at its initial public offering.

    Indebtedness: On July 29, 2002, we extended the maturity date of the $6.0 million mortgage note payable secured by 100% of our ownership interest in the property at 1455 Sequoia Drive, Aurora, Illinois, until May 31, 2003 for a fee of $0.02 million. The principal balance as of June 30, 2002 was $5.6 million.

    On August 9, 2002, the joint venture which owns the Pine Meadows, Building E project extended the maturity date of a mortgage note payable collateralized by the project from July 1, 2002 to August 16, 2002 in anticipation of finalizing an agreement with us for us to withdraw as a partner and be released from any and all liabilities and guarantees in connection with the development and the related mortgage note payable.

    Our variable rate debt includes $155.2 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.0% and $258.5 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on this indebtedness.

    We did not obtain any new indebtedness during the three months ended June 30, 2002.

    Preferred Shares. Our outstanding preferred shares contain restrictions on our ability to issue additional preferred shares and, in certain circumstances, incur additional indebtedness. In addition, the holder of our Series A cumulative convertible preferred shares (the "Series A Shares"), Security Capital Preferred Growth Incorporated ("SCPG") had a current contractual right under the securities purchase agreement, as amended, relating to the Series A preferred shares, to require us to redeem the Series A Shares at a redemption price equal to $20 per share, plus accrued dividends to the date of redemption, upon 10 days prior written notice, which redemption could have been required by SCPG at any time during the period from January 15, 2002 through January 14, 2004. On February 22, 2002, we amended the agreement and agreed to an additional deferral payment (the "Deferred Rate"), of 3.5% calculated on the outstanding Series A preferred shares. The deferral rate increased by 0.50% on May 8, 2002. The deferral payment accrued from February 8, 2002 to July 16, 2002, the date we closed a transaction with SCPG.

    At the closing, our Operating Partnership purchased all of the Series A Shares for a total redemption price of $42.3 million in exchange for two notes payable described below (which represents the $40 million liquidation preference of the Series A Shares plus accrued distributions, including the accrued deferred payment amount, to the date of redemption). In addition to the foregoing, SCPG simultaneously loaned our Operating Partnership an additional $15.0 million.

    The Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million, and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. The Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note, resulting in net proceeds to us of approximately $15.0 million. The principal amount of the Exchangeable Note is exchangeable by its terms for our common shares at an exchange price of $20 per share, subject to anti-dilution adjustments.

    In order to permit the redemption of the Series A Shares under our charter, our Board of Trustees conditionally declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares will be July 31, 2002, and the payment date will be August 15, 2002. The record date for the third quarter dividends on the Series B Shares will be September 30, 2002, and the payment date will be October 31, 2002. Except for the foregoing declaration on its Series B preferred shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged. Approximately $6.75 million of the proceeds from the $20M Note will be used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds will be used to fund certain escrow accounts described below, pay expenses related to the transactions and for general operating purposes.

    Our anticipated cash flows from operations in 2002 is not anticipated to be sufficient to fund our Series B preferred dividends for the fourth quarter of 2002. Payment of these dividends in the future may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B preferred shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment.

    Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2001 and 2000, our tenant improvements and leasing commissions averaged $30.73 and $21.01, respectively, per square foot of newly-leased office space, $9.15 and $6.23, respectively, per square foot of office leases renewed by existing tenants, and $3.83 and $7.29, respectively, per square foot of newly-leased industrial space. Our total cost of general capital improvements to our properties historically averages $5.9 million annually based upon an estimate of $0.47 per square foot. Due to current economic and market conditions and the forecasted leasing activity in our portfolio, however, we are budgeting over $12.4 million of capital expenditures in 2002. We believe that we should keep our properties near full occupancy, even if this requires additional concessions to the tenant at lease commencement to induce the prospect to become a tenant. This strategy is, in our opinion, preferable during periods of economic decline or economic uncertainty--a period which we believe we are in.

    Insurance.   The  Company  in  its  regular  course  of  business  maintains comprehensive liability and all risk property insurance with respect to its properties. Prior to September 11, 2001, insurance policies generally did not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance policies generally exclude terrorist acts from all risk coverage. In March 2002, when the Company's prior policies expired, the Company obtained coverage for terrorist acts for its properties of $100.0 million per occurrence. Under applicable state law where most of our properties are located, any damage caused by a fire resulting from a terrorist act would be covered in excess of the foregoing limit. The Company is currently considering obtaining additional terrorist act coverage for certain of its properties. The Company is at risk for financial loss in excess of this limit for terrorist acts (as defined), which loss could be material.


Funds from Operations

    Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations. Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of the combined historical operating results of the Company, Funds from Operations should be examined in conjunction with net income
(loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

    The following table represents the unaudited calculation of our Funds from Operations for the three months and six months ended June 30, 2002 and 2001:

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                             ------------------------------------------
                                                2002      2001       2002      2001
                                             -------------------------------------------
                                                          (in thousands)

Net (loss) income allocated to common
  shareholders...............................$  (4,263)  $   168  $ (25,569)  $  (309)
Adjustments to reconcile to Funds from
Operations:
  Real estate depreciation and amortization..    8,194     8,070     16,002    15,469
  Straight-line rental revenue...............   (1,236)       58     (2,744)   (2,272)
  Straight-line rental revenue from joint          (96)     (153)      (202)     (314)
    venture..................................
  Straight-line rent--discontinued operations.      50       (88)        84      (278)
  Amortization of costs for leases assumed...      157       196        320       392
  Joint venture adjustments..................      844       836      1,687     1,671
  Adjustment for provision for asset
    impairment...............................      566         -        566     1,500
  Adjustment for sale of operating property..      988    (1,902)     1,313    (2,330)
  Adjustment for discontinued operations (1).    3,555     1,975     25,523     3,872
  Minority interests.........................   (2,162)     (221)    (5,534)     (703)
  Cumulative effect of change in accounting
    principle (2)............................        -         -          -       321
                                             -------------------------------------------
Funds from operations excluding
  straight-line rental revenue...............    6,597     8,939     11,446    17,019
Straight-line rental revenue.................    1,236       (58)     2,774     2,272
Straight-line rental revenue from joint
  venture....................................       96       153        202       314
Straight-line rent from discontinued
  operations.................................      (50)       88        (84)      278
                                             -------------------------------------------
Funds from Operations (3) (4)................ $  7,879   $  9,122  $  14,308 $ 19,883
                                             ===========================================



(1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented.

(2) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Included in the above revenue adjustments for the three months ended June 30, 2002 and 2001 is $73 and $74, respectively, of revenue previously recorded in 1999. Included in the above revenue adjustments for the six months ended June 30, 2002 and 2001 is $146 and $147, respectively, of revenue previously recorded in 1999.

(3) In accordance with SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. Our adoption of SFAS No. 145 during the second quarter of 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported of $131 and $230 for the three and six months ended June 30, 2001, respectively.

(4) We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (e.g., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of the Company's actual operating activities. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf at a building owned by a third party in downtown Chicago, Illinois. We have certain financial obligations relating to the space under a lease we assumed as part of a lease incentive for a tenant at our Dearborn Center property. Mr. Jacque M. Ducharme, a Trustee of our Board of Trustees, is the President of Julien J. Studley, Inc. Mr. Ducharme has informed us he will receive no portion of commissions due under the agreement, other than the compensation he customarily receives from Julien
J. Studley, Inc. based on its general profitability.

     On April 8, 2002, we announced the resignations of Mr. Michael W. Reschke from his position as Chairman of our Board of Trustees and Mr. Richard S. Curto from his position as our Chief Executive Officer. Mr. Reschke continues to serve as a member of our Board of Trustees. Mr. Curto's term as a member of our Board of Trustees expired on May 31, 2002. Mr. Stephen J. Nardi was appointed as Acting Chairman of our Board of Trustees on April 8, 2002. Prior to that date, Mr. Nardi was Vice Chairman of our Board of Trustees since 1997. Mr. Nardi was appointed as Chairman of our Board of Trustees on May 31, 2002.

    Mr. Reschke and Mr. Curto each entered into a separation agreement with us in connection with their resignations. The separation agreement applicable to Mr. Reschke provide for among other things, severance compensation of $625,000 and other accrued compensation of $42,000. The termination compensation to Mr. Reschke is payable in part in six monthly installments of $19,000 each, with the balance due, with interest thereon determined in accordance with the agreement, on or before November 8, 2002. In addition, Mr. Reschke's unvested stock options and restricted stock awards were cancelled pursuant to his separation agreement. The separation agreement applicable to Mr. Curto provides, among other things, severance compensation of $935,000 and other accrued compensation of $90,000. The termination compensation to Mr. Curto is payable in part in six monthly installments of $32,000 with the balance due, with interest thereon determined in accordance with the agreement, on or before November 8, 2002. In addition, Mr. Curto's unvested stock options and restricted stock awards became fully vested pursuant to his separation agreement in exchange for certain other concessions from Mr. Curto. Finally, on April 18, 2002, Mr. Curto voluntarily forfeited his options to acquire 175,000 of our common shares, which options were granted to him at the time of our initial public offering.

    As of June 30, 2002, the Company has a receivable of approximately $432,000 from Mr. Nardi, the Chairman of the Board of Trustees of the Company, and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period January through June 2002. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. As there were no common unit distributions for this period, no payments have been applied to the outstanding balance and rent continues to accrue at the rate of approximately $48,000 per month. The term of the master lease expires on the earlier of March 31, 2003 or the date the property is leased under qualifying leases. We are currently in negotiations with a third party to relet the premises.

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

    As of June 30, 2002, approximately $528.3 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $155.2 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0% on this indebtedness and $265.7 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

    The following  table provides  information  about our  derivative  financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30 2002. This table reflects the waiver or modification of certain of our loan covenants during the second quarter of 2002 as without these waivers or modifications certain maturities would have been accelerated. For the interest rate protection agreement, the table presents the notional amount entered into and the swap/cap rate.


                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                                    ----------------------------------------------------------------------
                                       2002      2003     2004      2005      2006   Thereafter  Total
                                    ----------------------------------------------------------------------
                                                                 (Dollars in millions)
Liabilities
Mortgage notes payable:
Fixed rate amount.................     $2.6      $30.2      $3.3     $5.8      $3.8    $187.2     $232.9
Weighted-average interest rate (1)      9.40%     11.31%     7.45%    7.41%     7.46%     7.59%


Variable rate amount..............   $153.9      $43.2     $61.2    $68.3     $61.6       -       $388.2
Weighted-average interest rate (1)      7.99%      7.12%     5.62%    3.41%     4.97%     -


Bonds payable:
Variable rate amount (2)..........     $9.0        -         -        -         -       $24.9      $33.9
Weighted-average interest rate (1)      1.55%      -         -        -         -         3.86%

Construction Financing:
Fixed rate amount.................      -          -        $59.0     -         -         -        $59.0
Weighted-average interest rate (1)      -          -         23.00%   -         -         -

Variable rate amount .............      -          -       $106.2     -         -         -       $106.2
Weighted-average interest rate (1)      -          -          5.13%   -         -         -

Interest rate swap agreement (1):
Notional amount...................   $155.2        -         -        -         -         -       $155.2
Pay rate..........................      1.84%      -         -        -         -         -
Fixed swap rate...................      6.30%      -         -        -         -         -

Interest rate cap agreements(1)(3):
Notional amount...................      -        $99.5    $187.0      -         -         -       $286.5
Pay rate..........................      -          1.87%     2.29%    -         -         -
Cap rate..........................      -          6.98%     7.35%    -         -         -



  (1) Based upon the rates in effect June 30, 2002, the weighted-average interest rates, including the interest rate swap and cap agreements, on our mortgage notes payable, bonds payable and construction financing at June 30, 2002 were 6.92%, 3.25% and 11.51%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.7 million.
  (2) The bonds payable of $9.0 million and $24.9 million are collateralized by letters of credit of $9.2 million and $24.9 million. The scheduled maturity date for the bonds is 2022 ($24.9 million) and 2014 ($9.0 million). The earlier maturity dates shown here of bonds payable of $9.0 million reflect the scheduled expiration of letters of credit which credit enhance the bonds in November 2002, which if not extended or replaced, will accelerate maturity of the bonds.
  (3) On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan during the expected construction period of the Dearborn Center property.

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

In  January  2000,  Dearborn  Center,  L.L.C.   ("Dearborn  LLC"),  one  of  our
affiliates, entered into an office lease with Bank One, NA ("Bank One") for approximately 617,000 square feet in our Dearborn Center project. Pursuant to the terms of the lease, Dearborn LLC, as the landlord under the lease, previously notified Bank One that rent is expected to commence on the first 233,361 square feet of the leased premises on September 6, 2002, subject to us substantially completing base building construction and that rent is expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 23, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One has informed Dearborn LLC that it rejects the foregoing commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement date occurs. Any delay in the commencement date of the lease should not result in a permanent loss of income, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. We dispute the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding such alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

We believe that Bank One's positions are not persuasive, and that we would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, we would receive gross rents of approximately $4.0 million in 2002 and $16.1 million in 2003. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule, this may negatively impact our ability to meet our financial and contractual obligations, including compliance with certain debt covenants.


Item 2.        Changes in Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

As previously disclosed, on April 12, 2002, we announced that our Board of Trustees determined to suspend the quarterly distributions on our Series A preferred shares and Series B preferred shares. Distributions on such preferred shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. As of August 12, 2002, the aggregate arrearage on the Series B preferred shares for the first and second quarters of 2002 was $4,500,000. Dividends are accruing for the third quarter of 2002, but are not yet in arrears.

In order to permit the redemption of the Series A Shares under the our charter, our Board of Trustees declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares will be July 31, 2002, and the payment date will be August 15, 2002. The record date for the third quarter dividends on the Series B Shares will be September 30, 2002, and the payment date will be October 31, 2002. Except for the foregoing declaration on our Series B Shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged. Approximately $6.75 million of the proceeds from the $20M Note will be used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds will be used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

Item 4.        Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on May 31, 2002. At the meeting, shareholders voted on (i) the re-election of one trustee and (ii) ratification of the appointment of Ernst & Young LLP as our independent auditors for 2002. Voting on each such matter was as follows:

  ---------------------------- ------------ ---------- -------------- ----------

                                  Votes     Votes        Withheld/      Broker
  (1)Re-election of Trustees:      For       Against    Abstentions   Non-Votes
  ---------------------------- ------------ ---------- -------------- ----------

    o Christopher J . Nassetta  12,784,551       -        1,115,309        -

  ---------------------------- ------------ ---------- -------------- ----------

  (2)Ratification of             12,756,902    545,020      597,938        -
   Auditors:
  ---------------------------- ------------ ---------- -------------- ----------

The term of office of each of Jacque M. Ducharme, Stephen J. Nardi, Michael W. Reschke and Governor James R. Thompson continued after the meeting and will expire at the Annual Meeting of Shareholders to be held in 2004, 2003, 2004 and 2003, respectively.


Item 5.        Other Information.

None

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits:

     10.1 Separation Agreement dated April 8, 2002 among Prime Group Realty Trust, Prime Group Realty, L.P. and Michael W. Reschke as filed as exhibit 10.1 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.

     10.2 Separation Agreement dated April 8, 2002 among Prime Group Realty Trust, Prime Group Realty, L.P. and Richard S. Curto as filed as exhibit 10.2 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.

     10.3 Bonus Agreement dated May 20, 2002 among Louis G. Conforti, Prime Group Realty Trust and Prime Group Realty, L.P.

     10.4 Bonus Agreement dated May 20, 2002 among Jeffrey A. Patterson, Prime Group Realty Trust and Prime Group Realty, L.P.

     10.5 Bonus Agreement dated May 20, 2002 among James F. Hoffman, Prime Group Realty Trust and Prime Group Realty, L.P.

     10.6 Securities Purchase and Exchange Agreement dated as of June 13, 2002 among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as exhibit 99.1 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

     10.7 Form of Promissory Note in the principal amount of $20,000,000 from Prime Group Realty, L.P. in favor Security Capital Preferred Growth Incorporated as filed as exhibit 99.2 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

     10.8 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated as filed as exhibit 99.3 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

     12.1 Computation of ratios of earnings to combined fixed charges and preferred shares distributions.


EXHIBIT
NUMBER  DESCRIPTION

               Reports on Form 8-K:


               We filed the following reports on Form 8-K during the second quarter of 2002:

               Form 8-K dated April 8, 2002 (filed April 10, 2002, File No. 001-13589) relating to a Press Release announcing the resignation of Michael W. Reschke, as Chairman of the Board, and Richard S. Curto, as Chief Executive Officer.

               Form 8-K dated April 10, 2002 (filed April 10, 2002, File No. 001-13589) relating to additional financial and operational information concerning us and properties owned by us or our subsidiaries as of December 31, 2001, in the form of a Supplemental Information Package.

               Form 8-K dated April 12, 2002 (filed April 12, 2002, File No. 001-13589) relating to a Press Release announcing the determination not to declare the regular quarterly distributions on our Series A and Series B cumulative preferred shares for the first quarter of 2002.

               Form 8-K dated April 29, 2002 (filed April 29, 2002, File No. 001-13589) relating to a Press Release acknowledging the receipt of an unsolicited proposal from American Realty Investors, Inc. to acquire our outstanding common equity.

               Form 8-K dated May 1, 2002 (filed May 2, 2002, File No. 001-13589) relating to a Press Release announcing we had agreed to sell nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P.

               Form 8-K dated May 14, 2002 (filed May 15, 2002, File No. 001-13589) relating to a Press Release announcing that our Board of Trustees unanimously determined to reject the unsolicited proposal from American Realty Investors, Inc. to acquire our common equity.

               Form 8-K dated May 29, 2002 (filed May 29, 2002, File No. 001-13589) relating to a additional financial and operational information concerning us and properties owned by us or our subsidiaries as of March 31, 2002, in the form of a Supplemental Information Package.

               Form 8-K dated June 13, 2002 (filed June 14, 2002, File No. 001-13589) relating to a Securities Purchase and Exchange Agreement dated as of June 13, 2002 among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PRIME GROUP REALTY TRUST

                                     Registrant

Date:      August 12, 2002           /s/  Louis G. Conforti
                                     ----------------------
                                     Louis G. Conforti
                                     Co-President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                      Financial Officer of the Registrant)



                                                                    Exhibit 12.1
             Prime Group Realty Trust and The Predecessor

                   Statements Regarding Computation of Ratios of Earnings
                to Combined Fixed Charges and Preferred Share Distributions
                        (Dollars in Thousands)

                                                         Three Months      Six Months
                                                            Ended             ended
                                                           June 30,         June 30,
                                                      ------------------------------------
 Earnings:                                              2002     2001     2002     2001
                                                      ------------------------------------
   (Loss) income before  (loss) gain on sales of
    real estate,  discontinued operations,
    cumulative effect of change in accounting
    principle, preferred share distributions and
    minority interests per the consolidated
    financial statements...........................  $   (891) $   617  $(2,593) $ 1,697
   Interest expense.................................    9,304   11,309   18,847   22,492
   Amortization of debt issuance costs..............      770    1,051    1,513    1,872
                                                      ------------------------------------
 Earnings........................................... $  9,183  $ 12,977 $17,767  $26,061
                                                      ====================================

 Fixed charges:
   Interest expense................................. $  9,304  $11,309 $ 18,847 $ 22,492
   Capitalization of interest expense...............    7,256    5,737   13,849    9,660
   Amortization of debt issuance costs..............      770    1,051    1,513    1,872
   Preferred share distributions....................    3,380    3,037    6,579    6,073
                                                       ---------------------------------
 Total fixed charges................................ $ 20,710  $21,134 $ 40,788  $40,097
                                                      ====================================
 Ratio of earnings to combined fixed charges and
   preferred share distributions....................        -        -        -        -
                                                      ====================================
 Deficit of earnings to combined fixed charges and
   preferred share distributions.................... $(11,527) $(8,157)$(23,021)$(14,036)
                                                      ====================================
 Funds from operations:
   Funds from operations (1)........................ $  7,879  $ 9,122  $14,308 $ 19,883
   Interest expense.................................    9,304   11,309   18,847   22,492
   Amortization of debt issuance costs..............      770    1,051    1,513    1,872
   Preferred share distributions....................    3,380    3,037    6,579    6,073
                                                      ------------------------------------
 Adjusted funds from operations..................... $ 21,333  $24,519  $41,247 $ 50,320
                                                      ====================================
 Fixed charges:
   Interest expense................................. $  9,304 $ 11,309  $18,847 $ 22,492
   Capitalization of interest expense...............    7,256    5,737   13,849    9,660
   Amortization of debt issuance costs..............      770    1,051    1,513    1,872
   Preferred share distributions....................    3,380    3,037    6,579    6,073
                                                      ------------------------------------
 Total fixed charges................................ $ 20,710 $ 21,134  $40,788 $ 40,097
                                                      ====================================
   Ratio of funds from operations to combined fixed
   charges and preferred share distributions........ $   1.03 $   1.16  $  1.01 $   1.25
                                                      ====================================
 Excess of funds from operations to combined fixed
   charges and preferred share distributions........ $    623 $  3,385  $   459 $ 10,223
                                                      ====================================


(1) Funds from operations for the three months and six months ended June 30, 2001 have been restated in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper.