Form 10-Q
period 2002-09-30
PRIME GROUP REALTY TRUST
filed 2002-11-14
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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

     On November 11, 2002, 15,691,145 of the registrant's Common Shares of Beneficial Interest were outstanding.

                                           Prime Group Realty Trust
                                                   Form 10-Q

                                                     INDEX



Part I:    Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)                  PAGE

           Consolidated Balance Sheets as of September 30, 2002 and
             December 31, 2001                                              3

           Consolidated Statements of Operations for the Three Months
              Ended September 30, 2002 and 2001                             4

           Consolidated Statements of Operations for the Nine Months
              Ended September 30, 2002 and 2001                             5

           Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2002 and 2001                     6-7

           Notes to Consolidated Financial Statements                      8-27

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          28-43

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                   44

Item 4.    Controls and Procedures                                         45

Part II:   Other Information

Item 1.    Legal Proceedings                                               46
Item 2.    Changes in Securities and Use of Proceeds                       47
Item 3.    Defaults Upon Senior Securities                                 47
Item 4.    Submission of Matters to a Vote of Security Holders             48
Item 5.    Other Information                                               48
Item 6.    Exhibits and Reports on Form 8-K                               48-50

Signatures                                                                 51

Certifications                                                            52-53

Part I:  Financial Information

Item 1. Consolidated Financial Statements.


                                           Prime Group Realty Trust
                                          Consolidated Balance Sheets
                                 (Dollars in thousands, except per share data)
                                                  (Unaudited)

                                                               September 30,    December 31,
                                                                    2002            2001
                                                             ---------------------------------
Assets
Real estate, at cost:
  Land......................................................    $   161,615      $  193,380
  Building and improvements.................................        779,914         920,723
  Tenant improvements.......................................         69,704          82,285
  Furniture, fixtures and equipment.........................         10,246          10,128
                                                              ---------------------------------

                                                                  1,021,479       1,206,516
  Accumulated depreciation..................................       (102,608)        (97,495)
                                                              ---------------------------------
                                                                    918,871       1,109,021
  Property under development................................        341,055         224,994
                                                              ---------------------------------
                                                                  1,259,926       1,334,015

Property held for sale (including $6,997 of restricted cash
escrows at September 30, 2002)..............................         12,175           7,322
Investments in unconsolidated entities......................          1,439          25,214
Cash and cash equivalents...................................         18,703           6,582
 Receivables, net of allowance of $1,277 and $992 at
  September 30, 2002 and December 31, 2001, respectively:
    Tenant..................................................          2,615           4,033
    Deferred rent...........................................         22,587          21,811
    Other...................................................          3,770           3,402
Restricted cash escrows.....................................         64,803          75,962
Deferred costs, net.........................................         51,641          42,580
Other.......................................................          6,131           6,728
                                                              ---------------------------------
Total assets................................................     $1,443,790      $1,527,649
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................     $  676,273      $  762,349
Bonds payable...............................................         24,900          57,150
Bonds payable related to property held for sale.............          9,000               -
Construction financing......................................        181,593         105,637
Accrued interest payable....................................         18,317          10,323
Accrued real estate taxes...................................         44,337          40,251
Accrued tenant improvement allowances.......................         45,183           9,585
Accounts payable and accrued expenses.......................         19,811          28,894
Construction costs payable, including retention of $5,860
 and $7,412 at September 30, 2002 and December 31, 2001,
 respectively................................................        17,301          29,254
Liabilities for leases assumed..............................         17,959           9,925
Deficit investment in unconsolidated entity.................          5,567           5,260
Dividends payable...........................................          2,250               -
Deferred hedge liability....................................          1,373           6,455
Other.......................................................         11,277          11,654
                                                              ---------------------------------
Total liabilities...........................................      1,075,141       1,076,737
Minority interests:
  Operating Partnership.....................................        109,618         126,806
  Other.....................................................          2,000           2,000
Series A - Cumulative Convertible Preferred Shares,
  2,000,000 shares  designated, issued and outstanding
  at December 31, 2001......................................              -          40,000
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
    authorized:
    Series B - Cumulative Redeemable Preferred Shares,
    4,000,000 shares designated, issued and
    outstanding at September 30, 2002 and December 31,
    2001....................................................             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 15,691,145 and 15,703,158 shares issued and
    outstanding at September 30, 2002 and December 31,                  157             157
    2001, respectively......................................
  Additional paid-in capital................................        330,430         329,390
  Accumulated other comprehensive loss......................         (7,822)        (11,055)
  Distributions in excess of earnings.......................        (65,774)        (36,426)
                                                              ---------------------------------
Total shareholders' equity..................................        257,031         282,106
                                                              ---------------------------------
Total liabilities and shareholders' equity................       $1,443,790      $1,527,649
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



                                           Prime Group Realty Trust
                                     Consolidated Statements of Operations
                                 (Dollars in thousands, except per share data)
                                                  (Unaudited)

                                                                     Three Months Ended
                                                                       September 30,
                                                                        2002           2001
Revenue
Rental......................................................        $ 28,230       $  27,350
Tenant reimbursements.......................................          14,055          15,276
Other property revenues.....................................           1,423           1,978
Services Company revenues...................................           2,770           1,968
Interest income and other...................................             493             668
                                                              ---------------------------------
Total revenue...............................................          46,971          47,240

Expenses
Property operations.........................................          12,095          13,020
Real estate taxes...........................................           8,858           8,195
Depreciation and amortization...............................           9,036           8,845
Interest....................................................          10,750          10,747
General and administrative..................................           2,519           2,224
Services Company operations.................................           1,662           1,823
Provision for asset impairment..............................               -           4,574
Strategic alternative costs.................................             554           1,181
Severance costs.............................................             175               -
Loss on tax indemnification.................................             189               -
                                                              ---------------------------------
Total expenses..............................................          45,838          50,609
                                                              ---------------------------------
Income (loss) before loss on sales of real estate, minority
  interests and discontinued operations.....................           1,133          (3,369)
Loss on sales of real estate, net...........................               -          (2,444)
                                                              ---------------------------------
Income (loss) before minority interests and discontinued
  operations................................................           1,133          (5,813)
Minority interests..........................................             569           2,629
                                                              ---------------------------------
Income (loss) from continuing operations....................           1,702          (3,184)
Discontinued operations, net of minority interests
  of $76 and $557 in 2002 and 2001, respectively............             (30)          1,612
                                                              ---------------------------------
Net income (loss)...........................................           1,672          (1,572)
Net income allocated to preferred shareholders..............          (2,450)         (3,036)
                                                              ---------------------------------
Net (loss) income available to common shareholders..........        $   (778)      $  (4,608)
                                                              =================================
Basic and diluted earnings available to common shares per
  weighted-average common share:
  Loss before loss on sales of real estate and discontinued
    operations, net of minority interests...................        $  (0.05)      $   (0.30)
  Loss on sales of real estate, net of minority interests...               -           (0.09)
  Discontinued operations, net of minority interests........               -            0.10
                                                              ---------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted...................        $  (0.05)      $   (0.29)
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

                                           Prime Group Realty Trust
                                     Consolidated Statements of Operations
                                 (Dollars in thousands, except per share data)
                                                  (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                        2002           2001
Revenue
Rental.......................................................     $   83,770       $  81,640
Tenant reimbursements........................................         43,312          44,902
Other property revenues......................................          5,075           6,042
Services Company revenues....................................          5,530           5,656
Interest income and other....................................          1,740           3,423
                                                              ---------------------------------
Total revenue................................................        139,427         141,663

Expenses
Property operations..........................................         36,285          37,210
Real estate taxes............................................         28,353          26,230
Depreciation and amortization................................         26,662          26,285
Interest.....................................................         29,492          33,039
General and administrative...................................          6,964           6,865
Services Company operations..................................          3,671           5,478
Provision for asset impairment...............................          5,171           4,574
Strategic alternative costs..................................          1,467           1,982
Severance costs..............................................          2,154               -
Loss on tax indemnification..................................            189               -
Loss on extinguishments of debt..............................              -             127
                                                              ---------------------------------
Total expenses...............................................        140,408         141,790
                                                              ---------------------------------
Loss before (loss) gain on sales of real estate, minority
  interests, discontinued operations and cumulative effect
  of change in accounting principle..........................           (981)           (127)
(Loss) gain on sales of real estate, net.....................         (1,521)            292
                                                              ---------------------------------
(Loss) income before minority interests, discontinued
  operations and cumulative effect of change in accounting            (2,502)            165
  principle..................................................
Minority interests...........................................          5,907           2,703
                                                              ---------------------------------
Income from continuing operations before cumulative effect
  of change in accounting principle..........................          3,405           2,868
Discontinued operations, net of minority interests of
  $14,491 and $535in 2002 and 2001, respectively.............        (20,723)          1,645
                                                              ---------------------------------
(Loss) income before cumulative effect of change in
  accounting principle.......................................        (17,318)          4,513
Cumulative effect of change in accounting principle, net of
  minority interests of $218 in 2001.........................              -            (321)
                                                              ---------------------------------
Net (loss) income............................................        (17,318)          4,192
Net income allocated to preferred shareholders...............         (9,029)         (9,109)
                                                              ---------------------------------
Net loss available to common shareholders....................    $   (26,347)      $  (4,917)
                                                              =================================

Basic and diluted earnings available to common shares per
  weighted-average common share:
  Loss before (loss) gain on sales of real estate,
    discontinued operations and cumulative effect of change
    in accounting principle, net of minority interests.......    $     (0.30)      $   (0.41)
  (Loss) gain on sales of real estate, net of minority                 (0.06)           0.01
  interests..................................................
  Discontinued operations, net of minority interests.........          (1.32)           0.10
  Cumulative effect of change in accounting principle, net of
    minority interests.......................................             -            (0.02)
                                                              ---------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted....................    $     (1.68)      $   (0.32)
                                                              =================================



                                See notes to consolidated financial statements.


                                           Prime Group Realty Trust
                                     Consolidated Statements of Cash Flows
                                            (Dollars in thousands)
                                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2002           2001
                                                                      ----           ----
Operating Activities
Net (loss) income.............................................   $   (17,318)     $   4,192
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Amortization of discount on notes payable................            132              -
    Amortization of costs for leases assumed (included in                570            585
      rental revenue)........................................
    Net equity in income of unconsolidated entities..........           (698)        (1,028)
    Depreciation and amortization (including discontinued             29,190         31,474
      operations)............................................
    Unrealized loss on derivatives...........................              -            240
    Provision for asset impairment ($34,430 asset impairment
      in 2002 included in discontinued operations)...........         39,601          6,074
    Loss (gain) on sales of real estate ($3,709 loss in 2002
      included in discontinued operations)...................          5,230           (292)
    Minority interests.......................................        (20,398)        (3,145)
    Loss on extinguishments of debt..........................              -            127
    Cumulative effect of change in accounting principle, net
      of minority interests..................................              -            321
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables......................        (2,577)           668
      Decrease (increase) in other assets.....................           149           (325)
      Increase in accrued interest payable....................         2,105          1,039
      Increase in accrued real estate taxes...................        10,082          8,803
      Decrease in accounts payable and accrued expenses.......        (6,512)        (4,311)
      Decrease in other liabilities...........................          (371)        (1,937)
                                                                 ------------------------------
Net cash provided by operating activities.....................        39,185         42,485

Investing Activities
Expenditures for real estate and equipment....................       (95,792)      (105,921)
Proceeds from sales of real estate............................        25,985         25,413
Leasing costs.................................................        (8,396)        (7,625)
Decrease (increase) in restricted cash escrows................           320        (27,432)
Proceeds from assignment of joint venture interest............        22,939              -
Distributions from unconsolidated entities....................           (19)          (787)
                                                                 ------------------------------
Net cash used in investing activities.........................       (54,963)      (116,352)

Financing Activities
Financing costs...............................................        (2,536)        (4,024)
Proceeds from mortgages and notes payable.....................        20,474        136,237
Repayment of mortgages and notes payable......................       (30,245)      (106,883)
Repayment of bonds payable....................................       (23,250)             -
Proceeds from construction financing..........................        75,956         78,805
Series A - Preferred shares repurchased.......................        (5,000)             -
Common share repurchase.......................................             -           (478)
Proceeds from exercise of stock options.......................             -             22
Distributions to minority interest - Operating Partnership....             -        (10,869)
Dividends paid to Series B-Preferred Shareholders.............        (6,750)        (6,750)
Dividends paid to Series A-Preferred Shareholders.............          (750)        (2,250)
Dividends paid to common shareholders.........................             -        (15,793)
                                                                 ------------------------------
Net cash provided by financing activities.....................        27,899         68,017
                                                                 ------------------------------
Net increase (decrease) in cash and cash equivalents..........        12,121         (5,850)
Cash and cash equivalents at beginning of period..............         6,582         25,268
                                                                 ------------------------------
Cash and cash equivalents at end of period....................   $    18,703      $  19,418
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

                                           Prime Group Realty Trust
                                     Consolidated Statements of Cash Flows
                                            (Dollars in thousands)
                                                  (Unaudited)

                                                  (continued)

     During the nine months ended September 30, 2002 and 2001, respectively, we sold assets, net of assumed liabilities, as follows:

                                                           Nine Months
                                                       Ended September 30,
                                                       2002           2001
                                                  ------------------------------
Real estate, net..............................   $   140,921     $   23,843
Deferred costs, net...........................         2,515            225
Deferred rent receivable......................         2,764            120
Restricted escrows............................         3,842            135
Mortgage notes payable assumed by buyer.......      (113,085)             -
Accrued real estate taxes.....................        (5,996)          (699)
Other liabilities and assets, net.............           254          1,497
                                                 ------------------------------
Net assets sold...............................        31,215         25,121
Proceeds from sales of real estate............        25,985         25,413
                                                 ------------------------------
(Loss) gain on sales of real estate (1).......   $    (5,230)    $      292
                                                 ==============================

(1) $3,709 of loss on sale of real estate during the nine months ended September 30, 2002 is included in discontinued operations.


     The following represents supplemental disclosure of significant non-cash activity for the nine months ended September 30, 2002 and 2001:

                                                                 Nine Months
                                                             Ended September 30,
                                                              2002         2001
                                                          ----------------------

Real estate additions through the increase in
 accrued interest payable on construction financing....... $    5,889    $ 2,976
Real estate additions through the increase in
 accrued tenant improvement allowances....................     23,488        103
Real estate additions through the issuance of
  partnership units to minority interest..................      3,210          -
Mortgage notes payable reduction through
  assumption of debt by buyer of sold properties..........    113,085          -
Repurchase of Series A-Preferred Shares through
  the issuance of notes payable...........................     35,000          -
Dividends paid to Series A-Preferred Shareholders
   through the issuance of notes payable..................      2,280          -
Net asset additions through consolidation
   of the Services Company................................          -      2,524
                                                          ----------------------
                                                            $ 182,952   $  5,603
                                                          ======================

                                             Prime Group Realty Trust
                                  Notes to Consolidated Financial Statements
                                                  (Unaudited)


1.      Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 28, 2002 ("Form 10-K").

     Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.      Formation and Organization

     We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. We are the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and own all of the preferred units and 58.7% and 59.4% of the common units of the Operating Partnership issued and outstanding at September 30, 2002 and December 31, 2001, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units in the Operating Partnership.

     Prime Group Realty Services, Inc. (the "Services Company"), our wholly owned subsidiary, elected on January 2, 2001 to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code of 1986, as amended, (the "Code"). We consolidate the operations of the Services Company.

3.      Interest Rate Protection Agreements

     On September 30, 2002, our derivative instruments were reported at their fair value as other assets of $4,000, a deferred hedge liability of $1.4 million, a reduction in investment in unconsolidated entities of $0.3 million and accumulated other comprehensive loss of $2.0 million. We incurred a total comprehensive gain of $2.3 million ($0.15 per weighted average share) for the three months ended September 30, 2002 and total comprehensive loss of $6.9 million ($0.44 per weighted average share) for the three months ended September 30, 2001. We incurred a total comprehensive loss of $14.1 million ($0.90 per weighted average share) and $8.2 million ($0.52 per weighted average share) for the nine months ended September 30, 2002 and 2001, respectively.

4.      Income Taxes

     We elected to be taxed as a REIT under the Code. As a REIT, generally we will not be subject to federal income tax to the extent that we distribute at least 90% of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.


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

6.      Discontinued Operations

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold or properties held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of the properties we sold in 2002 through their date of disposition and property held for sale as of September 30, 2002. See Note 8-Recent Developments to these Consolidated Financial Statements for a description of these sales.

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                    --------------------------------------------
                                          2002      2001        2002       2001
                                    --------------------------------------------
                                                 (dollars in thousands)
Rental revenue.....................   $  279    $  5,266   $  10,450   $ 15,901
Tenant reimbursements..............       57       2,923       5,686      8,487
Other property income..............        -          69         107        203
                                    --------------------------------------------
  Total revenue....................      336       8,258      16,243     24,591

Property operations................      199       1,956       3,665      5,506
Real estate taxes..................       40       1,449       3,276      4,590
Depreciation and amortization......       22       1,648       2,530      5,189
Interest...........................       54       2,150       3,847      6,593
Loss on extinguishments of debt....        -           -           -        103
                                    --------------------------------------------
  Total expenses...................      315       7,203      13,318     21,981
                                    --------------------------------------------

Income before provision for asset
   impairment, net gain (loss) on
   sale of real estate and
   minority interests..............       21       1,055       2,925      2,610
Provision for asset impairment.....     (230)          -     (34,430)    (1,500)
Net gain (loss) on sale of real
   estate..........................      103           -      (3,709)         -
Minority interests.................       76         557      14,491        535
                                    --------------------------------------------
Discontinued operations............   $  (30)   $  1,612   $ (20,723) $   1,645
                                    ============================================

7.      Debt Covenants

     Both the first mortgage construction loan and the mezzanine construction loan for Dearborn Center, an office development located in Chicago, Illinois, contain a liquidity covenant which requires us to maintain a minimum unrestricted cash balance (as defined in the relevant loan documents) of $20.0 million at the end of every quarter. In addition, under these loans, the maximum amount of distributions that we can pay to our common shareholders/unitholders is 90% of funds from operations (as defined in the relevant loan documents) for the most recent four full fiscal quarters. At December 31, 2001 and March 31, 2002, our unrestricted cash balance was less than $20.0 million and we obtained waivers from the respective lenders. In consideration for the waivers from the lenders, we were required to deposit $2.0 million into a cash collateral account over a four-month period, with a $0.5 million initial deposit made at the time the waivers were given, and to pledge, as additional collateral under the loans, the tax increment financing assistance that we may receive from the City of Chicago with respect to Dearborn Center. Additionally, the lenders agreed to permanently reduce the $20.0 million unrestricted cash balance covenant to $17.5 million. At June 30, 2002, our unrestricted cash balance was less than $17.5 million. In July 2002, concurrently with the close of a transaction with
Security Capital Preferred Growth Incorporated ("SCPG"), we negotiated modifications to certain loan covenants, including the unrestricted cash balance requirement. These modifications are discussed below. See Note 8-Recent Developments to these Consolidated Financial Statements for a description of the SCPG transaction.

     In order to consummate the SCPG transaction and obtain the consents of the construction and mezzanine lenders financing our Dearborn Center project, the following covenant modifications were made with respect to the Dearborn Center construction and mezzanine loans:

a. The unrestricted cash liquidity covenant was reduced from $17.5 million to $7.5 million, and any funds in the Citadel Escrow (as defined below) in excess of $10.0 million constitute unrestricted cash for the purposes of calculating the liquidity covenant;

b. The unrestricted cash and Funds From Operations liquidity covenant contained only in the construction loan documents was reduced from $22.5 million to $12.5 million, and any funds in the Citadel Escrow in excess of $10.0 million constitute unrestricted cash for the purposes of calculating the liquidity covenant;

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

     In exchange for the above modifications, we agreed that if we desire to declare or pay any future dividends on our common or preferred shares, we must demonstrate compliance with the financial covenants under the Dearborn Center loans in existence prior to the foregoing modifications. In addition, we agreed, among other things, to (a) deposit into escrow an additional $2.5 million to fund certain hard and soft costs relating to the Dearborn Center project and (b) reallocate to other items in the project budget $2.0 million of leasing commissions due to us upon the occupancy of certain tenants of the Dearborn Center project.

     Additionally, in order to obtain the foregoing covenant modifications, we agreed with the Dearborn Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. ("Citadel") at One North Wacker Drive in Chicago, Illinois, which obligation was undertaken by us in connection with Citadel's lease of space in the Dearborn Center project. See Note 8-Recent Developments to these Consolidated Financial Statements for description of our Citadel lease obligation. We agreed, beginning January, 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We have pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. The amount of the required monthly deposit will be reduced on a pro rata basis as the Citadel space is subleased, and any amounts deposited into the Citadel Escrow will be returned to us as and when the Citadel space at One North Wacker Drive is subleased, subject to the satisfaction of certain conditions.

     Under the terms of three mortgage notes payable totaling $80.5 million, we are required to maintain $20.0 million in unrestricted cash balances at the end of each fiscal quarter. During the second quarter of 2002, we obtained a waiver from the lender for the fiscal quarter ended March 31, 2002. Additionally, on June 27, 2002, in order to consummate the SCPG transaction, we amended the mortgage loan documents for the National City Center building in Cleveland, Ohio, the 200 South Mitchell Court building in Addison, Illinois, and the Pine Meadows, Building E in Libertyville, Illinois. The amendments reduced the unrestricted cash liquidity covenant in the loans from $20.0 million to $7.5 million. Additionally, in connection with the liquidity covenant modification relating to the National City Center mortgage loan, we agreed to make, commencing July 1, 2002 and ending January 1, 2004, monthly $50,000 deposits into an escrow held by the lender as additional security for such loan.

     Under the terms of a $20.0 million note payable collateralized by three of our properties and a $9.0 million letter of credit facility with the same lender, we are required to limit the amount of distributions that can be paid on our common shares and units to a maximum of 90% of funds from operations (as defined in the relevant loan documents) for each calendar year. At December 31, 2001, we did not meet this requirement with respect to calendar year 2001. In March 2002, we obtained amendments to the loan and the letter of credit facility. Under the amendments, we obtained a waiver of the distribution covenant for calendar year 2001, and we agreed, among other things, to increase a $3.5 million guaranty related to a $12.5 million mezzanine facility on our 33 West Monroe Street property with the same lender to a full guaranty of this mezzanine loan. Also, in order to consummate the SCPG transaction, on July 16, 2002, the debt service coverage ratio required to be maintained by us was modified from 1.25 to 1.10.

     Under the terms of a $25.2 million letter of credit facility that provides support for certain IDRBs, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and an implied loan value calculated in accordance with the terms of the letter of credit facility. For the six months ended June 30 2002, and nine months ended September 30, 2002, we deposited $0.6 million and are required to deposit an additional $0.6 million on November 14, 2002, into the cash collateral escrow, respectively.

     The financial covenants contained in many of our loan and guarantee agreements with our lenders include minimum ratios for debt service coverage, and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. Compliance with these covenants for the fourth quarter of 2002 and/or subsequent quarters is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is by no means assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. There can be no assurance that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. As discussed in Note 8-Recent Developments, if either of Arthur Andersen or Bank One, two of our office tenants, were to fail to pay rent as required under their respective leases, it could result in our not meeting these covenants for the fourth quarter of 2002 and/or subsequent quarters.

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


8.      Recent Developments

     During the period from January 1, 2002 through September 30, 2002, we acquired and sold the following operating properties and parcels of land. See-"Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations -for a description of the debt terms.


                                                       Net
                                                     Rentable   Acquisition   Mortgage      Month
                                                      Square    Cost/Sales      Debt      Acquired/
             Property                  Location     Feet/Acres     Price                    Sold
------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Acquired
Land:

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
                                                   ======================================

Sold
Land:
  Aurora Land                      Aurora, IL         52.5 Acres $ 7,000    $  2,800      February
  Aurora Land (2)                  Aurora, IL         19.7 Acres   3,400       2,200      February
                                                   --------------------------------------
                                                      72.2 Acres $10,400    $  5,000
                                                   ======================================
Office: (3)
  2000 York Road (Oak Brook
    Business Center)               Oak Brook, IL      200,865
  2100 Swift Drive                 Oak Brook, IL       58,000
  6400 Shafer Court                Rosemont, IL       166,749
  1699 E. Woodfield Road
    (Citibank Plaza)               Schaumburg, IL     106,003
  3800 and 3850 North Wilke Road
    and 3930 Ventura Drive         Arlington          236,771
    (Commerce Point)                 Heights, IL
  2205-2255 Enterprise Drive
    (Enterprise Office Center)     Westchester, IL    129,655
  1900 Algonquin Road/2000-2060
    Algonquin Road (Salt Creek
    Office Center/Sun Annex)       Schaumburg, IL     125,963
  1700 East Golf Road
     (Two Century Centre)          Schaumburg, IL     219,842
  850, 860, 870 and 1000
    Technology Way (Pine Meadows   Libertyville, IL   203,611
    Corporate Center)                              --------------------------------------
                                                    1,447,459    $131,156   $113,085         June
                                                   ======================================
Joint Venture:(4)
  Pine Meadows Corporate Center
     (Building E)                  Libertyville, IL    90,844           -   $  9,300        August
                                                   ======================================



(1) These parcels were acquired by our Operating Partnership from affiliates of Mr. Stephen J. Nardi, a Trustee and Chairman of our Board, in exchange for 344,331 limited partner common units. These acquisitions complete our obligation under a contract entered into with affiliates of Mr. Nardi as part of our initial public offering.

(2) Our Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this sale, our Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10,350. Our Services Company subsequently contracted with a third party to sell this property for a purchase price of $10,350. We purchased and sold the property in October 2002. See Note 14-Subsequent Events to these Consolidated Financial Statements for a description of these transactions.

     As part of the sale, the Services Company was required to master lease certain vacant space in the building for a total annual rent of approximately $333 for up to two years or until the space was leased to another tenant. In October 2002, our obligation to master lease this space was mitigated upon the leasing of the space to another tenant.

(3) On June 26, 2002, we completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131,156, excluding the assumption of $113,085 of debt related to the properties (the "Blackstone Sale"). We recorded a $33,634 provision for asset impairment during the quarter ended March 31, 2002 related to these properties based upon our revised holding period. We recorded an additional $3,709 loss on sale during the nine months ended September 30, 2002, relating primarily to the write-off of certain deferred assets associated with these properties.

(4)  On August 23,  2002,  we  transferred  our 10%  ownership  interest in Pine
     Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9,300 construction mortgage loan encumbering the property.

     We have a lease with Citadel for space in Dearborn Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's lease (the "Citadel Reimbursement Obligations") for space executed at One North Wacker Drive in downtown Chicago, Illinois. The Citadel Reimbursement Obligations include a nominal gross rental obligation of approximately $82.0 million over the initial term of the lease. We intend to mitigate our financial obligations by subleasing the space. For the three months ended September 30, 2002, we recorded an additional $2.4 million in liabilities for leases assumed increasing our estimate of the anticipated net liability related to this obligation to $11.7 million based on changes in our subleasing assumptions. The net liability related to this obligation reflects payments we have made on this obligation of $2.5 million as of September 30, 2002. In June 2002, a sublease covering 10,000 square feet of the space at One North Wacker Drive was executed. The Dearborn Center construction and mezzanine lenders have required us to create and fund the Citadel Escrow in the amount of $1.0 million per month beginning January 2003 to collateralize certain potential costs and expenses that may be incurred by us in connection with the Citadel Reimbursement Obligations. We have pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. The amount of the required monthly deposit will be reduced on a pro rata basis as the Citadel space is subleased, and any amounts deposited into the Citadel Escrow will be returned to us as and when the Citadel space at One North Wacker Drive is subleased, subject to the satisfaction of certain conditions.

     In January 2000, we entered into an office lease with Bank One, NA ("Bank One") for approximately 617,000 square feet in our Dearborn Center project. Pursuant to the terms of the lease, we, as the landlord under the lease, previously notified Bank One that rent was expected to commence on the first 233,361 square feet of the leased premises on September 26, 2002, subject to our substantially completing base building construction, and that rent was expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 26, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One has informed us that it rejects these commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement dates occur. Any delay in the commencement dates of the lease should not result in a reduction of the total rent payable under the lease, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. We dispute the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding the alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

     We believe that Bank One's positions are not persuasive, and that we would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, we would receive gross rents of approximately $3.7 million in 2002 ($0.1 million would have accrued during the quarter ended September 30, 2002) and $16.0 million in 2003. Bank One did not make September, October and November rental payments while a settlement is being negotiated. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule or if the parties reach a settlement which results in a delay in the commencement date of the Bank One lease, this would negatively impact our ability to meet our financial and contractual obligations, and may result in non-compliance with certain debt covenants for the fourth quarter of 2002.

     On January 2, 2002, we replaced previously issued letters of credit totaling $48.8 million with letters of credit totaling $25.2 million issued by LaSalle Bank, N.A. The letters of credit provide credit support for certain Industrial Development Revenue Bonds ("IDRBs"). The IDRBs are secured by collateral consisting of 2,166,427 square feet of manufacturing facilities located in Chicago, Illinois and Hammond and East Chicago, Indiana. The letters of credit have an annual cost of 2.35% and a term of five years. As part of this transaction, we purchased $23.3 million of the IDRBs utilizing $23.0 million of funds from escrows previously securing the $48.8 million letters of credit and $0.3 million of cash. Under the new letter of credit facility, we have guaranteed all of the borrower's reimbursement obligations. Additionally, we pledged the $23.3 million of bonds purchased, as well as a 304,506 square foot industrial facility located in Arlington Heights, Illinois, as security for our obligations under the guaranty.

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

     On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

     On January 16, 2002, due to a number of factors, including our capital resources and needs, our Board decided not to declare a dividend on the common shares/units for the fourth quarter of 2001.

     On February 15, 2002, we extended the maturity date of the letter of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee from May 9, 2002 to November 9, 2002 for a fee of $35.

     On February 22, 2002, we amended the securities purchase agreement with SCPG, and agreed to pay a deferral payment, as defined, of 3.5% of the $40.0 million aggregate liquidation value of our outstanding Series A Cumulative Convertible Preferred Shares ("Series A Shares"). The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002. The accrued deferral payment was paid in full when our Operating Partnership purchased all of the Series A Shares on July 16, 2002.

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligations. Mr. Jacque M. Ducharme, one of our Trustees, is the President of Julien J. Studley, Inc. Mr. Ducharme has informed us he will receive no portion of commissions due under the agreement, other than the compensation he customarily receives from Julien J. Studley, Inc. based on its general profitability.

     On each of January 15, February 15, March 1, and March 31, 2002, we extended a mortgage note payable collateralized by the land we own in Aurora, Illinois. On March 31, 2002, we extended the loan until May 31, 2002 for a fee of $30, plus expenses of the lender, and agreed that the interest rate would be 28% per annum for the period commencing April 1, 2002. On June 21, 2002, we repaid the mortgage note payable in full.

     On April 8, 2002, we announced the resignations of Mr. Michael W. Reschke from his position as Chairman of our Board of Trustees and Mr. Richard S. Curto from his position as our Chief Executive Officer. Mr. Reschke continues to serve as a member of our Board of Trustees. Mr. Curto's term as a member of our Board of Trustees expired on May 31, 2002. Mr. Stephen J. Nardi was appointed as Acting Chairman of our Board of Trustees on April 8, 2002. From 1997 to that date, Mr. Nardi was Vice Chairman of our Board of Trustees. Mr. Nardi was appointed as Chairman of our Board of Trustees on May 31, 2002. (See Item 2-"Certain Relationships and Related Transactions" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Mr. Reschke and Mr. Curto's separation agreements).

     In April 2002, we reduced our corporate management and certain support staff by approximately 13%. The reductions reflect our decision to reduce our development activities and the elimination of non-core business activities, including third party brokerage and tenant construction, as well as to reduce our administrative costs.

     On April 12, 2002, we announced that our Board of Trustees had determined not to declare the regular quarterly distributions on our Series A Shares and Series B Cumulative Redeemable Preferred Shares ("Series B Shares") for the first quarter of 2002. We also continued our suspension of quarterly distributions on our common shares and units.

     On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS") held a foreclosure auction of the 7,944,893 common units of the Operating Partnership ("the Pledged Units") that Primestone Investment Partners L.P. ("Primestone") pledged to secure Primestone's obligations under two loans (the "Vornado PS Loans") owned by Vornado PS. Vornado PS purchased all of the Pledged Units at the foreclosure auction for $8.35 per common unit, the per share closing price of our common shares on that date. According to public disclosures previously made by Vornado PS and Cadim Acquisition, LLC ("Cadim Acquisition") and Cadim inc. in their respective statements on Schedule 13D filed with the Securities and Exchange Commission, Cadim Acquisition owns a 50% participation in the Vornado PS Loans, and has been assigned 50% of the Pledged Units from Vornado PS. The Pledged Units are by their terms exchangeable for our common shares on a one-for-one basis or, at the option of our independent trustees, cash, except for the Pledged Units owned by Cadim Acquisition, which we have agreed to exchange only for common shares.

     On May 13, 2002, Vornado PS delivered a letter to us exercising Vornado PS' right under the Consent and Agreement, dated as of September 26, 2002, by us and our Operating Partnership in favor of Vornado PS to receive a position on our Board of Trustees for a term ending at the 2003 annual meeting of our shareholders. Vornado PS designated Michael Fascitelli, President of Vornado Realty Trust, as its nominee to fill this position on our Board of Trustees. This appointment will be effective upon action by our Board of Trustees, which is dependent upon the resolution of discussions among us, Vornado PS and Cadim Acquisition concerning the effect of the foreclosure auction of the Pledged Units and the transfer of the Pledged Units to Vornado PS and Cadim Acquisition.

     On May 14, 2002, we extended the maturity date of a $10.5 million mortgage loan secured by a property in Libertyville, Illinois, from April 1, 2002 to June 15, 2002. This mortgage was subsequently assumed by the buyer of this property as part of the Blackstone Sale.

     On May 14, 2002, our Board of Trustees rejected as inadequate an unsolicited proposal from American Realty Investors, Inc. ("ARL") to acquire (i) our outstanding common shares/units for $7.50 in cash and two-tenths of a share of ARL preferred stock for each outstanding common share/unit and (ii) all of our outstanding Series A Shares for $20 per share in cash and all of our outstanding Series B Shares for one share of comparable preferred stock of ARL.

     On May 20, 2002, we entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, our two Co-Presidents, and Mr. James F. Hoffman, our Executive Vice President, General Counsel and Secretary. The agreements provide for a retention payment for calendar year 2002 of $250,000 for each of Mr. Conforti and Mr. Patterson and $100,000 for Mr. Hoffman. The retention payments vest on a per diem basis from the beginning of calendar year 2002 so long as the participant remains employed by us or our affiliates. Any unvested portions of the bonus are forfeited in the event the participant voluntarily terminates his employment. Vested portions of the retention payments are payable upon the earlier of December 31, 2002 or at the discretion of the Compensation Committee of our Board of Trustees in the event of the consummation of various capital events. The entire retention payment is due and payable in the event the participant ceases to be an employee because of (i) a participant's death or disability, (ii) a change of control of Prime Group Realty Trust or (iii) our termination of a participant's employment without cause. In addition, in the event the terms of a participant's employment are materially diminished by us, the payment also becomes due. The foregoing retention payments are considered a 2002 performance bonus distribution for the purpose of calculating any termination compensation due under the participants' previously existing employment or severance agreements with us. No portion of the retention payments under the foregoing retention agreements has been paid at this time.

     On July 16, 2002, we and our Operating Partnership closed a transaction with SCPG. Prior to the closing, SCPG was the sole holder of our Series A Shares. At the closing, our Operating Partnership purchased all of the Series A Shares for a total redemption price of $42.3 million through the issuance of two notes payable described below (which represents the $40.0 million liquidation preference of the Series A Shares plus accrued distributions, including the accrued deferred payment amount, to the date of redemption).

     Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note is exchangeable by its terms for our common shares at an exchange price of $20 per share, subject to anti-dilution adjustments. Approximately $6.8 million of the proceeds from the $20M Note was used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

     In order to permit the purchase of the Series A Shares under our charter, our Board of Trustees conditionally declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares was July 31, 2002, and the payment date was August 15, 2002. The record date for the third quarter dividends on the Series B Shares was September 30, 2002, and the payment date was October 31, 2002. Except for the above declaration on our Series B Shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged.

     The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, and to 12.50% per annum on November 4, 2002, and will increase to 12.75% per annum on February 2, 2003, and is compounded quarterly. The interest rate on the $20M Note is 15.00% per annum. Interest only payments on the Exchangeable Note and the $20M Note are paid currently on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being added to outstanding principal. Each of the notes also has a fee of 0.75% for any principal repayments, whether at maturity or earlier. The notes are secured by mortgages on approximately 123 acres of vacant land owned by us in several Chicago suburban areas, as well as the pledge by our Operating Partnership of certain equity interests in specified property-level subsidiaries of ours. The equity interests in the property-level subsidiaries being pledged consist of a pledge of (i) 49.9% of the membership interests in 180 N. LaSalle, L.L.C., (ii) 70% of the membership interests in each of the following entities: 342 Carol Lane, L.L.C., 343 Carol Lane, L.L.C., 370 Carol Lane, L.L.C., 388 Carol Lane, L.L.C., 200 E. Fullerton, L.L.C., 3510 Randy Road, L.L.C., 550 Kehoe Blvd., L.L.C., 4160 Madison Street, L.L.C., 4211 Madison Street, L.L.C., 4300 Madison Street, L.L.C., 1051 N. Kirk Road, L.L.C., 1401 S. Jefferson, L.L.C.,11039 Gage Avenue, L.L.C., 11045 Gage Avenue, L.L.C., 4343 Commerce Court, L.L.C., 1301 E. Tower Road, L.L.C., and 1600 167th Street, L.L.C., (iii) 100% of the membership interests in Prime Aurora, L.L.C. and (iv) Phoenix Office, L.L.C.'s right to receive distributions from Plumcor/Thistle, L.L.C. We and our Operating Partnership's affiliates owning the vacant land guaranteed the obligations of our Operating Partnership under the notes and the Purchase Agreement.

     Under the terms of the Exchangeable Note and $20M Note, SCPG may require repayment of all or a portion of the outstanding principal of the notes upon the occurrence of certain change of control events or if our common shares cease to be listed for trading on a national securities exchange or included for quotation on the Nasdaq National Market. In addition, certain mandatory prepayments of the notes will be required in the event the we sell our Dearborn Center project or our 180 North LaSalle Street property.

     There is a 2.00% prepayment fee on the principal amount being prepaid under each of the notes in the event of prepayments relating to certain "changes of control" of Prime Group Realty Trust if approved by our Board of Trustees. Any repayments of principal on the notes must first be made on the Exchangeable Note until it is repaid, and then may be made on the $20M Note.

     The transaction documents contain certain negative, affirmative and financial covenants. These covenants require, among other things, that we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. In addition, the transaction documents contain other financial covenants that will become applicable one year after the closing of the transactions, if any amounts evidenced by the notes remain outstanding.

     The Exchangeable Note and the $20M Note each have one year terms, which may be extended for up to two periods of six months each, provided that, among other things, the aggregate outstanding principal amount of the notes at the time of the first extension is not greater than $40.0 million and at the time of the second extension is not greater than $25.0 million. We must pay an extension fee of 0.50% of the aggregate outstanding principal amount of the notes each time an extension option is exercised.

     As part of the foregoing transactions, we issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes are not repaid on or before April 1, 2003, and the Series A-2 warrants are exercisable only in the event the notes are not repaid on or before April 1, 2003. We have also issued to SCPG additional Series B and Series C warrants to purchase common shares which are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants, which have a value of $0.6 million, will contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal amount of the Exchangeable Note or upon the exercise of any of the warrants.

     We also granted SCPG the right to name a trustee to our Board of Trustees, which right SCPG has informed us it does not presently anticipate exercising.

     Although we have paid distributions on our Series B Shares for the first, second and third quarters of 2002, we currently do not anticipate that we will declare and pay distributions on the Series B Shares for the fourth quarter of 2002 or for calendar year 2003. Distributions on the Series B Shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. Except as described above, the existing suspension of quarterly distributions on our common shares and preferred shares remains unchanged and, as described above, the terms of the Exchangeable Note and $20M Note will prohibit payment of distributions on our common shares so long as either or both of the notes are outstanding. Any future distributions in respect of the common shares may not be paid unless all accrued but unpaid preferred share distributions have been or are concurrently satisfied.

     In order to obtain the consent of the construction and mezzanine lenders financing our Dearborn Center project to close the SCPG transaction, we agreed, among other things, to make certain escrow deposits, reallocate certain line items in the project budget and make certain other revisions to the loan documents. See Note 7-Debt Covenants to these Consolidated Financial Statements.

     On July 22, 2002, Arthur Andersen, LLP notified us that they will be closing their operations and subsequently entered into discussions with us concerning a potential lease termination agreement. Arthur Andersen currently leases an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.4% of our total revenue for the nine months ended September 30, 2002. Arthur Andersen's current net rent at these properties is below market rent for comparable buildings in the downtown Chicago office market. There can be no assurance that Arthur Andersen will continue to occupy space in our portfolio, pay rent for such space on a timely basis and fulfill its lease obligations or that it will enter into a lease termination agreement satisfactory to us. If Arthur Andersen were to cease payment of its rental obligation, this would negatively impact our ability to meet financial and contractual obligations, and may result in non-compliance with certain of our debt covenants in the fourth quarter of 2002 and/or subsequent quarters. In light of the evident uncertainties concerning Arthur Andersen's ability to continue to pay rent, we previously engaged in discussions with representatives of Arthur Andersen and the mortgage lenders on the relevant properties regarding the terms of possible lease termination agreements relating to our leases with Arthur Andersen. These discussions did not result in the negotiation of terms acceptable to us at this time.

     On July 29, 2002, we amended a mortgage loan collateralized by our property located at 1455 Sequoia Drive, Aurora, Illinois. Under the amendment, the maturity date of the loan was extended from May 31, 2002 to May 31, 2003, and the per annum interest rate was increased from LIBOR plus 2.25% to LIBOR plus 2.5%.

     On August 1, 2002, we and the City of Chicago ("City") closed the tax increment financing assistance for our Dearborn Center project, pursuant to which we may be entitled to receive from the City, depending on the satisfaction of certain requirements, up to $10.0 million in tax increment assistance. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10.0 million (which is subject to reduction if certain requirements are not satisfied). Interest on the note accrues at the rate of 9.5% per year. Payments of the tax increment assistance are to be made each January 1 after the project is completed, and are to be made from 50% of the incremental real estate taxes attributable to our Dearborn Center project. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, we are required to forego such amounts. Upon satisfaction of the City's requirements, we will record the promissory note and related interest for financial reporting purposes and correspondingly reduce development costs related to Dearborn Center.

     On August 5, 2002, we terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by us at our initial public offering.

     On August 9, 2002, the joint venture which owns the Pine Meadows, Building E project extended the maturity date of a mortgage note payable, with a commitment of $9.3 million, collateralized by the project from July 1, 2002 to August 16, 2002 in anticipation of finalizing an agreement with us to withdraw as a partner. On August 23, 2002, we transferred our interest in the Pine Meadows, Building E project to our joint venture partner. In consideration of the foregoing transfers, we were released from our obligations under the joint venture agreement and the documents that evidenced and secured the mortgage note payable.

     On August 12, 2002, our Board of Trustees increased the size of the Board from five to six members by adding one Class II Trustee position. The Board simultaneously elected Douglas Crocker II, the Chief Executive Officer and a Board member of Equity Residential Properties Trust, to fill the Class II Trustee position. The position has a term expiring at our annual shareholders meeting in 2005.

     On August 21, 2002, we announced that Citadel leased two additional floors in our Dearborn Center project. The additional space being leased consists of 68,271 square feet on the 26th and 27th floors of the project. When added to the space on floors 32 through 37 contained in the original lease, Citadel is leasing a total of approximately 274,000 square feet on eight floors in the 1,525,000 square foot office tower.

     On August 29, 2002, 180 Acquisition Company, LLC ("180 Acquisition") filed a complaint (the "Complaint") against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois (the "180 Interests"), and Jeffrey
A. Patterson, our Co-President and Chief Investment Officer. The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois.

     In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July, 2002. 180 Acquisition is asking the Court to award it $1.7 million in direct damages, $15.7 million in lost profits and $34.9 million in punitive damages. We vigorously dispute the allegations contained in the Complaint, deny making the promises alleged by the plaintiff and believe that we have valid defenses in this case. However, there can be no assurances that the outcome of this case will be favorable to us.

     On August 29, 2002, we entered into a purchase and sale agreement to sell the office building located at 620 Market Street, Knoxville, Tennessee, for $5.1 million. The sale is expected to close in late November 2002. Also on August 29, 2002, we extended the maturity date of the letter of credit enhancing the industrial revenue bonds for this property from November 9, 2002 to February 17, 2003 for a fee of $35,000. In connection with this sale, we will be required to redeem approximately $3.9 million of the $9.0 million of bonds that encumber the property. We currently have in excess of $3.9 million in an escrow account with the lender that currently provides credit enhancement for the bonds. The funds in this escrow account will be used to redeem the $3.9 million of bonds.

     On September 27, 2002, we terminated our lease of approximately 33,690 square feet at our Dearborn Center project.

     During the three and nine months ended September 30, 2002, we recognized approximately $1.6 million and $2.3 million of lease termination fees from specific tenants, respectively, each of whom paid a fee to terminate its lease obligation before the end of the contractual term of the lease. These fees are included in rental revenue for the period ending September 30, 2002.

     During the three and nine months ended September 30, 2002, our Services Company recognized $0.8 million and $1.0 million of net income, respectively, as the developer in connection with the construction of an industrial build-to-suit building.

9.      Asset Impairments

     For the three and nine months ended September 30, 2002 and 2001, respectively, we recorded the following provisions for asset impairments:


                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                      ---------------------------- --------------------------
                                          2002           2001           2002         2001
                                      -------------- ------------- ------------ -------------
                                                      (dollars in thousands)
Operating properties(1)..............  $          -  $          -  $       -    $       -
Property under development...........             -         4,574      4,676        4,574
Investment in unconsolidated entity..             -             -        495            -
                                      -------------- ------------- ------------ -------------
                                       $          -  $      4,574  $   5,171    $   4,574
                                      ============== ============= ============ =============



(1) Discontinued operations for the nine months ended September 30, 2002 includes a provision for asset impairment of $33,634 related to properties included in the Blackstone Sale. In addition, discontinued operations for the three and nine months ended September 30, 2002 includes a provision for asset impairment of $230 and $796, respectively, related to a property held for sale as of September 30, 2002.

10.     Earnings Per Share

     The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months and nine months ended September 30, 2002 and 2001:



                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                            -------------------------------------------------------
                                                 2002          2001          2002        2001
                                            -------------------------------------------------------
                                                                 (dollars in thousands)
Numerator:
  Income (loss) before gain (loss) on sales
    of real estate, minority interests,
    discontinued operations, cumulative
    effect of change in accounting
    principle and preferred distributions.. $     1,133  $     (3,369) $        (981) $     (127)
  Minority interests.......................         569         1,638          5,281       2,821
  Net income allocated to preferred
  distributions............................      (2,450)       (3,036)        (9,029)     (9,109)
                                            -------------------------------------------------------
  Loss before gain (loss) on sales of real
    estate, discontinued operations and
    cumulative of effect change in
    accounting principle...................        (748)       (4,767)        (4,729)     (6,415)
  (Loss) gain on sales of real estate, net
    of minority interests..................           -        (1,453)          (895)        174
  Discontinued operations, net of minority
    interests..............................         (30)        1,612        (20,723)      1,645
  Cumulative effect of change in accounting
    principle, net of minority interests...           -             -              -        (321)
                                            -------------------------------------------------------
 Numerator for earnings per share - loss
  available to common shares............... $      (778)  $    (4,608)   $   (26,347)$    (4,917)
                                            =======================================================
Denominator:
  Denominator for basic earnings per share
    - weighted-average common shares.......  15,675,479    15,641,459     15,672,898  15,626,962
  Effect of dilutive securities:
    Employee stock options.................           -             -              -           -
    Nonvested employee stock grants........           -             -              -           -
                                            -------------------------------------------------------
 Denominator for diluted earnings per share
  - adjusted weighted- average common
  shares and assumed conversions...........  15,675,479     15,641,459    15,672,898  15,626,962
                                            =======================================================
Basic and diluted earnings available to
common shares per weighted-average common
share
 Loss before gain (loss) on sales of real
  estate, discontinued operations and
  cumulative effect of change in accounting
  principle................................ $     (0.05) $       (0.30) $      (0.30)$    (0.41)
 (Loss) gain on sales of real estate, net
  of minority interests....................           -          (0.09)        (0.06)      0.01
 Discontinued operations, net of minority             -           0.10         (1.32)      0.10
  interests................................
Cumulative effect of change in accounting
  principle, net of minority interests.....           -              -             -      (0.02)
                                            -------------------------------------------------------
 Net loss available per weighted-average
  common share of beneficial interest -
  basic and diluted........................ $     (0.05) $       (0.29) $      (1.68) $   (0.32)
                                            =======================================================



     Options to purchase 2,029,926 and 2,304,741 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended September 30, 2002 and 2001, respectively, because the effect would be antidilutive. Options to purchase 2,146,424 and 2,476,712 of our common shares were excluded in the computation of diluted earnings available to common shares for the nine months ended September 30, 2002 and 2001, respectively, because the effect would be antidilutive.


     We had nonvested stock grants of 15,666 and 22,567 shares outstanding during the three months and nine months ended September 30, 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     We had 11,057,485 and 10,713,154 weighted-average common units outstanding during the three months ended September 30, 2002 and 2001, respectively, all of which may be converted (on a one for one basis) into common shares at our option. The convertible common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

     We had 2,000,000 Series A Shares outstanding during the nine months ended September 30, 2002 and 2001 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive. On July 16, 2002, the Series A Shares were purchased by our Operating Partnership. See Note 8-Recent Developments to these Consolidated Financial Statements.

11.     Segment Reporting

     The following summarizes our historical segment operating results for the three and nine months ended September 30, 2002 and 2001:


                                            Three Months Ended September 30, 2002
                                    -------------------------------------------------------
                                                               Corporate/
                                                              Operating
                                         Office   Industrial  Partnership         Total
                                    -------------------------------------------------------
                                                    (dollars in thousands)

Total revenue......................   $  38,343   $    5,443   $    3,185      $  46,971
Total expenses.....................     (34,726)      (4,102)      (7,010)       (45,838)
                                    -------------------------------------------------------
Income (loss) before minority
  interests, discontinued
  operations and cumulative
  effect of change in
  accounting principle..........          3,617        1,341       (3,825)         1,133
FFO adjustments:
  Real estate depreciation and
    amortization................          6,539        1,370           81          7,990
  Straight-line rental revenue..           (855)         (38)           -           (893)
  Straight-line rental revenue
    from joint venture..........            (44)           -            -            (44)
  Straight-line rental revenue
    from discontinued operations             12            -            -             12
  Amortization of costs for
    leases assumed..............            250            -            -            250
  Joint venture adjustments.....            846            -            -            846
  Adjustment for discontinued
    operations..................             39            -            -             39
  Net income allocated to
    preferred shareholders.........           -            -       (2,450)        (2,450)
                                    -------------------------------------------------------
Funds from operations excluding
  straight-line rental revenue.....      10,404        2,673       (6,194)         6,883
  Straight-line rental revenue..            855           38            -            893
  Straight-line rental revenue from
     joint venture.................          44            -            -             44
  Straight-line rental revenue
    from discontinued operations            (12)           -            -            (12)
                                    -------------------------------------------------------
Funds from operations including
  straight-line rental revenue.....   $  11,291    $   2,711    $  (6,194)     $   7,808
                                    =======================================================




                                              Three Months Ended September 30, 2001
                                        ---------------------------------------------------
                                                                  Corporate/
                                                                   Operating
                                           Office     Industrial  Partnership    Total
                                        ---------------------------------------------------
                                                      (dollars in thousands)

Total revenue.......................... $  40,220   $  4,562    $    2,458      $ 47,240
Total expenses.........................   (40,442)    (4,046)       (6,121)      (50,609)
Gain (loss) on sales of real
  estate, net..........................       231     (2,675)            -        (2,444)
                                        ---------------------------------------------------
Income (loss) before minority
  interests, discontinued
  operations and cumulative effect
  of change in accounting principle....         9     (2,159)       (3,663)       (5,813)
FFO adjustments:
  Real estate depreciation and
    amortization.......................     6,532      1,294            88         7,914
  Straight-line rental revenue.........    (1,053)       (97)            -        (1,150)
  Straight-line rental revenue from
      joint venture....................      (109)         -             -          (109)
  Straight-line rental revenue from
    discontinued operations............       (49)         -             -           (49)
  Amortization of costs for leases
    assumed............................       193          -             -           193
  Joint venture adjustments............       838          -             -           838
  Adjustment for sale of operating
    properties.........................       (76)     2,520             -         2,444
  Adjustment for discontinued operations    2,673          -             -         2,673
  Net income allocated to preferred
    shareholders.......................         -          -        (3,036)       (3,036)
                                        ---------------------------------------------------
Funds from operations excluding
  straight-line rental revenue.........     8,958      1,558        (6,611)        3,905
  Straight-line rental revenue.........     1,053         97             -         1,150
  Straight-line rental revenue from
    joint venture......................       109          -             -           109
  Straight-line rental revenue from
    discontinued operations............        49          -             -            49
                                        ---------------------------------------------------
Funds from operations including
  straight-line rental revenue......... $   10,169 $    1,655    $  (6,611)   $    5,213
                                        ===================================================



                                               Nine Months Ended September 30, 2002
                                        ---------------------------------------------------
                                                                 Corporate/
                                                                  Operating
                                          Office    Industrial   Partnership     Total
                                        ---------------------------------------------------
                                                      (dollars in thousands)

Total revenue..........................  $  117,172 $   15,240 $     7,015      $  139,427
Total expenses.........................    (104,185)   (12,510)    (23,713)      (140,408)
Loss on sale of real estate, net.......           -     (1,521)          -         (1,521)
                                        ---------------------------------------------------
Income (loss) before minority
  interests, discontinued operations
  and cumulative effect of change in
  accounting principle.................      12,987      1,209     (16,698)         (2,502)
FFO adjustments:
  Real estate depreciation and
    amortization.......................      19,436      4,160         237          23,833
  Straight-line rental revenue.........      (3,185)      (476)          -          (3,661)
  Straight-line rental revenue from
    joint venture......................        (246)         -           -            (246)
  Straight-line rental revenue from
    discontinued operations............         120          -           -             120
  Amortization of costs for leases
    assumed............................         570          -           -             570
  Joint venture adjustments............       2,533          -           -           2,533
  Adjustments for sale of operating
    property...........................           -      1,313           -           1,313
  Adjustment for discontinued
   operations .........................       5,398          -           -           5,398
  Net income allocated to preferred
    shareholders.......................           -          -      (9,029)         (9,029)
                                        ---------------------------------------------------
Funds from operations excluding
   straight-line rental revenue........      37,613      6,206     (25,490)         18,329
  Straight-line rental revenue.........       3,185        476           -           3,661
  Straight-line rental revenue from
    joint venture......................         246          -           -             246
  Straight-line rental revenue from
    discontinued operations............        (120)         -           -            (120)
                                        ---------------------------------------------------
Funds from operations, including
  straight-line rental revenue.........  $   40,924 $    6,682  $  (25,490)     $   22,116
                                        ===================================================



                                                 Nine Months Ended September, 2001
                                          -------------------------------------------------
                                                                  Corporate/
                                                                   Operating
                                             Office   Industrial  Partnership    Total
                                          -------------------------------------------------
                                                       (dollars in thousands)

Total revenue...........................   $  120,973  $   12,257$     8,433   $  141,663
Total expenses..........................     (111,090)    (13,579)   (17,121)    (141,790)
Gain (loss) on sale of real estate, net.          948        (656)         -          292
                                          -------------------------------------------------
Income (loss) before minority interests,
  discontinued operations and cumulative
  effect  of change in accounting
  principle.............................       10,831      (1,978)    (8,688)         165
FFO adjustments:
  Real estate depreciation and
    amortization........................       18,530       4,433        244       23,207
  Straight-line rental revenue..........       (4,672)      1,226          -       (3,446)
  Straight-line rental revenue from
    joint venture.......................         (423)          -          -         (423)
  Straight-line rental revenue from
    discontinued operations.............         (303)          -          -         (303)
  Amortization of costs for leases
   assumed .............................          585           -          -          585
  Joint venture adjustments.............        2,509           -          -        2,509
  Adjustments for sale of operating
    property............................         (388)        501          -          113
  Adjustment for discontinued
    operations..........................        7,625           -          -        7,625
  Net income allocated to preferred
    shareholders........................            -           -     (9,109)      (9,109)
                                          -------------------------------------------------
Funds from operations excluding
   straight-line rental revenue.........       34,294       4,182    (17,553)      20,923
  Straight-line rental revenue..........        4,672      (1,226)         -        3,446
  Straight-line rental revenue from
    joint venture.......................          423           -          -          423
  Straight-line rental revenue from
    discontinued operations.............          303           -          -          303
                                          -------------------------------------------------
Funds from operations, including
  straight-line rental revenue (1)......   $   39,692  $    2,956 $  (17,553)  $   25,095
                                          =================================================


(1) In accordance with SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. Our adoption of SFAS No. 145 during the third quarter of 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported of $119 and $348 for the three and nine months ended September 30, 2001, respectively.

     The following summarizes our segment assets and activity as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001:

                                                September 30,   December 31,
                                                     2002           2001
                                                -------------------------------
                                                    (dollars in thousands)

Segment assets:
  Office.......................................  $1,259,019    $1,313,195
  Industrial...................................     119,275       128,146
  Corporate/operating partnership..............      65,496        86,308
                                                -------------------------------
Total consolidated assets......................  $1,443,790    $1,527,649
                                                ===============================

                                                          Nine Months
                                                      Ended September 30,
                                                      2002           2001
                                                 -------------------------------
                                                     (dollars in thousands)
Expenditures for real estate:
  Office....................................... $    88,913  $     92,585
  Industrial...................................       5,931        12,051
  Corporate/operating partnership .............         948         1,285
                                                -------------------------------
Total expenditures for real estate............. $    95,792  $   105,921
                                                ===============================

12.     Pro Forma Condensed Consolidated Statements of Operations

     The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2001, the Operating Partnership acquired one industrial property (acquired in 2001) with cash and debt proceeds and sold twelve operating properties (three sold in 2001 and nine sold in 2002) and three land parcels (one sold in 2001 and two sold in 2002). The unaudited Pro Forma Condensed Consolidated Statements of Operations should be read in conjunction with the historical financial statements contained in our Form 10-K. In management's opinion, all adjustments necessary to reflect the effects of the transactions described above have been made.

     The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the transactions described above had occurred at the dates indicated above, nor do they purport to present the future results of operations.


                                                         Nine Months Ended
                                                           September 30,
                                                        2002          2001
                                                   -----------------------------
                                                      (dollars in thousands)

Total revenue ...................................    $139,427     $ 141,449
                                                   =============================

Net loss available to common shareholders  ......    $ (5,427)    $  (5,623)
                                                   =============================

Loss per diluted common share....................    $  (0.35)    $  (0.36)
                                                   =============================


13.     Insurance

     In the regular course of our business we maintain comprehensive liability and all risk property insurance with respect to our properties. Prior to September 11, 2001, insurance policies generally did not expressly exclude coverage for hostile acts, except for acts of war, military action, nuclear hazards and other standard insurance exclusions. Since September 11, 2001, insurance policies generally have added an exclusion for terrorist acts from all risk coverage. Our current policies contain an exclusion of coverage for terrorist acts for our properties to the extent the loss is in excess of $100.0 million per occurrence. Under applicable state law where most of our properties are located, any physical damage caused by a fire resulting from a terrorist act would be covered in excess of the foregoing $100.0 million threshold but within the Company's $500 million policy limits. With respect to three of our downtown Chicago properties, we have obtained additional terrorist act coverage of $130.0 million in the aggregate for all occurrences in excess of the $100.0 million per occurrence threshold for the entire portfolio referred to above.

     We are at risk for financial loss relating to terrorist acts in excess of the above thresholds, which loss could be material. In addition, we are at risk under our insurance policies for losses of any amount relating to standard coverage exclusions for losses as result of acts of war, military action, nuclear hazards, and other standard insurance exclusions (such as governmental action, illegal acts of the insured and pollution), which in the event of such losses could be material.

14.     Subsequent Events

     Our Compensation Committee met in September and October 2002 to discuss an increase in the compensation of Mr. Nardi, our Chairman, to reflect the additional responsibilities he has assumed since the resignations of the former Chairman and the former Chief Executive Officer on April 8, 2002. Mr. Nardi is currently being paid the same amount he was paid as a consultant prior to April 8, 2002. Our Compensation Committee is currently considering a new salary of $400,000 per year for Mr. Nardi so long as Mr. Nardi continues to perform these additional responsibilities and has expressed their intention to make any such pay increase retroactive to April 8, 2002. We have accrued an amount equal to the amount of the increase we currently expect to be recommended by the Compensation Committee to our Board for approval.

     Our Services Company agreed to purchase 700 Enterprise Street in Aurora, Illinois ("700 Enterprise") in connection with Hyundai Motor America's ("Hyundai") purchase of 19.65 acres of vacant land in the Prime Aurora Business Park and our Services Company's commitment to develop a 350,000 square foot industrial building on the land. As part of this transaction, our Services Company contracted to purchase 700 Enterprise from Hyundai for a price of $10.4 million and subsequently contracted to sell the property to a third party for the same price. On October 16, 2002, at the completion of the new building, our Services Company closed on the purchase and the simultaneous sale of 700 Enterprise. As the transactions closed simultaneously, title passed directly from Hyundai to the third party.

     On October 24, 2002, we executed a lease agreement with a third party for a ten-year, four month term on the entire 120,004 square foot industrial building located at 1051 N. Kirk Road in Batavia, Illinois, subject to the execution of an acceptable agreement with our lender. Net rent in the first year is at a rate of $3.25 per square foot increasing 2.5% annually on a compounding basis and provides that net rent is abated for the first four months. See "Certain Relationships and Related Transactions" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the master lease previously executed by our Chairman relating to this property.

     On November 1, 2002, we notified the lender on our IBM Plaza, Chicago, Illinois property that we elected to exercise our right to extend the $160.0 million mortgage note payable, secured by the property (the current outstanding principal balance is $153.2 million) until December 13, 2003 at an interest rate of LIBOR plus 1.7%. The terms of the loan agreement require us to enter into an interest rate hedge agreement indemnifying the lender against interest that accrues on the loan at an annual rate in excess of 8.0%. In addition, in order to extend the loan, we were required to meet a debt service coverage ratio of
1.4 to 1.0 and to pay an extension fee of $0.2 million (both conditions have been satisfied).


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of completed properties as of September 30, 2002 consists of 15 office properties containing an aggregate of 6.4 million net rentable square feet and 30 industrial properties containing an aggregate of 3.9 million net rentable square feet. We also own a joint venture interest in two office properties containing an aggregate of 1.3 million net rentable square feet. We are currently developing Dearborn Center in downtown Chicago, a 1.5 million rentable square foot office tower that is scheduled to be available for low-rise occupancy by the end of the fourth quarter of 2002 and final completion in the second quarter of 2003. We own approximately 97% of this property and we consolidate its operations. Our portfolio also includes approximately 202.1 acres of developable land and rights to acquire more than 31.6 additional acres of developable land.

     In terms of net rentable square feet, approximately 88.2% of our office properties and all of our industrial properties are located in the Chicago metropolitan area in prime business locations within established business communities. The properties located in the Chicago metropolitan area accounted for approximately 92.4% of our total rental and tenant reimbursement revenue for the nine months ended September 30, 2002. Our other office properties are located in the Cleveland, Ohio and Knoxville, Tennessee metropolitan areas.

     Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio, subject to market conditions.

Forward-Looking Statements

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the consolidated financial statements. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on our financial performance; risks associated with our high level of leverage and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and/or failure to pay rent; the risk that we may be unable to finance our development and short-term operational activities; risks related to the industrial and office industry in which our properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of a potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2002.

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

Critical Accounting Policies

     Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting and provisions for asset impairment. During the third quarter of 2002, there were no material changes to our critical accounting policies.


Results of Operations

Comparison of the three months ended September 30, 2002 to September 30, 2001

     As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operations include real estate taxes and other property operating expenses.

     The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 14 Office Properties and 29 Industrial Properties acquired or placed in service on or prior to January 1, 2001.


                                         Total Portfolio                          Same Store Portfolio
                             -----------------------------------------   ----------------------------------------
                                                 Increase/      %                             Increase/     %
(Dollars in thousands)        2002      2001     (Decrease)  Change        2002      2001     Decrease   Change
---------------------------- -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues            $ 43,708   44,604    $  (896)     (2.0)%    $ 43,663  $ 44,677   $(1,014)      (2.3)%
Services Company revenues       2,770    1,968        802      40.8             -         -         -        0.0
Interest income and other         493      668       (175)    (26.2)            -         -         -        0.0
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                46,971   47,240       (269)     (0.6)        43,663    44,677    (1,014)     (2.3)

Property operating expenses    20,953   21,215       (262)     (1.2)        20,867    21,006      (139)     (0.7)
Depreciation and amortization   9,036    8,845        191       2.2          8,437     8,263       174       2.1
Interest expense               10,750   10,747          3       0.0          8,520     9,923    (1,403)    (14.1)
General and administrative      2,519    2,224        295      13.3              -         -         -       0.0
Services Company operations     1,662    1,823       (161)     (8.8)             -         -         -       0.0
Provision for asset
  impairment                        -    4,574     (4,574)   (100.0)             -         -         -       0.0
Strategic alternative costs       554    1,181       (627)    (53.1)             -         -         -       0.0
Severance costs                   175        -        175     100.0              -         -         -       0.0
Loss on tax indemnification       189        -        189     100.0              -         -         -       0.0
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                45,838   50,609     (4,771)     (9.4)        37,824    39,192    (1,368)     (3.5)
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Income (loss) before (loss)
  gain on sales of real
  estate, minority interests
  and discontinued operations   1,133   (3,369)     4,502     133.6      $   5,839  $  5,485   $   354       6.5%
                                                                         ========= ========== ========== ========
(Loss) gain on sales of real
   estate                           -   (2,444)     2,444     100.0
                             -------- ---------- ---------- ----------
Income (loss) before
 minority interests and
 discontinued operations        1,133   (5,813)     6,946     119.5
Minority interests                569    2,629     (2,060)    (78.4)
                             -------- ---------- ---------- ----------
Income from continuing
  operations                    1,702   (3,184)     4,886     153.5
Discontinued operations           (30)   1,612     (1,642)   (101.9)
                             -------- ---------- ---------- ----------
Net income (loss)            $  1,672 $ (1,572)   $ 3,244     206.4%
                             ======== ========== ========== ==========



     Property Revenues. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates. In particular, the expiration in September 2001 of a significant tenant's lease at a suburban office property was the leading factor contributing to the decrease in property revenues. In addition, other property revenues have decreased, offset by an increase in lease termination fees from $0.3 million to $1.6 million for the three months ended September 30, 2001 and 2002, respectively. Future property revenue may continue to be affected by early lease terminations. There is no way of predicting the timing or amounts of future lease terminations.

     Services Company Revenues. The increase in Services Company revenues is primarily due to development fee income of $2.3 million, which we recognize on a percentage of completion method, related to the development of a build-to-suit industrial building. This increase is offset by decreased leasing and consulting income of $0.8 million and decreased construction revenue of $0.7 million due to the discontinuance of providing third party brokerage and tenant construction services.

     Property Operating Expenses. We have realized costs for property insurance and security as a result of the events of September 11, 2001. We believe that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. In addition, lower utilities expenses in our office portfolio, partially offset by an increase in real estate taxes, resulted in a net decrease in property operating expenses. Substantially all of our leases require the tenant to pay, as additional rent, either (i) a portion of any increases in these operating expenses over a base amount or (ii) the tenant's pro-rata share of all appropriate operating expenses. We believe a portion of any increase in these operating expenses will be offset by expense reimbursements from our tenants. We have also experienced an increase in the amount of uncollectible tenant receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. As a result, we may not be able to collect the full amount that was due under the leases and would incur additional costs in re-leasing the space.

     General and Administrative. For the three months ended September 30, 2002 compared to 2001, our general and administrative expenses increased $0.3 million primarily due to an increase in professional fees and corporate insurance costs offset by a decrease in salaries and benefits.

     Services Company Operations. The decrease in the Services Company's operating expenses is primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services offset by an increase in expenses related to the development of a build-to-suit industrial building.

     Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the three months ended September 30, 2002 compared to 2001, we incurred fewer expenses in pursuit of strategic alternatives, which include portfolio asset sales and joint ventures as well as merger and Company sale possibilities.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and
(loss)/gain on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued Operations" for both periods presented.

Comparison of the nine months ended September 30, 2002 to September 30, 2001

     The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 14 Office Properties and 29 Industrial Properties acquired or placed in service on or prior to January 1, 2001.


                                           Total Portfolio                           Same Store Portfolio
                              ------------------------------------------   ------------------------------------------
                                                   Increase/      %                             Increase/      %
(Dollars in thousands)          2002      2001     (Decrease)  Change        2002      2001     Decrease    Change
---------------------------   --------- ---------- ---------- ----------   --------- ---------- ---------- ----------
Property revenues             $132,157 $ 132,584    $  (427)     (0.3)%    $131,933  $132,501     $(568)      (0.4)%
Services Company revenues        5,530     5,656       (126)     (2.2)            -         -         -        0.0
Interest income and other        1,740     3,423     (1,683)    (49.2)            -         -         -        0.0
                              --------- ---------- ---------- ----------   --------- ---------- ---------- ----------
 Total revenues                139,427   141,663     (2,236)     (1.6)      131,933   132,501      (568)      (0.4)

Property operating expenses     64,638    63,440      1,198       1.9        64,388    62,555     1,833        2.9
Depreciation and amortization   26,662    26,285        377       1.4        25,143    24,461       682        2.8
Interest expense                29,492    33,039     (3,547)    (10.7)       25,381    30,188    (4,807)     (15.9)
General and administrative       6,964     6,865         99       1.4             -         -         -        0.0
Services Company operations      3,671     5,478     (1,807)    (33.0)            -         -         -        0.0
Provision for asset
   impairment                    5,171     4,574        597      13.1             -         -         -        0.0
Strategic alternative costs      1,467     1,982       (515)    (26.0)            -         -         -        0.0
Severance costs                  2,154         -      2,154     100.0             -         -         -        0.0
Loss on tax indemnification        189         -        189     100.0             -         -         -        0.0
Loss on extinguishments
 of debt                             -       127       (127)   (100.0)            -        39       (39)    (100.0)
                              --------- ---------- ---------- ----------   --------- ----------  ---------- ----------
 Total expenses                140,408   141,790     (1,382)     (1.0)      114,912   117,243    (2,331)      (2.0)
                              --------- ---------- ---------- ----------   --------- ----------  ---------- ----------

(Loss) income before (loss)
 gain on sales of real
 estate, minority interests
 and discontinued operations      (981)    (127)       (854)   (672.4)    $  17,021  $ 15,258   $ 1,763       11.6%
                                                                           ========= ========== ========== ==========
(Loss) gain on sales of real
  estate, net                   (1,521)     292      (1,813)   (620.9)
                              --------- ---------- ---------- ----------
(Loss) income before
 minority interests and
 discontinued operations        (2,502)      165     (2,667) (1,616.4)
Minority interests               5,907     2,703      3,204     118.5
                              --------- ---------- ---------- ----------
Income from continuing
 operations                      3,405     2,868        537      18.7
Discontinued operations        (20,723)    1,645    (22,368) (1,359.8)
                              --------- ---------- ---------- ----------
 Net (loss) income            $(17,318) $  4,513   $(21,831)   (483.7)%
                              ========= ========== ========== ==========




     Property Revenues. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates. In particular, the expiration in September 2001 of a significant tenant's lease at a suburban office property was the leading factor contributing to the decrease in property revenues. In addition, other property revenues have decreased, offset by an increase in lease termination fees from $0.3 million to $2.3 million for the nine months ended September 30, 2001 and 2002, respectively. Future property revenue may continue to be affected by early lease terminations. There is no way of predicting the timing or amounts of future lease terminations.

     Services Company Revenues. The increase in Service Company revenues is primarily due to development fee income of $3.0 million, which we recognize on a percentage of completion method, related to the development of a build-to-suit industrial building. This increase is offset by decreased leasing and consulting income of $1.0 million and decreased construction revenue of $2.8 million due to the discontinuance of providing third party brokerage and tenant construction services.

     Interest Income and Other. The decrease in interest income and other revenue is primarily due to a decrease in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances.

     Property Operating Expenses. We have realized increased costs for property insurance and security as a result of the events of September 11, 2001. We believe that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Also, higher real estate taxes across the majority of our portfolio during 2002 have increased property operating expenses. Substantially all of our leases require the tenant to pay, as additional rent either, (i) a portion of any increases in these operating expenses over a base amount or (ii) the tenant's pro-rata share of all appropriate operating expenses. We believe a portion of any increase in these operating expenses will be offset by expense reimbursements from our tenants. We have also experienced an increase in the amount of uncollectible tenant receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. As a result, we may not be able to collect the full amount that was due under the leases and would incur additional costs in re-leasing the space.

     Interest  Expense.   Interest  expense  decreased  from  the  prior  period
primarily due to decreases in the index rate for certain variable rate debt.

     Services Company Operations. The decrease in the Services Company's operating expenses is primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services partially offset by an increase in provision of income taxes associated with development fee income.

     Provision for Asset Impairment. Provision for asset impairment for the nine months ended September 30, 2002, represents the write-down of certain development properties and an investment in an unconsolidated entity to current estimated fair value. The provision for asset impairment for the nine months ended September 30, 2001 represents the write-down of certain development properties to estimated fair value.

     Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the nine months ended September 30, 2002 and 2001 we incurred expenses in pursuit of strategic alternatives which include portfolio asset sales and joint ventures as well as merger and Company sale possibilities.

     Severance Costs. For the nine months ended September 30, 2002, we recorded severance costs of $2.2 million resulting from the resignation of Mr. Reschke and Mr. Curto and the reduction of corporate management and support staff.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and
(loss)/gain on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as
"Discontinued Operations" for both periods presented. The decrease in discontinued operations is primarily due to an increase in the provision for asset impairment of $32.9 million offset by an increase in related minority interests of $14.0 million.

Historical Cash Flows


                                            Nine months ended September 30, 2002
                                    ------------------------------------------------------
                                                                Increase/
                                        2002         2001       (Decrease)    % Change
                                    ------------------------------------------------------
                                                    (dollars in thousands)
Operating Activities
  Net (loss) income                 $   (17,318)  $    4,192  $   (21,510)       (513.1)%
  Amortization of discount on
   notes payable                            132            -          132         100.0
  Amortization of costs for
     leases assumed                         570          585          (15)         (2.6)
  Net equity in income of
    unconsolidated investments             (698)      (1,028)         330          32.1
  Depreciation and amortization          29,190       31,474       (2,284)         (7.3)
  Unrealized loss on derivatives              -          240         (240)       (100.0)
  Provision for asset impairment         39,601        6,074       33,527         552.0
  Loss on extinguishments of debt             -          127         (127)       (100.0)
  Loss (gain) on sales of real
    estate                                5,230         (292)       5,522       1,891.1
  Minority interests                    (20,398)      (3,145)     (17,253)       (548.6)
  Cumulative effect of change
    in accounting principle                   -          321         (321)       (100.0)
  Changes in operating assets
    and liabilities                       2,876        3,937       (1,061)        (26.9)
                                    ------------------------------------------------------
Net cash provided by operating
  activities                        $    39,185  $    42,485  $    (3,300)         (7.8)%
                                    ======================================================

Investing Activities
  Expenditures for real estate
    and equipment                   $   (95,792) $  (105,921) $    10,129           9.6%
  Proceeds from sales of real
    estate                               25,985       25,413          572           2.3
  Leasing costs                          (8,396)      (7,625)        (771)        (10.1)
  Restricted cash escrows                   320      (27,432)      27,752         101.2
  Proceeds from joint ventures           22,939            -       22,939         100.0
  Distributions from
    unconsolidated entities                 (19)        (787)         768          97.6
                                    ------------------------------------------------------
Net cash used in investing
  activities                        $   (54,963) $  (116,352) $    61,389          52.8%
                                    ======================================================

Financing Activities
  Financing costs                   $    (2,536) $    (4,024) $     1,488          37.0%
  Proceeds from mortgages and
    notes payable                        20,474      136,237     (115,763)        (85.0)
  Repayment of mortgages and notes
    payable                             (30,245)    (106,883)      76,638          71.7
  Repayment of bonds payable            (23,250)           -      (23,250)       (100.0)
  Proceeds from construction
    financing                            75,956       78,805       (2,849)         (3.6)
  Series A- preferred share and
    common share repurchases             (5,000)        (456)      (4,544)       (996.5)
  Distributions to minority
    interest - operating
    partnership                               -      (10,869)      10,869         100.0
  Dividends paid to Series B
    Preferred Shareholders               (6,750)      (6,750)           -           -
  Dividends paid to Series A
    Preferred  Shareholder                 (750)      (2,250)       1,500          66.7
  Dividends paid to common
    shareholders                              -      (15,793)      15,793         100.0
                                    ------------------------------------------------------
Net cash provided by financing
  activities                        $    27,899  $    68,017  $   (40,118)        (59.0)%
                                    ======================================================


     The increase in the provision for asset impairment related primarily to properties included in the Blackstone Sale in the amount of $33.6 million (included in discontinued operations).

     The net decrease in operating assets and liabilities is primarily due to Services Company receivables relating to development fees on an industrial build to suit in 2002.

     As a result of a decrease in occupancy rates, expenditures on our operating properties for tenant and building improvements declined $14.3 million, offset by an increase in expenditures on our Dearborn Center project of $5.7 million.

     The decrease in the restricted escrow balance and the repayment of bonds payable is primarily due to the use of the escrows to fund our purchase of certain industrial bonds for $23.3 million.

     The increase in proceeds from joint ventures is due to the assignment of our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million.

     Net proceeds from mortgages and notes payable decreased in 2002 compared to 2001 due to reduced refinancing activity.

     The decrease in distributions to minority interest--operating partnership and dividends paid to common shareholders is due to the suspension of quarterly dividends/distributions on our common shares and units.

Liquidity and Capital Resources

     Recent Developments. As previously disclosed, we and our financial advisors have been exploring the possibility of various strategic alternatives, including the possible sale or joint venture of all or a portion of our office and industrial portfolios, and the possible sale of the entire Company or a similar business combination transaction. On June 26, 2002, we sold nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131. 2 million, including the assumption of $113.1 million of debt related to the properties. We continue to pursue other possible strategic transactions, whether property-specific or corporate, that would be beneficial to our shareholders; however, there can be no assurance that we will complete any other transaction on terms that are favorable to us or that any other strategic transaction or transactions will occur.

     On July 16, 2002, we completed a transaction with SCPG, pursuant to which, among other things, our Operating Partnership purchased all of our outstanding Series A Preferred Shares from SCPG. See Note 8- Recent Developments to our Consolidated Financial Statements for a detailed discussion of the transaction.

     Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. In accordance with its terms, we previously had paid an annual dividend of 9% per annum ($2.25 per share) for each Series B Share. Due to a number of factors, including our current capital resources and needs, our Board of Trustees decided not to pay a distribution on our common shares/units for the fourth quarter of 2001 and on our common or preferred shares/units for the first two quarters of 2002. Dividends on our Series B Shares for the first three quarters of 2002 were declared and paid in connection with the SCPG transaction. Under the terms of the SCPG transaction, we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. We currently do not anticipate declaring distributions on our common or preferred shares/units for the fourth quarter of 2002 or for calendar year 2003. In the event current distributions on our preferred shares are in arrears in the future, distributions on our common shares may not be made until all accrued distributions on our preferred shares are declared. Any additional distributions on our preferred and common shares have currently been suspended by our Board of Trustees and will only be made at the discretion of our Board of Trustees. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deems relevant. We can give no assurance that we will be able to complete capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurance that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either for the fourth quarter of 2002 or thereafter, or that we will be able to pay dividends on our Series B Shares.

     Our anticipated cash flows from operations in the fourth quarter of 2002 and in 2003 will not be sufficient to fund our anticipated operating and capital needs, the payment of preferred dividends, and the payment of quarterly distributions on our common shares/units at the historical rate of $.3375 per share. In 2003, we anticipate the funding of significant capital to retenant space that has been vacated or is anticipated to be vacated during the fourth quarter of 2002 and in 2003. In addition, we have incurred and paid, and anticipate to continue to incur and pay, certain costs and expenses related to our Dearborn Center project that are not being funded from any project financing source, including 50% of the current pay requirement on the related mezzanine financing and the funding of a sublease obligation in connection with one of the anchor tenant leases. As noted above, if capital events are not completed on satisfactory terms, we can give no assurance that we will be able to fund our anticipated operating and capital needs.

     Under the terms of certain debt instruments we executed to obtain modifications to certain loan covenants, we are obligated to fund certain escrow accounts to our lenders. See Note 7-Debt Covenants to our Consolidated Financial Statements for a detailed discussion of these escrow obligations.

     The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. Compliance with these covenants for the fourth quarter of 2002 and/or subsequent quarters is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is by no means assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. There can be no assurance that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. As discussed in Note 8-Recent Developments, if either of Arthur Andersen or Bank One, two of our office tenants, were to fail to pay rent as required under their respective leases, it could result in our not meeting these covenants for the fourth quarter of 2002 and/or subsequent quarters.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates which are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current shareholders. There can be no assurance that we will consummate debt, equity or asset sales transactions which would yield proceeds of sufficient nature and in a timeframe necessary to fund our projected operating and capital needs on a current basis. We are highly dependent on future capital events such as these to fund both our short-term and long-term liquidity needs.

     Arthur Andersen LLP currently leases an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.4% of our total revenue for the nine months ended September 30, 2002. Arthur Andersen's current net rent at these properties is below market rent for comparable buildings in the downtown Chicago office market. Arthur Andersen has indicated to us that they will be closing their operations and previously entered into discussions with us concerning a potential lease termination agreement. There can be no assurance that Arthur Andersen will continue to occupy space in our portfolio, pay rent for such space on a timely basis and fulfill its lease obligations or that it will enter into a lease termination agreement with us which we feel is satisfactory. If Arthur Andersen were to cease payment of its rental obligation, this would negatively impact our ability to meet our financial and contractual obligations, and may result in non-compliance with certain debt covenants in the fourth quarter of 2002 and/or subsequent quarters. In light of the uncertainties of Arthur Andersen continuing to pay rent, we have previously engaged in discussions with representatives of Arthur Andersen and the mortgage lenders on the relevant properties regarding the terms of possible lease termination agreements relating to our leases with Arthur Andersen. To date, these discussions have not resulted in the negotiations of terms acceptable to us.

     In January 2000, we entered into an office lease with Bank One for approximately 617,000 square feet in our Dearborn Center project. Pursuant to the terms of the lease, we, as the landlord under the lease, previously notified Bank One that rent was expected to commence on the first 233,361 square feet of the leased premises on September 26, 2002, subject to our substantially completing base building construction and that rent was expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 26, 2002, October 22, 2002 and November 5, 2002,
respectively. Bank One informed us that it rejected these commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement date occurs. Any delay in the commencement date of the lease should not result in a reduction of the total rent payable under the lease, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. We dispute the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding such alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

     We believe that Bank One's positions are not persuasive, and that we would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, we would receive gross rents of approximately $3.7 million in 2002 ($0.1 million would have accrued during the quarter ended September 30, 2002) and $16.0 million in 2003. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule or if the parties reach a settlement which results in a delay in the commencement date of the Bank One lease, this may negatively impact our ability to meet our financial and contractual obligations, and may result in non-compliance with certain debt covenants for the fourth quarter of 2002.

     As discussed under "Capital Improvements," we anticipate the funding of increased capital expenditures for tenant improvements and leasing commissions in 2002 and in 2003 to retenant space that has recently been vacated or is anticipated to be vacated during the fourth quarter of 2002 and in 2003. Anticipated cash flow from operations, after the funding of debt service payments and other fixed charges, is not sufficient to fund these expenditures. Therefore, certain of these activities are highly dependent on our ability to obtain additional financing or equity capital or to sell assets.


     The following tables disclose our contractual obligations and commercial commitments as of September 30, 2002:




                                                        Payments Due by Period
                                                            (in thousands)
                                             ----------------------------------------------
                                                Through      2003-      2005-
Contractual Obligations            Total         2002        2004       2006    Thereafter
-------------------------------------------------------------------------------------------
Mortgages and notes payable(A) $   676,774     $154,892     $195,297   $139,382  $187,203
Bonds payable(B)                    33,900            -        9,000         -     24,900
Construction financing             181,593            -      181,593         -          -
Capital lease obligations(C)           635           66          569         -          -
Operating leases(C)                 15,907          881        5,231      4,373     5,422
Tenant improvement
  allowances(C)(D)                  45,183          (F)          (F)          -         -
Liabilities for leases
  assumed and lease reimbursement
  obligations(C)(E)                 92,345        2,571       21,933     20,413    47,428
                               ------------------------------------------------------------
Total contractual cash
   obligations                  $1,046,337     $158,410     $413,623   $164,168  $264,953
                               ============================================================


(A) Included in mortgage notes payable due in 2002 is a $153,200 mortgage note, which can be extended for up to two years at our option if we meet a debt coverage service ratio of 1.4 to 1.0. On November 1, 2002, we notified the lender of our intention to exercise the first of two one-year extension options and we paid a fee of $200 for the first one-year extension. The total contractual obligation for mortgages and notes payable does not reflect unamortized debt discount of $501 as of September 30, 2002.
(B) We have a contract to sell the underlying property securing the $9,000 of bonds due in 2003. The liability will either be paid or assigned upon closing which is expected to occur prior to December 31, 2002.
(C) We anticipate funding these obligations from operations and the proceeds of equity, debt or asset sale(s) transaction as discussed in "Liquidity and Capital Resources".
(D)  We have escrows of $2,674 which may be utilized to fund these obligations.
(E) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases which we estimate will provide subleasing receipts of $6,061. We are obligated, beginning January 2003, to make monthly escrow payments of $1,000 per month to an account used to pay the costs associated with Citadel's lease of space in the Dearborn Center project. We have pre-funded $4,000 of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003.
(F) Tenant improvement allowances of $40,235 correspond to our Dearborn Center project and will be funded through its construction loan. We anticipate the majority of this obligation will be funded in 2003.


                                                        Amount of Commitment
                                                        Expiration Per Period
                                                           (in thousands)

                                            ----------------------------------------------
            Other                 Total
          Commercial             Amounts      Through      2003-       2005-
         Commitments            Committed      2002        2004        2006    Thereafter
------------------------------- ----------- ------------ ---------- --------- ------------
Standby letters of credit (A)    $  35,315  $      500  $   9,574   $      -   $  25,241
Guarantees (B)                     110,808       1,393     92,356     14,025       3,034
Tax indemnifications (C)               (C)         (C)        (C)        (C)          (C)
Series B preferred shares (D)       38,250       2,250     18,000     18,000          (D)
                                ----------- ------------ ---------- --------- ------------
Total commercial
  commitments                     $184,373  $    4,143   $119,930   $ 32,025   $  28,275
                                =========== ============ ========== ========= ============



(A) Included in the total are a letter of credit for $500 that expired on October 1, 2002 and was no longer required.
(B) Included in the total is our guarantee of $60,000 related to the Dearborn Center construction loan balance of $121,686, having a maturity date of January 5, 2004.
(C) We estimate our maximum possible exposure on tax indemnifications to be $73,551 if all indemnity properties had been sold as of September 30, 2002. The amount of certain indemnities decreases by 10% each calendar year.
(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. The declaration of dividends on the Series B Shares for the third quarter of 2002, became effective July 16, 2002 upon the closing of the SCPG transaction.

     Property Sales. During the period from January 1, 2002 through November 13, 2002, we sold two parcels of land totaling 72.2 acres and nine suburban office properties totaling approximately 1.4 million square feet. We used the net proceeds to retire debt, to fund future and current operations, property capital needs and development activity. We also deposited a portion of the net proceeds from the sale of land into a tax-deferred exchange trust, which was terminated on August 5, 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by us at our initial public offering.

     Indebtedness. On August 23, 2002, we transferred our 10% ownership interest in Pine Meadow, LLC to our joint venture partner. In consideration of the foregoing transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property.

     Our variable rate debt includes $155.2 million subject to an interest rate swap agreement which effectively results in a fixed rate of 8.0% and $281.2 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on this indebtedness.

     In addition to draws under existing construction loans, as previously disclosed under Recent Developments, on July 16, 2002, we and our Operating Partnership closed a transaction with SCPG whereby our Operating Partnership purchased all of the Series A Shares through the issuance of two notes payable in the principal amount of $37.3 million and $20.0 million, respectively. Prior to the closing, SCPG was the sole holder of our Series A shares. At the closing, our Operating Partnership purchased all of the Series A Shares for a total redemption price of $42.3 million through the issuance of two notes payable (which represents the $40.0 million liquidation preference of the Series A Shares plus accrued distributions, including the accrued deferred payment amount, to the date of redemption). Approximately $6.8 million of the proceeds from the $20M Note was used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts, pay expenses related to the transactions and for general corporate purposes. See Note 8-Recent Developments to our Consolidated Financial Statements for a detailed discussion.

     Preferred Shares. Our anticipated cash flows from operations in the fourth quarter of 2002 and in 2003 is not anticipated to be sufficient to fund distributions on our Series B Shares for the fourth quarter of 2002 or for 2003. Payment of distributions on our Series B Shares in the future will be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B preferred shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B preferred shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment.

     Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2001 and 2000, our tenant improvements and leasing commissions averaged $30.73 and $21.01, respectively, per square foot of newly-leased office space, $9.15 and $6.23, respectively, per square foot of office leases renewed by existing tenants, and $3.83 and $7.29, respectively, per square foot of newly-leased industrial space. Our total cost of general capital improvements to our properties historically averages $5.9 million annually based upon an estimate of $0.47 per square foot. Due to current economic and market conditions and the forecasted leasing activity in our portfolio, however, we are budgeting $2.1 million of capital expenditures for the fourth quarter of 2002. We believe that we should attempt to keep our properties near full occupancy, even if this requires additional concessions to the tenant at lease commencement to induce the prospect to become a tenant. This strategy is, in our opinion, preferable during periods of economic decline or economic uncertainty--a period which we believe we are in. We are pursuing alternative approaches to funding 2003 capital improvements based on our present cash on hand and future cash flow projections. We may not have sufficient funds to complete all of these capital improvements in the absence of us completing a capital transaction.

     Insurance. In the regular course of our business we maintain comprehensive liability and all risk property insurance with respect to our properties. Prior to September 11, 2001, insurance policies generally did not expressly exclude coverage for hostile acts, except for acts of war, military action, nuclear hazards and other standard insurance exclusions. Since September 11, 2001, insurance policies generally have added an exclusion for terrorist acts from all risk coverage. Our current policies contain an exclusion of coverage for terrorist acts for our properties to the extent the loss is in excess of $100.0 million per occurrence. Under applicable state law where most of our properties are located, any physical damage caused by a fire resulting from a terrorist act would be covered in excess of the foregoing $100.0 million threshold but within the Company's $500 million policy limits. With respect to three of our downtown Chicago properties, we have obtained additional terrorist act coverage of $130.0 million in the aggregate for all occurrences in excess of the $100.0 million per occurrence threshold for the entire portfolio referred to above.

     We are at risk for financial loss relating to terrorist acts in excess of the above thresholds, which loss could be material. In addition, we are at risk under our insurance policies for losses of any amount relating to standard coverage exclusions for losses as result of acts of war, military action, nuclear hazards, and other standard insurance exclusions (such as governmental action, illegal acts of the insured and pollution), which in the event of such losses could be material.

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

     The following table represents the unaudited calculation of our Funds from Operations for the three months and nine months ended September 30, 2002 and 2001:


                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                             ------------------------------------------
                                                2002      2001       2002      2001
                                             -------------------------------------------
                                                       (dollars in thousands)
Net loss allocated to common shareholders...  $   (778) $ (4,608) $ (26,347) $ (4,917)
Adjustments to reconcile to Funds from
Operations:
  Real estate depreciation and amortization.     7,990     7,914     23,833    23,207
  Straight-line rental revenue..............      (893)   (1,150)    (3,661)   (3,446)
  Straight-line rental revenue from joint
    venture.................................       (44)     (109)      (246)     (423)
  Straight-line rent--discontinued operations       12       (49)       120      (303)
  Amortization of costs for leases assumed..       250       193        570       585
  Joint venture adjustments.................       846       838      2,533     2,509
  Adjustment for sale of operating property.         -     2,444      1,313       113
  Adjustment for discontinued operations (1)        69     1,061     26,121     5,980
  Minority interests........................      (569)   (2,629)    (5,907)   (2,703)
  Cumulative effect of change in accounting
    principle (2)...........................         -         -          -       321
                                             -------------------------------------------
Funds from operations excluding
  straight-line rental revenue..............     6,883     3,905     18,329    20,923
Straight-line rental revenue................       893     1,150      3,661     3,446
Straight-line rental revenue from joint
  venture...................................        44       109        246       423
Straight-line rent from discontinued
  operations................................       (12)       49       (120)      303
                                             -------------------------------------------
Funds from Operations (3) (4)...............  $  7,808  $  5,213  $  22,116  $ 25,095
                                             ===========================================


(1) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented.

(2) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Included in the above revenue adjustments for the three months ended September 30, 2002 and 2001 is $73 and $74, respectively, of revenue previously recorded in 1999. Included in the above revenue adjustments for the nine months ended September 30, 2002 and 2001 is $219 and $220, respectively, of revenue previously recorded in 1999.

(3) In accordance with SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. Our adoption of SFAS No. 145 during the second quarter of 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported of $230 for the nine months ended September 30, 2001, respectively.

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

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf at a building owned by a third party in downtown Chicago, Illinois. We have certain financial obligations relating to the space under a lease we assumed as part of a lease incentive for a tenant at our Dearborn Center property. Mr. Jacque M. Ducharme, one of our Trustees, is the President of Julien J. Studley, Inc. Mr. Ducharme has informed us he will receive no portion of commissions due under the agreement, other than the compensation he customarily receives from Julien J. Studley, Inc. based on its general profitability.

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

     Mr. Reschke and Mr. Curto each entered into a separation agreement with us in connection with their resignations. The separation agreement applicable to Mr. Reschke provided for among other things, severance compensation of $625,000 and other accrued compensation of $42,000. The termination compensation to Mr. Reschke was paid in part in six monthly installments of $19,000 each, with the balance, with interest thereon determined in accordance with the agreement, paid on November 8, 2002. In addition, Mr. Reschke's unvested stock options and restricted stock awards were cancelled pursuant to his separation agreement. The separation agreement applicable to Mr. Curto provided, among other things, severance compensation of $935,000 and other accrued compensation of $90,000. The termination compensation to Mr. Curto was paid in part in six monthly installments of $32,000 with the balance, with interest thereon determined in accordance with the agreement, paid on November 8, 2002. In addition, Mr. Curto's unvested stock options and restricted stock awards became fully vested pursuant to his separation agreement in exchange for certain other concessions from Mr. Curto. Finally, on April 18, 2002, Mr. Curto voluntarily forfeited his options to acquire 175,000 of our common shares, which options were granted to him at the time of our initial public offering.

     On August 5, 2002, we terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by us at our initial public offering.

     On September 27, 2002, we terminated our lease of approximately 33,690 square feet at our Dearborn Center project.

     As of September 30, 2002, we have a receivable of approximately $576,000 from Mr. Nardi, the Chairman of our Board of Trustees, and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period October 2001 through September 2002. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance and rent continues to accrue at the rate of approximately $48,000 per month. The term of the master lease expires on the earlier of March 31, 2003 or the date the property is leased under qualifying leases. On October 25, 2002, we signed a lease with a tenant for the entire building which is subject to the execution of an acceptable agreement with our lender. See Note 14-Subsequent Events to our Consolidated Financial Statements for a description of this lease.

     Our Compensation Committee met in September and October 2002 to discuss an increase in the compensation of Mr. Nardi, our Chairman, to reflect the additional responsibilities he has assumed since the resignations of the former Chairman and the former Chief Executive Officer on April 8, 2002. Mr. Nardi is currently being paid the same amount he was paid as a consultant prior to April 8, 2002. Our Compensation Committee is currently considering a new salary of $400,000 per year for Mr. Nardi so long as Mr. Nardi continues to perform these additional responsibilities and has expressed their intention to make any such pay increase retroactive to April 8, 2002. We have accrued an amount equal to the amount of the increase we currently expect to be approved by the Compensation Committee.

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

     As of September 30, 2002, approximately $580.3 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $155.2 million subject to an interest rate swap agreement, which effectively results in a fixed rate of 8.0% on this indebtedness and $279.2 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30 2002. For the interest rate protection agreement, the table presents the notional amount entered into and the swap/cap rate.


                                                          Interest Rate Sensitivity
                                              Principal (Notional) Amount by Expected Maturity
                                                            Average Interest Rate
                                    ----------------------------------------------------------------------
                                       2002      2003     2004      2005      2006   Thereafter  Total
                                    ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount (1).............     $1.3      $50.2      $3.3     $5.8      $3.8    $187.2     $251.6
Weighted-average interest rate (2)      9.38%     13.08%     7.45%    7.41%     7.46%     7.59%

Variable rate amount..............   $153.6      $80.7     $61.2    $68.3     $61.5       -       $425.3
Weighted-average interest rate (2)      7.99%      9.74%     5.61%    3.35%     4.80%     -

Bonds payable:
Variable rate amount (3)..........      -         $9.0       -        -         -       $24.9      $33.9
Weighted-average interest rate (2)      -          1.43%     -        -         -         4.03%

Construction Financing:
Fixed rate amount.................      -          -       $59.9     -         -         -         $59.9
Weighted-average interest rate (2)      -          -        23.00%   -         -         -

Variable rate amount .............      -          -      $121.7     -         -         -        $121.7
Weighted-average interest rate (2)      -          -         5.04%   -         -         -

Interest rate swap agreement(2):
Notional amount...................   $155.2        -         -        -         -         -       $155.2
Pay rate..........................      1.81%      -         -        -         -         -
Fixed swap rate...................      6.30%      -         -        -         -         -

Interest rate cap agreements(2)(4):
Notional amount...................      -        $99.5    $240.0      -         -         -       $339.5
Pay rate..........................      -          1.82%     2.25%    -         -         -
Cap rate..........................      -          6.98%     7.36%    -         -         -



(1) Amount shown for 2003 does not reflect unamortized debt discount of $0.5 million on notes payable as of September 30, 2002.
(2) Based upon the rates in effect at September 30, 2002, the weighted-average interest rates, including the interest rate swap agreement, on our mortgage notes payable, bonds payable and construction financing at September 30, 2002 were 7.48%, 3.34% and 10.97%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $4.3 million.
(3) The bonds payable of $9.0 million and $24.9 million are collateralized by letters of credit of $9.2 million and $24.9 million. The scheduled maturity date for the bonds is 2022 ($24.9 million) and 2014 ($9.0 million). The earlier maturity dates shown here of bonds payable of $9.0 million reflect the scheduled expiration of letters of credit which credit enhance the bonds in February 2003, which if not extended or replaced, will accelerate maturity of the bonds.
(4) On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap began at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan during the expected construction period of the Dearborn Center property.

Item 4. .......Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) conducted within 90 days of the date of filing of this quarterly report Form 10-Q under the supervision and with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)  Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.


Part II:  Other Information

Item 1. Legal Proceedings.

Except as described below, neither we nor any of our properties are presently subject to any material litigation or legal proceeding, nor, to our knowledge, is any material or other litigation or legal proceedings threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

In January 2000, Dearborn Center, L.L.C. ("Dearborn LLC"), one of our affiliates, entered into an office lease with Bank One for approximately 617,000 square feet in our Dearborn Center project. Pursuant to the terms of the lease, Dearborn LLC, as the landlord under the lease, previously notified Bank One that rent is expected to commence on the first 233,361 square feet of the leased premises on September 26, 2002, subject to us substantially completing base building construction and that rent is expected to commence on an additional 127,176, 190,764 and 65,879 square feet of the leased premises on or about September 26, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One has informed Dearborn LLC that it rejects the foregoing commencement dates because of several alleged deficiencies in the leased premises. The matters being alleged by Bank One do not constitute defaults under the lease and instead affect when the lease commencement date occurs. Any delay in the commencement date of the lease should not result in a reduction of the total rent payable under the lease, but rather result in a commensurate delay of the expiration of the lease term and a delay in the receipt of such income to later periods. Accordingly, the fifteen-year term of the lease (and the length of the subsequent renewal options) will not be reduced because of any such delay in the commencement date. We dispute the issues raised by Bank One, and the parties have triggered the dispute resolution provisions of the lease in order to resolve the matter. The parties currently are in settlement discussions regarding such alleged deficiencies and the rent commencement dates under the Bank One lease. In the event that the parties are not able to resolve the matter themselves, then either party has the right to institute binding arbitration.

We believe that Bank One's positions are not persuasive, and that we would likely prevail in any arbitration relating to this matter, although there can be no assurances that this will be the case. If lease payments were to commence as previously planned, we would receive gross rents of approximately $3.7 million in 2002 ($0.1 million of which would have accrued during the quarter ended September 30, 2002) and $16.0 million in 2003. Bank One did not make September, October and November rental payments while a settlement is being negotiated. If Bank One were to prevail and not pay its rental obligation according to the preceding schedule or if the parties reach a settlement which results in a delay in the commencement date of the Bank One lease, this would negatively impact our ability to meet our financial and contractual obligations, and may result in non-compliance with certain debt covenants for the fourth quarter of 2002.

On August 29, 2002, 180 Acquisition filed a Complaint against us, our Operating Partnership, our affiliated Services Company, one of our subsidiaries holding the 180 interests, and Jeffrey A. Patterson, our Co-President and Chief Investment Officer. The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois.

In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. 180 Acquisition is asking the Court to award it $1.7 million in direct damages, $15.7 million in lost profits and $34.9 million in punitive damages. We vigorously dispute the allegations contained in the Complaint, deny making the promises alleged by the plaintiff and believe that we have valid defenses in this case. However, there can be no assurances the outcome of that this case will be favorable to us.

Item 2. Changes in Securities and Use of Proceeds.

As part of the previously disclosed transaction with SCPG, on July 16, 2002, our Operating Partnership issued the Exchangeable Note to SCPG in the principal amount of $37.3 million. The Exchangeable Note was issued to SCPG as part of the consideration our Operating Partnership paid to purchase all of our Series A Shares from SCPG. The principal amount of the Exchangeable Note is exchangeable by its terms for our common shares at an exchange price of $20 per share, subject to antidilution adjustments.

In addition, and also as part of the foregoing transaction with SCPG, on July 16, 2002 we issued to SCPG Series A-1 warrants to purchase up to 500,000 of our common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 of our common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes our Operating Partnership issued to SCPG are not repaid on or before April 1, 2002, and the Series A-2 warrants are exercisable only in the event the notes are not repaid on or before April 1, 2002. On July 16, 2002, we also issued to SCPG Series B and Series C warrants to purchase of our common shares which are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 of our common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 of our common shares at $12.50 per share. The warrants contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal of the Exchangeable Note or upon the exercise of any of the warrants.

The Exchangeable Note and the Warrants described above were privately offered and sold to SCPG, an institutional investor which previously held all of our Series A Shares, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

As previously disclosed, on April 12, 2002, we announced that our Board of Trustees determined to suspend the quarterly distributions on our Series A Shares and Series B Shares. On July 16, 2002, our Operating Partnership purchased all of our Series A Shares from SCPG. In order to permit the redemption of the Series A Shares under the our charter, our Board of Trustees declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of distributions on our Series B Shares became effective, and funds sufficient therefore were set apart for payment, on July 16, 2002 upon the closing of the SCPG transaction. Accordingly, distributions for the first and second quarter of 2002 on the Series B Shares were paid on August 15, 2002, and distributions for the third quarter on the Series B Shares were paid on October 31, 2002. The distributions on the Series B Shares for the first quarter of 2002 in the amount of $2.3 million were in arrears for more than 30 days when they were paid as discussed above on August 15, 2002. Distributions on the Series B Shares are accruing for the fourth quarter of 2002, but are not yet in arrears.

Except for the foregoing declaration and payment of distributions on our Series B Shares for the first, second and third quarters of 2002, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged. We currently do not expect to declare and pay distributions on our Series B Shares for the fourth quarter of 2002 or for 2003. As previously disclosed, so long as our notes payable to SCPG remain outstanding, we may pay distributions on our Series B Shares only to the extent we prepay the notes in an amount equal to such distributions. See Note 8-Recent Developments to our Consolidated Financial Statements for a more detailed discussion of the terms of the notes payable to SCPG.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:


 10.1   Form of Promissory Note in the principal  amount of $20,000,000  from Prime
        Group  Realty,   L.P.  in  favor  of  Security  Capital   Preferred  Growth
        Incorporated  as filed as Exhibit  99.1 to our  Current  Report on Form 8-K
        (filed  July 18,  2002,  File No.  001-13589)  and  incorporated  herein by reference.

 10.2   Form of Exchangeable Promissory Note in the principal amount of $37,279,909 from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth
        Incorporated  as filed as Exhibit  99.2 to our  Current  Report on Form 8-K
        (filed  July 18,  2002,  File No.  001-13589)  and  incorporated  herein by reference.

 10.3   Amendment No. 1 to the Securities  Purchase and Exchange Agreement dated as of July 16, 2002,  among Security Capital  Preferred  Growth  Incorporated,
        Prime Group Realty Trust and Prime Group  Realty,  L.P. as filed as Exhibit
        99.3 to our  Current  Report on Form 8-K  (filed  July 18,  2002,  File No.
        001-13589) and incorporated herein by reference.

 10.4   Registration Agreement dated as of July 16, 2002 between Prime Group Realty
        Trust  and  Security  Capital  Preferred  Growth  Incorporated  as filed as
        Exhibit 99.4 to our Current  Report on Form 8-K (filed July 18, 2002,  File
        No. 001-13589) and incorporated herein by reference.

 10.5   Series A-1 Share  Purchase  Warrant  dated July 16,  2002 from Prime  Group
        Realty Trust to Security Capital Preferred Growth  Incorporated as filed as
        Exhibit 99.5 to our Current  Report on Form 8-K (filed July 18, 2002,  File
        No. 001-13589) and incorporated herein by reference.

 10.6   Series A-2 Share  Purchase  Warrant  dated July 16,  2002 from Prime  Group
        Realty Trust to Security Capital Preferred Growth  Incorporated as filed as
        Exhibit 99.6 to our Current  Report on Form 8-K (filed July 18, 2002,  File
        No. 001-13589) and incorporated herein by reference.

 10.7   Series B Share Purchase Warrant dated July 16, 2002 from Prime Group Realty
        Trust to Security Capital Preferred Growth Incorporated as filed as Exhibit
        99.7 to our  Current  Report on Form 8-K  (filed  July 18,  2002,  File No.
        001-13589) and incorporated herein by reference.

 10.8   Series C Share Purchase Warrant dated July 16, 2002 from Prime Group Realty
        Trust to Security Capital Preferred Growth Incorporated as filed as Exhibit
        99.8 to our  Current  Report on Form 8-K  (filed  July 18,  2002,  File No.
        001-13589) and incorporated herein by reference.

 10.9   Omnibus Third  Modification  to Senior Loan Documents  dated as of July 16,
        2002 among Dearborn  Center,  L.L.C.,  Prime/Beitler  Development  Company,
        L.L.C.,  Bayerische Hypo- Und Vereinsbank AG, New York Branch , Prime Group
        Realty,  L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company
        Incorporated  as filed as Exhibit  99.9 to our  Current  Report on Form 8-K
        (filed  July 18,  2002,  File No.  001-13589)  and  incorporated  herein by reference.

 10.10  Omnibus Third  Modification  to Mezzanine Loan  Documents  dated as of July
        16, 2002 among Prime/Beitler  Development  Company,  L.L.C.,  Deutsche Bank
        Trust Company  Americas,  Vornado Realty Trust,  MMBC Debt Holdings I, LLC,
        New York Life  Insurance  Company,  Dearborn  Center,  L.L.C.,  Prime Group
        Realty,  L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company
        as filed as Exhibit 99.10 to our Current Report on Form 8-K (filed July 18,
        2002, File No. 001-13589) and incorporated herein by reference.

 10.11  Pledge,  Assignment and Security  Agreement  (Second Senior Citadel Reserve
        Account)  dated as of July 16,  2002 given by Prime Group  Realty,  L.P. in favor of Bayerische  Hypo- Und  Vereinsbank AG, New York Branch as filed as
        Exhibit 99.11 to our Current Report on Form 8-K (filed July 18, 2002,  File
        No. 001-13589) and incorporated herein by reference.

 10.12  First  Amendment  to Loan  Agreement  (BRE/City  Center  L.L.C.)  dated for reference purposes only as of June 27, 2002, between BRE/City Center L.L.C.
        and Corus  Bank,  N.A. as filed as Exhibit  99.12 to our Current  Report on
        Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated  herein by reference.

 10.13  Reaffirmation  and Amendment of Limited  Guaranty (Loan to BRE/City  Center
        L.L.C.)  entered into as of June 27, 2002 between Prime Group Realty,  L.P.
        and Corus Bank N.A. as filed as Exhibit 99.13 to our Current Report on Form
        8-K (filed July 18, 2002, File No.  001-13589) and  incorporated  herein by reference.

 12.1   Computation  of ratios of earnings to combined  fixed charges and preferred shares distributions.

 99.1   Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 of Stephen J. Nardi, Chairman
        of the Board of Registrant.

 99.2   Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
        Section  906 of the  Sarbanes-Oxley  Act of  2002  of  Louis  G.  Conforti,
        Co-President and Chief Financial Officer of Registrant.



EXHIBIT
NUMBER  DESCRIPTION

          Reports on Form 8-K:

          We filed the following reports on Form 8-K during the third quarter of 2002:

          Form 8-K dated June 26, 2002 (filed July 10, 2002, File No. 001-13589) (includes a Pro-Forma Condensed Consolidated balance sheet for the year ended December 1, 2001 and for the period ended March 31, 2002) announcing the closing of the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P.

          Form 8-K dated July 1, 2002 (filed July 3, 2002, File No. 001-13589) relating to the announcement of continued work to close the Security Capital Preferred Growth Incorporated transaction.

          Form 8-K dated July 16, 2002 (filed July 18, 2002, File No. 001-13589) relating to the closing of a transaction on July 16, 2002, with Security Capital Preferred Growth Incorporated.

          Form 8-K dated August 12, 2002 (filed August 13, 2002, File No. 001-13589) relating to additional financial and operational information concerning us and properties owned by us or our subsidiaries as of December 31, 2001, in the form of a Supplemental Information Package.

          Form 8-K dated August 12, 2002 (filed August 13, 2002, File No. 001-13589) relating to Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Form 8-K dated August 14, 2002 (filed August 14, 2002, File No. 001-13589) relating to Regulation FD Disclosure disclosing the Citadel Lease Amendment.

          Form 8-K dated August 20, 2002 (filed August 21, 2002, File No. 001-13589) announcing Citadel Investment Group L.L.C. lease agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRIME GROUP REALTY TRUST

                                          Registrant

Date:      November 13, 2002              /s/  Louis G. Conforti
                                          ----------------------
                                          Louis G. Conforti
                                          Co-President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer of the Registrant)

                                 CERTIFICATIONS

I, Stephen J. Nardi, certify that:

1.   I have  reviewed this  quarterly  report on form 10-Q of Prime Group Realty
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002



                                                   /s/ Stephen J. Nardi
                                                   --------------------
                                                   Stephen J. Nardi
                                                   Chairman of the Board

I, Louis G. Conforti, certify that:

1.   I have  reviewed this  quarterly  report on form 10-Q of Prime Group Realty
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002

                                                   /s/ Louis G. Conforti
                                                   ---------------------
                                                   Louis G. Conforti
                                                   Co-President and
                                                     Chief Financial Officer


                                                                    Exhibit 12.1
                                           Prime Group Realty Trust
                            Statements Regarding Computation of Ratios of Earnings
                          to Combined Fixed Charges and Preferred Share Distributions
                                            (Dollars in Thousands)

                                                     Three Months        Nine Months
                                                        Ended               Ended
                                                    September 30,       September 30,
                                                 -----------------------------------------
Earnings:                                           2002      2001     2002      2001
                                                 -----------------------------------------
  (Loss) income before (loss) gain on sales of
    real estate, discontinued operations,
    cumulative effect of change in accounting
    principle, preferred share distributions and
    minority interests per the consolidated
    financial statements.......................  $   1,133 $  (3,369) $  (981)  $  (127)
  Interest expense.............................     10,750    10,747    29,492   33,039
  Amortization of debt issuance costs..........      1,015       853     2,520    2,704
                                                 -----------------------------------------
Earnings.......................................  $  12,898  $   8,231 $ 31,031   35,616
                                                 =========================================

Fixed charges:
  Interest expense.............................     10,750    10,747    29,492   33,039
  Capitalization of interest expense...........      7,792     6,810    21,641   16,469
  Amortization of debt issuance costs..........      1,015       853     2,520    2,704
  Preferred share distributions................      2,450     3,036     9,029    9,109
                                                 -----------------------------------------
Total fixed charges............................  $  22,007  $  21,446 $ 62,682  $61,321
                                                 =========================================

Ratio of earnings to combined fixed charges and
  preferred share distributions................          -         -          -       -
                                                 =========================================

Deficit of earnings to combined fixed charges
  and preferred share distributions............  $  (9,109) $ (13,215) $(31,651)$(25,705)
                                                 =========================================

Funds from operations:
  Funds from operations (1)....................      7,808     5,213     22,116   25,095
  Interest expense.............................     10,750    10,747     29,492   33,039
  Amortization of debt issuance costs..........      1,015       853      2,520    2,704
  Preferred share distributions................      2,450     3,036      9,029    9,109
                                                 -----------------------------------------
Adjusted funds from operations.................  $  22,023  $ 19,849   $ 63,157 $ 69,947
                                                 =========================================

Fixed charges:
  Interest expense.............................     10,750    10,747     29,492   33,039
  Capitalization of interest expense...........      7,792     6,810     21,641   16,469
  Amortization of debt issuance costs..........      1,015       853      2,520    2,704
  Preferred share distributions................      2,450     3,036      9,029    9,109
                                                 -----------------------------------------
Total fixed charges............................  $  22,007  $  21,446  $  62,682$ 61,321
                                                 =========================================
  Ratio of funds from operations to combined
  fixed charges and preferred share distributions     1.00          -       1.01    1.14
                                                 =========================================

  Excess (deficit) of funds from operations to
  combined fixed charges and preferred share
  distributions................................  $      16  $ (1,597)  $     475$  8,626
                                                 =========================================



     (1) Funds from operations for the three months and nine months ended September 30, 2001 have been restated in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper.