Form 10-K
period 2002-12-31
PRIME GROUP REALTY TRUST
filed 2003-03-27
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 1-13589

                            PRIME GROUP REALTY TRUST
             (Exact name of registrant as specified in its charter)

                                    Maryland
                         (State or other jurisdiction of
                         incorporation or organization)

               77 West Wacker Drive, Suite 3900, Chicago, Illinois
                    (Address of principal executive offices)


                                   36-4173047
                                (I.R.S. Employer
                               Identification No.)

                                      60601
                                   (Zip Code)
                                 (312) 917-1300
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes_X_ No ___

     The aggregate market value of the registrant's common shares held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $102,373,845 based on the per share closing price on the New York Stock Exchange for such shares on June 28, 2002.

     The number of the registrant's common shares outstanding was 15,725,629 as of March 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on May 23, 2003.
================================================================================



                                      INDEX


PART I
                                                                                       PAGE
Item 1.   Business..........................................................................3
Item 2.   Properties.......................................................................26
Item 3.   Legal Proceedings................................................................29
Item 4.   Submission of Matters to a Vote of Security Holders..............................31

PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters............................................................31
Item 6.   Selected Financial Data..........................................................33
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................39
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................69
Item 8.   Financial Statements and Supplementary Data......................................69
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................69

PART III

Item 10.  Directors and Executive Officers of the Registrant...............................69
Item 11.  Executive Compensation...........................................................69
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................................70
Item 13.  Certain Relationships and Related Transactions...................................70
Item 14.  Controls and Procedures..........................................................70

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................72

          Signatures.......................................................................84



Forward-Looking Statements

     Statements contained in this Annual Report on Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our development and short-term operational activities; risks related to the office and industrial markets in which our properties compete, including adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2002.

Among the matters about which we have made assumptions are the following:

o future economic conditions which may impact the demand for office and industrial space either at current or increased levels;
o    the extent of any tenant bankruptcies or defaults that may occur;
o    prevailing interest rates;
o    the effect of inflation on operating expenses;
o    our ability to reduce various expenses as a percentage of revenues; and
o    the availability of financing and capital.

     In addition, historical results and percentage relationships set forth in this Annual Report on Form 10-K are not necessarily indicative of future operations.

                                     PART I

ITEM 1.  BUSINESS

Background and General

     We are a self-administered and self-managed Maryland real estate investment trust that owns and operates 15 office properties and 30 industrial properties, located primarily in the Chicago metropolitan area. We own one office property in Cleveland, Ohio. We are a fully-integrated real estate operating company, providing our own property management, leasing, marketing, acquisition, development, redevelopment, finance and other related functions.

     Our owned and completed properties contain approximately 7.8 million net rentable square feet of office space and 3.9 million net rentable square feet of industrial space. This includes our recently completed Dearborn Center project, now known as Bank One Corporate Center, in downtown Chicago, an office tower containing 1.5 million rentable square feet which was placed in service in November 2002. At December 31, 2002, we owned in excess of 97% of the joint venture that owns this property and we consolidated our ownership of this property as we had a significant controlling financial interest in this entity. On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the joint venture that owns this property making us the sole owner of the property. The office properties also include Continental Towers in Rolling Meadows, Illinois, on which we own a second mortgage note, and 180 North LaSalle Street in Chicago, Illinois, on which we hold the Class "B" and "R" REMIC interests in a first mortgage loan and the second mortgage note. As a result of our interests in the second mortgage notes, we have a controlling financial interest in these properties and we consolidate both properties' operations.

     We also own two venture interests which we account for as investments in unconsolidated entities using the equity method. These consist of a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois, and a 23.1% common interest in a venture that owns a 386,048 square foot office property located in Mesa, Arizona.

     We own 202.1 acres of land and have rights to acquire 31.6 acres of developable land. We believe that this land could be developed with 1.2 million square feet of additional office space and 3.8 million square feet of additional industrial space. However, we do not anticipate commencing new development projects in the near future.

     We were formed on July 21, 1997 as a Maryland real estate investment trust and completed the initial public offering of our common shares on November 17, 1997. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

     We are the sole general partner of, and currently hold 58.8% of the common interests in, Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership, except for certain services requested by our tenants, certain management contracts and build to suit construction activities, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively, the "Services Company"), which became a wholly-owned subsidiary of the Operating Partnership as of January 1, 2001.

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

Business Strategies

     Our primary business is to continue to operate, lease and manage our properties in an efficient and timely manner, to maximize the value of our portfolio and to address our near-term and long-term liquidity. We also continue to pursue our ongoing initiative to identify and complete one or more strategic transactions that would be beneficial to our shareholders. There can be no assurance as to the completion, timing or terms of any transaction. As discussed below, we may determine that the continued implementation of our primary business strategy may be the most desirable course of action.

     Review of Strategic Alternatives. On December 18, 2002, we announced that our Board of Trustees (our "Board") approved the engagement of Merrill Lynch & Company as our financial advisor to assist in our evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving us, or a sale of some or all of our assets. In addition, on February 6, 2003, we announced that we engaged Wachovia Securities as one of our financial advisors in connection with this evaluation. Our goal is to achieve a desirable result for our shareholders that may include one or more strategic transactions and/or the continued implementation of our primary business strategy as discussed below. There can be no assurance as to the completion, timing or terms of any strategic transaction.

     Ongoing Operations. Our primary business strategy is to focus on the operation, leasing and management of our existing office and industrial real estate which is located primarily in the Chicago metropolitan area.

     We are working to enhance our property-level net operating income and cash flow by:

o engaging in pro-active leasing and marketing programs, and effective property management;
o    managing  operating  expenses  through  the  use  of  in-house   management
     expertise;
o    maintaining and developing long-term leases with a diverse tenant group;
o attracting and retaining motivated employees by providing financial and other incentives; and
o emphasizing value-added capital improvements to enhance property level net operating income, as well as our properties' competitive advantages in their submarkets.

     Liquidity and Capital Requirements. Our anticipated cash flows from operations in 2003 will not be sufficient to fund the payment of preferred dividends on our outstanding Series B preferred shares or the payment of any quarterly dividends on our common shares/units. In 2003, we anticipate the need to fund significant capital to retenant space that has been vacated or is anticipated to be vacated during the year. In addition, we have funded, and anticipate the continued funding of our obligation in connection with one of Bank One Corporate Center's anchor tenant to reimburse the tenant for its remaining obligation under its lease with its prior landlord as more fully discussed under "Business - "Recent Developments."

     Our debt obligation with Security Capital Preferred Growth Incorporated ("SCPG"), totaling $45.9 million at March 26, 2003, matures July 16, 2003 and is secured by certain equity interests of our Operating Partnership in various properties. The terms of this debt provide for two 180-day extension periods, at our option, if aggregate outstanding principal is not greater than $40.0 million at the date of first extension and not greater than $25.0 million at the date of the second extension. We are pursuing various capital events, which, if consummated in sufficient amounts, would enable us to repay this obligation or reduce the outstanding principal to a level which would allow us to elect an extension of the maturity date. However, there can be no assurances as to our ability to obtain funds necessary for required repayment or that we will be successful in our efforts to execute capital events yielding proceeds sufficient to repay part or all of the SCPG debt obligation. If the SCPG obligation is not extended, SCPG's default remedies, including assuming certain equity interests of our Operating Partnership in various properties, may also hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants and could result in cross-defaults under certain of our other loans.

     Any future distributions on our preferred and common shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete capital transactions or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed in 2003 or thereafter, or that we will be able to pay dividends on our preferred shares.

     Dividends on our Series B Cumulative Redeemable Preferred Shares (the "Series B Shares") were paid through and including the third quarter of 2002. Distributions on our Series B Shares were not declared or paid for the fourth quarter of 2002. The holders of our Series B Shares will have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B Shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. No Series B Share dividends were declared or paid for the fourth quarter of 2002.

     Given our current level of debt, limited availability of collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current common shareholders. There can be no assurance that we will consummate debt, equity or asset sales transactions which would yield sufficient proceeds in a timeframe necessary to fund our projected operating and capital needs on a current basis.

     Development Activity. We commenced construction of our Bank One Corporate Center located in downtown Chicago in April 2000. This state-of-the-art, technically advanced Class A office tower contains approximately 1.5 million rentable square feet. This development was placed in service in November 2002. The first tenant lease commenced January 1, 2003 for 603,767 net rentable square feet. A second lease for 121,728 net rentable square feet commenced on February 1, 2003, and a third lease of 274,417 net rentable square feet is scheduled to commence April 1, 2003, which will bring total occupancy to 66.6%.

     We do not anticipate undertaking any new speculative office development activity in the near future. If we do, any new development activity will likely involve joint ventures with other entities that would provide a significant portion of the required equity capital. Our Services Company also may perform build to suit development for sale which we anticipate would be funded or reimbursed by the purchaser.

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

     Financing Policy. In December 1998, our Board adopted a financing policy with the following targets: (i) a minimum interest coverage ratio of 2.25, (ii) a minimum fixed coverage charge ratio of 1.90, (iii) a ratio of debt-to-net asset value of no more than 50% and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $15.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board, and, in some instances, are adjusted over time pursuant to a schedule set by our Board. The above targets do not bind the Board and do not mean that we will operate within each of these ratios at any or all times. Our Board has approved in the past, and has the authority to approve in the future, transactions and other actions which will cause non-compliance with this policy.

     At present we are not in compliance with any of the above targets and do not anticipate being in compliance during 2003. As a result, both our investment committee and our Board must approve all material financing and acquisition or disposition activities until the targets are met. Our Board may alter our financing policy without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

     We intend to use one or more sources of capital for the funding of property level capital needs and any development activities. If available, these capital sources may include undistributed cash flow, property specific non-recourse and/or recourse debt, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities, bank and institutional borrowings or proceeds from the sale of assets or joint ventures.

Recent Developments

     During the period from January 1, 2002 through December 31, 2002, we acquired and sold the following operating properties and parcels of land. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the debt terms.


                                                                  Net
                                                                Square         Acquisition
                                                                Rentable        Cost/Sales     Mortgage      Acquired/
        Property                          Location              Feet/Acres        Price          Debt          Sold
----------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Acquired
Land:
   Aurora Land (1)                        Aurora, IL              33.0 Acres    $  2,700        $  -          February
   Batavia Land (2)                       Batavia, IL             18.8 Acres       2,400           -           March
   Carol Stream Land (2)                  Carol Stream, IL         6.1 Acres         800           -           March
                                                              -----------------------------------------------
                                                                  57.9 Acres    $  5,900        $  -
                                                              ===============================================

Sold
Land:
   Aurora Land (1)                        Aurora, IL              52.5 Acres    $  7,000        $ 2,800        February
   Aurora Land (3)                        Aurora, IL              19.7 Acres       3,400          2,200        February
                                                              -----------------------------------------------
                                                                  72.2 Acres     $10,400        $ 5,000
                                                              ===============================================
Office:
   2000 York Road (Oak Brook Business
     Center) (4)                          Oak Brook, IL            200,865
   2100 Swift Drive (4)                   Oak Brook, IL             58,000
   6400 Shafer Court (4)                  Rosemont, IL             166,749
   1699 E. Woodfield Road
     (Citibank Plaza) (4)                 Schaumburg, IL           106,003
   3800 and 3850 North Wilke Road and
     3930 Ventura Drive (Commerce Point)  Arlington Heights,       236,771
     (4)                                     IL
   2205-2255 Enterprise Drive (Enterprise
     Office Center) (4)                   Westchester, IL          129,655
   1900 Algonquin Road/2000-2060
     Algonquin Road (Salt Creek Office
     Center/Sun Annex) (4)                Schaumburg, IL           125,963
   1700 East Golf Road
      (Two Century Centre) (4)            Schaumburg, IL           219,842
   850, 860, 870 and 1000 Technology Way
     (Pine Meadows Corporate Center) (4)  Libertyville, IL         203,611                                        June
                                                              -----------------------------------------------
                                                                 1,447,459      $131,156       $113,085
   Centre Square I (5)                    Knoxville, TN             93,711         5,100          9,000         November
                                                              -----------------------------------------------
                                                                 1,541,170      $136,256       $122,085
                                                              ===============================================
   4430 Railroad Avenue (6)               East Chicago, IN          40,000   $       600     $        -         December
                                                              ===============================================
Joint Venture:
   300 West Monroe Street and 25 & 77
     South Wacker Drive (7)               Chicago, IL            1.4 Acres     $  22,900      $  16,500          January
   Pine Meadows Corporate Center
      (Building E) (8)                    Libertyville, IL         90,844               -         9,300          August
                                                              -----------------------------------------------
                                                                               $  22,900      $  25,800
                                                                             ================================



(1) On February 28, 2002, we sold 52.5 acres of vacant land in Aurora, Illinois for $7.0 million resulting in a loss of $0.2 million. Approximately 33 acres of the 52.5 acres were acquired by us on February 28, 2002 for a purchase price of $2.7 million.

(2) These parcels were acquired by our Operating Partnership from affiliates of Mr. Stephen J. Nardi, a Trustee and Chairman of our Board, in exchange for 344,331 limited partner common units. These acquisitions complete our obligation under a contract entered into with affiliates of Mr. Nardi as part of our initial public offering.

(3) Our sale of this land resulted in a loss of $0.1 million. Our Services Company agreed to act as the construction manager in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this build-to-suit, our Services Company agreed to acquire an existing 222,840 square foot industrial building located in Aurora, Illinois for $10.4 million. In October 2002, our Services Company bought and then sold the existing building to a third party for a sale price of $10.4 million.

(4) On June 26, 2002, we completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131.2 million, excluding the assumption of $113.1 million of debt related to the properties (the "Blackstone Sale"). We recorded a $33.6 million provision for asset impairment during the quarter ended March 31, 2002 related to these properties based upon our revised holding period. We recorded an additional $3.7 million loss on sale during the year ended December 31, 2002, relating primarily to the write-off of certain deferred assets associated with these properties.

(5) On November 21, 2002, we sold the office building located at 620 Market Street, Knoxville, Tennessee for a gross sales price of $5.1 million and recorded a gain of $0.1 million in discontinued operations. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds. The facility that provided credit enhancement for the bonds was terminated in connection with this sale.

(6) Our sale of this property resulted in a gain of $0.4 million and is reflected in discontinued operations. Net proceeds from this sale of $0.6 million were deposited into escrow with the lender that provides credit enhancement on the bonds relating to this and other properties.

(7) On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

(8)  On August 23,  2002,  we  transferred  our 10%  ownership  interest in Pine
     Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property. We recorded a $0.5 million provision for asset impairment during the quarter ended March 31, 2002 related to this ownership interest.

     We have a lease with Citadel Investment Group ("Citadel") for space in Bank One Corporate Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligations") for 161,488 square feet of space at One North Wacker Drive in downtown Chicago, Illinois. The Citadel Reimbursement Obligations include an estimated nominal gross rental obligation of $78.4 million over the term of the lease. The landlord at One North Wacker is obligated to provide us with $47.50 per square foot in a tenant improvement allowance. Through February 2003, we have executed subleases at One North Wacker Drive totaling 135,967 square feet of space to partially mitigate our obligation.

     We are required under one of the subleases for 27,826 square feet to escrow a total of $1.1 million with the owner of One North Wacker Drive, in six equal monthly increments of $0.2 million which commenced in December 2002, as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. In addition, in connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $3.0 million. We intend to partially mitigate our financial obligations under one of these leases by subleasing the space.

     Liabilities for leases assumed at December 31, 2002 includes $15.5 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $19.4 million after actual and estimated future subleasing, net of payments we made in 2002 on these obligations of $3.9 million. The net obligation has been recorded as a deferred leasing cost and will be amortized on a straight-line basis over the life of the Citadel lease.

     The Bank One Corporate Center construction and mezzanine lenders had required us to create and fund an escrow (the "Citadel Escrow") in the amount of $1.0 million per month beginning January 2003 to collateralize certain potential costs and expenses that may be incurred by us in connection with the Citadel Reimbursement Obligations. We have funded $1.0 million per month for January, February and March 2003. In addition, in June 2002, we pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003.

     On March 19, 2003, we refinanced the Bank One Corporate Center mezzanine loan with the proceeds of a $75.0 million loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligations. Prior to the closing of the new mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Corporate Center project. At the closing of the new mezzanine loan, all of such funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we are required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning April 2003 and continuing through and including January 2004. Upon Citadel's occupancy at Bank One Corporate Center, the construction lender will deposit into the new Citadel Escrow a $0.5 million leasing commission due and payable to us in connection with the Citadel Lease. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow may be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. The $0.8 million monthly deposit is subject to adjustment as the Citadel space at One North Wacker Drive is subleased.

     In January 2000, we entered into an office lease with Bank One, NA ("Bank One") for 603,767 square feet in our Bank One Corporate Center. Pursuant to the terms of the lease, we, as the landlord under the lease, previously notified Bank One that rent was expected to commence on the first 237,896 square feet of the leased premises on September 26, 2002, subject to our substantially completing base building construction, and that rent was expected to commence on an additional 125,212, 188,310 and 66,549 square feet of the leased premises on or about September 26, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One then informed us that it did not agree with the foregoing commencement dates. On November 14, 2002, we and Bank One entered into an amendment to Bank One's lease, which set the rent commencement date of the lease at January 1, 2003 for the entire 603,767 square feet. Other than specifying the rent commencement date, none of the major business terms of the lease were modified. The lenders have consented to the lease amendment and Bank One has commenced paying rent.

     On January 2, 2002, we replaced previously issued letters of credit totaling $48.8 million with letters of credit totaling $25.2 million issued by LaSalle Bank, N.A. The letters of credit provide credit support for certain Industrial Development Revenue Bonds ("IDRBs"). The IDRBs are secured by collateral consisting of 2,126,427 square feet of manufacturing facilities located in Chicago, Illinois and Hammond and East Chicago, Indiana. The letters of credit have an annual cost of 2.35% and a term of five years. As part of this transaction, we purchased $23.3 million of the IDRBs utilizing $23.0 million of funds from escrows previously securing the $48.8 million letters of credit and $0.3 million of cash. Under the new letter of credit facility, we have guaranteed all of the borrower's reimbursement obligations. Additionally, we pledged the $23.3 million of bonds purchased, as well as a 304,506 square foot industrial facility located in Arlington Heights, Illinois, as security for our obligations under the guaranty.

     On January 8, 2002, our joint venture partner in the Pine Meadows Corporate Center development in Libertyville, Illinois gave written notice, in accordance with the terms of the joint venture agreement, of its intent not to fund its capital contribution necessary to develop a second office building.

     On January 9, 2002, we extended the maturity date of the $30.0 million mortgage note payable secured by 100% of our ownership interest in IBM Plaza, Chicago, Illinois, until February 23, 2003 for a fee of $0.2 million. This loan was refinanced in March 2003.

     On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option that expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

     On January 16, 2002, due to a number of factors, including our capital resources and needs, our Board decided not to declare a dividend on the common shares/units for the fourth quarter of 2001.

     On February 15, 2002, we extended the maturity date of the letter of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee from May 9, 2002 to November 9, 2002 for a fee of $35,000. This letter of credit was subsequently extended and then terminated in connection with the sale of the property on November 21, 2002.

     On February 22, 2002, we amended the securities purchase agreement with SCPG and agreed to pay a deferral payment, as defined, of 3.5% of the $40.0 million aggregate liquidation value of our outstanding Series A Cumulative Convertible Preferred Shares ("Series A Shares"). The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002. The accrued deferral payment was paid in full when our Operating Partnership purchased all of the Series A Shares on July 16, 2002.

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligations. Julien J. Studley, Inc. earned commissions of $0.2 million for services provided to us in 2002. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Mr. Ducharme has informed us he will receive no portion of commissions due under the agreement, other than the compensation he customarily receives from Julien J. Studley, Inc. based on its general profitability. On March 12, 2003, we extended the term of this agreement to September 30, 2003.

     On each of January 15, February 15, March 1, and March 31, 2002, we extended a mortgage note payable collateralized by the land we own in Aurora, Illinois. On March 31, 2002, we extended the loan until May 31, 2002 for a fee of $30,000, plus expenses of the lender, and agreed that the interest rate would be 28% per annum for the period commencing April 1, 2002. On June 21, 2002, we repaid the mortgage note payable in full.

     On April 8, 2002, we announced the resignations of Mr. Michael W. Reschke from his position as Chairman of our Board and Mr. Richard S. Curto from his position as our Chief Executive Officer. Mr. Reschke continues to serve as a member of our Board. Mr. Curto's term as a member of our Board expired on May 31, 2002. Mr. Stephen J. Nardi was appointed as Acting Chairman of our Board on April 8, 2002. From 1997 to that date, Mr. Nardi was Vice Chairman of our Board. Mr. Nardi was appointed as Chairman of our Board on May 31, 2002. See "Certain Relationships and Related Transactions" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Mr. Reschke and Mr. Curto's separation agreements.

     In April 2002, we reduced our corporate management and certain support staff by approximately 13%. The reductions reflect our decision to reduce our development activities and the elimination of non-core business activities, including third party brokerage and tenant construction, as well as to reduce our administrative costs.

     On April 12, 2002, we announced that our Board had determined not to declare the regular quarterly distributions on our Series A Shares and Series B Shares for the first quarter of 2002. We also continued our suspension of quarterly distributions on our common shares and units.

     On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS") held a foreclosure auction of the 7,944,893 common units of the Operating Partnership ("the Pledged Units") that Primestone Investment Partners L.P. ("Primestone") pledged to secure Primestone's obligations under two loans (the "Vornado PS Loans") owned by Vornado PS. Primestone is an affiliate of The Prime Group, Inc. ("PGI"). PGI is a privately held company controlled by Mr. Reschke. Vornado PS purchased all of the Pledged Units at the foreclosure auction for $8.35 per common unit, the per share closing price of our common shares on that date. According to public disclosures previously made by Vornado PS and Cadim Acquisition, LLC ("Cadim Acquisition") and Cadim inc. in their respective statements on Schedule 13D filed with the Securities and Exchange Commission ("SEC"), Cadim Acquisition owns a 50% participation in the Vornado PS Loans, and has been assigned 50% of the Pledged Units from Vornado PS. The Pledged Units are by their terms exchangeable for our common shares on a one-for-one basis or, at the option of our Independent Trustees, cash, except for the Pledged Units owned by Cadim Acquisition, which we have agreed to exchange only for common shares.

     On May 13, 2002, Vornado PS delivered a letter to us exercising Vornado PS's right under the Consent and Agreement, dated as of September 26, 2001, by us and our Operating Partnership in favor of Vornado PS to receive a position on our Board. Vornado PS designated Michael Fascitelli, President of Vornado Realty Trust, as its nominee to fill this position on our Board. Mr. Fascitelli and Vornado PS subsequently informed our Board that they do not desire Mr. Fascitelli to be named to the Board.

     On May 14, 2002, we extended the maturity date of a $10.5 million mortgage loan secured by a property in Libertyville, Illinois, from April 1, 2002 to June 15, 2002. This mortgage was subsequently assumed by the buyer of this property as part of the Blackstone Sale.

     On May 14, 2002, our Board rejected as inadequate an unsolicited proposal from American Realty Investors, Inc. ("ARL") to acquire (i) our outstanding common shares/units for $7.50 in cash and two-tenths of a share of ARL preferred stock for each outstanding common share/unit and (ii) all of our outstanding Series A Shares for $20.00 per share in cash and all of our outstanding Series B Shares for one share of comparable preferred stock of ARL.

     On May 20, 2002, we entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, our two Co-Presidents, and Mr. James F. Hoffman, our Executive Vice President, General Counsel and Secretary. The agreements provided for a retention payment for calendar year 2002 of $250,000 for each of Mr. Conforti and Mr. Patterson and $100,000 for Mr. Hoffman. The retention payments vested on a per diem basis from the beginning of calendar year 2002 so long as the participant remained employed by us or our affiliates. Any unvested portions of the retention payments were to be forfeited in the event the participant voluntarily terminated his employment. We paid these retention payments in January 2003.

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

     Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note is exchangeable by its terms for our common shares at an exchange price of $20.00 per share, subject to anti-dilution adjustments. Approximately $6.8 million of the proceeds from the $20M Note were used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

     In order to permit the purchase of the Series A Shares under our charter, our Board conditionally declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares was July 31, 2002, and the payment date was August 15, 2002. The record date for the third quarter dividends on the Series B Shares was September 30, 2002, and the payment date was October 31, 2002. Except for the above declaration on our Series B Shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged.

     The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, to 12.50% per annum on November 4, 2002, and to 12.75% per annum on February 2, 2003, and is compounded quarterly. The interest rate on the $20M Note is 15.00% per annum. Interest only payments on the Exchangeable Note and the $20M Note are paid currently on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being due at maturity. Each of the notes also has a fee of 0.75% for any principal repayments, whether at maturity or earlier. The notes are secured by mortgages on approximately 123 acres of vacant land owned by us in several Chicago suburban areas, as well as the pledge by our Operating Partnership of certain equity interests in specified property-level subsidiaries of ours. The equity interests in the property-level subsidiaries pledged consist of a pledge of (i) 49.9% of the membership interests in 180 N. LaSalle, L.L.C.,
(ii) 70% of the membership interests in each of the following entities: 342 Carol Lane, L.L.C., 343 Carol Lane, L.L.C., 370 Carol Lane, L.L.C., 388 Carol Lane, L.L.C., 200 E. Fullerton, L.L.C., 350 Randy Road, L.L.C., 550 Kehoe Blvd., L.L.C., 4160 Madison Street, L.L.C., 4211 Madison Street, L.L.C., 4300 Madison Street, L.L.C., 1051 N. Kirk Road, L.L.C., 1401 S. Jefferson, L.L.C.,11039 Gage Avenue, L.L.C., 11045 Gage Avenue, L.L.C., 4343 Commerce Court, L.L.C., 1301 E. Tower Road, L.L.C., and 1600 167th Street, L.L.C., (iii) 100% of the membership interests in Prime Aurora, L.L.C. and (iv) Phoenix Office, L.L.C.'s right to receive distributions from Plumcor/Thistle, L.L.C. We and our Operating Partnership's affiliates owning the vacant land guaranteed the obligations of our Operating Partnership under the notes and the securities purchase agreement.

     Under the terms of the Exchangeable Note and $20M Note, SCPG may require repayment of all or a portion of the outstanding principal of the notes upon the occurrence of certain change of control events or if our common shares cease to be listed for trading on a national securities exchange or included for quotation on the Nasdaq National Market. In addition, certain mandatory prepayments of the notes will be re quired in the event of the sale of SCPG's collateral or specified asset sales by us.

     There is a 2.00% prepayment fee on the principal amount being prepaid under each of the notes in the event of prepayments relating to certain "changes of control" of Prime Group Realty Trust if the "changes of control" are approved by our Board. Any repayments of principal on the notes must first be made on the Exchangeable Note until it is repaid, and then may be made on the $20M Note. On January 7, 2003, we repaid $3.0 million of the Exchangeable Note from funds made available as a result of the November 2002 sale of Centre Square I, a 93,711 square foot office building located in Knoxville, Tennessee. On March 10, 2003, we repaid $8.5 million of the Exchangeable Note from funds made available from the refinancing of our IBM Plaza office property.

     The transaction documents with SCPG contain certain negative, affirmative and financial covenants. These covenants require, among other things, that we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. In addition, the transaction documents contain other financial covenants that will become applicable one year after the closing of the transactions, if any amounts evidenced by the notes remain outstanding.

     The Exchangeable Note and the $20M Note each have one year terms, which may be extended for up to two periods of 180 days each, provided that, among other things, the aggregate outstanding principal amount of the notes at the time of the first extension is not greater than $40.0 million and at the time of the second extension is not greater than $25.0 million. We must pay an extension fee of 0.50% of the aggregate outstanding principal amount of the notes each time an extension option is exercised.

     As part of the foregoing transactions, we issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes are not repaid on or before April 1, 2003, and the Series A-2 warrants are exercisable only in the event the notes are not repaid on or before April 1, 2003. We have also issued to SCPG additional Series B and Series C warrants to purchase common shares that are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants, which have a value of $0.6 million, will contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal amount of the Exchangeable Note or upon the exercise of any of the warrants.

     We also granted SCPG the right to name a trustee to our Board, which right SCPG has informed us it does not presently anticipate exercising.

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

     In order to obtain the consent of the construction and mezzanine lenders financing our Bank One Corporate Center to close the SCPG transaction, we agreed, among other things, to make certain escrow deposits, reallocate certain line items in the project budget and make certain other revisions to the loan documents.

     On July 22, 2002, Arthur Andersen, LLP ("Arthur Andersen") notified us that they will be closing their operations and subsequently entered into discussions with us concerning a potential lease termination agreement. Arthur Andersen leased an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.6% of our total revenue for the year ended December 31, 2002. In February 2003, we entered into lease termination agreements with Arthur Andersen whereby Arthur Andersen was released from its remaining lease obligations subsequent to December 31, 2002 at these two properties in exchange for total termination payments of $32.4 million for the 33 West Monroe Street lease and $1.1 million for the 330 North Wabash Avenue lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003. We were required by the lenders to deposit the proceeds into escrow accounts for each property. The $1.1 million escrow for 330 North Wabash Avenue is available to fund future tenant improvements and other re-leasing costs at the property. The $32.4 million escrow for 33 West Monroe Street may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i) above) is available to fund future tenant improvements and other re-leasing costs at the property. In connection with these terminations, we will record termination fee income in the first quarter of 2003 of $29.7 million which represents the above termination payments less outstanding receivables (including deferred rent receivable) related to these leases.

     On July 29, 2002, we amended a mortgage loan collateralized by our property located at 1455 Sequoia Drive, Aurora, Illinois. Under the amendment, the maturity date of the loan was extended from May 31, 2002 to May 31, 2003, and the per annum interest rate was increased from LIBOR plus 2.25% to LIBOR plus 2.5%.

     On August 1, 2002, we and the City of Chicago ("City") closed the tax increment financing assistance for our Bank One Corporate Center, pursuant to which we may be entitled to receive from the City, depending on the satisfaction of certain requirements, up to $10.0 million in tax increment assistance. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10.0 million (which is subject to reduction if certain requirements are not satisfied). Interest on the note accrues at the rate of 9.5% per year. Payments of the tax increment assistance are to be made each January 1 after the project is completed, and are to be made from 50% of the incremental real estate taxes attributable to our Bank One Corporate Center. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, we are required to forego such amounts. On November 1, 2002, upon satisfaction of the majority of the City's significant requirements, we recorded a promissory note receivable in the amount of $9.4 million and related accrued interest for financial reporting purposes and correspondingly reduced development costs related to Bank One Corporate Center.

     On August 5, 2002, we terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi under a tax indemnification agreement entered into by us at our initial public offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Relationships and Related Transactions" for a further discussion of these indemnities.

     On August 9, 2002, the joint venture that owned the Pine Meadows, Building E project extended the maturity date of a mortgage note payable, with a commitment of $9.3 million, collateralized by the project from July 1, 2002 to August 16, 2002 in anticipation of finalizing an agreement with us to withdraw as a partner. On August 23, 2002, we transferred our interest in the Pine Meadows, Building E project to our joint venture partner. In consideration of the foregoing transfers, we were released from our obligations under the joint venture agreement and the documents that evidenced and secured the mortgage note payable.

     On August 12, 2002, our Board increased the size of the Board from five to six members by adding one Class II Trustee position. The Board simultaneously elected Douglas Crocker II, the Chief Executive Officer and a Board member of Equity Residential Properties Trust, to fill the Class II Trustee position. The position has a term expiring at our annual shareholders meeting in 2005.

     On August 21, 2002, we announced that Citadel leased two additional floors in our Bank One Corporate Center. The additional space being leased consists of 68,271 square feet on the 26th and 27th floors of the project. When added to the space on floors 32 through 37 contained in the original lease, Citadel is leasing a total of approximately 274,000 square feet on eight floors in the 1,502,113 square foot office tower.

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

     On August 29, 2002, we extended the maturity date of the letter of credit enhancing the industrial revenue bonds for the office building located in Knoxville, Tennessee, from November 9, 2002 to February 17, 2003 for a fee of $35,000. This letter of credit facility was terminated in connection with the sale of the property on November 21, 2002.

     On September 27, 2002, we terminated our lease of approximately 33,690 square feet at our Bank One Corporate Center.

     On October 10, 2002, Sedgwick, Detert, Moran & Arnold ("SDMA"), a San Francisco-based law firm, signed a sublease for 27,826 square feet at One North Wacker Drive. The sublease expires August 31, 2012 and mitigates a portion of the lease liability we assumed in connection with the Citadel lease at Bank One Corporate Center. The lease term will commence on June 1, 2003. In connection with this sublease, we are required to deposit, in escrow, with the owner of One North Wacker Drive, the sum of $1.1 million, in six equal monthly installments of $0.2 million which commenced in December, 2002, as security for the payment of the difference in the rental amount payable by Citadel under its lease at One North Wacker Drive and the rental amount payable by SDMA under its sublease. The One North Wacker owner is entitled to draw on this escrow only if the Citadel lease at One North Wacker Drive is terminated due to a default by Citadel and the One North Wacker owner and SDMA enter into a direct lease. Commencing June 1, 2003, certain amounts of the funds in the escrow are to be refunded to us on a monthly basis.

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

     On October 24, 2002, we executed a lease agreement with a third party for a ten-year, four month term on the entire 120,004 square foot industrial building located at 1051 N. Kirk Road in Batavia, Illinois, subject to the execution of an acceptable agreement with our lender. This agreement was subsequently terminated as an acceptable agreement could not be reached with our lender.

     At our initial public offering in November 1997, we entered into a consulting agreement with Mr. Nardi that had a three-year initial term. The term of the consulting agreement automatically extended for additional one-year terms unless terminated by either party. In February 2002, and prior to the date Mr. Nardi became our Chairman, our Board approved a commission of $75,000 to Mr. Nardi in connection with a build-to-suit development (See "Business - Recent Developments"), which was paid to an affiliate of Mr. Nardi in October 2002.

     Since the resignations of our former Chairman and our former Chief Executive Officer on April 8, 2002, Mr. Nardi has devoted substantially all of his time and energy toward his duties with our Company. Effective as of November 2002, the consulting agreement between Mr. Nardi and us was mutually terminated, and Mr. Nardi became a full-time employee. In light of the additional responsibilities assumed by Mr. Nardi since April 8, 2002, our Compensation Committee met in January 2003 and approved an increase in Mr. Nardi's compensation from $220,000 per year to a total of $400,000 per year, retroactive to April 8, 2002. Our Compensation Committee also approved a bonus of $400,000 for Mr. Nardi for 2002 and awarded Mr. Nardi options to purchase 100,000 common shares at a purchase price of $5.02 per share (the closing price of our common shares on the New York Stock Exchange on the last trading day immediately prior to the award). These options vest over three years in one-third increments on each annual anniversary of the award.

     On November 1, 2002, we notified the lender on our IBM Plaza, Chicago, Illinois property that we elected to exercise our right to extend the $160.0 million mortgage note payable, secured by the property (the current outstanding principal balance is $153.2 million) until December 13, 2003 at an interest rate of LIBOR plus 1.7%. The terms of the loan agreement require us to enter into an interest rate hedge agreement indemnifying the lender against interest that accrues on the loan at an annual rate in excess of 8.0%. On December 10, 2002, we entered into an interest rate cap agreement for the period December 10, 2002 through December 13, 2003 for a notional amount of $153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002. In addition, in order to extend the loan, we were required to meet a debt service coverage ratio of 1.4 to 1.0 and to pay an extension fee of $0.2 million. We satisfied both conditions. Additionally, this loan was repaid on March 10, 2003 with the proceeds of a $195.0 million mortgage loan (described below) encumbering IBM Plaza.

     On November 14, 2002, we disclosed that Dearborn Center, L.L.C. ("Dearborn Center"), our affiliate, had reached an agreement dated November 14, 2002, with Bank One to enter into a lease amendment to Bank One's lease (the "Lease Amendment") at our Bank One Corporate Center setting the rent commencement date of the lease for the entire leased premises at January 1, 2003, subject to the consent of certain third party lenders, which have since been obtained. Bank One has commenced paying rent pursuant to the terms of the Lease Amendment.

     On November 21, 2002, we closed on the sale of Centre Square I, a 93,711 square foot office building located in Knoxville, Tennessee, for $5.1 million. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. Funds in an escrow account with the lender were used to redeem the $3.9 million of bonds. The purchaser assumed the remainder of the outstanding bonds. Additionally, in connection with this sale, the facility that provided credit enhancement for the bonds was terminated.

     On December 16, 2002, we executed a letter agreement (the "Confidentiality Agreement") with Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investment Corporation (collectively, "Northland"), pursuant to which we provided Northland and its advisors and attorneys with certain confidential information relating to us solely for the purpose of Northland's evaluation of a possible negotiated transaction between us and Northland. We and Northland engaged in preliminary discussions regarding a possible recapitalization proposed by Northland. The Confidentiality Agreement included, among other things, a one-year standstill provision prohibiting
Northland from taking certain actions relating to us, subject to certain exceptions in the event that either party notifies the other party that it is ceasing negotiations relating to a proposed negotiated transaction with the other party. We have not in the past announced, and do not currently intend as a matter of course in the future to announce, our execution of confidentiality and standstill agreements or the commencement of discussions or negotiations with any third parties. We are making this disclosure in light of Northland's public disclosure of the Confidentiality Agreement in its amended Schedule 13D. On February 6, 2003, we announced that our Board, after evaluating Northland's proposal with its financial advisors, determined that it was not interested in pursuing the recapitalization proposal presented to us by Northland. Our Board instead decided that it would continue to pursue our other strategic alternatives including but not limited to, a sale, merger or other business combination involving our entire company. After our Board's decision, senior management informed Northland on February 5, 2003 of the Board's determination after which Northland sent a letter to us on the same day stating that it was terminating all discussions and negotiations relating to a possible negotiated transaction. Northland publicly disclosed the foregoing letter pursuant to an amendment to its Schedule 13D filed with the SEC on February 6, 2003.

     On December 18, 2002, we announced that our Board had approved our engagement of Merrill Lynch & Company as our financial advisor to assist in our evaluation of our strategic alternatives, including but not limited to, a sale, merger or other business combination involving us. On February 6, 2003, we announced that we engaged Wachovia Securities as an additional financial advisor in connection with our evaluation of our strategic alternatives.

     During the year ended December 31, 2002, we recognized approximately $2.3 million of lease termination fees from specific tenants, each of whom paid a fee to terminate its lease obligation before the end of the contractual term of the lease. These fees are included in rental revenue for the year ended December 31, 2002.

     During the year ended December 31, 2002, our Services Company recognized $1.7 million of net income, after applicable income taxes, as the construction manager in connection with the construction of an industrial build-to-suit building.

     On March 10, 2003, we obtained a $195.0 million loan (the "Loan") secured by a first mortgage encumbering our IBM Plaza office property (the "Property"). The Loan retired both the existing senior and mezzanine loans encumbering the Property. The Loan has a term of three years, with two one-year extension options exercisable for a fee of 0.25% of the Loan amount for each extension. The Loan does not require any scheduled repayments of principal prior to maturity. The Loan has an interest rate of 285 basis points over one-month LIBOR, provided that the first $160.0 million of principal of the Loan has a minimum LIBOR rate of 2.0% and the remaining $35.0 million of principal of the Loan has a minimum LIBOR rate of 3.0%. This results in a blended minimum annual interest rate for the entire Loan of 5.03%. As required by the Loan documents, we obtained an interest rate cap of LIBOR at 6.6% for the term of the Loan. At closing, we paid Lehman a financing fee of 1.0% of the principal amount of the Loan. The loan may not be prepaid during the first twelve months of the Loan term, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

     We used the net proceeds from the Loan to (i) repay in full a $30.3 million mezzanine loan relating to the Property which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering the Property which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the Loan, (iv) pay $8.5 million in partial repayment of the Exchangeable Note from SCPG plus $0.4 million of accrued interest and $60,000 of exit fee, with the remainder available for general corporate purposes.

     Our Operating Partnership has guaranteed $4.0 million of the principal amount of the Loan and the cost of any remediation of asbestos required in connection with the leasing of the Property up to a maximum amount of $6.0 million. We are required under the Loan to place $3.0 million in escrow from the cash flow from the Property in 24 equal installments of $125,000 commencing in January 2004 to secure the cost of any necessary remediation in the future. The Property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in the Property is not friable and no remediation of the asbestos is necessary.

     The parking garage for the Property is located on land which we lease under a ground lease with a third party. In order to obtain certain modifications to the ground lease that were required by the lender of the Loan, we agreed to increase the rent under the ground lease from $10,278 per month to $18,389 per month for its remaining term which ends in April 2019. One year of this rent was required to be prepaid at closing.

     Pursuant to the terms of the Loan, we are required to make monthly escrow deposits for real estate taxes, insurance and ground rent. In addition, commencing in January 2004, the lesser of $450,000 or available cash flow of the Property per month is to be deposited into a tenant improvement/leasing commission reserve account (the "Account"). If there is available cash flow in excess of $450,000, any amounts in excess of $450,000 are required to be deposited into the Account to the extent any prior month(s) deposits were less than $450,000. If a certain leasing benchmark provided by the Loan is not satisfied at the Property by August 9, 2005, all net cash flow from the property is required to be deposited into the Account until an aggregate of $15.0 million has been deposited in the Account. However, in such event, if an aggregate of $9.0 million has not been deposited in the account by August 9, 2005, we are required to deposit any shortfall into the Account at that time. If an aggregate of $15.0 million has not been deposited by August 9, 2006, we are required to deposit any shortfall into the Account at that time. If the leasing benchmark is satisfied by August 9, 2005, $6.0 million must have been deposited into the Account and, if not, we are required to deposit any shortfall into the Account at that time. Letters of credit may be provided in lieu of cash deposits to the Account.

     On March 19, 2003, we closed a $75.0 million mezzanine loan provided by an affiliate of LNR Property Corporation ("LNR Loan"). The LNR Loan is secured by an assignment of membership interests in our affiliate owning the Bank One Corporate Center property. The LNR Loan, combined with $1.5 million of our own funds, retired an existing mezzanine loan related to the property and related accrued interest. Our guarantees and financial covenants under the LNR Loan are substantially the same as those contained in the Retired Loan, except as discussed below.

     The LNR Loan matures on January 5, 2004, and may be extended for one year, provided certain conditions are satisfied, including payment of a 0.5% extension fee and the extension or refinancing of the construction loan encumbering the Property. The LNR Loan has a 15% annual interest rate with a 10% current pay rate, plus a 1% exit fee. Commencing April 1, 2003, and through and including January 1, 2004, we are required to deposit $0.8 million per month into a reserve account to fund commissions and other costs related to the Citadel Obligation. This deposit is subject to adjustment as additional leasing related to the Citadel Obligation is achieved. Additionally, if certain requirements contained in the loan documents are not satisfied by April 9, 2003, then the lender under the LNR Loan will earn an additional $1.0 million fee which has been placed in escrow.

     On March 19, 2003, simultaneously with the closing of the LNR Loan, we purchased all of our joint venture partner's ownership interest in the entity that owns Bank One Corporate Center making us the sole owner of the property. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that is to be released upon the satisfaction of certain post closing obligations of our joint venture partner (and in all events on the first anniversary of the closing date). Our joint venture partner also agreed to continue to provide certain development services for a period of up to one year (or a lesser period as determined by us) for a monthly fee. Simultaneously with this transaction our joint venture partner paid us in full a loan previously made by us to them of $1.0 million plus accrued interest of $0.2 million.

     During 2002, we incurred the following new indebtedness:




                                                   Original Loan
                                                 Commitment Amount
                                                   (In Millions)
                 Collateral                                              Interest Rate        Maturity Date
--------------------------------------------------------------------------------------------------------------
Arlington Heights Enterprise Center, East
   Chicago Enterprise Center, Chicago Enterprise
   Center, Hammond Enterprise Center, Bonds
   relating to Chicago Enterprise Center (1)             $25.2                 2.35% (1)           1/07

Security Capital Preferred Growth (2)                    $57.3                       (2)           7/03




(1) This facility provides credit enhancement for the bonds relating to the properties. This facility replaced the letter of credit facility with Bank One. The annual letter of credit fee is 2.35%. If there are any draws under the letter of credit facility, additional interest charges may apply.

(2) See the description of the SCPG transaction described above in "Recent Developments".

Segment Reporting Data

     See Note 19 - Segment Reporting to our Consolidated Financial Statements for a discussion of our operating segment data for the years ended December 31, 2002, 2001 and 2000.

Competition

     We compete with many other owners and developers of office and industrial real estate, some of which may have greater financial and marketing resources or expertise. In addition, the amount of available space in competitive properties in any particular market or submarket in which our properties are located could have a material adverse effect on both our ability to lease space and on the rents charged at our properties. We believe that we are one of a limited number of publicly traded real estate companies primarily focusing on the office and industrial market in the Chicago metropolitan area.

Services Company

     Our Services Company was formed in March 1997 under the laws of the State of Maryland. For the year beginning January 1, 2001, our Services Company elected to be treated as a Taxable REIT Subsidiary (as defined in the Code). Our Services Company provided certain corporate advisory, tenant representation, management, leasing, construction management and painting services to third parties. The Services Company's leasing division provided leasing services for third-party property owners. Our Services Company's tenant improvements division provided construction management services for tenant improvements, renovations and other construction related services in connection with our owned, acquired, developed or managed properties. In the first quarter of 2002, we decided to eliminate the Services Company's divisions which provided corporate advisory, third party leasing, tenant improvement construction and tenant representation services as part of our strategy to concentrate on our core business of leasing and managing real estate. We continue to provide certain services requested by tenants through our Services Company. As a Taxable REIT Subsidiary, our Services Company can provide services to tenants of our properties, even if such services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from such properties to be treated as other than rents from real property. In addition, the Services Company holds the management contracts for the Continental Towers and 180 North LaSalle Street properties.

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

     We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by The Prime Group, Inc. ("PGI") at the time of our initial public offering. These properties are in remediation programs sponsored by the appropriate state environmental agencies. PGI agreed to retain liability, and indemnify us, for the costs of environmental remediation with regard to these industrial properties, which environmental consultants have estimated will cost, in the aggregate, approximately $3.2 million. During 1997, PGI initiated lawsuits against an environmental consultant to cover the cost of the remedial action plans. In 1998, PGI sued a then current (and now former) tenant of one of the properties to recover the cost of certain remedial action plans.

     The above lawsuits have been pursued by PGI in the names of our affiliates under an agreement entered into with PGI at our initial public offering. PGI is entitled to retain any of the proceeds from these lawsuits and PGI is required to undertake the environmental cleanup of the property. We are relying on the credit of PGI under the indemnification for the cleanup costs and any proceeds from the lawsuits against the environmental consultant and former tenant, which based on the advice of outside legal counsel, we believe have value sufficient to fund the cost of cleanup.

     In addition, we are aware of contamination at 1301 E. Tower Road in Schaumburg, Illinois. The property has been submitted into a remediation program sponsored by the Illinois Environmental Protection Agency. The previous owner and other third parties have placed approximately $0.8 million in escrow to fund the clean-up of the property. In November 2002, we received a no further remediation letter for this site from the Illinois Environmental Protection Agency approving the completion of the remediation work.

     In November 2001, at the request of the Department of the Army of the United States of America (the "DOA"), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium at 280 Shuman Boulevard in Naperville, Illinois (the "Atrium"). The DOA informed us that the property was located north of a former Nike Missile Base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene ("TCE") emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by our environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised us that the United States Environmental Protection Agency (the "EPA") has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA's position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability to us because of this TCE contamination.

     We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of our environmental assessments of our properties have revealed any environmental liability that, after giving effect to the contractual indemnities and escrows described above, we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our financial condition could be further adversely affected.

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

     Other Regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require us to make significant unanticipated expenditures and could have an adverse effect on our net income and our ability to make distributions to our shareholders.

Insurance

     In the regular course of our business, we maintain comprehensive liability and all risk property insurance with respect to our properties. Prior to September 11, 2001, insurance policies generally did not expressly exclude coverage for hostile acts, except for acts of war, military action, nuclear hazards and other standard insurance exclusions.

     After September 11, 2001, insurance policies generally have added an express exclusion for terrorist acts from all risk coverage. On March 22, 2002, upon the expiration of the insurance policies we previously obtained prior to September 11, 2001, we obtained new property insurance policies consisting of
(i) a primary policy covering the first $100.0 million of physical damage to the properties in our portfolio ("Primary Policy") and (ii) several layers of excess property insurance policies in an aggregate amount of $400.0 million covering physical property damages to our portfolio in excess of our Primary Policy ("Excess Policies"). Our Primary Policy includes insurance for "Terrorism" as a covered loss although the word "Terrorism" is not expressly defined. However, our Primary Policy expressly contains other standard exclusions such as acts of war, military action and nuclear hazards. Our Excess Policies expressly exclude terrorism as a covered loss and contain other standard insurance exclusions such as acts of war, military action and nuclear hazards.

     In addition to the foregoing policies, on August 16, 2002 we obtained an additional terrorism insurance policy with an aggregate limit of $130.0 million which provides additional terrorism coverage in excess of the limits of our Primary Policy with respect to three of our downtown Chicago properties: 77 West Wacker Drive, an unconsolidated joint venture property, 330 North Wabash and Bank One Corporate Center.

     Effective November 26, 2002, the United States federal government passed the Terrorism Risk Insurance Act of 2002 ("Act"). This law provides insurance companies with a government sponsored financial backing for "acts of terrorism". This new law requires insurance carriers to provide as a covered loss, "acts of terrorism" as defined in the Act.

     The Act defines the term "act of terrorism" as any act that is certified by the Secretary of the Treasury, in concurrence with the Secretary of State, and the Attorney General of the United States; to be a violent act or an act that is dangerous to human life, property or infrastructure; to have resulted in damage within the United States, or outside the United States in the case of an air carrier or vessel or the premises of a United State mission; and to have been committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion. The Act also provides that no terrorist act that is part of the course of war, as declared by Congress, will be certified as an "act of terrorism".

     The Act provides that prior terrorism exclusions in property insurance policies became null and void to the extent of the definition of "act of terrorism". Under the Act, insurance carriers have the right to charge additional premiums for terrorism insurance by notifying insureds in writing of the cost of the additional coverage.

     We are at risk for financial loss, which could be material, relating to terrorist acts not covered under the Act, our Primary Policy or our Excess Policies and for losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to standard coverage exclusions of acts of war, military action, nuclear hazards, and other standard insurance exclusions (such as governmental action, illegal acts of the insured and pollution), which in the event of such losses could be material.

     Our all risk property policies include coverage for flood and earthquake losses. In certain instances our policy sub-limits for these losses may be less than the value of specific properties. Our properties are not generally located in geographical areas typically subject to flood or earthquake losses. However, we may be at risk of financial losses resulting from losses that exceed these policy sub-limits.

     We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance in amounts and limits that are similar to other property owners in similar geographic areas of our properties. Additionally, we maintain workers compensation and employers liability insurance in compliance with statutory limits and requirements. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.

     Under environmental laws, there may be certain regulations that would require us to expend funds for environmental remediation of our properties and adjacent properties. Certain environmental exposures are excluded from coverage under some of our insurance policies. These costs could be material, which could adversely affect our financial condition. We are unable to predict changes in future environmental law and the financial impact we may incur as result of these changes.

Employees

     As of December 31, 2002, we had approximately 176 full-time employees. We believe that our relations with our employees are satisfactory.

Website

     We  make  our  periodic  and  current  reports  available  on our  website,
www.pgrt.com,   as  soon  as  reasonably   practicable  after  the  reports  are
electronically filed with the United States Securities and Exchange Commission.

ITEM 2.  PROPERTIES

General

     We own 15 office properties and 30 industrial properties. This includes our recently completed Bank One Corporate Center in downtown Chicago. At December 31, 2002, we owned in excess of 97% of the joint venture that owns this property and we consolidated the operations of this property as we had a significant controlling financial interest in this entity. On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the joint venture that owns this property making us the sole owner of the property. Also included is Continental Towers, Rolling Meadows, Illinois, on which we own a second mortgage note and 180 North LaSalle Street, Chicago, Illinois, on which we hold the Class "B" and "R" REMIC interests in a first mortgage loan and the second mortgage note. As a result, we have a controlling financial interest in these properties and we consolidate both properties' operations. Our properties are located primarily in the Chicago metropolitan area. In addition, we own a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive in downtown Chicago and a 23.1% common interest in a venture which owns a 386,048 office property located in Mesa, Arizona. Our properties located in the Chicago metropolitan area accounted for approximately 89.6% of our rental revenue and 97.4% of our tenant reimbursements revenue for the year ended December 31, 2002. We own one office property located in Cleveland, Ohio.

     Our management team has developed or redeveloped a significant number of office properties, such as 77 West Wacker Drive, 180 North LaSalle Street, and Bank One Corporate Center, all located in downtown Chicago. In the course of such activities, we have acquired experience across a broad range of development and redevelopment projects. In November 2002, we placed Bank One Corporate Center in service. Bank One Corporate Center, located in downtown Chicago, is a Class A office tower containing an aggregate of 1,502,113 rentable square feet. The building is 66.6% leased to three anchor tenants including Bank One, Citadel and Holland & Knight. As an inducement to consummate the Citadel lease, we agreed to reimburse Citadel for its financial obligations related to a 161,488 square foot lease obligation at a recently constructed office tower located at One North Wacker Drive in downtown Chicago. We are in the process of mitigating this obligation by subleasing the space at One North Wacker Drive. The related estimated incentive to the lessee has been capitalized as a deferred leasing cost and will be amortized on a straight-line basis over the life of the Citadel lease. The deferred leasing cost and related liability for leases assumed are periodically adjusted to reflect the effects signed subleases have upon our estimates. See additional discussion under "Business - Recent Developments."

     We own approximately 202.1 acres of land. We also have rights to acquire approximately 31.6 acres of developable land. We believe that this land could be developed to have approximately 1.2 million square feet of additional office space and approximately 3.8 million square feet of additional industrial space. However, we do not anticipate commencing any new development projects in the near future.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants' first year of occupancy ("Base Year") or a negotiated amount approximating the tenants' pro rata share of these expenses ("Expense Stop"). In the latter cases the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either (i) a net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and other operating expenses as additional rent or (ii) a triple net lease basis, with the tenants paying all of the real estate taxes, insurance, utility and other operating expenses for the property.

Properties

     The following table sets forth certain information relating to each of our properties as of December 31, 2002, unless indicated otherwise. Through the Operating Partnership and other subsidiaries, we own a 100% interest in all of the office and industrial properties, except for the unconsolidated joint venture properties identified below, Continental Towers (we own the second mortgage note on this property) and 180 North LaSalle Street (we own (i) the Class "B" and "R" REMIC interests relating to the first mortgage loan and (ii) the second mortgage note and have an option to purchase the property).






                                                                                       Net        Percentage
                                                                    Year Built/     Rentable     Leased as of
                                                  Location           Renovated     Square Feet   12/31/02(%)
                                      ---------------------------------------------------------------------
Office Properties:
131 South Dearborn Street
  (Bank One Corporate Center) (1)         Chicago, IL                 2002         1,502,113          66.6
330 North Wabash Avenue (IBM Plaza)       Chicago, IL                 1971         1,358,913          97.1
1701 Golf Road (Continental Towers) (2)   Rolling Meadows, IL         1977 thru      925,091          78.0
                                                                      1981, 2001
33 West Monroe Street                     Chicago, IL                 1980           846,759          90.7
208 South LaSalle Street                  Chicago, IL                 1914/1956/     863,756          91.9
                                                                      1982/1991
1900 East Ninth Street (National City
Center)                                   Cleveland, OH               1980           767,181         100.0
180 North LaSalle Street (3)              Chicago, IL                 1982/1999      758,478          89.7
800-810 Jorie Boulevard                   Oak Brook, IL               1961/1992      191,666          97.3
4343 Commerce Court (The Olympian Office
Center)                                   Lisle, IL                   1989           165,619          88.9
740-770 Pasquinelli Drive (Brush Hill
Office Center)                            Westmont, IL                1986           109,877          97.9
1600-1700 167th Street (Narco River
Business Center)                          Calumet City, IL            1981            65,386          79.6
280 Shuman Blvd. (Atrium)                 Naperville, IL              1979            65,361          87.4
Enterprise Center II                      Westchester, IL             1999            62,619          86.7
1301 E. Tower Road (Narco Tower)          Schaumburg, IL              1992            50,400         100.0
7100 Madison Avenue                       Willowbrook, IL             1999            50,157         100.0
                                                                                 ------------------------------
Office properties subtotal                                                         7,783,376          86.8
                                                                                 ------------------------------





(1) At December 31, 2002, we owned in excess of 97% of the joint venture that owns and developed this office property and we consolidated our ownership of this property. The building was placed in service in November 2002, with tenants occupying space in the first quarter of 2003. On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the joint venture that owns this property making us the sole owner of the property.

(2) We hold a mortgage note receivable on this office property and have consolidated the underlying property operations because we receive substantially all of the economic benefits of the property's operations.

(3) We hold (i) the Class "B" and "R" REMIC interests relating to the first mortgage loan and (ii) the second mortgage note receivable on, and have an option to purchase, this office property and have consolidated the underlying property operations as we receive substantially all of the economic benefits of the property's operations.





                                                                                   Net        Percentage
                                                                Year Built/     Rentable     Leased as of
                                               Location          Renovated     Square Feet   12/31/02(%)
                                        -------------------------------------------------------------------
Industrial Properties:

Warehouse/Distribution Facilities:
  425 E. Algonquin Road                    Arlington Heights,      1978             304,506    100.0
                                           IL
  1455 Sequoia Drive                       Aurora, IL              2000             257,600     83.9
  11045 Gage Avenue                        Franklin Park, IL       1970/1992        136,600    100.0
  4248, 4250 and 4300 Madison Street       Hillside, IL            1980             127,129     81.3
  1051 N. Kirk Road                        Batavia, IL             1990             120,004    100.0
  4211 Madison Street                      Hillside, IL            1977/1992         90,344    100.0
  4160-4190 W. Madison Street              Hillside, IL            1974/1992         79,532    100.0
  342-346 Carol Lane                       Elmhurst, IL            1989              67,935    100.0
  200 E. Fullerton Avenue                  Carol Stream, IL        1968/1995         66,254    100.0
  555 Kirk Road                            St. Charles, IL         1990              62,400    100.0
  370 Carol Lane                           Elmhurst, IL            1977/1994         60,290    100.0
  550 Kehoe Blvd.                          Carol Stream, IL        1997              44,575    100.0
  1543 Abbott Drive                        Wheeling, IL            1983              43,930    100.0
  388 Carol Lane                           Elmhurst, IL            1979              40,502    100.0
  343 Carol Lane                           Elmhurst, IL            1989              30,084      0.0
  350 Randy Road                           Carol Stream, IL        1974              25,200     87.5
  11039 Gage Avenue                        Franklin Park, IL       1965/1993         21,935    100.0
  1401 S. Jefferson Street                 Chicago, IL             1965/1985         17,265    100.0
  200 S. Mitchell                          Addison, IL             1981             152,200    100.0

Overhead Crane/Manufacturing Facilities:
Chicago Enterprise Center                  Chicago, IL             1916/1991-1996

  13535-A S. Torrence Avenue                                                         385,345   100.0
  13535-B S. Torrence Avenue                                                         242,199    33.8
  13535-C S. Torrence Avenue                                                          99,333   100.0
  13535-D S. Torrence Avenue                                                          77,325   100.0
  13535-E S. Torrence Avenue                                                          50,983   100.0
  13535-F S. Torrence Avenue                                                          56,486   100.0
  13535-G S. Torrence Avenue                                                          55,213     0.0
  13535-H S. Torrence Avenue                                                          73,442    95.8
East Chicago Enterprise Center             East Chicago, IN        1917/1991-1997

  Building 2 (4407 Railroad Avenue)                                                  169,435    17.1
  Building 3 (4407 Railroad Avenue)                                                  291,550    52.9
  Building 4 (4407 Railroad Avenue)                                                   87,484    98.1
  4635 Railroad Avenue                                                                14,070   100.0
Hammond Enterprise Center                  Hammond, IN             1920-1952
  4507 Columbia Avenue                                                               256,595   100.0
  4527 Columbia Avenue (4)                                                            16,701    66.4
  4531 Columbia Avenue                                                               250,266    99.2
                                                                                  -------------------------
Industrial properties subtotal                                                      3,874,712   84.4
                                                                                  -------------------------
Portfolio total                                                                    11,658,088   86.0
                                                                                   =========================

Unconsolidated Joint Venture Properties:
77 West Wacker Drive (5)                   Chicago, IL             1992               944,556   97.7
Thistle Landing (6)                        Phoenix, AZ             1999               386,048   57.1



(4)  This property is an office building within the Hammond Enterprise Center.

(5) We own a 50% common ownership interest in a joint venture that owns this office property and account for our ownership in the property using the equity method.

(6) We own a 23.1% common ownership interest in a joint venture that owns this office property and account for our ownership in the property using the equity method.

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, neither we nor any of our properties are presently subject to any material litigation or legal proceeding, nor, to our knowledge, is any material or other litigation or legal proceeding threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

     In January 2000, we entered into an office lease with Bank One for 603,767 square feet in our Bank One Corporate Center. Pursuant to the terms of the lease, we, as the landlord under the lease, previously notified Bank One that rent was expected to commence on the first 237,896 square feet of the leased premises on September 26, 2002, subject to our substantially completing base building construction, and that rent was expected to commence on an additional 125,212, 188,310 and 66,549 square feet of the leased premises on or about September 26, 2002, October 22, 2002 and November 5, 2002, respectively. Bank One then informed us that it did not agree with the foregoing commencement dates. On November 14, 2002, we and Bank One entered into a lease amendment to Bank One's lease, which amendment set the rent commencement date of the lease at January 1, 2003 for the entire 603,767 square feet. Other than specifying the rent commencement date, none of the major business terms of the lease were modified. The lenders have consented to the lease amendment and Bank One has commenced paying rent.

     On August 29, 2002, 180 Acquisition filed a Complaint against us, our Operating Partnership, our affiliated Services Company, one of our subsidiaries holding the 180 interests, and Jeffrey A. Patterson, our Co-President and Chief Investment Officer. The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois.

     In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. 180 Acquisition is asking the Court to award it $1.7 million in direct damages, $15.7 million in lost profits and $34.9 million in punitive damages. We vigorously dispute the allegations contained in the Complaint, deny making the promises alleged by the plaintiff and believe that we have valid defenses in this case. However, there can be no assurances the outcome of this case will be favorable to us.

     The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of the IBM Plaza office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

     The 1999 Transaction was structured in a conventional manner with the advice of our legal and accounting advisors. We, based upon advice from our outside counsel and advisors, believe that the Service's position is without merit and is based on a misinterpretation of the law. We disagree with the proposed adjustments set forth in the Service's preliminary reports and intend to seek administrative relief by appealing the findings of the preliminary reports (or any final examination reports issued in this matter) to the Appeals Office of the Service. We intend to vigorously challenge any proposed adjustments that cannot be resolved. At this time, we are not able to determine or to predict with any degree of certainty whether the issues will be agreed and resolved. It is possible that the issues will be the subject of a final administrative notice asserting liability, which would likely result in us filing a petition or complaint for relief in either the United States Tax Court, the United States Court of Federal Claims, or a United States District Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

     Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 24, 2003, the reported closing sale price on the NYSE was $5.28, and there were 15,725,629 common shares outstanding held by approximately 3,100 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the distributions we paid for the years ended December 31, 2002 and 2001:

                                                                 Cash
                                                             Distributions
                              High              Low            Paid (1)
                        -----------------------------------------------------

Fiscal Year 2002
First quarter                 $ 9.85         $ 6.80           -     (2)
Second quarter                  8.36           4.05           -     (2)
Third quarter                   6.66           4.10           -     (2)
Fourth quarter                  5.30           4.26           -     (2)

Fiscal Year 2001
First quarter                 $14.75         $13.88             $0.3375
Second quarter                 13.95          12.70              0.3375
Third quarter                  14.56          11.73              0.3375
Fourth quarter                 13.45           8.42           -     (2)

(1)  All distributions are per common share and common unit.

(2) No distributions were declared or paid for the four quarters of 2002 or for the 4th quarter of 2001.

     Distributions on our common shares and common units are not permitted unless all current and any accumulated distributions on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment. We made quarterly distributions to holders of our common shares and Operating Partnership common units through the third quarter of 2001. Due to a number of factors and in light of our current capital resources and needs, our Board decided not to pay a distribution on the common shares and units during 2002. (See "Business - Business Strategies - Liquidity and Capital Requirements.") Any future distributions on our common shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed in 2003 or thereafter. In addition, we can give no assurances that we will continue to be able to make distributions on our preferred shares of beneficial interest.

     Concurrently with the completion of our initial public offering, the Operating Partnership issued an aggregate of 9,994,310 common units to PGI, Primestone (a joint venture of PGI) and a third party (See "Business - Recent Developments"), contributors and certain members of management in exchange for property contributions and cash. In addition, since our initial public offering through December 31, 2001, the Operating Partnership has issued 449,931 limited partner common units as partial consideration for its acquisition of the first and second mortgage notes of 180 North LaSalle Street (See "Business - Recent Developments") and 751,929 limited partner common units as partial consideration for property acquisitions, in accordance with a contractual arrangement entered into in November 1997, from affiliates of Mr. Nardi. Holders of common units may exchange, after the lock-up period that is generally one year from the date of issuance, if applicable, part or all of the common units for common shares on a one-for-one basis or, at our Independent Trustees' option, cash (see exception discussed below) equal to the fair market value of a common share at the time of exchange. During 2003 to date, 36,006 limited partner common units were exchanged for common shares. During 2002, none of these limited partner units were exchanged for common shares. During 2001, 33,085 of these limited partner common units were exchanged for common shares and subsequently acquired by our Operating Partnership for cash. During 2000, 90,460 of these limited partner common units were exchanged for common shares and 45,287 limited partner common units were redeemed and cancelled. On April 30, 2002, Vornado PS acquired the 7,944,893 common units held by Primestone in a foreclosure auction. See "Business - Recent Developments" for a discussion of the foreclosure of these common units.

     As of December 31, 2002, and subject to our 9.9% ownership limitation (and the limited waivers of such limitation granted to Vornado PS and Cadim Acquisition), all of the remaining outstanding limited partner common units are exchangeable for common shares or at the option of the Independent Trustees, cash, except for the Pledged Units owned by Cadim Acquisition, which we have agreed to exchange only for common shares.

     Also concurrently with the completion of our initial public offering, we issued 2,000,000 of our Series A Shares, $0.01 par value per share, in a private placement to SCPG for an aggregate purchase price of $40.0 million. On February 22, 2002, we amended the securities purchase agreement with SCPG and agreed to pay a deferral payment, as defined, of 3.5% calculated on the outstanding Series A Shares. This payment accrued from February 8, 2002 to July 16, 2002, the day our Operating Partnership purchased the Series A Shares from SCPG for a purchase price of $40.0 million plus accrued dividends, including the deferral amount (See "Business - Recent Developments"). Under the terms of the amendment, the deferral payment increased by 0.50% on May 8, 2002.

     On March 25, 1998, we issued 2,579,994 of our common shares in a private placement to several institutional investors. We granted no common shares in 2002. During 2001 and 2000, we granted 72,672 and 5,000, respectively, of our common shares to certain of our officers and Board members.

     The issuance of 2,579,994 of our common shares and the common units described above and our previously outstanding Series A Shares constituted private placements of securities which were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On April 25, 2001, our Operating Partnership acquired 33,085 of our common shares from one of our former employees for a price of approximately $0.5 million, or $14.45 per share. The acquired shares have been pledged to the lenders under the Bank One Corporate Center mezzanine loan as collateral for certain obligations under the loan agreement. In connection with the acquisition of these shares, the former employee agreed to cancel all of his options granted pursuant to our 1997 Share Incentive Plan and an award agreement dated December 17, 1998 between us and the former employee in exchange for a payment equal to the net value of the options.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.




                                                             Year ended December 31
                                             2002         2001        2000        1999         1998
                                         ---------------------------------------------------------------
                                                (Dollars in thousands, except per share amounts)
 Statements of Operations Data (1)
 Revenue:
 Rental.................................    $ 110,009 $ 108,466   $ 114,944   $ 105,540    $  80,107
 Tenant reimbursements..................       58,465    59,064      56,171      41,088       31,077
 Other property revenues................        6,664     7,264       7,855       10,853       3,485
 Mortgage note interest.................            -     -           4,864       6,926        5,866
 Services Company revenue...............        7,366     7,219       -           -            -
                                         ---------------------------------------------------------------
 Total revenue..........................      182,504   182,013     183,834     164,407      120,535

 Expenses:
 Property operations....................       47,270    48,252      47,185      38,973       25,826
 Real estate taxes......................       37,436    35,340      34,203      29,450       20,990
 Depreciation and amortization..........       32,374    31,256      28,329      27,244       21,546
 General and administrative.............        9,794     9,085      10,359       7,565        5,712
 Services Company operations............        4,811     6,898        -           -            -
 Provision for asset impairment.........       30,095    20,337       1,000        -            -
 Severance costs........................        2,525      -           -           -            -
 Strategic alternative costs............        1,561     3,289         717        -            -
 Other expense..........................          189     1,191        -           -            -
 Loss on land development option........            -         -        -           600          -
                                         ---------------------------------------------------------------
 Total expenses.........................      166,055   155,648     121,793    103,832        74,074
                                         ---------------------------------------------------------------

 Operating income.......................       16,449    26,365      62,041     60,575        46,461
 Other income...........................        2,190     4,587       7,513      1,569         2,874
 Interest:
       Expense..........................      (40,212)  (43,214)    (47,174)   (37,018)      (27,826)
       Amortization of deferred
        financing costs.................       (4,359)   (3,919)     (6,172)    (4,214)       (3,341)
                                         ---------------------------------------------------------------
 (Loss) income from continuing
    operations before minority interests      (25,932)  (16,181)     16,208     20,912        18,168
 Minority interests.....................       16,517    10,363      (1,551)    (3,394)       (4,169)
                                         ---------------------------------------------------------------
 Income (loss) from continuing
    operations..........................       (9,415)   (5,818)     14,657     17,518        13,999
 Discontinued operations, net of
    minority interests of $14,196,
    $(1,002), $(1,452), $(4,444) and
    $(4,321) in 2002, 2001, 2000, 1999
    and 1998, respectively..............      (20,263)    1,467       2,346      6,375         6,246
                                         ---------------------------------------------------------------
 (Loss) income before (loss) gain on
   sales of real estate and cumulative
   effect of change in accounting
   principles...........................      (29,678)   (4,351)     17,003     23,893        20,245
 (Loss) gain on sales of real estate,
    net of minority interests of $660,
    $(118), $786 and $(22,095) in 2002,
    2001, 2000 and 1999, respectively...         (943)      174      (1,271)    30,955          -
 Cumulative effect of change in
    accounting principles, net of
    minority interests of $218 in 2001
    and $1,140 in 2000 (2)..............            -      (321)     (1,843)        -           -
                                         ---------------------------------------------------------------
 Net (loss) income......................      (30,621)   (4,498)     13,889     54,848       20,245
 Net income allocated to preferred
    shareholders........................      (11,280)  (12,150)    (12,147)   (12,103)      (7,971)
                                         ---------------------------------------------------------------
 Net (loss) income available to common
    shareholders........................    $ (41,901) $(16,648) $    1,742  $  42,745    $  12,274
                                         ===============================================================




                                                            Year ended December 31
                                             2002        2001        2000        1999         1998
                                         --------------------------------------------------------------


Basic earnings available to common
  shares per weighted-average common
  share (3)
(Loss) income from continuing operations  $ (1.32)    $ (1.15)     $ 0.16       $ 0.35        $ 0.41
Discontinued operations, net of minority
  interests.............................    (1.29)       0.09        0.15         0.42          0.42
(Loss) gain on sales of real estate, net
  of minority interests.................    (0.06)       0.01       (0.08)        2.05            -
Cumulative effect of change in
  accounting principles, net of minority
  interests (1).........................        -       (0.02)      (0.12)          -             -
                                         --------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest -basic............ $ (2.67)     $ (1.07)     $ 0.11       $ 2.82        $ 0.83
                                         ==============================================================
Diluted earnings available to common
  shares per weighted-average common
  share (3)
(Loss) income from continuing operations   $ (1.32)    $ (1.15)     $ 0.16       $ 0.35        $ 0.41
Discontinued operations, net of minority
  interests.............................    (1.29)       0.09        0.15          0.42          0.42
(Loss) gain on sales of real estate, net
  ofminority interests..................    (0.06)       0.01       (0.08)         2.04            -
Cumulative effect of change in
  accounting principles, net of minority
  interests (1).........................        -       (0.02)      (0.12)          -             -
                                         --------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest-diluted...........   $ (2.67)    $ (1.07)     $ 0.11       $ 2.81        $ 0.83
                                         ==============================================================





                                                            Year ended December 31
                                             2002        2001        2000        1999         1998
                                         --------------------------------------------------------------
                                                            (Dollars in thousands)
Balance Sheet Data
Real estate assets, exclusive of
  property held for or under development
  and property held for sale and before
  accumulated depreciation..............  $1,338,325  $1,206,516  $1,180,206  $1,151,094  $   843,031
Total assets............................   1,408,598   1,527,649   1,439,093   1,444,175    1,164,514
Mortgage notes payable, credit
  facilities, construction financing and
  bonds payable.........................     904,438     925,136     799,171     799,171      593,168
Total liabilities.......................   1,062,516   1,076,737     924,124     901,767      668,728
Minority interests......................     100,643     128,806     153,206     169,070      145,781
Series A Preferred Shares...............           -      40,000      39,850      39,703            -
Shareholders' equity......................   245,439     282,106     321,913     333,635      350,005










                                                                     Year ended December 31
                                                  --------------------------------------------------------------
                                                     2002         2001         2000        1999        1998
                                                  ------------ ------------ ----------- ----------- ------------

Funds from operations (4)....................     $  28,279  $  17,450       $ 40,462   $  52,295   $ 45,865

Cash flow provided by (used in):
   Operating activities......................        42,320     52,810         64,393     106,296     53,525
   Investing activities......................       (75,951)  (144,744)       (26,248)   (439,793)  (361,384)
   Financing activities......................        42,849     73,248        (32,787)    306,907    342,390
   Ratio of earnings to combined fixed charges
   and preferred share distributions (5).....             -          -              -        1.01       1.19
Office Properties:
   Square footage............................     7,806,799  7,807,576      7,955,524   8,049,941  5,833,280
   Occupancy (%).............................          73.9       92.0           95.7        95.0       89.9

Industrial Properties:
   Square footage............................     3,874,712  3,914,712      4,187,030   5,146,668  5,834,974
   Occupancy (%).............................          84.4       81.7           93.2        84.3       90.5

Unconsolidated Joint Venture Properties:
   Square footage............................     1,330,604  1,421,658      1,330,604   1,330,604          -
   Leased (%)................................          85.9       81.9           90.3        70.5          -


(1) Information for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated for the effect of adopting SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), for the reclassification of the operations of properties sold during 2002 from continuing operations to discontinued operations.

     Amortization of deferred financing costs for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated for the effects of adopting SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145") by $0.2 million, $3.5 million, $1.8 million and $2.1 million, respectively, for the reclassification of extinguishment of debt from extraordinary to continuing operations.

(2) In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the easements were granted. In addition, the Services Company previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled which usually occurs within twelve months of the lease signing. In determining the periods over which we would recognize revenue under SAB 101, we took into consideration factors such as the expected life of physical structures constructed on easement sites at our properties and other factors that provided an indication of the periods of active use of the easements by the respective grantees. These periods range from five to ten years. We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2002, 2001 and 2000, respectively, we recognized $0.3 million, $0.3 million and $0.5 million of other income (a portion of which is included in other property revenues in the consolidated statement of operations) previously recorded in 1999.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment
     (unrealized  loss)  of  $0.5  million  in  net  income,  and  a  transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the Financial Accounting Standards Board ("FASB") issued final guidance on the accounting for options used as hedges under SFAS 133. This guidance is pursuant to Derivatives Implementation Group ("DIG") Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on the balance sheet. On September 1, 2001, we adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

(3)  Net  income  available  per  weighted-average  common  share of  beneficial interest-basic equals net income divided by 15,673,544, 15,630,586, 15,408,822, 15,141,630 and 14,862,958 common shares for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Net income available per weighted-average share of beneficial interest-diluted equals net income divided by 15,673,544, 15,630,586, 15,539,337, 15,208,911 and
     14,875,035, common shares for the year ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(4) We compute Funds from Operations in accordance with standards established by the Board of Governors of National Association of Real Estate Investment Trust's) ("NAREIT"), in its April 2002 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (i.e., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of our actual operating activities. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net (loss) income, as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

(5) The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interests, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs and preferred share distributions. Our 2002, 2001 and 2000 earnings were insufficient to cover fixed charges by approximately $67,158, $52,205 and $10,171 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following is our consolidated quarterly summary of operations:




                                                                         Year ended December 31, 2002 (1)
                                                        --------------------------------------------------------------------
                                                                        Fourth        Third       Second         First
                                                            Total       Quarter      Quarter      Quarter       Quarter
                                                        --------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)


Total revenue..........................................    $  182,504    $   45,026   $   46,408  $   45,488    $   45,582
Total expenses.........................................       166,055        57,740       34,037      36,311        37,967
                                                        --------------------------------------------------------------------
Operating income (loss)................................        16,449       (12,714)      12,371       9,177         7,615
Other income...........................................         2,190           450          493         410           837
Interest:
   Expense.............................................       (40,212)      (10,721)     (10,749)     (9,250)       (9,492)
   Amortization of deferred financing costs............        (4,359)       (1,839)      (1,016)       (765)         (739)
                                                        --------------------------------------------------------------------
(Loss) income from continuing operations before
  minority interests...................................       (25,932)      (24,824)       1,099        (428)       (1,779)
Minority interests.....................................        16,517        11,184          583       1,525         3,225
                                                        --------------------------------------------------------------------
Income from continuing operations......................        (9,415)      (13,640)       1,682       1,097         1,446
Discontinued operations, net of minority interests in
  the amount of $(243) in the fourth quarter, $62 in
  the third quarter, $1,135 in the second quarter and
  $13,242 in the first quarter.........................       (20,263)          385          (10)     (1,400)      (19,238)
                                                        --------------------------------------------------------------------
(Loss) income before (loss) gain on sales of real             (29,678)      (13,255)       1,672        (303)      (17,792)
  estate  .............................................
Loss on sales of real estate, net of minority interest
  of $34 in the fourth quarter, $408 in the
  second quarter and $218 in the first quarter.........          (943)          (48)           -        (580)         (315)
                                                        --------------------------------------------------------------------
Net (loss) income......................................       (30,621)      (13,303)       1,672        (883)      (18,107)
Net income allocated to preferred shareholders.........       (11,280)       (2,250)      (2,450)     (3,381)       (3,199)
                                                        --------------------------------------------------------------------
Net (loss) income available to common shareholders.....    $  (41,901)    $ (15,553)$       (778) $   (4,264)  $   (21,306)
                                                        ====================================================================

Basic and diluted earnings available to common shares
  per weighted average common share
 Loss from continuing operations.......................  $     (1.32)   $    (1.01)   $   (0.05) $     (0.15) $      (0.11)
 Discontinued operations, net of minority interests....        (1.29)         0.02         -           (0.09)        (1.22)
 (Loss) gain on sales of real estate, net of minority
   interests...........................................        (0.06)         -            -           (0.04)        (0.02)
                                                        --------------------------------------------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted..............   $    (2.67)  $     (0.99)   $   (0.05) $     (0.28) $      (1.35)
                                                        ====================================================================
Weighted average common shares--basic and diluted             15,674        15,675       15,675       15,674        15,664
                                                        ====================================================================
Distributions paid per common share.................... $          -  $          -    $       - $          -  $          -
                                                        ====================================================================


     The following is our consolidated quarterly summary of operations:




                                                                         Year ended December 31, 2001 (1)
                                                        --------------------------------------------------------------------
                                                                        Fourth        Third       Second         First
                                                            Total       Quarter      Quarter      Quarter       Quarter
                                                        --------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)

Total revenue..........................................    $  182,013    $   43,969   $   46,508  $   44,853    $   46,683
Total expenses.........................................       155,648        49,806       38,990      33,295        33,557
                                                        --------------------------------------------------------------------
Operating income (loss)................................        26,365        (5,837)       7,518      11,558        13,126
Other income...........................................         4,587         1,164          668       1,391         1,364
Interest:
   Expense.............................................       (43,214)      (10,175)     (10,747)    (11,205)      (11,087)
   Amortization of deferred financing costs............        (3,919)       (1,089)        (853)     (1,150)         (827)
                                                        --------------------------------------------------------------------
(Loss) income from continuing operations before
  minority interests...................................       (16,181)      (15,937)      (3,414)        594         2,576
Minority interests.....................................        10,363         6,509        2,640       1,004           210
                                                        --------------------------------------------------------------------
Income (loss) from continuing..........................        (5,818)       (9,428)        (774)      1,598         2,786
Discontinued operations, net of minority interests in
  the amount of $(504) in the fourth quarter, $(445) in
  the third quarter, $(328) in the second quarter and
  $275 in the first quarter............................         1,467           738          655         476          (402)
                                                        --------------------------------------------------------------------

(Loss) income before (loss) gain on sales of real
   estate and  cumulative  effect
  of change in accounting
  principles...........................................        (4,351)       (8,690)        (119)      2,074         2,384
(Loss) gain on sales of real estate, net of minority
  interest of $991 in the third quarter, $(771) in the
  second quarter and $(338) in the first quarter.......           174             -       (1,453)      1,131           496
Cumulative effect of change in accounting principle,
  net of minority interests of $218 (2)................          (321)            -            -           -          (321)
                                                        --------------------------------------------------------------------
Net (loss) income......................................        (4,498)       (8,690)      (1,572)      3,205         2,559
Net income allocated to preferred shareholders.........       (12,150)       (3,041)      (3,036)     (3,037)       (3,036)
                                                        --------------------------------------------------------------------
Net (loss) income available to common shareholders.....    $  (16,648)   $  (11,731) $    (4,608)   $    168         $ (477)
                                                        ====================================================================

Basic and diluted earnings available to common shares
  per weighted average common share
 Loss from continuing operations.......................    $    (1.15)   $    (0.80)  $    (0.24)   $  (0.09)   $     (0.02)
 Discontinued operations, net of minority interests....          0.09          0.05         0.04         0.03         (0.03)
 Gain (loss) gain on sales of real estate, net of
   minority interests..................................          0.01             -        (0.09)        0.07          0.03
Cumulative effect of change in accounting
   principle, net of minority interests................         (0.02)            -            -            -         (0.02)
                                                        --------------------------------------------------------------------
Net loss available per weighted-average common share of
  beneficial interest - basic and diluted..............    $    (1.07)   $    (0.75) $     (0.29)$       0.01   $     (0.04)
                                                        ====================================================================
Weighted average common shares--basic and diluted.......       15,631        15,641       15,641       15,635        15,604
                                                        ====================================================================
Distributions paid per common share....................      $1.0125     $        -   $   0.3375    $  0.3375    $    .3375
                                                        ====================================================================


(1) Information for the year ended December 31, 2001 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold during 2002 from continuing operations to discontinued operations.

     Amortization of deferred financing costs for the year ended December 31, 2001 has been restated for the effects of adopting SFAS 145 by $0.2 million for the reclassification of extinguishment of debt from extraordinary to continuing operations.

(2) On January 1, 2001, we adopted SFAS 133, as amended by SFAS 138. SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $0.5 million in net income, and a transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the FASB issued final guidance on the accounting for options used as hedges under SFAS 133. This guidance is pursuant to DIG G20. Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on the balance sheet. On September 1, 2001, we adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of completed properties as of December 31, 2002 consists of 15 office properties, containing an aggregate of 7.8 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. This includes our recently completed Bank One Corporate Center in downtown Chicago, a 1.5 million rentable square foot office tower that was placed in service in November 2002. At December 31, 2002, we owned in excess of 97% of the joint venture that owns this property and we consolidated our ownership of this property. On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the joint venture that owns this property making us the sole owner of the property. We also own joint venture interests in two office properties containing an aggregate of 1.3 million net rentable square feet. The portfolio also includes approximately 202.1 acres of developable land and rights to acquire more than 31.6 additional acres of developable land which management believes could be developed with approximately
5.0 million rentable square feet of office and industrial space. However, we do not anticipate commencing new development projects in the near future.

     As  of  December  31,  2002,   in  terms  of  net  rentable   square  feet,
approximately 90.2% of our office properties and all of our industrial properties were located in the Chicago metropolitan area in prime business locations within established business communities. Our properties located in the Chicago metropolitan area accounted for approximately 89.6% of our rental revenue and 97.4% of our tenant reimbursements revenue for the year ended December 31, 2002. We own one office property located in Cleveland, Ohio.

     Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio.

     Results of Operations

     As reflected in the table below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

     Comparison of the Year ended December 31, 2002 to the Year Ended December 31, 2001

     The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 14 Office Properties and 29 Industrial Properties acquired or placed in service on or prior to January 1, 2001.





                                                  Total Portfolio                                      Same Store Portfolio
                                 ---------------------------------------------------    --------------------------------------------
                                                             Increase/       %                                 Increase/         %
(Dollars in thousands)              2002         2001      (Decrease)     Change         2002        2001      (Decrease)     Change
-------------------------------- ----------- ------------ ----------- -----------  ----------- ------------ ------------------------
Property revenues                $ 175,138  $  174,794   $      344        0.2%    $ 174,898   $ 174,893            5           -%

Services Company revenues            7,366       7,219          147        2.0             -          --            -           -
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ----------
 Total revenues                    182,504     182,013          491        0.3       174,898     174,893            5             -

Property operating expenses         84,706      83,592        1,114        1.3        84,415      82,272       2,143           2.6
Depreciation and amortization       32,374      31,256        1,118        3.6        31,643      30,505       1,138           3.7
General and administrative           9,794       9,085          709        7.8             -          -            -              -
Services Company operations          4,811       6,898       (2,087)     (30.3)            -          -            -              -
Provision for asset impairment      30,095      20,337        9,758       48.0        23,891          -       23,891              -
Severance costs                      2,525           -        2,525        -               -          -            -              -
Strategic alternative costs          1,561       3,289       (1,728)     (52.5)            -          -            -              -
Other expense                          189       1,191       (1,002)     (84.1)            -          -            -              -
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ----------

 Total expenses                    166,055     155,648       13,137        8.4       139,949     112,777      27,172          24.1
Operating income                    16,449      26,365       (9,916)     (37.6)       34,949      62,116     (27,167)        (43.7)
Other income                         2,190       4,587       (2,397)     (52.3)            -          -            -             -
Interest:
 Expense                           (40,212)    (43,214)       3,002       (6.9)      (34,853)    (41,630)      6,777          16.3
 Amortization of deferred
    financing costs                 (4,359)     (3,919)        (440)      11.2        (2,893)     (2,191)       (702)         32.0
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ----------
(Loss) income from continuing
 operations before minority
 interests                         (25,932)    (16,181)      (9,751)      60.3     $  (2,797)   $  18,295    $(21,092)      (115.3)%

                                                                                   =========== ============ ============= ==========

Minority interests                  16,517      10,363        6,154       59.4
                                 ----------- ------------ ----------- -----------

Income (loss) from continuing
 operations                         (9,415)     (5,818)      (3,597)      61.8
Discontinued operations, net of
 minority interests                (20,263)      1,467      (21,730)  (1,481.3)
                                 ----------- ------------ ----------- -----------

Loss before (loss) gain on sales
 of real estate and cumulative
 effect of change in accounting
 principle                         (29,678)     (4,351)     (25,327)     582.1
(Loss) gain on sales of real
estate, net of minority interest      (943)        174       (1,117)    (642.0)
Cumulative effect of change in
 accounting principles, net of
 minority interest                       -        (321)         321     (100.0)
                                 ----------- ------------ ----------- -----------

Net loss                         $ (30,621) $   (4,498)  $  (26,123)     580.8%

                                 =========== ============ =========== ===========


     Property Revenues. The increase in property revenues resulted primarily from an increase of $1.9 million in lease termination income to $2.3 million from $0.4 million for the twelve months ended December 31, 2002 and 2001, respectively, and the increase of straight-line rent in 2002 in conjunction with the bankruptcy of a tenant at an industrial property in 2001. These increases were partially offset by a decrease in average occupancy of the total portfolio to 89.6% in 2002 from 92.3% in 2001 due to tenant rollover at various properties where the space was not re-leased due to the current slowdown in economic activity. The leading contributor to the decrease was the expiration of a tenant's lease in September 2001 at a suburban office property. Even though a portion of this space was subsequently re-leased in 2002, this 2001 lease expiration accounted for a $1.5 million decrease in property revenues during 2002. We expect that future property revenues may continue to be affected by early lease terminations if economic conditions do not improve or if they worsen. There is no way to predict the timing or amounts of future lease terminations.

     Services Company Revenues. The increase in Services Company revenues during 2002 was primarily due to our recognition of development fee income of $4.2 million, which we recognized on a percentage of completion method throughout the year (the project was started and completed in 2002), related to the development of a build-to-suit industrial building. This increase was partially offset by decreased leasing and consulting income of $1.4 million and decreased construction and painting revenue of $2.5 million during 2002 due to the Company's discontinuance of providing third party brokerage and tenant construction services.

     Property Operating Expenses. The main factor responsible for the increase in property operating expenses during 2002 was a $3.1 million increase in real estate taxes principally resulting from the change in the assessed valuation of two Chicago office and two industrial properties. In addition, property insurance for our total portfolio has increased by $1.2 million from 2001 as a result of the events of September 11, 2001. We believe that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. We have also experienced an increase in the amount of uncollectible tenant receivables relating to tenant bankruptcies and tenants that are having financial difficulties. As a result, we may not be able to collect the full amount of rent specified in the affected leases and may incur additional costs in re-leasing the space. The amount of bad debt expense increased by $0.3 million to $1.8 million in 2002 from $1.5 million in 2001. A lthough we hold security deposits and/or letters of credit securing payment of rent from many of our tenants, additional write-offs may occur in subsequent periods. These increases were partially offset by lower utilities expenses in our office properties primarily as a result of lower occupancy levels and efficiencies achieved from changes in service providers. In addition, general and administrative expenses for our same store portfolio decreased by $1.0 million from 2001 as a result of reallocations of staff responsibilities in conjunction with staffing reductions.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants first year of occupancy ("Base Year") or a negotiated amount approximating the tenants pro rata share of these expenses ("Expense Stop"). The tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either (i) a net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and other operating expenses as additional rent or (ii) a triple net lease basis, with the tenants paying all of the real estate taxes, insurance, utility and other operating expenses for the property. We believe a portion of any increase in these operating expenses will be offset by expense reimbursements from our tenants.

     Depreciation and Amortization. The increase of $1.1 million in depreciation and amortization during 2002 compared to 2001 was primarily due to additional tenant improvements and lease commissions associated with new leasing at our properties offset by the write-off of undepreciated tenant improvements and unamortized lease commissions in 2001 associated with a bankrupt tenant at an industrial property.

     General and Administrative. For the twelve months ended December 31, 2002 compared to 2001, our general and administrative expenses increased $0.7 million primarily due to an increase in professional fees and corporate insurance costs which were partially offset by a decrease in salaries and benefits.

     Services Company Operations. The decrease in the Services Company's operating expenses was primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services which was partially offset by an increase in expenses related to the development services provided to a third party relating to a build-to-suit industrial building.

     Provision for Asset Impairment. Provision for asset impairment for the twelve months ended December 31, 2002 and 2001 represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to current estimated fair value. In 2002, we recorded a $22.1 million asset impairment related to an office property based upon our decision to exit a non-core market and a $1.7 million asset impairment related to an other asset associated with an industrial property as it was determined that the asset no longer had value. In 2002, we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity. We recorded a $15.1 million asset impairment in 2001 to reflect the affect of the then impending assignment of our interest in a development to our joint venture partner based upon our decision not to participate in the development.

     Severance Costs. For the twelve months ended December 31, 2002, we recorded severance costs of $2.5 million resulting from the resignations of Mr. Reschke and Mr. Curto and the reduction of corporate management and support staff.

     Other Income. The decrease in other income during 2002 of $2.4 million was primarily due to a decrease of $1.9 million in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances. A decrease during 2002 in income earned from an unconsolidated entity of $0.5 million also contributed to the overall decrease in other income.

     Interest Expense. The decrease in interest expense of $3.0 million in the total portfolio is primarily due to a decrease in interest expense of $4.2 million due to a decrease in interest rates on our variable rate debt, a decrease of $4.3 million relating to loan repayments, a decrease of $2.1 million due to the refinancing of several office and industrial properties, offset by an increase of $3.7 million for a reduction in the amount of interest capitalized for projects under development and an increase of $4.1 million related to the notes payable to SCPG. The decrease in interest expense in the same store portfolio resulted primarily from a decrease in interest expense of $1.1 million due to the refinancing of a Cleveland, Ohio office property and a decrease of $4.8 million due to the decrease in interest rates on our variable rate debt.

     Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the twelve months ended December 31, 2002 compared to 2001, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

     Discontinued Operations. In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and (loss)/gain on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued Operations" for both periods presented. Impairment losses included in discontinued operations during 2002 include $33.6 million related to assets sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties and $0.8 million related to an office property sold during the fourth quarter based upon our decision to exit the Tennessee market (an impairment loss of $1.5 million related to this office property was recognized during the fourth quarter of 2001 and the related assets were shown as property held for sale at December 31, 2001).

Comparison  of the Year ended  December 31, 2001 to the Year Ended  December 31,
2000

     As reflected in the table below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes and other property operating expenses.

     The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 12 Office Properties and 26 Industrial Properties acquired or placed in service on or prior to January 1, 2000.




                                                   Total Portfolio                                      Same Store Portfolio
                                 ----------------------------------------------------  --------------------------------------------
                                                              Increase/       %                               Increase/        %
(Dollars in thousands)              2001          2000      (Decrease)     Change       2001        2000      (Decrease)    Change
-------------------------------- ----------- ------------ ----------- -----------  ----------- ------------ ------------- ---------
Property revenues               $  174,794  $  178,970   $   (4,176)      (2.3%)    $  153,792    $151,294  $    2,498       1.7%
Services Company revenues            7,219           -        7,219        -                 -           -           -
Mortgage note interest                   -       4,864       (4,864)    (100.0)              -           -           -
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ---------
 Total revenues                    182,013     183,834       (1,821)      (1.0)        153,792     151,294       2,498       1.7

Property operating expenses         83,592      81,388        2,204        2.7          73,031      66,832       6,199       9.3
Depreciation and amortization       31,256      28,329        2,927       10.3          26,453      23,363       3,090      13.2
General and administrative           9,085      10,359       (1,274)     (12.3)              -          -            -       -
Services Company operations          6,898           -        6,898        -                 -          -            -       -
Provision for asset impairment      20,337       1,000       19,337    1,933.7               -          -            -       -
Severance costs                          -           -            -        -                 -          -            -       -
Strategic alternative costs          3,289         717        2,572      358.7               -          -            -       -
Other expense                        1,191           -        1,191        -                 -          -            -       -
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ---------

 Total expenses                    155,648     121,793       33,855       27.8%       99,484      90,195       9,289        10.3

Operating income                    26,365      62,041      (35,676)     (57.5)       54,308      61,099      (6,791)      (11.1)
Other income                         4,587       7,513       (2,926)     (38.9)            -            -           -        -
Interest:
 Expense                           (43,214)    (47,174)       3,960       (8.4)      (36,199)    (38,256)      2,057        (5.4)
 Amortization of deferred
   financing costs                  (3,919)     (6,172)       2,253      (36.5)       (1,596)      (2,970)      1,374       (46.3)
                                 ----------- ------------ ----------- -----------  ----------- ------------ ------------- ---------

(Loss) income from continuing
 operations before minority
 interests                         (16,181)     16,208      (32,389)    (199.8)     $  16,514  $  19,873      (3,360)       (16.9)%
                                                                                   =========== ============ ============= =========

Minority interests                  10,363      (1,551)      11,914     (768.1)
                                 ----------- ------------ ----------- -----------

(Loss) income from continuing
 operations                         (5,818)     14,657      (20,475)    (139.7)
Discontinued operations, net of
 minority interests                  1,467       2,346         (879)     (37.5)
                                 ----------- ------------ ----------- -----------

(Loss) income before gain
 (loss) on sales of real
  estate and  cumulative
  effect
 of change in
 accounting principle               (4,351)     17,003      (21,354)    (125.6)
Gain (loss) on sales of real
 estate, net                           174      (1,271)       1,445     (113.7)
 of minority interests
Cumulative effect of change in
 accounting principles, net of
 minority interest                    (321)     (1,843)       1,522      (82.6)
                                 ----------- ------------ ----------- -----------
Net (loss) income                $  (4,498)  $  13,889    $ (19,909)    (143.3)
                                 =========== ============ =========== ===========


     Property Revenues. The decrease in property revenues in the total portfolio was primarily due to the sale of two Chicago office properties during 2001 and the related recognition of only a partial year of revenues from these properties. The increase in property revenues in the same store portfolio resulted primarily from an increase in reimbursable property operating expenses, most notably real estate taxes, which generated significantly higher tenant reimbursements. Same store portfolio property revenues also increased as a result of the renewal of various tenant leases at one Chicago office property in which the leases were renewed as "net" leases for expense reimbursements from "gross" leases. These decreases were partially offset by a decrease of $1.0 million in lease termination income in the same store portfolio to $0.4 million from $1.4 million for the twelve months ended December 31, 2001 and 2000, respectively, and the decrease of straight-line rent in 2001 in conjunction with the bankruptcy of a tenant at an industrial property in 2001.

     Services Company Revenues. The twelve months ended December 31, 2001 included $7.2 million of revenues from the Services Company, a taxable REIT subsidiary, which we began to consolidate as of January 1, 2001.

     Mortgage Note Interest. Mortgage note interest decreased $4.9 million for the year ended December 31, 2001, as compared to the same period in 2000 due to the acquisition of the second mortgage note encumbering the office property known as 180 North LaSalle Street on August 1, 2000 and the property's operations being consolidated as of that date.

     Property Operating Expenses. The main factor responsible for the increase in property operating expenses was primarily associated with a $2.3 million increase in real estate taxes resulting from the change in the assessed valuation of various office properties. In addition, property operating expenses increased due to higher HVAC repairs and maintenance costs, which also resulted in increased utilities expenses. We also experienced a $0.9 million increase in the amount of uncollectible tenant receivables associated with a bankrupt tenant at an industrial property. Overall, the amount of bad debt expense in our same store portfolio increased by $0.5 million to $1.2 million in 2001 from $0.7 million in 2000.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utility and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants first year of occupancy ("Base Year") or a negotiated amount approximating the tenants pro rata share of these expenses ("Expense Stop"). The tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either (i) a net basis, with tenants paying their proportionate share of real estate taxes, insurance, utility and other operating expenses as additional rent or (ii) a triple net lease basis, with the tenants paying all of the real estate taxes, insurance, utility and other operating expenses for the property. We believe a portion of any increase in these operating expenses will be offset by expense reimbursements form our tenants.

     Depreciation and Amortization. The increase of $2.9 million in depreciation and amortization during 2001 compared to 2000 was primarily due to additional tenant improvements and lease commissions associated with new leasing at our properties, additional building improvements in conjunction with a suburban office property renovation and the write-off of undepreciated tenant improvements and unamortized lease commissions associated with a bankrupt tenant at an industrial property.

     General and Administrative. General and administrative expense decreased $1.3 million during the year ended December 31, 2001 primarily due to a decrease in professional fees in 2001.

     Services Company Operations. The twelve months ended December 31, 2001 included $6.9 million of expenses from the Services Company, a taxable REIT subsidiary, which we began to consolidate as of January 1, 2001.

     Provision for Asset Impairment. Provision for asset impairment for the twelve months ended December 31, 2001 represents the write-down of certain development properties and an investment in an unconsolidated entity to current estimated fair value. For the year ended December 31, 2000, the provision for asset impairment represents the write-down of a development project to current estimated fair value.

     Other Income. Other income decreased $2.9 million for the year ended December 31, 2001 as compared to the same period in 2000. This decrease was primarily due to decreased leasing commission income from Bank One Corporate Center, decreased interest income due to lower interest rates and cash reserves and decreased leasing income due to the consolidation of the office property known as 180 North LaSalle Street commencing August 1, 2000.

     Interest Expense. The decrease in interest expense of $4.0 million in the total portfolio is primarily due to a decrease in interest expense of $3.4 million for an increase in the amount of interest capitalized for projects under development. The decrease in interest expense of $2.1 million in the same store portfolio resulted primarily from a decrease in interest expense of $1.5 million due to the refinancing of a Chicago office property and a decrease in interest rates on our floating rate industrial development revenue bonds.

     Strategic Alternative Costs. For the years ended December 31, 2001 and 2000 we incurred expenses consisting primarily of professional and investment banking fees in connection with our continuing review of strategic alternatives, which include portfolio asset sales and joint ventures, as well as merger and Company sale possibilities.

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

Liquidity and Capital Resources

     Recent Developments. On December 18, 2002, we announced that our Board approved the engagement of Merrill Lynch & Company as our financial advisor to assist in our evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. In addition, on February 6, 2003 we announced that we engaged Wachovia Securities as one of our financial advisors in connection with this evaluation. Our goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy, as discussed below. We have received several expressions of interest from third parties, including interest in pursuing a sale or merger of the Company, asset sales, as well as joint venture and recapitalization possibilities; however, there can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction to repay debt and/or repurchase our shares and common units of our Operating Partnership and/or distribute them to our shareholders and the common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

     Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. From our issuance of our Series B Shares in June 1998 through the third quarter of 2001, we paid an annual dividend of 9% per annum ($2.25 per share) on each Series B Share. Due to a number of factors, including our current capital resources and needs, our Board decided not to pay a distribution on our common shares/units for the fourth quarter of 2001 and on our common or preferred shares/units for the first two quarters of 2002. Dividends on our Series B Shares for the first three quarters of 2002 were subsequently declared and paid in connection with the SCPG transaction. See "Business - Recent Developments" for a discussion of the SCPG transaction. Under the terms of our indebtedness to SCPG, we are not permitted to declare and pay any distributions on our outstanding equity securities so long as the SCPG notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the SCPG notes in an amount equal to such distributions. Any additional distributions on our preferred and common shares have currently been suspended by our Board and will only be made at our Board's discretion. We currently do not anticipate declaring or paying distributions on our common or preferred shares/units during 2003. In the future, distributions on our common shares may not be made until all accrued distributions on our preferred shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurances that we will be able to complete capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either during 2003 or thereafter, or that we will be able to pay dividends on our Series B Shares.

     Our anticipated cash flows from operations will not be sufficient to fund our anticipated short and long-term capital needs, the payment of preferred distributions, and the payment of quarterly distributions on our common shares/units. In 2003, we anticipate the need to fund significant capital to retenant space that has been vacated or is anticipated to be vacated during 2003. In addition, we have incurred and paid, and anticipate to continue to incur and pay, certain costs and expenses related to our Bank One Corporate Center consisting principally of the funding of a sublease obligation in connection with one of the anchor tenant leases. As noted above, if capital events are not completed on satisfactory terms, we can give no assurances that we will be able to fund our anticipated capital needs.

     Under the terms of certain debt instruments we executed to obtain modifications to certain loan covenants, we are obligated to fund certain escrow accounts to our lenders. See Note 6 -Debt Covenants to these Consolidated Financial Statements for a detailed discussion of these escrow obligations.

     The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness, minimum quarter-end cash balance requirements and numerous other financial covenants. Compliance with these covenants in 2003 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is not assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. We anticipate that as a result of our financial results for the quarter ending March 31, 2003, we may not be in compliance with financial covenants contained in certain of our debt facilities related to minimum quarter-end cash balance requirements of $7.5 million. Our ability to meet these covenants in the future is contingent on our ability to execute certain capital events and on our future financial results. In addition, if the SCPG obligation is not extended, SCPG's default remedies, including assuming our Operating Partnership's equity interests in various properties, may also hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants. We are pursuing various capital events, which, if consummated in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the repayment of part or all of the SCPG debt. If the capital events are not consummated, or the proceeds of capital events are not sufficient to allow us to meet the minimum cash balance covenants, we intend to seek waivers or modifications from the lenders. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained or if they are obtained, whether they are granted on terms that are favorable to us.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current shareholders. There can be no assurances that we will consummate debt, equity or asset sales transactions which would yield sufficient proceeds in a timeframe necessary to fund our projected operating and capital needs on a current basis. We are highly dependent on the completion of future capital transactions such as these to fund both our short-term and long-term liquidity needs. There can be no assurance as to the completion, timing or terms of any such transactions.

     The following tables disclose our contractual obligations and commercial commitments as of December 31, 2002:





                                                                       Payments Due by Period
                                                                       (dollars in thousands)
                                                       --------------------------------------------------------
                                                                           2004-        2006-
      Contractual Obligations(A)            Total            2003          2005         2007      Thereafter
---------------------------------------------------------------------------------------------------------------
Mortgages and notes payable(B)           $   671,683     $ 280,897       $ 138,574   $   68,971    $ 183,241
Bonds payable(C)                              24,900             -               -       24,900            -
Construction financing                       208,198             -         208,198            -            -
Capital lease obligations                        569           275             294            -            -
Operating leases                              15,118         2,907           4,587        4,163        3,461
Tenant improvement allowances (D)(E)
                                              33,172        33,172               -            -            -
Liabilities for leases
   assumed and lease reimbursement
   obligations(F)                             89,380        10,878          21,631       17,934       38,937
Land acquisition contract(G)                   2,433         2,433               -            -            -
Deferred interest and loan exit fees
                                              18,854         4,993          12,861        1,000            -
                                      -------------------------------------------------------------------------
Total contractual cash
   obligations                           $ 1,064,307     $ 335,555       $ 386,145   $  116,968    $ 225,639
                                      =========================================================================



(A) We anticipate funding these obligations from operations and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed in "Liquidity and Capital Resources".

(B) The total contractual obligation for mortgages and notes payable does not reflect unamortized debt discount of $0.3 million as of December 31, 2002.

(C) The scheduled maturity date for the bonds is 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds, which if not extended or replaced, would accelerate the maturity of the bonds.

(D) We have escrows of $6.2 million that may be utilized to fund these obligations.

(E) Tenant improvement allowances of $27.7 million correspond to Bank One Corporate Center and will be funded through its construction loan. We anticipate this obligation will be funded in 2003.

(F) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $61.5 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. We were obligated, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account used to pay the costs associated with Citadel's lease of space in Bank One Corporate Center. We also in 2002 pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Corporate Center mezzanine loan and in conjunction with such refinancing, our escrow obligations were restructured. See "Recent Developments" in Item 1 - Business above for further discussion relating to our restructured escrow obligations.

(G) We have a contract to acquire 30.3 acres of land for approximately $2.4 million. These acres must be purchased by June 2003. We are required to make periodic installment payments, of which $0.3 million and $0.6 million was paid in 2002 and 2001 (amount included in property held for or under development), respectively.




                                                                          Amount of Commitment
                                                                          Expiration Per Period
                                                                         (dollars in thousands)

                                                           ----------- ------------ ------------ --------------
                 Other                         Total
               Commercial                     Amounts                     2004-        2006-
              Commitments                    Committed        2003        2005         2007       Thereafter
----------------------------------------- ---------------- ----------- ------------ ------------ --------------
Standby letters of credit                  $  25,468          $   226   $       -     $ 25,242    $       -

Guarantees (A)                               129,392           49,833      63,125       13,400        3,034
Unconsolidated joint ventures (B)             78,750            5,000      73,750            -            -
Tax indemnifications (C)                      73,740              189         (C)          (C)          (C)
Series B preferred shares (D)                    (D)           11,250      18,000       18,000          (D)
                                          ---------------- ----------- ------------ ------------ --------------
Total commercial commitments                $307,350          $66,498    $154,875      $56,642       $3,034
                                          ================ =========== ============ ============ ==============


(A) Included in the total is our guarantee of $60.0 million related to the Bank One Corporate Center construction loan balance of $208.2 million, having a maturity date of January 5, 2004. Also included is a guarantee for $4.5 million to ensure certain tenant improvement and leasing commission payments with respect to an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. (See footnote (B) below).

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. The amount shown represents 50% of the balance of the $157.5 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement required the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $5.0 million. As of December 31, 2002, $7.5 million was escrowed relating to the $157.5 million collar agreement. On March 12, 2001, our joint venture partner became the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

     In addition, we have a 23.1% interest in a real estate venture, which we account for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) In February 2002, we sold vacant land in Aurora, Illinois, a portion of which was covered by the tax indemnity with certain principals affiliated with Mr. Nardi (the "NAC Contributors"), and deposited the proceeds into a tax deferred exchange trust. In August 2002, we elected not to use the proceeds to acquire a replacement property, thereby triggering the tax gain on sale. As a result, we have accrued indemnity payments of $0.2 million to the NAC Contributors.

         We estimate our maximum possible exposure on tax indemnifications to be $73.6 million if all remaining indemnity properties had been sold as of December 31, 2002. The amount of certain indemnities decreases by 10% each calendar year on each anniversary date of our November 17, 1997 initial public offering. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No Series B Shares dividend was declared or paid for the fourth quarter of 2002. On and after June 5, 2003, the Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

     Tenant Concentration. The following represents our five largest tenants in 2002 based on gross revenue (excluding discontinued operations) recognized during 2002 (in thousands of dollars):

                  Gross % Of Total Company
                       Tenant Revenue
                    Tenant                  Revenue
        -----------------------------------------------------------------------
        Arthur Andersen                     $ 17,499               9.6%
        Jenner & Block                        13,726               7.5
        National City Bank                     9,771               5.4
        IBM Corporation                        8,512               4.7
        Trizec Properties, Inc.                6,332               3.5
                                       ----------------------------------------
                                            $ 55,840              30.7%
                                       ========================================

     On July 22, 2002, Arthur Andersen notified us that they will be closing their operations and subsequently entered into discussions with us concerning a potential lease termination agreement. Arthur Andersen leased an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprise 9.6% of our total revenue for the year ended December 31, 2002. In February 2003, we entered into lease termination agreements with Arthur Andersen whereby Arthur Andersen was released from its remaining lease obligations subsequent to December 31, 2002 at these two properties in exchange for total termination payments of $32.4 million for the 33 West Monroe Street lease and $1.1 million for the 330 North Wabash Avenue lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003. We were required by the lenders to deposit the proceeds into escrow accounts for each property. The $1.1 million escrow for 330 North Wabash Avenue is available to fund future tenant improvements and other re-leasing costs at the property. The $32.4 million escrow for 33 West Monroe Street may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i)) is available to fund future tenant improvements and other re-leasing costs at the property. In connection with these terminations, we will record termination fee income in the first quarter of 2003 of $29.7 million which represents the above termination payments less outstanding receivables (including deferred rent receivable) related to these leases.

     If one or more of the other tenants listed were to experience financial difficulties and cease paying rent, our cash flow and earnings would likely be negatively impacted in the near term. The extent and length of this would be impacted by several factors, including:

o    the nature of the financial difficulties;
o    our ability to obtain control of the space for releasing;
o    market conditions;
o    the length of time it would  require for us to release the tenant's  space;
     and
o    whether the tenant's rent was above or below market.

     Property Sales. During the year ended December 31, 2002, we sold two parcels of land totaling 72.2 acres, nine suburban office properties totaling approximately 1.4 million square feet, an office building located in Knoxville, Tennessee totaling 93,711 square feet and an industrial property located in East Chicago, Indiana totaling 40,000 square feet. We used net proceeds to retire debt, and to fund future and current operations, property capital needs and development activity. We also deposited a portion of the net proceeds from the sale of land into a tax-deferred exchange trust, which was terminated on August 5, 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi, under a tax indemnification agreement entered into by us at our initial public offering. In connection with the Knoxville, Tennessee sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds. The proceeds from the East Chicago, Indiana sale were deposited into escrow with the lender that provides the credit enhancement for bonds related to the property and other properties.

     Preferred Shares. Our anticipated cash flows from operations in 2003 is not anticipated to be sufficient to fund distributions on our Series B Shares. Payment of these distributions may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment. Under the terms of the SCPG transaction, we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the SCPG notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions.

     Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Nardi. The terms of these agreements are discussed in "Certain Relationships and Related Transactions - Tax Indemnification Agreements".

     On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis.

     However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. If a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400.0 million (but more than $200.0 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200.0 million for more than 30 consecutive trading days or (ii) immediately after we sell or otherwise dispose of the lesser of $100.0 million or 33% of our gross assets within a twelve month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200.0 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200.0 million, the Principals may acquire the general partnership interest in the limited partnership that owns the property for $1,000 and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We estimate that our maximum possible exposure at December 31, 2002 is $57.1 million.

     As discussed above, sales of properties which result in taxable income to parties covered by tax indemnification agreements would create an indemnity obligation on our part to the indemnified party. In order to mitigate this obligation, we may enter into tax deferred exchange transactions, which would defer the tax sale and related indemnity obligation. Proceeds available to us from sales of properties covered by tax indemnification agreements would be reduced by the amount necessary to fund any indemnity payment or to purchase properties to satisfy tax deferred exchange transactions.

     Indebtedness. Our aggregate indebtedness was $904.4 million at December 31, 2002. This indebtedness had a weighted average maturity of 2.99 years and bore interest at a weighted average interest rate of 7.03% per annum. At December 31, 2002, $348.0 million, or 38.5%, bore interest at a fixed rate, and $556.4 million, or 61.5% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $556.4 million of variable rate debt, $456.9 million was subject to various interest rate cap agreements.

     Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

     On January 31, 1999, we entered into an interest rate collar agreement with respect to our property known as 33 West Monroe Street, for the period from January 31, 1999 through January 31, 2002, with a financial institution for an original notional amount of $65.0 million. The interest rate ceiling under the agreement was based on a LIBOR index rate of 7.50% and the interest rate floor is based on a LIBOR index rate of 3.73%. On November 15, 2000, the underlying note was refinanced with the proceeds of a $67.0 million mortgage note payable. The collar agreement remained in place and was designated to the new loan in conjunction with an additional interest rate cap agreement. On November 15, 2000, we also entered into an interest rate cap agreement for the period from November 15, 2000, through January 31, 2002. The interest rate under the agreement is capped at the LIBOR index rate of 6.50%. Included in the interest rate cap agreement was the sale of an interest rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002, for a notional amount of $65.0 million. This agreement allowed us to reduce the cost of this hedge instrument and take advantage of the existing collar agreement originally entered into on January 31, 1999. On December 6, 2001, we extended the interest rate cap agreement through January 31, 2003 for a notional amount of $67.0 million. An additional hedge agreement is required by February 1, 2003, covering the period from February 1, 2003 through debt maturity of November 15, 2005. On January 29, 2003, we entered into an interest rate cap agreement for the period January 31, 2003 through October 31, 2004 for a notional amount of $67.0 million that will reduce over the term of the agreement to $65.5 million. The interest rate under this agreement is capped at a LIBOR index rate of 6.50%.

     On November 1, 1999, we entered into an interest rate collar agreement with respect to our property known as 77 West Wacker Drive for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling and the interest rate floor under the agreement is based on a LIBOR index rate of 7.75% and a LIBOR index rate of 5.62%, respectively. On November 22, 1999, this agreement was assigned to an unconsolidated joint venture which owns the related property and indebtedness. On November 10, 1999, the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling and the interest floor under the agreement are based on a LIBOR index rate of 7.75% and a LIBOR index rate of 6.10%, respectively. On March 12, 2001, our joint venture partner replaced us as the guarantor to the counterparties related to these agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse our joint venture partner for our fifty percent share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

     On December 10, 1999, we entered into an interest rate swap agreement with respect to our property known as 330 North Wabash Avenue (IBM Plaza) for the period from December 10, 1999 through December 10, 2002 for an original notional amount of $160.0 million that decreased to $158.4 million on December 10, 2000 and $155.2 million on December 10, 2001, based on a LIBOR index rate of 6.3% that effectively fixed the interest rate on a variable rate mortgage at 8.0%. We provided a guaranty to the counterparty related to this agreement to the extent of any decrease in value in the swap agreement. In accordance with this guarantee, the swap agreement required cash escrow deposits to the extent that the instrument's valuation decreased more than $0.5 million. As of December 31, 2001 we had deposited $5.6 million pertaining to the interest rate swap agreement. On December 10, 2002, we entered into an interest rate cap agreement for the period December 10, 2002 through December 13, 2003 for a notional amount of $153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002.

     On July 11, 2000, we entered into an interest rate cap agreement with respect to our property known as 180 North LaSalle Street for the period from July 11, 2000 through August 1, 2001 for a notional amount of $52.0 million. The interest rate under this agreement is capped at the LIBOR index rate of 7.25%. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60.0 million.

     On November 15, 2000, we entered into a second interest rate cap agreement with respect to our property known as 33 West Monroe Street for the period from November 15, 2000 through November 15, 2003 for a notional amount of $12.5 million. The interest rate under the agreement is capped at the LIBOR index rate of 8.35%, 8.75% and 9.0% for loan years one, two and three, respectively.

     On April 2, 2001, we entered into an interest rate cap agreement with respect to the property at 208 South LaSalle Street in Chicago Illinois, for the period from April 2, 2001 through June 30, 2003 with respect to the $20.0 million variable rate not payable secured by the 208 South LaSalle Street property. The interest rate under the agreement is capped at the LIBOR index rate of 7.5%. No amounts were received under the terms of the agreement during 2002 and 2001.

     On August 22, 2001, we entered into an interest rate cap agreement with respect to our property known as Bank One Corporate Center for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million based on increases anticipated in the Bank One Corporate Center construction loan. As of December 31, 2002, the notional amount was $204.0 million capped at the LIBOR index rate of 6.75%.

     Debt Repayments. In connection with the sale of nine suburban office properties the purchaser assumed $113.1 million of debt related to the properties. We purchased $23.3 million of our Industrial Development Revenue Bonds as a result of our debt refinancing activity. In connection with the sale of an office building located in Knoxville, Tennessee, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds. Scheduled principal payments were made totaling $35.3 million bringing the total debt assigned, purchased or repaid for 2002 to $180.7 million.

     Future Debt and Equity Offerings. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering. Concurrent with the filing of this Form 10-K, our shelf registration is no longer effective and we will no longer be able to offer securities for sale thereunder as we are not paying dividends on our Series B Shares.

     Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2002 and 2001, our tenant improvements and leasing commissions averaged $26.94 and $31.16, respectively, per square foot of newly-leased office space totaling 70,969 and 338,013 square feet, respectively, $13.18 and $9.09, respectively, per square foot of office leases renewed by existing tenants, totaling 277,248 and 309,685 square feet, respectively, and $0.00 and $3.83, respectively, per square foot of newly-leased industrial space totaling 154,275 and 160,085 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. Due to current economic and market conditions and the forecasted leasing activity in our portfolio, however, we are budgeting over $11.9 million of capital expenditures for 2003. See "Business - Business Strategies--Liquidity and Capital Requirements."

Historical Cash Flows




                                                                 Year ended December 31
                                            -----------------------------------------------------------------
                                                                               Increase/
                                                  2002           2001          (Decrease)       % Change
                                            -----------------------------------------------------------------
                                                                 (dollars in thousands)
Operating Activities
Net loss                                    $ (30,621)   $    (4,498)    $  (26,123)              (580.8)%
Amortization of discount on notes payable         290              -            290                100.0
Amortization of costs for leases assumed          836            767             69                  9.0
   Net equity in income of unconsolidated
     investments                                 (810)        (1,770)           960                 54.2
   Depreciation and amortization               39,295         42,047         (2,752)                (6.5)
   Unrealized loss on derivatives                   -            230           (230)              (100.0)
   Provision for asset impairment              64,525         21,837         42,688                195.5
   Loss (gain) on sales of real estate          4,814           (292)         5,106              1,748.6
   Minority interests                         (31,373)        (9,461)       (21,912)              (231.6)
   Cumulative effect of change in
     accounting principle                           -            539           (539)              (100.0)
   Changes in operating assets and
     liabilities                               (4,636)         3,411         (8,047)              (235.9)
                                            -----------------------------------------------------------------

Net cash provided by operating
activities                                  $  42,320       $ 52,810     $  (10,490)               (19.9)%
                                            =================================================================


Investing Activities
   Expenditures for real estate and
     equipment                              $(124,054)    $ (146,423)   $    22,369                 15.3%
   Proceeds from sales of real estate          26,596         25,413          1,183                  4.7
   Leasing costs                              (13,770)        (9,239)        (4,531)               (49.0)
   Decrease (increase) in restricted
     cash escrows                              13,187        (14,496)        27,683                191.0
   Proceeds from joint ventures                22,969              -         22,969                100.0
   (Distributions from) investment in
     unconsolidated entities                     (879)             1           (880)              (100.0)
                                            -----------------------------------------------------------------
Net cash used in investing activities       $ (75,951)    $ (144,744)   $    68,793                 47.5%
                                            =================================================================

Financing Activities
   Financing costs                          $  (2,950)    $   (4,714)   $     1,764                 37.4%
   Proceeds from mortgages and notes
     payable                                   20,448        136,237       (115,789)               (85.0)
   Repayment of mortgages and notes
     payable                                  (35,310)      (115,909)        80,599                 69.5
   Repayment of bonds payable                 (27,150)             -        (27,150)              (100.0)
   Proceeds from construction financing       102,561        105,637         (3,076)                (2.9)
   Series A preferred share and common
     share repurchases                         (5,000)          (456)        (4,544)              (996.5)
   Distributions to minority interest -
     operating partnership                          -        (14,485)        14,485                100.0
   Dividends paid to Series B preferred
     shareholders                              (9,000)        (9,000)             -                    -
   Dividends paid to Series A preferred
     shareholder                                 (750)        (3,000)         2,250                 75.0
   Dividends paid to common
     shareholders                                   -        (21,062)        21,062                100.0
                                            -----------------------------------------------------------------
Net cash provided by financing activities   $  42,849       $ 73,248     $  (30,399)               (41.5)%
                                            =================================================================




     Impairment losses during 2002 include $33.6 million related to assets sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties, $22.1 million related to a Cleveland, Ohio office property and certain of its related assets to reflect their fair market values at December 31, 2002, and $0.8 million related to an office property sold during the fourth quarter based upon our decision to exit the Tennessee market (an impairment loss of $1.5 million related to this office property was recognized during the fourth quarter of 2001 and the related assets were shown as property held for sale at December 31,
2001). The balance of $5.7 million in impairments is related to various properties under development which we are no longer pursuing. See Note 3 - Asset Impairments to these Consolidated Financial Statements for further explanation.

     The net decrease in operating assets and liabilities is primarily due a decrease of $9.2 million in accounts payable, offset by an increase in accrued interest payable primarily due to SCPG in the amount of $2.6 million. See "Business - Recent Developments" for a description of the SCPG transaction.

     During 2001 we executed 1,252,971 square feet of leases compared to 658,886 square feet in 2002. The decrease in leasing activity was a result of general economic conditions and the sale to Blackstone and resulted in a decline in expenditures for tenant and building improvements of $11.5 million in 2002 as compared to 2001. Expenditures for projects under development also decreased $8.5 million relating primarily to our Aurora Land development (decrease of $1.5 million) and Bank One Corporate Center due to its substantial completion as of November 1, 2002 (decrease of $6.1 million).

     Leasing costs increased by $1.3 million due to re-leasing of Continental Towers with two major tenants combined with $3.2 million of pre-leasing at Bank One Corporate Center.

     Proceeds from mortgages and notes payable decreased in 2002 in the amount of $115.8 million due to reduced refinancing activity. During 2002 we incurred new indebtedness of $20.0 million from SCPG. See "Business --Recent Developments" for a description of the SCPG transaction.

     Repayment of mortgages and notes payable decreased in 2002 in the amount of $80.6 million. Two notes payable were paid off in 2002 in the amount of $24.5 million combined with principal paydowns for 2002 in the amount of $10.5 million.

     The decrease in the restricted escrow balance and the increase in repayment of bonds payable is primarily due to the use of the escrows to fund our purchase of certain industrial bonds for $23.3 million. Additionally, we retired $3.9 million in bonds as a result of the sale of our Tennessee property. See Note 5 - Mortgages and Notes Payable, Bonds Payable and Construction Financing to these Consolidated Financial Statements.

     Proceeds from construction financing decreased $3.0 million due to substantial completion of Bank One Corporate Center as of November 1, 2002, which resulted in decreased real estate expenditures of $6.1 million. This decrease of real estate expenditures was offset by an increase in leasing costs of $3.2 million.

     The increase in proceeds from joint ventures is due to the assignment of our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million.

     The decrease in distributions to minority interest--operating partnership and dividends paid to common shareholders is due to the suspension of quarterly dividends/distributions on our common shares and units. Funds from Operations

     Industry analysis generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures. Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. While FFO is a relevant and widely used measure of operating performance of equity REIT's, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating our liquidity or operating performance. We believe that in order to facilitate a clear understanding of our combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this form 10-K. The following tables represent the unaudited calculation of our consolidated quarterly summary of Funds from Operations for the years ended December 31, 2002, 2001 and 2000:




                                                               Year ended December 31, 2002
                                          -----------------------------------------------------------------------
                                                            Fourth        Third         Second        First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                  (dollars in thousands)
Net income allocated to common
   shareholders........................      $(41,901)     $ (15,553)  $     (778)    $  (4,264)    $ (21,306)
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization (1)....................        31,978          8,169        7,982         8,100         7,727
Straight-line rental revenue ..........        (4,298)          (637)        (893)       (1,247)       (1,521)
Straight-line rental revenue from
   joint ventures......................          (311)           (65)         (44)          (96)         (106)
Straight-line rental revenue from
   discontinued operations.............           127              7           12            61            47
Amortization of costs for
   leases assumed......................           836            266          250           157           163
Joint venture adjustments..............         3,386            853          846           844           843
Adjustment for provision for asset
   impairment..........................        23,892         23,892            -             -             -
Adjustment for sale of operating
   property ...........................           655            (32)           -           580           107
Adjustment for discontinued
   operations (2)......................        25,950           (247)          91         3,986        22,120
Minority interests.....................       (16,517)       (11,184)        (583)       (1,525)       (3,225)
                                          -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue(4) (5).        23,797          5,469        6,883         6,596         4,849
Straight-line rental revenue...........         4,298            637          893         1,247         1,521
Straight-line rental revenue from
   joint ventures......................           311             65           44            96           106
Straight-line rental revenue from
   discontinued operations.............          (127)            (7)         (12)          (61)          (47)
                                          -----------------------------------------------------------------------
Funds From Operations, including
   straight-line rental revenue (3)
   (4) (5)............................       $ 28,279       $  6,164    $   7,808     $   7,878    $    6,429
                                          =======================================================================

Other data:
   Net cash provided by operating
     activities.........................     $ 42,320      $  2,670     $  16,921      $ 15,734    $    6,995
   Net cash (used in) provided by
     investing activities...............      (75,951)      (20,988)      (36,089)      (29,052)       10,178
   Net cash provided by (used in)
     financing activities...............       42,849        14,950        24,257        18,680       (15,038)






                                                           Year ended December 31, 2001
                                      -----------------------------------------------------------------------
                                                        Fourth        Third         Second        First
                                          Total        Quarter       Quarter       Quarter       Quarter
                                      -----------------------------------------------------------------------
                                                              (dollars in thousands)
Net income allocated to common
   shareholders.....................   $  (16,648)    $  (11,731)  $   (4,608)   $      168     $    (477)
Adjustments to reconcile to Funds
   from Operations:
Real estate depreciation and
   amortization (1).................       30,728          7,552        7,906         7,981         7,289
Straight-line rental revenue........       (4,761)        (1,314)      (1,150)           44        (2,341)
Straight-line rental revenue from
   joint ventures...................         (535)          (112)        (109)         (153)         (161)
Straight-line rental revenue from
   discontinued operations..........         (282)            20          (49)          (74)         (179)
Amortization of costs for
   leases assumed...................          767            182          193           196           196
Joint venture adjustments...........        3,351            842          838           836           835
Adjustment for sale of operating
   property.........................          231              -        1,451        (1,135)          (85)
Adjustment for discontinued
   operations(2)....................        9,063          2,019        2,072         2,080         2,892
Minority interests..................      (10,363)        (6,509)      (2,640)       (1,004)         (210)
Cumulative effect of change in
   accounting principle (4).........          321              -             -             -          321
                                      -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue (4)
   (5)..............................       11,872         (9,051)       3,904         8,939         8,080
Straight-line rental revenue........        4,761          1,314        1,150           (44)        2,341
Straight-line rental revenue from
   joint ventures...................          535            112          109           153           161
Straight-line rental revenue from
   discontinued operations..........          282            (20)          49            74           179
                                      -----------------------------------------------------------------------
Funds from operations,
   including straight-line rental
   revenue (3) (4) (5)..............   $   17,450     $   (7,645)   $   5,212      $  9,122      $ 10,761
                                      =======================================================================

Other data:
   Net cash provided by operating
     activities.....................   $   52,810     $  10,325     $  20,221     $  18,459     $   3,805
   Net cash used in investing
     activities.....................     (144,744)      (28,392)      (45,859)      (29,820)      (40,673)
   Net cash provided by financing
     activities.....................       73,248         5,231        16,527        17,338        34,152






                                                           Year ended December 31, 2000
                                      -----------------------------------------------------------------------
                                                        Fourth        Third         Second        First
                                          Total        Quarter       Quarter       Quarter       Quarter
                                      -----------------------------------------------------------------------
                                                              (dollars in thousands)
Net income allocated to common
   shareholders .....................  $    1,742     $   (5,239)  $    6,015   $      (700)  $     1,666
Adjustments to reconcile to Funds
   from Operations:
Real estate depreciation and
   amortization (1)..................      27,823          7,290        6,750         7,046         6,737
Straight-line rental revenue.........      (8,437)        (2,246)      (2,039)       (2,136)       (2,016)
Straight-line rental revenue from
   joint ventures....................        (751)          (277)        (158)         (158)         (158)
Straight-line rental revenue from
   discontinued operations...........        (921)          (237)        (250)         (196)         (238)
Amortization of costs for
   leases assumed....................         833            210          206           255           162
Joint venture adjustments............       3,291            701          865           862           863
Adjustment for sale of operating
   property..........................      (4,181)        (2,532)      (5,129)        2,893           587
Adjustment for discontinued
   operations (2)....................       7,560          1,915        1,851         1,866         1,928
Minority interests...................       1,551         (1,240)         782           523         1,486
Cumulative effect of change in
   accounting principle(3)...........       1,843              -            -             -         1,843
                                      -----------------------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue (4)        30,353         (1,655)       8,893        10,255        12,860
   (5)...............................
Straight-line rental revenue.........       8,437          2,246        2,039         2,136         2,016
Straight-line rental revenue from
   joint ventures....................         751            277          158           158           158
Straight-line rental revenue from
   discontinued operations...........         921            237          250           196           238
                                      -----------------------------------------------------------------------
Funds from operations, including
   straight-line rental revenue(4) (5)  $  40,462     $    1,105   $   11,340    $   12,745   $    15,272
                                      =======================================================================

Other data:
   Net cash provided by operating
     activities......................    $ 64,393      $ 33,637    $    7,882      $ 14,611      $  8,263
   Net cash (used in) provided by
     investing activities............     (26,248)      (14,942)       28,354        (8,961)      (30,699)
   Net cash (used in) provided by
     financing activities............     (32,787)      (20,637)      (36,460)        6,046        18,264


(1) Excludes the amortization of deferred financing costs and non-real estate related depreciation.

(2) In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in our Consolidated Statements of Operations as "Discontinued operations" for all periods presented.

(3) During the fourth quarter of 2000, we changed our method of accounting for revenue recognition in accordance with SAB 101. Effective January 1, 2000, we recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. Pursuant to FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," the previously reported quarterly information for the first three quarters of 2000 has been restated. The net quarterly effect in 2000 was a decrease in net income (loss) available to common shares of $1.9 million and $0.2 million for the first and second quarters, respectively, and an increase of $0.2 million for the third quarter of 2000, a decrease in funds from operations of $42,000 and $0.4 million for the first and second quarters, respectively, and an increase in funds from operations of $0.4 million for the third quarter. Included in the above four quarters for the year ended December 31, 2000 are revenue adjustments of $0.3 million, $0.1 million, $0.1 million and $0.1 million for the first, second, third and fourth quarters, respectively, of revenue previously recorded in 1999. Included in the above revenue adjustments for both 2002 and 2001 is $0.3 million of revenue previously recorded in 1999.

(4) In accordance with SFAS 145, gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. Our adoption of SFAS 145 during the second quarter of 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported in 2001 and 2000. The net quarterly effect in 2001 was a decrease in funds from operations of $0.1 million and $0.1 million for the first and second quarters, respectively. In 2000, the net quarterly effect was a decrease in funds from operations of $0.7 million, $1.5 million and $1.4 million for the second, third and fourth quarters, respectively.

     On January 1, 2001, we adopted SFAS 133, as amended by SFAS 138. SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $0.5 million in net income, and a transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on our balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the Financial Accounting Standards Board issued final guidance on the accounting for options used as hedges under SFAS 133. This guidance is pursuant to DIG G20. Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on our balance sheet. On September 1, 2001, we adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

(5) We compute Funds from Operations in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper. In
     addition to this presentation, we also present funds from operations excluding straight-line rental revenue (e.g., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of our actual operating activities. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (loss), as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. earned commissions of $0.2 million for services provided to us in 2002. On March 12, 2003, we extended the term of this agreement to September 30, 2003.

     On April 8, 2002, we announced the resignations of Mr. Michael W. Reschke from his position as Chairman of our Board and Mr. Richard S. Curto from his position as our Chief Executive Officer. Mr. Reschke continues to serve as a member of our Board. Mr. Curto's term as a member of our Board expired on May 31, 2002. We appointed Mr. Nardi as Acting Chairman of our Board on April 8, 2002. Prior to that date, Mr. Nardi was Vice Chairman of our Board since 1997. We appointed Mr. Nardi as Chairman of our Board on May 31, 2002.

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

     On August 5, 2002, we terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi under a tax indemnification agreement entered into by us at our initial public offering.

     On September 27, 2002, we terminated our lease of approximately 33,690 square feet at Bank One Corpora*te Center.

     As of December 31, 2002, we have a receivable of approximately $0.7 million from Mr. Nardi and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period from October 2001 through December 2002. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance and rent continued to accrue under the master lease at the rate of approximately $48,000 per month. The term of the master lease expires on March 31, 2003. We have recorded this rent as a reduction of our basis in the property.

     At our initial public offering in November 1997, we entered into a consulting agreement with Mr. Nardi having an initial three-year term. The term of the consulting agreement automatically extended for additional one-year terms unless terminated by either party. In February 2002, and prior to the date Mr. Nardi became our Chairman, our Board approved a commission of $75,000 to Mr. Nardi in connection with a build-to-suit development (See "Business - Recent Developments"), which was paid to an affiliate of Mr. Nardi in October 2002.

     Since the resignations of our former Chairman and our former Chief Executive Officer on April 8, 2002, Mr. Nardi has devoted substantially all of his time and energy toward his duties. Effective as of November 2002, the consulting agreement between Mr. Nardi and us was mutually terminated, and Mr. Nardi became a full-time employee. In light of the additional responsibilities assumed by Mr. Nardi since April 8, 2002, our Compensation Committee met in January 2003 and approved an increase in Mr. Nardi's compensation from $220,000 per year to a total of $400,000 per year, retroactive to April 8, 2002. Our Compensation Committee also approved a bonus of $400,000 for Mr. Nardi for 2002 and awarded Mr. Nardi 100,000 stock options at $5.02 per share (the closing price of the common shares on the New York Stock Exchange on the last trading day immediately prior to the award). These options vest over three years in one-third increments on each annual anniversary of the award.

     On March 25, 2003, we and PGI and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead by placed in an escrow to be used to fund the environmental remediation costs.

     Agreements to Purchase Certain Properties. We have an option to purchase a parking garage located at 300 North LaSalle Street in Chicago from PGI which option has approximately four and one-half years remaining on its term. 300 North LaSalle Street contains approximately 58,000 square feet of land suitable for development. We have an option to purchase the property at 95.0% of its then fair market value.

     We also have approximately nine and one-half years remaining on a right of first offer to develop (or develop and acquire an ownership interest in) all or any portion of approximately 360 acres of undeveloped office and industrial land in Huntley, Illinois. The right of first offer will apply to the extent that PGI determines that a parcel will be utilized for the construction of an office or industrial facility to be owned and leased to third parties by PGI or held by PGI for sale to a third party. The site is subject to a participation interest held by an unaffiliated third-party lender. The option and right of first offer may be exercised only with the approval of our Independent Trustees.

     PGI leases 22,620 square feet of space at 77 W. Wacker Drive, Chicago, Illinois, an office building owned by one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and account for our ownership using the equity method. PGI paid rent and operating expense escalations to the joint venture totaling approximately $1.0 million for the year ended December 31, 2002. PGI's lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. PGI currently owes the unconsolidated real estate joint venture $0.2 million representing rent and related operating expense reimbursements for the months of February and March 2003.

     During 2002, we subleased a portion of PGI's space pursuant to a month-to-month lease for a total rent of $35,600. This sublease arrangement was terminated on February 28, 2002.

     Issuance of Limited Partner Common Units to Affiliates of Stephen J. Nardi. We and certain affiliates of the Nardi Group entered into a vacant land agreement in connection with the contribution of certain properties to our Operating Partnership at the time of our initial public offering. Pursuant to the agreement, we were obligated to purchase, over a five-year period that commenced in November 1997, an aggregate of approximately 95.0 acres of vacant land in Carol Stream and Batavia, Illinois for a purchase price of $3.00 per square foot, which was to be paid for in common units in our Operating Partnership. Under the agreement, we acquired approximately 40.5 acres of such land in 1999 for a purchase price of approximately $5.4 million (paid for in 359,252 common units and $0.1 million cash). In March 2000, we acquired another
29.6 acres of land under this agreement for a purchase price of approximately $3.8 million (paid for in 272,126 common units). Further, under the agreement, in March 2002, we acquired approximately 24.9 acres of such land for a purchase price of approximately $3.3 million (paid for in 344,331 common units). Our obligations under this contract have been satisfied.

     Tax Indemnification Agreements. The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with Edward S. Hadesman, a former executive officer, which contributed properties to us during our initial public offering (the "IBD Contributors") pursuant to which the we are required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities or the sale or other disposition by us of the properties they contributed. Under the terms of the agreement, we will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities that we are required to indemnify is 60% for the taxable year ending on December 31, 2002, and declines by 10% each year thereafter until December 31, 2007. We are not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We estimate our maximum possible exposure at December 31, 2002 is $4.3 million.

     We entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi (the "NAC Contributors") who contributed properties to us during our initial public offering, pursuant to which we are required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities on the sale or other disposition by the us of the properties they contributed. Under the terms of the agreement, we will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. In connection with the conversion of the Nardi Group's general partner common units into limited partner common units as described above, our tax indemnification agreement with the NAC Contributors was amended to provide that the tax indemnification by us is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from the date of the IPO. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which we are required to indemnify is 60% for the taxable year ended on December 31, 2002, and declines by 10% each year thereafter until December 31, 2007. We are not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We estimate our maximum possible exposure under this indemnity at December 31, 2002 is $12.1 million.

     Other Transactions. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. We have a receivable at December 31, 2002 of $26,000 due from PGI (included in other assets), relating to PGI's indemnification to us for certain costs of environmental remediation. These environmental matters are set forth above in the section entitled "Business--Government Regulations--Environmental Matters."

     Governor James R. Thompson, one of our Trustees, is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to us. Winston & Strawn earned fees of $1.7 million for legal services provided to us in 2002.

Critical Accounting Policies

     General. The previous discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are the most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require our management's most difficult, subjective or complex judgments.

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

     Deferred Tax Asset. We account for income taxes payable by our Services Company in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2002, we had deferred tax assets in excess of deferred tax liabilities of $1.4 million (included in other assets in our consolidated balance sheet). The deferred tax assets in excess of deferred tax liabilities decreased approximately $1.8 million during 2002 primarily due to $4.1 million of pretax income generated by the Services Company.

     We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

     Approximately $3.6 million of future taxable income earned by our Services Company is ultimately required to realize the net deferred tax assets at December 31, 2002. This is based on the recognition in future years by the Services Company of taxable income anticipated from certain build to suit activities and management fees earned on two of our properties. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets described above. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, unanticipated decreases in the profitability of build to suit activities and/or the sale of properties and subsequent loss of the related management contracts.

     Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants' obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions.

     Provisions for Impairment. In evaluating our assets for impairment in accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Under SFAS 144, assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated cash flows over an anticipated hold period. If these cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of our related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for future development and property under development are also evaluated for impairment. Impairment is determined for development costs associated with property held for future development and property under development based upon management's assessment that these costs have no future value.

     In evaluating our long-lived assets used in operations for impairment at December 31, 2002, we assumed anticipated hold periods of three to five years for our operating properties and concluded no reserve was warranted for these properties at this time. In evaluating our property held for future development and property under development, we concluded that historical and future development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under "Liquidity and Capital Resources", we may need to sell assets to meet our liquidity needs during 2003. If our anticipated hold periods for certain assets were shortened, impairment reserves would be required. These reserves would have significant impacts on our operating results.

     Capitalization of Interest and Other Costs on Development Projects. Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to vacant space, for one year following the date the development is placed in service. During this one-year period, the amount of capitalized costs could be materially affected by the timing and changes in occupancy levels. Subsequent to the one-year period, these costs are fully expensed as incurred.

Impact of Recently Issued Accounting Standards

     In April 2002, FASB issued SFAS 145. In accordance with SFAS 145 gains or losses from the early extinguishments of debt would seldom, if ever, result in extraordinary items classification of the gain or loss associated with the extinguishment. Our adoption of SFAS 145 during 2002 reflects the reclassification of the loss on early extinguishments of debt previously classified as an extraordinary item to amortization of deferred financing costs resulting in a reduction of funds from operations previously reported of $0.2 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 is an interpretation of SFAS No. 5, 57 and 197 and incorporates, without change, the guidance of Interpretation No. 34 and clarifies the requirements for proper accounting and disclosures to be made by a guarantor in its financial statements regarding obligations under certain guarantees it has issued. We adopted Interpretation 45 in November 2002, which has resulted in additional disclosures in our Consolidated Financial Statements.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require us to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25. We account for our employee common share option grants using the intrinsic method.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which required the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. Interpretation 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, Interpretation 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation 46 occur. We do not believe that the adoption of this interpretation will have a material effect on our financial statements.

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

     As of December 31, 2002, approximately $556.4 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $456.9 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2002. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.



                                                                   Interest Rate Sensitivity
                                                       Principal (Notional) Amount by Expected Maturity
                                                                     Average Interest Rate
                                      ------------------------------------------------------------------------------------
                                          2003        2004        2005        2006       2007     Thereafter    Total
                                      ------------------------------------------------------------------------------------
                                                                     (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount..................    $  30.2     $    3.3     $   5.8      $  3.8      $  3.9     $183.2      $ 230.2
Weighted-average interest rate (1).       11.31%        7.45%       7.41%       7.46%       7.46%      7.58%

Variable rate amount...............    $ 193.4     $   61.2     $  68.3      $ 61.2         -          -        $ 384.1
Weighted-average interest rate (1).        3.92%        5.23%       2.94%       4.45%       -          -

Notes payable:
Fixed rate amount (2)..............    $  57.3          -            -            -         -          -        $  57.3
Weighted-average interest rate (1).       14.12%        -            -            -         -          -

Bonds payable:
Variable rate amount (3)...........        -            -           -           -         $24.9        -        $  24.9
Weighted-average interest rate (1).        -            -           -           -           3.75%      -

Construction Financing:
Fixed rate amount..................        -        $  60.8         -           -           -          -        $  60.8
Weighted-average interest rate (1).        -           23.00%       -           -           -          -

Variable rate amount ..............        -        $ 147.4         -           -           -          -        $ 147.4
Weighted-average interest rate (1).        -            4.41%       -           -           -          -

Interest rate cap agreements (1)(4):
Notional amount....................     $249.5      $ 264.0         -           -           -          -        $ 513.5
Cap rate...........................        5.35%        6.86%       -           -           -          -           -




(1) Based upon the rates in effect at December 31, 2002, the weighted-average interest rates on our mortgage notes payable, notes payable, bonds payable and construction financing at December 31, 2002 were 5.55%, 14.12%, 3.75% and 9.84%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $5.6 million.

(2) Amount shown for 2003 does not reflect unamortized debt discount of $0.3 million on notes payable as of December 31, 2002.

(3) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

(4) On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap began at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan for Bank One Corporate Center. As of December 31, 2002, the notional amount was $204.0 million with a capped LIBOR index rate of 6.75%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on May 23, 2003 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections captioned "Election of Trustees," "Compensation of Executives--Executive Officers," and "Other Information--Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the sections captioned "Election of Trustees - Compensation of Trustees", "Report of Compensation Committee", "Performance Graph" and "Compensation of Executives" of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended, as of December 31, 2002. We have no other compensation plans pursuant to which common shares may be issued.



                                               (a)             (b)                (c)                (d)


                                                                                Number of
                                                                             common shares
                                          Number of                           available for
                                         common shares        Weighted-      future issuance
                                          to be issued        average          under equity
                                         upon exercise     exercise price      compensation
                                         of outstanding    of outstanding      plans (excluding   Total of common
                                            options,          options,       common shares      shares reflected
                                          warrants and      warrants and      reflected In       in Columns
Plan Category                                rights            rights           Column (a)         (a) and (c)
                                     ----------------- ------------------ ------------------ ------------------
Equity compensation plan
  approved by shareholders........        2,003,546 (1)        $ 16.09              707,464 (2)     2,711,010 (2)
Equity compensation plans not                                    Not
  approved by shareholders........           None             Applicable              None            None
                                        ----------------- ------------------ ------------------ ------------------

                             TOTAL:       2,003,546            $ 15.58              707,464         2,711,010 (2)
                                        ================= ================== ================== ==================



------------
(1) Issued under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended.

(2) We have granted the options to purchase common shares, set forth in the table above as well as restricted common shares subject to vesting schedules and unrestricted common shares under the Plan. As of December 31, 2002, we had granted 149,764 restricted common shares and 2,003,546 unrestricted common shares under the Plan. Of those 149,764 restricted common share grants, 14,144 shares remained unvested as of December 31, 2002, of which 8,246 vested on January 15, 2003 and 5,898 will vest on January 15, 2004. We are authorized to issue an aggregate of 2,860,774 common shares under the Plan. After taking into account common shares subject to outstanding options and restricted and unrestricted common share grants, 707,464 common shares of the authorized 2,860,774 common shares remain available for future issuance under the Plan.

     The information contained in the sections captioned "Principal Security Holders of the Company" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See  the  information  contained  in the  section  captioned  "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Certain Relationships and Related Transactions" of this report.

ITEM 14.   Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) conducted within 90 days of the date of filing of this annual report Form 10-K under the supervision and with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

     Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

(a) (1)  Consolidated Financial Statements

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000                                          F-4

Consolidated  Statements of Changes in Shareholders'  Equity
  for the years ended December 31, 2002, 2001 and 2000                      F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000                                          F-7

Notes to Consolidated Financial Statements                                 F-10

     (2) Financial Statement Schedule

The following financial statement schedule is included in Item 145(d)

Schedule III - Real Estate and Accumulated Depreciation of Prime Group
  Realty Trust as of December 31, 2002                                     F-60

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits

Exhibit
                                No. Description

3.1 Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as exhibit 3.1 to our 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.2 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust as filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.3 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust dated as of December 29, 1998 as filed as exhibit 3.3 to our 1998 Annual Report on Form 10-K and incorporated by reference.

3.4  Amended and Restated Bylaws of Prime Group Realty Trust as filed as exhibit
     3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

3.5 Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership") as filed as exhibit 3.3 to our 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.6 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997 as filed as exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.7 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997 as filed as exhibit 3.6 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.8 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998 as filed as exhibit 3.7 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.9 Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998 as filed as exhibit 3.8 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.10 Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998 as filed as exhibit 3.9 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.11 Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership dated as of March 25, 1998 as filed as exhibit 3.10 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.12 Amendment No. 7 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1998 as filed as exhibit 3.11 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

Exhibit
No.                            Description

3.13 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998 as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.14 Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998 as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.15 Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998 as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.16 Amendment  No.  11  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of July 15, 1998 as filed as exhibit 3.15 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference.

3.17 Amendment  No.  12  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of August 14, 1998 as filed as exhibit 3.16 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference.

3.18 Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1998 as filed as exhibit 3.17 to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration
     Statement  on  Form  S-11  (No.   333-51935)  and  incorporated  herein  by
     reference.

3.19 Amendment No. 14 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1998 as filed as exhibit 3.18 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference.

3.20 Amendment No. 15 to the Amended and Restated Agreement of Limited Partnership dated as of November 16, 1998 as filed as exhibit 3.19 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference.

3.21 Amendment No. 16 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998 as filed as exhibit 3.20 to Post-Effective Amendment No. 3 to our Registration Statement on Form S-3 (Registration No. 333-51935) and incorporated herein by reference.

3.22 Amendment No. 17 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1999 as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

3.23 Amendment No. 18 to the Amended and Restated Agreement of Limited Partnership dated as of February 15, 1999 as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

3.24 Amendment No. 19 to the Amended and Restated Agreement of Limited Partnership dated as of March 15, 1999 as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

Exhibit
                                No. Description

3.26 Amendment  No.  21  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of April 15, 1999 as filed as exhibit 3.24 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.27 Amendment  No.  22  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of April 22, 1999 as filed as exhibit 3.25 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.28 Amendment No. 23 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1999 as filed as exhibit 3.26 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.29 Amendment No. 24 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1999 as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3.30 Amendment No. 25 to the Amended and Restated Agreement of Limited Partnership dated as of July 14, 1999 as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.31 Amendment No. 26 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1999 as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.32 Amendment No. 27 to the Amended and Restated Agreement of Limited Partnership dated as of August 16, 1999 as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.33 Amendment No. 28 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1999 as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.34 Amendment  No.  29  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of October 15, 1999 as filed as exhibit 3.34 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.35 Amendment No. 30 to the Amended and Restated Agreement of Limited Partnership dated as of November 15, 1999 as filed as exhibit 3.35 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.36 Amendment No. 31 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999 as filed as exhibit 3.36 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.37 Amendment No. 32 to the Amended and Restated Agreement of Limited Partnership dated as of December 30, 1999 as filed as exhibit 3.37 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit
                                No. Description

3.38 Amendment  No.  33  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership of Prime Group Realty, L.P. dated as of January 17, 2000 as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.39 Amendment No. 34 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of February 15, 2000 as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.40 Amendment No. 35 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.41 Amendment No. 36 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000 as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.42 Amendment No. 37 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 24, 2000 as filed as exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.43 Amendment No. 38 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of April 17, 2000 as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.44 Amendment No. 39 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of May 15, 2000 as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.45 Amendment No. 40 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of June 15, 2000 as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.46 Amendment No. 41 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 7, 2002 as filed as exhibit 3.46 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.1 Credit Agreement dated January 5, 2001 by and between Dearborn Center, L.L.C. and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

Exhibit
                                No. Description

10.2 Promissory Note dated January 5, 2001 by Dearborn Center, L.L.C. to the order of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.3 Guaranty of Completion and Indemnity dated January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.4 Guaranty of Interest and Operating Costs and Indemnity dated January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.5 Guaranty of Loan Payment and Indemnity dated January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.6 Mezzanine Construction Loan Agreement dated as of January 5, 2001 by and among Prime/Beitler Development Company, L.L.C. and Bankers Trust Company and other lenders, as filed as exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.7 Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of Bankers Trust Company, as filed as exhibit
     10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.8 Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of MMBC Debt Holdings I, LLC, as filed as exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.9 Mezzanine Note dated as of January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of New York Life Insurance Company, as filed as exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.10Mezzanine  Note dated as of January  5, 2001 by  Prime/Beitler  Development
     Company,  L.L.C.  to the order of Vornado Realty Trust, as filed as exhibit
     10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.



Exhibit
No.     Description
10.11  Guaranty of Completion  and  Indemnity  dated as of January 5, 2001 made by
       Prime Group  Realty,  L.P. in favor of Bankers Trust  Company,  as filed as exhibit  10.11 to our  Quarterly  Report on Form 10-Q for the quarter ended
       March 31, 2001 and incorporated herein by reference.

10.12 Guaranty of Interest and Operating Costs dated as of January 5, 2001 made by Prime Group Realty, L.P. in favor of Bankers Trust Company, as filed as exhibit  10.12 to our  Quarterly  Report on Form 10-Q for the quarter ended
       March 31, 2001 and incorporated herein by reference.

10.13  Credit  Agreement  dated  April 25,  2001 by and  between  BRE/City  Center
       L.L.C.  and Corus Bank,  N.A.,  as filed as exhibit  10.13 to our Quarterly
       Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.14 Promissory Note dated April 25, 2001 by BRE/City Center L.L.C. to the order of Corus Bank, N.A., as filed as exhibit 10.14 to our Quarterly
       Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.15 Limited Guaranty dated April 25, 2001 made by Prime Group Realty, L.P. in favor of Corus Bank, N.A., as filed as exhibit 10.15 to our Quarterly
       Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.16  Mortgage  dated April 15, 2001 by BRE/City  Center  L.L.C in favor of Corus
       Bank, N.A., as filed as exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 1, 2001 and incorporated herein by reference.

10.17  Omnibus First  Modification  to Senior Loan Documents dated as of March 12,
       2001 by and among Dearborn Center, L.L.C.,  Bayerische Hypo-Und Vereinsbank
       AG, New York Branch and Prime Group Realty, L.P., as filed as exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.18  Omnibus First  Modification  to Mezzanine Loan Documents  dated as of March
       12, 2001 by and among Prime/Beitler  Development Company,  L.L.C.,  Bankers
       Trust Company,  Vornado  Realty Trust,  MMBC Debt Holdings I, LLC, New York
       Life Insurance Company,  and Prime Group Realty,  L.P., as filed as exhibit
       10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.19  Reserve Account  Agreement dated as of March 12, 2001 by and among Dearborn
       Center,  L.L.C.,  Bayerische  Hypo-Und  Vereinsbank  AG,  New York  Branch,
       Bankers Trust Company,  Prime/Beitler  Development  Company,  L.L.C., Prime
       Group Realty,  L.P., Penny Beitler L.L.C., and J. Paul Beitler  Development
       Company, as filed as exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.


Exhibit
 No.   Description



10.20 Support and Standstill Agreement dated as of August 30, 2001 between Cadim inc., The Prime Group Inc., Prime Group Realty Trust and Prime Group Realty
       L.P., as on filed on August 31, 2001 under Schedule 14D9 and incorporated herein by reference.

10.21  Amended  and  Restated  Support  and  Standstill   Agreement  dated  as  of
       September  14, 2001 between Cadim inc.,  The Prime Group Inc.,  Prime Group
       Realty Trust and Prime Group Realty  L.P.,  as filed on September  19, 2001 under Schedule 14D9-C and incorporated herein by reference.

10.22  Tax  Indemnity  Agreement  dated as of November 17, 1997 by and among Prime
       Group Realty L.P.,  Roland E. Casati and Richard A. Heise as filed on March
       28, 2002 as exhibit 10.22 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.23  Amendment to Omnibus  First  Modification  to Senior Loan  Documents  dated
       January 2, 2002 by and among Dearborn Center,  L.L.C.,  Bayerische Hypo-Und
       Vereinsbank AG, New York Branch,  and Prime Group Realty,  L.P. as filed as exhibit 10.6 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.24 First Amendment to Series A Preferred Securities Purchase Agreement dated as of February 22, 2002 among Prime Group Realty Trust, Prime Group Realty,
       L.P.,  and Security  Capital  Preferred  Growth  Incorporated,  as filed as exhibit  99.1 to Prime  Group  Realty  Trust's  Current  Report on Form 8-K
       (filed February 28, 2002, File No. 001-13589) and incorporated herein by reference.

10.25 Omnibus Second Modification to Senior Loan Documents dated March 27, 2002 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG,
       New York Branch,  and Prime Group Realty,  L.P. as filed on May 15, 2002 as exhibit  10.2 to our  Quarterly  Report on Form 10-Q for the quarter  ended
       March 31, 2002 and incorporated herein by reference.

10.26 Pledge, Assignment and Security Agreement (Liquidity Covenant Waiver) dated March 27, 2002 between Prime Group Realty, L.P. and Bayerische
       Hypo-Und  Vereinsbank AG, New York Branch,  and  acknowledged and agreed by
       Dearborn Center, L.L.C. as filed on May 15, 2002 as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.27  Omnibus Second  Modification  to Mezzanine  Loan Documents  dated March 26,
       2002 by and among Prime/Beitler  Development Company, L.L.C., Bankers Trust
       Company,  Vornado  Realty  Trust,  MMBC Debt Holdings I, LLC, New York Life
       Insurance Company, Dearborn Center, L.L.C., and Prime Group Realty, L.P. as filed on May 15, 2002 as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.28* Separation  Agreement dated April 8, 2002 among Prime Group Realty Trust,
       Prime Group Realty, L.P. and Michael W. Reschke as filed as exhibit 10.1 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.




Exhibit
 No.    Description


10.29* Separation  Agreement dated April 8, 2002 among Prime Group Realty Trust,
       Prime Group Realty, L.P. and Richard S. Curto as filed as exhibit 10.2 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.

10.30* Bonus Agreement  dated May 20, 2002 among Louis G. Conforti,  Prime Group
       Realty Trust and Prime Group Realty, L.P. as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.31* Bonus  Agreement  dated May 20, 2002 among  Jeffrey A.  Patterson,  Prime
       Group Realty Trust and Prime Group Realty, L.P. as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.32* Bonus  Agreement  dated May 20, 2002 among James F. Hoffman,  Prime Group
       Realty Trust and Prime Group Realty, L.P. as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.33  Securities  Purchase and Exchange Agreement dated as of June 13, 2002 among
       Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as exhibit 99.1 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.34  Form of Promissory Note in the principal  amount of $20,000,000  from Prime
       Group Realty, L.P. in favor Security Capital Preferred Growth Incorporated as filed as exhibit 99.2 to our Current Report on Form 8-K (filed June 14,
       2002, File No. 001-13589) and incorporated herein by reference.

10.35 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated as filed as exhibit
       99.3 to our  Current  Report on Form 8-K  (filed  June 14,  2002,  File No.
       001-13589) and incorporated herein by reference.

10.36  Form of Promissory Note in the principal  amount of $20,000,000  from Prime
       Group  Realty,   L.P.  in  favor  of  Security  Capital   Preferred  Growth
       Incorporated  as filed as Exhibit  99.1 to our  Current  Report on Form 8-K
       (filed  July 18,  2002,  File No.  001-13589)  and  incorporated  herein by reference.

10.37  Form  of  Exchangeable   Promissory   Note  in  the  principal   amount  of
       $37,279,909  from Prime Group  Realty,  L.P.  in favor of Security  Capital
       Preferred  Growth  Incorporated  as filed as  Exhibit  99.2 to our  Current
       Report  on  Form  8-K  (filed  July  18,  2002,  File  No.  001-13589)  and incorporated herein by reference.

10.38 Amendment No. 1 to the Securities Purchase and Exchange Agreement dated as of July 16, 2002, among Security Capital Preferred Growth Incorporated,
       Prime Group Realty Trust and Prime Group  Realty,  L.P. as filed as Exhibit
       99.3 to our  Current  Report on Form 8-K  (filed  July 18,  2002,  File No.
       001-13589) and incorporated herein by reference.

10.39  Registration  Agreement  dated  as of July 16,  2002  between  Prime  Group
       Realty Trust and Security Capital Preferred Growth Incorporated as filed as
       Exhibit 99.4 to our Current  Report on Form 8-K (filed July 18, 2002,  File
       No. 001-13589) and incorporated herein by reference.






Exhibit
No.    Description


10.41  Series A-2 Share  Purchase  Warrant  dated July 16,  2002 from Prime  Group
       Realty Trust to Security Capital Preferred Growth  Incorporated as filed as
       Exhibit 99.6 to our Current  Report on Form 8-K (filed July 18, 2002,  File
       No. 001-13589) and incorporated herein by reference.

10.42  Series B Share  Purchase  Warrant  dated  July 16,  2002 from  Prime  Group
       Realty Trust to Security Capital Preferred Growth  Incorporated as filed as
       Exhibit 99.7 to our Current  Report on Form 8-K (filed July 18, 2002,  File
       No. 001-13589) and incorporated herein by reference.

10.43  Series C Share  Purchase  Warrant  dated  July 16,  2002 from  Prime  Group
       Realty Trust to Security Capital Preferred Growth  Incorporated as filed as
       Exhibit 99.8 to our Current  Report on Form 8-K (filed July 18, 2002,  File
       No. 001-13589) and incorporated herein by reference.

10.44  Omnibus Third  Modification  to Senior Loan Documents  dated as of July 16,
       2002 among Dearborn  Center,  L.L.C.,  Prime/Beitler  Development  Company,
       L.L.C.,  Bayerische Hypo- Und Vereinsbank AG, New York Branch , Prime Group
       Realty,  L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company
       Incorporated  as filed as Exhibit  99.9 to our  Current  Report on Form 8-K
       (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.45  Omnibus Third  Modification  to Mezzanine Loan  Documents  dated as of July
       16, 2002 among Prime/Beitler  Development  Company,  L.L.C.,  Deutsche Bank
       Trust Company  Americas,  Vornado Realty Trust,  MMBC Debt Holdings I, LLC,
       New York Life  Insurance  Company,  Dearborn  Center,  L.L.C.,  Prime Group
       Realty, L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company as filed as Exhibit 99.10 to our Current Report on Form 8-K (filed July 18,
       2002, File No. 001-13589) and incorporated herein by reference.

10.46  Pledge,  Assignment and Security  Agreement  (Second Senior Citadel Reserve
       Account) dated as of July 16, 2002 given by Prime Group Realty, L.P. in favor of Bayerische Hypo- Und Vereinsbank AG, New York Branch as filed as
       Exhibit 99.11 to our Current Report on Form 8-K (filed July 18, 2002,  File
       No. 001-13589) and incorporated herein by reference.

10.47 First Amendment to Loan Agreement (BRE/City Center L.L.C.) dated for reference purposes only as of June 27, 2002, between BRE/City Center L.L.C.
       and Corus Bank, N.A. as filed as Exhibit 99.12 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.48  Reaffirmation  and Amendment of Limited  Guaranty (Loan to BRE/City  Center
       L.L.C.)  entered into as of June 27, 2002 between Prime Group Realty,  L.P.
       and Corus Bank N.A. as filed as Exhibit 99.13 to our Current Report on Form
       8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

12.1 Computation of ratios of earnings to combined fixed changes and preferred share distributions.

21.1   Subsidiaries of the Registrant.




Exhibit
No.    Description


23.1 Consent of Independent Auditors.

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

--------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.


(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the fourth quarter of 2002:

     Form 8-K dated November 14, 2002 (filed November 14, 2002, File No. 001-13589) relating to additional financial and operational information concerning us and properties owned by us or subsidiaries as of September 30, 2002, in the form of a Supplemental Package.

     Form 8-K dated November 14, 2002 (filed November 15, 2002, File No. 001-13589) relating to Regulation FD Disclosure disclosing the reaching of a verbal agreement with Bank One, NA to enter into a lease amendment at the Bank One Corporate Center.

     Form 8-K dated December 10, 2002 (filed December 11, 2002, File No. 001-13589) relating to the determination to continue the existing suspension of quarterly distributions on our Series B preferred shares and our common shares for the fourth quarter of 2002.

     Form 8-K dated December 18, 2002 (filed December 19, 2002, File No. 001-13589) relating to the announcement that our Board of Trustees had approved our engagement of Merrill Lynch & Co. as our financial advisor to assist in our evaluation of our strategic alternatives, as well as the execution of a letter agreement with Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investor Investment Corporation regarding a possible recapitalization proposed by Northland.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                                                  PRIME GROUP REALTY TRUST
                                                    /s/ Stephen J. Nardi
                                                    --------------------
Dated: March 26, 2003                                 Stephen J. Nardi
                                                    Chairman of the Board

                                                    /s/ Louis G. Conforti
                                                    ---------------------
                                                      Louis G. Conforti
                                                 Office of the President and
Dated: March 26, 2003                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                  Title                                          Date



/s/ Stephen J. Nardi                  Chairman of the Board and Trustee               March 26, 2003
---------------------------------
Stephen J. Nardi





/s/ Louis G. Conforti                 Office of the President and
---------------------------------       Chief Financial Officer                       March 26, 2003
Louis G. Conforti





/s/ Roy P. Rendino
---------------------------------    Senior Vice President - Finance and Chief
Roy P. Rendino                          Accounting Officer                            March 26, 2003









/s/ Douglas Crocker, II
---------------------------------    Trustee                                         March 26, 2003
Douglas Crocker, II


/s/ Jacque M. Ducharme
---------------------------------    Trustee                                         March 26, 2003
Jacque M. Ducharme



/s/ Christopher J. Nassetta
---------------------------------    Trustee                                         March 26, 2003
Christopher J. Nassetta


/s/ Michael W. Reschke               Trustee                                         March 26, 2003
---------------------------------
Michael W. Reschke



/s/ James R. Thompson
---------------------------------    Trustee                                         March 26, 2003
Governor
James R. Thompson



                                 CERTIFICATIONS

I, Stephen J. Nardi, certify that:

1.       I have  reviewed  this annual report on form 10-K of Prime Group Realty
         Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                                                   /s/ Stephen J. Nardi
                                                   --------------------
                                                   Stephen J. Nardi
                                                   Chairman of the Board

I, Louis G. Conforti, certify that:

1.   I have  reviewed  this  annual  report on form 10-K of Prime  Group  Realty
     Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
       /s/ Louis G. Conforti
       ---------------------
       Louis G. Conforti
       Co-President and
         Chief Financial Officer

PRIME GROUP REALTY TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements

Report of Independent Auditors...........................................F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.............F-3

Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000......................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2002, 2001 and 2000..........................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000......................................F-7

Notes to Consolidated Financial Statements..............................F-10

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation
   as of December 31, 2002..............................................F-60

                         REPORT OF INDEPENDENT AUDITORS


Board of Trustees
Prime Group Realty Trust

      We have  audited the  accompanying  consolidated  balance  sheets of Prime
Group Realty Trust as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the related financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Prime Group Realty Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's ability to meet 2003 debt service requirements is dependent upon completing future asset sales and debt refinancings and maintaining its results of operations at current levels. If the Company is unable to complete these transactions and or maintain its results of operations at current levels, it may not be able to maintain compliance with the performance provisions and or financial covenants contained in certain of its debt facilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      As discussed in Note 1 to the consolidated financial statements, in 2002, Prime Group Realty Trust changed its method of accounting for loss on extinguishment of debt and discontinued operations.

                                                          /s/Ernst & Young LLP


Chicago,  Illinois
March 19, 2003,
except for Note 20, as to which the date is March 25, 2003

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                                                December 31        December 31
                                                                                   2002                2001
                                                                            ----------------------------------------
Assets Real estate, at cost:
   Land..................................................................       $   183,891        $   193,380
   Building and improvements.............................................         1,032,669            920,723
   Tenant improvements...................................................           111,547             82,285
   Furniture, fixtures and equipment.....................................            10,218             10,128
                                                                            ----------------------------------------
                                                                                  1,338,325          1,206,516
   Accumulated depreciation..............................................          (110,387)           (97,495)
                                                                            ----------------------------------------
                                                                                  1,227,938          1,109,021
   Property held for or under development................................            20,158            224,994
                                                                            ----------------------------------------
                                                                                  1,248,096          1,334,015

Property held for sale..................................................                 -              7,322
Investments in unconsolidated entities...................................             1,440             25,214
Cash and cash equivalents................................................            15,800              6,582
Receivables, net of allowance of $1,867 and $992 at
   December 31, 2002 and 2001,respectively:
     Tenant..............................................................             1,595              4,033
     Deferred rent.......................................................            22,351             21,811
     Other...............................................................             2,453              3,402
Restricted cash escrows..................................................            58,933             75,962
Deferred costs, net......................................................            53,943             42,580
Other....................................................................             3,987              6,728
                                                                            ----------------------------------------
Total assets.............................................................       $ 1,408,598         $1,527,649
                                                                            ========================================

Liabilities and Shareholders' Equity
Mortgages and notes payable..............................................      $    671,340        $   762,349
Bonds payable............................................................            24,900             57,150
Construction financing...................................................           208,198            105,637
Accrued interest payable.................................................            21,818             10,323
Accrued real estate taxes................................................            36,642             40,251
Accrued tenant improvement allowances....................................            33,172              9,585
Accounts payable and accrued expenses....................................            16,981             28,894
Construction costs payable, including retention
   of $5,034 and $7,412 at December 31, 2002
   and 2001, respectively................................................            12,896             29,254
Liabilities for leases assumed...........................................            21,692              9,925
Deficit investment in unconsolidated entity..............................             4,223              5,260
Deferred hedge liability.................................................                 -              6,455
Other....................................................................            10,654             11,654
                                                                            ----------------------------------------
Total liabilities........................................................         1,062,516          1,076,737
Minority interests:
   Operating Partnership.................................................            98,643            126,806
   Other.................................................................             2,000              2,000
Series A - Cumulative Convertible Preferred Shares, 2,000,000 shares
   designated, issued and outstanding at December 31, 2001...............                 -             40,000
Shareholders' equity:
   Preferred Shares, $0.01 par value;  30,000,000 shares authorized:
   Series B - Cumulative Redeemable Preferred Shares, 4,000,000
   shares designated, issued and outstanding at December 31, 2002
     and December 31, 2001...............................................                40                 40
   Common Shares, $0.01 par value; 100,000,000 shares authorized;
     15,689,623 and 15,703,158 shares issued and outstanding at December
     31, 2002 and 2001, respectively.....................................               157                157
   Additional paid-in capital............................................           330,327            329,390
   Accumulated other comprehensive loss..................................            (6,008)           (11,055)
   Distributions in excess of earnings...................................           (79,077)           (36,426)
                                                                            ----------------------------------------
Total shareholders' equity...............................................           245,439            282,106
                                                                            ----------------------------------------
Total liabilities and shareholders' equity.............................          $1,408,598         $1,527,649
                                                                            ========================================


                             See accompanying notes.




                            PRIME GROUP REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                -------------------------------------------
Revenue:
Rental........................................................     $ 110,009  $ 108,466     $ 114,944
Tenant reimbursements.........................................        58,465     59,064        56,171
Other property revenues.......................................         6,664      7,264         7,855
Mortgage note interest........................................             -          -         4,864
Services Company revenue......................................         7,366      7,219             -
                                                                -------------------------------------------
Total revenue ................................................       182,504    182,013       183,834

Expenses:
Property operations...........................................        47,270     48,252        47,185
Real estate taxes.............................................        37,436     35,340        34,203
Depreciation and amortization.................................        32,374     31,256        28,329
General and administrative....................................         9,794      9,085        10,359
Services Company operations...................................         4,811      6,898             -
Provision for asset impairment................................        30,095     20,337         1,000
Severance costs...............................................         2,525          -             -
Strategic alternative costs...................................         1,561      3,289           717
Other expense ................................................           189      1,191             -
                                                                -------------------------------------------
Total expenses................................................       166,055    155,648       121,793
                                                                -------------------------------------------

Operating income..............................................        16,449     26,365        62,041
Other income..................................................         2,190      4,587         7,513
Interest:
      Expense.................................................       (40,212)   (43,214)      (47,174)
      Amortization of deferred financing costs................        (4,359)    (3,919)       (6,172)
                                                                -------------------------------------------
(Loss) income from continuing operations before minority             (25,932)   (16,181)       16,208
   interests..................................................
Minority interests............................................        16,517     10,363        (1,551)
                                                                -------------------------------------------
Income (loss) from continuing operations....................          (9,415)    (5,818)       14,657
Discontinued operations, net of minority interests of $14,196,
   $(1,002) and $(1,452) in 2002, 2001 and 2000, respectively.       (20,263)     1,467         2,346
                                                                -------------------------------------------
(Loss) income before (loss) gain on sales of real estate and
   cumulative effect of change in accounting principles.......       (29,678)   (4,351)        17,003
(Loss) gain on sales of real estate, net of minority interests of $660, $(118) and $786 in 2002, 2001 and 2000,
   respectively.............................................            (943)      174         (1,271)
Cumulative effect of change in accounting principles, net of
   minority interests of $218 in 2001 and $1,140 in 2000......             -      (321)        (1,843)
                                                                -------------------------------------------
Net (loss) income.............................................       (30,621)   (4,498)        13,889
Net income allocated to preferred shareholders................       (11,280)  (12,150)       (12,147)
                                                                -------------------------------------------
Net (loss) income available to common shareholders............     $ (41,901) $(16,648)    $    1,742
                                                                ===========================================

                             See accompanying notes.


                            PRIME GROUP REALTY TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           Year ended December 31
                                                                     2002          2001           2000
                                                                ---------------------------------------------
Basic and diluted earnings available to common shares per
   weighted-average common share:
(Loss) income from continuing operations......................    $ (1.32)     $ (1.15)         $ 0.16
Discontinued operations, net of minority interests............      (1.29)        0.09            0.15
(Loss) gain on sales of real estate, net of minority interests      (0.06)        0.01           (0.08)
Cumulative effect of change in accounting principles, net of
   minority interests.........................................        -          (0.02)          (0.12)
                                                                ---------------------------------------------
Net (loss) income available per weighted-average common share
   of beneficial interest -basic and diluted..................    $  (2.67)    $ (1.07)         $ 0.11
                                                                =============================================
Comprehensive (loss) income:
Net (loss) income.............................................    $(30,621)    $(4,498)       $ 13,889
Other comprehensive (loss) income - interest rate
   protection agreements
   Cumulative effect of change in accounting
     principle................................................         -         (3,227)            -
   Unrealized gains (losses) arising during the year..........       6,116       (4,521)            -
   Equity in unrealized losses arising during the
     year - unconsolidated entities...........................      (1,344)      (3,629)            -
   Losses reclassified into earnings from other
     comprehensive income - unconsolidated entities...........         275          322             -
                                                                ---------------------------------------------
Comprehensive (loss) income...........................           $ (25,574)    $(15,553)      $ 13,889
                                                                =============================================

                             See accompanying notes.



                                                              PRIME GROUP REALTY TRUST

                                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                  Accumulated
                                                                    Additional       Other      (Distributions
                                      Preferred Shares     Common     Paid-In    Comprehensive   in Excess of)
                                    ----------------------
                                     Series B  Series A    Shares     Capital        Loss      Retained Earnings   Total
                                    ----------------------------------------------------------------------------------------
Balance at January 1, 2000.......   $    40   $    -       $  152     $ 321,357       $   -      $  12,086       $ 333,635
Amortization of restricted stock          -        -            -           411           -              -             411
   awards........................
Issuance of 5,000 common shares
   granted during the year.......         -        -            1            76           -              -              77
Net income.......................         -        -            -             -           -         13,889          13,889
Series B - preferred share                                                                -
   dividends declared ($2.25 per          -        -            -             -                     (9,000)         (9,000)
   share)........................
Series A - preferred share
   dividends declared ($1.50 per          -        -            -             -           -         (3,000)         (3,000)
   share)........................
Series A - preferred share
   amortized dividend............         -        -            -             -           -           (147)           (147)
Common share dividends declared
   ($1.35 per share).............         -        -            -             -           -        (20,798)        (20,798)
Conversion of 347,032 common
   units to common shares (one            -        -            3         6,843           -              -           6,846
   for one)......................
                                    ----------------------------------------------------------------------------------------
Balance at December 31, 2000.....        40        -          156       328,687           -         (6,970)        321,913
Amortization of restricted stock          -        -            1           705           -              -             706
   awards........................
Exercise of stock options........         -        -            -            22           -              -              22
Net loss.........................         -        -            -             -           -         (4,498)         (4,498)
Series B - preferred share
   dividends declared ($1.69 per          -        -            -             -           -         (6,750)         (6,750)
   share)........................
Series A - preferred share
   dividends declared ($1.13 per          -        -            -             -           -         (2,250)         (2,250)
   share)........................
Series A - preferred share
   amortized dividend............         -        -            -             -           -           (150)           (150)
Common share dividends declared
   ($1.01 per share).............         -        -            -             -           -        (15,808)        (15,808)
Conversion of 33,085 common
   units to common shares (one            -        -            -           454           -              -             454
   for one)......................
Repurchase of 33,085 common               -        -            -          (478)          -              -            (478)
   shares........................
Transition adjustment for change
   in accounting principle.......         -        -            -             -      (3,227)             -          (3,227)
Unrealized loss on derivative
   instruments...................         -        -            -             -      (8,150)             -          (8,150)
Losses reclassified into.........
   earnings--unconsolidated                -        -            -             -         322             -             322
   entities......................
                                    ----------------------------------------------------------------------------------------
Balance at December 31, 2001.....        40        -          157       329,390     (11,055)       (36,426)        282,106
Amortization of restricted stock
   awards........................         -        -            -           304           -              -             304
Net loss.........................         -        -            -             -           -        (30,621)        (30,621)
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -        -            -             -           -         (9,000)         (9,000)
Series A - preferred share
   dividends declared ($1.51 per
   share)........................         -        -            -             -           -         (3,030)         (3,030)
Unrealized gain on derivative
   instruments...................         -        -            -             -       5,047              -           5,047
Issuance of stock warrants.......         -        -            -           633           -              -             633
                                    ----------------------------------------------------------------------------------------
Balance at December 31, 2002.....   $    40   $    -     $    157    $  330,327  $   (6,008)    $  (79,077)      $ 245,439
                                    ========================================================================================



                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                -------------------------------------------
Operating activities
Net (loss) income...........................................       $  (30,621)    $  (4,498)    $  13,889
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Amortization of discount on notes payable..............              290             -             -
     Amortization of costs for leases assumed (included in
       rental revenue)......................................              836           767           833
     Interest income and developer fees added to mortgage
       note receivable principal............................                -             -        (1,855)
     Loss (gain) on sales of real estate ($3,211 loss in
       2002 included in discontinued operations)............            4,814          (292)        2,057
     Depreciation and amortization (including discontinued
       operations)..........................................           39,295        42,047        40,972
     Unrealized loss on derivatives.........................                -           230             -
     Provision for asset impairment (asset impairments of
       $34,430 and $1,500 in 2002 and 2001, respectively,
       included in discontinued operations).................
                                                                       64,525        21,837         1,000
     Net equity in (income) loss of unconsolidated
       investments..........................................             (810)       (1,770)          768
     Minority interests (including discontinued operations).
                                                                      (31,373)       (9,461)        1,077
     Cumulative effect of change in accounting principles...
                                                                            -           539         2,983
     Changes in operating assets and liabilities:
       Increase in receivables..............................             (808)           (7)       (3,198)
       Decrease (increase) in other assets..................              582           (74)       (1,399)
       Increase in accrued interest payable.................            3,333         1,298         1,234
       Increase (decrease) in accrued real estate taxes.....            2,480         2,094        (1,682)
       (Decrease) increase in accounts payable and accrued
         expenses...........................................           (9,229)        2,583         7,774
       Decrease in other liabilities........................             (994)       (2,483)          (60)
                                                                -------------------------------------------
Net cash provided by operating activities...................           42,320        52,810        64,393
Investing activities
Expenditures for real estate and equipment..................         (124,054)     (146,423)     (122,337)
Proceeds from sales of real estate..........................           26,596        25,413       141,994
Purchase of and additional advances on mortgage
   note receivable..........................................                -             -       (12,208)
Decrease (increase) in restricted cash escrows..............           13,187       (14,496)      (16,800)
Leasing costs...............................................          (13,770)       (9,239)      (12,136)
Proceeds from assignment of joint venture interest..........           22,969             -             -
Net loans provided to Services Company......................                -             -        (4,761)
(Distributions from) investments in unconsolidated
   entities, net............................................             (879)            1             -
                                                                -------------------------------------------
Net cash used in investing activities.......................          (75,951)     (144,744)      (26,248)




                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                  -------------------------------------------
Financing activities
Financing costs.............................................       $   (2,950)   $   (4,714)  $   (13,649)
Proceeds from mortgages and notes payable...................           20,448       136,237       258,233
Repayment of credit facilities..............................                -             -       (19,527)
Repayment of mortgages and notes payable....................          (35,310)     (115,909)     (193,406)
Repayment of bonds payable..................................          (27,150)            -       (17,300)
Proceeds from construction financing........................          102,561       105,637             -
Common share repurchase.....................................                -          (478)            -
Proceeds from exercise of stock options.....................                -            22             -
Repurchase of operating partnership common units............                -             -          (700)
Contribution from minority interests - other................                -             -         1,000
Distributions to minority interests - operating partnership.
                                                                            -       (14,485)      (14,772)
Series A - preferred shares repurchase........................         (5,000)            -             -
Dividends paid to Series B - preferred shareholders...........         (9,000)       (9,000)       (9,000)
Dividends paid to Series A - preferred shareholder............           (750)       (3,000)       (3,000)
Dividends paid to common shareholders.........................              -       (21,062)      (20,666)
                                                                -------------------------------------------
Net cash provided by (used in) financing activities...........         42,849        73,248       (32,787)
                                                                -------------------------------------------
Net increase (decrease) in cash and cash equivalents..........          9,218       (18,686)        5,358
Cash and cash equivalents at beginning of year................          6,582        25,268        19,910
                                                                -------------------------------------------
Cash and cash equivalents at end of year......................      $  15,800     $   6,582      $ 25,268
                                                                ===========================================

                             See accompanying notes.


                            PRIME GROUP REALTY TRUST

                             (dollars in thousands)

      During the years ended December 31, 2002, 2001 and 2000 we sold the following net assets:


                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                 ------------------------------------------
Real estate, net..............................................    $   145,948  $    23,843    $  172,607
Deferred rent receivable......................................          2,826          120         1,971
Deferred costs, net...........................................          2,706          225         3,304
Restricted escrows............................................          3,842         (307)         (839)
Mortgage notes payable assumed by buyer.......................       (113,085)           -       (28,000)
Bonds payable assumed by buyer................................         (5,100)           -             -
Accrued real estate taxes.....................................         (6,089)        (699)       (3,988)
Other liabilities and assets, net.............................            362        1,939        (1,004)
                                                                 ------------------------------------------
Net assets sold...............................................         31,410       25,121       144,051
Proceeds from sales of real estate............................         26,596       25,413       141,994
                                                                 ------------------------------------------
Gain (loss) on sales of real estate(1)........................   $     (4,814)$        292   $    (2,057)
                                                                 ==========================================






(1) $3.7 million of loss on sale of real estate during the year ended December 31, 2002 is included in discontinued operations.

      The following represents supplemental disclosure of significant noncash activity for the years ended December 31, 2002, 2001, and 2000:


                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                -------------------------------------------
Real estate additions through the issuance of
   partnership units to minority interest................       $      3,210  $          -  $      3,832
Real estate additions through consolidation due to
   purchase of second mortgage note......................                  -             -       103,210
Real estate additions through the increase in accrued
   interest payable on construction financing............              8,162         4,700             -
Real estate additions through the increase in accrued
   tenant improvement allowances.........................             23,577         2,144             -
Mortgage notes payable reduction through assumption of
   debt by buyer of sold properties......................            113,085             -             -
Bonds payable reduction through assumption of debt by
   buyer of sold property................................              5,100             -             -
Repurchase of Series A preferred shares through the
   issuance of notes payable.............................             35,000             -             -
Dividends paid to Series A preferred shares through the
   issuance of notes payable.............................              2,280             -             -
Contributions of real estate to unconsolidated real
   estate joint ventures.............................                      -             -       (35,290)
Real estate additions through the increase in
   accounts payable and accrued expenses.............                      -         7,694         1,562
Increase in accrued real estate taxes through
   consolidation due to the purchase of second
   mortgage note.....................................                      -             -         4,300
Net asset additions through consolidation of the
   Services Company..................................                      -         2,524             -
                                                                -------------------------------------------
                                                                   $ 190,414    $   17,062   $    77,614
                                                                ===========================================


                             See accompanying notes.

                            Prime Group Realty Trust

                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Formation and Organization of the Company

      We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (the "Operating Partnership") in exchange for preferred and common partnership interests.

      We are the managing general partner of the Operating Partnership and own all of the preferred units and 58.8% and 59.4% of the common units issued at December 31, 2002 and 2001, respectively. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common units and preferred units.

Basis of Presentation

      Our consolidated financial statements include all of our accounts, including the Operating Partnership and the other entities in which we have control or from which we receive all economic benefits. We have significant controlling financial interests in office buildings located at 1701 Golf Road in Rolling Meadows, Illinois and 180 North LaSalle Street in Chicago, Illinois through our ownership of various first and second mortgage notes and mortgage conduit certificates secured by these properties and we consolidate these properties. At December 31, 2002 we also indirectly owned in excess of 97% of an entity which owns 100% of an office building known as Bank One Corporate Center, formerly known as Dearborn Center, located in Chicago, Illinois. We have a significant controlling financial interest through our ownership and this entity is consolidated by us. As more fully disclosed in Note 19 - Subsequent Events to these Consolidated Financial Statements, we subsequently purchased our partner's interest and now own 100% of this entity.

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

      Investments in corporations and partnerships in which we do not have a controlling financial interest or a majority interest are accounted for on the equity method of accounting. To the extent that our recorded share of losses exceeds our investment in a corporation or partnership, we reflect a deficit investment as a liability in our consolidated financial statements.

      Commencing on January 2, 2001, Prime Group Realty Services, Inc. (the "Services Company") elected to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code, as amended. Effective January 1, 2001, the Operating Partnership acquired all of the outstanding common stock of the Services Company and had the Services Company redeem all of the preferred stock outstanding of the Services Company previously held by the Operating Partnership. As a result we now consolidate the operations of the Services Company.

      Significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, with no effect on our consolidated financial position or results of operations.

Real Estate

      Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Building and improvements                   40 years
Tenant improvements                         Term of related leases
Furniture and equipment                     3-7 years

      Development costs, which include land acquisition costs, construction costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to vacant space, for one year following the date the development is placed in service. Subsequent to the one-year period, these costs are fully expensed as incurred. Upon completion of construction, development costs are included in buildings and improvements and are depreciated over the useful lives of the respective properties on a straight-line basis.

      Real estate is carried at depreciated cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for future development and property under development are also evaluated for impairment. Impairment is determined for development costs associated with property held for future development and property under development based upon management's assessment that these costs have no future value.

      In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain (loss) on sales of real estate for properties sold or properties held for sale subsequent to December 31, 2001 are reflected in our Consolidated Statements of Operations as "Discontinued operations" for all years presented. This change has resulted in certain reclassifications of 2001 and 2000 consolidated financial statement amounts.

Sales of Real Estate

      In accordance with SFAS No. 66, "Accounting for Sales of Real Estate", we recognize gains on sale of real estate using the full accrual method upon sale, provided the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. However, when we agree to assume responsibility for re-leasing sold properties for a period beyond the date of sale and where we use estimates to support our intent to mitigate our net liability, we defer recognition of the gain on sale of real estate until such time as we can more reasonably determine our actual liability with executed subleases.

Cash Equivalents

      We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Deferred Costs

      Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method over the lives of the related loans. Leasing commissions, lease assumption costs and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.

Leases Assumed

      In connection with certain tenant leases, we have assumed the liability for the remaining terms of the tenants' existing leases in their previous location. We have recorded a liability for the difference between the total remaining costs for leases assumed and the expected benefits from actual and estimated future subleasing of the assumed lease obligations. The related incentive to the lessee has been capitalized as a deferred cost and is being amortized as a reduction of rental revenue over the life of the respective lease. The deferred cost and related liability are adjusted prospectively for changes in the estimated benefits from subleases.

Rental Revenue

      Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance. Lease termination income (included in rental revenue) represents amounts received from tenants in connection with the early termination of their remaining lease obligation reduced by any outstanding tenant receivables (including deferred rent receivable). Unamortized tenant improvements, deferred lease commissions and leasing costs related to terminated leases are recorded as additional depreciation and amortization expense upon lease termination.

Revenue Recognition

      In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to certain permanent property easements, and lease commissions our Services Company earned. During both 2002 and 2001, we recognized $0.3 million of other income (a portion of which is included in other property revenues in the consolidated statements of operations) previously recorded in 1999. Although the adoption of SAB 101 may impact the period in which certain revenues are recognized by us, it is not expected to impact the timing of our receipt of cash flow from operations.

      In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In accordance with SFAS 145 gains or losses from the early extinguishments of debt would seldom, if ever, result in extraordinary items classification of the gain or loss associated with the extinguishment of debt. Our adoption of SFAS 145 during 2002 reflects the reclassification of the loss on early extinguishments of debt previously classified as an extraordinary item to amortization of deferred financing costs.

Interest Rate Protection Agreements

      In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, unless the instrument is redesignated as a hedge of another transaction. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in earnings.

      To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

      In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with our leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

      We have a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

      Interest rate hedges, that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $0.3 million of amounts held in accumulated other comprehensive income.

If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

      On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment (unrealized loss) of $0.5 million in net income, and a transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the Financial Accounting Standards Board issued final guidance on the accounting for options used as hedged under SFAS 133. This guidance is pursuant to Derivatives Implementation Group ("DIG") Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in accumulated other comprehensive income on the balance sheet. On September 1, 2001, we adopted G20 for our interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, have been recorded in the accumulated other comprehensive income.

      On December 31, 2002 and 2001, we reported our derivative instruments at their fair value as other assets of $967 and $0.4 million, a deferred hedge liability of $0 million and $6.5 million, an increase in deficit investment in unconsolidated entity of $5.7 million and $4.7 million and accumulated other comprehensive loss of $6.0 million and $11.1 million, respectively. We recorded an unrealized loss of $0.2 million for the year ended December 31, 2001. We incurred a total comprehensive loss of $25.6 million ($1.63 per weighted average share) and a total comprehensive loss of $15.6 million ($1.00 per weighted average share) for the years ended December 31, 2002 and 2001, respectively.

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

Stock Based Compensation

      We account for common share option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. Under our Share Incentive Plan (the "Plan"), the measurement date is the market price of the underlying shares on the day prior to the date of grant. We have not recorded any compensation expense as the market price differential between the dates has been nominal.

Income Taxes

      We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 ("the Code"), as amended. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute at least 90% of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

      As of December 31, 2002, for income tax purposes, our real estate had a gross and net basis of $1.3 billion and $1.2 billion, respectively, mortgage notes receivable had a basis of $65.0 million, investment in a real estate mortgage investment conduit had a tax basis of $58.8 million, deferred costs had a gross and net basis of $33.3 million and $15.3 million, respectively, and deferred rent receivable had no tax basis. Our investment in unconsolidated real estate joint ventures, for income tax purposes, had a gross and net basis of $108.7 million and $10.3 million, respectively.

      We account for income taxes payable by the Services Company in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2002 and 2001, the Services Company had deferred tax assets in excess of deferred tax liabilities of $1.4 million and $3.2 million, respectively (included in other assets on the consolidated balance sheet). At December 31, 2002 the Services Company had a net operating loss carry forward for federal tax purposes of approximately $3.3 million which is available to offset future taxable income, if any, through 2015.

2.  Going Concern

      As described in Note 5 - Mortgage and Notes Payable, Bonds Payable and Construction Financing to these Consolidated Financial Statements, our debt obligation with Security Capital Preferred Growth Incorporated ("SCPG"), totaling $57.3 million at December 31, 2002, matures July 16, 2003 and is secured by certain equity interests of our Operating Partnership in various properties. The terms of this debt provide for two 180-day extension periods, at our option, if aggregate outstanding principal is not greater than $40.0 million at the date of first extension and not greater than $25.0 million at the date of the second extension. We are pursuing various capital events, which, if consummated in sufficient amounts, would enable us to repay this obligation or reduce the outstanding principal to a level which would allow us to elect an extension of the maturity date. However, there can be no assurances as to our ability to obtain funds necessary for required repayment or that we will be successful in our efforts to execute capital events yielding proceeds sufficient to repay part or all of the SCPG debt obligation. See Note 20 - Subsequent Events to these Consolidated Financial Statements for capital transactions that have occurred in 2003.

      As described in Note 6 - Debt Covenants to these Consolidated Financial Statements, our debt obligations require compliance with various financial loan covenants. We anticipate that as a result of our financial results for the quarter ending March 31, 2003, we may not be in compliance with financial covenants contained in certain of our debt facilities related to minimum quarter-end cash balance requirements of $7.5 million. Our ability to meet these covenants in the future is contingent on our ability to execute certain capital events and on our future financial results. In addition, if the SCPG obligation is not extended, SCPG's default remedies, including assuming certain equity interests of our Operating Partnership in various properties, may also hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants and could result in cross-defaults under certain of our other loans. We are pursuing various capital events, which, if consummated in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the repayment of part or all of the SCPG debt. If the capital events are not consummated, or the proceeds of capital events are not sufficient to allow us to meet the minimum cash balance covenants, we intend to seek waivers or modifications from the lenders. However, there can be no assurances that we will be successful and/or will be in compliance with the loan covenants in the future or that we will be able obtain waivers or amendments of violations at that time.

      The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  Asset Impairments

      During 2002, 2001 and 2000 we recorded the following provisions for asset impairments (See Note 19 - Segment Reporting to these Consolidated Financial Statements for disclosure of asset impairment by segment):


                                                                    December 31
                                                          2002         2001         2000
                                                      ----------------------------------------
                                                              (dollars in thousands)

Operating properties (1).........................       $ 23,892   $         -   $        -
Investment in unconsolidated entities (2)........            495        15,088            -
Property under development (3)...................          5,708         4,924        1,000
Property held for sale (4).......................              -           325            -
                                                      ----------------------------------------
                                                          30,095        20,337        1,000
Discontinued operations (5)......................         34,430         1,500            -
                                                      ----------------------------------------
                                                        $ 64,525      $ 21,837    $   1,000
                                                      ========================================



(1) During 2002, we recorded an asset impairment of $22.1 million related to an office property based upon our decision to exit a non-core market, which shortened our anticipated hold period for the property. The impairment charge reduced the net book value of the building and improvements, deferred rent receivables and deferred costs by $19.4 million, $0.8 million and $1.9 million, respectively, to our estimate of fair value based upon market conditions and discussions we have held with a tenant regarding a potential sale.

         During 2002, we recorded a $1.7 million asset impairment related to an other asset (included in other assets) associated with an industrial property as it was determined that the asset no longer had value.

(2) On January 16, 2002, we assigned our interest in a development joint venture to our joint venture partner. We recorded a $15.1 million asset impairment in 2001 to reflect the affect of the then impending assignment based upon our decision not to participate in the development. The $15.1 million asset impairment represents the difference between the balance in our investment in the joint venture and the cash consideration received from our joint venture partner and is included in the corporate/operating partnership segment. On August 23, 2002, we transferred our interest in a second joint venture to another joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity.

(3) During 2002, 2001 and 2000, we abandoned various development projects and recorded asset impairments of $4.2 million, $4.7 million and $1.0 million, respectively. We also recorded a asset impairments of $1.0 million and $0.2 million in 2002 and 2001, respectively, related to certain costs for other development projects that we determined no longer had value to the project. In addition in 2002, we placed one of the development projects on hold and, as a result, the remaining costs, other than those attributable to the fair value of the land, were determined to have no value resulting in additional asset impairment of $0.5 million in 2002.

(4) During 2001 we entered into a letter of intent with a third party to sell approximately 20 acres of land held for development. We recorded an impairment during 2001 of $0.3 million reflecting the fair market value of the land, less costs to sell, based upon the contracted price. The sale was consummated in February 2002 and resulted in an additional loss of $0.1 million in 2002.

(5) Discontinued operations for the years ended December 31, 2002 and 2001 include provisions for asset impairment related to properties held for sale or sold. See Note 10 - Discontinued Operations to these Consolidated Financial Statements for a description of these asset impairments.

4.       Deferred Costs

      Deferred costs consist of the following:


                                                                   December 31
                                                             2002                2001
                                                     -----------------------------------------
                                                              (dollars in thousands)

Financing costs......................................    $  23,136           $  25,396
Leasing costs........................................       62,615              44,088
                                                     -----------------------------------------
                                                            85,751              69,484
Less:  Accumulated amortization......................      (31,808)            (26,904)
                                                     -----------------------------------------
                                                         $  53,943           $  42,580
                                                     =========================================


5.  Mortgages and Notes Payable, Bonds Payable and Construction Financing

      Mortgages and notes payable, bonds payable and construction financing consisted of the following:


                                                                                    December 31
                                                                               2002             2001
                                                                         -----------------------------------
                                                                               (dollars in thousands)
Mortgage Notes Payable (A), (B):
   Mortgage notes payable to various financial  institutions, collateralized by various  properties,  interest at fixed
     rates  ranging from 7.17% to 11.75% per annum,  with
     principal  and interest  payable  monthly  through  dates
     ranging from 2003 through 2013.  The weighted  average rate
     at December 31, 2002 was 8.06%.............................................$   230,260      $   348,480
   Mortgage  notes  payable  to  various   financial   institutions,
     collateralized  by various  properties,  interest at variable rates ranging from LIBOR (1.38% at December 31, 2002) plus 150 basis points to LIBOR plus700 basis points per annum,  with principal and interest  payable  monthly through dates ranging from 2003 through 2006. The weighted  average rate at
     December31, 2002 was 4.04%.................................................    384,143          413,869
                                                                                -----------------------------------

Total mortgage notes payable....................................................    614,403          762,349
Notes Payable (C):
   Notes payable to SCPG, an exchangeable note, (the "Exchangeable Note")
    in the principal  amount of $37,280  and (ii) a  non-exchangeable note (the "$20M Note") in the principal amount of $20,000 less unamortized
    debt discount of $343.......................................................     56,937                -
                                                                                -----------------------------------
Total mortgages and notes payable...............................................$   671,340       $  762,349
                                                                                ===================================
Bonds Payable: (B), (D), (E):
Variable  rate  tax-exempt  bonds issued by various state and local
   government authorities.......................................................$     24,900     $     57,150
                                                                                ===================================
Construction Financing (F):
   Construction  mezzanine  facility,  with a total commitment of $65,000, to a financial institution,  collateralized by 100% of the ownership interest in Bank One Corporate Center, interest at a fixed rate of 12%
     per annum (up to 50% of which,  but no more than $10,000 may be funded from the mezzanine  facility) with an additional accrual rate ranging from 9.5% to 13% (11% at December 31, 2002), dependent upon certain leasing  thresholds,  with interest  payable  monthly through
     January 2004, principal and accrued interest due in January 2004...........$     60,820     $     57,240
   Construction loan facility, with a total commitment of
     $220,000 to $230,000, to a financial institution, collateralized by 100% of the ownership interest in Bank One Corporate Center and a $60,000 guarantee by us,  interest  at a  variable  rate of LIBOR plus 265 basis  points per annum, with interest  accruing monthly through
    January 2004,  principal and accrued interest due in January 2004...........     147,378           48,397
                                                                                -----------------------------------

Total construction financing.................................................... $   208,198      $   105,637
                                                                                 ===================================




5.   Mortgages and Notes Payable, Bonds Payable and Construction Financing

(A) The mortgages and notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts, to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(B) All of our real estate assets and mortgage notes receivable have been pledged as collateral for our mortgages, and notes payable, bonds payable and construction financing.

(C) On July 16, 2002, we and our Operating Partnership closed a transaction with SCPG. See Note 9 - Preferred Shares to these Consolidated Financial Statements for a description of this transaction and related issues. The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, to 12.50% per annum on November 4, 2002, and to 12.75% per annum on February 2, 2003, and is compounded quarterly. The interest rate on the $20M Note is 15.00% per annum. Interest only payments on the Exchangeable Note and the $20M Note are paid currently on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being due at maturity on July 15, 2003. Each of the notes also has a fee of 0.75% for any principal repayments, whether at maturity or earlier. The notes are secured by mortgages on approximately 123 acres of vacant land owned by us in several Chicago suburban areas, as well as the pledge by our Operating Partnership of certain equity interests in specified property-level subsidiaries of ours. The equity interests in the property-level subsidiaries pledged consist of a pledge of (i) 49.9% of the membership interests in 180 North LaSalle, L.L.C., (ii) 70% of the membership interests in each of the following entities: 342 Carol Lane, L.L.C., 343 Carol Lane, L.L.C., 370 Carol Lane, L.L.C., 388 Carol Lane, L.L.C., 200 E. Fullerton, L.L.C., 350 Randy Road, L.L.C., 550 Kehoe Blvd., L.L.C., 4160 Madison Street, L.L.C., 4211 Madison Street, L.L.C., 4300 Madison Street, L.L.C., 1051 N. Kirk Road, L.L.C., 1401 S. Jefferson, L.L.C.,11039 Gage Avenue, L.L.C., 11045 Gage Avenue, L.L.C., 4343 Commerce Court, L.L.C., 1301 E. Tower Road, L.L.C., and 1600 167th Street, L.L.C., (iii) 100% of the membership interests in Prime Aurora, L.L.C. and (iv) Phoenix Office, L.L.C.'s right to receive distributions from Plumcor/Thistle, L.L.C. We and our Operating Partnership's affiliates owning the vacant land guaranteed the obligations of our Operating Partnership under the notes and the securities purchase agreement.

     Under the terms of the Exchangeable Note and $20M Note, SCPG may require repayment of all or a portion of the outstanding principal of the notes upon the occurrence of certain change of control events or if our common shares cease to be listed for trading on a national securities exchange or included for quotation on the Nasdaq National Market. In addition, certain mandatory prepayments of the notes will be required in the event of the sale of SCPG's collateral or specified asset sales by us.

     There is a 2.00% prepayment fee on the principal amount being prepaid under each of the notes in the event of prepayments relating to certain "changes of control" of Prime Group Realty Trust. Any repayments of principal on the notes must first be made on the Exchangeable Note until it is repaid, and then may be made on the $20M Note.

     The transaction documents with SCPG contain certain negative, affirmative and financial covenants. These covenants require, among other things, that we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions. In addition, the transaction documents contain other financial covenants that will become applicable one year after the closing of the transactions, if any amounts evidenced by the notes remain outstanding.

5.  Mortgages and Notes Payable, Bonds Payable and Construction Financing

     The Exchangeable Note and the $20M Note each may be extended for up to two periods of six months each, provided that, among other things, the aggregate outstanding principal amount of the notes at the time of the first extension is not greater than $40.0 million and at the time of the second extension is not greater than $25.0 million. We must pay an extension fee of 0.50% of the aggregate outstanding principal amount of the notes each time an extension option is exercised. See Note 20 - "Subsequent Events" to the Consolidated Financial Statements.

(D) On January 2, 2002, we purchased $23.3 million of the bonds utilizing the $23.0 million in a cash collateral account related to the bonds and additional cash of $0.3 million. The remaining bonds are collateralized by letters-of-credit from a financial institution totaling $25.2 million which expire January 2, 2002 and have an annual fee (paid quarterly) of 2.35% of the letters-of-credit face amounts which was charged to interest expense as incurred.

     The agreement with the financial institution providing the letters of credit includes a future lease value clawback provision which compares the lenders credit risk with the underlying value of the related industrial facilities. We were required to deposit $2.5 million into a cash collateral escrow by March 31, 2002 under this provision. Any future changes in property values will result in additional deposits or releases of funds from the cash collateral escrow on a quarterly basis. In addition, we have guaranteed all obligations under this replacement letter of credit facility. In order to secure our obligations under the guarantee, we pledged the bonds purchased of $23.3 million as well as certain property assets and a cash escrow account (which had a balance of $1.8 million as of December 31, 2002).

     These bonds mature on June 1, 2022. Under the terms of the bond loan agreements, we make interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 1.20% to 2.02% during 2002, 1.33% to 4.98% during 2001 and 3.09% to 5.97% during 2000. The rate at December 31, 2002 was 1.32%. The maximum annual interest rate on the bonds is 13.0%. Under certain conditions, the interest rate on the bonds may be converted to a fixed rate at our request.

     The bondholders may tender bonds on any business day during the variable interest rate period discussed above and receive principal, plus accrued interest, through the tender date. Upon tender, the remarketing agent will immediately remarket the bonds. In the event the remarketing agent fails to remarket any bonds, we are obligated to purchase those bonds. The remarketing agent receives a fee of 0.11% per annum of the outstanding bonds balance, payable quarterly in advance.

(E) Permanent financing for certain office properties has been provided by $26.3 million of tax-exempt industrial revenue bonds. During 2000, $17.3 million of the bonds were repaid with proceeds from the sales of the related properties. The remaining $9.0 million of bonds were to mature on December 1, 2014 and were collateralized by letters-of-credit totaling $9.3 million which were subject to quarterly extension fees. On November 21, 2002, in connection with the sale of our Centre Square I property, we redeemed approximately $3.9 million of the $9.0 million of outstanding bonds (See Note 16 - Property Acquisitions and Dispositions to these Consolidated Financial Statements) with funds escrowed with the provider of the letters of credit. The remainder of the outstanding bonds were assumed by the purchaser of Centre Square I. Additionally, in connection with this sale, the facility that provided credit enhancement for the bonds was terminated. Under the terms of the bond agreements, we made interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 1.25% to 1.75% during 2002, 1.45% to 4.50% during 2001 and, 3.55% to 5.50% during 2000.

5.   Mortgages and Notes Payable, Bonds Payable and Construction Financing

(F) Both construction facilities related to the Bank One Corporate Center project are subject to various financial covenants and have certain cash escrow requirements. (See Note 6 - Debt Covenants for a full description of the covenants and related issues). As of December 31, 2002, $5.8 million in interest had been funded from the mezzanine facility. In order to obtain the consent of the construction and mezzanine lenders to close the SCPG transaction, we agreed, among other things, to make certain escrow deposits, reallocate certain line items in the project budget and make certain other revisions to the loan documents. These escrow requirements were modified in connection with the refinancing of the mezzanine facility. See Note 20 - Subsequent Events to these Consolidated Financial Statements.

      During the years ended December 31, 2002, 2001 and 2000, we wrote-off unamortized deferred financing costs of $0.8 million, $0.1 million and $3.4 million, respectively, (included in amortization of deferred financing costs). These write-offs resulted from mortgage notes, bonds payable and a line of credit that were repaid or refinanced.

      Total interest paid on the mortgage notes payable, bonds payable and construction financing was $62.5 million, $69.8 million and $69.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, we incurred interest expense of $74.0 million, $75.7 million and $69.9 million, respectively, of which $29.9 million, $23.9 million and $14.2 million, respectively, was capitalized related to development projects.

      On January 31, 1999, we entered into an interest rate collar agreement, with respect to the debt collateralized by the property located at 33 West Monroe Street in Chicago, Illinois, that hedged our interest rate exposure with respect to the variable rate mortgage note secured by the 33 West Monroe Street property. The interest rate ceiling under the agreement was based on a LIBOR index rate of 7.50% and the interest rate floor was based on a LIBOR index rate of 3.73%. This agreement was for an original notional amount of $65.0 million and its term was coincident with the aforementioned variable rate mortgage note (January 31, 1999 through January 31, 2002). On November 15, 2000, the underlying note was refinanced with the proceeds of a $67.0 million variable rate mortgage note. The interest rate collar agreement remained in place and was designated to the new loan in conjunction with an additional interest rate cap agreement. (See November 15, 2000 hedge agreement activity described below for further discussion). The interest rate collar expired in 2002.

      On November 1, 1999, we entered into an interest rate collar agreement, with respect to the debt collateralized by the property located at 77 West Wacker Drive in Chicago, Illinois, for the period from November 1, 1999 through September 30, 2002 with a financial institution for an original notional amount of $170.0 million. The interest rate ceiling under the agreement was based on a LIBOR index rate of 7.75% and the interest rate floor was based on a LIBOR index rate of 5.62%. On November 22, 1999, we transferred the $170.0 million interest rate collar agreement to an unconsolidated real estate joint venture which owns the property and related indebtedness. We own a 50% common ownership interest in this joint venture and account for our ownership using the equity method. On November 10, 1999, the joint venture entered into an additional interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement required the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreased more than $5.0 million. As of December 31, 2002, $7.5 million was escrowed relating to the $157.5 million collar agreement. On March 12, 2001, we were replaced by our joint venture partner as the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse our joint venture partner its 50% share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of

5. Mortgages and Notes Payable, Bonds Payable and Construction Financing (continued)

$0.1 million and modified such that the joint venture would only need to make cash escrow deposits to the extent that the instrument's valuation decreases more than $20.0 million.

      On December 10, 1999, we entered into an interest rate swap agreement, with respect to the debt collateralized by the property located at 330 North Wabash Avenue (IBM Plaza) in Chicago, Illinois, for the period from December 10, 1999 through December 10, 2002 based on a LIBOR index rate of 6.3% that effectively fixed our interest rate with respect to the variable rate mortgage note payable secured by the IBM Plaza property at a rate of 8.0%. This agreement had an original notional amount of $160.0 million that decreased to $158.4 million on December 10, 2000 and decreased to $155.2 million on December 10, 2001, coincident with the originally scheduled principal payments on the mortgage note payable secured by the IBM Plaza property. We received the net amount of $0.1 million under the terms of the swap agreement during 2000. No amounts were paid or received during 1999. We had provided a guaranty to the counterparty related to this agreement to the extent of any decrease in value in the swap agreement. In accordance with this guarantee, the swap agreement required cash escrow deposits to the extent that the instrument's valuation decreased more than $0.5 million. As of December 31, 2001, we had deposited $5.6 million pertaining to the interest rate swap agreement. On December 10, 2002, we entered into an interest rate cap agreement for the period December 10, 2002 through December 13, 2003 for a notional amount of $153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002.

      On July 11, 2000, we entered into an interest rate cap agreement, with respect to the debt collateralized by the property located at 180 North LaSalle Street in Chicago, Illinois, for the period from July 11, 2000 through August 1, 2001 with respect to a $52.0 million variable rate note payable secured by the 180 North LaSalle Street property. The agreement was subsequently extended to January 15, 2004 and the notional amount was increased to $60.0 million. The interest rate under the agreement is capped at the LIBOR index rate of 7.25%. No amounts were received under the terms of the agreement during 2002, 2001 and 2000.

      On November 15, 2000, we entered into an interest rate cap agreement, with respect to the debt collateralized by the property located at 33 West Monroe Street in Chicago, Illinois, for a notional amount of $67.0 million for the period from November 15, 2000 through January 31, 2002. On December 6, 2001 we extended the interest rate cap agreement to January 31, 2003 (an additional hedge agreement is required by February 1, 2003, for the period February 1, 2003, through debt maturity of November 15, 2005) with respect to the $67.0 million variable rate note payable secured by the 33 West Monroe Street property. Our Operating Partnership has guaranteed $3.0 million of the principal amount of the loan. The interest rate under the terms of the agreement was capped at the LIBOR index rate of 6.50% for a notional amount of $67.0 million. Included in the initial interest rate cap agreement was the sale of an interest rate cap based on the LIBOR index rate of 7.50% for the period from November 15, 2000 through January 31, 2002, for a notional amount of $65.0 million. This agreement allowed us to reduce the cost of this hedge instrument and take advantage of the remaining term of the existing collar agreement originally entered into on January 31, 1999. We received $10,000 under the terms of the cap agreement during 2000 and no amounts during 2001 or 2002. On January 29, 2003, we entered into an interest rate cap agreement for the period January 31, 2002 through October 31, 2004 for a notional amount of $67.0 million that will reduce over the term of the agreement to $65.5 million. The interest rate under this agreement is capped at a LIBOR index rate of 6.50%.

      On November 15, 2000, we entered into a second interest rate cap agreement with respect to the debt collateralized by the property located at 33 West Monroe Street in Chicago, Illinois, for a notional amount of $12.5 million for the period November 15, 2000 through November 15, 2003 with respect to the $12.5 million variable rate note payable secured by the 33 West Monroe Street property. Our Operating Partnership has guaranteed the entire $12.5 million principal amount of the loan. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 8.35%,

5. Mortgages and Notes Payable, Bonds Payable and Construction Financing (continued)

8.75% and 9.0% for loan years one, two and three, respectively, for a notional amount of $12.5 million. No amounts were received under the terms of the cap agreement during 2002, 2001 and 2000.

      In March 2001, we entered into an agreement to amend a loan collateralized, in part, by a pledge of the first mortgage loan that we held and which is secured by the property known as 180 North LaSalle Street in Chicago, Illinois. The original commitment under the loan was $64.0 million of which $52.0 million had been disbursed. Under the terms of the amendment, the maximum loan amount was reduced to $60.0 million and the remaining $8.0 million of borrowing availability was funded. Restricted cash escrows at December 31, 2002 and 2001 include $3.5 million and $2.5 million, respectively, related to this loan for future capital expenditures, tenant improvements and lease commissions. As part of the agreement, we agreed to allow the lender to securitize the loan by utilizing a Real Estate Mortgage Investment Conduit ("REMIC"), if desirable. The REMIC closed on October 30, 2001 and matures on January 15, 2004. The lender has transferred the first mortgage loan to the REMIC. The principal amount of the REMIC is $113.7 million and is comprised of three classes of certificate holders. Class "A" certificates represent the original first mortgage holder owning a $60.0 million priority interest, Class "B" certificates are owned by us and represent a $53.7 million interest subordinate to the Class A certificates, and the Class "R" certificates represent any residual amounts due to us upon any sale of the property should net proceeds exceed $113.7 million. The interest rate on the Class "A" certificate is LIBOR plus 3.75% and the interest note on the Class "B" certificate is equal to the difference between (i) 16.22% and (ii) the product of LIBOR multiplied by 1.1179. Our Services Company acts as the loan servicer for the REMIC and we account for our ownership interest on a consolidated basis.

      On April 2, 2001, we entered into an interest rate cap agreement with respect to the property at 208 South LaSalle Street in Chicago, Illinois, for the period from April 2, 2001 through June 30, 2003 with respect to the $20.0 million variable rate note payable secured by the 208 South LaSalle Street property. The interest rate under the agreement is capped at the LIBOR index rate of 7.5%. No amounts were received under the terms of the agreement during 2002 and 2001.

      On August 22, 2001, we entered into an interest rate cap agreement, with respect to the debt collateralized by the property known as Bank One Corporate Center in Chicago, Illinois, for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan during the expected construction period of the property. As of December 31, 2002, the notional amount was $204.0 million capped at the LIBOR index rate of 6.75%. No amounts were received under the terms of the agreement in 2002 and 2001.

      On January 9, 2002, we extended the maturity date of the $30.0 million mortgage note payable secured by 100% of its ownership interest in IBM Plaza, Chicago, Illinois, until February 23, 2003 for a fee of $0.2 million. The principal balance as of December 31, 2002 was $27.1 million. The mortgage note payable was refinanced on March 10, 2003. See Note 20 - Subsequent Events to these Consolidated Financial Statements.

      On January 15, 2002, we extended the $8.0 million mortgage note payable collateralized by the land we own in Aurora, Illinois until February 15, 2002 for a fee of $0.1 million. On February 5, 2002, we repaid $2.2 million reducing the loan balance to $5.8 million. On February 15 2002, we extended the loan until March 1, 2002 for a nominal fee plus expenses of the lender. On February 28, 2002, we repaid $2.8 million reducing the loan balance to $3.0 million. On March 1, 2002 we extended the loan until March 31, 2002 for a fee of $30,000 plus expenses of the lender and agreed that the interest rate would increase by 2% on each of March 16, 2002, March 23, 2002 and March 30, 2002, if the loan has not been repaid. Both principal reductions made

5. Mortgages and Notes Payable, and Bonds Payable and Construction Financing (continued)

in 2002 were generated from proceeds from the sale of vacant land in Aurora, Illinois. On June 21, 2002, we repaid the mortgage note payable in full.

      On February 15, 2002, we extended the maturity date from May 9, 2002 to November 9, 2002 for the letters of credit enhancing the industrial revenue bonds for an office property located in Knoxville, Tennessee, for a fee of $35,000. On November 21, 2002, we sold the property. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds. The facility that provided credit enhancement for the bonds was terminated in connection with this sale.

      We have provided guarantees ranging from 25% to 100% of the outstanding principal balances on certain mortgage and notes payable, bonds payable and construction financing. As of December 31, 2002, the guarantees totaled $129.4 million.

      Certain mortgage and notes payable, bonds payable and construction financing are subject to various financial covenants including minimum cash balances and debt service coverage ratios. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more loans. See Note 6 - Debt Covenants to these Consolidated Financial Statements for a description of our various debt covenants.

      The following represents our future minimum principal payments due on our mortgage and notes payable, bonds payable and construction financing outstanding at December 31, 2002 (dollars in thousands):



Year Ending December 31                                     Amount
-------------------------------------------------------------------------
2003.................................................       $280,897
2004.................................................        272,660
2005.................................................         74,112
2006.................................................         65,010
2007.................................................         28,861
Thereafter...........................................        183,241
                                                      -------------------
                                                            $904,781
                                                      ===================



       The principal payments above exclude unamortized debt discount of $0.3 million at December 31, 2002.

      Certain mortgage notes payable, construction financing, and notes payable provide for the deferral of a portion of accrued interest and require additional loan exit fees be paid upon repayment of the debt obligation. As of December 31, 2002, the deferred interest and loan exit fees totaled $18.9 million.

6.  Debt Covenants

      Both the first mortgage construction loan and the mezzanine construction loan for our Bank One Corporate Center property contained a liquidity covenant which required us to maintain a minimum unrestricted cash balance (as defined in the relevant loan documents) of $20.0 million at the end of every quarter. In addition, under these loans, the maximum amount of distributions that we can pay to our common shareholders/unitholders is 90% of funds from operations (as defined in the relevant loan documents) for the most recent four full fiscal quarters. At December 31, 2001 and March 31, 2002, our unrestricted cash balance was less than $20.0 million and we obtained waivers from the respective lenders. In consideration for the waivers from the lenders, we were required to deposit $2.0 million into a cash collateral account over a four-month period, with a $0.5 million initial deposit made at the time the waivers were given, and to pledge, as additional collateral under the loans, the tax increment financing assistance that we may receive from the City of Chicago with respect to Bank One Corporate Center. Additionally, the lenders agreed to permanently reduce the$20.0 million unrestricted cash balance covenant to $17.5 million. At June 30, 2002, our unrestricted cash balance was less than $17.5 million. In July 2002, concurrently with the close of a transaction with SCPG, we negotiated modifications to certain loan covenants, including the unrestricted cash balance requirement. These modifications are discussed below. See Note 9 - Preferred Shares to these Consolidated Financial Statements for a description of the SCPG transaction.

      In order to consummate the SCPG transaction and obtain the consents of the construction and mezzanine lenders financing the Bank One Corporate Center project, the following covenant modifications were made with respect to the Bank One Corporate Center construction and mezzanine loans:

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

      In exchange for the above modifications, we agreed that if we desire to declare or pay any future dividends on our common or preferred shares, we must demonstrate compliance with the financial covenants under the Bank One Corporate Center loans in existence prior to the foregoing modifications. In addition, we agreed, among other things, to (a) deposit into escrow an additional $2.5 million to fund certain hard and soft costs relating to the Bank One Corporate Center project and (b) reallocate to other items in the project budget $2.0 million of leasing commissions due to us upon the occupancy of certain tenants of the Bank One Corporate Center project.

      Additionally, in order to obtain the foregoing covenant modifications, we agreed with the Bank One Corporate Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. ("Citadel") at One North Wacker Drive in Chicago, Illinois, which obligation was undertaken by us in connection with Citadel's lease of space in the Bank One Corporate Center project. See Note 7 - Future Minimum Lease Income and Payments to these Consolidated Financial Statements for description of our Citadel lease obligation. We agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We have pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Corporate Center mezzanine loan with the proceeds of a $75.0 million loan and $1.5 million of our funds. In conjunction with such refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligations as follows. Prior to the closing of the new mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Corporate Center project. At the closing of the new mezzanine loan, all of such funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we are required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning April 2003 and continuing through and including January 2004. Upon Citadel's occupancy at Bank One Corporate Center, the construction lender will deposit into the New Citadel Escrow a $0.5 million leasing commission due and payable to us in connection with the Citadel lease. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow may be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. The $0.8 million monthly deposit is subject to adjustment as the Citadel space at One North Wacker Drive is subleased.

      Under the terms of three mortgage notes payable totaling $80.5 million, we were required to maintain $20.0 million in unrestricted cash balances at the end of each fiscal quarter. During the second quarter of 2002, we obtained a waiver from the lender for the fiscal quarter ended March 31, 2002. Additionally, on June 27, 2002, in order to consummate the SCPG transaction, we amended the mortgage loan documents for the National City Center building in Cleveland, Ohio, the 200 South Mitchell Court building in Addison, Illinois, and the Pine Meadows, Building E in Libertyville, Illinois. The amendments reduced the unrestricted cash liquidity covenant in the loans from $20.0 million to $7.5 million. Additionally, in connection with the liquidity covenant modification relating to the National City Center mortgage loan, we agreed to make, commencing July 1, 2002 and ending January 1, 2004, monthly $50,000 deposits into an escrow held by the lender as additional security for such loan. On August 23, 2002, we transferred our 10% ownership interest in Pine Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property.

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

      Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and an implied loan value calculated in accordance with the terms of the letter of credit facility. As of December 31, 2002, we had deposited $1.8 million and are required to make an additional deposit of approximately $1.5 million on April 30, 2003 into the cash collateral escrow.

      The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. Compliance with these covenants in 2003 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is not assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. See Note 2 - Going Concern to these Consolidated Financial Statements for additional discussions concerning our ability to meet debt covenants.

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

7.  Future Minimum Lease Income and Payments

      We have entered into lease agreements with tenants with lease terms ranging from one year to twenty years at lease inception. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts. Approximately 30%, 27% and 25% of rental revenue for the years ended December 31, 2002, 2001 and 2000, respectively, was received from five tenants (all five tenants were present during the years ended December 31, 2002, 2001 and 2000).

      The total future minimum rentals to be received by us under such noncancelable operating leases in effect at December 31, 2002, exclusive of tenant reimbursements and contingent rentals, are as follows (dollars in thousands):



Year Ending December 31                                     Amount
-------------------------------------------------------------------------

2003.................................................    $   115,558
2004.................................................        114,216
2005.................................................        105,109
2006.................................................         88,860
2007.................................................         80,350
Thereafter...........................................        406,689
                                                      -------------------
                                                           $ 910,782
                                                      ===================


      The above table excludes Arthur Andersen, LLP ("Arthur Andersen") as, subsequent to December 31, 2002, we entered into a termination agreement with Arthur Andersen (See Note 20 - Subsequent Events to these Consolidated Financial Statements). Arthur Andersen leased an aggregate of 656,831 net rentable square feet in two of our office properties (579,982 square feet at 33 West Monroe Street and 76,849 square feet at 330 North Wabash Avenue), which comprised 9.6% of our total revenue for the year ended December 31, 2002.

      We have a lease with Citadel for space in Bank One Corporate Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at One North Wacker Drive in downtown Chicago, Illinois. The Citadel Reimbursement Obligation includes an estimated nominal gross rental obligation of $78.4 million over the term of the lease. The landlord at One North Wacker Drive is obligated to provide us with $47.50 per square foot in a tenant improvement allowance. In addition, as a part of lease agreements entered into with certain tenants for other properties in our portfolio, we assumed these tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space.

      Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2002, are as follows:



                                                            Gross            Executed            Net
Year Ending December 31                                     Amount          Subleases          Amount
------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

2003.................................................    $   7,800        $   (1,956)        $   5,844
2004.................................................        7,793            (2,075)            5,718
2005.................................................        7,548            (2,237)            5,311
2006.................................................        6,742            (2,200)            4,542
2007.................................................        5,281            (1,034)            4,247
Thereafter...........................................       24,946            (5,326)           19,620
                                                      ------------------------------------------------------
                                                          $ 60,110         $ (14,828)         $ 45,282
                                                      ======================================================


      Through February 2003, we have executed subleases at One North Wacker Drive totaling 135,967 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. We are required under one of the subleases for 27,826 square feet to escrow a total of $1.1 million with the owner of One North Wacker Drive, in six equal monthly increments of $0.2 million commencing in December 2002, as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. In addition, in connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $3.0 million. We intend to partially mitigate our financial obligations under one of these leases by subleasing the space.

      Liabilities for leases assumed at December 31, 2002 includes $15.5 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $19.4 million after actual and estimated future subleasing, net of payments we made in 2002 on these obligations of $3.9 million.

      On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, an office building located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. This lease has a nominal estimated gross rental obligation of approximately $4.1 million over the initial term of the lease. We intend to mitigate our financial obligations by subleasing the space and recorded approximately $2.6 million in liabilities for leases assumed during the year ended December 31, 2002, representing an estimate of our net liability related to this obligation.

      During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at December 31, 2002 is approximately $10.9 million. During 2002, we released one of the properties and revised our leasing assumptions related to the second property. At December 31, 2002 and 2001, we have a net liability of approximately $3.5 million and $3.9 million, respectively, in liabilities for leases assumed, representing our estimate of the net liability anticipated related to this obligation. Correspondingly, the remaining deferred gain has been reduced to zero and we have recorded a loss on the sale of real estate of $1.3 million in 2002.

      Future minimum lease payments to be paid by us on our operating lease obligations in effect at December 31, 2002 are as follows:




               Year Ending December 31                      Amount
-------------------------------------------------------------------------
                (dollars in thousands)
2003.................................................    $   2,907
2004.................................................        2,361
2005.................................................        2,226
2006.................................................        2,187
2007.................................................        1,976
Thereafter...........................................        3,461
                                                      -------------------
                                                          $ 15,118
                                                      ===================


      During the years ended December 31, 2002, 2001 and 2000, we recognized lease termination income of $2.3 million, $0.4 million and $1.4 million, respectively, which is included in rental revenue. In 1999, we granted permanent easements and recorded fees of $2.6 million, which are being recognized in other property revenues over terms ranging from 10 to 15 years beginning in 2000.

8.  Minority Interests

      During 2000, an affiliate of Mr. Stephen J. Nardi, the Chairman of our Board, exchanged 927,100 common units of general partner interest of the Operating Partnership for 927,100 common units of limited partner interest. These common units of limited partner interest are exchangeable on a one-for-one basis, for common shares or, at our option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the modification, a tax indemnification agreement with the affiliate was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from our initial public offering. In addition, the affiliate's put option agreement allowing the affiliate to put the general partner common units to the Operating Partnership was terminated.

      Primestone Investment Partners L.P. ("Primestone") is an affiliate of The Prime Group, Inc. ("PGI"), that previously owned 7,944,893 limited partner common units (the "Primestone Units") of the Operating Partnership. PGI is a privately held company controlled by Michael W. Reschke, the former Chairman of our Board. Mr. Reschke resigned as Chairman on April 8, 2002, but continues to serve as a Trustee. On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS"), a lender to Primestone who had a lien on the Primestone Units, held a foreclosure auction of the Primestone Units and acquired all of the units for $8.35 per common unit. Vornado PS subsequently assigned 3,972,446 (the "Cadim Units") of the Primestone Units to Cadim Acquisition, LLC ("Cadim Acquisition") and retained the remaining 3,972,447 units (the "Vornado Units"). The Vornado Units are convertible into our common shares, on a one-for-one basis or, at our option, in cash equivalent to the fair market value of a common share at the time of exchange. Pursuant to an agreement with Cadim Acquisition, we and the Operating Partnership have agreed to exchange the Cadim Units only for common shares. We have granted a limited waiver of our 9.9% common share ownership limitation contained in our charter to both Cadim Acquisition and Vornado allowing them to own the Cadim Units and Vornado Units, respectively, and any shares which may be exchanged for such units, so long as no additional shares or units are acquired by either party without our and the Operating Partnership's consent.

9.  Preferred Shares

      We are authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. Concurrent with our initial public offering of November 17, 1997, we completed a private placement with SPCG of our 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A Shares") with a $0.01 par value which were designated, issued and outstanding at December 31, 2001. On June 5, 1998, we completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Shares") with a $0.01 par value, which were designated issued and outstanding at December 31, 2002 and 2001.

      Dividends on the Series B Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B Share). The Series B Shares rank senior to our common shares as to the payment of dividends and as to the distribution of assets upon liquidation. On and after June 5, 2003, the Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of ours.

      On January 31, 2002, we paid distributions of $0.375 per Series A Share and $0.5625 per Series B Share to shareholders of record on January 18, 2002.

      On February 22, 2002, we amended the dividend rate on our Series A Shares, and agreed to pay a deferral payment, as defined, of 3.5% of the $40.0 million aggregate liquidation value of our outstanding Series A Shares. The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002.

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

      Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note is exchangeable by its terms for our common shares at an exchange price of $20.00 per share, subject to anti-dilution adjustments. Approximately $6.8 million of the proceeds from the $20M Note were used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

      In order to permit the purchase of the Series A Shares under our charter, our Board conditionally declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share. This declaration of dividends became effective July 16, 2002 upon the closing of the SCPG transaction. The record date for the first and second quarter 2002 dividends on the Series B Shares was July 31, 2002, and the payment date was August 15, 2002. The record date for the third quarter dividends on the Series B Shares was September 30, 2002, and the payment date was October 31, 2002. Except for the above declaration on our Series B Shares, our existing suspension of quarterly distributions on our preferred and common shares presently remains unchanged.

      As part of the foregoing transactions, we issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 and Series A-2 warrants are structured so that only a maximum of 500,000 of the warrants may be exercised. The Series A-1 warrants will expire if the notes are not repaid on or before April 1, 2003, and the Series A-2 warrants are exercisable only in the event the Exchangeable Note and $20M Note are not repaid on or before April 1, 2003. We have also issued to SCPG additional Series B and Series C warrants to purchase common shares that are exercisable only in the event the notes are not repaid on or before April 1, 2003. If exercisable, the Series B warrants will allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants will allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants, which have a fair market value of $0.6 million, will contain antidilution adjustment provisions and will expire on the fifth anniversary of their issuance, except as specified above. We recorded the fair market value of the warrants as a discount to the $20M Note and an increase to additional paid-in capital. The discount is being amortized as interest expense over a twelve-month period ending July 16, 2003, the initial maturity date of the related notes. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exchange of any principal amount of the Exchangeable Note or upon the exercise of any of the warrants. We also granted SCPG the right to name a trustee to our Board, which right SCPG has informed us it does not presently anticipate exercising.

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

      In order to obtain the consent of the construction and mezzanine lenders financing our Bank One Corporate Center to close the SCPG transaction, we agreed, among other things, to make certain escrow deposits, reallocate certain line items in the project budget and make certain other revisions to the loan documents. See Note 6 - Debt Covenants to these Consolidated Financial Statements for further discussions regarding our compliance requirements with various financial loan covenants.

10.  Discontinued Operations

      The components of discontinued operations through the date of each respective sale for sold properties for the year ended December 31, 2002 and a full year of operations for the years ended December 31, 2001 and 2000 are shown below:


                                                         Year Ended December 31
                                                    2002          2001            2000
                                            ------------------------------------------------
                                                          (dollars in thousands)
Rental revenue............................     $   10,820        $  21,368      $  20,818
Tenant reimbursements.....................          5,853           11,261         10,862
Other property income.....................            119              309            237
                                            -------------------------------------------------
   Total revenue..........................         16,792           32,938         31,917

Property operations.......................          3,896            7,272          6,904
Real estate taxes.........................          3,273            6,188          6,163
Depreciation and amortization.............          2,505            6,561          6,108
Interest:
   Expense................................          3,879            8,637          8,581
   Amortization of deferred
     financing costs......................             57              311            363
                                            -------------------------------------------------
   Total expenses.........................         13,610           28,969         28,119
                                            -------------------------------------------------

Income before provisions for asset
   impairment, net gain (loss) on sale
   of real estate and minority interests..          3,182            3,969          3,798
Provisions for asset impairment(1)........        (34,430)          (1,500)             -
Net loss on sales of real estate(2).......         (3,211)               -              -
Minority interests........................         14,196           (1,002)        (1,452)
                                            -------------------------------------------------
Discontinued operations...................     $  (20,263)       $   1,467      $   2,346
                                            =================================================




(1) Impairment losses during 2002 include $33.6 million related to assets sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties and $0.8 million related to an office property sold during the fourth quarter based upon our decision to actively market the property and exit the Tennessee market (an impairment loss of $1.5 million related to this office property was recognized during the first quarter of 2001 and the related assets were shown as property held for sale at December 31, 2001). The Tennessee office property was classified as property held for sale at December 31, 2001 as the sale was determined to be probable and would qualify for recognition as a completed sale within one year. We entered into a contract to sell our non-core suburban office properties in April 2002. The purchase price less costs of sale was used to determine the fair value of the properties and related assets. We determined the fair market value of the Tennessee office property based upon the purchase price less costs of sale of a contract with a third party purchaser and our knowledge of the Tennessee marketplace.

(2) See Note 16 - Property Acquisitions and Dispositions to these Consolidated Financial Statements for a description of these sales.

11.  Earnings Per Share

      The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share amounts):





                                                                          Year ended December 31
                                                                     2002          2001          2000
                                                                -------------------------------------------
Numerator:
   (Loss) income from continuing operations before minority
     interests..............................................    $     (25,932)  $   (16,181) $     16,208
   Minority interests.........................................         16,517        10,363        (1,551)
   Net income allocated to preferred shareholders.............        (11,280)      (12,150)      (12,147)
                                                                -------------------------------------------
   (Loss) income before (loss) gain on sales of real estate,
     discontinued items and cumulative effect of
     change in accounting principles......................            (20,695)      (17,968)        2,510
   (Loss) gain on sales of real estate, net of minority
     interests................................................           (943)          174        (1,271)
   Discontinued operations, net of minority interests.........        (20,263)        1,467         2,346
   Cumulative effect of change in accounting
     principles, net of minority interests....................              -          (321)       (1,843)
                                                                -------------------------------------------
Numerator for earnings per share - (loss) income
  available to common shares..................................  $     (41,901)   $  (16,648)  $     1,742
                                                                ===========================================

Denominator:
   Denominator for basic earnings per share - weighted
     average common shares...............................          15,673,544    15,630,586    15,408,822
Effect of dilutive securities:
   Employee stock options.....................................              -             -       120,524
   Employee stock grants......................................              -             -         9,991
                                                                -------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average common shares and assumed
   conversions........................................             15,673,544    15,630,586    15,539,337
                                                                ===========================================


BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER
   WEIGHTED-AVERAGE COMMON SHARE:
(Loss) from continuing operations.............................  $      (1.32)  $     (1.15)   $      0.16

(1.15)0.16
Discontinued operations, net of minority interests............         (1.29)         0.09           0.15

(Loss) gain on sales of real estate, net of minority
   interests..................................................         (0.06)         0.01          (0.08)

Cumulative effect of change in accounting principles,
   net of minority interests............................                   -         (0.02)         (0.12)
                                                                -------------------------------------------
Net (loss) income available per weighted-average
   common share of beneficial interest - basic and
   diluted.............................................         $      (2.67)  $     (1.07)   $      0.11

                                                                ===========================================



      For the 2002 earnings per share computation, 2,293,591 of our options during the first quarter of 2002, 2,115,755 options during the second quarter of 2002, 2,029,926 options during the third quarter of 2002, and 2,008,191 options during the fourth quarter of 2002 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      For the 2001 earnings per share computation, 2,574,754 of our options during the first quarter of 2001, 2,550,642 options during the second quarter of 2001, 2,304,741 options during the third quarter of 2001, and 2,295,364 options during the fourth quarter of 2001 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      For the 2000 earnings per share computation, 2,009,954 of our options during the first quarter of 2000, 1,216,166 options during the second and third quarters of 2000, and 1,167,000 options during the fourth quarter of 2000 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      We had nonvested stock grants of 14,144 and 58,980 shares outstanding during the years ended December 31, 2002 and 2001, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

      The minority interest in the Operating Partnership had 10,996,166, 10,722,853 and 10,876,506, weighted average limited partner common units outstanding during the years ended December 31, 2002, 2001 and 2000, respectively, of which 7,023,720, 10,661,808 and 9,662,666, respectively, may be exchanged for common shares on a one-for-one basis, subject to our 9.9%
ownership limitation contained in our charter, or, at our option, cash equivalent to the fair market value of a common share at the time of exchange. In addition, the Cadim Units may be exchanged only for common shares on a one-for-one basis, subject to a limited waiver of our 9.9% ownership limitation contained in our charter. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      We had 2,000,000 Series A Shares outstanding during the years ended December 31, 2001 and 2000 which were not included in the computation of diluted earnings per share because they conversion would have been antidilutive. On July 16, 2002, the Series A shares were purchased by our Operating Partnership (See
Note 9 - Preferred Shares to these Consolidated Financial Statements).

12.  Employee Benefit Plans

      Our Plan permits the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other owned partnerships. The Plan also permits the grant of share options to non-employee Trustees.

      Under the Plan, up to 2,860,774 of our common shares may be issued or transferred to participants. The maximum aggregate number of common shares and share equivalent units that may be subject to awards granted during any calendar year to any one participant under the Plan, regardless of the type of awards, is 200,000. This limit applies regardless of whether such compensation is paid in common shares or share equivalent units.

      The Compensation Committee of our Board of Trustees (the "Compensation Committee") administers the Plan and has the authority to determine, among other things, subject to the terms and conditions of the Plan, the individuals to be granted options, the exercise price at which shares may be acquired, the number of shares subject to options, the vesting requirements and the exercise period of each option. The Compensation Committee is granted discretion to determine the term of each option granted under the Plan to employees, executives and Trustees, but in no event will the term exceed ten years and one day from the date of the grant.

     During 2000 and 1999, the Board granted options to purchase a total of 7,500 and 107,500, respectively, (exclusive of options described below as part of our annual incentive award program) of our common shares to various employees and executives of the Company hired in 2000 and 1999 at exercise prices equal to the closing price on the trading day before the grant of the options. In addition, during 2002, 2001 and 2000, 286,320, 289,647 and 201,850 options, respectively, expired or were voluntarily terminated in connection with employees or executives, who held options, resigning from the Company. In 2001, we also repurchased 15,625 options from a former executive for a nominal payment equal to the net value of the options and recorded the payment as compensation expense. Options for these shares granted under the Plan to executives and employees have a term of 10 years and will be exercisable and vest in installments as follows: (i) 33.3% of the number of shares commencing in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commencing on the second anniversary of the date of the grant; and (iii) the remainder of the shares commencing on the third anniversary of the date of grant.

      On December 16, 1999, the Board granted each of the four non-employee Trustees options to acquire an additional 5,000 common shares at $13.19 per share (the closing price on the day before the grant of the options). Share options granted to the Trustees have a term of 10 years and vested and became exercisable at the rate of 33.3% per year over three years commencing on the first anniversary of their date of grant.

      During 2000, we issued 5,000 common shares granted to Mr. Nardi pursuant to his consulting agreement valued at the market price of our common shares at the date of grant, totaling $0.1 million.

      As part of an annual incentive award program, on January 23, 2001, the Board granted certain executives 15,482 shares of our common shares, and options to purchase 33,400 of our common shares at an exercise price of $14.31 per share. The common share grants vested 50% on January 23, 2001 and 50% on January 15, 2002 and the options vested on January 23, 2001. The Board also granted certain executives 57,190 shares of our common shares and certain executives options to purchase 33,400 of our common shares, at an exercise price of $14.31 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 23, 2001.

      As part of an annual incentive award program, on December 16, 1999, the Board granted certain executives 32,668 shares of our common shares, and options to purchase 363,891 of the our common shares at an exercise price of $13.19 per share. The common share grants vested 50% on January 15, 2000 and 50% on January 15, 2001 and the options vested on January 15, 2000.

      The Board also granted certain executives 25,380 shares of our common shares and certain executives and employees options to purchase 364,200 of our common shares, at an exercise price of $13.19 per share, as part of a long-term incentive program. These common share grants and options vest at the rate of 25.0% per year in four annual installments commencing on January 15, 2000.

      As part of an annual incentive award program, on December 17, 1998, the Board granted certain executives 24,933 common shares and options to purchase 538,889 common shares at an exercise price of $14.00 per share. The common share grants vested 50% on January 15, 1999 and 50% on January 15, 2000 and the options vested on January 15, 1999. The Board also granted certain executives options to purchase 254,000 common shares, at an exercise price of $14.00 per share, as part of a long-term incentive program. These options vested at the rate of 25.0% per year in four annual installments commencing on January 15, 1999.

      The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: risk-free interest rate of 5.22% and 6.77%; expected dividend yield of 9.43% and 8.85% volatility factor of the expected market price common shares of 0.294 and 0.307; and a weighted-average expected life of the options of seven years for 2001 and 2000. There were no options granted in 2002.

      Under the fair value method of SFAS 123, $158,000 ($0.01 per basic and diluted common share), $175,000 ($0.01 per basic and diluted common share), and $1,153,000 ($0.07 per basic and diluted common share) would have been recognized as additional compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The unaudited pro-forma net (loss) income available to common shares was $(27,403,000) ($(1.75) per basic and diluted common share), $(16,823,000)
($(1.08) per basic and diluted common share), and $589,000 ($0.04 per basic and diluted common share) for the years ended December 31, 2002, 2001 and 2000, respectively. We did not recognize any compensation expense in 2002, 2001 and 2000 related to options granted under APB 25.

      The effects on unaudited pro-forma net income and pro-forma earnings per common share for the years ended December 31, 2002, 2001 and 2000 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

      The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of our management, the existing models do not necessarily provide a reliable single measure of the fair value of the options granted under the Plan.

      In February 2002, our Compensation Committee approved 2001 bonuses and 2002 stay bonuses totaling $0.4 million for certain members of our senior management. None of the participants in the bonus program was a Trustee of the Company. One-half of the bonus pool was designated as bonuses for 2001 and the other one-half as stay bonuses that vested in two increments, two-thirds on April 1, 2002 and one-third on June 1, 2002. Any vested or earned amounts were payable at our option at any time on or before August 8, 2002 in (i) cash, or
(ii) restricted shares of the Company under the Plan, having an equivalent value based on the average of the high and low trading price of the common shares on the day before notification of such election is given to the relevant employee. In addition, the participants could have elected to receive any vested or earned bonus amounts in restricted shares. These amounts were paid entirely in cash in August 2002.

      On May 20, 2002, we entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, our two Co-Presidents, and Mr. James F. Hoffman, our Executive Vice President, General Counsel and Secretary. The agreements provided for a retention payment for calendar year 2002 of $250,000 for each of Mr. Conforti and Mr. Patterson and $100,000 for Mr. Hoffman. The retention payments vested on a per diem basis from the beginning of calendar year 2002 so long as the participant remained employed by us or our affiliates. Any unvested portions of the bonus are forfeited in the event the participant voluntarily terminated his employment. Vested portions of the retention payments were payable upon the earlier of December 31, 2002 or at the discretion of the Compensation Committee of our Board of Trustees in the event of the consummation of various capital events. The entire retention payment was due and payable in the event the participant ceased to be an employee because of (i) a participant's death or disability, (ii) a change of control of Prime Group Realty Trust or (iii) our termination of a participant's employment without cause. In addition, in the event the terms of a participant's employment were materially diminished by us, the payment also became due. The foregoing retention payments are considered a 2002 performance bonus distribution for the purpose of calculating any termination compensation due under the participants' previously existing employment or severance agreements with us. These retention payments were paid by us in January 2003.

      The following is a summary of our share option activity, and related information for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share amounts):




                                                                Weighted Average
                                                  Shares            Exercise
                                                Subject to          Price Per
                                                 Option              Share
                                             -----------------------------------
Balance at January 1, 2000................       2,757,713           $16.30
Additional options granted................           7,500            15.13
Options canceled..........................        (201,850)           15.73
                                            ------------------------------------
Balance at December 31, 2000..............       2,563,363            16.35
Additional options granted................          33,400            14.31
Options exercised.........................          (1,625)           13.88
Options canceled or repurchased...........        (305,272)           15.89
                                            ------------------------------------
Balance at December 31, 2001..............       2,289,866            16.38
Options canceled or repurchased...........        (286,320)           18.41
                                            ------------------------------------
Balance at December 31, 2002..............       2,003,546           $16.09
                                            ====================================



      At December 31, 2002, options with respect to 1,924,227 common shares were exercisable with exercise prices ranging from $13.19 to $21.00 per share and a weighted average exercise price of $16.20 per share. The remaining weighted-average contractual life of these options was 5.65 years. The weighted-average grant date fair value of all options granted during the years ended December 31, 2001 and 2000 was $1.39 and $2.01, respectively.

13.  Related Party Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf at One North Wacker Drive which is owned by a third party. We have certain financial obligations relating to the space under the Citadel Lease Obligation. Mr. Jacque
M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. earned commissions of $0.2 million for services provided to us in 2002.

     On April 8, 2002, we announced the resignations of Mr. Michael W. Reschke from his position as Chairman of our Board and Mr. Richard S. Curto from his position as our Chief Executive Officer. Mr. Reschke continues to serve as a member of our Board. Mr. Curto's term as a member of our Board expired on May 31, 2002. We appointed Mr. Nardi as Acting Chairman of our Board on April 8, 2002. Prior to that date, Mr. Nardi was Vice Chairman of our Board since 1997. We appointed Mr. Nardi as Chairman of our Board on May 31, 2002.

      Mr. Reschke and Mr. Curto each entered into a separation agreement with us in connection with their resignations. The separation agreement applicable to Mr. Reschke provided for among other things, severance compensation of $625,000 and other accrued compensation of $42,000. The termination compensation to Mr. Reschke was paid in part in six monthly installments of $19,000 each, with the balance, with interest thereon determined in accordance with the agreement, paid on November 8, 2002. In addition, Mr. Reschke's unvested stock options and restricted stock awards were cancelled pursuant to his separation agreement. The separation agreement applicable to Mr. Curto provided, among other things, severance compensation of $935,000 and other accrued compensation of $90,000. The termination compensation to Mr. Curto was paid in part in six monthly installments of $32,000 with the balance, with interest thereon determined in accordance with the agreement, paid on November 8, 2002. In addition, Mr. Curto's unvested stock options and restricted stock awards became fully vested pursuant to his separation agreement in exchange for certain other concessions from Mr. Curto. Finally, on April 18, 2002, Mr. Curto voluntarily forfeited his options to acquire 175,000 of our common shares, which were granted to him at the time of our initial public offering.

      On August 5, 2002, we terminated a tax-deferred exchange trust relating to a deposit of a portion of net proceeds from a sale of land in February 2002. This resulted in $0.6 million of net proceeds being released to us, and resulted in the accrual of a $0.2 million payment to Mr. Nardi and affiliates of Mr. Nardi under a tax indemnification agreement entered into by us at our initial public offering. See Note 15 - Commitments and Contingencies to these Consolidated Financial Statements for additional information regarding this tax indemnification.

      On September 27, 2002, we terminated our lease of approximately 33,690 square feet at Bank One Corporate Center.

      At December 31, 2002 and 2001, respectively, we had a receivable of a $0.7 million and $0.1 million from Mr. Nardi and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period from October 2001 through December 2002. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance and rent continues to accrue at the rate of approximately $48,000 per month. The term of the master lease expires on the earlier of March 31, 2003 or the date the property is leased under qualifying leases. We have recorded such rent as a reduction of our basis in the property.

      At our initial public offering in November 1997, we entered into a consulting agreement with Mr. Nardi having an initial three-year term. The term of the consulting agreement automatically extended for additional one-year terms unless terminated by either party. In February 2002, and prior to the date Mr. Nardi became our Chairman, our Board approved a commission of $75,000 to Mr. Nardi in connection with a build-to-suit development (See "Business - Recent Developments"), which was paid to an affiliate of Mr. Nardi in October 2002.

      Since the resignations of our former Chairman and our former Chief Executive Officer on April 8, 2002, Mr. Nardi has devoted substantially all of his time and energy toward his duties as our new Chairman. Effective as of November 2002, the consulting agreement between Mr. Nardi and us was mutually terminated, and Mr. Nardi became a full-time employee. In light of the additional responsibilities assumed by Mr. Nardi since April 8, 2002, our Compensation Committee met in January 2003 and approved an increase in Mr. Nardi's compensation from $220,000 per year to a total of $400,000 per year, retroactive to April 8, 2002. Our Compensation Committee also approved a bonus of $400,000 for Mr. Nardi for 2002 and awarded Mr. Nardi 100,000 stock options at $5.02 per share (the closing price on the last trading day immediately prior to the award). These options vest over three years in one-third increments on each annual anniversary of the award.

      For the year beginning January 1, 2001, the Services Company elected to be treated as a Taxable REIT Subsidiary (as defined in the Code). On January 1, 2001 we acquired all of the outstanding common stock of the Services Company previously owned by Mr. Reschke and Mr. Curto and had the Services Company redeem all of the preferred stock outstanding previously held by the Operating Partnership. Effective January, 2001, we consolidate the operations of the Services Company.

      Prior to January 1, 2001, we owned 100% of the nonvoting preferred stock of the Services Company which had an initial carrying value of $0.4 million and we provided a loan in the amount of $4.8 million to the Services Company (unpaid interest expense was included in the line-of-credit balance described below), with interest at 11% per annum, payable quarterly and principal due November 2007.

      We also paid general and administrative expenses (primarily rent, salaries and benefits) of $0.6 million on behalf of the Services Company for the year ended December 31, 2000.

      We own a 50% common ownership interest in 77 West Wacker Drive, LLC ("77 LLC"), an unconsolidated joint venture that owns the property at 77 West Wacker Drive in Chicago, Illinois. In connection with our management of the property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 LLC. Such amounts for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:


                                                            2002        2001        2000
                                                         -------------------------------------
                                                                  (dollars in thousands)
Management fees (1)...................................   $  1,053   $  1,013       $   962
Payroll, leasing costs and other operating costs......      2,088      1,898         1,732



(1) We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis.

      During the year ended December 31, 2000 (prior to us consolidating its operations effective January 1, 2001), the Services Company provided us with development, construction, construction management, leasing and property management services, which are summarized as follows (dollars in thousands):


                                                          Year ended
                                                          December 31
                                                             2000
                                                       -------------------
       Development, construction and construction
          management................................     $    4,094
       Leasing......................................          1,806
       Property management..........................            458


      We had lease agreements with minority interest holders and certain affiliates, from which we recognized rental revenue of $0.2 million for the year ended December 31, 2000, and tenant reimbursements revenue of $0.1 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. In 2000, we provided $2.0 million to one of the minority interest holders, and certain affiliates for tenant improvements. During 2000, we also paid $0.2 million of lease commissions to a minority interest holder.

      We recognized rental revenue of $1.0 million from a nonaffiliated former minority interest holder (no longer an investor as of September 20, 2000) during 2000. This lease was terminated in 2000.

     The Operating Partnership acquired 29.6 acres of land in 2000 from Mr. Nardi for a total purchase price of $3.8 million paid in limited partner common units. On March 7, 2002, the Operating Partnership acquired 24.9 acres of land from Mr. Nardi for a total purchase price of $3.3 million paid in 344,331 limited partner common units. This purchase fulfilled our contractual requirements to acquire land from Mr. Nardi.

     We have a receivable at December 31, 2002 and 2001 of $26,000 and $0.4 million, respectively, due from PGI (included in other assets), relating to PGI's indemnification to us for certain costs of environmental remediation.

      During 2000, we recognized $2.0 million of lease commissions revenue (included in other revenue) from a consolidated real estate joint venture, representing the portion of the total lease commissions earned for which the other partner's minority interest in the joint venture is at risk.

      During 2000, prior to consolidating the operations of 180 North LaSalle Street effective August 1, 2000, we recognized $1.0 million of lease commissions revenue, net of commissions expense, (included in other revenue) for lease commissions earned related to 180 North LaSalle Street.

      We recognized property management fee income (included in Service Company revenue in 2002 and 2001 and other income in 2000) from an unconsolidated real estate joint venture in the amounts of $0.5 million during each of the years ended December 31, 2002, 2001 and 2000, respectively.

      Governor James R. Thompson, a Company Trustee, is the Chairman of a law firm which has provided legal services to us during 2002, 2001 and 2000. The law firm earned fees of $1.7 million, $2.8 million and $1.8 million for legal services provided to us in 2002, 2001 and 2000, respectively.

      During 2001, we elected not to use the proceeds from a property sale to acquire a replacement property but rather elected to use the proceeds for general corporate purposes. A portion of the gain on the sale of the property was covered by tax indemnity agreements with two partners in our Operating Partnership. As a result, for the year ended December 31, 2001, we recorded a $1.2 million tax indemnification loss (included in other expense) representing our liability to the partners for tax indemnity payments under these agreements.

      PGI leases 22,620 square feet of space at 77 West Wacker Drive, Chicago, Illinois, an office building owned by one of our unconsolidated real estate joint ventures. PGI paid rent and operating expense escalations to the joint venture totaling $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. PGI's lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice.

      During 2002, 2001 and 2000, we incurred rent expense of $35,600, $0.2 million and $0.2 million, respectively, under the terms of a month-to-month sublease with PGI. This sublease was terminated on February 28, 2002.

      On April 25, 2001, our Operating Partnership acquired 33,085 of our common shares of beneficial interest, $0.01 par value per share, from a former employee for a price of $0.5 million. The acquired shares have been pledged to the lenders under the Bank One Corporate Center mezzanine loan as collateral for certain obligations under the loan agreement. In connection with the acquisition, the former employee agreed to cancel all of his options granted pursuant to our 1997 Share Incentive Plan and an award agreement dated December 17, 1998 between us and the former employee in exchange for a payment equal to the net value of the options and we recorded the payment as compensation expense.

14.  Fair Values of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require disclosure of the fair value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

      We used the following methods and assumptions in estimating the fair value disclosures for financial instruments.

Cash and Cash Equivalents and Restricted Cash Escrows

      The carrying amount of cash and cash equivalents and restricted cash escrows reported in the consolidated balance sheets approximates their fair value.

      We maintain our cash and cash equivalents and restricted cash escrows at various financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe that the risk is not significant.

Mortgage and Notes Payable, Bonds Payable and Construction Financing

      The carrying amount of our variable and fixed rate debt (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

      At December 31, 2002, the fair value of our interest rate protection agreements is a net asset of $967.

15.  Commitments and Contingencies

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

      We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

      All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the state in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at December 31, 2002 and 2001). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties to recover the costs of certain environmental remedial action plans.

      We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner has placed in an escrow account $0.8 million (the maximum cost the previous owner has agreed to pay), which is being used in the clean up of the property and obtain a no further remediation letter from the Illinois Environmental Protection Agency approving the completion of our remediation work. Accordingly, we do not anticipate any material liability related to these environmental matters.

      In November 2001, at the request of the Department of the Army of the United States of America (the "DOA"), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium at 280 Shuman Boulevard in Naperville, Illinois (the "Atrium"). The DOA informed us that the property was located north of a former Nike Missile Base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene ("TCE") emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium, and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised it that the United States Environmental Protection Agency (the "EPA") has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA's position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability to it because of this TCE contamination.

      We have contracts to acquire 30.3 acres of land for approximately $2.4 million. These acres must be purchased by June 2003. We are required to make periodic installment payments, of which $0.3 million and $0.6 million was paid in 2002 and 2001 (amount included in property held for or under development), respectively.

      The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of our former executive officers which contributed properties to us during our initial public offering ("IBD Contributors") pursuant to which the Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD
Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 60% for the taxable year ending on December 31, 2002, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at December 31, 2002 is $4.3 million.

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

      The Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi who contributed properties to us during our initial public offering ("NAC Contributors"), pursuant to which the Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. On August 8, 2000, the NAC Contributors converted 927,100 general partner common units of the Operating Partnership into 927,100 limited partner common units. These limited partner common units are exchangeable for common shares on a one-for-one basis, or, at our option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the conversion, the tax indemnification agreement with the affiliates was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from our initial public offering. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 60% for the taxable year ending on December 31, 2002, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at December 31, 2002 is $12.1 million.

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

      In February 2002, we sold vacant land in Aurora, IL, a portion of which was covered by the tax indemnity with the NAC Contributor and deposited the proceeds into a tax-deferred exchange trust. In August 2002, we elected not to use the proceeds to acquire a replacement property, thereby triggering the tax gain on the sale. As a result, we have accrued indemnity payments of $0.2 million to the NAC Contributor and have recorded the corresponding loss in other expense.

      On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if the equity market capitalization of the Company is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, (ii) or immediately after we sell or otherwise disposes of the lesser of $100 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership which owns the property for a nominal amount and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at December 31, 2002 is $57.1 million.

      After  our  public  announcement  on  August  28,  2001  of  our  proposed acquisition by Cadim inc., an affiliate of CDP Capital and the Prime Group, Inc., an affiliate of Mr. Reschke, five purported class action lawsuits were filed against us and our trustees, three in the Circuit Court for Baltimore City, Maryland, one in the Circuit Court for Montgomery County, Maryland and one in the Circuit Court of Cook County (Chancery Division), Illinois. Also named as defendants in certain of the lawsuits are The Prime Group, Inc., Cadim, inc. and CDP Capital. The purported plaintiff classes consisted of our shareholders. The actions alleged, among other things, that the potential acquisition, which was subsequently withdrawn by Cadim in October 2001, would under compensate our shareholders for their common shares and that certain members of our board of trustees breached their fiduciary duties by allegedly engaging in a scheme to acquire our outstanding common shares at an inadequate purchase price. The plaintiffs in these lawsuits sought, among other things, certification of their classes, injunctive relief against the completion of the proposed acquisition and attorneys' fees and costs. Following the October 2001 withdrawal of the proposal by Cadim inc., the Company and the other parties to these lawsuits agreed to halt further proceedings until the possibility of a similar transaction is definitively foreclosed. Three of these lawsuits have been subsequently voluntarily dismissed by the parties to these lawsuits and the other two lawsuits are in the process of being voluntarily dismissed.

      We have a 50% common interest in an unconsolidated real estate joint venture which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. The venture has a $157.5 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $5.0 million. On March 12, 2001, we were replaced by its joint venture partner as the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse its joint venture partner its fifty percent share of any amount paid. As of December 31, 2002, $7.5 million was escrowed relating to the $157.5 million collar agreement. On January 6, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

16.  Property Acquisitions, Placed in Service and Dispositions

      The following properties were acquired, placed in service or sold in 2002, 2001 and 2000. The results of their operations are included in our consolidated statements of operations from their respective dates of acquisition.




                                                                          Acquisition         Month
                                                                       Cost/Construction    Acquired/
                    Property                      Location              Costs/Sales Price       Sold
-----------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)

2002 Acquisitions
Land:
   Aurora Land (1)                               Aurora, IL                 $  2,700         February
   Batavia Land (2)                              Batavia, IL                   2,400          March
   Carol Stream Land (2)                         Carol Stream, IL                800          March
                                                                       ------------------
                                                                            $  5,900
                                                                       ==================

2002 Sales
Land:
   Aurora Land (1)                               Aurora, IL                 $  7,000         February
   Aurora Land (3)                               Aurora, IL                    3,400         February
                                                                       ------------------
                                                                             $10,400
                                                                       ==================
Office:
   2000 York Road
     (Oak Brook Business Center) (4)             Oak Brook, IL
   2100 Swift Drive (4)                          Oak Brook, IL
   6400 Shafer Court (4)                         Rosemont, IL
   1699 E. Woodfield Road
     (Citibank Plaza) (4)                        Schaumburg, IL
   3800 and 3850 North Wilke Road and 3930
     Ventura Drive (Commerce Point) (4)          Arlington Heights, IL
   2205-2255 Enterprise Drive (Enterprise
     Office Center) (4)                          Westchester, IL
   1900 Algonquin Road/2000-2060
     Algonquin Road
       (Salt Creek Office Center/Sun Annex) (4)  Schaumburg, IL
   1700 East Golf Road
       (Two Century Centre) (4) Schaumburg, IL
   850, 860, 870 and 1000 Technology Way (Pine
     Meadows Corporate Center) (4)               Libertyville, IL
                                                                       ------------------
                                                                            $131,156            June
   Centre Square I (5)                           Knoxville, TN                 5,100          November
                                                                       ------------------
                                                                            $136,256
                                                                       ==================
Industrial:
   4430 Railroad Avenue (6)                      East Chicago, IN        $       600          December
                                                                       ==================

Joint Venture:
   300 West Monroe Street and 25 & 27
     South Wacker Drive (7)                      Chicago, IL               $  22,900          January
   Pine Meadows Corporate Center
      (Building E) (8)                           Libertyville, IL                  -           August
                                                                       ------------------
                                                                           $  22,900
                                                                       ==================
2002 Developments Placed In Service
   Bank One Corporate Center (9)                 Chicago, IL                $325,207          November
                                                                       ==================






                                                                          Acquisition         Month
                                                                       Cost/Construction    Acquired/
                    Property                           Location        Costs/Sales Price       Sold
-----------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)

2001 Acquisitions
Office and Industrial Properties:
   200 South Mitchell Court                       Addison, IL              $    6,100         August
                                                                       ==================

Land:
   Aurora Land (10)                               Aurora, IL               $    2,600         March
                                                                       ==================

2001 Sales
Office and Industrial:
   6700 Touhy (11)                                Niles, IL                $    5,700         March
   2675 N. Mayfair (12)                           Wauwatosa, WI                 8,800         April
   43-47 Hintz Road (13)                          Wheeling, IL                 11,700          May
                                                                       ------------------
Total office and industrial sold                                            $  26,200
                                                                       ==================
Land:
   Jorie Plaza (14)                               Oak Brook, IL            $    1,600         March
                                                                       ==================

2000 Acquisitions
Office and Industrial Properties:
   Enterprise Center II                           Westchester, IL          $    9,200        January
   6700 Touhy Avenue                              Niles, IL                     5,000         March
   7100 Madison                                   Willowbrook, IL               5,400         April
   555 Kirk Road                                  St. Charles, IL               2,600         April
   1543 Abbott Drive                              Wheeling, IL                  1,400         April
                                                                       ------------------
Total office and industrial acquired                                        $  23,600
                                                                       ==================

Land:
   Libertyville Office II Land                    Libertyville, IL         $    1,200        January
   Carol Stream Land (15)                         Carol Stream, IL              3,800         March
   Aurora Land (10)                               Aurora, IL                      500          June
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
                                                                       ==================



                                                                         Sales Price/         Month
                                                                          Acquisition       Acquired/
                    Property                           Location              Cost              Sold
-----------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
2000 Sales
Office and Industrial Properties:
   201 4th Avenue North (16)                      Nashville, TN                               April
   625 Gay Street (16)                            Knoxville, TN                               April
   4823 Old Kingston Pike (16)                    Knoxville, TN                               April
   398 Unit Parking Facility (16)                 Knoxville, TN                               April
                                                                       ------------------
                                                                            $  20,200

   2160 McGaw Road (17)                           Obetz, OH                                    June
   4849 Groveport Road (17)                       Obetz, OH                                    June
   2400 McGaw Road (17)                           Obetz, OH                                    June
   5160 Blazer Memorial Parkway (17)              Dublin, OH                                   June
   4411 Marketing Place (17)                      Columbus, OH                                 June
   600 London Road (17)                           Delaware, OH                                 June
                                                                       ------------------
                                                                               16,800

   122 South Michigan Avenue (18)                 Chicago, IL                  29,900         August
   33 North Dearborn                              Chicago, IL                  35,200       September
   320 Fullerton Avenue                           Carol Stream, IL             13,000       September
   2000 USG Drive                                 Libertyville, IL             11,200       September
   475 Superior Avenue                            Munster, IN                  12,600       September
   4100 Madison                                   Hillside, IL                    900       December
                                                                       ------------------
Total office and industrial sold                                             $139,800
                                                                       ==================

Land:
   Carol Stream Land (15)                         Carol Stream, IL         $    7,400         March
   475 Superior Avenue Land                       Munster, IN                     800          June
   Pine Meadows Center - Bldg. E (19)             Libertyville, IL              1,200        December
   300 West Monroe Street and 25 and
     77 South Wacker Drive Land (20)              Chicago, IL                  50,000        December
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
                                                                       ==================

Retail Center:
   371-385 Gary Avenue                            Carol Stream, IL         $    1,100         March
                                                                       ==================




(1) On February 28, 2002, we sold 52.5 acres of vacant land in Aurora, Illinois for $7.0 million resulting in a loss of $0.2 million. Approximately 33 acres of the 52.5 acres were acquired by us on February 28, 2002 for a purchase price of $2.7 million.

(2) These parcels were acquired by our Operating Partnership from affiliates of Mr. Stephen J. Nardi, a Trustee and Chairman of our Board, in exchange for 344,331 limited partner common units. These acquisitions complete our obligation under a contract entered into with affiliates of Mr. Nardi as part of our initial public offering.

(3) Our sale of this land resulted in a loss of $0.1 million. Our Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this sale, our Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10.4 million. Our Services Company subsequently contracted with a third party to sell this property for a purchase price of $10.4 million. We purchased and sold the property in October 2002. As part of the sale, the Services Company was required to master lease certain vacant space in the building for a total annual rent of approximately $0.3 million for up to two years or until the space was leased to another tenant. In October 2002, our obligation to master lease this space was mitigated upon the leasing of the space to another tenant. During the year ended December 31, 2002, our Services Company recognized $1.7 million of net income after applicable income taxes, as the construction manager in connection with the construction of the industrial build-to-suit building.

(4) On June 26, 2002, we completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131.2 million, excluding the assumption of $113.1 million of debt related to the properties (the "Blackstone Sale"). We recorded a $33.6 million provision for asset impairment during the quarter ended March 31, 2002 related to these properties based upon our revised holding period. We recorded an additional $3.7 million loss on sale during the nine months ended September 30, 2002, relating primarily to the write-off of certain deferred assets associated with these properties.

(5) On November 21, 2002, we sold the office building located at 620 Market Street, Knoxville, Tennessee for a gross sales price of $5.1 million and recorded a gain of $0.1 million in discontinued operations. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The remainder of the outstanding bonds that provided credit enhancement for the bonds was terminated in connection with this sale.

(6) Our sale of this property resulted in a gain of $0.4 million and is reflected in discontinued operations. Net proceeds from this sale of $0.6 million were deposited into escrow with the lender that provides credit enhancement on the bonds relating to this and other properties.

(7) On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

(8) On August 23, 2002, we transferred our 10% ownership interest in Pine Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property. We recorded a $0.5 million provision for asset impairment during the quarter ended March 31, 2002 related to this ownership interest.

(9) On August 1, 2002, we and the City of Chicago ("City") closed the tax increment financing assistance for our Bank One Corporate Center, pursuant to which we may be entitled to receive from the City, depending on the satisfaction of certain requirements, up to $10.0 million in tax increment assistance. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10.0 million (which is subject to reduction if certain requirements are not satisfied). Interest on the note accrues at the rate of 9.5% per year. Payments of the tax increment assistance are to be made each January 1 after the project is completed, and are to be made from 50% of the incremental real estate taxes attributable to our Bank One Corporate Center. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, we are required to forego such amounts. On November 1, 2002, upon satisfaction of the majority of the City's significant requirements, we recorded a promissory note receivable in the amount of $9.4 million (included in building and improvements) and related accrued interest for financial reporting purposes and correspondingly reduced development costs related to Bank One Corporate Center.

(10) We have contracts that require us to purchase an additional 30.3 acres by June 2003 for $2.4 million. This purchase will fulfill our obligation under these contracts. Certain quarterly installment payments are required.

(11) Our sale of this property resulted in a gain of $0.5 million. The proceeds of this sale were deposited into a tax deferred exchange trust and used to acquire 200 South Mitchell Court.

(12) Our sale of this property resulted in a gain of $0.3 million, with $8.0 million of the proceeds from this transaction were deposited into an escrow as additional collateral for the letters of credit that enhance $48.2 million of industrial revenue bonds.

(13) Our sale of this property resulted in a gain of $1.6 million. The proceeds of this sale were initially deposited into a tax deferred exchange trust. In November, 2001, we elected not to use these proceeds to acquire a replacement property but rather elected to use these proceeds for general corporate purposes. A portion of the gain on this property was covered by tax indemnity agreements with two partners in the Operating Partnership. As a result, we were liable to the partners for approximately $1.2 million of tax indemnity payments under these agreements.

(14) Our sale of this parcel of land adjacent to one of its office properties resulted in a gain of $0.4 million.

(15) These parcels were acquired from a limited partner common unit holder of the Operating Partnership.

(16) These properties were sold in a single transaction with a total sales price of $20.2 million resulting in a loss of approximately $3.9 million. A portion of the proceeds were used to pay off $17.3 million of tax-exempt bonds.

(17) These properties were sold in a single transaction with a total sales price of $16.8 million, resulting in a gain of $0.1 million. The proceeds were used to pay off a $7.5 million line of credit and $9.2 million was deposited into an escrow as collateral for existing tax-exempt bonds.

(18) On April 19, 1999, we sold approximately 161,710 net rentable square feet of our 122 South Michigan Avenue office building to National-Louis University (NLU), resulting in a gain of $3.8 million. As part of this sale, NLU also acquired an undivided 31.56% interest in certain common areas of the property. We continued to own the remaining 350,659 net rentable square feet of the building and were responsible for the management of the entire property. On August 21, 2000, the remaining portion of the building was sold, resulting in an additional gain of $2.4 million.

(19) We formed a joint venture with Multi-Employers Development Partnership, L.P. to develop the remaining two, three-story office buildings at our Pine Meadows Corporate Center in Libertyville, Illinois. The two buildings to be constructed would contain 202,000 rentable square feet. We had a 10% interest in the joint venture and, upon completion of the buildings, would receive ongoing management fees and a proportionate share of the earnings of the joint venture. On December 21, 2000, we contributed one of the two parcels of land. In exchange for this contribution, we received an initial capital account of $0.2 million, resulting in a gain of $0.4 million. We provided a guarantee to the joint venture for hard construction cost overruns, if any. We completed the first building in November 2001. We recorded our investment in the new joint venture using the equity method of accounting. On January 8, 2002, we received written notice from our joint venture partner, in accordance with the terms of the joint venture agreement, of its intent not to fund its capital contribution necessary to develop a second building. On August 23, 2002, we transferred our 10% ownership to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property. We continue to own the second parcel of land.

(20)   On  December  22,  2000,  we  contributed  these  parcels of land and two related mortgage notes totaling $28.0 million to a newly formed joint venture with an affiliate of Pritzker Realty Group, L.P. ("Pritzker"). In exchange for our contribution, we were credited with an initial net capital contribution of $21.0 million under the joint venture agreement, representing the fair market value of the land of $50.0 million reduced by the $28.0 million first mortgage note payable contributed and accrued real estate taxes and other transfer costs of $1.0 million. The value of our interest in the venture also included $13.0 million representing our share of the fair market value discounted cash flow attributable to leases for at least 300,000 square feet that Pritzker committed to enter into once the proposed building was constructed. As a result of this contribution, we recorded a loss of $7.7 million in 2000 representing the difference between our book value at the date of contribution, net of the $28.0 million of debt, and the total value of our interest in the joint venture. The joint venture intended to construct an approximately 1.2 million square foot office building on the site. We recorded our investment in the joint venture using the equity method of accounting. On January 16, 2002, we assigned our interest in the joint venture to our joint venture partner for $22.9 million and repaid the $16.5 million it borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million, plus a 10% compounded return. As a result of assessing the effect of the impending assignment of our interest in the joint venture, we recorded a $15.1 million provision for asset impairment during 2001 representing the difference between our investment in the joint venture and cash received in January 2002.

      On December 16, 1997, we acquired for approximately $51.2 million in cash and $5.1 million in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street. During 2000, we made additional advances of $10.9 million which were used to fund the redevelopment of the building and pay various operating expenses. The note provides for interest at an accrual rate of 9.64% per annum, and a minimum pay rate at the lower of 8.25% per annum, or $2.4 million annually, as defined, payable monthly. During 2000, we received interest income payments of $3.0 million. During the year ended December 31, 2000, $1.9 million of interest income was added to the principal balance.

      Included in the purchase of the first mortgage was a non-refundable option to acquire the existing $85.0 million second mortgage on the 180 North LaSalle Street property for $4.4 million in common units of the Operating Partnership. On August 1, 2000, we acquired the second mortgage which had an outstanding principal balance of $90.6 million under the terms of the option for $1.3 million of cash. On this date, we also redeemed and canceled $0.7 million of common units (45,287 common units), which were previously issued pursuant to the option. We will receive all of the economic benefits from our interest in the property and therefore, have consolidated the operations of the property effective August 1, 2000. We also have an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2.0 million. The Services Company provides property management and leasing services for the property pursuant to a 10-year management and leasing contract.

17.  Investments in Unconsolidated Joint Ventures

      We have investments in two joint ventures which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

      We own a 50% common interest in 77 LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at December 31, 2002 and 2001 was a deficit investment of $4.2 million and $5.3 million (included in deficit investment in unconsolidated entity), respectively, and includes our share of operations of $1.0 million, $1.5 million and $0.5 million in 2002, 2001 and 2000 (included in other income), respectively, net of our share of distributions received of $1.5 million in 2001 and contributions made of $1.1 million in 2002. Also included in our investment is $1.0 million and $4.7 million representing our share of amortization of the other comprehensive loss in 2002 and 2001 and includes our share of unrealized losses of $1.3 million and $3.6 million in 2002 and 2001(included in other comprehensive income), respectively, our share of losses reclassified into earnings from comprehensive income of $0.3 million and $0.3 million in 2002 and 2001 (included in other comprehensive income), respectively, and our share of the effect of adopting SFAS 133 of $1.4 million in 2001 (included in other comprehensive income). In addition, the joint venture owed us $9,574 and $0.2 million at December 31, 2002 and 2001, respectively for management fees and the reimbursement of payroll and other operating costs paid by us on behalf of 77 LLC property.

      We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2002 and 2001 was an equity investment of $1.4 million and $1.9 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations were $(0.2) million, $(0.3) million and $(0.2) million in 2002, 2001 and 2000 (included in other income), respectively, net of our share of distributions received of $0.2 million and $2.2 million in 2002 and 2001, respectively.

18.  Unaudited Pro Forma Condensed Consolidated Statements of Operations

      The accompanying unaudited Pro Forma Condensed Consolidated Statements of Operations are presented as if, at January 1, 2000, the Operating Partnership acquired and sold various office and industrial properties from and to various third parties (See Note 16 - Property Acquisition and Dispositions to these Consolidated Financial Statements). In our management's opinion, all adjustments necessary to reflect the effects of the above transactions have been made.

      The unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the actual results of operations would have been assuming the above mentioned transactions had occurred at the dates indicated above, nor do they purport to represent our future results of operations.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  Year ended December 31
                                                                2002                 2001
                                                         ----------------------------------------

Total revenue                                            $        182,504     $      182,013
                                                         ==================== ====================
Net loss                                                 $        (10,307)    $       (4,687)
                                                         ==================== ====================
Net Loss available to common shareholders                $        (21,587)    $      (16,838)
                                                         ==================== ====================
Loss per diluted common share                            $          (1.38)    $        (1.08)
                                                         ==================== ====================


19.  Segment Reporting

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers manage the operating segments separately because each operating segment represents a strategic business unit that has different issues and serve different markets. Our reportable operating segments include the office division and industrial division, with properties principally located in the Chicago metropolitan area. We evaluate our office and industrial divisions operations principally on their contribution to overall net income and funds from operations.

      The following summarizes our historical segment operating results for the years ended December 31, 2002, 2001 and 2000:


                                                                Year Ended December 31, 2002
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership      Total
                                                  ---------------------------------------------------------
                                                                   (dollars in thousands)
Revenue:
   Rental.......................................      $ 96,412      $ 13,597   $         -     $ 110,009
   Tenant reimbursements........................        53,195         5,270             -        58,465
   Other property revenues......................         6,239           425             -         6,664
   Mortgage note interest.......................             -             -             -             -
   Services Company revenue.....................             -             -         7,366         7,366
                                                  ---------------------------------------------------------
Total revenue...................................       155,846        19,292         7,366       182,504
Expenses:
   Property operations..........................        42,619         4,651             -        47,270
   Real estate taxes............................        33,253         4,183             -        37,436
   Depreciation and amortization................        26,245         5,512           617        32,374
   General and administrative...................             -             -         9,794         9,794
   Provision for asset impairment...............        22,143         1,749         6,203        30,095
   Severance costs..............................           483             -         2,042         2,525
   Services Company operations..................             -             -         4,811         4,811
Strategic alternative costs.....................             -             -         1,561         1,561
Other expense...................................             -             -           189           189
                                                  ---------------------------------------------------------
Total expenses..................................       124,743        16,095        25,217       166,055
                                                  ---------------------------------------------------------
Operating income................................        31,103         3,197       (17,851)       16,449
Other income....................................           327             2         1,861         2,190
Interest:
   Expense......................................       (34,465)       (1,726)       (4,021)      (40,212)
   Amortization of deferred financing costs.....        (1,902)       (1,019)       (1,438)       (4,359)
                                                  ---------------------------------------------------------
Income (loss) from continuing operations before
   minority interests...........................        (4,937)          454       (21,449)      (25,932)
FFO adjustments (1) (unaudited):
   Real estate depreciation and amortization....        26,151         5,505           322        31,978
   Straight-line rental revenue.................        (3,849)         (449)            -        (4,298)
   Straight-line rental revenue from
     joint venture........................                (311)            -             -          (311)
   Straight-line rental revenue from
     discontinued operations..............                 127             -             -           127
   Amortization of costs for leases assumed.....           836             -             -           836
   Loss on non-operating sales of real estate...             -        (1,603)            -        (1,603)
   Joint venture adjustments....................         3,386             -             -         3,386
   Adjustments for sales of operating
     properties.................................             -         1,315             -         1,315
   Adjustment for provision for asset impairment
                                                        22,143         1,749             -        23,892
   Adjustment for discontinued operations.......         5,540           147             -         5,687
   Net income allocated to preferred
     shareholders...........................                 -             -       (11,280)      (11,280)
                                                  ---------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue.........                49,086         7,118       (32,407)       23,797
Straight-line rental revenue....................         3,849           449             -         4,298
Straight-line rental revenue from joint venture.
                                                           311             -             -           311
Straight-line rental revenue from discontinued
   operations...................................          (127)            -             -          (127)
                                                  ---------------------------------------------------------
Funds from operations, including
   straight-line rental revenue.................       $53,119       $ 7,567      $(32,407)      $28,279
                                                  =========================================================



                                                                Year Ended December 31, 2001
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership      Total
                                                  ---------------------------------------------------------
                                                                   (dollars in thousands)
Revenue:
   Rental.......................................   $    97,216   $    11,250  $          -    $  108,466
   Tenant reimbursements........................        53,824         5,240             -        59,064
   Other property revenues......................         6,669           595             -         7,264
   Services Company revenue.....................             -             -         7,219         7,219
                                                  ---------------------------------------------------------
Total revenue...................................       157,709        17,085         7,219       182,013
Expenses:
   Property operations..........................        43,566         4,686             -        48,252
   Real estate taxes............................        32,113         3,227             -        35,340
   Depreciation and amortization................        24,542         6,000           714        31,256
   General and administrative...................             -             -         9,085         9,085
   Provision for asset impairment...............         4,574           325        15,438        20,337
   Services Company operations..................             -             -         6,898         6,898
Strategic alternative costs.....................             -             -         3,289         3,289
Other expense...................................             -             -         1,191         1,191
                                                  ---------------------------------------------------------
Total expenses..................................       104,795        14,238        36,615       155,684
                                                  ---------------------------------------------------------

Operating income................................        52,914         2,847       (29,396)       26,365
Other income....................................           794             2         3,791         4,587
Interest:
   Expense......................................       (38,195)       (3,759)       (1,260)      (43,214)
   Amortization of deferred financing costs.....        (1,844)         (446)       (1,629)       (3,919)
                                                  ---------------------------------------------------------
Income (loss) from continuing operations before
   minority interests...........................        13,669        (1,356)      (28,494)      (16,181)
FFO adjustments (1) (unaudited):
   Real estate depreciation and amortization....        24,467         5,991           270        30,728
   Straight-line rental revenue.................        (5,645)          884             -        (4,761)
   Straight-line rental revenue from
     joint venture........................                (535)            -             -          (535)
   Straight-line rental revenue from
     discontinued operations..............                (282)            -             -          (282)
   Amortization of costs for leases assumed.....           767             -             -           767
   Gain (loss) on sales of non-operating real
   estate.......................................           560          (155)            -           405
   Joint venture adjustments....................         3,351             -             -         3,351
   Adjustment for discontinued operations.......        10,357           173             -        10,530
   Net income allocated to preferred
     shareholders...........................                 -             -       (12,150)      (12,150)
                                                  ---------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue.........                46,709         5,537       (40,374)       11,872

Straight-line rental revenue....................         5,645          (884)            -         4,761
Straight-line rental revenue from joint venture.           535             -             -           535
Straight-line rental revenue from discontinued
   operations...................................           282             -             -           282
                                                  ---------------------------------------------------------
Funds from operations, including straight-line
   rental revenue (2)...........................   $    53,171  $      4,653   $   (40,374)   $   17,450
                                                  =========================================================



                                                                Year Ended December 31, 2000
                                                  ---------------------------------------------------------
                                                                                Corporate/
                                                                                Operating
                                                      Office      Industrial   Partnership      Total
                                                  ---------------------------------------------------------
                                                                   (dollars in thousands)

Revenue:
   Rental.......................................    $   99,210    $   15,734  $           -    $ 114,944
   Tenant reimbursements........................        50,553         5,618             -        56,171
   Other property revenues......................         7,656           199             -         7,855
   Mortgage note interest.......................         4,864             -             -         4,864
                                                  ---------------------------------------------------------
Total revenue...................................       162,283        21,551             -       183,834
Expenses:
   Property operations..........................        43,373         3,812             -        47,185
   Real estate taxes............................        29,685         4,518             -        34,203
   Depreciation and amortization................        21,912         5,701           716        28,329
   General and administrative...................             -             -        10,359        10,359
   Provision for asset impairment...............             -             -         1,000         1,000
Strategic alternative costs.....................             -             -           717           717
                                                  ---------------------------------------------------------
Total expenses..................................        94,970        14,031        12,792       121,793
                                                  ---------------------------------------------------------

Operating income................................        67,313         7,520       (12,792)       62,041
Other income....................................         1,103             9         6,401         7,513
Interest:
   Expense......................................       (40,026)       (5,064)       (2,084)      (47,174)
   Amortization of deferred financing costs.....        (4,915)         (550)         (707)       (6,172)
                                                  ---------------------------------------------------------
Income (loss) from continuing operations before
   minority interests...........................        23,475         1,915        (9,182)       16,208
FFO adjustments (1) (unaudited):
   Real estate depreciation and amortization....        21,871         5,699           253        27,823
   Straight-line rental revenue.................        (7,580)         (857)            -        (8,437)
   Straight-line rental revenue from
     joint venture........................                (751)            -             -          (751)
   Straight-line rental revenue from
     discontinued operations..............                (921)            -             -          (921)
   Amortization of costs for leases assumed.....           833             -             -           833
   Joint venture adjustments....................         3,291             -             -         3,291
   Gain (loss) on sales of non-operating real
     estate.....................................             -           606        (6,058)       (5,452)
   Adjustment for discontinued operations.......         9,712           194             -         9,906
   Net income allocated to preferred
     shareholders...........................                 -             -       (12,147)      (12,147)
                                                  ---------------------------------------------------------
Funds from operations, excluding
   straight-line rental revenue.........                49,930         7,557       (27,134)       30,353
                                                         7,580           857             -         8,437
Straight-line rental revenue....................
Straight-line rental revenue from joint venture.
                                                           751             -             -           751
Straight-line rental revenue from discontinued
   operations...................................           921             -             -           921
                                                  ---------------------------------------------------------
Funds from operations, including straight-line
   rental revenue(2)............................    $   59,182   $     8,414    $  (27,134)   $   40,462
                                                  =========================================================


(1) We compute Funds from Operations in accordance with standards established by the Board of Governors of National Association of Real Estate Investment Trust's) ("NAREIT"), in its April 2002 White Paper. In addition to this presentation, we also present funds from operations excluding straight-line rental revenue (i.e., rental revenues based on contractual lease terms), which we believe results in a more accurate presentation of our actual operating activities. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net (loss) income, as an indication of our performance or to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

 (2) In accordance with SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") gains or losses from extinguishments of debt would seldom, if ever, result in extraordinary item classification of the gain or loss associated with the extinguishment. Our adoption of SFAS 145 during 2002 reflects the reclassification of the loss on extinguishments of debt previously classified as an extraordinary item to expense resulting in a reduction of funds from operations previously reported of $0.2 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively.

      The following summarizes our segment assets as of December 31, 2002 and 2001, and expenditures for real estate for the years ended December 31, 2002, 2001 and 2000.


                                                                 December 31
                                                            2002             2001
                                                     ------------------------------------
                                                           (dollars in thousands)

Segment assets:
   Office........................................        $1,242,898        $1,313,195
   Industrial....................................           115,024           128,146
   Corporate/operating partnership...............            50,676            86,308
                                                     ------------------------------------
Total consolidated assets........................        $1,408,598        $1,527,649
                                                     ====================================



                                                                    Year ended December 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
                                                                    (dollars in thousands)

Expenditures for real estate:
   Office (1)....................................          $117,515         $  16,415        $  48,129
   Industrial....................................             5,714             7,462           35,491
   Corporate/operating partnership (includes
     property under development) (1).............               825           122,546           38,717
                                                     ------------------------------------------------------
Total expenditures for real estate...............          $124,054          $146,423         $122,337
                                                     ======================================================


(1) 2002 office expenditures include $108,660 relating to the transfer of Bank One Corporate Center from property held for or under development to an operating office property.

20.  Subsequent Events

      On January 7, 2003 we repaid $3.0 million of the Exchangeable Note from funds made available from the November 2002 sale of Centre Square I, a 93,711 square foot office building located in Knoxville, Tennessee.

      On January 16, 2003, a $157.5 million interest rate collar agreement pertaining to our 50% common interest in an unconsolidated real estate joint venture which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture.

      On February 5, 2003, we and our Board, after evaluating the proposal with our financial advisors, determined that we were not interested in pursuing the recapitalization proposal presented to us by Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investment Corporation (collectively, "Northland"), the existence of which proposal was previously disclosed by Northland on Amendments to its Schedule 13D filed on December 6, 2002 and December 20, 2002 with the Securities and Exchange Commission ("SEC") and by us on December 20, 2002 by a Form 8-K filed with the SEC. We instead decided to continue to pursue other strategic alternatives at this time, including but not limited to, a sale, merger or other business combination involving the entire Company. We then informed Northland on of the our determination after which Northland sent a letter to us stating that it was terminating all discussions and negotiations relating to a possible negotiated transaction and Northland publicly disclosed the foregoing letter pursuant to an Amendment to its Schedule 13D filed with the SEC on February 6, 2003.

      On February 6, 2003, in connection with the foregoing pursuit of our strategic alternatives, we also engaged Wachovia Securities, Inc. as financial advisor to assist us and our existing financing advisor, Merrill Lynch & Co., in our evaluation of its strategic alternatives.

      On February 19, 2003 we extended the maturity dates of two loans having a combined principal amount of $32.5 million from the same lender. The two loans consist of a $20.0 million loan having a previous maturity date of June 30, 2003 and a $12.5 million loan having a previous maturity date of November 15, 2003. Our interests in various properties secure the $20.0 million loan while the $12.5 million loan is secured by our interest in the 33 West Monroe Street property. The maturity dates for both of the loans were extended until November 15, 2004 at interest rates of LIBOR plus 7.00%.

      In February 2003, we entered into lease termination agreements with Arthur Andersen whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the 330 North Wabash Avenue property (IBM Plaza) lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003 which has been recorded in 2003 as rental revenue. We were required by the lenders to deposit the proceeds into escrow accounts for each property. The $1.1 million escrow for IBM Plaza is available to fund future tenant improvements and other re-leasing costs at the property. The $32.4 million escrow for 33 West Monroe Street may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under
(i)) is available to fund future tenant improvements and other re-leasing costs at the property. In connection with these terminations, we will record termination fee income in the first quarter of 2003 of $29.7 million which represents the above termination payments less outstanding receivables (including deferred rent receivable) related to these leases.

      In connection with the termination of Arthur Andersen's lease, we entered into new leases for an aggregate of 61,114 square feet, with 19,450 square feet being leased for an approximately ten-year term and the remaining 41,574 square feet of space being leased to two tenants for terms of approximately two years. Under one of these leases we received prepaid rent of $1.1 million.

      On March 10, 2003, we obtained a $195.0 million loan (the "Loan") secured by a first mortgage encumbering our One IBM Plaza office property (the "Property"). The Loan retired both the existing senior and mezzanine loans encumbering the Property. The Loan has a term of three years, with two one-year extension options exercisable for a fee of 0.25% of the Loan amount for each extension. The Loan does not require any scheduled repayments of principal prior to maturity. The Loan has an interest rate of 285 basis points over one-month LIBOR provided, that, the first $160.0 million of principal of the Loan has a minimum LIBOR rate of 2.0% and the remaining $35.0 million of principal of the Loan has a minimum LIBOR rate of 3.0%. This results in a blended minimum annual interest rate for the entire Loan of 5.03%. As required by the Loan documents, we obtained an interest rate cap of LIBOR at 6.6% for the term of the Loan. At closing, 330 LLC paid the lender a financing fee of 1.0% of the principal amount of the Loan. The loan may not be prepaid during the first twelve months of the Loan term, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

      We used the net proceeds from the Loan to (i) repay in full a $30.3 million mezzanine loan relating to the Property which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering the Property which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the Loan, and (iv) pay $8.5 million in partial repayment of the Exchangeable Note from SCPG plus $0.4 million of accrued interest and a $60,000 exit fee.

      Our Operating Partnership has guaranteed $4.0 million of the principal amount of the Loan and the cost of any remediation of asbestos required in connection with the leasing of the Property up to a maximum amount of $6.0 million. We are required under the Loan to place $3.0 million in escrow from the cash flow from the Property in 24 equal installments of $125,000 commencing in January 2004 to secure the cost of any necessary remediation in the future. The Property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in the Property is not friable and no remediation of the asbestos is necessary.


      The parking garage for the Property is located on land which we lease under a ground lease with a third party. In order to obtain certain modifications to the ground lease that were required by the lender, we agreed to increase the rent under the ground lease from $10,278 per month to $18,389 per month for its remaining term which ends in April 2019. One year of this rent was required to be prepaid at closing.

      Pursuant to the terms of the Loan, we are required to make monthly escrow deposits for real estate taxes, insurance and ground rent. In addition, commencing in January 2004, the lesser of $450,000 or available cash flow of the property per month is to be deposited into a tenant improvement/leasing commission reserve account (the "Account"). If there is available cash flow in excess of $450,000, any amounts in excess of $450,000 are required to be deposited into the Account to the extent any prior month(s) deposits were less than $450,000. If a certain leasing benchmark provided by the Loan is not satisfied at the Property by August 9, 2005, all net cash flow from the property is required to be deposited into the Account until an aggregate of $15.0 million has been deposited in the Account. However, in such event, if an aggregate of $9.0 million has not been deposited in the account by August 9, 2005, we are required to deposit any shortfall into the Account at that time. If an aggregate of $15.0 million has not been deposited by August 9, 2006, we are required to deposit any shortfall into the Account at that time. If the leasing benchmark is satisfied by August 9, 2005, $6.0 million must have been deposited into the Account and, if not, we are required to deposit any shortfall into the Account at that time. 330 LLC and the Operating Partnership, as guarantor, are responsible for any shortfalls. Letters of credit may be provided in lieu of cash deposits to the Account.

      On March 19, 2003, we closed a $75.0 million mezzanine loan provided by an affiliate of LNR Property Corporation ("LNR Loan"). The LNR Loan is secured by an assignment of membership interests in our affiliate owning the Bank One Corporate Center property. The LNR Loan, combined with $1.5 million of our own funds, retired an existing mezzanine loan ("Retired Loan") related to the property and related accrued interest. Our guarantees and financial covenants under the LNR Loan are substantially the same as those contained in the Retired Loan, except as discussed below.

      The LNR Loan matures on January 5, 2004, and may be extended for one year, provided certain conditions are satisfied, including payment of a 0.5% extension fee and the extension or refinancing of the construction loan encumbering the Property. The LNR Loan has a 15% annual interest rate with a 10% current pay rate, plus a 1% exit fee. Commencing April 1, 2003, and through and including January 1, 2004, we are required to deposit $0.8 million per month into a reserve account to fund commissions and other costs related to the Citadel Obligation. This deposit is subject to adjustment as additional leasing related to the Citadel Obligation is achieved. Additionally, if certain requirements contained in the loan documents are not satisfied by April 9, 2003, then the lender under the LNR Loan will earn an additional $1.0 million fee which has been placed in escrow.

      On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the entity that owns Bank One Corporate Center making us the sole owner of the property. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that is to be released upon the satisfaction of certain post closing obligations of our joint venture partner (and in all events on the first anniversary of the closing date). Our joint venture partner also agreed to continue to provide certain development services for a period of up to one year (or a lesser period as determined by us) for a monthly fee. Simultaneously with this transaction our joint venture partner paid us in full a loan previously made by us to them of $1.0 million plus accrued interest of $0.2 million.

      The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of the One IBM office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

      The 1999 Transaction was structured in a conventional manner with the advice of our legal and accounting tax advisors. We, based upon advice from our outside counsel and tax advisors, believe that the Service's position is without merit and is based on a misinterpretation of the law. We disagree with the proposed adjustments set for in the Service's preliminary reports and intend to seek administrative relief by appealing the findings of the preliminary reports (or any final examination reports issued in this matter) to the Appeals Office of the Service. We intend to vigorously challenge any proposed adjustments that cannot be resolved. At this time, we are not able to determine or to predict with any degree of certainty whether the issues will be agreed and resolved. It is possible that the issues will be the subject of a final administrative notice asserting liability, which would likely result in us filing a petition or complaint for relief in either the United States Tax Court, the United States Court of Federal Claims, or a United States District Court. We have not recorded a liability related to this matter.

      On March 25, 2003, we and PGI and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead by placed in an escrow to be used to fund the environmental remediation costs.





                                                                     PRIME GROUP REALTY TRUST

                                                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     AS OF DECEMBER 31, 2002
                                                                      (DOLLARS IN THOUSANDS)


                                                            Cost
                                             Initial        Capitalized Subsequent
                             Encumbrances(1)  Cost          to Acquisition
                             --------------- -------------- -----------------------                      Accumulated  Date of
                                                  Buildings                                                Depreci-  Acquisition (A)
                                                    and             Buildings          Building          ation at  Contribution(c)
                               December 31        Improve-             and                and             December 31 Placed in
                                  2002     Land   ements   Land  Improvements  Land   Improvements  Total    2002(2)   Service(P)
                              ------------------------------------------------------------------------------------------------------
Office
280 Shuman Blvd (3) ..........$       - $  1,261 $ 5,056  $   -  $     346  $  1,261 $    5,402  $   6,663     865    Nov. 1997 (A)
1701 Golf Road ...............   69,192   21,780  87,324    136     17,179    21,916    104,503    126,419  15,873    Dec. 1997 (A)
4343 Commerce Court(4).......         -    5,370  21,394    192      5,797     5,562     27,191     32,753   5,287    Nov. 1997 (A)
1600-1700 167th St............    2,704    1,073   4,291     70      1,080     1,143      5,371      6,514     966    Nov. 1997 (A)
1301 E. Tower Road(4).........        -    1,005   4,020     60      1,824     1,065      5,844      6,909     626    Nov. 1997 (A)
208 South LaSalle Street (5)..   43,734   12,310  49,042     20      7,306    12,330     56,348     68,678   8,871    Mar. 1998 (A)
33 West Monroe Street (6).....   67,000    5,619  95,850      1      1,111     5,620     96,961    102,581   9,669    Jan. 1999 (A)
National City Center  (5) (8).   64,810   14,806  90,300      -    (15,476)   14,806     74,824     89,630   9,631    Feb. 1999 (A)
800-810 Jorie Blvd  (5).......   22,484    5,619  24,089      -        417     5,619     24,506     30,125   2,128    Aug. 1999 (A)
IBM Plaza (7).................  150,000   39,664 208,898      -      5,278    39,664    214,176    253,840  17,400    Dec. 1999 (A)
Brush Hill Office Court.......    8,047    2,617  10,469      -        406     2,617     10,875     13,492     918    Dec. 1999 (A)
Enterprise Center II..........    5,916    1,783   7,376      -          -     1,783      7,376      9,159     553    Jan. 2000 (A)
7100 Madison Avenue...........    3,840    1,360   4,000      -          9     1,360      4,009      5,369     267    Apr. 2000 (A)
180 North LaSalle Street......   60,000   29,409  73,276      -     17,995    29,409     91,271    120,680   8,522    Aug. 2000 (A)
Bank One Corporate Center.....  208,198   22,622 302,586      -     11,058    22,622    313,644    336,266       0    Nov. 2002 (P)
                              ----------------------------------------------------------------------------------------
Total Office..................$ 705,925 $166,298 $987,971 $  479 $  54,330  $166,777 $1,042,301 $1,209,078  81,576
                              ------------------------------------- ----------------------------------------------------------------





                                                           PRIME GROUP REALTY TRUST

                                               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          AS OF DECEMBER 31, 2002
                                                          (DOLLARS IN THOUSANDS)

                                                            Cost
                                             Initial        Capitalized Subsequent
                             Encumbrances(1)  Cost          to Acquisition
                             --------------- -------------- -----------------------                      Accumulated  Date of
                                                  Buildings                                                Depreci-  Acquisition (A)
                                                    and             Buildings          Building          ation at  Contribution(c)
                               December 31        Improve-             and                and             December 31 Placed in
                                  2002     Land   ements   Land  Improvements  Land   Improvements  Total    2002(2)   Service(P)
                              ------------------------------------------------------------------------------------------------------
Industrial (Continued)
East Chicago Enterprise
   Center (3).................  $     -  $    7   $   139 $    - $      2   $     7   $    141  $     148  $      59   Nov. 1997 (C)
EC I (3)......................    2,900     595         -    62         -       657          -        657        166   Nov. 1997 (C)
EC II (3).....................    5,000      18     2,360     4     2,624        22      4,984      5,006      1,915   Nov. 1997 (C)
EC III (3)....................    4,500      20     7,038     6       672        26      7,710      7,736      2,399   Nov. 1997 (C)
EC IV (3).....................    2,600      11     1,217     2       539        13      1,756      1,769        646   Nov. 1997 (C)
Hammond Enterprise Center (3).        -      26       614     -       103        26        717        743        337   Nov. 1997 (C)
EC V (3)......................    5,000      81     2,883     -       263        81      3,146      3,227      1,429   Nov. 1997 (C)
EC VI (3).....................    4,900     101     2,936     -     1,385       101      4,321      4,422      1,623   Nov. 1997 (C)
Chicago Enterprise Center (3).        -     748       975    27        24       775        999      1,774        580   Nov. 1997 (C)
EC VII (3)....................        -     517     4,968    31     6,920       548     11,888     12,436      2,630   Nov. 1997 (C)
EC VIII (3)...................        -     124     2,493    27     2,575       151      5,068      5,219      2,511   Nov. 1997 (C)
EC IX (3) ....................        -     269     1,127     -       251       269      1,378      1,647        373   Nov. 1997 (C)
EC X (3) .....................        -     248     2,836    27       483       275      3,319      3,594      1,362   Nov. 1997 (C)
Arlington Heights I (3).......        -     617     2,638     -        27       617      2,665      3,282        800   Nov. 1997 (C)
Arlington Heights II(3).......        -     456     2,062     -        17       456      2,079      2,535        589   Nov. 1997 (C)
Arlington Heights III(3)......        -     452     1,938     -        18       452      1,956      2,408        553   Nov. 1997 (C)
1051 N. Kirk Road(4) (9)......        -     911     3,325     -    (1,913)      911      1,412      2,323        333   Nov. 1997 (A)
4211 Madison Street(4)........        -     690     2,745     -        10       690      2,755      3,445        357   Nov. 1997 (A)
200 E. Fullerton(4)...........        -     525     2,100     -       338       525      2,438      2,963        343   Nov. 1997 (A)
350 Randy Road(4).............        -     267     1,063     -       111       267      1,174      1,441        161   Nov. 1997 (A)
4300,4248,4250 Madison
   Street(4)..................        -   1,147     4,588     -       148     1,147      4,736      5,883        674   Nov. 1997 (A)
370 Carol Lane(4).............        -     527     2,107     9        47       536      2,154      2,690        275   Nov. 1997 (A)
388 Carol Lane(4).............        -     332     1,329     -       193       332      1,522      1,854        199   Nov. 1997 (A)
342-346 Carol Lane(4).........        -     600     2,398     -        72       600      2,470      3,070        324   Nov. 1997 (A)
343 Carol Lane(4).............        -     350     1,398     6        66       356      1,464      1,820        203   Nov. 1997 (A)
11039 Gage Avenue(4)..........        -     191       767     -        37       191        804        995        103   Nov. 1997 (A)
11045 Gage Avenue(4)..........        -   1,274     5,092     -       274     1,274      5,366      6,640        697   Nov. 1997 (A)
1401 S. Jefferson(4)..........        -     171       685     -        22       171        707        878        106   Nov. 1997 (A)
4160-4190 W  Madison Street(4)        -     931     3,708   132       606     1,063      4,314      5,377        500   Nov. 1997 (A)
550 Kehoe Blvd.(4)............        -     686     2,743    13        71       699      2,814      3,513        359   Nov. 1997 (A)
555 Kirk Road ................    1,551     520     2,108     -         -       520      2,108      2,628        142   Apr. 2000 (A)
1543 Abbott Drive.............      835     280     1,148     -         -       280      1,148      1,428         77   Apr. 2000 (A)
1455 Sequoia Drive (6)........    5,710   1,474     7,686     6       199     1,480      7,885      9,365        511   Aug. 2000 (P)
200 S. Mitchell...............    4,124   1,596     4,488     -        15     1,596      4,503      6,099        151   Aug. 2001 (A)
                                -------------------------------------------------------------------------------------
Total Industrial..............   37,120  16,762    85,702   352    16,199    17,114    101,901    119,015     23,487
                                -------------------------------------------------------------------------------------
Other Corporate Assets........   56,937       -       476     -     9,756         -     10,232     10,232      5,324
                                -------------------------------------------------------------------------------------
         Total................ $799,982$183,060$1,074,149  $831  $ 80,285 $ 183,891 $1,154,434  1,338,325    110,387
                                ====================================================================================


                            PRIME GROUP REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

(1) See Note 5 - Mortgages and Notes Payable, Bonds Payable and Construction Financing to these Consolidated Financial Statements for a description of our mortgage notes payable, credit facilities and bonds payable.

(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

 Building and improvements.........................     40 years
 Tenant improvements...............................     Term of related leases
 Furniture and equipment......................          3-7 years

(3) These properties cross-collateralize the letters-of-credit that enhance the industrial revenue bonds.

(4)  These properties cross-collateralize a $44.9 million mortgage note payable.

(5) A pledge of certain ownership interests in the entities which own these properties are collateral for a $20.0 million mortgage note payable.

(6) A pledge of 100% of the ownership interest in the entity which owns this property is collateral for a $12.5 million mortgage note payable.

(7) A pledge of 100% of the ownership interest in the entity which owns this property is collateral for a $27.1 million mortgage note payable.

(8) A $19.4 million provision for asset impairment was recognized in 2002 in order to reflect its fair market value at December 31, 2002.

(9) Mr. Nardi and certain of his affiliates are obligated to pay us rent for this property under a master lease agreement that expires on March 31, 2003. We have recorded this rent as a reduction of our basis in the property.


      The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $1.3 billion as of December 31, 2002. We have $21.1 million in property held or under development at December 31, 2002, for which the basis for federal income tax purposes approximated $10.7 million at December 31, 2002. The aggregate gross cost of our investment in unconsolidated real estate joint ventures, for federal income tax purposes was $108.7 million at December 31, 2002.

      The following table reconciles the Company's historical cost for the years ended December 31, 2002, 2001 and 2000:



                                                                    Year ended December 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
Balance, beginning of period.......................       $1,206,516        $1,180,206      $ 1,151,094
Additions during period............................          341,664            28,763          190,810
Property reclassified as held for sale.............                -                 -          (23,714)
Disposals during the period........................         (190,467)             (953)        (137,984)
Property impairments recorded during period........          (19,388)           (1,500)               -
                                                     ------------------------------------------------------
Balance, close of period...........................       $1,338,325        $1,206,516       $1,180,206
                                                     ======================================================


       The following table reconciles the accumulated depreciation for the years ended December 31, 2002, 2001 and 2000.



                                                                    Year ended December 31
                                                            2002             2001              2000
                                                     ------------------------------------------------------
Balance at beginning of period.....................     $     97,495      $     61,855     $     37,977
Depreciation and amortization for the period.......           33,428            35,665           33,022
Property reclassified as held for sale.............                -                 -             (977)
Disposals during the period........................          (20,536)              (25)          (8,167)
                                                     ------------------------------------------------------
Balance, close of period...........................      $   110,387      $     97,495     $     61,855
                                                     ======================================================




                                                       EXHIBIT 12.1

                                          PRIME GROUP REALTY TRUST AND THE PREDECESSOR

                                     STATEMENTS REGARDING COMPUTATION OF RATIOS OF EARNINGS
                                 TO COMBINED FIXED CHARGES AND PREFERRED SHARE DISTRIBUTIONS

                                                   (DOLLARS IN THOUSANDS)



                                                                 Year Ended December 31
                                    ------------------------------------------------------------------
                                        2002         2001         2000         1999         1998

                                    ------------------------------------------------------------------

Earnings (1) (2):
  (Loss) income from
   continuing operations
   before minority interest
   per  the consolidated
   financial statements .........   $  (25,932)  $  (16,181)   $  16,208    $  20,912   $  18,168
  Interest expense...............       40,212       43,214       47,174       37,018      27,826
  Amortization of debt issuance
   costs.........................        4,359        3,919        6,172        4,214       3,341
                                    ------------------------------------------------------------------
Earnings.........................   $   18,639   $   30,952    $  69,554    $  62,144   $  49,335
                                    ==================================================================

Fixed Charges (1) (2):
  Interest expense...............   $   40,212   $   43,214   $   47,174    $  37,018   $  27,826
  Capitalization of interest
    expense......................       29,946       23,874       14,232        7,986       2,498
  Amortization of debt issuance
   costs.........................        4,359        3,919        6,172        4,214       3,341
  Preferred share distributions..       11,280       12,150       12,147       12,103       7,971
                                    ------------------------------------------------------------------
Total fixed charges..............   $   85,797   $   83,157   $   79,725    $  61,321   $  41,636
                                    ==================================================================
  Ratio of earnings to combined
   fixed charges and preferred
   share distributions..........           -            -            -            1.01        1.18
                                    ==================================================================
  (Deficit) excess of earnings
    to combined fixed charges
    and preferred share
    distributions................   $  (67,158)  $  (52,205)  $  (10,171)  $       823  $   7,699
                                    ==================================================================
Funds from Operations (1) (2):
  Funds from operations..........   $   28,279   $   17,450   $   40,462    $  52,295    $ 45,865
  Interest expense...............       40,212       43,214       47,174       37,018      27,826
  Amortization of debt issuance
   costs.........................        4,359        3,919        6,172        4,214       3,341
  Preferred share distributions..       11,280       12,150       12,147       12,103       7,971
                                    ------------------------------------------------------------------
Adjusted funds from operations...   $   84,130   $   76,733    $ 105,955    $ 105,630   $  85,003
                                    ==================================================================
Fixed Charges (1) (2):
  Interest expense...............   $   40,212   $   43,214    $  47,174    $  37,018   $  27,826
  Capitalization of interest
    expense......................       29,946       23,874       14,232        7,986       2,498
  Amortization of debt issuance
   costs.........................        4,359        3,919        6,172        4,214       3,341
  Preferred share distributions..       11,280       12,150       12,147       12,103       7,971
                                    ------------------------------------------------------------------
Total fixed charges..............   $   85,797   $   83,157   $   79,725    $  61,321   $  41,636
                                    ==================================================================
  Ratio of funds from
   operations to combined
   fixed charges and preferred
   share distributions.........              -            -        1.33          1.73        2.04
                                    ==================================================================
  (Deficit) excess of funds from
    operations to combined
    fixed charges and preferred
    share distributions..........  $    (1,667) $   (6,424)   $  26,230     $  44,309   $  43,367
                                    ==================================================================



(1) Information for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold during 2002 from continuing operations to discontinued operations.

(2) Amortization of debt issuance costs for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated for the effects of adopting SFAS 145 by $0.2 million, $3.5 million, $1.8 million and $2.1 million, respectively, for the reclassification of extinguishment of debt from extraordinary to continuing operations.

                                  EXHIBIT 21.1

                            PRIME GROUP REALTY TRUST

                         SUBSIDIARIES OF THE REGISTRANT

                                DECEMBER 31, 2002

      The following represents the Prime Group Realty Trust's (the "Company") and Prime Group Realty, L.P.'s (the "Operating Partnership") operating subsidiaries (the Company and the Operating Partnership have a majority interest or control) and related properties as of December 31, 2002:


                        Entity                                                 Property
--------------------------------------------------------------------------------------------------------------
33 N. Dearborn SPC, Inc. (11)                            Former member of 33 N. Dearborn, L.L.C.
33 N. Dearborn, L.L.C. (3), (7)                          Former owner of 33 N. Dearborn
33 W. Monroe, L.L.C. (3), (7)                            33 W. Monroe Street
33 W. Monroe - I, L.L.C. (7)                             Member of 33 W. Monroe, L.L.C.
43 Hintz Road, L.L.C. (7)                                Former owner of 43-47 Hintz Road
77 West Wacker Drive, L.L.C. (7)                         77 West Wacker Drive
77 West Wacker Limited Partnership (1), (3), (8)         IBM Plaza, Brush Hill Office Center
180 Kehoe Blvd., L.L.C. (4), (7)                         Former owner of certain property held for
                                                            development
180 N. LaSalle, L.L.C. (3), (7)                          Owns mortgage note receivables on 180 N. LaSalle
200 E. Fullerton, L.L.C. (3), (7)                        200 E. Fullerton
200 S. Mitchell Court, L.L.C. (7)                        200 S. Mitchell Court
280 Shuman Blvd., L.L.C. (7)                             280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (7)                         IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (7)                      Member of 330 N. Wabash Avenue, L.L.C.
342 Carol Lane, L.L.C. (3), (7)                          342-346 Carol Lane
343 Carol Lane, L.L.C. (3), (7)                          343 Carol Lane
350 Randy Road, L.L.C. (3),(7)                           350 Randy Road
370 Carol Lane, L.L.C. (3),(7)                           370 Carol Lane
371 N. Gary Avenue, L.L.C. (3)(7)                        Former owner of 371-385 N. Gary Avenue
388 Carol Lane, L.L.C. (3),(7)                           388 Carol Lane
455 Academy Drive, L.L.C. (7)                            Former owner of 455 Academy Drive
475 Superior Avenue, L.L.C. (7)                          Former owner of 475 Superior Avenue
550 Kehoe Blvd., L.L.C. (3), (7)                         550 Kehoe Blvd.
555 Kirk Road, L.L.C. (7)                                555 Kirk Road
800 Jorie Blvd., L.L.C. (3), (7)                         800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (7)                    Member of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (3), (7)                       1051 N. Kirk Road





                        Entity                                                 Property
--------------------------------------------------------------------------------------------------------------
1301 E. Tower Road, L.L.C. (3), (7)                      1301 E. Tower Road (Narco Tower)
1401 S. Jefferson, L.L.C. (3), (7)                       1401 S. Jefferson
1455 Sequoia Drive, L.L.C. (7)                           1455 Sequoia Drive
1543 Abbott Drive, L.L.C. (7)                            1543-1547 Abbott Drive
1600 167th Street, L.L.C. (3), (7)                       1600-1700 167th Street (Narco River Business Center)
1699 E. Woodfield Road, L.L.C. (3), (7)                  1699 E. Woodfield Road (Citibank Office Plaza)
1990 Algonquin Road, L.L.C. (7)                          1990 Algonquin Road (Sun Annex)
2000 USG Drive, L.L.C. (7)                               Former owner of Libertyville Business Park, 2000
                                    USG Drive
2000 York Road, L.L.C. (3), (7)                          2000 York Road (2000 York Brook)
2010 Algonquin Road, L.L.C. (7)                          2000-2060 Algonquin Road (Salt Creek Office Center)
2100 Swift Drive, L.L.C. (3), (7)                        2100 Swift Drive
2305 Enterprise Drive, L.L.C. (7)                        Owner of 2305 Enterprise Drive
2675 N. Mayfair Road, L.L.C. (7)                         Former owner of 2675 N. Mayfair Road (Wauwatosa
                                    Building)
4100 Madison Street, L.L.C. (3), (7)                     Former owner of 4100 West Madison Street
4160 Madison Street, L.L.C. (3), (7)                     4160-4190 West Madison Street
4211 Madison Street, L.L.C. (3), (7)                     4211 Madison Street
4300 Madison Street, L.L.C. (3),(7)                      4300, 4248, 4250 Madison Street
4343 Commerce Court, L.L.C. (3), (7)                     4343 Commerce Court (The Olympian Office Center)
6400 Shafer Court, L.L.C. (3), (7)                       6400 Shafer Court
6700 Touhy Avenue, L.L.C. (7)                            Former owner of 6700 Touhy Avenue
7100 Madison, L.L.C. (7)                                 7100 Madison
11039 Gage Avenue, L.L.C. (3), (7)                       11039 Gage Avenue
11045 Gage Avenue, L.L.C. (3), (7)                       11045 Gage Avenue
Arlington Heights I, L.P. (1), (8)                       425 E. Algonquin Road
Arlington Heights II, L.P. (1), (8)                      425 E. Algonquin Road
Arlington Heights III, L.P. (1), (8)                     425 E. Algonquin Road
BRE/City Center, L.L.C. (7)                              National City Center
Brush Hill Office Center, L.L.C. (7)                     Brush Hill Office Court
Centre Square II, Ltd. (1) (9)                           Former owner of 625 Gay St.
Dearborn Center, L.L.C. (4), (7)                         Bank One Corporate Center
DeKalb Business Park, L.L.C. (4), (7)                    Property held for development
East Chicago Enterprise Center Limited Partnership
   (1), (2), (8)                                         4440 and 4635 Railroad Avenue
Enterprise Center I, L.P. (1), (4), (8)                  4407 Railroad Avenue
Enterprise Center II, L.P. (1), (8)                      4407 Railroad Avenue (Bldg 2)
Enterprise Center III, L.P. (1), (8)                     4407 Railroad Avenue (Bldg 3)
Enterprise Center IV, L.P. (1), (8)                      4407 Railroad Avenue (Bldg 4)
Enterprise Center V, L.P. (1), (8)                       4531 Columbia Avenue
Enterprise Center VI, L.P. (1), (8)                      4527 and 4531 Columbia Avenue
Enterprise Center VII, L.P. (1), (8)                     13535 - B South Torrence Avenue
Enterprise Center VIII, L.P. (1), (8)                    13535 - A and D South Torrence Avenue
Enterprise Center IX, L.P. (1), (8)                      13535 - E, F and G South Torrence Avenue







                        Entity                                                 Property
--------------------------------------------------------------------------------------------------------------
Enterprise Center X, L.P. (1), (8)                       13535 - C and H South Torrence Avenue
Enterprise Drive, L.L.C. (7)                             2205-2255 Enterprise Drive (Enterprise Office
                                     Center)
Hammond Enterprise Center Limited Partnership (1),
   (2), (8)                                              4507 and 4527 Columbia Avenue
Kemper/Prime Industrial Partners (1), (2), (4),
   (10)                                                  13535 South Torrence Avenue
Kimberly East, L.L.C. (4), (7)                           Former owner of certain property under development
Kimberly West, L.L.C. (7)                                Former owner of Vacant Land in Carol Stream,
                                    Illinois
LaSalle-Adams, L.L.C. (3), (7)                           208 South LaSalle Street
Libertyville Corporate Office Park, L.L.C. (4),          Pine Meadows Center
   (7)
Libertyville Corporate Office Park II, L.L.C. (7)        Owner of Vacant Land adjacent to 80 Pine Meadow
                                                            Corporate Office Park
Libertyville Corporate Office Park III, L.L.C. (7)       1000 Technology Way, Building D
Libertyville Industrial, L.L.C. (7)                      Libertyville Business Park
Michigan-Adams, L.L.C. (7)                               Former owner of floors 8-20, the penthouse and
                                                            68.44% of common elements of 122 S. Michigan
Monroe-Wacker, L.L.C. (4), (7)                           Former owner of Monroe/Wacker Development Property
Monroe-Wacker Office, L.L.C. (7)                         Holder of option to acquire interest in FrankMon,
                                                            L.L.C., owner of Monroe/Wacker Development Parcel
Nashville Office Building I, Ltd. (1) (9)                Former owner of 201 4th Ave. N.
Oak Brook Business Center, L.L.C. (6), (7)               None
Old Kingston Properties, Ltd. (1) (9)                    Former owner of 4823 Old Kingston Pike
PGR Finance I, Inc. (11)                                 Member of Wilke-Ventura, L.L.C.
PGR Finance II, Inc. (11)                                Member of LaSalle-Adams, L.L.C.
PGR Finance III, Inc. (11)                               Member of Eight of  the L.L.C's described above
PGR Finance IV, Inc. (11)                                Member of 371 N. Gary Avenue, L.L.C. former owner
                                                            of 371-385 N. Gary Avenue and Member of 1600
                                                            167th Street., L.L.C.
PGR Finance V, Inc. (11)                                 Member of 1699 E. Woodfield Road, L.L.C.
PGR Finance VII, Inc. (11)                               Member of 6400 Shafer Court, L.L.C.
PGR Finance VIII, Inc. (11)                              Limited Partner of 77 West Wacker Limited
                                                            Partnership
PGR Finance IX, Inc. (11)                                Member of 2000 York Road, L.L.C.
PGR Finance X, Inc. (11)                                 Member of Two Century Center, L.L.C.
PGR Finance XI, Inc. (11)                                Member of 180 N. LaSalle, L.L.C.
PGR Finance XII, Inc. (11)                               Member of 33 W. Monroe, L.L.C.







                        Entity                                                 Property
--------------------------------------------------------------------------------------------------------------
PGR Finance XIII, Inc. (11)                              Member of Six of the L.L.C.'s described above
PGR Finance XIV, Inc. (11)                               Member in 1051 N. Kirk Road, L.L.C. of 4343
                                                            Commerce Court, L.L.C.
PGR Finance XV, L.L.C. (7)                               Member of Brush Hill Office Center, L.L.C.
PGR Finance XVI, Inc. (11)                               None
PGR Finance XVII, Inc. (11)                              Member of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (7)                              Member of 2305 Enterprise, L.L.C.
PGR Finance VI, Inc. (11)                                Member of 2100 Swift Drive, L.L.C.
PGR Finance XX, Inc. (11)                                None
PGR Finance XIX, Inc. (11)                               None
PGR Finance XVIII, Inc. (11)                             None
Phoenix Office, L.L.C. (7)                               Investment in Plumcor/Thistle, L.L.C., owner of
                                                            Thistle Landing in Phoenix, Arizona
Pine Meadow, L.L.C. (4), (7)                             Building E in development in Pine Meadows Corporate
                                                            Office Park
Prime Aurora, L.L.C. (4), (7)                            Property under development
Prime/Beitler Development Company, L.L.C. (4),
   (5), (7)                                              Sole member of Dearborn Center, L.L.C.
Prime Columbus Industrial, L.L.C. (7)                    Former owner of 6 Ohio Properties

Prime Group Management, L.L.C. (7)                       Manager of Continental Towers
Prime Rolling Meadows, L.L.C. (4), (7)                   Property held for development
Professional Plaza, Ltd. (1), (9)                        620 Market Street (Professional Plaza)
Triad Parking Company, Ltd. (1) (9)                      Former owner of 398-Unit Parking Facility
Two Century Centre, L.L.C. (3), (7)                      1700 East Golf Road (Two Century Centre)
Wilke - Venture, L.L.C. (3), (7)                         3800 and 3850 North Wilke Road and 3930 Ventura
                                                            Drive (Commerce Point)



(1)    Represents  entities and properties  previously  owned by the Predecessor
       and  whose  operations  were  included  in  the  Predecessor's   combined
       financial statements.
(2)    These entities have divided the ownership of the related properties.
(3) We have an indirect ownership interest in these entities through wholly owned subsidiaries (PGR Finance I-XIV and XVI-XVII, Inc. and 33 N. Dearborn SPC, Inc.).
(4) These entities own parcels of land that are currently held for or under development.
(5) We own approximately 90% of the entity and the remaining ownership interest has been reflected as minority interest- other at December 31, 1999.
(6)    These subsidiaries currently do not own any property.
(7)    Delaware Limited liability Company
(8)    Illinois Limited Partnership
(9)    Tennessee Limited Partnership
(10)   Illinois General Partnership
(11)   Delaware Corporation
(12)   Illinois Limited Liability Company
(13)   Arizona Limited Liability Company
(14)   Delaware Limited Partnership

                                  EXHIBIT 23.1







                         CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-70369) of Prime Group Realty Trust and in the Registration Statement (Form S-8 No.333-67940) pertaining to the Prime Group Realty Trust Share Incentive Plan of our report dated March 19, 2003 (except for Note 20, as to which the date is March 25, 2003), with respect to the consolidated financial statements of Prime Group Realty Trust included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



                                                          /s/ Ernst & Young LLP

Chicago, Illinois
March 26, 2003