Form 10-Q
period 2003-03-31
PRIME GROUP REALTY TRUST
filed 2003-05-14
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On May 13, 2003, 15,725,629 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)                  PAGE

           Consolidated Balance Sheets as of March 31, 2003 and
             December 31, 2002                                                4

           Consolidated Statements of Operations for the Three Months
              Ended March 31, 2003 and 2002                                   5

           Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2003 and 2002                            6

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             29

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                     45

Item 4.    Controls and Procedures                                           46

Part II:   Other Information

Item 1.    Legal Proceedings                                                 47
Item 2.    Changes in Securities and Use of Proceeds                         47
Item 3.    Defaults Upon Senior Securities                                   47
Item 4.    Submission of Matters to a Vote of Security Holders               47
Item 5.    Other Information                                                 47
Item 6.    Exhibits and Reports on Form 8-K                                  48

Signatures                                                                   50

Certifications                                                               51

Forward-Looking Statements

    Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our development and short-term operational activities; risks related to the office and industrial markets in which our properties compete, including adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2003.

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

    In addition, historical results and percentage relationships set forth in this Quarterly Report on Form 10-Q are not necessarily indicative of future operations.

Item 1.        Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)



                                                                  March 31      December 31
                                                                    2003            2002
                                                              ---------------------------------
Assets Real estate, at cost:
  Land......................................................    $   169,054     $   183,891
  Building and improvements.................................        973,475       1,032,669
  Tenant improvements.......................................        109,765         111,547
  Furniture, fixtures and equipment.........................         10,245          10,218
                                                              ---------------------------------
                                                                  1,262,539       1,338,325
  Accumulated depreciation..................................       (109,447)       (110,387)
                                                              ---------------------------------
                                                                  1,153,092       1,227,938
  Property held for or under development....................         20,151          20,158
                                                              ---------------------------------
                                                                  1,173,243       1,248,096

 Property held for sale (including $1,968 of
   restricted cash escrows).................................         81,388               -
Investments in unconsolidated entities......................          1,242           1,440
Cash and cash equivalents...................................          7,116          15,800
 Receivables,  net of  allowance  of $2,077  and  $1,867
  at March 31,  2003 and December 31, 2002, respectively:
    Tenant..................................................          2,314           1,595
    Deferred rent...........................................         20,148          22,351
    Other...................................................            519           2,453
Restricted cash escrows.....................................         79,831          58,933
Deferred costs, net.........................................         54,823          53,943
Other.......................................................          3,997           3,987
                                                              ---------------------------------
Total assets................................................     $1,424,621     $ 1,408,598
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................   $    612,326    $    671,340
Mortgage note payable related to property held for sale.....         64,306               -
Bonds payable...............................................         24,900          24,900
Construction financing......................................        229,617         208,198
Accrued interest payable....................................          6,179          21,818
Accrued real estate taxes...................................         32,353          36,642
Accrued tenant improvement allowances.......................         26,011          33,172
Accounts payable and accrued expenses.......................         18,592          16,981
 Construction costs payable, including retention
   of $4,467 and $5,034 at March 31, 2003 and
   December 31, 2002,  respectively.........................          8,262          12,896
Liabilities for leases assumed..............................         18,108          21,692
Deficit investment in unconsolidated entity.................          5,382           4,223
Other.......................................................         10,255          10,654
                                                              ---------------------------------
Total liabilities...........................................      1,056,291       1,062,516
Minority interests:
  Operating Partnership.....................................        107,475          98,643
  Other.....................................................              -           2,000
Shareholders' equity:
  Preferred Shares,  $0.01 par value;  30,000,000 shares
   authorized:  Series B - Cumulative Redeemable
   Preferred Shares, 4,000,000 shares designated, issued and
    outstanding at March 31, 2003 and December 31, 2002.....             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; and 15,689,623 shares issued and
    outstanding at March 31, 2003 and December 31, 2002.....            157             157
  Additional paid-in capital................................        330,379         330,327
  Accumulated other comprehensive loss......................         (5,515)         (6,008)
  Distributions in excess of earnings.......................        (64,206)        (79,077)
                                                              ---------------------------------
Total shareholders' equity..................................        260,855         245,439
                                                              ---------------------------------
Total liabilities and shareholders' equity..................     $1,424,621      $1,408,598
                                                              =================================



                       See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months ended
                                                                  March 31
                                                           2003               2002
                                                    --------------------------------------
Revenue:
Rental.............................................     $  26,218         $   24,240
Lease termination fees.............................        29,712                667
Tenant reimbursements..............................        15,382             13,970
Other property revenues............................         1,342              1,460
Services Company revenue...........................           658              1,431
                                                    --------------------------------------
Total revenue.......................................       73,312             41,768

Expenses:
Property operations................................        11,735             10,793
Real estate taxes..................................        10,180              9,410
Depreciation and amortization......................         9,482              7,167
General and administrative.........................         2,320              1,975
Services Company operations........................           560              1,135
Provision for asset impairment.....................             -              5,171
Strategic alternative costs........................            53                262
                                                    --------------------------------------
Total expenses.....................................        34,330             35,913
                                                    --------------------------------------

Operating income...................................        38,982              5,855
 Other income......................................           496                837
   Interest:
     Expense.......................................       (15,299)            (8,661)
     Amortization of deferred financing costs......        (1,622)              (694)
                                                    --------------------------------------
Income (loss) from continuing operations before            22,557             (2,663)
  minority interests...............................
Minority interests.................................        (8,358)             3,585
                                                    --------------------------------------
Income from continuing operations..................        14,199                922
Discontinued operations, net of minority interests
  of $(474) and $12,882 in 2003 and 2002,
  respectively.....................................           672            (18,714)
                                                    --------------------------------------
Income (loss) before loss on sales of real estate..        14,871            (17,792)
Loss on sales of real estate, net of minority
  interests of  $218 in 2002.......................             -               (315)
                                                    --------------------------------------
Net income (loss) .................................        14,871            (18,107)
Net income allocated to preferred shareholders.....        (2,250)            (3,199)
                                                    --------------------------------------
Net income (loss) available to common shareholders.     $  12,621         $  (21,306)
                                                    ======================================

Basic and  diluted  earnings  available  to
 common  shares per  weighted-average
  common share:
Income (loss) from continuing operations...........     $   0.76         $     (0.15)
Discontinued operations, net of minority interests.         0.04               (1.19)
Loss on sales of real estate, net of minority
  interests........................................            -               (0.02)
                                                    --------------------------------------
Net income (loss) available per weighted-average
  common share of beneficial interest -basic and
  diluted..........................................     $   0.80         $     (1.36)
                                                    ======================================


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                             Three Months ended
                                                                  March 31
                                                           2003               2002
                                                    --------------------------------------

Operating activities
Net income (loss) ..............................       $   14,871         $  (18,107)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Amortization of discount on notes payable...              158                  -
    Amortization of costs for leases assumed
      (included in rental revenue)..............              320                163
    Loss on sales of real estate................                -                533
    Depreciation and amortization (including
      discontinued operations)..................           11,659             10,348
    Provision for asset impairment (asset
      impairments of $33,634 in 2002 included
      in discontinued operations)...............                -             38,805
    Net equity in income of unconsolidated
      investments...............................             (303)              (301)
    Minority interests (including discontinued
      operations)...............................            8,832            (16,685)
    Changes in operating assets and liabilities:
      Decrease in receivables...................            3,575                617
      Increase in other assets..................             (125)              (517)
      (Decrease) increase in accrued interest
        payable.................................          (15,639)               316
      Decrease in accrued real estate taxes.....           (4,289)            (6,124)
      Increase (decrease) in accounts payable
        and accrued expenses....................            2,018             (3,708)
      Decrease in other liabilities.............             (399)              (154)
                                                    --------------------------------------
Net cash provided by operating activities.......           20,678              5,186

Investing activities
Expenditures for real estate and equipment......          (27,912)           (42,149)
Proceeds from sales of real estate..............                -              9,922
(Increase) decrease in restricted cash escrows..          (22,866)            22,466
Leasing costs...................................           (4,570)            (2,340)
Proceeds from assignment of joint venture
  interest......................................                -             22,937
Distributions from unconsolidated entities, net.            2,219              1,151
                                                    --------------------------------------
Net cash (used in) provided by investing
  activities....................................          (53,129)            11,987

Financing activities
Financing costs.................................           (2,786)            (1,155)
Proceeds from mortgages and notes payable.......          195,000                321
Repayment of mortgages and notes payable........         (189,866)           (23,514)
Repayment of bonds payable......................                -            (23,250)
Proceeds from construction financing............           21,419             35,560
Dividends paid to Series B - preferred
  shareholders..................................                -             (2,250)
Dividends paid to Series A - preferred
  shareholder...................................                -               (750)
                                                    --------------------------------------
Net cash provided by (used in) financing
  activities....................................           23,767            (15,038)
                                                    --------------------------------------
Net (decrease) increase in cash and cash
  equivalents...................................           (8,684)             2,135
Cash and cash equivalents at beginning of year..           15,800              6,582
                                                    --------------------------------------
Cash and cash equivalents at end of period......       $    7,116         $    8,717
                                                    ======================================

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                   (continued)

    During the three months ended March 31, 2003 and 2002, respectively, we sold assets, net of assumed liabilities, as follows:


                                                        Three Months
                                                       Ended March 31
                                                     2003           2002
                                                ------------------------------

Real estate, net.............................   $         -     $   10,059
Other liabilities and assets, net............             -            396
                                                ------------------------------
Net assets sold..............................             -         10,455
Proceeds from sales of real estate...........             -          9,922
                                                ------------------------------
Gain on sales of real estate.................   $         -     $      533
                                                ==============================


    The following represents supplemental disclosure of significant non-cash activity for the three months ended March 31, 2003 and 2002:


                                                         Three Months
                                                        Ended March 31
                                                      2003           2002
                                                 ------------------------------
Real estate additions through the increase
  in accrued interest payable
  on construction financing..................    $         -     $    1,809
Real estate additions through the issuance
  of partnership units to minority interest..              -          3,210
                                                 ------------------------------
                                                 $         -     $    5,019
                                                 ==============================


                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 27, 2003 ("Form 10-K").

    Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.      Formation and Organization

    We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. We are the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and own all of the preferred units and 58.8% and 58.7% of the common units of the Operating Partnership issued and outstanding at March 31, 2003 and December 31, 2002, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units in the Operating Partnership.

    Prime Group Realty Services, Inc. (the "Services Company"), our wholly owned subsidiary, elected on January 2, 2001 to be treated as a Taxable REIT Subsidiary as defined under the Internal Revenue Code of 1986, as amended, (the "Code"). We consolidate the operations of the Services Company.

3.      Real Estate

    Development costs, which include land acquisition costs, construction costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to the percentage of the property which is vacant, for one year following the date the development is placed in service. Subsequent to the one-year period, these costs are fully expensed as incurred. Upon the date the development is placed in service, development costs are included in buildings and improvements and are depreciated over the useful lives of the respective properties on a straight-line basis.

    The following summarizes the interest, financing costs, real estate taxes and other direct and indirect costs capitalized during the three months ended March 31, 2003 and 2002:

                                                     Three Months Ended
                                                          March 31
                                                      2003        2002
                                                 ---------------------------
                                                   (dollars in thousands)

      Interest.................................   $    1,955   $    6,619
      Financing costs..........................          264          849
      Real estate taxes........................        1,318          131
      Other direct and indirect costs..........          630          360
                                                 ---------------------------
                                                  $    4,167   $    7,959
                                                 ===========================


4.      Interest Rate Protection Agreements

    On March 31, 2003, our derivative instruments were reported at their fair value as other assets of $369,052, a reduction in investment in unconsolidated entities of $5.2 million and accumulated other comprehensive loss of $5.5 million. We incurred a total comprehensive gain of $15.4 million ($.98 per weighted average share) for the three months ended March 31, 2003 and total comprehensive loss of $15.4 million ($.99 per weighted average share) for the three months ended March 31, 2002.

5.      Income Taxes

    We have elected to be taxed as a REIT under the Code. As a REIT, generally we will not be subject to federal income tax to the extent that we distribute at least 90% of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

6.      Use of Estimates

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

7.      Going Concern

    Our debt obligation with Security Capital Preferred Growth Incorporated ("SCPG"), totaling $48.8 million (including accrued interest of $2.9 million) at March 31, 2003, matures July 16, 2003 and is secured by certain equity interests of our Operating Partnership in various properties. The terms of this debt provide for two 180-day extension periods, at our option, if aggregate outstanding principal and accrued interest is not greater than $40.0 million at the date nine days prior to the initial maturity date and not greater than $25.0 million by thirty days prior to the end of the first extension period. We are pursuing various capital transactions, which, if consummated in sufficient amounts, would enable us to repay this obligation or reduce the outstanding principal to a level which would allow us to elect an extension of the maturity date. However, there can be no assurances as to our ability to obtain funds necessary for required repayment or that we will be successful in our efforts to execute capital transactions yielding proceeds sufficient to repay part or all of the SCPG debt obligation.

     As described in Note 10 - Debt Covenants to these Consolidated Financial Statements, our debt obligations require compliance with various financial loan covenants. Certain loans contain financial covenants requiring minimum unrestricted cash balances of $7.5 million at the end of each quarter. Under the terms of two mortgage loans payable from a single lender totaling $68.4 million, we did not have sufficient unrestricted cash balances to meet this requirement for the quarter ended March 31, 2003. On May 12, 2003, we obtained a waiver from the lender for the quarter ended March 31, 2003. We anticipate that as a result of our financial results for the quarter ending June 30, 2003, we may not be in compliance with these financial covenants. Our ability to meet these covenants in the future is contingent on our ability to execute certain capital transactions and on our future financial results. In addition, if the July 16, 2003 maturity of the SCPG indebtedness is not extended, SCPG's default remedies, including the foreclosure upon our pledges and mortgages of certain direct and indirect equity interests of our Operating Partnership in various properties, may hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants and could result in cross-defaults under certain of our other loans. We are pursuing various capital transactions, which, if consummated in a timely manner and in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the repayment of part or all of the SCPG debt. If the necessary capital transactions are not consummated, or the proceeds of any completed capital transactions are not sufficient to allow us to meet the minimum cash balance covenants, we intend to seek waivers or modifications from the lenders. However, there can be no assurances that we will be successful and/or will be in compliance with the loan covenants in the future or that we will be able obtain waivers or amendments of violations at that time.

    The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

8.      Property Held For Sale

        As of March 31, 2003, we have classified National City Center, a 767,181 square foot office building located in Cleveland, Ohio, as held for sale. Property held for sale at March 31, 2003 represent the fair market value, less costs to sell, of what we anticipate to receive from the sale of National City Center (we recorded a provision for asset impairment of $22.1 million in the fourth quarter of 2002). In addition, the mortgage note payable related to property held for sale of $64.3 million is collateralized by National City Center, bears interest at LIBOR plus 305 basis points (4.4% at March 31, 2003), requires monthly debt service and escrow payments of $0.6 million and matures on April 30, 2006. The loan may be prepaid without penalty. However, there is a $1.0 million exit fee due the lender at maturity or upon full repayment of the loan.


9.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold or properties held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of the properties we sold in 2002 through their date of disposition and property held for sale as of March 31, 2003. See Note 8 - Property Held For Sale to these Consolidated Financial Statements for a description of the property held for sale at March 31, 2003.

    Discontinued operations for 2003 represents the operating results for National City Center. Discontinued operations for 2002 represents the operating results for National City Center and various properties sold in 2002 (See Notes 10 and 16 to our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002 for further discussion).

                                                     Three Months Ended
                                                          March 31
                                                      2003        2002
                                                 ---------------------------
                                                   (dollars in thousands)
      Rental revenue...........................    $   3,070   $    8,272
      Tenant reimbursements....................          582        3,308
      Other property income....................          380          422
                                                 ---------------------------
        Total revenue..........................        4,032       12,002

      Property operations......................        1,052        2,546
      Real estate taxes........................          607        2,158
      Depreciation and amortization............          555        2,421
      Interest:
         Expense...............................          672        2,773
         Amortization of deferred
           financing costs.....................            -           66
                                                 ---------------------------
        Total expenses.........................        2,886        9,964
                                                 ---------------------------

      Income before provision for asset
        impairment and minority interests......        1,146        2,038
      Provision for asset impairment (1).......            -      (33,634)
      Minority interests.......................         (474)      12,882
                                                 ---------------------------
      Discontinued operations..................    $     672    $ (18,714)
                                                 ===========================

(1) Impairment losses during 2002 include $33.6 million related to a portfolio of suburban office properties sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties.

10.     Debt Covenants


     The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In addition, certain loans contain a liquidity covenant requiring minimum unrestricted cash balances of $7.5 million at the end of each quarter. Under the terms of two mortgage loans payable from a single lender totaling $68.4 million, we did not have sufficient unrestricted cash balances to meet this requirement for the quarter ended March 31, 2003. On May 12, 2003, we obtained a waiver from the lender for the quarter ended March 31, 2003. For purposes of this covenant calculation, certain other loans allow inclusion of funds in the New Citadel Escrow in excess of $10.0 million and others allow the inclusion of all restricted cash.

    Compliance with these covenants in 2003 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is not assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. See Note 7 - Going Concern to these Consolidated Financial Statements for additional discussions concerning our ability to meet debt covenants.

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

11.     Recent Developments

    On January 7, 2003, we repaid $3.0 million of our debt obligation with SCPG from funds made available from the November 2002 sale of Centre Square I, a 93,711 square foot office building located in Knoxville, Tennessee.

    On January 16, 2003, a $157.5 million interest rate collar agreement pertaining to our 50% common interest in an unconsolidated real estate joint venture which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture.

    On February 5, 2003, we and our Board, after evaluating the proposal with our financial advisors, determined that we were not interested in pursuing the recapitalization proposal presented to us by Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investment Corporation (collectively, "Northland"), the existence of which proposal was previously disclosed by Northland on Amendments to its Schedule 13D filed on December 6, 2002 and December 20, 2002 with the Securities and Exchange Commission ("SEC") and by us on December 20, 2002 by a Form 8-K filed with the SEC. We instead decided to continue to pursue other strategic alternatives, including but not limited to, a sale, merger or other business combination involving the entire Company. We then informed Northland of our determination after which Northland sent a letter to us stating that it was terminating all discussions and negotiations relating to a possible negotiated transaction and Northland publicly disclosed the foregoing letter pursuant to an Amendment to its Schedule 13D filed with the SEC on February 6, 2003.

    On February 6, 2003, in connection with our pursuit of strategic alternatives, we announced that we engaged Wachovia Securities, Inc. as financial advisor to assist us and our existing financing advisor, Merrill Lynch & Co., in our evaluation of our strategic alternatives.

    On February 19, 2003 we extended the maturity dates of two loans having a combined principal amount of $32.5 million from the same lender. The two loans consist of a $20.0 million loan having a previous maturity date of June 30, 2003 and a $12.5 million loan having a previous maturity date of November 15, 2003. Our interests in various properties secure the $20.0 million loan while the $12.5 million loan is secured by our interest in our 33 West Monroe Street property and is guaranteed by our Operating Partnership. The maturity dates for both of the loans were extended until November 15, 2004 at interest rates of LIBOR plus 7.00%.

    In February 2003, we entered into lease termination agreements with Arthur Andersen whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the 330 North Wabash Avenue property (IBM Plaza) lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003 which has been recorded as rental revenue for the three months ended March 31, 2003. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into an escrow that may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating  deficits at the 33 West Monroe Street property;
(ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i)) is available to fund future tenant improvements and other re-leasing costs at the property. In connection with these terminations, we recorded termination fee income of $29.7 million for the three months ended March 31, 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases.

    In connection with the termination of Arthur Andersen's leases, we entered into new leases for an aggregate of 61,114 square feet, with 19,540 square feet being leased for an approximately ten-year term (the "Ten-Year Lease") and the remaining 41,574 square feet of space being leased to two tenants for terms of approximately two years. Under one of the two year leases we received prepaid rent of $1.1 million. The tenant under the Ten-Year Lease is in default under the lease and we are currently pursuing our remedies under the lease.

    On March 10, 2003, we obtained a $195.0 million loan (the "IBM Loan") secured by a first mortgage encumbering our One IBM Plaza office property ("IBM Plaza"). The IBM Loan retired both the existing senior and mezzanine loans encumbering IBM Plaza. The IBM Loan has a term of three years, with two one-year extension options exercisable for a fee of 0.25% of the IBM Loan amount for each extension. The IBM Loan does not require any scheduled repayments of principal prior to maturity. The IBM Loan has an interest rate of 285 basis points over one-month LIBOR, provided that the first $160.0 million of principal has a minimum LIBOR rate of 2.0% and the remaining $35.0 million of principal has a minimum LIBOR rate of 3.0%. This results in a blended minimum annual interest rate for the entire IBM Loan of 5.03%. As required by the IBM Loan documents, we obtained an interest rate cap of LIBOR at 6.6% for the term of the IBM Loan, the cost of which is being amortized over its initial term. At closing, we paid the lender a financing fee of 1.0% of the principal amount of the IBM Loan. The IBM Loan may not be prepaid during the first twelve months of its term, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

    We used the net proceeds from the IBM Loan to (i) repay in full a $30.3 million mezzanine loan relating to IBM Plaza which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering IBM Plaza which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the IBM Loan, and (iv) pay $8.5 million in partial repayment of the Exchangeable Note from SCPG plus $0.4 million of accrued interest and $60,000 of exit fee, with the remainder available for general corporate purposes.

    Our Operating Partnership has guaranteed $4.0 million of the principal amount of the IBM Loan and the cost of any remediation of asbestos required in connection with the leasing of IBM Plaza up to a maximum amount of $6.0 million. We are required under the IBM Loan to place $3.0 million in escrow from the cash flow from IBM Plaza in 24 equal installments of $125,000 commencing in January 2004 to secure the cost of any necessary remediation in the future. IBM Plaza currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in IBM Plaza is not friable and no remediation of the asbestos is necessary.

    The parking garage for IBM Plaza is located on land which we lease under a ground lease with a third party. In order to obtain certain modifications to the ground lease that were required by the lender of the IBM Loan, we agreed to increase the rent under the ground lease from $10,278 per month to $18,389 per month for its remaining term which ends in April 2019. One year of this rent was required to be prepaid at closing. Pursuant to the terms of the IBM Loan, we are required to make monthly escrow deposits for real estate taxes, insurance and ground rent. In addition, commencing in January 2004, the lesser of $450,000 or available cash flow of IBM Plaza per month is to be deposited into a tenant improvement/leasing commission reserve account (the "Account"). If there is available cash flow in excess of $450,000, any amounts in excess of $450,000 are required to be deposited into the Account to the extent any prior month(s) deposits were less than $450,000. If a certain leasing benchmark provided by the IBM Loan is not satisfied at IBM Plaza by August 9, 2005, all net cash flow from the property is required to be deposited into the Account until an aggregate of $15.0 million has been deposited in the Account. However, in such event, if an aggregate of $9.0 million has not been deposited in the account by August 9, 2005, we are required to deposit any shortfall into the Account at that time. If an aggregate of $15.0 million has not been deposited by August 9, 2006, we are required to deposit any shortfall into the Account at that time. If the leasing benchmark is satisfied by August 9, 2005, $6.0 million must have been deposited into the Account and, if not, we are required to deposit any shortfall into the Account at that time. Letters of credit may be provided in lieu of cash deposits to the Account.

    On March 19, 2003, we closed a $75.0 million mezzanine loan provided by an affiliate of LNR Property Corporation (the "LNR Loan"). The LNR Loan is secured by an assignment of membership interests in our affiliate owning the Bank One Corporate Center property. The LNR Loan, combined with $1.5 million of our own funds, retired an existing mezzanine loan (the "Retired Loan") related to the property and related accrued interest. Our guarantees and financial covenants under the LNR Loan are substantially the same as those contained in the Retired Loan, except as discussed below.

    The LNR Loan matures on January 5, 2004, and may be extended for one year, provided certain conditions are satisfied, including payment of a 0.5% extension fee and the extension or refinancing of the construction loan encumbering the Bank One Corporate Center. The LNR Loan has a 15% annual interest rate with a 10% current pay rate, plus a 1% exit fee. We have a lease with Citadel Investment Group ("Citadel") for space in Bank One Corporate Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligations") for 161,488 square feet of space at One North Wacker Drive in downtown, Chicago, Illinois. Commencing April 1, 2003, and through and including January 1, 2004, we are required to deposit $0.8 million per month into a reserve account to fund commissions and other costs related to the Citadel Reimbursement Obligations. This deposit is subject to adjustment as additional leasing related to the Citadel Reimbursement Obligations is achieved. Additionally, the LNR Loan provided that if certain requirements contained in the loan documents were not satisfied by April 9, 2003, then the lender under the LNR Loan would earn an additional $1.0 million fee which was placed in escrow. These conditions have been satisfied by us and the escrowed $1.0 million has been released to us by the lender.

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

    On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead by placed in an escrow to be used to fund the estimated environmental remediation costs.

12.     Asset Impairments

    For the three months ended March 31, 2003 and 2002, respectively, we recorded the following provisions for asset impairments:

                                                  Three Months Ended
                                                       March 31
                                                                 2002
                                                  2003
                                              -------------- -------------
                                                (dollars in thousands)
    Property under development (1).........   $           -   $     4,676
    Investment in unconsolidated entity (2).              -           495
                                              -------------- -------------
                                                          -         5,171
    Discontinued operations (3)............               -        33,634
                                              -------------- -------------
                                              $           -   $    38,805
                                              ============== =============

(1) During the period ended March 31, 2002, we abandoned various development projects and recorded asset impairments of $4.7 million.
(2) During the period ended March 31, 2002, we recorded an asset impairment of $0.5 million related to our investment in an unconsolidated entity. On August 23, 2002, we transferred our interest in this joint venture to the joint venture partner in this unconsolidated entity.
(3) Discontinued operations for the period ended March 31, 2002 includes a $33.6 million provision for asset impairment related to a portfolio of non-core suburban office properties which were subsequently sold in June 2002. See Note 11 - Discontinued Operations to these Consolidated Financial Statements for a description of these asset impairments.

13.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 2003 and 2002:


                                                          Three Months Ended
                                                               March 31
                                                          2003           2002
                                                     ---------------------------
                                                        (dollars in thousands)
Numerator:
  Income (loss) from continuing operations before
    minority interests.............................. $    22,557    $    (2,663)
  Minority interests................................      (8,358)         3,585
  Net income allocated to preferred distributions...      (2,250)        (3,199)
                                                     ---------------------------
  Income (loss) before (loss) gain on sales of real
    estate and discontinued operations..............      11,949         (2,277)
  Loss on sales of real estate, net of minority
    interests.......................................           -           (315)
  Discontinued operations, net of minority interests         672        (18,714)
                                                     ---------------------------
 Numerator for earnings per share - income (loss)
  available to common shares........................ $    12,621    $   (21,306)
                                                     ===========================
Denominator:
  Denominator for basic earnings per share -
    weighted-average common shares..................  15,712,930     15,669,033
  Effect of dilutive securities:
    Employee stock options..........................           -              -
    Nonvested employee stock grants.................       5,898              -
                                                     ---------------------------
Denominator for diluted earnings per share -
  adjusted weighted- average common shares and
  assumed conversions...............................  15,718,828      15,669,033
                                                     ===========================

Basic and diluted earnings available to common
  shares per weighted-average common share
 Income (loss) from continuing operations........... $      0.76    $     (0.15)

 Loss on sales of real estate, net of minority                 -          (0.02)
  interests
 Discontinued operations, net of minority interests.        0.04          (1.19)
                                                     ---------------------------
 Net income (loss) available per weighted-average
  common share of beneficial interest -
  basic and diluted................................. $      0.80    $     (1.36)
                                                     ===========================

    Options to purchase 2,023,365 and 2,293,591 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2003 and 2002, respectively, because the effect would be antidilutive.

    We had nonvested stock grants of 34,125 shares outstanding during the three months ended March 31, 2002, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    We had 11,057,485 and 10,808,802 weighted-average common units outstanding during the three months ended March 31, 2003 and 2002, respectively, of which 7,085,038 and 10,713,154, respectively, may be exchanged for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange. We have granted a limited waiver of our 9.9% ownership limitation to (i) Vornado PS, L.L.C. ("Vornado PS") in connection with the 3,972,447 limited partner common units owned by it, and (ii) to Cadim Acquisition, LLC ("Cadim Acquisition") in connection with the 3,972,446 limited partner common units owned by it. In addition, the 3,972,446 limited partner common units owned by Cadim Acquisition may be exchanged by us only for common shares on a one-for-one basis. The limited partner units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

    We had 2,000,000 Series A Shares outstanding during the three months ended March 31, 2002 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive. On July 16, 2002, the Series A shares were purchased by our Operating Partnership.

14.     Segment Reporting

    The following summarizes our historical segment operating results for the three months ended March 31, 2003 and 2002:


                                               Three Months Ended March 31, 2003
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)
Revenue:
  Rental...............................  $   23,177 $    3,041  $        - $   26,218
  Lease termination fees...............      29,712          -           -     29,712
  Tenant reimbursements................      14,072      1,310           -     15,382
  Other property revenues..............       1,200        142           -      1,342
  Services Company revenue.............           -          -         658        658
                                         -----------------------------------------------
Total revenue..........................      68,161      4,493         658     73,312
Expenses:
  Property operations..................      10,417      1,318           -     11,735
  Real estate taxes....................       9,188        992           -     10,180
  Depreciation and amortization........       7,694      1,367         421      9,482
  General and administrative...........           -          -       2,320      2,320
  Services Company operations..........           -          -         560        560
  Strategic alternative costs..........           -          -          53         53
                                         -----------------------------------------------
Total expenses.........................      27,299      3,677       3,354     34,330
                                         -----------------------------------------------
Operating income (loss)................      40,862        816      (2,696)    38,982
Other income...........................          72          -         424        496
Interest:
  Expense..............................     (10,760)      (417)     (4,122)   (15,299)
  Amortization of deferred financing           (659)       (30)       (933)    (1,622)
  costs................................ -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............      29,515        369      (7,327)    22,557
Minority interests.....................     (11,820)      (153)      3,615     (8,358)
                                         -----------------------------------------------
Income (loss) from continuing operations     17,695        216      (3,712)    14,199
Discontinued operations, net of minority
  interests of $(474)..................         672          -           -        672
                                         -----------------------------------------------
Net income (loss)......................      18,367        216      (3,712)    14,871
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................       7,667      1,366          88      9,121
  Amortization of costs for leases
    assumed............................         320          -           -        320
  Joint venture adjustments............         854          -           -        854
  Adjustment for discontinued operations      1,029          -           -      1,029
  Minority interests...................      11,820        153      (3,615)     8,358
  Net income allocated to preferred
    shareholders....................              -          -      (2,250)    (2,250)
                                         -----------------------------------------------
Funds from operations (1)..............   $  40,057 $    1,735   $  (9,489) $  32,303
                                         ===============================================


(1) Funds from Operations and Operating Funds from Operations are non-GAAP financial measures. Funds from Operations ("FFO") is defined as net income
    (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. We utilize FFO and Operating FFO as performance measures. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We believe that FFO and Operating FFO provide useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors, and Operating FFO excludes items which we believe are not reflective of our core and continuing operations. FFO and Operating FFO are not representative of cash flow from operations, are not indicative that cash flows are adequate to fund all cash needs, and should not be considered as alternatives to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO and Operating FFO.

14. Segment Reporting (continued)


                                               Three Months Ended March 31, 2002
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)

Revenue:
  Rental...............................   $  20,797  $   3,443  $        -  $  24,240
  Lease termination fees...............         667          -           -        667
  Tenant reimbursements................      12,696      1,274           -     13,970
  Other property revenues..............       1,296        164           -      1,460
  Services Company revenue.............           -          -       1,431      1,431
                                         -----------------------------------------------
Total revenue..........................      35,456      4,881       1,431     41,768

Expenses:
  Property operations..................       9,262      1,531           -     10,793
  Real estate taxes....................       8,550        860           -      9,410
  Depreciation and amortization........       5,643      1,338         186      7,167
  General and administrative...........           -          -       1,975      1,975
  Provision for asset impairment.......           -          -       5,171      5,171
  Services Company operations..........           -          -       1,135      1,135
  Strategic alternative costs..........           -          -         262        262
                                         -----------------------------------------------
Total expenses.........................      23,455      3,729       8,729     35,913

Operating income (loss)................      12,001      1,152      (7,298)     5,855
Other income...........................          88          -         749        837
Interest:
  Expense..............................      (7,710)      (409)       (542)    (8,661)
  Amortization of deferred financing
  costs................................        (397)       (51)       (246)      (694)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............       3,982        692      (7,337)    (2,663)
Minority interests.....................      (1,213)      (517)      5,315      3,585
                                         -----------------------------------------------
Income (loss) from continuing operations      2,769        175      (2,022)       922
Discontinued operations, net of minority
  interests of $12,882.................     (18,737)        23           -    (18,714)
                                         -----------------------------------------------
(Loss) income before loss on sales of
  real estate..........................     (15,968)       198      (2,022)   (17,792)
Loss on sales of real estate net of
  minority interest of $218............           -       (315)          -       (315)
                                         -----------------------------------------------
Net loss...............................     (15,968)      (117)     (2,022)   (18,107)
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................       5,612      1,345          77      7,034
  Amortization of costs for leases
    assumed............................         163          -           -        163
  Joint venture adjustments............         843          -           -        843
  Adjustments for sales of operating
    properties.........................           -        107           -        107
  Adjustment for discontinued operations     23,149         24           -     23,173
  Minority interests...................       1,213        517      (5,315)    (3,585)
  Net income allocated to preferred
    shareholders....................              -          -      (3,199)    (3,199)
                                         -----------------------------------------------
Funds from operations (1)..............    $ 15,012  $   1,876  $  (10,459) $   6,429
                                         ===============================================


(1) Funds from Operations and Operating Funds from Operations are non-GAAP financial measures. Funds from Operations ("FFO") is defined as net income
    (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. We utilize FFO and Operating FFO as performance measures. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We believe that FFO and Operating FFO provide useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors, and Operating FFO excludes items which we believe are not reflective of our core and continuing operations. FFO and Operating FFO are not representative of cash flow from operations, are not indicative that cash flows are adequate to fund all cash needs, and should not be considered as alternatives to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO and Operating FFO.



14.     Segment Reporting (continued)

    The following summarizes our segment assets and activity as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002:

                                               March 31     December 31
                                                 2003           2002
                                            -------------------------------
                                                (dollars in thousands)

Segment assets:
  Office.................................... $1,277,637      $1,242,898
  Industrial................................    114,110         115,024
  Corporate/operating partnership...........     32,874          50,676
                                            -------------------------------
Total consolidated assets................... $1,424,621      $1,408,598
                                            ===============================

                                                     Three Months
                                                    Ended March 31
                                                 2003           2002
                                            -------------------------------
                                                (dollars in thousands)
Expenditures for real estate:
  Office.................................... $   27,769    $   38,361
  Industrial................................        140         3,594
  Corporate/operating partnership ..........          3           194
                                            -------------------------------
Total expenditures for real estate.......... $   27,912    $   42,149
                                            ===============================

15.     Investments in Unconsolidated Joint Ventures

    We have investments in two joint ventures which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    We own a 50% common interest in 77 West Wacker Drive, LLC ("77 LLC"), which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at March 31, 2003 and December 31, 2002 was a deficit investment of $5.4 million and $4.2 million (included in deficit investment in unconsolidated entity), respectively, and includes our share of operations of $0.3 million for the three months ended March 31, 2003 and 2002 (included in other income), respectively, net of our share of distributions received of $2.0 million in 2003 and $0.9 million in 2002. Also included in our investment is $0.6 million and $0.7 million representing our share of amortization of the other comprehensive loss for the three months ended March 31, 2003 and 2002, respectively, and includes our share of unrealized losses of $0.5 million and $0.6 million for the three months ended March 31, 2003 and 2002 (included in other comprehensive income), respectively, our share of losses reclassified into earnings from comprehensive income of $0.1 million and $0.1 million for the three months ended March 31, 2003 and 2002 (included in other comprehensive income), respectively. In addition, the joint venture owed us $14,669 and $99 at March 31, 2003 and December 31, 2002, respectively, for management fees and the reimbursement of payroll and other operating costs paid by us on behalf of 77 LLC property.

    We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2003 and December 31, 2002 was an equity investment  of  $1.2  million  and  $1.4  million  (included  in  investment  in unconsolidated entities), respectively, and our share of the venture's operations were $21,000 and $(25,000) for the three months ended March 31, 2003 and 2002 (included in other income), respectively, net of our share of distributions received of $0.2 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

16.     Stock Based Compensation

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding the Company's method of accounting for stock-based employee compensation for all interim periods. The Company accounts for its stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. Under our Share Incentive Plan (the "Plan"), the measurement date is the market price of the underlying shares on the day prior to the date of grant. We have not recorded any compensation expense as the market price differential between the dates has been nominal.

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our options under the fair value method of that statement. Under the fair value method of SFAS 123, $7,000 ($0.00 per basic and diluted common share) and $75,000 ($0.00 per basic and diluted common share) would have been recognized as additional compensation expense for the three months ended March 31, 2003 and 2002, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The unaudited pro-forma net income (loss) available to common shares was $12.6 million ($0.80 per basic and diluted common share) and $(21.4 million) ($(1.36) per basic and diluted common share) for the three months ended March 31, 2003 and 2002, respectively. We did not recognize any compensation expense for the three months ended March 31, 2003 and 2002 related to options granted under APB 25.

17.     Insurance

    In the regular course of our business we maintain comprehensive liability and all risk property insurance with respect to our properties. Prior to September 11, 2001, liability and property insurance policies generally did not expressly exclude coverage for terrorism; provided, however, coverage was general excluded for acts of war, military action, nuclear hazards and other standard insurance exclusions.

    After September 11, 2001, liability and property insurance policies generally added an express exclusion for terrorist acts. Effective November 26, 2002, the United States federal government passed the Terrorism Risk Insurance Act of 2002 (The "Terrorism Act"). This law provides insurance companies with government sponsored financial backing for "acts of terrorism". This new law requires insurance carriers to provide as a covered loss, "acts of terrorism" as defined in the Terrorism Act.

    The Terrorism Act defines the term "act of terrorism" as any act that is certified by the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States; to be a violent act or an act that is dangerous to human life, property or infrastructure; to have resulted in damage within the United States, or outside the United States in the case of an air carrier or vessel or the premises of a United States mission; and to have been committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion. The Terrorism Act also provides that no terrorist act that is part of the course of war, as declared by Congress, will be certified as an "act of terrorism".

    The Terrorism Act provides that prior terrorism exclusions in property and liability insurance policies became null and void to the extent of the definition of "act of terrorism".

    On March 22, 2003, we obtained new property insurance policies consisting of
(i) a primary policy covering the first $100.0 million of physical damage to our properties in our portfolio (the "Primary Policy") and (ii) several layers of excess property insurance in an aggregate amount of $450.0 million covering physical property damages to our properties in excess of our Primary Policy (the "Excess Policies"). Our Primary Policy and Excess Policies include insurance for acts of Terrorism as a covered loss, although the word "Terrorism" is not defined. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.

    Our Primary Policy and Excess Policies include coverage for flood and earthquake losses. In certain instances our policy sub-limits for these losses may be less than the value of specific properties. Our properties are not generally located in geographical areas typically subject to flood or earthquake losses. However, we may be at risk of financial losses resulting from losses that exceed these policy sub-limits.

    We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance (the "Liability Policies") in amounts and limits that are similar to other property owners in similar geographic areas of our properties. Our Liability Policies include coverage for acts of Terrorism as a covered loss although the word "Terrorism" is not defined. Additionally, we maintain workers compensation and employers liability insurance in compliance with statutory limits and requirements. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.

    In connection with the ownership of our properties, certain events may occur that would require us to expend funds for environmental remediation of some of our properties and adjacent properties. Certain environmental exposures are excluded from coverage under our insurance policies. Effective April 30, 2003, we obtained a pollution legal liability policy having a limit of $10,000,000, which includes coverage for liability, third party property damage and remediation costs as a result of pollution conditions. Pre-existing pollution conditions are excluded from the policy and certain property locations may be excluded in the future by our insurer based on its ongoing due diligence. Costs not covered under our pollution legal liability policy could be material, which could adversely affect our financial condition. We are unable to predict changes in future environmental laws and the financial impact we may incur as result of these changes.

18.  Commitments and Contingencies

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

    We are a defendant in various other legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

    All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the state in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at March 31, 2003 and December 31, 2002). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties to recover the costs of certain environmental remedial action plans.

    We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner placed in an escrow account $0.8 million (the maximum cost the previous owner has agreed to pay), which is being used in the clean up of the property. A no further remediation letter from the Illinois Environmental Protection Agency approving the completion of our remediation work has been obtained for this property. Accordingly, we do not anticipate any material liability related to these environmental matters.

     In November 2001, at the request of the Department of the Army of the United States of America (the "DOA"), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium at 280 Shuman Boulevard in Naperville, Illinois (the "Atrium"). The DOA informed us that the property was located north of a former Nike Missile Base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene ("TCE") emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium, and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised us that the United States Environmental Protection Agency (the "EPA") has issued a Statement of Policy towardsowners of property containing contaminated acquifers. According to this policy, it is the EPA's position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability to it because of this TCE contamination.

    We have contracts to acquire 30.3 acres of land for approximately $2.4 million. These acres must be purchased by June 2003. We are required to make periodic installment payments, of which $0.1 million was paid during both of the three months ended March 31, 2003 and 2002 (amount included in property held for or under development).

    The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of our former executive officers which contributed properties to us during our initial public offering ("IBD Contributors") pursuant to which the Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD
Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at March 31, 2003 is $3.5 million. PGI has entered into an agreement with the Operating Partnership pursuant to which PGI has agreed to indemnify the Operating Partnership for any amounts paid by the Operating Partnership to the IBD Contributors pursuant to such agreement; provided, that PGI is liable to the Operating Partnership for such amounts only to the extent that the Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

     The Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi who contributed properties to us during our initial public offering ("NAC Contributors"), pursuant to which the Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. On August 8, 2000, the NAC Contributors converted 927,100 general partner common units of the Operating Partnership into 927,100 limited partner common units. These limited partner common units are exchangeable for common shares on a one-for-one basis, or, at our option, cash equivalent to the fair market value of a common share at the time of exchange. In connection with the conversion, the tax indemnification agreement with the affiliates was amended to provide that the tax indemnification by the Operating Partnership is reduced by 10% per year over the 10-year term of the tax indemnification agreement, effective retroactively from our initial public offering. The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at March 31, 2003 is $9.8 million.

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

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if the equity market capitalization of the Company is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise disposes of the lesser of $100 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership which owns the property for a nominal amount and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at March 31, 2003 is $57.1 million.

     Our unconsolidated real estate joint venture, 77 LLC, has a $157.5 million mortgage note payable secured by the office property it owns at 77 West Wacker Drive in Chicago, Illinois. On November 10, 1999, 77 LLC entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $5.0 million. On March 12, 2001, we were replaced by our joint venture partner as the guarantor to the counterparty related to the collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner our fifty percent share of any amount paid. As of December 31, 2002, $7.5 million was escrowed relating to the $157.5 million collar agreement. On January 6, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

    In order to obtain the certain covenant modifications needed to consummate the SCPG transaction, we agreed with the Bank One Corporate Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of the Citadel Reimbursement Obligations (as defined in Note 11 - Recent Developments to these Consolidated Financial Statements). We agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Corporate Center mezzanine loan with the proceeds of a $75.0 million loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligations. Prior to the closing of the new mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Corporate Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we are required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning April 2003 and continuing through and including January 2004. Upon Citadel's occupancy at Bank One Corporate Center, the construction lender will deposit into the New Citadel Escrow a $0.5 million leasing commission due and payable to us in connection with the Citadel lease. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow may be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. The $0.8 million monthly deposit is subject to adjustment as the Citadel space at One North Wacker Drive is subleased.

    Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and an implied loan value calculated in accordance with the terms of the letter of credit facility. As of March 31, 2003, we had deposited $1.8 million and are also required to make additional deposits of approximately $5.8 million into the cash collateral escrow during the second quarter of 2003.

    On April 30, 2003, several of our subsidiaries received a Notice of Assignment for the Benefit of Creditors from StrandTek International, Inc. ("StrandTek") dated April 24, 2003. StrandTek leases approximately 230,644 square feet of space at our East Chicago Enterprise Center and Chicago Enterprise Center properties, of which 189,328 square feet is leased pursuant to lease terms which expire on October 31, 2007. The balance of the leased space has a month-to-month term. We are negotiating with StrandTek on restructuring its leases to allow StrandTek, or a successor entity, to remain in 107,469 square feet of its space at lease rates more favorable to us, in exchange for us terminating 81,859 square feet of the lease premises early and amortizing past due balances owed to us. On May 11, 2003, a notice of public sale of substantially all of the assets of Newco, Inc. d/b/a Electrotek Metals was published in the Chicago Tribune. Newco, Inc. leases 154,275 square feet of space at our East Chicago Enterprise Center pursuant to lease terms which expire on November 30, 2015. We have met with an interested purchaser of Newco, Inc.'s assets to discuss restructuring the existing lease terms. No assurances can be made as to the likely outcome of these negotiations. These properties, along with our Arlington Heights Enterprise Center and Hammond Enterprise Center properties, serve as collateral for our bonds payable. If StrandTek were to dissolve or not pay its rent in full, an escrow funding of up to $3.0 million may be required under the letter of credit facility. If Newco, Inc. were to dissolve or we were to restructure the financial terms of the existing lease obligation, an escrow funding of up to $5.6 million may be required under the letter of credit facility. In addition, leases in all of the above properties expire within five years of the most recent fiscal quarter. If these leases expire and are not renewed and in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which are not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material.

    Through April 2003, we have executed subleases at One North Wacker Drive totaling 140,909 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. We are required under one of the subleases for 27,826 square feet to escrow a total of $1.1 million with the owner of One North Wacker Drive, in six equal monthly increments of $0.2 million commencing in December 2002, as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. In addition, in connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $3.0 million. We intend to partially mitigate our financial obligations under one of these leases by subleasing the space.

    Liabilities for leases assumed at March 31, 2003 includes $12.6 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $19.7 million after actual and estimated future subleasing, net of payments we made since March 2002 on these obligations of $7.1 million.

    On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, an office building located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. This lease has a nominal estimated gross rental obligation of approximately $4.1 million over the initial term of the lease. On February 14, 2003, we subleased the space for the remainder of the lease term and have a net liability of approximately $2.4 million in liabilities for leases assumed at March 31, 2003, representing an estimate of our net liability related to this obligation.

    During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at March 31, 2003 is approximately $10.1 million. During 2002, we released one of the properties and revised our leasing assumptions related to the second property. At March 31, 2003, we have a net liability of approximately $3.0 million in liabilities for leases assumed, representing our estimate of the net liability anticipated related to this obligation. Correspondingly, the remaining deferred gain has been reduced to zero and we recorded a loss on the sale of real estate of $1.3 million in 2002.

     Dividends on our 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares") are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No Series B Shares dividend was declared or paid for the fourth of 2002 or first quarter of 2003. On and after June 5, 2003, the Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

19.     Subsequent Events

    On April 14, 2003, we announced that our Board of Trustees had increased the size of the Board from six to eight members and elected Mr. Ray H. D'Ardenne and Mr. Daniel A. Lupiani to fill the newly created positions as independent Trustees.

    On April 17, 2003, Mr. Michael W. Reschke resigned from our Board of Trustees. In connection with his resignation, we agreed to pay Mr. Reschke his Trustee's salary for the entire second quarter of 2003, which equals a payment of $6,500. In addition, Governor James R. Thompson has informed our Board that he has decided not to stand for reelection. His term of office will expire on May 23, 2003, the date of our annual meeting of shareholders. Our Board of Trustees therefore reduced the size of the Board to seven, the number of members currently serving, and to six members effective upon the expiration of Governor Thompson's term of office.

     Under the terms of two mortgage loans payable from a single lender totaling $68.4 million, we are required to maintain $7.5 million in unrestricted cash balances at the end of each quarter. At March 31, 2003, we did not have sufficient unrestricted cash balances to meet this requirement. On May 12, 2003, we obtained a waiver from the lender for the quarter ended March 31, 2003.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of completed properties as of March 31, 2003 consisted of 15 office properties, containing an aggregate of 7.8 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. We also own joint venture interests in two office properties containing an aggregate of 1.3 million net rentable square feet. The portfolio also includes approximately 202.1 acres of developable land and rights to acquire more than 31.6 additional acres of developable land which management believes could be developed with approximately 5.0 million rentable square feet of office and industrial space. However, we do not anticipate commencing new development projects in the near future.

    As of March 31, 2003, in terms of net rentable square feet, approximately 90.2% of our office properties and all of our industrial properties were located in the Chicago metropolitan area in prime business locations within established business communities. Our properties located in the Chicago metropolitan area accounted for all of our rental revenue and tenant reimbursements revenue (excluding discontinued operations) as of March 31, 2003. We own one office property located in Cleveland, Ohio which is currently held for sale.

    Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio.

Critical Accounting Policies

    Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the first quarter of 2003, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2003 to March 31, 2002

    As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operations include real estate taxes and other property operating expenses.

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 13 Office Properties and 30 Industrial Properties acquired or placed in service on or prior to January 1, 2002.




                                            Total Portfolio                          Same Store Portfolio
                                -----------------------------------------   ----------------------------------------
                                                    Increase/      %                             Increase/     %
(Dollars in thousands)           2003      2002     (Decrease)  Change        2003      2002     (Decrease)  Change
----------------------------    -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues               $ 42,942 $ 39,670   $  3,272       8.2%     $ 36,695  $ 39,829  $ (3,134)      (7.9)%
Lease termination fees            29,712      667     29,045   4,354.6        29,712       667    29,045    4,354.6
Services Company revenues            658    1,431       (773)    (54.0)            -         -         -          -
                                -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                   73,312   41,768     31,544      75.5        66,407    40,496    25,911       64.0

Property operating expenses       21,915   20,203      1,712       8.5        19,905    20,158      (253)      (1.3)
Depreciation and amortization      9,482    7,167      2,315      32.3         7,705     6,982       723       10.4
General and administrative         2,320    1,975        345      17.5             -         -         -          -
Services Company operations          560    1,135       (575)    (50.7)            -         -         -          -
Provision for asset
   impairment                          -    5,171     (5,171)   (100.0)            -         -         -          -
Strategic alternative costs           53      262       (209)    (79.8)            -         -         -          -
                                -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                   34,330   35,913     (1,583)     (4.4)       27,610    27,140        470       1.7
                                -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Operating income                  38,982    5,855     33,127     565.8        38,797    13,356     25,441     190.5
Other income                         496      837       (341)    (40.7)            -         -          -         -
 Expense                         (15,299)  (8,661)    (6,638)     76.6        (8,024)   (9,208)     1,184      12.9
 Amortization of deferred
   financing costs                (1,622)    (694)      (928)    133.7          (681)     (448)      (233)     52.0
                                -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Income (loss) from continuing
  operations before minority
   interests                      22,557   (2,663)    25,220     947.1      $ 30,092  $  3,700   $ 26,392     713.3%
                                                                            ========= ========== ========== ========
Minority interests                (8,358)   3,585    (11,943)   (333.1)
                                -------- ---------- ---------- ----------
Income (loss) from
  continuing operations           14,199      922     13,277     144.0
Discontinued operations, net
of minority interests                672  (18,714)    19,386     103.6
                                -------- ---------- ---------- ----------
Income (loss) before loss
  on sales of real estate         14,871  (17,792)    32,663     183.6

Loss on sales of real estate,
  net of minority interests            -     (315)       315     100.0
                                -------- ---------- ---------- ----------
Net income (loss)               $ 14,871 $(18,107)  $ 32,978     182.1%
                                ======== ========== ========== ==========


    Property Revenues. The increase in property revenues in the total portfolio was primarily due to additional revenues generated from Bank One Corporate Center being placed in service as of November 1, 2002. The decrease in property revenues in the same store portfolio resulted primarily from the lease termination of Arthur Andersen at two Chicago office properties. Property revenues attributable to Arthur Andersen represented $17.5 million, or approximately 9.6%, of our total rental revenues for 2002. Loss of rental income from the properties formerly occupied by Arthur Andersen is expected to have a material unfavorable impact on our rental revenues during the remainder of 2003 and, subject to our ability to re-lease the vacant space and begin collecting rent from new tenants, beyond 2003.

    We expect that future property revenues may continue to be affected by early lease terminations if economic conditions do not improve or if they worsen. There is no way to predict the timing or amounts of future lease terminations.

     Lease Termination Fees. The increase in termination fees was primarily due to the termination of Arthur Andersen's lease at two Chicago office properties, which resulted in $29.7 million of revenue after deducting outstanding receivables including deferred rent receivable. These lease termination fees represented approximately 40.5% of our total revenue for the three months ended March 31, 2003.

    Services Company Revenues. The decrease in Services Company revenues during 2003 was primarily due to decreased leasing and consulting income of $0.5 million and decreased construction and painting revenue of $0.4 million due to the Company's discontinuance of providing third party brokerage and tenant construction services in April 2002.

     Property Operating Expenses. The increase in property operating expenses in the total portfolio was primarily due to the inclusion of Bank One Corporate Center's operations as a result of the property being placed in service as of November 1, 2002. The decrease in property operating expenses in the same store portfolio was primarily due to a $0.8 million increase in real estate taxes, included in the results for the quarter ended March 31, 2002, which resulted from the change in the assessed valuation of a Chicago office property. In addition, we experienced lower operating expenses of $0.3 million resulting from the lease termination of Arthur Andersen at two Chicago office properties, and $0.3 million of bad debt expense associated with two tenants at an industrial property was recognized in the quarter ended March 31, 2002. These decreases were offset by a $0.6 million increase in percentage ground rent associated with the receipt of $32.4 million of lease termination fees from Arthur Andersen in the quarter ended March 31, 2003. There was also an increase of $0.4 million in property insurance across our total portfolio due to premium increases as a result of the events of September 11, 2001 not taking effect until the quarter ended June 30, 2002.

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

     Depreciation and Amortization. The increase in depreciation and amortization in the total portfolio in 2003 was primarily attributable to $1.4 million of depreciation and amortization as a result of Bank One Corporate Center being placed into service as of November 1, 2002 and the write-off of unamortized tenant improvements and leasing commissions associated with the lease termination of Arthur Andersen at two Chicago office properties.

    General and Administrative. For the three months ended March 31, 2003 compared to 2002, our general and administrative expenses increased $0.3 million primarily due to an increase in professional fees and corporate insurance costs which were partially offset by a decrease in salaries and benefits.

    Services Company Operations. The decrease in the Services Company's operating expenses was primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services effective April 2002.

    Provision for Asset Impairment. Provision for asset impairment represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to current estimated fair value. We had no asset impairments for the three months ended March 31, 2003 compared to $5.2 million in 2002. In 2002, we recorded a $4.7 million asset impairment related to various development projects we abandoned and we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity. See
Note 12 - Asset Impairments to these Consolidated Financial Statements.

    Other Income. The decrease in other income in the first quarter of 2003 of $0.3 million was primarily due to a decrease in interest income earned on restricted cash resulting from lower interest rates offset by an increase in the average outstanding restricted cash balances.

    Interest Expense. The increase in interest expense of $6.6 million in the total portfolio was primarily due to a $4.6 million decrease in capitalized interest to $2.0 million in the first quarter of 2003 from $6.6 million in the first quarter of 2002; an increase of $2.1 million due to interest on our debt obligation to SCPG; and $1.0 million of fees associated with the retirement of refinanced debt during the first quarter of 2003. These increases were partially offset by a decrease in LIBOR rates on our variable rate indebtedness. In addition, amortization of deferred financing fees increased by $0.9 million principally as a result of reduced capitalization of these costs during the first quarter of 2003. The decrease in interest expense of $1.2 million in the same store portfolio resulted primarily from a decrease in interest expense of $2.2 million due to lower interest rates and the refinancing of our One IBM Plaza office property offset by $1.0 million in fees associated with the retirement of refinanced debt.

    Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the three months ended March 31, 2003 compared to 2002, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

    Discontinued Operations. The increase in discontinued operations is primarily due to the 2002 provision for asset impairment of $33.6 million offset by an increase in related minority interests of $12.8 million. Impairment losses included in discontinued operations during the first quarter of 2002 are related to assets sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties. See Note 12 - Asset Impairments to these Consolidated Financial Statements.



Historical Cash Flows

                                              Three months ended March 31, 2003
                                    ------------------------------------------------------
                                        2003         2002         Change      % Change
                                    ------------------------------------------------------
                                                   (dollars in thousands)

Operating Activities
  Net (loss) income                  $   14,871  $   (18,107)   $  32,978         182.1%
  Amortization of discount on
   notes payable                            158            -          158         100.0
  Amortization of costs for
   assumed leases                           320          163          157          96.3
  Net equity in income of
    unconsolidated investments             (303)        (301)          (2)         (0.7)
  Depreciation and amortization          11,659       10,348        1,311          12.7
  Provision for asset impairment              -       38,805      (38,805)       (100.0)
  Loss on sales of real estate                -          533         (533)       (100.0)
  Minority interests                      8,832      (16,685)      25,517         152.9
  Changes in operating assets
    and liabilities                     (14,859)      (9,570)      (5,289)        (55.3)
                                    ------------------------------------------------------
Net cash provided by operating
activities                          $    20,678  $     5,186    $  15,492         298.7%
                                    ======================================================

Investing Activities
  Expenditures for real estate
    and equipment                   $   (27,912) $   (42,149)   $  14,237          33.8%
  Proceeds from sales of real
    estate                                    -        9,922       (9,922)       (100.0)
  Leasing costs                          (4,570)      (2,340)      (2,230)        (95.3)
  Restricted cash escrows               (22,866)      22,466      (45,332)       (201.8)
  Proceeds from joint ventures                -       22,937      (22,937)       (100.0)
  Distributions from
    unconsolidated entities               2,219        1,151        1,068          92.8
                                    ------------------------------------------------------
Net cash used in investing          $   (53,129) $    11,987    $ (65,116)       (543.2)%
activities                          ======================================================

Financing Activities
  Financing costs                   $    (2,786) $    (1,155)   $  (1,631)       (141.2)%
  Proceeds from mortgages and
    notes payable                       195,000          321      194,679      60,647.7
  Repayment of mortgages and
    notes payable                      (189,866)     (23,514)    (166,352)       (707.5)
  Repayment of bonds payable                  -      (23,250)      23,250         100.0
  Proceeds from construction
    financing                            21,419       35,560      (14,141)        (39.8)
  Dividends paid to Series B
    Preferred Shareholders                    -       (2,250)       2,250         100.0
  Dividends paid to Series A
    Preferred  Shareholder                    -         (750)         750         100.0
                                    ------------------------------------------------------
Net cash provided by financing
activities                            $  23,767   $  (15,038) $    38,805         258.0%
                                    ======================================================

    The net decrease in operating assets and liabilities is primarily due a decrease of $14.5 million in accrued interest payable as a result of refinancing the Bank One Corporate Center mezzanine loan during the first quarter of 2003, offset by a $3.7 million decrease in deferred rent receivable due to Arthur Andersen's termination, a net decrease in accrued real estate taxes of $1.8 million primarily due to fewer operating properties as a result of 2002 sales of real estate offset by the addition of Bank One Corporate Center, and a $5.7 million increase in accounts payable and accrued expenses.

    Expenditures for real estate and equipment decreased in the first quarter of 2003 due to a $21.4 million decrease in expenditures for projects under development primarily due to the substantial completion of Bank One Corporate Center as of November 1, 2002, offset by an increase in tenant improvements at Bank One Corporate Center, 208 South LaSalle Street and Continental Towers of $6.0 million, $1.2 million and $0.8 million, respectively.

    Proceeds from sale of real estate decreased due to no real estate sales in 2003 compared to the sale of two land parcels in February 2002, that resulted in net proceeds of $9.9 million.

    Leasing costs increased $2.2 million during the first quarter of 2003 primarily due to the net change in liability for leases assumed relating to the Citadel Reimbursement Obligations. See Note 11 -Recent Developments to the Consolidated Financial Statements for further discussion of the Citadel Reimbursement Obligations.

    The $45.3 million increase in restricted cash escrows is the result of the establishment of the tenant improvement releasing escrows of $33.5 million at our 33 West Monroe Street, Chicago, Illinois property resulting from the Arthur Andersen lease termination combined with the release of escrows previously securing letters of credit of $22.3 million in 2002, offset by a decrease in the construction escrow at Bank One Corporate Center in the amount of $6.3 million and a release of a $2.0 million escrow related to a property sold in the fourth quarter of 2002. See Note 11 - Recent Developments to the Consolidated Financial Statements.

    The decrease in proceeds from joint ventures is due to the assignment of our interest in 2002 in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million.

    The increase in distributions from unconsolidated entities is due to receiving a larger distribution in 2003 from the 77 West Wacker Drive joint venture as compared to 2002. This was the result of an interest rate collar agreement being assigned to a different financial institution for this venture resulting in the release to the joint venture of $6.9 million of previously escrowed funds.

    Financing fees increased $2.3 million due to refinancing the One IBM Plaza office property. See Note 11 - Recent Developments to the Consolidated Financial Statements.

    Proceeds from mortgages and notes payable increased $194.7 million due to refinancing the One IBM Plaza office property. See Note 11 - Recent Developments to the Consolidated Financial Statements.

    Repayment of mortgages and notes payable increased $166.4 million due to refinancing the One IBM Plaza office property. See Note 11 - Recent Developments to the Consolidated Financial Statements.

    Proceeds from construction financing decreased $14.1 million due to reduced construction loan proceeds of $27.5 million at Bank One Corporate Center due to its substantial completion in November 2002, offset by additional proceeds of $13.3 million from the refinancing of the mezzanine loan at Bank One Corporate Center.

    The decrease in dividends paid to Series B Preferred and Series A Preferred shareholders is due to the suspension of quarterly dividends on our Series B Preferred Shares in the fourth quarter of 2002 and the repurchase of the Series A Preferred shares by our Operating Partnership in July 2002.

Liquidity and Capital Resources

    Recent Developments. On December 18, 2002, we announced that our Board approved the engagement of Merrill Lynch & Company as our financial advisor to assist in our evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. In addition, on February 6, 2003 we announced that we engaged Wachovia Securities as one of our financial advisors in connection with this evaluation. Our goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy, as discussed below. There can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) to repay debt and/or repurchase our shares and common units of our Operating Partnership and/or distribute them to our shareholders and the common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

    Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital resources and needs, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. In addition, under the terms of our indebtedness to SCPG, we are not permitted to declare and pay any distributions on our outstanding equity securities so long as the SCPG notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the SCPG notes in an amount equal to such distributions. We currently do not anticipate declaring or paying distributions on our common or preferred shares/units during 2003. In the future, distributions on our common shares may not be made until all accrued distributions on our preferred shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurances that we will be able to complete capital transactions or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital transactions are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either during 2003 or thereafter, or that we will be able to pay distributions on our Series B Shares.

    Our anticipated cash flows from operations will not be sufficient to fund our anticipated short and long-term capital needs. Consequently, in order to fund both our short-term and long-term capital needs, we will need to obtain additional funds from some combination of capital transactions which may include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds or relief to fund our capital needs.

    In 2003, we anticipate the need to fund significant capital expenditures to retenant space that has been vacated or is anticipated to be vacated during 2003. In addition, we continue to incur and pay certain costs and expenses related to Bank One Corporate Center consisting principally of the funding of a sublease obligation in connection with the lease of an anchor tenant. As noted above, if capital events are not completed on satisfactory terms, we can give no assurances that we will be able to fund our anticipated capital needs.

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness, minimum quarter end cash balance requirements and numerous other financial covenants. Compliance with these covenants in 2003 is highly dependent on our financial results (including but not limited to there not being a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital transactions such as asset sales, debt refinancings and/or new debt or equity transactions and is not assured. There can be no assurances that any necessary transaction or transactions will occur. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. Our ability to meet these covenants in the future is contingent on our ability to execute certain capital events and on our future financial results. In addition, if the July 16, 2003 maturity of the SCPG indebtedness is not extended, SCPG's default remedies, including foreclosure upon our pledges and mortgages of our Operating Partnership's direct or indirect equity interests in various properties, may also hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants. We are pursuing various capital transactions, which, if consummated in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the repayment of part or all of the SCPG debt. If the capital transactions are not consummated, or the proceeds of capital transactions are not sufficient to allow us to meet the minimum cash balance covenants, we intend to seek waivers or modifications from the lenders. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained or if they are obtained, whether they are granted on terms that are favorable to us.

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

    The following tables disclose our contractual obligations and commercial commitments as of March 31, 2003:



                                                        Payments Due by Period
                                                        (dollars in thousands)
                                             ---------------------------------------------
                                                           2004-      2006-
   Contractual Obligations(A)       Total       2003       2005       2007    Thereafter
------------------------------------------------------------------------------------------
Mortgages and notes payable(B)   $   676,817  $ 59,248   $170,574  $ 263,753  $ 183,242
Bonds payable(C)                      24,900         -          -     24,900          -
Construction financing               229,617         -    229,617          -          -
Capital lease obligations                502       208        294          -          -
Operating leases                      14,223     2,012      4,587      4,163      3,461
Tenant improvement allowances
  (D)(E)                              26,011    26,011          -          -          -
Liabilities for leases
  assumed and lease
  reimbursement obligations(F)        89,682     9,012     23,452     18,281     38,937
Land acquisition contract(G)           2,413     2,413          -          -          -
Deferred interest and loan exit
  fees                                 4,851     2,366      1,485      1,000          -
                                 ---------------------------------------------------------
Total contractual cash
   obligations                   $ 1,069,016  $101,270   $430,009  $ 312,097  $ 225,640
                                 =========================================================


(A) We anticipate funding these obligations from operations and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed in "Liquidity and Capital Resources".

(B) The total contractual obligation for mortgages and notes payable does not reflect unamortized debt discount of $0.2 million as of March 31, 2003 and includes a mortgage note payable of $64.3 million related to property held for sale which matures on April 30, 2006.

(C) The scheduled maturity date for the bonds is 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds, which if not extended or replaced, would accelerate the maturity of the bonds.

(D) We have escrows of $1.9 million that may be utilized to fund these obligations.

(E) Tenant improvement allowances of $21.8 million correspond to Bank One Corporate Center and will be funded through its construction loan. We anticipate this obligation will be funded in 2003.

(F) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $57.7 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. We also in 2002 pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Corporate Center mezzanine loan and in conjunction with our refinancing, our escrow obligations were restructured. See "Recent Developments" in Item 1 - Business above for further discussion relating to our restructured escrow obligations.

(G) We have a contract to acquire 30.3 acres of land for approximately $2.4 million. These acres must be purchased by June 2003.


                                                           Amount of Commitment
                                                           Expiration Per Period
                                                          (dollars in thousands)
                                                 -------- ---------- ---------- -----------
              Other                   Total
           Commercial                Amounts                2004-      2006-
           Commitments              Committed     2003      2005       2007     Thereafter
---------------------------------- ------------- -------- ---------- ---------- -----------
Standby letters of credit          $  25,468     $   226 $       -   $  25,242  $      -
Guarantees (A)                       135,932       9,811   100,575      13,400    12,146
Unconsolidated joint ventures (B)     78,750       5,000    73,750           -         -
Tax indemnifications (C)              70,651         189       (C)         (C)        (C)
Series B preferred shares (D)            (D)      11,250    18,000      18,000        (D)
                                   ------------- -------- ---------- ---------- -----------
Total commercial commitments       $ 310,801     $26,476 $ 192,325   $  56,642  $ 12,146
                                   ============= ======== ========== ========== ===========


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

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. The amount shown represents 50% of the balance of the $157.5 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. On January 16, 2003, the interest rate collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture. On March 12, 2001, our joint venture partner became the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid.

    In addition, we have a 23.1% interest in a real estate venture, which we account for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) In February 2002, we sold vacant land in Aurora, Illinois, a portion of which was covered by the tax indemnity with certain principals affiliated with Mr. Stephen J. Nardi, our Chairman, (the "NAC Contributors"), and deposited the proceeds into a tax deferred exchange trust. In August 2002, we elected not to use the proceeds to acquire a replacement property, thereby triggering the tax gain on sale. As a result, we accrued indemnity payments of $0.2 million to the NAC Contributors. We paid NAC Contributors the $0.2 million on April 11, 2003.

    We estimate our maximum possible exposure on tax indemnifications to be $70.5 million if all remaining indemnity properties had been sold as of March 31, 2003. The amount of certain indemnities decreases by 10% each calendar year on each anniversary date of our November 17, 1997 initial public offering. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No Series B Shares dividend was declared or paid for the fourth quarter of 2002 or first quarter of 2003. On and after June 5, 2003, the Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

    Property Sales. There were no property sales during the three months ended March 31, 2003.

    Preferred Shares. Our anticipated cash flow from operations in 2003 is not expected to be sufficient to fund distributions on our Series B Shares. Our
Board has suspended the payment of these dividends. Payment of these distributions may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. We are currently in arrears with respect to two quarterly distributions. The term of any Trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment. Under the terms of the SCPG transaction, we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the SCPG notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions.

    Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Nardi. The terms of these agreements are discussed in Note 18 - Commitments and Contingencies to our Consolidated Financial Statements.

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note. The terms of this agreement are discussed in Note 18 - Commitments and Contingencies to our Consolidated Financial Statements.

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

    Indebtedness. Our aggregate indebtedness was $931.1 million at March 31, 2003. This indebtedness had a weighted average maturity of 3.64 years and bore interest at a weighted average interest rate of 6.54% per annum. At March 31, 2003, $323.1 million, or 34.7%, bore interest at a fixed rate, and $608.1 million, or 65.3% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $608.1 million of variable rate debt, $509.1 million was subject to various interest rate cap agreements.

    Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

    On January 31, 2003, an interest rate cap agreement for a notional amount of $67.0 million expired with respect to our property known as 33 West Monroe Street. An additional hedge agreement was required by February 1, 2003, covering the period from February 1, 2003 through debt maturity of November 15, 2005. On January 29, 2003, we entered into an interest rate cap agreement for the period January 31, 2003 through October 31, 2004 for a notional amount of $67.0 million that will reduce over the term of the agreement to $65.5 million. The interest rate under this agreement is capped at a LIBOR index rate of 6.50%.

     On November 10, 1999, our unconsolidated joint venture entered into an interest rate collar agreement with respect to the property known as 77 West Wacker Drive for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling and the interest floor under the agreement are based on a LIBOR index rate of 7.75% and a LIBOR index rate of 6.10%, respectively. On March 12, 2001, our joint venture partner replaced us as the guarantor to the counterparty related to the agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreements, we would be liable to reimburse our joint venture partner for our fifty percent share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

    On December 10, 2002, we entered into an interest rate cap agreement with respect to our property known as 330 North Wabash Avenue (IBM Plaza) for the period December 10, 2002 through December 13, 2003 for a notional amount of
$153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002. On March 10, 2003, the underlying loan hedged by this derivative instrument was refinanced. As this instrument has not been redesignated as a hedge of another transaction, all changes in the fair value of the instrument will be marked to market with changes in value included in net income each period until the instrument matures.

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

    On August 22, 2001, we entered into an interest rate cap agreement with respect to our property known as Bank One Corporate Center for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap begins at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million based on increases anticipated in the Bank One Corporate Center construction loan. As of March 31, 2003, the notional amount was $212.0 million capped at the LIBOR index rate of 6.75%.

    On February 19, 2003, we entered into an interest rate cap agreement with respect to the property known as 330 North Wabash Avenue (IBM Plaza) for the period February 21, 2003 through March 15, 2006 for a notional amount of $195.0 million. The interest rate under this agreement is capped at the LIBOR index rate of 6.6% for the term of the Loan.

    Debt Repayments. In connection with the refinancing of our IBM office property and the refinancing of the Bank One Corporate Center mezzanine loan, we repaid $237.9 million of debt related to the properties. In conjunction with the IBM Plaza refinancing and the November 2002 sale of Centre Square I, we repaid a total of $11.4 million in partial repayment of the Exchangeable Note from SCPG. Scheduled principal payments were made totaling $1.2 million bringing the total debt repaid for the three months ended March 31, 2003 to $250.5 million.

    Shelf Registration Statement Not Available. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on June 8, 1999, to register up to $500.0 million of our equity and debt securities for future sale at prices and on terms to be determined at the time of offering. Concurrent with the filing of our most recent Form 10-K, our shelf registration is no longer effective and we will no longer be able to offer securities for sale thereunder as we are not paying dividends on our Series B Shares.

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

Funds from Operations

    Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations (primarily for adding back the effect of gains (losses) on sale of depreciable operating property and depreciation and amortization expense). Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of our combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

    The following table represents the unaudited GAAP Reconciliation of Net Income (Loss) to Funds from Operations for the three months ended March 31, 2003 and 2002:



                                                       Three Months Ended
                                                            March 31
                                                       2003           2002
                                                 -------------------------------
                                                       (dollars in thousands)
Net income (loss) (1)...........................    $  14,871     $  (18,107)
Adjustments to reconcile to Funds from
   Operations:
  Real estate depreciation and amortization.....        9,121          7,034
  Amortization of costs for leases assumed......          320            163
  Joint venture adjustments.....................          854            843
  Adjustment for sale of operating property.....            -            107
  Adjustment for discontinued operations (2)....        1,029         23,173
  Minority interests............................        8,358         (3,585)
  Income allocated to preferred shareholders....       (2,250)        (3,199)
                                                 -------------------------------
Funds from Operations (1).......................    $  32,303      $   6,429
                                                 ===============================

(1) Funds from Operations and Operating Funds from Operations are non-GAAP financial measures. Funds from Operations ("FFO") is defined as net income
    (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. We utilize FFO and Operating FFO as performance measures. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We believe that FFO and Operating FFO provide useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors, and Operating FFO excludes items which we believe are not reflective of our core and continuing operations. FFO and Operating FFO are not representative of cash flow from operations, are not indicative that cash flows are adequate to fund all cash needs, and should not be considered as alternatives to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO and Operating FFO.

(2) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented.

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. has earned commissions of $0.2 million for services provided to us in the first quarter of 2003. On March 12, 2003, we extended the term of this agreement to September 30, 2003.

    As of March 31, 2003, we have a receivable of approximately $0.9 million from Mr. Nardi and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period from October 2001 through March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance and rent continued to accrue under the master lease at the rate of approximately $48,000 per month. The term of the master lease expired on March 31, 2003. We have recorded this rent as a reduction of our basis in the property.

    On March 25, 2003, we and PGI and one of PGI's affiliates, both affiliates of Michael W. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead by placed in an escrow to be used to fund the environmental remediation costs.

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

    PGI leases 22,620 square feet of space at 77 W. Wacker Drive, Chicago, Illinois, an office building owned by one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and account for our ownership using the equity method. PGI paid rent and operating expense escalations to the joint venture totaling approximately $0.2 million for the quarter ended March 31, 2003. PGI's lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. PGI currently owes the unconsolidated real estate joint venture $0.3 million representing rent and related operating expense reimbursements for the months of February, March, April and May of 2003. We have declared PGI in default under the lease and are in the process of pursuing our remedies under the lease.

    Tax Indemnification Agreements. The Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with Edward S. Hadesman, a former executive officer, which contributed properties to us during our initial public offering (the "IBD Contributors") pursuant to which the we are required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities or the sale or other disposition by us of the properties they contributed. The terms of this agreement are discussed in Note 18 - Commitments and Contingencies to our Consolidated Financial Statements.

    We entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi (the "NAC Contributors") who contributed properties to us during our initial public offering, pursuant to which we are required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities on the sale or other disposition by the us of the properties they contributed. The terms of this agreement are discussed in Note 18 - Commitments and Contingencies to our Consolidated Financial Statements.

    Other Transactions. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. We have a receivable at March 31, 2003 of $26,861 due from PGI (included in other assets), relating to PGI's indemnification to us for certain costs of environmental remediation.

    Governor James R. Thompson, one of our Trustees, is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to us. Winston & Strawn earned fees of $0.4 million for legal services provided to us for the months ended March 31, 2003.

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

    As of March 31, 2003, approximately $608.1 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $509.1 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2003. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.



                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                  2003      2004     2005      2006      2007   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount...........   $    2.3    $   3.3    $  5.8   $  3.8    $  3.9    $183.2    $ 202.3
Weighted-average interest
 rate (1)...................        7.44%      7.45%     7.41%    7.46%     7.46%     7.58%

Variable rate amount........   $   11.1    $  93.2    $ 68.3   $256.0       -         -      $ 428.6
Weighted-average interest
 rate (1)...................        4.60%      6.21%     2.82%    4.88%     -         -

Notes payable:
Fixed rate amount (2).......   $   45.9       -          -        -        -          -      $  45.9
Weighted-average interest
 rate(1)....................       14.48%     -          -        -        -          -

Bonds payable:
Variable rate amount (3)....       -          -          -        -       $24.9       -      $  24.9
Weighted-average interest
 rate (1)..................        -          -          -        -         3.65%     -

Construction Financing:
Fixed rate amount...........       -       $  75.0       -        -         -         -      $  75.0
Weighted-average interest
 rate (1)...................       -          16.00%     -        -         -         -

Variable rate amount .......       -       $ 154.6       -        -         -         -      $ 154.6
Weighted-average interest
 rate(1)....................       -           3.95%     -        -         -         -

Interest rate cap
 agreements(1)(4):
Notional amount.............    $ 182.5    $ 339.0       -    $ 195.0       -         -      $ 716.5
Cap rate....................        4.93%      6.79%     -        6.60%     -         -         -


(1) Based upon the rates in effect at March 31, 2003, the weighted-average interest rates on our mortgage notes payable, notes payable, bonds payable and construction financing at March 31, 2003 were 5.71%, 14.48%, 3.65% and 7.89%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $6.1 million.

(2) Amount shown for 2003 does not reflect unamortized debt discount of $0.2 million on notes payable as of March 31, 2003.

(3) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

(4) On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap began at $81.0 million and increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan for Bank One Corporate Center. As of March 31, 2003, the notional amount was $212.0 million with a capped LIBOR index rate of 6.75%. Also included is an interest rate cap with a notional amount of $150.0 million for the loan that was refinanced on our One IBM Plaza property. This cap has an expiration date of December 13, 2003.

  Item 4.      Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

               Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) conducted within 90 days of the date of filing of this quarterly report on Form 10-Q under the supervision and with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

On August 29, 2002, 180 Acquisition filed a Complaint against us, our Operating Partnership, our affiliated Services Company, one of our subsidiaries holding the 180 interests, and Jeffrey A. Patterson, our Co-President and Chief Investment Officer. For a description of this case, please see Note 18 - Commitment and Contingencies to our Consolidated Financial Statements.

The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of the IBM Plaza office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. For a description of this matter, please see Note 11 - Recent Developments to our Consolidated Financial Statements.

Item 2.        Changes in Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

We are currently in arrears in the payment of dividends on our 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares"). As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $4.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.


Item 4.        Submission of Matters to a Vote of Security Holders.

               None.

Item 5.        Other Information.

               None.

Item 6. .......Exhibits and Reports on Form 8-K.

(a) Exhibits:

     3.1 Amendment No. 42 to Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 10, 2003.

     10.1 Loan Agreement dated as of March 10, 2003 between 330 N. Wabash Avenue, L.L.C., and Lehman Brothers Bank FSB.

     10.2 Promissory Note dated as of March 10, 2003 in the principal amount of $195,000,000 from 330 N. Wabash Avenue, L.L.C., in favor of Lehman Brothers Bank FSB.

     10.3 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB.

     10.4 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB.

     10.5 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB.

     10.6 Mezzanine Loan Agreement dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C. and LNR Eastern Lending, LLC.

     10.7 Omnibus First Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC and Prime Group Realty, L.P.

     10.8 Omnibus Second Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P.

     10.9 Omnibus Third Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P.

    10.10 Mezzanine Note dated as of March 19, 2003 in the principal amount of $75,000,000 from Prime/Beitler Development Company, L.L.C. in favor of LNR Eastern Lending, LLC.

    10.11 Guaranty of Completion and Indemnity dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC.

    10.12 Guaranty of Interest and Operating Costs dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC.

    10.13 Reserve Account Agreement dated as of March 19, 2003 by and among Dearborn Center, L.L.C., Bayerische Hypo- Und Vereinsbank AG, New York Branch, LNR Eastern Lending, LLC, Prime/Beitler Development Company, L.L.C. and Prime Group Realty, L.P.

    10.14 Non-Recourse Carveout Agreement dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC.

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

EXHIBIT
NUMBER  DESCRIPTION

               Reports on Form 8-K:

               We filed the following reports on Form 8-K during the first quarter of 2003:

               Form 8-K dated February 5, 2003 (filed February 6, 2003, File No. 001-13589) announcing the termination of discussions and negotiations relating to a possible negotiated transaction with Northland and our engagement of Wachovia Securities, Inc. as financial advisor to assist us and our existing financial advisor, Merrill Lynch & Co., in our evaluation of strategic alternatives.

               Form 8-K dated February 20, 2003 (filed February 21, 2003, File No. 001-13589) relating to the announcement of the termination of Arthur Andersen LLP's lease with us at 33 West Monroe Street in Chicago, Illinois.

               Form 8-K dated March 10, 2003 (filed March 13, 2003, File No. 001-13589) relating to the closing of the Lehman Brothers Bank FSB loan.

               Form 8-K dated March 20 2003 (filed March 21, 2003, File No. 001-13589) relating to the closing of the LNR Eastern Lending, LLC loan.

               Form 8-K dated March 27, 2003 (filed March 27, 2003, File No. 001-13589) relating to additional financial and operational information concerning us and properties owned by us or our subsidiaries as of December 31, 2001, in the form of a Supplemental Information Package.

               Form 8-K dated April 14, 2003 (filed April 21, 2003, File No. 001-13589) relating to the election of Ray H. D'Ardenne and Daniel A. Lupiani to our Board of Trustees and the resignation of Michael W. Reschke from our Board of Trustees.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PRIME GROUP REALTY TRUST

                                         Registrant

Date:      May 13, 2002                  /s/  Louis G. Conforti
                                         ----------------------
                                         Louis G. Conforti
                                         Co-President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer of the Registrant)

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2002



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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2002

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

                                                          Three Months Ended
                                                              March 31,
                                                           2003          2002
                                                     ---------------------------
       Earnings (1):
       Income (loss) from continuing operations
       before minority interest per  the
       consolidated financialstatements............    $  22,557   $    (2,663)
       Interest expense............................       15,299         8,661
       Amortization of debt issuance costs.........        1,622           694
                                                     ---------------------------
       Earnings....................................    $  39,478   $     6,692
                                                     ===========================

      Fixed Charges (1):
       Interest expense............................    $  15,299   $     8,661
       Capitalization of interest expense..........        1,955         6,593
       Capitalization of amortization of debt
        issuance costs.............................          264           849
       Amortization of debt issuance costs.........        1,622           694
       Preferred share distributions...............        2,250         3,199
                                                     ---------------------------
       Total fixed charges.........................    $  21,390    $   19,996
                                                     ===========================
       Ratio of earnings to combined fixed charges
        and preferred share distributions..........         1.85             -
                                                     ===========================
       Excess (deficit) of earnings to combined
        fixed charges and preferred share
        distributions..............................    $  18,088    $  (13,304)
                                                     ===========================
       Funds from Operations (1):
       Funds from operations.......................    $  32,303   $     6,429
       Interest expense............................       15,299         8,661
       Amortization of debt issuance costs.........        1,622           694
       Preferred share distributions...............        2,250         3,199
                                                     ---------------------------
       Adjusted funds from operations..............    $  51,474    $   18,983
                                                     ===========================
       Fixed Charges (1):
       Interest expense............................    $  15,299   $     8,661
       Capitalization of interest expense..........        1,955         6,593
       Capitalization of amortization of debt
        issuance costs.............................          264           849
       Amortization of debt issuance costs.........        1,622           694
       Preferred share distributions...............        2,250         3,199
                                                     ---------------------------
       Total fixed charges.........................    $  21,390    $   19,996
                                                     ===========================
       Ratio of funds from operations to combined
        fixed charges and preferred share
        distributions..............................         2.41             -
                                                     ===========================
       Excess (deficit) of funds from operations to
        combined fixed charges and preferred share
        distributions..............................    $  30,084   $    (1,013)
                                                     ===========================


(1) Information for the three months ended March 31, 2002 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2003 from continuing operations to discontinued operations.