Form 10-Q
period 2003-06-30
PRIME GROUP REALTY TRUST
filed 2003-08-07
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

     On August 5, 2003, 23,670,522 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial Information

Item 1.    Condensed Consolidated Financial Statements (Unaudited)        PAGE

           Consolidated Balance Sheets as of June 30, 2003 and
             December 31, 2002                                                4

           Consolidated Statements of Operations for the Three Months
              Ended June 30, 2003 and 2002                                    5

           Consolidated Statements of Operations for the Six Months
              Ended June 30, 2003 and 2002                                    6

           Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2003 and 2002                             7

           Notes to Consolidated Financial Statements                         9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             35

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                     54

Item 4.    Controls and Procedures                                           55

Part II:   Other Information

Item 1.    Legal Proceedings                                                 55
Item 2.    Changes in Securities and Use of Proceeds                         55
Item 3.    Defaults Upon Senior Securities                                   56
Item 4.    Submission of Matters to a Vote of Security Holders               56
Item 5.    Other Information                                                 56
Item 6.    Exhibits and Reports on Form 8-K                                  57

Signatures                                                                   59

Forward-Looking Statements

    Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2003.

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

Item 1.        Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                       (000's omitted, except share data)
                                   (Unaudited)



                                                                  June 30       December 31
                                                                    2003            2002
                                                              ---------------------------------
Assets Real estate, at cost:
  Land......................................................    $   169,188     $   183,891
  Building and improvements.................................        952,973       1,032,669
  Tenant improvements.......................................        110,572         111,547
  Furniture, fixtures and equipment.........................         10,265          10,218
                                                              ---------------------------------
                                                                  1,242,998       1,338,325
  Accumulated depreciation..................................       (118,605)       (110,387)
                                                              ---------------------------------
                                                                  1,124,393       1,227,938
  Property held for development.............................         22,568          20,158
                                                              ---------------------------------
                                                                  1,146,961       1,248,096

Investments in unconsolidated entities......................          1,239           1,440
Cash and cash equivalents...................................          8,686          15,800
 Receivables,  net of  allowance  of  $2,243  and  $1,867
  at June 30,  2003 and December 31, 2002, respectively:
    Tenant..................................................          1,939           1,595
    Deferred rent...........................................         21,799          22,351
    Other...................................................            262           2,453
Restricted cash escrows.....................................         83,329          58,933
Deferred costs, net.........................................         52,801          53,943
Other.......................................................          3,596           3,987
                                                              ---------------------------------
Total assets................................................   $  1,320,612    $  1,408,598
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................   $    590,600    $    671,340
Bonds payable...............................................         24,900          24,900
Construction financing......................................        238,171         208,198
Accrued interest payable....................................          6,548          21,818
Accrued real estate taxes...................................         40,982          36,642
Accrued tenant improvement allowances.......................         22,185          33,172
Accounts payable and accrued expenses.......................         19,119          16,981
 Construction costs payable, including retention of $2,495
  and $5,034 at June 30, 2003 and
  December 31, 2002, respectively...........................          7,804          12,896
Liabilities for leases assumed..............................         16,771          21,692
Deficit investment in unconsolidated entity.................          3,290           4,223
Other.......................................................          8,807          10,654
                                                              ---------------------------------
Total liabilities...........................................        979,177       1,062,516
Minority interests:
  Operating Partnership.....................................         29,047          98,643
  Other.....................................................              -           2,000
Shareholders' equity:
  Preferred Shares,  $0.01 par value;  30,000,000 shares
    authorized:  Series B - Cumulative Redeemable
    Preferred Shares, 4,000,000 shares designated,
    issued and outstanding at June 30, 2003 and
    December 31, 2002.......................................             40              40
    Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 23,670,522 and 15,689,623 shares issued
    and outstanding at June 30, 2003 and
    December 31, 2002, respectively.........................            236             157
  Additional paid-in capital................................        381,252         330,327
  Accumulated other comprehensive loss......................         (5,053)         (6,008)
  Distributions in excess of earnings.......................        (64,087)        (79,077)
                                                              ---------------------------------
Total shareholders' equity..................................        312,388         245,439
                                                              ---------------------------------
Total liabilities and shareholders' equity..................   $  1,320,612    $  1,408,598
                                                              =================================



                       See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                             Three Months ended
                                                                   June 30
                                                           2003               2002
                                                    --------------------------------------
Revenue:
   Rental..........................................     $  27,048          $  24,384
   Lease termination fees..........................         1,514                 78
Tenant reimbursements..............................        14,608             14,279
Other property revenues............................         1,191              1,411
Services Company revenue...........................           807              1,329
                                                    --------------------------------------
Total revenue......................................        45,168             41,481

Expenses:
Property operations................................        10,881             11,628
Real estate taxes..................................        10,580              8,935
Depreciation and amortization......................         9,963              7,524
General and administrative.........................         2,626              2,470
Services Company operations........................           607                874
Severance costs....................................             -              1,979
Strategic alternative costs........................           420                651
                                                    --------------------------------------
Total expenses.....................................        35,077             34,061
                                                    --------------------------------------

Operating income...................................        10,091              7,420
 Other income......................................         1,598                410
   Interest:
     Expense.......................................       (14,464)            (8,424)
     Amortization of deferred financing costs......        (1,328)              (682)
                                                    --------------------------------------
Loss from continuing operations before minority            (4,103)            (1,276)
  interests........................................
Minority interests.................................         2,238              1,876
                                                    --------------------------------------
(Loss) income from continuing operations...........        (1,865)               600
Discontinued operations, net of minority interests
  of $(627) and $784 in 2003 and 2002, respectively         1,984               (903)
                                                    --------------------------------------
Income (loss) before loss on sales of real estate..           119               (303)
Loss on sales of non-operating properties, net of
  minority interests of $408 in 2002...............             -               (580)
                                                    --------------------------------------
Net income (loss) .................................           119               (883)
Net income allocated to preferred shareholders.....        (2,250)            (3,380)
                                                    --------------------------------------
Net loss available to common shareholders..........      $ (2,131)         $  (4,263)
                                                    ======================================

Basic and  diluted  earnings  available
  to common  shares per  weighted-average
  common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders...........................      $  (0.24)         $  (0.18)
Discontinued operations, net of minority interests.          0.12             (0.06)
Loss on sales of real estate, net of minority
  interests........................................             -             (0.03)
                                                    --------------------------------------
Net loss available per weighted-average common
  share of beneficial interest -basic and diluted..      $  (0.12)         $  (0.27)
                                                    ======================================



                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                              Six Months ended
                                                                   June 30
                                                           2003               2002
                                                    --------------------------------------
Revenue:
   Rental..........................................     $  53,266          $  48,624
   Lease termination fees..........................        31,226                745
Tenant reimbursements..............................        29,990             28,249
Other property revenues............................         2,533              2,871
Services Company revenue...........................         1,465              2,760
                                                    --------------------------------------
Total revenue......................................       118,480             83,249

Expenses:
Property operations................................        22,616             22,421
Real estate taxes..................................        20,760             18,345
Depreciation and amortization......................        19,445             14,691
General and administrative.........................         4,946              4,445
Services Company operations........................         1,167              2,009
Provision for asset impairment.....................             -              5,171
Severance costs....................................             -              1,979
Strategic alternative costs........................           473                913
                                                    --------------------------------------
Total expenses.....................................        69,407             69,974
                                                    --------------------------------------

Operating income...................................        49,073             13,275
 Other income......................................         2,094              1,247
   Interest:
     Expense.......................................       (29,763)           (17,085)
     Amortization of deferred financing costs......        (2,950)            (1,376)
                                                    --------------------------------------
Income (loss) from continuing operations before            18,454             (3,939)
  minority interests...............................
Minority interests.................................        (6,120)             5,461
                                                    --------------------------------------
Income from continuing operations..................        12,334              1,522
Discontinued operations, net of minority
 interests of $(1,101) and $13,666 in 2003
 and 2002, respectively...........................          2,656            (19,617)

                                                    --------------------------------------
Income (loss) before loss on sales of real estate..        14,990            (18,095)
Loss on sales of non-operating properties, net of
  minority interests of $626 in 2002...............             -               (895)
                                                    --------------------------------------
Net income (loss) .................................        14,990            (18,990)
Net income allocated to preferred shareholders.....        (4,500)            (6,579)
                                                    --------------------------------------
Net income (loss) available to common shareholders.     $  10,490         $  (25,569)
                                                    ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Income (loss) from continuing operations, net of
  minority interests and the allocation of net
  income to preferred shareholders.................     $    0.47         $    (0.32)
Discontinued operations, net of minority interests.          0.16              (1.25)
Loss on sales of real estate, net of minority
  interests........................................             -              (0.06)
                                                    --------------------------------------
Net income (loss) available per weighted-average
  common share of beneficial interest -basic and
  diluted..........................................     $    0.63         $    (1.63)
                                                    ======================================


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                              Six Months ended
                                                                   June 30
                                                           2003               2002
                                                    --------------------------------------
Operating activities
Net income (loss) ..............................     $     14,990        $   (18,990)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Amortization of discount on notes payable...              316                  -
    Amortization of costs for leases assumed
      (included in rental revenue)..............            1,068                320
    (Gain) loss on sales of real estate.........           (1,220)             5,333
    Depreciation and amortization (including
      discontinued operations)..................           22,950             20,134
    Provision for asset impairment (asset
      impairments of $34,200 in 2002 included
      in discontinued operations)...............                -             39,371
    Net equity in income of unconsolidated
      investments...............................           (1,761)              (553)
    Minority interests (including discontinued
      operations)...............................            7,221            (19,753)
    Changes in operating assets and liabilities:
      Decrease in receivables...................            2,695                443
      Increase in other assets..................             (117)            (1,204)
      (Decrease) increase in accrued interest
        payable.................................          (15,209)             3,901
      Increase in accrued real estate taxes.....            6,510              1,321
      Increase (decrease) in accounts payable
        and accrued expenses....................            2,501             (7,030)
      Decrease in other liabilities.............             (841)              (564)
                                                    --------------------------------------
Net cash provided by operating activities.......           39,103             22,729

Investing activities
Expenditures for real estate and equipment......          (38,879)           (77,347)
Proceeds from sales of real estate..............           79,321             25,985
(Increase) decrease in restricted cash escrows..          (26,922)            13,754
Leasing costs...................................           (7,753)            (5,464)
Proceeds from assignment of joint venture
  interest......................................                -             22,937
Distributions from unconsolidated entities, net.            2,219              1,261
Net cash provided by (used in) investing           --------------------------------------
  activities....................................            7,986            (18,874)

Financing activities
Financing costs.................................           (3,120)            (1,520)
Proceeds from mortgages and notes payable.......          195,000                371
Repayment of mortgages and notes payable........         (276,056)           (28,546)
Repayment of bonds payable......................                -            (23,250)
Proceeds from construction financing............           90,793             59,587
Repayment of construction financing.............          (60,820)                 -
Dividends paid to Series B - preferred
  shareholders..................................                -             (2,250)
Dividends paid to Series A - preferred
  shareholder...................................                -               (750)
Net cash (used in) provided by financing            --------------------------------------
  activities....................................          (54,203)             3,642
                                                    --------------------------------------

Net (decrease) increase in cash and cash
  equivalents...................................           (7,114)             7,497
Cash and cash equivalents at beginning of year..           15,800              6,582
                                                    --------------------------------------
Cash and cash equivalents at end of period......      $     8,686        $    14,079
                                                    ======================================


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                   (continued)

    During the six months ended June 30, 2003 and 2002, respectively, we sold assets, net of assumed liabilities, as follows:

                                                            Six Months
                                                           Ended June 30
                                                        2003           2002
                                                   -----------------------------

Real estate, net.................................. $    79,477    $   140,921
Deferred costs, net...............................           -          2,515
Deferred rent receivable..........................           -          2,772
Restricted escrows................................       2,526          3,842
Mortgage notes payable assumed by buyer...........           -       (113,085)
Accrued real estate taxes.........................      (2,170)        (5,996)
Other liabilities and assets, net.................      (1,732)           349
                                                   -----------------------------
Net assets sold...................................      78,101         31,318
Proceeds from sales of real estate................      79,321         25,985
                                                   -----------------------------
Gain (loss) on sales of real estate (1)........... $     1,220    $    (5,333)
                                                   =============================

(1) The gain of $1.2 million and a net loss of $3.8 million for the six months ended June 30, 2003 and 2002, respectively, are included in discontinued operations.

    The following represents supplemental disclosure of significant non-cash activity for the six months ended June 30, 2003 and 2002:


                                                                          Six Months
                                                                         Ended June 30
                                                                      2003           2002
                                                                 ------------------------------
Real estate (reduction) additions through
 the change in accrued interest payable on
 construction financing......................................    $    (12,527)  $     3,767
Real estate additions through the issuance
 of partnership unitsto minority interest....................               -         3,210
Mortgage notes payable reduction through
 assumption of debt by buyer of sold properties................             -       113,085
Real estate reduction through the exchange of Operating
  Partnership common units for common shares..................       (24,614)             -
Deferred asset reduction through the exchange of Operating
  Partnership common units for common shares..................        (1,272)             -
                                                                 ------------------------------
                                                                 $   (38,413)   $   120,062
                                                                 ==============================


                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC") on March 27, 2003 ("Form 10-K").

    Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.      Formation and Organization

    We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended, for Federal income tax purposes. We are the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and own all of the preferred units and 88.5% and 58.7% of the common units of the Operating Partnership issued and outstanding at June 30, 2003 and December 31, 2002, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units in the Operating Partnership.

    We consolidate the operations of Prime Group Realty Services, Inc. (the "Services Company"), our wholly owned subsidiary, which has elected to be treated as a Taxable REIT Subsidiary as defined under the Code.

3.      Real Estate

    Development costs, which include land acquisition costs, construction costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs, as well as certain property operating costs, continue to be capitalized, once the development is placed in service, to the extent they relate to the percentage of the property which is vacant, for one year following the date the development is placed in service. Subsequent to the one-year period, these costs are fully expensed as incurred. Upon the date the development is placed in service, development costs included in buildings and improvements are depreciated over the useful lives of the respective properties on a straight-line basis.


3.      Real Estate (continued)

    The following summarizes the interest, financing costs, real estate taxes, property operating costs and other direct and indirect costs capitalized during the three and six months ended June 30, 2003 and 2002:



                                              Three Months Ended         Six Months Ended
                                                   June 30                   June 30
                                           ------------------------- -------------------------
                                                 2003        2002         2003        2002
                                           ------------------------- -------------------------
                                                          (dollars in thousands)
Interest.................................    $     876      $  7,257    $  2,831   $  13,876
Financing costs..........................          150           880         414       1,729
Real estate taxes........................          821           242       2,139         373
Other costs..............................          161           513         588         815
                                           ------------------------- -------------------------
                                             $   2,008      $  8,892    $  5,972   $  16,793
                                           ========================= =========================


4.      Interest Rate Protection Agreements

    On June 30, 2003, our derivative instruments were reported at their fair value as other assets of $145,662, a reduction in investment in unconsolidated entity of $4.6 million and accumulated other comprehensive loss of $5.1 million. We incurred a total comprehensive gain of $581 ($.03 per weighted average common share) for the three months ended June 30, 2003 and total comprehensive loss of $932 ($.06 per weighted average common share) for the three months ended June 30, 2002. We incurred a total comprehensive gain of $15.9 million ($.96 per weighted average common share) for the six months ended June 30, 2003 and total comprehensive loss of $16.4 million ($1.04 per weighted average common share) for the six months ended June 30, 2002.

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

    The Services Company has elected to be treated as a Taxable REIT Subsidiary as defined under the Code and is subject to federal income tax.

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

7.      Going Concern

    Our debt obligation with Security Capital Preferred Growth Incorporated ("SCPG"), totaling $42.0 million (including accrued interest of $2.0 million) at June 30, 2003, matures January 12, 2004 and is secured by certain equity interests of our Operating Partnership in various properties. The terms of this debt provide for a 180-day extension period, at our option, if aggregate outstanding principal is not greater than $25.0 million by thirty days prior to January 12, 2004. We are pursuing various capital transactions, which, if consummated in sufficient amounts, would enable us to repay the two loans from SCPG or reduce the outstanding principal to a level which would allow us to elect an extension of the maturity date of our loans from SCPG.

    Debt secured by our Bank One Center and 180 North LaSalle Street properties totaling $238.2 million and $60.0 million, respectively, also matures in January 2004. The Bank One Center debt may be extended if certain leasing thresholds are met. At June 30, 2003, these had not been met. We are currently pursuing transactions which would refinance our debt obligations related to our Bank One Center and 180 North LaSalle Street properties.

    There can be no assurances as to our ability to obtain funds necessary for the required repayment of our obligation to SCPG or for the refinancing of our Bank One Center and 180 North LaSalle Street properties or that we will be successful in our efforts to execute capital transactions yielding proceeds sufficient to repay part or all of these debt obligations.

    As described in Note 9 - Debt Covenants to these Consolidated Financial Statements, our debt obligations require compliance with various financial loan covenants. Our ability to meet these covenants in the future is contingent on our ability to execute certain capital transactions and on our future financial results. In addition, if indebtedness maturing in January 2004 is not extended or refinanced, the lenders' default remedies, including the foreclosure upon our pledges and mortgages of certain direct and indirect equity interests of our Operating Partnership in various properties, may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans. We are pursuing various capital transactions, which, if consummated in a timely manner and in sufficient amounts, would provide the necessary cash proceeds to repay part or all of the SCPG debt. In addition, we are pursuing transactions to refinance our Bank One Center and 180 North LaSalle Street debt obligations. If the necessary capital transactions are not consummated, we intend to seek extensions and modifications from the lenders. However, there can be no assurances that we will be successful and/or will be in compliance with the loan covenants in the future or that we will be able obtain waivers or amendments of violations at that time.

    The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

8.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for operating properties sold or operating properties held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of the properties we sold in 2002 and 2003 through their dates of disposition.

    Discontinued operations for 2003 represents the operating results for National City Center which was sold on June 18, 2003. Discontinued operations for 2002 represents the operating results for National City Center and various properties sold in 2002 (See Notes 10 and 16 to our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002 for further discussion.)




                                                  Three Months Ended      Six Months Ended
                                                       June 30                 June 30
                                               -----------------------------------------------
                                                 2003           2002        2003       2002
                                               -----------------------------------------------
                                                        (dollars in thousands)
Rental revenue..............................   $   2,637   $   8,069    $  5,707   $  16,341
Tenant reimbursements.......................         444       3,329       1,026       6,637
Other property income.......................         343         466         723         888
                                               -----------------------------------------------
  Total revenue.............................       3,424      11,864       7,456      23,866

Property operations.........................         899       2,689       1,951       5,235
Real estate taxes...........................         518       2,228       1,125       4,386
Depreciation and amortization...............           -       1,464         555       3,885
Interest:
   Expense..................................         616       2,676       1,288       5,449
   Amortization of deferred
    financing costs.........................           -         116           -         182
                                               -----------------------------------------------
  Total expenses............................       2,033       9,173       4,919       19,137
                                               -----------------------------------------------

Income before provision for asset
  impairment and minority interests.........       1,391       2,691       2,537        4,729
Provision for asset impairment (1)..........           -        (566)          -      (34,200)
Net gain (loss) on sales of real estate (2).       1,220      (3,812)      1,220       (3,812)
Minority interests..........................        (627)        784      (1,101)      13,666
                                               -----------------------------------------------
Discontinued operations.....................   $   1,984   $    (903)   $  2,656   $  (19,617)
                                               ===============================================




(1) Impairment losses during 2002 include $33.6 million related to a portfolio of suburban office properties sold during the second quarter of 2002 when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties and $0.6 million related to an office property sold during the fourth quarter of 2002 based upon our decision to actively market the property and exit the Tennessee market.

(2) See Note 10--Recent Developments to our Consolidated Financial Statements for a description of the 2003 sale.


9.  Debt Covenants


    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In addition, certain loans contain a liquidity covenant requiring minimum unrestricted cash balances of $7.5 million at the end of each quarter. For purposes of this covenant calculation, two of the loans allow inclusion of funds in the New Citadel Escrow in excess of $10.0 million. See Note 17 - Commitments and Contingencies to our Consolidated Financial Statements for further discussion concerning the New Citadel Escrow.

    Compliance with these covenants in 2003 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions and is not assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. See Note 7 - Going Concern to our Consolidated Financial Statements for additional discussions concerning our ability to meet debt covenants.

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

10.     Recent Developments

    During the period from January 1, 2003 through June 30, 2003, we acquired and sold the following:



                                            Net
                                          Rentable     Acquisition                  Month
                                           Square       Cost/Sales     Mortgage   Acquired/
Property                Location        Feet/Acres        Price          Debt       Sold
-------------------------------------------------------------------------------------------
Acquired
Land:
  Aurora Land           Aurora, IL          30.3            $2.4          -      June
                                       ========================================
Sold
Office:
  National City Center  Cleveland, OH     767,181          $80.0        $64.7    June
                                       ========================================



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

     On February 5, 2003, we and our Board, after evaluating the proposal with our financial advisors, determined that we were not interested in pursuing the recapitalization proposal presented to us by Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investment Corporation (collectively, "Northland"), the existence of which proposal was previously disclosed by Northland on Amendments to its Schedule 13D filed on December 6, 2002 and December 20, 2002 with the SEC and by us on December 20, 2002 by a Form 8-K filed with the SEC. We instead decided to continue to pursue other strategic alternatives, including but not limited to, a sale, merger or other business combination involving the entire Company. We then informed Northland of our determination after which Northland sent a letter to us stating that it was terminating all discussions and negotiations relating to a possible negotiated transaction and Northland publicly disclosed the foregoing letter pursuant to an Amendment to its Schedule 13D filed with the SEC on February 6, 2003.

    On February 6, 2003, in connection with our pursuit of strategic alternatives, we announced that we engaged Wachovia Securities, Inc. as a financial advisor to assist us and our existing financing advisor, Merrill Lynch & Co., in our evaluation of our strategic alternatives.

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

    In February 2003, we entered into lease termination agreements with Arthur Andersen LLP ("Arthur Andersen") whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the 330 North Wabash Avenue property (IBM Plaza) lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into an escrow that may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i) is available to fund future tenant improvements and other re-leasing costs at the property. On May 27, 2003, in accordance with (ii) above, $7.0 million was utilized to repay a portion of the principal on the first mortgage loan secured by the 33 West Monroe Street property. In addition, through June 30, 2003, $2.9 million of the $8.1 million had been utilized to fund debt service and operating deficits at this property. In connection with these terminations, we recorded lease termination fee income of $29.7 million for the three months ended March 31, 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases. In addition, in May and June 2003, we received a real estate tax refund for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. Therefore, this amount has been recorded as additional lease termination fee income for the three months ended June 30, 2003.

    In connection with the termination of Arthur Andersen's leases, we entered into new leases for an aggregate of 61,114 square feet, with 19,540 square feet being leased for an approximately ten-year term (the "Ten-Year Lease") and the remaining 41,574 square feet of space being leased to two tenants for terms of approximately two years. Under one of the two-year leases we received prepaid rent of $1.1 million. The tenant under the Ten-Year Lease is in default under the lease and we are currently pursuing our remedies under the lease.

    On March 10, 2003, we obtained a $195.0 million loan (the "IBM Loan") secured by a first mortgage encumbering our One IBM Plaza office property ("IBM Plaza"). The IBM Loan retired both the existing senior and mezzanine loans encumbering IBM Plaza. The IBM Loan does not require any scheduled repayments of principal prior to maturity. The IBM Loan has an interest rate of 285 basis points over one-month LIBOR, provided that the first $160.0 million of principal has a minimum LIBOR rate of 2.0% and the remaining $35.0 million of principal has a minimum LIBOR rate of 3.0%. This results in a blended minimum annual interest rate for the entire IBM Loan of 5.03%. As required by the IBM Loan documents, we obtained an interest rate cap of LIBOR at 6.6% for the term of the IBM Loan. At closing, we paid the lender a financing fee of 1.0% of the principal amount of the IBM Loan. The IBM Loan may not be prepaid during the first twelve months of its term, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

    We used the net proceeds from the IBM Loan to (i) repay in full a $30.3 million mezzanine loan relating to IBM Plaza which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering IBM Plaza which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the IBM Loan, and (iv) pay $8.5 million in partial repayment of the SCPG exchangeable note (the "Exchangeable Note") that is exchangeable by its terms for our common stock at an exchange price of $20.00 per share, subject to anti-dilution adjustments, plus $0.4 million of accrued interest and a $60,000 exit fee, with the remainder available for general corporate purposes.

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

     Under the terms of the IBM Loan, the lender had the option of dividing the IBM Loan into a mortgage loan and a mezzanine loan so long as the aggregate principal amount, weighted average interest rate, debt service payments and other terms and conditions of the two loans were the same as the IBM Loan. On May 28, 2003, the lender exercised this option by having an affiliate of the lender (the "Mezzanine Lender") extend a $64.8 million loan (the "Mezzanine Loan") to one of our subsidiaries (the "Mezzanine Borrower"). The Mezzanine Borrower is the owner of all of the limited liability company interests of our affiliate owning IBM Plaza (the "IBM Plaza Owner") and the Mezzanine Loan is secured by a pledge of these limited liability company interests. The proceeds of the Mezzanine Loan were used to reduce the outstanding principal amount of the IBM Loan.

    As with the IBM Loan, the Mezzanine Loan has a term of three years from March 10, 2003. The IBM Loan and the Mezzanine Loan each have two one-year extension options exercisable for a fee of 0.25% of the amount of the respective loan for each extension. The Mezzanine Loan does not require any scheduled repayments of principal prior to maturity. The Mezzanine Loan has an interest rate of 5.70% over one-month LIBOR with a minimum LIBOR rate of 2.0%. The Mezzanine Loan may not be prepaid until March 10, 2004, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

    Simultaneously with the making of the Mezzanine Loan, the lender amended the terms of the IBM Loan to, among other things, reduce the principal amount thereof to $130.2 million and modify the interest rate applicable thereto to 1.43195% over one-month LIBOR with a minimum LIBOR rate of 2.2688%. This results in a blended minimum annual interest rate equal to the 5.03% in effect for the IBM Loan immediately prior to the creation of the separate loans. As required by the loan documents, we have obtained an interest rate cap of LIBOR at 6.6% for the term of the IBM Loan and the Mezzanine Loan.

    The Operating Partnership has guaranteed $4.0 million of the principal amount of the Mezzanine Loan. In connection with this $4.0 million guaranty, the lender of the IBM Loan released the Operating Partnership from its $4.0 million guaranty of the IBM Loan.

     Under both the IBM Loan and the Mezzanine Loan, the Operating Partnership, the IBM Plaza Owner and the Mezzanine Borrower have agreed to guaranty the cost of any remediation of asbestos required in connection with the leasing of IBM Plaza up to a maximum amount of $6.0 million in the aggregate, and place $3.0 million in escrow from the cash flow from IBM Plaza in 24 equal installments of $125,000 commencing in January 2004 to secure the cost of any necessary remediation in the future. IBM Plaza currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in IBM Plaza is not friable and no remediation of the asbestos is necessary.

    On March 19, 2003, we closed a $75.0 million mezzanine loan provided by an affiliate of LNR Property Corporation (the "LNR Loan"). The LNR Loan is secured by an assignment of membership interests in our affiliate owning the Bank One Center property. The LNR Loan, combined with $1.5 million of our own funds, retired an existing mezzanine loan (the "Retired Loan") related to the property and related accrued interest. Our guarantees and financial covenants under the LNR Loan are substantially the same as those contained in the Retired Loan, except as discussed below.

    The LNR Loan matures on January 5, 2004, and may be extended for one year, provided certain conditions are satisfied, including payment of a 0.5% extension fee and the extension or refinancing of the construction loan encumbering our Bank One Center property. The LNR Loan has a 15% annual interest rate with a 10% current pay rate, plus a 1% exit fee. We have a lease with Citadel Investment Group ("Citadel") for space in Bank One Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the prorata share of operating expenses and real estate taxes, under Citadel's pre-existing lease (the "Citadel Reimbursement Obligations") for 161,488 square feet of space at One North Wacker Drive in downtown, Chicago, Illinois. Commencing April 1, 2003, and through and including January 1, 2004, we are required to deposit $0.8 million per month into a reserve account to fund commissions and other costs related to the Citadel Reimbursement Obligations. This deposit is subject to adjustment as additional leasing related to the Citadel Reimbursement Obligations is achieved.

    On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the entity that owns Bank One Center making us the sole owner of the property. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that is to be released to our joint venture partners upon the satisfaction of certain post closing obligations of our joint venture partner (and in all events on the first anniversary of the closing date). Our joint venture partner also agreed to continue to provide certain development services for a period of up to one year (or a lesser period as determined by us) for a monthly fee. Simultaneously with this transaction our joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

    The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza property, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

    The 1999 Transaction was structured in a conventional manner with the advice of our legal and accounting tax advisors. We, based upon advice from our outside counsel and tax advisors, believe that the Service's position is without merit and is based on a misinterpretation of the law. We disagree with the proposed adjustments set forth in the Service's preliminary reports and intend to seek administrative relief by appealing the findings of the preliminary reports (or any final examination reports issued in this matter) to the Appeals Office of the Service. We intend to vigorously challenge any proposed adjustments that cannot be resolved. At this time, we are not able to determine or to predict with any degree of certainty whether the issues will be agreed and resolved. It is possible that the issues will be the subject of a final administrative notice asserting liability, which would likely result in us filing a petition or complaint for relief in either the United States Tax Court, the United States Court of Federal Claims, or a United States District Court. We have not recorded a liability related to this matter. We received a "60-day letter" from the Service dated June 19, 2003, regarding this issue. We are in the process of preparing a written protest in order to request an Appeals conference which we intend to send to the Service on or before August 18, 2003.

    On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead be placed in an escrow to be used to fund the estimated environmental remediation costs.

    On April 14, 2003, we announced that our Board of Trustees had increased the size of the Board from six to eight members and elected Mr. Ray H. D'Ardenne and Mr. Daniel A. Lupiani to fill the newly created positions as independent Trustees.

    On April 17, 2003, Mr. Michael W. Reschke resigned from our Board of Trustees. In connection with his resignation, we agreed to pay Mr. Reschke his Trustee's salary for the entire second quarter of 2003, which equals $6,500. In addition, Governor James R. Thompson informed our Board that he decided not to stand for reelection. His term of office expired on May 23, 2003, the date of our annual meeting of shareholders. Our Board of Trustees therefore reduced the size of the Board to six members.

    On June 4, 2003, we filed Post-Effective Amendments (the "S-3 Amendments") on Form S-11 to each of our three outstanding Registration Statements on Form S-3 (the "S-3 Statements") under the Securities Act of 1933. The S-3 Amendments were filed to deregister the securities covered by the S-3 Statements because we are no longer eligible for the use of Form S-3 due to our failure to remain current on the payments of dividends under our Series B Cumulative Redeemable Preferred Shares.

    On June 11, 2003, we issued to Vornado PS, L.L.C. ("Vornado PS"), in connection with the exercise by Vornado PS of certain exchange rights, 3,972,447 of our common shares. Simultaneously with the issuance of the common shares to Vornado PS, we cancelled the 3,972,447 common units in our Operating Partnership held by Vornado PS which were exchanged for the common shares.

    On June 13, 2003, we issued to Cadim Acquisition, LLC ("Cadim Acquisition"), in connection with the exercise by Cadim Acquisition of certain exchange rights, 3,972,446 of our common shares. Simultaneously with the issuance of the common shares to Cadim Acquisition, we cancelled the 3,972,446 common units in our Operating Partnership held by Cadim Acquisition which were exchanged for the common shares.

    The Vornado PS and Cadim Acquisition exchanges of common units for common shares resulted in an increase in our ownership of our Operating Partnership by 29.7%. The transaction price recorded for the units purchased was our common share price on the date of notices from Vornado PS and Cadim Acquisition (May 23, 2003 -- $6.37 per share) of the exercising of their respective exchange rights. The difference between the transaction price and the book value of these equity accounts at the Operating Partnership level has been recorded as a reduction of the carrying value of our real estate and other assets. The determination of the allocation of this reduction was based on our estimate of the fair market value of each asset.

    As a result of these common stock transactions, we recorded a reduction in minority interest reflected in our consolidated balance sheet of $76.5 million, an increase in our shareholder's equity of $50.6 million and a reduction in real estate and other assets of $25.9 million.

    On June 18, 2003, we sold our National City Center property, a 767,181 square foot office building in Cleveland, Ohio, to an affiliate of our major tenant at the property, National City Corporation. The gross contract price for the sale, including a lease termination fee from an affiliate of the purchaser, was $80.0 million. During 2002, we recorded an asset impairment of $22.1 million related to this property. After reflecting this impairment, our sale of this property resulted in a gain of $1.2 million and is reflected in discontinued operations.

    We received net proceeds of $15.7 million, which included the return of real estate tax and capital expenditure escrows of $2.5 million, and is net of transaction costs, adjustments for prorations, repayment of the property's first mortgage debt of $63.7 million and payment of a loan exit fee of $1.0 million. We used $8.1 million of the net proceeds to pay down a portion of our mezzanine debt with Fleet National Bank. We used the remaining $7.6 million, plus $0.2 million of additional funds, to pay down one of the SCPG loans (including accrued interest of $1.7 million) and to pay an extension fee of $0.2 million to extend the maturity dates of both of the SCPG loans until January 12, 2004.

    On June 26, 2003, we purchased 30.3 acres of land located in Aurora, Illinois for a purchase price of $2.4 million pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. This fulfills our obligation under this contract.

11.     Asset Impairments

    For the three and six months ended June 30, 2003 and 2002, respectively, we recorded the following provisions for asset impairments:

                                    Three Months Ended    Six Months Ended
                                         June 30               June 30
                                  --------------------------------------------
                                     2003       2002       2003       2002
                                  --------------------------------------------
                                            (dollars in thousands)
Property under development (1)....$    -     $    -      $     -   $  4,676
Investment in unconsolidated
   entity (2).....................     -          -            -        495
                                  --------------------------------------------
                                                                      5,171
Discontinued operations (3).......     -        566            -     34,200
                                  --------------------------------------------
                                  $    -     $  566      $     -   $ 39,371
                                  ============================================


(1) During the period ended March 31, 2002, we abandoned various development projects and recorded asset impairments of $4.7 million.
(2) During the period ended March 31, 2002, we recorded an asset impairment of $0.5 million related to our investment in an unconsolidated entity. On August 23, 2002, we transferred our interest in this joint venture to the joint venture partner in this unconsolidated entity.
(3) Discontinued operations for 2002 include provisions for asset impairments of $33.6 million related to a portfolio of suburban office properties sold during the second quarter of 2002 and of $0.6 million related to a Tennessee office property sold during the fourth quarter of 2002. See Note 8 - Discontinued Operations to our Consolidated Financial Statements for a description of these asset impairments.

12.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three and six months ended June 30, 2003 and 2002 (dollars in thousands, except for per share amounts):



                                         Three Months Ended          Six Months Ended
                                              June 30                    June 30
                                 ------------------------- ---------------------------
                                          2003        2002          2003         2002
                                 ------------------------- ---------------------------
Numerator:
  (Loss) income from continuing
     operations before minority
     interests........................$    (4,103)$     (1,276) $    18,454   $     (3,939)
  Minority interests..................      2,238        1,876       (6,120)         5,461
  Net income allocated to preferred
     distributions....................     (2,250)      (3,380)      (4,500)        (6,579)
                                       ------------------------- ---------------------------
  (Loss) income before loss on sales
     of real estate and discontinued
     operations.......................     (4,115)      (2,780)       7,834         (5,057)
  Discontinued operations, net of
     minority interests...............      1,984         (903)       2,656        (19,617)
  Loss on sales of real estate, net
     of minority interests............          -         (580)           -           (895)
                                       ------------------------- ---------------------------
  Numerator for earnings per share -
     (loss) income available to
     common shares....................$    (2,131)$     (4,263) $    10,490   $    (25,569)
                                      ========================= ===========================
  Denominator:
  Denominator for basic earnings per
     share - weighted-average common
     shares........................... 17,378,555   15,674,183   16,545,742     15,671,608
  Effect of dilutive securities:
  Employee stock options..............          -            -            -              -
  Nonvested employee stock grants.....          -            -        5,898              -
                                      ------------------------- ---------------------------
  Denominator for diluted earnings
     per share - adjusted
     weighted-average common shares
     and assumed conversions.......... 17,378,555   15,674,183   16,551,640     15,671,608
                                      ========================= ===========================

  Basic and diluted earnings
     available to common shares per
     weighted-average common share
  (Loss) income from continuing
     operations.......................$     (0.24)$     (0.18) $      0.47   $      (0.32)
  Discontinued operations, net of
     minority interests...............       0.12       (0.06)        0.16          (1.25)
  Loss on sales of real estate, net
     of minority interests............          -       (0.03)           -          (0.06)
                                      ------------------------- ---------------------------
  Net (loss) income available per
     weighted-average common share of
     beneficial interest - basic and
     diluted..........................$    (0.12) $     (0.27) $      0.63   $      (1.63)
                                      ========================= ===========================





    Options to purchase 1,549,210 and 2,115,755 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended June 30, 2003 and 2002, respectively, because the effect would be antidilutive. Options to purchase 1,786,288 and 2,204,673 of our common shares were excluded in the computation of diluted earnings available to common shares for the six months ended June 30, 2003 and 2002, respectively, because the effect would be antidilutive.

    We had nonvested stock grants of 5,898 and 17,773 shares outstanding during the three months ended June 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had nonvested stock grants of 25,949 shares outstanding during the six months ended June 30, 2002, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     We had 9,362,655 and 11,057,485 weighted-average common units outstanding during the three months ended June 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had 10,195,468 and 10,933,144 weighted-average common units outstanding during the six months ended June 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At June 30, 2003 and 2002, respectively, 3,076,586 and 7,085,039 limited partner common units were exchangeable for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange. In addition, at June 30, 2002, the 3,972,446 limited partner common units owned by Cadim Acquisition were exchangeable by us only for common shares on a one-for-one basis. See Note 10 - Recent Developments to our Consolidated Financial Statements for a description of our issuance of our common stock to Vornado PS and Cadim Acquisition in exchange for their respective common units in our Operating Partnership.

    We had 2,000,000 Series A Convertible Preferred Shares ("Series A Shares") outstanding during the six months ended June 30, 2002 which were not included in the computation of diluted earnings per share because the conversion would have been antidilutive. On July 16, 2002, the Series A Shares were purchased by our Operating Partnership.

13.     Segment Reporting

    The following summarizes our historical segment operating results for the three and six months ended June 30, 2003 and 2002:


                                                Three Months Ended June 30, 2003
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)
Revenue:
  Rental.................................   $  24,073  $   2,975   $       -   $ 27,048

  Lease termination fees.................       1,514          -           -      1,514
  Tenant reimbursements..................      13,388      1,220           -     14,608
  Other property revenues................       1,035        156           -      1,191
  Services Company revenue...............           -          -         807        807
                                         -----------------------------------------------
Total revenue............................      40,010      4,351         807     45,168
Expenses:
  Property operations....................       9,898        983           -     10,881
  Real estate taxes......................       9,423      1,009         148     10,580
  Depreciation and amortization..........       8,060      1,491         412      9,963
  General and administrative.............           -          -       2,626      2,626
  Services Company operations............           -          -         607        607
  Strategic alternative costs............           -          -         420        420
                                         -----------------------------------------------
Total expenses...........................      27,381      3,483       4,213     35,077
                                         -----------------------------------------------

Operating income (loss)..................      12,629        868      (3,406)    10,091
Other income.............................          55          -       1,543      1,598
Interest:
  Expense................................     (10,179)      (414)     (3,871)   (14,464)
  Amortization of deferred financing
  costs..................................        (672)       (29)       (627)    (1,328)
                                         -----------------------------------------------
Income (loss) from continuing operations.
  before minority interests..............       1,833        425      (6,361)    (4,103)
Minority interests.......................        (338)      (148)      2,724      2,238
                                         -----------------------------------------------
Income (loss) from continuing operations.      1,495        277      (3,637)    (1,865)
Discontinued operations, net of minority.
  interests of $ (627)...................       1,984          -           -      1,984
                                         -----------------------------------------------
Net income (loss)........................       3,479        277      (3,637)       119
FFO adjustments (1):
  Real estate depreciation and
    amortization.........................       8,037      1,492          86      9,615
  Amortization of costs for leases
    assumed..............................         748          -           -        748
  Joint venture adjustments..............         871          -           -        871
  Adjustment for discontinued operations.       (593)         -           -       (593)
  Minority interests.....................         338        148      (2,724)    (2,238)
  Net income allocated to preferred
    shareholders.........................           -          -      (2,250)    (2,250)
                                         -----------------------------------------------
FFO (1)..................................   $  12,880  $   1,917   $  (8,525)  $  6,272
                                         ===============================================


(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.



13. Segment Reporting (continued)

                                                Three Months Ended June 30, 2002
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)
Revenue:
  Rental...............................   $  21,062  $   3,322  $           $  24,384
                                                                         -
  Lease termination fees...............          78          -           -         78
  Tenant reimbursements................      12,929      1,350           -     14,279
  Other property revenues..............       1,308        103           -      1,411
  Services Company revenue.............           -          -       1,329      1,329
                                         -----------------------------------------------
Total revenue..........................      35,377      4,775       1,329     41,481
Expenses:
  Property operations..................      10,542      1,086           -     11,628
  Real estate taxes....................       7,789      1,146           -      8,935
  Depreciation and amortization........       5,887      1,440         197      7,524
  General and administrative...........           -          -       2,470      2,470
  Severance costs......................           -          -       1,979      1,979
  Services Company operations..........           -          -         874        874
  Strategic alternative costs..........           -          -         651        651
                                         -----------------------------------------------
Total expenses.........................      24,218      3,672       6,171     34,061
                                         -----------------------------------------------
Operating income (loss)................      11,159      1,103      (4,842)     7,420
Other income...........................          88          1         321        410
Interest:
  Expense..............................      (7,536)      (454)       (434)    (8,424)
  Amortization of deferred financing
  costs................................        (414)       (48)       (220)      (682)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............       3,297        602      (5,175)    (1,276)
Minority interests.....................        (908)      (640)      3,424      1,876
                                         -----------------------------------------------
Income (loss) from continuing operations      2,389        (38)     (1,751)       600
Discontinued operations, net of minority
  interests of $784....................        (935)        32           -       (903)
                                         -----------------------------------------------
Net income (loss) before loss on sales
  of real estate.......................       1,454         (6)     (1,751)      (303)
Loss on sales of real estate, net of
  minority interest of $408............           -       (580)          -       (580)
                                         -----------------------------------------------
Net income (loss)......................       1,454       (586)     (1,751)      (883)
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................       5,871      1,429          79      7,379
  Amortization of costs for leases
    assumed............................         157          -           -        157
  Joint venture adjustments............         844          -           -        844
  Adjustments for sales of operating
    properties.........................           -        580           -        580
  Adjustment for discontinued operations      5,027         31           -      5,058
  Minority interests...................         908        639      (3,423)    (1,876)
  Net income allocated to preferred
    shareholders.......................           -          -      (3,380)    (3,380)
                                         -----------------------------------------------
FFO (1)................................   $  14,261  $   2,093  $   (8,475) $   7,879
                                         ===============================================

(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.


13.     Segment Reporting


                                                 Six Months Ended June 30, 2003
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)
Revenue:
  Rental...............................   $  47,250   $  6,016  $        -   $  53,266
  Lease termination fees...............      31,226          -           -     31,226
  Tenant reimbursements................      27,460      2,530           -     29,990
  Other property revenues..............       2,235        298           -      2,533
  Services Company revenue.............           -          -       1,465      1,465
                                         -----------------------------------------------
Total revenue..........................     108,171      8,844       1,465    118,480
Expenses:
  Property operations..................      20,315      2,301           -     22,616
  Real estate taxes....................      18,611      2,001         148     20,760
  Depreciation and amortization........      15,754      2,858         833     19,445
  General and administrative...........           -          -       4,946      4,946
  Services Company operations..........           -          -       1,167      1,167
  Strategic alternative costs..........           -          -         473        473
                                         -----------------------------------------------
Total expenses.........................      54,680      7,160       7,567     69,407
                                         -----------------------------------------------

Operating income (loss)................      53,491      1,684      (6,102)    49,073
Other income...........................         127          -       1,967      2,094
Interest:
  Expense..............................     (20,939)      (831)     (7,993)   (29,763)
  Amortization of deferred financing
  costs................................      (1,331)       (59)     (1,560)    (2,950)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............      31,348        794     (13,688)    18,454
Minority interests.....................     (12,158)      (301)      6,339     (6,120)
                                         -----------------------------------------------
Income (loss) from continuing operations     19,190        493      (7,349)    12,334
Discontinued operations, net of minority
  interests of $(1,101)................       2,656          -           -      2,656
                                         -----------------------------------------------
Net income (loss)......................      21,846        493      (7,349)    14,990
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................      15,704      2,858         174     18,736
  Amortization of costs for leases
    assumed............................       1,068          -           -      1,068
  Joint venture adjustments............       1,725          -           -      1,725
  Adjustment for discontinued operations        436          -           -        436
  Minority interests...................      12,158        301      (6,339)     6,120
  Net income allocated to preferred
    shareholders....................              -          -      (4,500)    (4,500)
                                         -----------------------------------------------
FFO (1)................................   $  52,937   $  3,652  $  (18,014) $  38,575
                                         ===============================================


(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.


                                                 Six Months Ended June 30, 2002
                                         -----------------------------------------------
                                                                Corporate/
                                                                 Operating
                                           Office    Industrial Partnership   Total
                                         -----------------------------------------------
                                                     (dollars in thousands)
Revenue:
  Rental...............................   $  41,859  $   6,765  $        -   $  48,624
  Lease termination fees...............         745          -           -        745
  Tenant reimbursements................      25,625      2,624           -     28,249
  Other property revenues..............       2,604        267           -      2,871
  Services Company revenue.............           -          -       2,760      2,760
                                         -----------------------------------------------
Total revenue..........................      70,833      9,656       2,760     83,249
Expenses:
  Property operations..................      19,804      2,617           -     22,421
  Real estate taxes....................      16,339      2,006           -     18,345
  Depreciation and amortization........      11,530      2,778         383     14,691
  General and administrative...........           -          -       4,445      4,445
  Provision for asset impairment.......           -          -       5,171      5,171
  Severance costs......................           -          -       1,979      1,979
  Services Company operations..........           -          -       2,009      2,009
  Strategic alternative costs..........           -          -         913        913
                                         -----------------------------------------------
Total expenses.........................      47,673      7,401      14,900     69,974
                                         -----------------------------------------------
Operating income (loss)................      23,160      2,255     (12,140)    13,275
Other income...........................         176          1       1,070      1,247
Interest:
  Expense..............................     (15,246)      (863)       (976)   (17,085)
  Amortization of deferred financing
  costs................................        (811)       (99)       (466)    (1,376)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............       7,279      1,294     (12,512)    (3,939)
Minority interests.....................      (2,121)    (1,157)      8,739      5,461
                                         -----------------------------------------------
Income (loss) from continuing operations      5,158        137      (3,773)     1,522
Discontinued operations, net of minority
  interests of $13,666.................     (19,672)        55           -    (19,617)
                                         -----------------------------------------------
Net (loss) income before loss on sales
  of real estate.......................     (14,514)       192      (3,773)   (18,095)
Loss on sales of real estate, net of
  minority interest of $626............           -       (895)          -       (895)
                                         -----------------------------------------------
Net loss...............................     (14,514)      (703)     (3,773)   (18,990)
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................      11,483      2,774         156     14,413
  Amortization of costs for leases
    assumed............................         320          -           -        320
  Joint venture adjustments............       1,687          -           -      1,687
  Adjustments for sales of operating
    properties.........................           -        687           -        687
  Adjustment for discontinued operations     28,176         55           -     28,231
  Minority interests...................       2,121      1,156      (8,738)    (5,461)
  Net income allocated to preferred
    shareholders....................              -          -      (6,579)    (6,579)
                                         -----------------------------------------------
FFO (1)................................   $  29,273  $   3,969  $  (18,934)  $ 14,308
                                         ===============================================


(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

    The following summarizes our segment assets and activity as of June 30, 2003 and December 31, 2002 and for the six months ended June, 2003 and 2002:

                                             June 30      December 31
                                               2003           2002
                                          -------------------------------
                                              (dollars in thousands)

Segment assets:
  Office................................   $1,171,224      $1,242,898
  Industrial............................      101,702         115,024
  Corporate/operating partnership.......       47,686          50,676
                                          -------------------------------
Total consolidated assets...............   $1,320,612      $1,408,598
                                          ===============================

                                                    Six Months
                                                  Ended June 30
                                          -------------------------------
                                               2003           2002
                                          -------------------------------
                                              (dollars in thousands)
Expenditures for real estate:
  Office................................    $  36,225     $  71,770
  Industrial............................        2,644         4,887
  Corporate/operating partnership ......           10           690
                                          -------------------------------
Total expenditures for real estate......    $  38,879     $  77,347
                                          ===============================

14.     Investments in Unconsolidated Joint Ventures

    We have investments in two joint ventures which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    We own a 50% common interest in 77 West Wacker Drive, LLC ("77 LLC"), which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at June 30, 2003 and December 31, 2002 was a deficit investment of $3.3 million and $4.2 million (included in deficit investment in unconsolidated entity), respectively.

    The following table summarizes our share of various items:


                                    Three Months Ended          Six Months Ended
                                          June 30                   June 30
                                  ------------------------ ---------------------------
                                     2003        2002          2003         2002
                                  ------------------------ ---------------------------
                                                (dollars in thousands)
Operations (included in other
    income) (1)................... $    1,461 $      268   $    1,743  $     596
Distributions received............          -          -       (2,000)     (900)
Unrealized losses (gains)
  (included in other                      597       (973)       1,123      (316)
  comprehensive income)...........
Losses reclassified into earnings
  from comprehensive income.......         34         80           67       161


    (1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million.

     We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona. Our interest at June 30, 2003 and December 31, 2002 was an equity investment of $1.2 million and $1.4 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations (included in other income) was approximately $17,000 and $(151,000) for the six months ended June 30, 2003 and 2002, respectively, net of our share of distributions received of $0.2 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively. Our share of the venture's operations for the three months ended June 30, 2003 and 2002 was approximately $(3,000) and $(126,000), respectively.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding our method of accounting for stock-based employee compensation for all interim periods. We account for our stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. Under our Share Incentive Plan (the "Plan"), the measurement date is the market price of the underlying shares on the day prior to the date of grant. We have not recorded any compensation expense as the market price differential between the dates has been nominal.

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our stock compensation under the fair value method of that statement. Under the fair value method of SFAS 123, additional compensation expense for the three and six months ended June 30, 2003 and 2002 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and six months ended June 30, 2003 and 2002 related to options granted under APB 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):


                                    Three Months Ended          Six Months Ended
                                          June 30                   June 30
                                  ------------------------ ---------------------
                                     2003        2002          2003         2002
                                  ------------------------ ---------------------
                                                (dollars in thousands)

Additional (reduced) compensation
   expense that would have been
   recognized.....................  $      1   $     (39)  $     7     $     36

Impact per common share - basic
  and diluted.....................         -           -         -            -
Net (loss) income available to
  common shareholders.............    (2,130)     (4,302)   10,497      (25,533)
Net (loss) income available per
  common share - basic and diluted  $  (0.12)  $   (0.27)  $  0.63     $  (1.63)


16.     Insurance

    In the regular course of our business we maintain comprehensive liability and all risk property insurance with respect to our properties. Prior to September 11, 2001, liability and property insurance policies generally did not expressly exclude coverage for terrorism; provided, however, coverage was generally excluded for acts of war, military action, nuclear hazards and other standard insurance exclusions.

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

    In connection with the ownership of our properties, certain events may occur that would require us to expend funds for environmental remediation of some of our properties and adjacent properties. Certain environmental exposures are excluded from coverage under our insurance policies. Effective April 30, 2003, we obtained a pollution legal liability policy having a limit of $10.0 million, which includes coverage for liability, third party property damage and remediation costs as a result of pollution conditions. Pre-existing pollution conditions are excluded from the policy and certain property locations may be excluded in the future by our insurer based on its ongoing due diligence. Costs not covered under our pollution legal liability policy could be material, which could adversely affect our financial condition. We are unable to predict changes in future environmental laws and the financial impact we may incur as result of these changes.

17.  Commitments and Contingencies

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

    All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the state in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at June 30, 2003 and December 31, 2002). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties to recover the costs of certain environmental remedial action plans.

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

    Our Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of our former executive officers which contributed properties to us during our initial public offering ("IBD Contributors") pursuant to which our Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD
Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which our Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at June 30, 2003 is $3.5 million.

 PGI has entered into an agreement with our Operating Partnership pursuant to which PGI has agreed to indemnify the Operating Partnership for any amounts paid by our Operating Partnership to the IBD Contributors pursuant to such agreement; provided, that PGI is liable to our Operating Partnership for such amounts only to the extent that our Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

     Our Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi who contributed properties to us during our initial public offering ("NAC Contributors"), pursuant to which our Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. The percentage of the tax liabilities which our Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at June 30, 2003 is $9.8 million.

    PGI has also entered an agreement with our Operating Partnership pursuant to which PGI has agreed to indemnify our Operating Partnership for any amounts paid by our Operating Partnership to the NAC Contributors pursuant to the agreement; provided, that PGI is liable to our Operating Partnership for the amounts only to the extent that our Operating Partnership used its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement.)

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400.0 million (but more than $200.0 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200.0 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100.0 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200.0 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200.0 million, the Principals may acquire the general partnership interest in the limited partnership which owns the property for a nominal amount and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at June 30, 2003 is $57.1 million.

     One of our unconsolidated real estate joint ventures, 77 LLC, has a $157.5 million mortgage note payable secured by the office property it owns located at 77 West Wacker Drive. On November 10, 1999, 77 LLC entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $20.0 million. Our joint venture partner is the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner our fifty percent share of any amount paid.

    In order to obtain the certain covenant modifications needed to consummate the SCPG transaction, we agreed with the Bank One Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of the Citadel Reimbursement Obligations (as defined in Note 10 - Recent Developments to these Consolidated Financial Statements). We agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Center mezzanine loan with the proceeds of a $75.0 million loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel
Reimbursement Obligations. Prior to the closing of the new mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we made additional monthly deposits of $2.3 million into the New Citadel Escrow during the second quarter of 2003 and are required to make monthly deposits of $0.8 million through and including January 2004. On June 30, 2003, based upon Citadel's occupancy at Bank One Center, the construction lender deposited into the New Citadel Escrow a $0.5 million leasing commission due and payable to us in connection with the Citadel lease. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow may be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. The $0.8 million monthly deposit is subject to adjustment as the Citadel space at One North Wacker Drive is subleased. As of July 1, 2003, we have funded our estimate of the liability based upon the leasing activity at One North Wacker Drive. The $15.3 million of cash in escrow may be sufficient to pay estimated remaining leasing costs and the current projected cash shortfall over the life of the One North Wacker Drive lease beginning with the February 1, 2004 payment. However, we can give no assurances that future additional monthly deposits will not be required.

    Through June 2003, we have executed subleases at One North Wacker Drive totaling 156,238 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we have escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is scheduled to be returned to us pro-rata over the life of this sublease beginning in July 2003. In addition, in connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $3.0 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases reducing our gross rental obligation on the remaining lease to $2.5 million. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    Liabilities for leases assumed at June 30, 2003 includes $11.7 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $20.7 million after actual and estimated future subleasing, net of payments we made since March 2002 on these obligations of $9.0 million.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2003, this lease has a remaining nominal estimated gross rental obligation of approximately $3.7 million. On February 14, 2003, we leased the space for the remainder of the lease term. We have a net liability of approximately $2.3 million in liabilities for leases assumed at June 30, 2003, representing an estimate of our net liability related to this obligation.

    During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross rental obligation at June 30, 2003 is approximately $9.2 million. During 2002, we re-leased one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero and we recorded a loss on the sale of real estate of $1.3 million in 2002. At June 30, 2003, we have a net liability of approximately $2.7 million in liabilities for leases assumed, representing our estimate of the net liability anticipated related to this obligation.

    Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. As of June 30, 2003, we had deposited $2.0 million and were also required to make an additional deposit of approximately $2.0 million into the cash collateral escrow during the third quarter of 2003. This additional deposit was made on July 18, 2003. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the Future Lease Value and agreed that the amount of the cash collateral escrow would be equal to the greater of the difference between (i) $25.2 million and the Future Lease Value, or (ii) $4.0 million.

    On April 30, 2003, several of our subsidiaries received a Notice of Assignment for the Benefit of Creditors from StrandTek International, Inc. ("StrandTek") dated April 24, 2003. StrandTek leases approximately 230,644 square feet of space at our East Chicago Enterprise Center and Chicago Enterprise Center properties, of which 189,328 square feet is leased pursuant to lease terms which expire on October 31, 2007. The balance of the leased space has a month-to-month term. On June 23, 2003 all of the assets of StrandTek were purchased by AIM, LLC and we have commenced negotiations with AIM, LLC to restructure the previous leases with StrandTek. If these negotiations are unsuccessful, an escrow funding of up to $3.0 million may be required under the letter of credit facility. No assurances can be made as to the likely outcome of these negotiations.

    On May 11, 2003, a notice of the public sale of substantially all of the assets of Newco, Inc. d/b/a Electrotek Metals was published in the Chicago
Tribune. Newco, Inc. leases 154,275 square feet of space at our East Chicago Enterprise Center pursuant to lease terms which expire on November 30, 2015. We have negotiated an assignment and lease amendment with Electric Coating Technology, LLC, the purchaser of Newco, Inc.'s assets. The lease term expires on November 30, 2015.

    The above properties, along with our Arlington Heights Enterprise Center and Hammond Enterprise Center properties, serve as collateral for our bonds payable. The Future Lease Value calculation under the letter of credit facility is defined as the annualized Net Operating Income, as defined in the loan documents, as of said determination date, reduced by the greater of (i) 70% of the annualized base rent as of said determination date for each lease scheduled to terminate any time on or before January 2, 2007; or, (ii) 70% of the annualized base rent as of said determination date for each lease scheduled to terminate within 36 months from said determination date; divided by the Amortization Constant, as defined. Consequently, if leases expire and are not renewed or in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which is not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material.

    Dividends on our 9% Series B Cumulative Redeemable Preferred Shares are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No dividend has been declared or paid for the fourth quarter of 2002 or the first or second quarters of 2003 on the Series B Shares. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

18.     Subsequent Events

    In July 2003, our Board continued their formal review of the membership of the Board's various Committees that was initiated at the Board meeting immediately after the Company's Annual Meeting of Shareholders on May, 23 2003. The Board took action to revise membership on the following Committees: (i) the Audit Committee now consists of Messrs. Crocker, D'Ardenne, Durcharme and
Lupiani; (ii) the Compensation Committee, the Nominating and Corporate Governance Committee and the Committee of Independent Trustees now consists of Messrs. Crocker, D'Ardenne, Ducharme, Lupiani and Nassetta and (iii) the Strategic Alternatives Committee now consists of Messrs. Crocker, D'Ardenne, Ducharme, Lupiani, Nardi and Nassetta. In addition, the Audit Committee has directed the Company to engage KPMG LLP to provide outsourced internal audit services, and the Company is currently in the process of negotiating an engagement letter with KPMG LLP.

    On August 4, 2003, we made a principal payment of $152,000 on the $5.7 million mortgage note payable secured by 100% of our ownership interest in the property at 1455 Sequoia Drive, Aurora, Illinois, and extended the maturity date of the principal balance of $5.6 million until May 31, 2004 for a fee of $19,000. In order to obtain the extension we also funded an escrow account for $0.6 million to secure the payment of future tenant improvements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties as of June 30, 2003 consisted of 14 office properties, containing an aggregate of 7.0 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. We also own joint venture interests in two office properties containing an aggregate of 1.3 million net rentable square feet. The portfolio also includes approximately 232.4 acres of developable land and rights to acquire more than 1.3 additional acres of developable land which management believes could be developed with approximately 1.1 million rentable square feet of office space. However, we do not anticipate commencing new development projects in the near future.

    As of June 30, 2003, all of our properties were located in the Chicago metropolitan area in prime business locations within established business communities and accounted for all of our rental revenue and tenant reimbursements revenue (excluding discontinued operations).

    Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the current portfolio.

Critical Accounting Policies

    Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include our allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects.

Impact of Recently Issued Accounting Standards

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which required the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity is made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by Interpretation 46 occur. We do not believe that the adoption of this interpretation will have a material effect on our financial statements.

Results of Operations

Comparison of the three months ended June 30, 2003 to June 30, 2002

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

                                         Total Portfolio                          Same Store Portfolio
                             -----------------------------------------   ----------------------------------------
                                                     $          %                                 $         %
(Dollars in thousands)        2003      2002      Change     Change        2003      2002      Change    Change
---------------------------- -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues            $ 42,847 $ 40,074   $  2,773       6.9%     $ 33,676  $ 40,178   $(6,502)    (16.2)%
Lease termination fees          1,514       78      1,436   1,841.0         1,514        78     1,436   1,841.0
Services Company revenues         807    1,329       (522)    (39.3)            -         -         -        -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                45,168   41,481      3,687       8.9        35,190    40,256     (5,066)   (12.6)

Property operating expenses    21,461   20,563        898       4.4        18,283    20,524     (2,241)   (10.9)
Depreciation and amortization   9,963    7,524      2,439      32.4         7,341     7,326         15      0.2
General and administrative      2,626    2,470        156       6.3             -         -          -        -
Services Company operations       607      874       (267)    (30.5)            -         -          -        -
Severance costs                     -    1,979     (1,979)   (100.0)            -         -          -        -
Strategic alternative costs       420      651       (231)    (35.5)            -         -          -        -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                35,077   34,061      1,016       3.0        25,624    27,850     (2,226)    (8.0)
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Operating income               10,091    7,420      2,671      36.0         9,566    12,406     (2,840)   (22.9)
Other income                    1,598      410      1,188     289.8             -         -          -        -
Interest:
 Expense                      (14,464)  (8,424)    (6,040)    (71.7)       (7,436)   (8,059)       623      7.7
 Amortization of deferred
   financing costs             (1,328)    (682)      (646)    (94.7)         (542)     (462)       (80)   (17.3)
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Loss from continuing
  operations before
   minority interests          (4,103)  (1,276)    (2,827)   (221.6)     $  1,588  $  3,885   $ (2,297)   (59.1)%
Minority interests              2,238    1,876        362      19.3      ========= ========== ========== ========
                              -------- ---------- ---------- ----------

(Loss) income from continuing
  operations                   (1,865)     600     (2,465)   (410.8)
Discontinued operations, net
of minority interests           1,984     (903)     2,887     319.7
                             -------- ---------- ---------- ----------
Income (loss) before loss
  on sales of real estate         119     (303)       422     139.3
Loss on sales of real estate,
  net of minority interests         -     (580)       580     100.0
                             -------- ---------- ---------- ----------
Net income (loss)            $    119 $   (883)  $  1,002     113.5%
                             ======== ========== ========== ==========



    Property Revenues. The increase in property revenues in the total portfolio was primarily due to additional revenues generated from Bank One Center being placed in service as of November 1, 2002, offset by the revenues lost as a result of the lease termination of Arthur Andersen at two office properties. The decrease in property revenues in the same store portfolio resulted primarily from the Arthur Andersen lease termination. Property revenues attributable to Arthur Andersen represented $4.3 million, or approximately 10.4%, of our total rental revenues for the three months ended June 30, 2002. Loss of rental income from the space formerly occupied by Arthur Andersen is expected to have a material unfavorable impact on our rental revenues during the remainder of 2003 and, subject to our ability to re-lease the vacant space and begin collecting rent from new tenants, beyond 2003.

    We expect that future property revenues may continue to be affected by early lease terminations if economic conditions do not improve or if they worsen. There is no way to predict the timing or amounts of future lease terminations.

    Lease Termination Fees. The increase in lease termination fees was primarily due to a real estate tax refund we received for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. These lease termination fees represented approximately 3.4% of our total revenue for the three months ended June 30, 2003.

    Services Company Revenues. The $0.5 million decrease in Services Company revenues during 2003 was primarily due to decreased development income of $0.7 million due to the Services Company not providing development services in 2003 offset by a $0.2 million increase in tenant related service income.

    Property Operating Expenses. The increase in property operating expenses in the total portfolio was primarily due to the inclusion of Bank One Center's operations as a result of the property being placed in service as of November 1, 2002. The decrease in property operating expenses in the same store portfolio was primarily due to a $0.5 million decrease in operating expenses resulting from the termination of Arthur Andersen's lease at two Chicago office properties, a $0.5 million decrease in utilities due to favorable weather conditions in 2003, a $0.4 million decrease in repairs and maintenance due to less repairs occurring in 2003, a $0.4 million decrease in administrative costs due to staffing reductions and a $0.2 million decrease in real estate taxes due to a refund for prior year's taxes associated with a Chicago office property.

    Depreciation and Amortization. The increase in depreciation and amortization in the total portfolio in 2003 was primarily attributable to $2.2 million of depreciation and amortization as a result of Bank One Center being placed into service as of November 1, 2002.

    General and Administrative. For the three months ended June 30, 2003 compared to 2002, our general and administrative expenses increased $0.2 million primarily due to an increase in corporate insurance costs.

    Services Company Operations. The $0.3 million decrease in the Services Company's operating expenses was primarily due to the elimination of the expenses of operating business activities of third party brokerage and tenant construction services effective April 2002.

    Severance Costs. For the three months ended June 30, 2002, we recorded $2.0 million of severance costs resulting from a reduction of corporate management and support staff.

    Strategic Alternative Costs. These costs consist primarily of professional fees. For the three months ended June 30, 2003 compared to 2002, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

    Other Income. The increase in other income of $1.2 million for the second quarter of 2003 compared to the second quarter of 2002 was primarily due to an increase in earnings from an unconsolidated entity due to a lease termination fee at the property.

    Interest Expense. The increase in interest expense of $6.0 million in the total portfolio was primarily due to a $6.3 million decrease in capitalized interest from $7.2 million in the second quarter of 2002 to $0.9 million in the second quarter of 2003 as a result of placing Bank One Center in service in the fourth quarter of 2002 offset by an increase of $1.8 million due to interest on our debt obligation to SCPG in 2003. These increases were partially offset by a decrease in LIBOR rates on our variable rate indebtedness and the refinancing of IBM Plaza.

    The decrease in interest expense of $0.6 million in the same store portfolio resulted primarily from a decrease in interest expense of $1.6 million due to lower interest rates and the refinancing of IBM Plaza office property offset by a $1.0 million decrease in capitalized interest for the three months ended June 30, 2003.

    Amortization of Deferred Financing Costs. The increase in amortization of $0.6 million in the total portfolio was primarily due to a $0.4 million decrease in capitalization of the amortization of financing costs and $0.2 million of amortization attributable to Bank One Center being placed in service. As we placed Bank One Center in service in 2002, we now only capitalize amortization of deferred financing costs associated with the percentage of the property which is vacant.

    Discontinued Operations. The increase in discontinued operations, net of minority interests, of $2.9 million for the second quarter of 2003 compared to the same period of 2002 is primarily due to a $1.2 million gain on sales of real estate in 2003, offset by a $3.8 million loss on sales of real estate in 2002 and a 2002 provision for asset impairment of $0.6 million. Impairment losses included in discontinued operations during the second quarter of 2002 are related to an office property sold in 2002. See Note 11 - Asset Impairments to our Consolidated Financial Statements.

Results of Operations

Comparison of the six months ended June 30, 2003 to June 30, 2002

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




                                         Total Portfolio                          Same Store Portfolio
                             -----------------------------------------   ----------------------------------------

                                                     $          %                                 $         %
(Dollars in thousands)        2003      2002      Change     Change        2003      2002     Change     Change
---------------------------- -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues            $ 85,789 $ 79,744   $  6,045       7.6%     $ 70,397  $ 80,007  $ (9,610)   (12.0)%
Lease termination fees         31,226      745     30,481   4,091.4        31,226       745    30,481  4,091.4
Services Company revenues       1,465    2,760     (1,295)    (46.9)            -         -         -        -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues               118,480   83,249     35,231      42.3       101,623    80,752    20,871     25.8
Property operating expenses    43,376   40,766      2,610       6.4        38,214    40,682    (2,468)    (6.1)
Depreciation and amortization  19,445   14,691      4,754      32.4        15,046    14,308       738      5.2
General and administrative      4,946    4,445        501      11.3             -         -         -        -
Services Company operations     1,167    2,009       (842)    (41.9)            -         -         -        -
Provision for asset
   impairment                       -    5,171     (5,171)   (100.0)            -         -         -        -
Severance costs                     -    1,979     (1,979)   (100.0)            -         -         -        -
Strategic alternative costs       473      913       (440)    (48.2)            -         -         -        -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                69,407   69,974       (567)     (0.8)       53,260    54,990    (1,730)    (3.1)
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Operating income               49,073   13,275     35,798     269.7        48,363    25,762     22,601    87.7
Other income                    2,094    1,247        847      67.9             -         -          -       -
Interest:
 Expense                      (29,763) (17,085)   (12,678)    (74.2)      (15,461)  (16,212)       751     4.6
 Amortization of deferred
   financing costs             (2,950)  (1,376)    (1,574)   (114.4)       (1,223)     (910)      (313)   (34.4)
                             -------- ---------- ---------- ----------   --------- ---------- ---------- --------

Income (loss) from continuing
  operations before minority
   interests                   18,454   (3,939)    22,393     568.5      $ 31,679  $  8,640   $ 23,039   266.7%
                                                                         ========= ========== ========== ========
Minority interests             (6,120)   5,461    (11,581)   (212.1)
                             -------- ---------- ---------- ----------
Income from continuing
  operations                   12,334    1,522     10,812     710.4
Discontinued operations, net
of minority interests           2,656  (19,617)    22,273     113.5
                             -------- ---------- ---------- ----------
Income (loss) before loss
  on sales of real estate      14,990  (18,095)    33,085     182.8
Loss on sales of real estate,
  net of minority interests         -     (895)       895     100.0
                             -------- ---------- ---------- ----------
Net income (loss)            $ 14,990 $(18,990)  $ 33,980     178.9%
                             ======== ========== ========== ==========


    Property Revenues. The increase in property revenues in the total portfolio was primarily due to additional revenues generated from Bank One Center being placed in service as of November 1, 2002, offset by the revenues lost as a result of the Arthur Andersen lease termination at two office properties. The decrease in property revenues in the same store portfolio resulted primarily from the Arthur Andersen termination. Property revenues attributable to Arthur Andersen represented $8.8 million, or approximately 10.6%, of our total rental revenues for the six months ended June 30, 2002. Loss of rental income from the properties formerly occupied by Arthur Andersen is expected to have a material unfavorable impact on our rental revenues during the remainder of 2003 and, subject to our ability to re-lease the vacant space and begin collecting rent from new tenants, beyond 2003.

    We expect that future property revenues may continue to be affected by early lease terminations if economic conditions do not improve or if they worsen. There is no way to predict the timing or amounts of future lease terminations.

    Lease Termination Fees. The increase in lease termination fees was primarily due to a real estate tax refund we received for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. These lease termination fees represented approximately 3.4% of our total revenue for the three months ended June 30, 2003.

    Services Company Revenues. The $1.3 million decrease in Services Company revenues during 2003 was primarily due to decreased development, leasing and consulting income, and construction and painting revenue of $0.9 million, $0.5 million, and $0.3 million respectively due to the Services Company not providing development services in 2003 and the discontinuance of providing third party brokerage and tenant construction services in April 2002 offset by a $0.4 million increase in tenant related service income.

    Property Operating Expenses. The increase in property operating expenses in the total portfolio was primarily due to the inclusion of Bank One Center's operations as a result of the property being placed in service as of November 1, 2002. The decrease in property operating expenses in the same store portfolio was primarily due to a $0.8 million increase in real estate taxes, included in the results for the quarter ended March 31, 2002, which resulted from a change in the assessed valuation of an office property. In addition, we experienced lower operating expenses of $0.7 million resulting from the lease termination of Arthur Andersen at two office properties, a $0.6 million decrease in administrative costs due to staffing reductions, a $0.2 million decrease in real estate taxes due to a refund for prior year's taxes associated with an office property and a $0.2 million decrease in utilities due to favorable weather conditions in 2003. These decreases were offset by a $0.5 million increase in percentage ground rent associated with the receipt of $32.4 million of lease termination fees from Arthur Andersen.

    Depreciation and Amortization. The increase in depreciation and amortization in the total portfolio in 2003 was primarily attributable to $3.6 million of depreciation and amortization as a result of Bank One Center being placed into service as of November 1, 2002 and the write-off of unamortized tenant improvements and leasing commissions associated with the lease termination of Arthur Andersen at two Chicago office properties.

    General and Administrative. For the six months ended June 30, 2003 compared to 2002, our general and administrative expenses increased $0.5 million primarily due to an increase in corporate insurance costs.

    Services Company Operations. The $0.8 million decrease in Services Company operating expenses was primarily due to decreased development, leasing, and consulting expense, and construction and painting expenses of $0.3 million, $0.5 million, and $0.3 million respectively due to the Services Company not providing development services in 2003 and the discontinuance of providing third party brokerage and tenant construction services in April 2002 offset by a $0.3 million increase in tenant related service expense due to the transition of the majority of tenant related service expenses from the REIT to the Services Company.

    Provision for Asset Impairment. Provision for asset impairment represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to current estimated fair value. We had no asset impairments for the six months ended June 30, 2003 compared to $5.2 million in 2002. In 2002, we recorded a $4.7 million asset impairment related to various development projects we abandoned, and we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity. See
Note 11 - Asset Impairments to our Consolidated Financial Statements.

    Severance Costs. For the six months ended June 30, 2002, we recorded $2.0 million of severance costs resulting from a reduction of corporate management and support staff.

    Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the six months ended June 30, 2003 compared to 2002, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

    Other Income. The increase in other income of $0.8 million for the six months ended June 30, 2003 as compared to 2002, was primarily due to an increase in earnings from an unconsolidated entity due to lease termination fees at the property, partially offset by a decrease in interest income earned on restricted cash resulting from lower interest rates offset by an increase in the average outstanding restricted cash balances.

    Interest Expense. The increase in interest expense of $12.7 million in the total portfolio was primarily due to a $11.0 million decrease in capitalized interest as a result of placing Bank One Center in service in the fourth quarter of 2002 to $2.7 million from $13.7 million for the six months ended June 30, 2003; an increase of $3.9 million due to interest on our debt obligation to SCPG; an increase of $1.2 million for construction debt and $1.0 million of fees associated with the retirement of refinanced debt during the first quarter of 2003. These increases were partially offset by a decrease in LIBOR rates on our variable rate indebtedness and the refinancing of our IBM Plaza office property.

    The decrease in interest expense of $0.8 million in the same store portfolio resulted primarily from a decrease in interest expense of $3.8 million due to lower interest rates and the refinancing of our IBM Plaza office property offset by $1.0 million in fees associated with the retirement of refinanced debt and a $2.0 million decrease in capitalized interest for the six months ended June 30, 2003.

    Amortization of Deferred Financing Costs. The increase in amortization of $1.6 million in the total portfolio was primarily due to a $0.7 million decrease in the capitalization of the amortization of financing costs, a $0.5 million increase in amortization due to the write-off of financing costs as a result of the debt refinancings of our IBM Plaza and Bank One Center office properties, and $0.2 million of amortization attributable to Bank One Center being placed in service. As we placed Bank One Center in service in 2002, we now only capitalize amortization of deferred financing costs on those qualified expenditures associated with the percentage of the property which is vacant.

    The increase in amortization of $0.3 million in the same store portfolio was primarily due to a $0.2 million decrease in capitalized amortization of financing costs and a $0.1 million increase in amortization due to the write-off of financing costs as a result of the debt refinancing of our IBM Plaza office property.

    Discontinued Operations. The increase in discontinued operations is primarily due to the 2002 provision for asset impairment of $34.2 million offset by an increase in related minority interests of $13.7 million. In addition, we recognized a $3.8 million loss on sales of real estate in 2002, offset by a $1.2 million gain on sales of real estate in 2003. Impairment losses included in discontinued operations during 2002 are related to assets sold during the second and fourth quarters of 2002 when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban and Tennessee office properties. See Note 11 - Asset Impairments to our Consolidated Financial Statements.



Historical Cash Flows

                                               Six months ended June 30, 2003
                                    ------------------------------------------------------
                                        2003         2002         Change      % Change
                                    ------------------------------------------------------
                                                   (dollars in thousands)

Operating Activities
  Net income (loss)                 $    14,990  $   (18,990)  $   33,980         178.9%
  Amortization of discount on
   notes payable                            316            -          316         100.0
  Amortization of costs for
   leases assumed                         1,068          320          748         233.8
  Net equity in income of
    unconsolidated investments           (1,761)        (553)      (1,208)       (218.4)
  Depreciation and amortization          22,950       20,134        2,816          14.0
  Provision for asset impairment              -       39,371      (39,371)       (100.0)
  (Gain) loss on sales of real
    estate                               (1,220)       5,333       (6,553)       (122.9)
  Minority interests                      7,221      (19,753)      26,974         136.6
  Changes in operating assets
    and liabilities                      (4,461)      (3,133)      (1,328)        (42.4)
                                    ------------------------------------------------------
Net cash provided by operating
activities                          $    39,103  $    22,729   $   16,374         72.0%
                                    ======================================================

Investing Activities
  Expenditures for real estate
    and equipment                   $   (38,879) $   (77,347)  $   38,468         49.7%
  Proceeds from sales of real
    estate                               79,321       25,985       53,336         205.3
  Leasing costs                          (7,753)      (5,464)      (2,289)        (41.9)
  Restricted cash escrows               (26,922)      13,754      (40,676)       (295.7)
  Proceeds from joint ventures                -       22,937      (22,937)       (100.0)
  Distributions from
    unconsolidated entities               2,219        1,261          958          76.0
                                    ------------------------------------------------------
Net cash provided by (used in)
  investing activities              $     7,986  $   (18,874)  $   26,860         142.3%
                                    ======================================================
Financing Activities
  Financing costs                   $    (3,120) $    (1,520)  $   (1,600)       (105.3)%
  Proceeds from mortgages and
    notes payable                       195,000          371      194,629      52,460.6
  Repayment of mortgages and
   notes payable                       (276,056)     (28,546)    (247,510)       (867.1)
  Repayment of bonds payable                  -      (23,250)      23,250         100.0
  Proceeds from construction
    financing                            90,793       59,587       31,206          52.4
  Repayment of construction
    financing                           (60,820)           -      (60,820)       (100.0)
  Dividends paid to Series B
    Preferred Shareholders                    -       (2,250)       2,250         100.0
  Dividends paid to Series A
    Preferred  Shareholder                    -         (750)         750         100.0
                                    ------------------------------------------------------
Net cash (used in) provided by
  financing activities              $   (54,203)  $    3,642   $  (57,845)     (1,588.3)%
                                    ======================================================



Historical Cash Flows

    The $1.3 million net change in operating assets and liabilities in the first six months of 2003 compared to the first six months of 2002 is primarily due to a net decrease of $19.1 million in accrued interest payable as a result of refinancing the Bank One Center mezzanine loan and the IBM Plaza loan and principal payments on our SCPG debt obligation in 2003, offset by a net increase in accrued real estate taxes of $5.2 million primarily due to Bank One Center being placed in service, a decrease in receivables of $2.3 million primarily as a result of the repayment of a note receivable from our former joint venture partner on Bank One Center and a reduction in our Services Company receivables in 2003, and a $9.5 million increase in accounts payable and accrued expenses.

    The $38.5 million decrease in expenditures for real estate and equipment in the first six months of 2003 as compared to the same period in 2002 is due to a net $43.7 million decrease in expenditures for projects under development, offset by an increase in expenditures for tenant improvements of approximately $5.5 million, both primarily due to the substantial completion of Bank One Center as of November 1, 2002.

    The $53.3 million increase in proceeds from sale of real estate is a result of the June 2003 sale of National City Center that resulted in net proceeds of $79.3 million offset by the June 2002 suburban property sale and the sale of two land parcels in February 2002 that resulted in net proceeds of $16.1 million and $9.9 million, respectively.

    Leasing costs increased $2.3 million during the first six months of 2003 primarily due to the net change in liability for leases assumed relating to the Citadel Reimbursement Obligation. See Note 10 -Recent Developments to our Consolidated Financial Statements for further discussion of the Citadel Reimbursement Obligation.

    The $40.6 million increase in restricted cash escrows is the result of the establishment of the tenant improvement releasing escrows of $33.5 million related to our 33 West Monroe Street property resulting from the Arthur Andersen lease termination combined with the release of escrows previously securing letters of credit supporting our tax exempt bond obligation of $22.3 million in 2002. These were partially offset by a release of escrow for a $7.0 million debt reduction payment, a decrease in the construction escrow at Bank One Center in the amount of $4.1 million and a net release of a $3.3 million escrow related to properties sold. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    The $22.9 million decrease in proceeds from joint ventures is due to the assignment of our interest in 2002 in a joint venture which owned property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner.

    The $2.2 million increase in distributions from unconsolidated entities is due to receiving a larger distribution in 2003 from the 77 West Wacker Drive joint venture as compared to 2002. The result is primary due to an interest rate collar agreement being assigned to a different financial institution for this venture resulting in the release to the joint venture of $6.9 million of previously escrowed funds.

    The $1.6 million increase in financing fees was primarily due to refinancing the IBM Plaza office property in March 2003. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    Proceeds from mortgages and notes payable increased $194.7 million due to refinancing the IBM Plaza office property. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    Repayment of mortgages and notes payable increased $247.5 million due to the sale of National City Center in June 2003 and refinancing the IBM Plaza office property in March 2003. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    Proceeds from construction financing increased $31.2 million due to the refinancing of the mezzanine loan at Bank One Center of $75.0 million offset by a decrease of additional construction loan proceeds of $43.8 due to the substantial completion of Bank One Center as of November 1, 2002. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    Repayment of construction financing increased $60.8 million in 2003 due to the refinancing of the mezzanine loan at Bank One Center. See Note 10 - Recent Developments to our Consolidated Financial Statements.

    The decrease in dividends paid to Series B Preferred and Series A Preferred shareholders is due to the suspension of quarterly dividends on our Series B Preferred Shares since the fourth quarter of 2002 and the repurchase of the Series A Preferred shares by our Operating Partnership in July 2002.

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

    In 2003, we anticipate the need to fund significant capital expenditures to retenant space that has been vacated or is anticipated to be vacated during 2003. In addition, we continue to incur and pay certain costs and expenses related to Bank One Center consisting principally of the funding of a sublease obligation in connection with the lease of an anchor tenant. As noted above, if capital events are not completed on satisfactory terms, we can give no assurances that we will be able to fund our anticipated capital needs.

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

    The SCPG indebtedness matures January 12, 2004. If this debt is not repaid or extended, SCPG's default remedies, including foreclosure upon our pledges and mortgages of our Operating Partnership's direct or indirect equity interests in various properties, may also hinder our ability to meet the minimum quarter end cash requirements and other financial loan covenants. We are pursuing various capital transactions, which, if consummated in sufficient amounts, would provide the necessary cash proceeds to meet these covenant requirements in addition to the repayment of part or all of the SCPG debt. In addition, debt secured by our Bank One Center and 180 North LaSalle Street properties totaling $238.2 million and $60.0 million, respectively, also matures in January 2004. The Bank One Center debt may be extended if certain leasing thresholds are met. At June 30, 2003, these had not been met. We are currently pursuing transactions which would refinance our debt obligations related to our Bank One Center and 180 North LaSalle Street properties.

    There can be no assurances as to our ability to obtain funds necessary for the required repayment of our obligation to SCPG or for the refinancing of our Bank One Center and 180 North LaSalle Street properties or that we will be successful in our efforts to execute capital transactions yielding proceeds sufficient to repay part or all of these debt obligations. If the capital transactions are not consummated, or the proceeds of capital transactions are not sufficient to allow us to meet the minimum cash balance covenants, we intend to seek waivers or modifications from the lenders. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained or if they are obtained, whether they are granted on terms that are favorable to us.

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


    The following tables disclose our contractual obligations and commercial commitments as of June 30, 2003:



                                                        Payments Due by Period
                                                        (dollars in thousands)
                                             ---------------------------------------------
                                                            2004-     2006-
   Contractual Obligations(A)         Total       2003      2005      2007    Thereafter
------------------------------------------------------------------------------------------

Mortgages and notes payable       $  590,600 $   5,930  $ 198,696 $  202,733 $  183,241
Bonds payable (B)                     24,900         -          -     24,900          -
Construction financing               238,171         -    238,171          -          -
Capital lease obligations                434       140        294          -          -
Operating leases                      11,705     1,649      4,522      3,623      1,911
Tenant improvement allowances
  (C)(D)                              22,185    22,185          -          -          -
Liabilities for leases
  assumed and lease
  reimbursement obligations (E)       87,688     6,678     23,596     18,390     39,024
Deferred interest and loan exit
  fees                                 4,687         -      4,687          -          -
                                 ---------------------------------------------------------
Total contractual cash
   obligations                    $  980,370 $  36,582  $ 469,966 $  249,646 $  224,176
                                 =========================================================

(A) We anticipate funding these obligations from operations and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed in "Liquidity and Capital Resources".

(B) The scheduled maturity date for the bonds is 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds, which if not extended or replaced, would accelerate the maturity of the bonds.

(C) We have escrows of $2.3 million that may be utilized to fund these obligations.

(D) Tenant improvement allowances of $18.5 million correspond to Bank One Center and will be funded through its construction loan. We anticipate this obligation will be funded in 2003.

(E) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $64.2 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. On March 19, 2003, we refinanced the Bank One Center mezzanine loan and in conjunction with our refinancing, our escrow obligations were restructured. See Note 10
    - Recent Developments and Note 17 - Commitments and Contingencies to our Consolidated Financial Statements for a description of the Citadel Reimbursement Obligations.


                                                           Amount of Commitment
                                                           Expiration Per Period
                                                          (dollars in thousands)

                                                 -------- ---------- ---------- -----------
              Other                   Total
           Commercial                Amounts                2004-      2006-
           Commitments              Committed     2003      2005       2007     Thereafter
---------------------------------- ------------- -------- ---------- ---------- -----------
Standby letters of credit          $  25,461     $   220  $      -   $ 25,241  $       -
Guarantees (A)                       115,010       4,079    98,785          -     12,146
Unconsolidated joint ventures (B)     83,456       5,000    78,456          -          -
Tax indemnifications (C)              70,461         (C)       (C)        (C)        (C)
Series B preferred shares (D)            (D)      11,250    18,000     18,000        (D)
                                   ------------- -------- ---------- ---------- -----------
Total commercial commitments       $ 294,388     $20,549  $195,241   $ 43,241  $  12,146
                                   ============= ======== ========== ========== ===========


(A) Included in the total is our guarantee of $60.0 million related to the Bank One Center construction loan balance of $238.2 million, having a maturity date of January 5, 2004. Also included is a guarantee for $5.3 million to ensure certain tenant improvement and leasing commission payments with respect to an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois (see footnote (B) below). In general, the other guarantees relate to the payment of principal under certain loan obligations.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. The amount shown represents 50% of the balance of the $157.5 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The joint venture would need to make cash escrow deposits to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. Our joint venture partner is the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid.

    In addition, we have a 23.1% interest in a real estate venture, which we account for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $70.5 million if all remaining indemnity properties had been sold as of June 30, 2003. The amount of certain indemnities decreases by 10% each calendar year on each anniversary date of our November 17, 1997 initial public offering. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No Series B Shares dividend was declared or paid for the fourth quarter of 2002 or the first or second quarters of 2003. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

    Property Sales. On June 18, 2003, we sold our National City Center property, a 767,181 square foot office building in Cleveland, Ohio, to an affiliate of National City Corporation. The gross contract price for the sale, including a lease termination fee from an affiliate of the purchaser, was $80.0 million.

    We received net proceeds of $15.7 million, which includes the return of real estate tax and capital escrows of $2.5 million, and is net of transaction costs, adjustments for prorations, repayment of the property's first mortgage debt of $63.7 million and payment of a loan exit fee of $1.0 million. We used $8.1 million of the net proceeds to pay down a portion of our mezzanine debt with Fleet National Bank. We used the remaining $7.6 million, plus $0.2 million of additional funds, to pay down one of the SCPG loans (including accrued interest of $1.7 million and an extension fee of $0.2 million) and extended the maturity dates of both the SCPG loans until January 12, 2004.

    Preferred Shares. Our anticipated cash flow from operations in 2003 is not expected to be sufficient to fund distributions on our Series B Shares. Our
Board has suspended the payment of these dividends. Payment of these distributions may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. We are currently in arrears with respect to three quarterly distributions. The term of any Trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment. Under the terms of the SCPG transaction, we will not be permitted to declare and pay any distributions on our outstanding equity securities so long as the SCPG notes remain outstanding, except that we may pay distributions on our Series B Shares to the extent that we prepay the notes in an amount equal to such distributions.

    Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Nardi. The terms of these agreements are discussed in Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note. The terms of this agreement are discussed in Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

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

    Indebtedness. Our aggregate indebtedness was $853.7 million at June 30, 2003. This indebtedness had a weighted average maturity of 3.02 years and bore interest at a weighted average interest rate of 6.72% per annum. At June 30, 2003, $316.6 million, or 37.1%, bore interest at a fixed rate, and $537.1 million, or 62.9% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $537.1 million of variable rate debt, $502.4 million was subject to various interest rate cap agreements.

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

    On November 10, 1999, our unconsolidated joint venture entered into an interest rate collar agreement with respect to the property known as 77 West Wacker Drive for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling and the interest floor under the agreement are based on a LIBOR index rate of 7.75% and a LIBOR index rate of 6.10%, respectively. Our joint venture partner is the guarantor to the counterparty related to this agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner for our fifty percent share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

    On December 10, 2002, we entered into an interest rate cap agreement with respect to our IBM Plaza for the period December 10, 2002 through December 13, 2003 for a notional amount of $153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002. On March 10, 2003, the underlying loan hedged by this derivative instrument was refinanced. As this instrument has not been redesignated as a hedge of another transaction, all changes in the fair value of the instrument will be marked to market with changes in value included in net income each period until the instrument matures.

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

    On November 15, 2000, we entered into a second interest rate cap agreement with respect to our property known as 33 West Monroe Street for the period from November 15, 2000 through November 15, 2003 for a notional amount of $12.5 million. The interest rate under the agreement is capped at the LIBOR index rate of 9.0%.

    On April 2, 2001, we entered into an interest rate cap agreement with respect to the property at 208 South LaSalle Street in Chicago Illinois, for the period from April 2, 2001 through June 30, 2003 with respect to the $20.0 million variable rate note payable secured by the 208 South LaSalle Street property. The interest rate under the agreement is capped at the LIBOR index rate of 7.5%. On June 18, 2003, $8.1 million of the underlying loan hedged by this derivative instrument was repaid. On June 25, 2003, the agreement was extended to January 15, 2004 and the notional amount was reduced to $11.9 million.

    On August 22, 2001, we entered into an interest rate cap agreement with respect to our property known as Bank One Center for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap increases over the term of the cap agreement to a maximum of $230.0 million based on increases anticipated in the Bank One Center construction loan. As of June 30, 2003, the notional amount was $220.0 million capped at the LIBOR index rate of 7.05%.

    On February 19, 2003, we entered into an interest rate cap agreement with respect to IBM Plaza for the period February 21, 2003 through March 15, 2006 for a notional amount of $195.0 million. Effective May 28, 2003, a portion of the notional amount equal to the principal amount of the IBM Mezzanine Loan was transferred to the Mezzanine Borrower. The interest rate under this agreement is capped at the LIBOR index rate of 6.6% for the term of the loans.

    Debt Repayments. In connection with the refinancing of IBM Plaza and the refinancing of the Bank One Center mezzanine loan, we repaid $237.9 million of debt related to the properties. In conjunction with the IBM Plaza refinancing and the November 2002 sale of Centre Square I, we repaid a total of $11.4 million in partial repayment of the Exchangeable Note from SCPG. Scheduled principal payments were made totaling $1.2 million bringing the total debt repaid for the three months ended March 31, 2003 to $250.5 million.

    In connection with the termination of Arthur Andersen's lease at our 33 West Monroe Street property, we repaid $7.0 million in partial repayment of debt related to the property. In conjunction with the sale of National City Center, we repaid a total of $71.8 million of debt related to the property and a total of $5.7 million in partial repayment of the Exchangeable Note from SCPG. Scheduled principal payments were made totaling $1.5 million bringing the total debt repaid for the three months ended June 30, 2003 to $86.0 million. Total debt repaid for the six months ended June 30, 2003 was $336.5 million.

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

     Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During 2002 and 2001, our tenant improvements and leasing commissions averaged $26.94 and $31.16, respectively, per square foot of newly-leased office space totaling 70,969 and 338,013 square feet, respectively, $13.18 and $9.09, respectively, per square foot of office leases renewed by existing tenants, totaling 277,248 and 309,685 square feet, respectively, and $0.00 and $3.83, respectively, per square foot of newly-leased industrial space totaling 154,275 and 160,085 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. Due to current economic and market conditions and the forecasted leasing activity in our portfolio, however, we are budgeting over $6.8 million of capital improvement expenditures for the remainder of 2003.

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

    The following table represents the unaudited GAAP Reconciliation of Net Income (Loss) to Funds from Operations for the three and six months ended June 30, 2003 and 2002:


                                           Three Months Ended    Six Months Ended
                                                June 30               June 30

                                         --------------------------------------------
                                            2003       2002       2003       2002
                                         --------------------------------------------
                                                   (dollars in thousands)
Net income (loss) (1).................   $     119  $   (883)  $ 14,990   $ (18,990)
Adjustments to reconcile to Funds
 from Operations:
  Real estate depreciation and
    amortization......................       9,615      7,379    18,736      14,413
  Amortization of costs for leases
    assumed...........................         748        157     1,068         320
  Joint venture adjustments...........         871        844     1,725       1,687
  Adjustment for sale of operating
    property..........................           -        580         -         687
 Adjustment for discontinued
    operations (2)....................        (593)     5,058       436      28,231
  Minority interests..................      (2,238)    (1,876)    6,120      (5,461)
  Income allocated to preferred
    shareholders......................      (2,250)    (3,380)   (4,500)     (6,579)
                                         --------------------------------------------
 Funds from Operations (1)............   $   6,272  $   7,879  $  38,575  $  14,308
                                         ============================================



(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other
    REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," net income and gain/(loss) on sales of real estate for properties sold are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented.

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. has earned commissions of $0.5 million for services provided to us in for the six months ended June 30, 2003. On March 12, 2003, we extended the term of this agreement to September 30, 2003.

    As of June 30, 2003, we have a receivable of approximately $0.9 million from Mr. Nardi and certain of his affiliates under a master lease agreement entered into with Mr. Nardi in connection with our 1051 Kirk Road property. This represents rent receivables due for the period from October 2001 through the lease expiration on March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance. We have recorded this rent as a reduction of our basis in the property.

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

    Agreements to Purchase Certain Properties. We have an option to purchase a parking garage located at 300 North LaSalle Street in Chicago from PGI. This option has approximately four and one-half years remaining on its term. 300 North LaSalle Street contains approximately 58,000 square feet of land suitable for development. We have an option to purchase the property at 95.0% of its then fair market value.

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

    PGI leases 22,620 square feet of space at 77 West Wacker Drive, an office building owned by one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and for which we account for our ownership in using the equity method. PGI's lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. PGI currently owes the unconsolidated real estate joint venture $0.5 million representing rent and related operating expense reimbursements for the period March through August. We have declared PGI in default under the lease and are in the process of pursuing our remedies under the lease.

    Tax Indemnification Agreements. Our Operating Partnership entered into a tax indemnification agreement with the IBD Contributors pursuant to which we are required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities or the sale or other disposition by us of the properties they contributed. The terms of this agreement are discussed in Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

    We entered into a tax indemnification agreement with the NAC Contributors who contributed properties to us during our initial public offering, pursuant to which we are required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by us of their liabilities on the sale or other disposition by the us of the properties they contributed. The terms of this agreement are discussed in Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

    Other Transactions. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. We have a receivable at June 30, 2003 of $31,165 due from PGI (included in other assets), relating to PGI's indemnification to us for certain costs of environmental remediation.

    The Board term of Governor James R. Thompson, a former Trustee who decided not to stand for reelection, expired on May 23, 2003. Governor Thompson is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to us. Winston & Strawn earned fees of $0.7 million for legal services provided to us for the six months ended June 30, 2003.

Inflation

    Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of the office and industrial leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

    As of June 30, 2003, approximately $537.1 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $502.4 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2003. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.



                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                  2003      2004     2005      2006      2007   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount...........   $   1.6   $   3.3    $  5.8   $  3.8    $  3.9    $183.2     $201.6
Weighted-average interest
 rate (1)....................      7.44%     7.45%     7.41%    7.46%     7.46%     7.58%

Variable rate amount........   $   4.4   $  89.6    $ 60.0   $195.0       -         -       $349.0
Weighted-average interest
 rate (1)...................       5.45%     5.88%     2.79%    5.03%     -         -

Notes payable:
Fixed rate amount ..........       -     $  40.0        -        -        -         -      $  40.0
Weighted-average interest
 rate(1)....................       -        14.63%      -        -        -         -

Bonds payable:
Variable rate amount (2)....       -          -         -        -    $  24.9       -      $  24.9
Weighted-average interest
 rate (1)...................       -          -         -        -        3.49%     -

Construction Financing:
Fixed rate amount...........       -     $  75.0        -        -        -         -      $  75.0
Weighted-average interest
 rate (1)...................       -        16.00%      -        -        -         -

Variable rate amount .......       -     $ 163.2        -        -        -         -       $163.2
Weighted-average interest
 rate (1)...................       -         3.92%      -        -        -         -

Interest rate cap
 agreements (1)(3):
Notional amount.............   $  162.5  $ 358.9        -    $195.0       -         -       $716.4
LIBOR Cap rate..............        4.62%    7.00%      -       6.60%     -         -         -


(1) Based upon the rates in effect at June 30, 2003, the weighted-average interest rates on our mortgage notes payable, notes payable, bonds payable and construction financing at June 30, 2003 were 5.86%, 14.63%, 3.49% and 7.72%, respectively. The two variable rate loans maturing in 2006 for $64.8 million and $130.2 million have LIBOR floors of 2.0% and 2.2688% respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.2 million.

(2) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

(3) On August 22, 2001, we entered into an interest rate cap agreement for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan for Bank One Center. As of June 30, 2003, the notional amount was $220.0 million with a capped LIBOR index rate of 7.05%. Also included is an interest rate cap with a notional amount of $150.0 million for the loan that was refinanced on our IBM Plaza property. This cap has an expiration date of December 13, 2003. Also included are two interest rate caps for loans on our 33 West Monroe Street property where the notional amounts exceed the debt outstanding by a total of $7.2 million.

  Item 4.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

               Based on management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q, which was conducted with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by their quarterly report on Form 10-Q.

(b) Changes in internal control over financial reporting.

               There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 29, 2002, 180 Acquisition filed a Complaint against us, our Operating Partnership, our affiliated Services Company, one of our subsidiaries holding the 180 interests, and Jeffrey A. Patterson, our Co-President and Chief Investment Officer. For a description of this case, please see Note 17 - Commitment and Contingencies to our Consolidated Financial Statements.

The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of the IBM Plaza office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. For a description of this matter, please see Note 10 - Recent Developments to our Consolidated Financial Statements.

Item 2.        Changes in Securities and Use of Proceeds.

On June 11, 2003, we issued to Vornado PS, L.L.C. ("Vornado PS"), in connection with the exercise by Vornado PS of certain exchange rights, 3,972,447 of our common shares. Simultaneously with the issuance of the common shares to Vornado PS, we cancelled the 3,972,447 common units in our Operating Partnership, held by Vornado PS which were exchanged for the common shares.

On June 13, 2003, we issued to Cadim Acquisition, LLC ("Cadim Acquisition"), in connection with the exercise by Cadim Acquisition of certain exchange rights, 3,972,446 of our common shares. Simultaneously with the issuance of the common shares to Cadim Acquisition, we cancelled the 3,972,446 common units in our Operating Partnership held by Cadim Acquisition which were exchanged for the common shares.

Item 3.        Defaults Upon Senior Securities.

We are currently in arrears in the payment of dividends on our 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares"). As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $6.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

Item 4.        Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on May 23, 2003. At the meeting, shareholders voted on (i) the re-election of two trustee and (ii) ratification of the appointment of Ernst & Young LLP as our independent auditors for 2003. Voting on each such matter was as follows:

                                   Votes        Votes      Withheld/     Broker
      Re-election of Trustees:      For        Against    Abstentions  Non-Votes
      -------------------------- ----------- ------------ ------------ ---------
      o Ray H. D'Ardenne         13,208,903      -          876,421        -
      o Stephen J. Nardi         13,221,653      -          863,671        -
      Ratification of Auditors:  13,277,378    15,750       792,196        -


The term of office of each of Jacque M. Ducharme, Daniel A. Lupiani, Christopher
J. Nassetta and Douglas Crocker II continued after the meeting and will expire at the Annual Meeting of Shareholders to be held in 2004, 2004, 2005 and 2005, respectively.

Item 5.        Other Information.

               None.

Item 6.         Exhibits and Reports on Form 8-K.

(a) Exhibits:

    10.15       Mezzanine  Loan  Agreement  dated as of May 28, 2003 between 330
                N. Wabash Mezzanine, L.L.C., and Lehman Brothers Holdings Inc.
    10.16 Promissory Note dated as of May 28, 2003 in the principal amount of $64,788,229 from 330 N. Wabash Mezzanine, L.L.C., in favor of Lehman Brothers Holdings Inc.
    10.17 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P., for the benefit of Lehman Brothers Holdings Inc.
    10.18 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc.
    10.19 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc.
    10.20 Amendment to Loan Agreement dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C., and Lehman Brothers Bank FSB.
    10.21 Omnibus Amendment to Loan Documents dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB.
    10.22 Amendment to Guaranty dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB.
    10.23 Termination of $4,000,000 Mortgage Guaranty Note dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB.
    12.1 Computation of ratios of earnings to combined fixed charges and preferred shares distributions.
    31.1 Rule 13a-14(a)/15d-14(a) Certification of Stephen J. Nardi, Chairman of the Board of Registrant
    31.2 Rule 13a-14(a)/15d-14(a) Certification of Louis G. Conforti, Co-President and Chief Financial Officer of Registrant
    32.1 Section 1350 Certification of Stephen J. Nardi, Chairman of the Board of Registrant.
    32.2 Section 1350 Certification of Louis G. Conforti, Co-President and Chief Financial Officer of Registrant.

(b) Reports on Form 8-K:

               We filed the following reports on Form 8-K during the second quarter of 2003:

               Form 8-K dated May 13, 2003 (furnished May 14, 2003, File No. 001-13589) announcing our consolidated financial results and certain supplemental information pursuant to Item 12. Results of Operations and Financial Condition under Item 9. Regulation FD Disclosure in accordance with the Securities and Exchange Commission's interim filing guidance set forth in Release No. 34-47583.

               Form 8-K/A dated May 13, 2003 (filed May 14, 2003, File No. 001-13589) amending the Form 8-K previously furnished to the Securities and Exchange Commission on May 13, 2003 (the "Form 8-K") by (i) furnishing Exhibit 99.1 thereto, which was inadvertently omitted from the Form 8-K; and (ii) re-furnishing
               Exhibit 99.2 thereto, which was inadvertently furnished with the Form 8-K in an incomplete form. This Form 8-K/A also restates
               Item 7 and Item 9 of the Form 8-K in their entirety for the purposes of convenience of reference only.

               Form 8-K dated June 11, 2003 (filed June 13, 2003, File No. 001-13589) relating to the issuance of common shares and the simultaneous cancellation of common units in connection with the exercise by both Vornado PS and Cadim Acquisition of certain exchange rights.

               Form 8-K dated  June 13,  2003  (filed  June 13,  2003,  File No.
               001-13589)   announcing   that  National  City   Corporation  has
               completed its due diligence and one of its affiliates is obligated under a contract to purchase our National City Center property located in Cleveland, Ohio.

               Form 8-K dated June 18, 2003 (filed June 19, 2003, File No. 001-13589) announcing the completion of the sale of our National City Center property located in Cleveland, Ohio, to an affiliate of National City Corporation pursuant to a previously announced agreement.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRIME GROUP REALTY TRUST

                                      Registrant

Date:      August 6, 2003             /s/  Louis G. Conforti
                                      ----------------------
                                      Louis G. Conforti
                                      Co-President and
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                       Financial Officer of the Registrant)

                                                                   Exhibit 12.1
                            Prime Group Realty Trust
            Statements Regarding Computation of Ratios of Earnings
         to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                          Three Months    Six Months ended
                                              ended
                                             June 30           June 30
                                        ------------------------------------
Earnings (1):                             2003      2002      2003     2002
                                        ------------------------------------
 (Loss) income from  continuing
  operations  before  minority
  interest per the consolidated
   financial statements...............  $ (4,103)$ (1,276)  $18,454 $ (3,939)
 Interest expense.....................    14,464    8,424    29,763   17,085
 Amortization of debt issuance costs..     1,328      682     2,950    1,376
                                        ------------------------------------
 Earnings.............................  $ 11,689 $  7,830   $51,167 $ 14,522
                                        ====================================

Fixed Charges (1):
 Interest expense.....................  $ 14,464 $  8,424  $29,763  $ 17,085
 Capitalization of interest expense...       876    7,257    2,831    13,876
 Capitalization of amortization of
   debt issuance costs................       150      880      414     1,729
 Amortization of debt issuance costs..     1,328      682    2,950     1,376
 Preferred share distributions........     2,250    3,380    4,500     6,579
                                        ------------------------------------
 Total fixed charges..................  $ 19,068 $ 20,623  $40,458  $ 40,645
                                        ====================================
  Ratio of earnings to combined fixed
   charges and preferred share
   distributions......................  $      - $      -  $  1.26  $      -
                                        ====================================
 (Deficit) excess of earnings to
   combined fixed charges and
   preferred share distributions......  $ (7,379)$(12,793) $10,709  $(26,123)
                                        ====================================
 Funds from Operations (1):
 Funds from operations................  $  6,272 $  7,879  $38,575  $ 14,308
 Interest expense.....................    14,464    8,424   29,763    17,085
 Amortization of debt issuance costs..     1,328      682    2,950     1,376
 Preferred share distributions........     2,250    3,380    4,500     6,579
                                        ------------------------------------
 Adjusted funds from operations.......  $ 24,314 $ 20,365  $75,788  $ 39,348
                                        ====================================
 Fixed Charges (1):
 Interest expense.....................  $ 14,464 $  8,424  $29,763  $ 17,085
 Capitalization of interest expense...       876    7,257    2,831    13,876
 Capitalization of amortization of
   debt issuance costs................       150      880      414     1,729
 Amortization of debt issuance costs..     1,328      682    2,950     1,376
 Preferred share distributions........     2,250    3,380    4,500     6,579
                                        ------------------------------------
 Total fixed charges..................  $ 19,068 $ 20,623  $40,458  $ 40,645
                                        ====================================
 Ratio of funds from operations to
   combined fixed charges and
   preferredshare distributions.......      1.28        -     1.87         -
                                        ====================================
 Excess (deficit) of funds from
   operations to combined fixed
   charges and preferred
   share distributions................  $  5,246 $   (258) $35,330  $ (1,297)
                                        ====================================



(1) Information for the three and six months ended June 30, 2002 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2002 and 2003 from continuing operations to discontinued operations.