Form 10-Q
period 2003-09-30
PRIME GROUP REALTY TRUST
filed 2003-11-06
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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

        On November 3, 2003, 23,668,871 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial Information

Item 1.    Condensed Consolidated Financial Statements                    PAGE

           Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002 (Unaudited)                                  4

           Consolidated Statements of Operations for the Three Months
              Ended September 30, 2003 and 2002 (Unaudited)                 5

           Consolidated Statements of Operations for the Nine Months
              Ended September 30, 2003 and 2002 (Unaudited)                 6

           Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2003 and 2002 (Unaudited)          7

           Notes to Consolidated Financial Statements                       9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           38

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                   60

Item 4.    Controls and Procedures                                         61

Part II:   Other Information

Item 1.    Legal Proceedings                                               61
Item 2.    Changes in Securities and Use of Proceeds                       61
Item 3.    Defaults Upon Senior Securities                                 62
Item 4.    Submission of Matters to a Vote of Security Holders             62
Item 5.    Other Information                                               62
Item 6.    Exhibits and Reports on Form 8-K                                63

Signatures                                                                 65

Forward-Looking Statements

    Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties' systems as well as our tenants and vendors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2003.

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

PART I:  FINANCIAL INFORMATION

Item 1.        Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (Unaudited)


                                                                September 30    December 31
                                                                    2003            2002
                                                            ---------------------------------
Assets Real estate, at cost:
  Land......................................................    $   146,745     $   183,891
  Building and improvements.................................        666,405       1,032,669
  Tenant improvements.......................................         82,743         111,547
  Furniture, fixtures and equipment.........................         10,304          10,218
                                                              ---------------------------------
                                                                    906,197       1,338,325
  Accumulated depreciation..................................       (122,219)       (110,387)
                                                              ---------------------------------
                                                                    783,978       1,227,938
  Property held for development.............................         22,577          20,158
                                                              ---------------------------------
                                                                    806,555       1,248,096

Property held for sale......................................        398,071               -
Investments in unconsolidated entities......................          1,285           1,440
Cash and cash equivalents...................................          9,494          15,800
 Receivables,  net of allowance  of $2,460 and $1,867
  at September 30, 2003 and December 31, 2002, respectively:
    Tenant..................................................          2,774           3,178
    Deferred rent...........................................         19,955          22,351
    Other...................................................            361           2,453
Restricted cash escrows.....................................         68,547          58,933
Deferred costs, net.........................................         21,345          53,943
Other.......................................................          3,098           3,987
                                                              ---------------------------------
Total assets................................................    $ 1,331,485     $ 1,410,181
                                                              =================================


Liabilities and Shareholders' Equity
Mortgages and notes payable.................................    $   589,547     $    671,340
Bonds payable...............................................         24,900          24,900
Construction financing......................................              -         208,198
Liabilities related to property held for sale...............        274,157               -
Accrued interest payable....................................          4,995          21,818
Accrued real estate taxes...................................         27,047          36,642
Accrued tenant improvement allowances.......................         15,015          33,172
Accounts payable and accrued expenses.......................         16,811          12,159
Construction costs payable, including retention of
  $5,034 at December 31, 2002...............................              -          12,896
Liabilities for leases assumed..............................         14,833          21,692
Deficit investment in unconsolidated entity.................          2,258           4,223
Other.......................................................         24,098          17,059
                                                              ---------------------------------
Total liabilities...........................................        993,661       1,064,099
Minority interests:
  Operating Partnership.....................................         28,245          98,643
  Other.....................................................              -           2,000
Shareholders' equity:
  Preferred Shares,  $0.01 par value;  30,000,000 shares
    authorized:  Series B - Cumulative Redeemable
    Preferred Shares, 4,000,000 shares designated,  issued
    and outstanding at September 30, 2003 and
    December 31, 2002.......................................             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 23,670,522 and 15,689,623 shares
    issued and outstanding at September 30, 2003 and
    December 31, 2002, respectively.........................            236             157
  Additional paid-in capital................................        381,273         330,327
  Accumulated other comprehensive loss......................         (4,007)         (6,008)
  Distributions in excess of earnings.......................        (67,963)        (79,077)
                                                              ---------------------------------
Total shareholders' equity..................................        309,579         245,439
                                                              ---------------------------------
Total liabilities and shareholders' equity..................     $1,331,485      $1,410,181
                                                              =================================


                           See notes to consolidated financial statements.






                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months ended
                                                                September 30
                                                           2003               2002
                                                    --------------------------------------
Revenue:
Rental............................................. $      26,647        $    23,526
Lease termination fees.............................           366              1,555
Tenant reimbursements..............................        16,278             14,227
Other property revenues............................         1,197              1,022
Services Company revenue...........................         1,491              2,770
                                                    --------------------------------------
Total revenue......................................        45,979             43,100

Expenses:
Property operations................................        11,984             10,997
Real estate taxes..................................         9,721              9,166
Depreciation and amortization......................         9,706              7,292
General and administrative.........................         2,558              2,519
Services Company expenses..........................         1,081              1,662
Provision for asset impairment.....................           900                  -
Severance costs....................................             -                175
Strategic alternative costs........................             7                554
Other expense......................................             -                189
                                                    --------------------------------------
Total expenses.....................................        35,957             32,554
                                                    --------------------------------------

Operating income...................................        10,022             10,546
 Other income......................................           237                493
   Interest:
     Expense.......................................       (13,928)            (9,934)
     Amortization of deferred financing costs......        (1,027)              (933)
                                                    --------------------------------------
(Loss) income from continuing operations before
  minority interests...............................        (4,696)               172
Minority interests.................................           804                967
                                                    --------------------------------------
(Loss) income from continuing operations...........        (3,892)             1,139
Discontinued operations, net of minority interests
  of $(2) and $(322) in 2003 and 2002,
  respectively.....................................            16                533
                                                    --------------------------------------
Net (loss) income..................................        (3,876)             1,672
Net income allocated to preferred shareholders.....        (2,250)            (2,450)
                                                    --------------------------------------
Net loss available to common shareholders.......... $      (6,126)        $     (778)
                                                    ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders........................... $       (0.26)        $     (0.08)
Discontinued operations, net of minority interests.             -                0.03
                                                    --------------------------------------
Net loss available per weighted-average common
  share of beneficial interest -basic and diluted.. $       (0.26)        $     (0.05)
                                                    ======================================


                           See notes to consolidated financial statements.


                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                              Nine Months ended
                                                                September 30
                                                           2003               2002
                                                    --------------------------------------
Revenue:
Rental............................................. $      79,913        $    72,150
Lease termination fees.............................        31,592              2,300
Tenant reimbursements..............................        46,268             42,476
Other property revenues............................         3,730              3,893
Services Company revenue...........................         2,956              5,530
                                                    --------------------------------------
Total revenue......................................       164,459            126,349

Expenses:
Property operations................................        34,600             33,418
Real estate taxes..................................        30,481             27,511
Depreciation and amortization......................        29,151             21,983
General and administrative.........................         7,504              6,964
Services Company expenses..........................         2,248              3,671
Provision for asset impairment.....................           900              5,171
Severance costs....................................             -              2,154
Strategic alternative costs........................           480              1,467
Other expense......................................             -                189
                                                    --------------------------------------
Total expenses.....................................       105,364            102,528
                                                    --------------------------------------
Operating income...................................        59,095             23,821
 Other income......................................         2,331              1,740
   Interest:
     Expense.......................................       (43,691)           (27,019)
     Amortization of deferred financing costs......        (3,977)            (2,309)
                                                    --------------------------------------
Income (loss) from continuing operations before
  minority interests...............................        13,758             (3,767)
Minority interests.................................        (5,316)             6,428
                                                    --------------------------------------
Income from continuing operations..................         8,442              2,661
Discontinued operations, net of minority interests
  of $(1,103) and $13,344 in 2003
  and 2002, respectively...........................         2,672            (19,084)
                                                    --------------------------------------
Income (loss) before loss on sales of real estate..        11,114            (16,423)
Loss on sales of non-operating properties, net of
  minority interests of $626 in 2002...............             -               (895)

                                                    --------------------------------------
Net income (loss) .................................        11,114            (17,318)
Net income allocated to preferred shareholders.....        (6,750)            (9,029)
                                                    --------------------------------------
Net income (loss) available to common shareholders. $       4,364        $   (26,347)
                                                    ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Income (loss) from continuing operations, net of
  minority interests and the allocation of net
  income to preferred shareholders................. $        0.09        $    (0.40)
Discontinued operations, net of minority interests.          0.14             (1.22)
Loss on sales of real estate, net of minority
  interests........................................             -             (0.06)
                                                    --------------------------------------
Net income (loss) available per weighted-average
  common share of beneficial interest -basic and
  diluted.......................................... $        0.23        $    (1.68)
                                                    ======================================


                           See notes to consolidated financial statements.


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                              Nine Months ended
                                                                September 30
                                                           2003               2002
                                                    --------------------------------------
Operating activities
Net income (loss) ..............................      $    11,114        $   (17,318)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Amortization of discount on notes payable...              343                132
    Amortization of costs for leases assumed
      (included in rental revenue)..............            1,742                570
    (Gain) loss on sales of real estate.........           (1,220)             5,230
    Depreciation and amortization (including
      discontinued operations)..................           33,683             29,192
    Provision for asset impairment (asset
      impairments of $34,430 in 2002 included
      in discontinued operations)...............              900             39,601
    Net equity in income of unconsolidated
      investments...............................           (1,891)              (698)
    Minority interests (including discontinued
      operations)...............................            6,419            (20,398)
    Changes in operating assets and liabilities:
      Increase in receivables...................           (1,575)            (3,474)
      Decrease in other assets..................              431                149
      (Decrease) increase in accrued interest
        payable.................................          (12,974)             2,105
      Increase in accrued real estate taxes.....              184             10,082
      Increase (decrease) in accounts payable
        and accrued expenses....................            1,857             (5,353)
      Increase (decrease) in other liabilities..              973               (635)
                                                    --------------------------------------
Net cash provided by operating activities.......           39,986             39,185

Investing activities
Expenditures for real estate and equipment......          (52,964)           (95,792)
Proceeds from sales of real estate..............           79,321             25,985
(Increase) decrease in restricted cash escrows..          (14,634)               320
Leasing costs...................................           (9,864)            (8,396)
Proceeds from assignment of joint venture
  interest......................................                -             22,939
Net distributions from(contributions to)
  unconsolidated entities.......................            2,219                (19)
                                                    --------------------------------------
Net cash provided by (used in) investing
  activities....................................            4,078            (54,963)

Financing activities
Financing costs.................................           (4,569)            (2,536)
Proceeds from mortgages and notes payable.......          195,000             20,474
Repayment of mortgages and notes payable........         (277,136)           (30,245)
Repayment of bonds payable......................                -            (23,250)
Proceeds from construction financing............           98,072             75,956
Repayment of construction financing.............          (61,737)                 -
Series A Preferred Shares repurchase............                -             (5,000)
Dividends paid to Series B - preferred
  shareholders..................................                -             (6,750)
Dividends paid to Series A - preferred
  shareholder...................................                -               (750)
                                                    --------------------------------------
Net cash (used in) provided by financing
  activities....................................          (50,370)            27,899
                                                    --------------------------------------
Net (decrease) increase in cash and cash
  equivalents...................................           (6,306)            12,121
Cash and cash equivalents at beginning of period           15,800              6,582
                                                    --------------------------------------
Cash and cash equivalents at end of period......      $     9,494        $    18,703
                                                    ======================================



                           See notes to consolidated financial statements.


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                   (continued)

    During the nine months ended September 30, 2003 and 2002, respectively, we sold assets, net of assumed liabilities, as follows:

                                                          Nine Months
                                                      Ended September 30
                                                      2003           2002
                                                 ------------------------------

Real estate, net.................................$    79,477    $   140,921
Deferred costs, net..............................          -          2,515
Deferred rent receivable.........................          -          2,764
Restricted escrows...............................      2,526          3,842
Mortgage notes payable assumed by buyer..........          -       (113,085)
Accrued real estate taxes........................     (2,170)        (5,996)
Other liabilities and assets, net................     (1,732)           254
                                                 ------------------------------
Net assets sold..................................     78,101         31,215
Proceeds from sales of real estate...............     79,321         25,985
                                                 ------------------------------
                                                 $     1,220    $    (5,230)
                                                 ==============================

(1) The gain of $1.2  million and a net loss of $3.7 million for the nine months
    ended   September  30,  2003  and  2002,   respectively,   are  included  in
    discontinued operations.

    The following represents supplemental disclosure of significant non-cash activity for the nine months ended September 30, 2003 and 2002:


                                                                          Nine Months
                                                                      Ended September 30
                                                                      2003           2002
                                                                 ------------------------------
Real estate additions through the issuance of partnership
  units to minority interest...................................... $           -    $    3,210
Mortgage notes payable reduction through assumption of
  debt by buyer of sold properties................................             -       113,085
Real estate basis reduction due to the exchange of
  Operating Partnership common units for common shares............       (24,614)            -
Deferred asset basis reduction due to the exchange of
  Operating Partnership common units for common shares...........         (1,272)            -
Repurchase of Series A-Preferred Shares through the issuance
  of notes payable...............................................              -        35,000
Dividends paid to the Series A-Preferred Shareholder through
   the issuance of notes payable.................................              -         2,280
                                                                 ------------------------------
                                                                  $      (25,886)   $  153,575
                                                                 ==============================

                           See notes to consolidated financial statements.


                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC") on March 27, 2003 ("Form 10-K").

    Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

2.      Formation and Organization

    We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended, for Federal income tax purposes. We are the managing general partner of Prime Group Realty, L.P. (the "Operating Partnership") and own all of the preferred units and 88.5% and 58.7% of the common units of the Operating Partnership issued and outstanding at September 30, 2003 and December 31, 2002, respectively. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units in the Operating Partnership.

    We consolidate the operations of Prime Group Realty Services, Inc. (the "Services Company"), our wholly owned subsidiary, which has elected to be treated as a Taxable REIT Subsidiary as defined under the Code.

3.      Real Estate

    Development costs, which include land acquisition costs, construction costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs, as well as certain property operating costs, continue to be capitalized once the development is placed in service, to the extent they relate to the percentage of the property which is vacant, for one year following the date the development is placed in service. Subsequent to the one-year period, these costs are fully expensed as incurred. Upon the date the development is placed in service, development costs included in real estate are depreciated over the useful lives of the respective properties on a straight-line basis.


    The following summarizes the interest, amortization of financing costs, real estate taxes, property operating costs, and other direct and indirect costs associated with development capitalized during the three and nine months ended September 30, 2003 and 2002:



                                              Three Months Ended        Nine Months Ended
                                                 September 30              September 30
                                           ------------------------- -------------------------
                                                 2003        2002         2003        2002
                                           ------------------------- -------------------------
                                                          (dollars in thousands)

Interest.................................    $     884   $   7,792    $    3,715  $   21,668
Amortization of financing costs..........          152         713           566       2,442
Real estate taxes........................          823         142         2,962         515
Property operating costs.................          155           -           672           -
Other direct and indirect costs..........            -         430            71       1,245
                                           ------------------------- -------------------------
                                             $   2,014   $   9,077    $    7,986  $   25,870
                                           ========================= =========================


4.      Interest Rate Protection Agreements

    On September 30, 2003, our derivative instruments were reported at their fair value as other assets of $176,190, a reduction in investment in unconsolidated entity of $3.6 million and accumulated other comprehensive loss of $4.0 million. We incurred a total comprehensive loss of $2.8 million ($.12 per weighted average common share) for the three months ended September 30, 2003 and total comprehensive gain of $2.3 million ($.15 per weighted average common share) for the three months ended September 30, 2002. We incurred a total comprehensive gain of $13.1 million ($.69 per weighted average common share) for the nine months ended September 30, 2003 and total comprehensive loss of $14.1 million ($.90 per weighted average common share) for the nine months ended September 30, 2002.

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

7.      Going Concern

     As part of a joint venture transaction on October 8, 2003, related to our Bank One Center property (See Note 18 - Subsequent Events to our Consolidated Financial Statements for a further description), debt outstanding of $244.5 million at September 30, 2003 was refinanced. In addition, we repaid outstanding debt, plus accrued interest, totaling $42.7 million to Security Capital Preferred Growth ("SCPG"). Excluding this indebtedness, we had $89.7 million of debt outstanding at September 30, 2003, maturing in 2004, including $60.0 million maturing in January 2004 secured by our 180 North LaSalle Street property, $5.6 million maturing in May 2004 secured by our 1455 Sequoia Drive property and $24.1 million maturing in November 2004 secured by our 33 West Monroe Street, 208 South LaSalle Street and Jorie Plaza properties. We are currently pursuing a transaction which would refinance our debt obligation related to our 180 North LaSalle Street property, and we anticipate having discussions with our existing lenders and others with respect to extensions or refinancing of our other material indebtedness as well. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts or that we will be successful in efforts to execute capital transactions yielding proceeds sufficient to repay part or all of these debt obligations. If the necessary refinancing transactions are not consummated, we intend to seek extensions and/or modifications from the lenders. If this indebtedness is not extended or refinanced, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans.

    The above conditions, as well as our continuing operating deficits, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

8.      Property Held For Sale

    As of September 30, 2003, we have classified Bank One Center, a 1.5 million square foot office building located in Chicago, Illinois, as held for sale as a result of admitting on October 8, 2003, a new 70% joint venture partner to our former subsidiary that owns the Bank One Center property (see Note 18 - Subsequent Events to our Consolidated Financial Statements for further discussion). Commencing on October 8, 2003, we began accounting for our investment in this joint venture under the equity method of accounting. Property held for sale at September 30, 2003 represents our historical cost basis for certain assets remaining in the joint venture (dollars in thousands):

         Real estate, net.........................          $   348,729
         Tenant receivables.......................                3,541
         Deferred rent receivables................                3,222
         Restricted cash escrows..................                2,494
         Deferred costs, net......................               40,085
                                                          --------------
            Property held for sale................          $   398,071
                                                          ==============

    In addition, certain liabilities related to property held for sale at September 30, 2003 have also been reclassified (dollars in thousands):


         Construction financing...................          $   244,533
         Accrued interest payable.................                3,788
         Accrued real estate taxes................                7,609
         Accrued tenant improvement allowances....               14,003
         Construction costs payable, including
           retention of $2,018....................                4,199
         Other liabilities........................                   25
                                                          --------------
         Liabilities  related  to  property
           held for sale..........................          $   274,157
                                                          ==============



    At December 31, 2002, our consolidated balance sheet included comparable assets and liabilities of $354.1 million and $264.6 million, respectively, related to Bank One Center.

9.      Discontinued Operations

    Net income and gain/(loss) on sales of real estate for operating properties sold or operating properties held for sale are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of the properties we sold in 2002 and 2003 through their dates of disposition.

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




                                               Three Months Ended      Nine Months Ended
                                                  September 30           September 30
                                            -----------------------------------------------
                                              2003           2002        2003       2002
                                            -----------------------------------------------
                                                        (dollars in thousands)

Rental revenue...........................   $       -  $    3,429    $    5,707 $   19,770
Tenant reimbursements....................         (20)       (115)        1,006      6,522
Other property income....................          (5)        401           718      1,289
                                            -----------------------------------------------
  Total revenue..........................         (25)      3,715         7,431     27,581

Property operations......................          49       1,298         2,000      6,532
Real estate taxes........................         (92)       (269)        1,033      4,118
Depreciation and amortization............           -         746           555      4,631
Interest:
   Expense...............................           -         871         1,288      6,320
   Amortization of deferred financing costs         -          87             -        269
                                            -----------------------------------------------
  Total expenses.........................         (43)      2,733         4,876     21,870
                                            -----------------------------------------------
Income before provision for asset
  impairment and minority interests......          18         982         2,555      5,711
Provision for asset impairment (1).......           -        (230)            -    (34,430)
Net gain (loss) on sales of real estate (2)         -         103         1,220     (3,709)
Minority interests.......................          (2)       (322)       (1,103)    13,344
                                            -----------------------------------------------
Discontinued operations..................   $      16  $      533     $   2,672 $  (19,084)
                                            ===============================================


(1) Impairment losses during 2002 include $33.6 million related to a portfolio of suburban office properties sold during the second quarter of 2002 when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties and $0.8 million related to an office property sold during the fourth quarter of 2002 based upon our decision to actively market the property and exit the Tennessee market.

(2) See Note 10 -- Recent Developments to our Consolidated Financial Statements for a description of the 2003 sale.

10.     Recent Developments

    During the period from January 1, 2003 through September 30, 2003, we acquired and sold the following:




                                        Net
                                      Rentable     Acquisition               Month
                                       Square      Cost/Sales   Mortgage   Acquired/
       Property         Location     Feet/Acres      Price        Debt       Sold
--------------------------------------------------------------------------------------
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

    On January 16, 2003, a $157.5 million interest rate collar agreement pertaining to our 50% common interest in an unconsolidated real estate joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture.

    On February 5, 2003, we and our Board, after evaluating the proposal with our financial advisors, determined that we were not interested in pursuing the recapitalization proposal presented to us by Northland Capital Partners, L.P., Northland Capital Investors, LLC, NCP, LLC and Northland Investment Corporation (collectively, "Northland"), the existence of proposal was previously disclosed by Northland on Amendments to its Schedule 13D filed on December 6, 2002 and December 20, 2002 with the SEC and by us on December 20, 2002 by a Form 8-K filed with the SEC. We instead decided to continue to pursue other strategic alternatives, including but not limited to, a sale, merger or other business combination involving the entire Company. We then informed Northland of our determination after which Northland sent a letter to us stating that it was terminating all discussions and negotiations relating to a possible negotiated transaction and Northland publicly disclosed the foregoing letter pursuant to an Amendment to its Schedule 13D filed with the SEC on February 6, 2003.

    On February 6, 2003, in connection with our pursuit of strategic alternatives, we announced that we engaged Wachovia Securities, Inc. as a financial advisor to assist us and our existing financial advisor, Merrill Lynch & Co., in our evaluation of our strategic alternatives.

    On February 19, 2003 we extended the maturity dates of two loans having a combined principal amount of $32.5 million from the same lender. The two loans consisted of a $20.0 million loan having a previous maturity date of June 30, 2003 and a $12.5 million loan having a previous maturity date of November 15, 2003. Our interests in the 208 South LaSalle Street, National City Center, and Jorie Plaza properties secured the $20.0 million loan while the $12.5 million loan is secured by our interest in our 33 West Monroe Street property. These loans are guaranteed by our Operating Partnership. The maturity dates for both of the loans were extended until November 15, 2004 at interest rates of LIBOR plus 7.00%.

    In February 2003, we entered into lease termination agreements with Arthur Andersen LLP ("Arthur Andersen") whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the 330 North Wabash Avenue property (IBM Plaza) lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into an escrow that may be utilized as follows: (i) up to a maximum of $8.1 million may be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i)) is available to fund future tenant improvements and other re-leasing costs at the property. On May 27, 2003, in accordance with (ii) above, $7.0 million was utilized to repay a portion of the principal on the first mortgage loan secured by the 33 West Monroe Street property. In addition, through September 30, 2003, $6.3 million of the $8.1 million had been utilized to fund debt service and operating deficits at this property.

    In connection with these terminations, we recorded lease termination fee income of $29.7 million for the three months ended March 31, 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases. In addition, in May and June 2003, we received a real estate tax refund for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. Therefore, this amount was recorded as additional lease termination fee income for the three months ended June 30, 2003.

    In connection with the termination of Arthur Andersen's leases, we entered into new leases for an aggregate of 61,114 square feet, with 19,540 square feet being leased for an approximately ten-year term (the "Ten-Year Lease") and the remaining 41,574 square feet of space being leased to two tenants for terms of approximately two years. Under one of the two-year leases, we received prepaid rent of $1.1 million. The tenant under the Ten-Year Lease is in default under the lease and we are currently pursuing our remedies under the lease.

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

     We used the net proceeds from the IBM Loan to (i) repay in full a $30.3 million mezzanine loan relating to IBM Plaza which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering IBM Plaza which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the IBM Loan, and (iv) pay $8.5 million in partial repayment of the SCPG exchangeable note (the "Exchangeable Note"), plus $0.4 million of accrued interest and a $60,000 exit fee, with the remainder available for general corporate purposes.

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

    On March 19, 2003, we closed a $75.0 million mezzanine loan provided by an affiliate of LNR Property Corporation (the "LNR Loan"). The LNR Loan was secured by an assignment of membership interests in our affiliate which owned the Bank One Center property. The LNR Loan, combined with $1.5 million of our own funds, retired an existing mezzanine loan (the "Retired Loan") related to the property and related accrued interest. Our guarantees and financial covenants under the LNR Loan were substantially the same as those contained in the Retired Loan, except as discussed below. The LNR loan was subsequently repaid on October 8, 2003, in connection with the refinancing of Bank One Center (See Note 18 - Subsequent Events to our Consolidated Financial Statements for a further description).

    The LNR Loan was to mature on January 5, 2004, and had a 15% annual interest rate with a 10% current pay rate, plus a 1% exit fee. We have a lease with Citadel Investment Group ("Citadel") for space in Bank One Center and have agreed to reimburse Citadel for the financial obligations, consisting of base rent and the prorata share of operating expenses and real estate taxes, under Citadel's pre-existing lease (the "Citadel Reimbursement Obligations") for 161,488 square feet of space at One North Wacker Drive in downtown, Chicago, Illinois. Commencing April 1, 2003, and through and including January 1, 2004, we were required to deposit $0.8 million per month into a reserve account to fund commissions and other costs related to the Citadel Reimbursement
Obligations. This deposit was subject to adjustment as additional leasing related to the Citadel Reimbursement Obligations would be achieved.

    On March 19, 2003, we purchased all of our joint venture partner's ownership interest in the entity that owns Bank One Center which made us the sole owner of the property. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that is to be released to our joint venture partner upon the satisfaction of certain post closing obligations of our joint venture partner (and in all events on the first anniversary of the closing date). As of September 30, 2003, $0.2 million has been released to our joint venture partner. Our joint venture partner had continued to provide certain development services for a period of up to one year (or a lesser period as determined by us) for a monthly fee. Simultaneously with this transaction our joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

     On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead be placed in an escrow to be used to fund the estimated environmental remediation costs. This indemnification agreement has been further amended to provide that we will be responsible for the first $0.5 million of costs as further described in "Certain Relationships and Related Transactions."

    On April 14, 2003, we announced that our Board of Trustees had increased the size of the Board from six to eight members and elected Mr. Ray H. D'Ardenne and Mr. Daniel A. Lupiani to fill the newly created positions as independent Trustees.

    On April 17, 2003, Mr. Michael W. Reschke resigned from our Board of Trustees. In connection with his resignation, we agreed to pay Mr. Reschke his Trustee's salary for the entire second quarter of 2003, which equals $6,500. In addition, Governor James R. Thompson informed our Board that he had decided not to stand for reelection. His term of office expired on May 23, 2003, the date of our annual meeting of shareholders. Our Board of Trustees, therefore, reduced the size of the Board to six members.

    On April 30, 2003, several of our subsidiaries received a Notice of Assignment for the Benefit of Creditors from StrandTek International, Inc. ("StrandTek") dated April 24, 2003. StrandTek leases approximately 230,644 square feet of space at our East Chicago Enterprise Center and Chicago Enterprise Center properties, of which 189,328 square feet is leased pursuant to lease terms which expire on October 31, 2007. The remaining 41,316 square feet of leased space had month-to-month terms. On June 23, 2003 all of the assets of StrandTek were purchased by AIM, LLC and we have negotiated a new lease with AIM, LLC for 107,469 square feet at our Chicago Enterprise Center with a term which commenced on June 23, 2003 and which expires on June 30, 2010. We have also agreed to terminate Strandtek's lease for 81,859 square feet at our Chicago Enterprise Center effective July 31, 2003 in exchange for the right to acquire a two percent interest in AIM, LLC at our option at any time in the future for a purchase price of ten dollars. The month-to-month lease for 27,246 square feet at our Chicago Enterprise Center was terminated on July 31, 2003 and the month-to-month lease for 14,070 square feet at our East Chicago Enterprise Center was amended and subsequently assigned to AIM, LLC and expired on October 31, 2003.

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

    On June 18, 2003, we sold our National City Center property, a 767,181 square foot office building in Cleveland, Ohio, to an affiliate of our major tenant at the property, National City Corporation. The gross contract price for the sale, including a lease termination fee from an affiliate of the purchaser, was $80.0 million. During the fourth quarter of 2002, we recorded an asset impairment of $22.1 million related to this property. After reflecting this impairment, our sale of this property resulted in a gain of $1.2 million and is reflected in discontinued operations.

    We received net proceeds of $15.7 million, which included the return of real estate tax and capital expenditure escrows of $2.5 million, and was net of transaction costs, adjustments for prorations, repayment of the property's first mortgage debt of $63.7 million and payment of a loan exit fee of $1.0 million. We used $8.1 million of the net proceeds to pay down a portion of our mezzanine debt with Fleet National Bank. We used the remaining $7.6 million, plus $0.2 million of additional funds, to pay down one of the SCPG loans (including accrued interest of $1.7 million) and to pay an extension fee of $0.2 million to extend the maturity dates of both of the SCPG loans until January 12, 2004.

    On June 26, 2003, we purchased 30.3 acres of land located in Aurora, Illinois for a purchase price of $2.4 million pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. This fulfills our obligation under this contract.

    On July 17, 2003, we entered into a lease agreement with a tenant at an industrial property whereby the tenant has an option to purchase the property on December 31, 2009 for $4.1 million, by providing written notice to us by December 31, 2008.

    On August 4, 2003, we made a principal payment of $152,000 on the $5.7 million mortgage note payable secured by 100% of our ownership interest in the property at 1455 Sequoia Drive, Aurora, Illinois, and extended the maturity date of the principal balance of $5.6 million until May 31, 2004 for a fee of $19,000. In order to obtain the extension, we also funded an escrow account for $0.6 million to secure the payment of future tenant improvements.

    On September 24, 2003, we entered into a lease agreement with a tenant at an industrial property whereby the tenant has an option to purchase the property on February 1, 2008 for $1.5 million, by providing written notice to us by August 1, 2007.

11.     Asset Impairments

    For  the  three  and  nine  months  ended   September  30,  2003  and  2002,
respectively, we recorded the following provisions for asset impairments:


                                         Three Months Ended     Nine Months Ended
                                            September 30          September 30
                                       ---------------------------------------------
                                           2003       2002       2003      2002
                                       ---------------------------------------------
                                                  (dollars in thousands)

Property under development (1).........  $     -     $     -    $     -   $ 4,676
Investment in unconsolidated entity (2)        -           -          -       495
Property held for sale (3).............      900           -        900         -
                                       ---------------------------------------------
                                             900           -        900     5,171
Discontinued operations (4)............        -         230          -    34,430
                                       ---------------------------------------------
                                         $   900     $   230    $   900   $39,601
                                       =============================================



(1) During the period ended March 31, 2002, we abandoned various development projects and recorded asset impairments of $4.7 million.
(2) During the period ended March 31, 2002, we recorded an asset impairment of $0.5 million related to our investment in an unconsolidated entity. On August 23, 2002, we transferred our interest in this joint venture to the joint venture partner in this unconsolidated entity.
(3) During the third quarter of 2003, we entered into an agreement to admit a new 70% joint venture partner to our subsidiary that owns an office building, which subsequently closed in October 2003. (See Note 18 - Subsequent Events to our Consolidated Financial Statements for further discussion of this transaction). During the third quarter of 2003, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of transaction costs.
(4) Discontinued operations for 2002 include provisions for asset impairments of $33.6 million related to a portfolio of suburban office properties sold during the second quarter of 2002 and of $0.8 million related to a Tennessee office property sold during the fourth quarter of 2002. See Note 9 - Discontinued Operations to our Consolidated Financial Statements for a description of these asset impairments.

12.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands, except for per share amounts):



                                           Three Months Ended         Nine Months Ended
                                              September 30               September 30
                                        ------------------------- ---------------------------
                                            2003        2002          2003         2002
                                        ------------------------- ---------------------------
Numerator:
  (Loss) income from continuing
     operations before minority
     interests........................$    (4,696)  $      172    $   13,758    $    (3,767)
  Minority interests..................        804          967       (5,316)         6,428
  Net income allocated to preferred
     distributions....................     (2,250)       (2,450)      (6,750)        (9,029)
                                        ------------------------- ---------------------------
  (Loss) income before discontinued
     operations and loss on sales of
     real estate......................     (6,142)       (1,311)       1,692         (6,368)
  Discontinued operations, net of
     minority interests...............         16           533        2,672        (19,084)
  Loss on sales of real estate, net
     of minority interests............          -             -            -           (895)
                                        ------------------------- ---------------------------
  (Loss) income available to common
     shares...........................$    (6,126)  $      (778)  $    4,364    $   (26,347)
                                        ========================= ===========================

  Denominator:
  Weighted-average common shares...... 23,664,624    15,675,479   18,918,703     15,672,898
  Effect of dilutive securities:
      Employee stock options..........          -             -       12,403              -
      Nonvested employee stock grants.          -             -        5,898              -
                                        ------------------------- ---------------------------
  Adjusted weighted-average common
     shares and assumed conversions...   23,664,624  15,675,479   18,937,004     15,672,898
                                        ========================= ===========================

  Basic and diluted  earnings
     available to common shares per
     weighted-average common share:
  (Loss) income from continuing
     operations,  net of minority
     interests and the allocation of
     income to preferred shareholders.$    (0.26)   $   (0.08)   $      0.09  $      (0.40)
  Discontinued operations, net of
     minority interests...............         -         0.03           0.14         (1.22)
  Loss on sales of real estate, net
     of minority interests............         -            -              -         (0.06)
                                        ------------------------- ---------------------------
  Net (loss) income available per
     weighted-average common share of
     beneficial interest - basic and
     diluted..........................$    (0.26)   $   (0.05)    $     0.23  $      (1.68)
                                        ========================= ===========================



    Options to purchase 1,419,390 and 2,029,926 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended September 30, 2003 and 2002, respectively, because the effect would have been antidilutive. Options to purchase 1,630,655 and 2,146,424 of our common shares were excluded in the computation of diluted earnings available to common shares for the nine months ended September 30, 2003 and 2002, respectively, because the effect would have been antidilutive.

    We had nonvested stock grants of 5,898 and 15,666 shares outstanding during the three months ended September 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had nonvested stock grants of 22,567 shares outstanding during the nine months ended September 30, 2002, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    We had 3,076,586 and 11,057,485 weighted-average common units outstanding during the three months ended September 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had 7,822,507 and 10,974,591 weighted-average common units outstanding during the nine months ended September 30, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At September 30, 2003 and 2002, respectively, 3,076,586 and 7,085,039 limited partner common units were exchangeable for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange. In addition, at September 30, 2002, the 3,972,446 limited partner common units owned by Cadim Acquisition were exchangeable by us only for common shares on a one-for-one basis. See Note 10 - Recent Developments to our Consolidated Financial Statements for a description of the issuance of our common stock to Vornado PS and Cadim Acquisition in exchange for their respective common units in our Operating Partnership.

    We had 2,000,000 Series A Convertible Preferred Shares ("Series A Shares") outstanding through July 16, 2002, the date the Series A Shares were purchased by our Operating Partnership, which were not included in the computation of diluted earnings per share for the nine months ended September 30, 2002 because the conversion would have been antidilutive.

13.     Segment Reporting

    The following summarizes our historical segment operating results for the three and nine months ended September 30, 2003 and 2002:

                                             Three Months Ended September 30, 2003
                                         -----------------------------------------------
                                           Office    Industrial  Corporate    Total
                                         -----------------------------------------------
                                                     (dollars in thousands)

Revenue:
  Rental...............................  $  24,052   $  2,595   $       -  $  26,647
  Lease termination fees...............        139        227           -        366
  Tenant reimbursements................     15,031      1,247           -     16,278
  Other property revenues..............      1,028        169           -      1,197
  Services Company revenue.............          -          -       1,491      1,491
                                         -----------------------------------------------
Total revenue..........................     40,250      4,238       1,491     45,979
Expenses:
  Property operations..................     10,873      1,111           -     11,984
  Real estate taxes....................      8,678      1,018          25      9,721
  Depreciation and amortization........      7,955      1,350         401      9,706
  General and administrative...........          -          -       2,558      2,558
  Services Company expenses............          -          -       1,081      1,081
  Provision for asset impairment.......        900          -           -        900
  Strategic alternative costs..........          -          -           7          7
                                         -----------------------------------------------
Total expenses.........................     28,406      3,479       4,072     35,957
                                         -----------------------------------------------

Operating income (loss)................     11,844        759      (2,581)    10,022
Other income...........................         64          1         172        237
Interest:
  Expense..............................     (9,388)      (373)     (4,167)   (13,928)
  Amortization of deferred financing
  costs................................       (693)       (20)       (314)    (1,027)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............      1,827        367      (6,890)    (4,696)
Minority interests.....................        (20)       (43)        867        804
                                         -----------------------------------------------
Income (loss) from continuing operations     1,807        324      (6,023)    (3,892)
Discontinued operations, net of minority
  interests of $ (2)...................         16          -           -         16
                                         -----------------------------------------------

Net income (loss)......................      1,823        324      (6,023)    (3,876)
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................      7,930      1,348          87      9,365
  Amortization of costs for leases
    assumed............................        675          -           -        675
  Joint venture adjustments............        873          -           -        873
  Adjustment for discontinued operations         2          -           -          2
  Minority interests...................         20         43        (867)      (804)
                                         -----------------------------------------------
FFO (1)                                     11,323      1,715      (6,803)     6,235
  Income allocated to preferred
    shareholders....................             -          -      (2,250)    (2,250)
                                         -----------------------------------------------
FFO available to common share/unit
  holders..............................  $  11,323   $  1,715   $  (9,053) $   3,985
                                         ===============================================

(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including the related revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

                                             Three Months Ended September 30, 2002
                                         -----------------------------------------------
                                           Office    Industrial  Corporate    Total
                                         -----------------------------------------------
                                                     (dollars in thousands)

Revenue:
  Rental...............................  $   20,583 $    2,943  $        -  $  23,526
  Lease termination fees...............         686        869           -      1,555
  Tenant reimbursements................      12,836      1,391           -     14,227
  Other property revenues..............         960         62           -      1,022
  Services Company revenue.............           -          -       2,770      2,770
                                         -----------------------------------------------
Total revenue..........................      35,065      5,265       2,770     43,100
Expenses:
  Property operations..................      10,055        942           -     10,997
  Real estate taxes....................       7,871      1,295           -      9,166
  Depreciation and amortization........       5,847      1,364          81      7,292
  General and administrative...........           -          -       2,519      2,519
  Services Company expenses............           -          -       1,662      1,662
  Severance costs......................         112          -          63        175
  Strategic alternative costs..........           -          -         554        554
  Loss on tax indemnifications.........           -          -         189        189
                                         -----------------------------------------------
Total expenses.........................      23,885      3,601       5,068     32,554
                                         -----------------------------------------------

Operating income (loss)................      11,180      1,664      (2,298)    10,546
Other income...........................          78          -         415        493
Interest:
  Expense..............................      (7,686)      (428)     (1,820)    (9,934)
  Amortization of deferred financing           (414)       (36)       (483)      (933)
  costs................................
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............       3,158      1,200      (4,186)       172
Minority interests.....................        (768)      (451)      2,186        967
                                         -----------------------------------------------
Income (loss) from continuing operations      2,390        749      (2,000)     1,139
Discontinued operations, net of minority
  interests of $(322)..................         513         20           -        533
                                         -----------------------------------------------
Net income (loss)......................       2,903        769      (2,000)     1,672
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................       5,811      1,370          81      7,262
  Amortization of costs for leases
    assumed............................         250          -           -        250
  Joint venture adjustments............         846          -           -        846
  Adjustment for discontinued operations        943         22           -        965
  Adjustment for minority interests....         768        452      (2,187)      (967)
                                         -----------------------------------------------
FFO (1)                                      11,521      2,613      (4,106)    10,028
  Income allocated to preferred
    shareholders....................              -          -      (2,450)    (2,450)
                                         -----------------------------------------------
FFO available to common share/unit
  holders..............................  $   11,521 $    2,613  $   (6,556)  $  7,578
                                         ===============================================

(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including the related revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

    FFO and FFO available to common share/unit holders for the three months ended September 30, 2002 has been restated to include the provision for asset impairment of $0.2 million (included in discontinued operations) previously excluded from the computation of FFO and FFO available to common share/unit holders.

                                              Nine Months Ended September 30, 2003
                                         -----------------------------------------------
                                           Office    Industrial  Corporate    Total
                                         -----------------------------------------------
                                                     (dollars in thousands)

Revenue:
  Rental...............................   $  71,302  $   8,611  $        -  $  79,913
  Lease termination fees...............      31,365        227           -     31,592
  Tenant reimbursements................      42,491      3,777           -     46,268
  Other property revenues..............       3,263        467           -      3,730
  Services Company revenue.............           -          -       2,956      2,956
                                         -----------------------------------------------
Total revenue..........................     148,421     13,082       2,956    164,459
Expenses:
  Property operations..................      31,188      3,412           -     34,600
  Real estate taxes....................      27,289      3,019         173     30,481
  Depreciation and amortization........      23,709      4,208       1,234     29,151
  General and administrative...........           -          -       7,504      7,504
  Services Company expenses............           -          -       2,248      2,248
  Provision for asset impairment.......         900          -           -        900
  Strategic alternative costs..........           -          -         480        480
                                         -----------------------------------------------
Total expenses.........................      83,086     10,639      11,639    105,364
                                         -----------------------------------------------

Operating income (loss)................      65,335      2,443      (8,683)    59,095
Other income...........................         191          1       2,139      2,331
Interest:
  Expense..............................     (30,327)    (1,204)    (12,160)   (43,691)
  Amortization of deferred financing
  costs................................      (2,024)       (79)     (1,874)    (3,977)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............      33,175      1,161     (20,578)    13,758
Minority interests.....................     (12,178)      (344)      7,206     (5,316)
                                         -----------------------------------------------
Income (loss) from continuing operations     20,997        817     (13,372)     8,442
Discontinued operations, net of minority
  interests of $(1,103)................       2,672          -           -      2,672
                                         -----------------------------------------------
Net income (loss)......................      23,669        817     (13,372)    11,114
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................      23,634      4,206         261     28,101
  Amortization of costs for leases
    assumed............................       1,743          -           -      1,743
  Joint venture adjustments............       2,598          -           -      2,598
  Adjustment for discontinued operations        438          -           -        438
  Minority interests...................      12,178        344      (7,206)     5,316
                                         -----------------------------------------------
FFO (1)                                      64,260      5,367     (20,317)    49,310
  Income allocated to preferred
    shareholders.......................           -          -      (6,750)    (6,750)
                                         -----------------------------------------------
FFO available to common share/unit
  holders..............................   $  64,260  $   5,367  $  (27,067) $  42,560
                                         ===============================================

(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including the related revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

                                              Nine Months Ended September 30, 2002
                                         -----------------------------------------------
                                           Office    Industrial  Corporate    Total
                                         -----------------------------------------------
                                                     (dollars in thousands)

Revenue:
  Rental...............................  $   62,442 $    9,708  $        - $   72,150
  Lease termination fees...............       1,431        869           -      2,300
  Tenant reimbursements................      38,461      4,015           -     42,476
  Other property revenues..............       3,564        329           -      3,893
  Services Company revenue.............           -          -       5,530      5,530
                                         -----------------------------------------------
Total revenue..........................     105,898     14,291       5,530    126,349
Expenses:
  Property operations..................      29,859      3,559           -     33,418
  Real estate taxes....................      24,210      3,301           -     27,511
  Depreciation and amortization........      17,377      4,142         464     21,983
  General and administrative...........           -          -       6,964      6,964
  Services Company expenses............           -          -       3,671      3,671
  Provision for asset impairment.......           -          -       5,171      5,171
  Severance costs......................         112          -       2,042      2,154
  Strategic alternative costs..........           -          -       1,467      1,467
  Loss on tax indemnifications.........           -          -         189        189
                                         -----------------------------------------------
Total expenses.........................      71,558     11,002      19,968    102,528
                                         -----------------------------------------------

Operating income (loss)................      34,340      3,919     (14,438)    23,821
Other income...........................         254          1       1,485      1,740
Interest:
  Expense..............................     (22,932)    (1,291)     (2,796)   (27,019)
  Amortization of deferred financing
  costs................................      (1,225)      (135)       (949)    (2,309)
                                         -----------------------------------------------
Income (loss) from continuing operations
  before minority interests............      10,437      2,494     (16,698)    (3,767)
Minority interests.....................      (2,889)    (1,608)     10,925      6,428
                                         -----------------------------------------------
Income (loss) from continuing operations      7,548        886      (5,773)     2,661
Discontinued operations, net of minority
  interests of $13,344.................     (19,159)        75           -    (19,084)
                                         -----------------------------------------------
Net (loss) income before loss on sales
  of real estate.......................     (11,611)       961      (5,773)   (16,423)
Loss on sales of real estate, net of
  minority interest of $626............           -       (895)          -       (895)
                                         -----------------------------------------------
Net (loss) income......................     (11,611)        66      (5,773)   (17,318)
FFO adjustments (1):
  Real estate depreciation and
    amortization.......................      17,294      4,144         237     21,675
  Amortization of costs for leases
    assumed............................         570          -           -        570
  Joint venture adjustments............       2,533          -           -      2,533
  Adjustments for sales of operating
    properties.........................           -        687           -        687
  Adjustment for discontinued operations     (5,081)        77           -     (5,004)
  Adjustment for minority interests....       2,889      1,608     (10,925)    (6,428)
                                         -----------------------------------------------
FFO (1)                                       6,594      6,582     (16,461)    (3,285)
  Net income allocated to preferred
    shareholders....................              -          -      (9,029)    (9,029)
                                         -----------------------------------------------
FFO available to common
  share/unit holders...................  $    6,594 $    6,582  $  (25,490) $ (12,314)
                                         ===============================================


(1) Funds from Operations ("FFO") is a non-GAAP financial measure. Funds from Operations is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including the related revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

    FFO and FFO available to common share/unit holders for the nine months ended September 30, 2002 has been restated to include the provision for asset impairment of $34.4 million (included in discontinued operations) previously excluded from the computation of FFO and FFO available to common share/unit holders.


    The following summarizes our segment assets as of September 30, 2003 and December 31, 2002 and real estate expenditures for the nine months ended September, 2003 and 2002:

                                                September 30   December 31
                                                    2003           2002
                                               -------------------------------
                                                   (dollars in thousands)

Segment assets:
  Office....................................... $1,178,608      $1,241,425
  Industrial...................................    115,263         114,915
  Corporate....................................     33,816          50,676
                                               -------------------------------
Total consolidated assets...................... $1,327,687      $1,407,016
                                               ===============================

                                                        Nine Months
                                                     Ended September 30
                                               -------------------------------
                                                    2003           2002
                                               -------------------------------
                                                   (dollars in thousands)
Expenditures for real estate:
  Office.......................................$    49,802    $   88,913
  Industrial...................................      3,096         5,931
  Corporate....................................         66           948
                                               -------------------------------
Total expenditures for real estate.............$    52,964    $   95,792
                                               ===============================

14.     Investments in Unconsolidated Joint Ventures

    We have investments in two joint ventures which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    We own a 50% common interest in 77 West Wacker Drive, LLC ("77 LLC"), which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at September 30, 2003 and December 31, 2002 was a deficit investment of $2.3 million and $4.2 million (included in deficit investment in unconsolidated entity), respectively.

    The following table summarizes our share of various items:

                                    Three Months Ended         Nine Months Ended
                                       September 30               September 30
                                  ------------------------ ---------------------
                                     2003        2002          2003         2002
                                  ------------------------ ---------------------
                                                (dollars in thousands)

Operations (included in other
  income) (1).....................  $     85     $  189   $    1,828   $    785

Contributions made................         -      1,280            -      1,280
Distributions received............         -          -       (2,000)
                                                                           (900)
Unrealized gains (losses)
  (included in other
  comprehensive income)...........       915     (1,398)       2,038     (1,714)
Losses reclassified into earnings
  from comprehensive income.......        33         81          100        242

    (1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million.

     We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 386,048 square foot office building located in Phoenix, Arizona. Our interest at September 30, 2003 and December 31, 2002 was an equity investment of $1.3 million and $1.4 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations (included in other income) was approximately $63,000 and a deficit of $198,000 for the nine months ended September 30, 2003 and 2002, respectively, net of our share of distributions received of $0.2 million and $0.2 million for the nine months ended September 30, 2003 and 2002, respectively. Our share of the venture's operations for the three months ended September 30, 2003 and 2002 was approximately $46,000 and a deficit of $47,000, respectively.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. We plan to adopt Interpretation 46 in the fourth quarter of 2003 and do not believe that the adoption of this interpretation will have a material effect on our financial statements.

15.     Stock Based Compensation

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding our method of accounting for stock-based employee compensation for all interim periods. We account for our stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. Under our Share Incentive Plan (the "Plan"), the measurement date is the market price of the underlying shares on the day prior to the date of grant. We have not recorded any compensation expense as the market price differential between the date of grant and the measurement date was nominal.

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our stock compensation under the fair value method of that statement. Under the fair value method of SFAS 123, additional compensation expense for the three and nine months ended September 30, 2003 and 2002 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and nine months ended September 30, 2003 and 2002 related to options granted under APB 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):

                                    Three Months Ended         Nine Months Ended
                                       September 30               September 30
                                  ------------------------ ---------------------
                                     2003        2002          2003         2002
                                  ------------------------ ---------------------

Additional compensation expense
   that would have been
   recognized, net of minority
   interests...................... $     -    $   37      $      7     $     59
Impact per common share - basic
  and diluted.....................       -         -             -            -
Net (loss) income available to
  common shareholders............. $(6,126)   $ (815)     $  4,357     $(26,406)
Net (loss) income available per
  common share - basic and diluted $ (0.26)   $(0.05)     $   0.23     $  (1.68)

16.     Insurance

    In the regular course of our business, we maintain comprehensive liability and all-risk property insurance with respect to our properties. Prior to September 11, 2001, liability and property insurance policies generally did not expressly exclude coverage for terrorism; provided, however, coverage was generally excluded for acts of war, military action, nuclear hazards and other standard insurance exclusions.

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

    Our Primary Property Policy and Excess Property Policies include coverage for flood and earthquake losses. In certain instances our policy sub-limits for these losses may be less than the value of specific properties. Our properties are not generally located in geographical areas typically subject to flood or earthquake losses. However, we may be at risk of financial losses resulting from losses that exceed these policy sub-limits.

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

17.  Commitments and Contingencies

    On August 29, 2002, 180 Acquisition Company, LLC ("180 Acquisition") filed a complaint (the "Complaint") against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois (the "180 Interests"), and Jeffrey A. Patterson, our President and Chief Investment Officer. The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois.

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

    All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the state in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at September 30, 2003 and December 31,
2002). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant and a former tenant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties to recover the costs of certain environmental remedial action plans. This indemnification agreement has been amended to provide that we will be responsible for the first $0.5 million of costs as further described in "Certain Relationships and Related Transactions."

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

    In November 2001, at the request of the Department of the Army of the United States of America (the "DOA"), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium at 280 Shuman Boulevard in Naperville, Illinois (the "Atrium"). The DOA informed us that the property was located north of a former Nike Missile Base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene ("TCE") emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium, and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised us that the United States Environmental Protection Agency (the "EPA") has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA's position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.

    Our Operating Partnership entered into a tax indemnification agreement with certain principals affiliated with one of our former executive officers which contributed properties to us during our initial public offering ("IBD Contributors") pursuant to which our Operating Partnership is required to indemnify the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the IBD Contributors for certain income tax liabilities based on income or gain which the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the IBD
Contributors receiving the indemnity payment on a net, after-tax basis. The percentage of the tax liabilities which our Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at September 30, 2003 is $3.5 million.

    Our Operating Partnership also entered into a tax indemnification agreement with certain principals affiliated with Mr. Nardi, the Chairman of our Board of Trustees, who contributed properties to us during our initial public offering ("NAC Contributors"), pursuant to which our Operating Partnership is required to indemnify the NAC Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the NAC Contributors for certain tax liabilities based on income or a gain which the NAC Contributors are required to include in their gross income for federal, applicable state and certain local income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payment on a net, after tax basis. The percentage of the tax liabilities which our Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under this indemnity at September 30, 2003 is $9.8 million.

    PGI has entered into agreements with our Operating Partnership pursuant to which PGI has agreed to indemnify our Operating Partnership for any amounts paid by our Operating Partnership to the IBD Contributors or the NAC Contributors pursuant to the agreements; provided, that PGI is liable to our Operating Partnership for the amounts only to the extent that our Operating Partnership used its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

     On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400.0 million (but more than $200.0 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200.0 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100.0 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200.0 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200.0 million, the Principals may acquire the general partnership interest in the limited partnership which owns the property for a nominal amount and be able to prevent the Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate our maximum possible exposure at September 30, 2003 is $57.1 million.

    On November 10, 1999, one of our unconsolidated real estate joint ventures which owns the 77 West Wacker Drive property, entered into an interest rate collar agreement with a financial institution for the period from October 1, 2002 through September 30, 2004 for an original notional amount of $157.5 million ($152.5 million at September 30, 2003). The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $152.5 million collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $20.0 million. Our joint venture partner is the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner our fifty percent share of any amount paid.

    In order to obtain the certain covenant modifications needed to consummate the SCPG transaction, we agreed with the Bank One Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of the Citadel Reimbursement Obligations (as defined in Note 10 - Recent Developments to these Consolidated Financial Statements). We agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We pre-funded $4.0 million of these costs into the escrow to be applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Center mezzanine loan with the proceeds of a $75.0 million loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel
Reimbursement Obligations. Prior to the closing of the new mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we made additional monthly deposits of $2.3 million into the New Citadel Escrow during the second quarter of 2003 and were required to make monthly deposits of $0.8 million through and including January 2004. On June 30, 2003, based upon Citadel's occupancy at Bank One Center, the construction lender deposited into the New Citadel Escrow a $0.5 million leasing commission due and payable to us in connection with the Citadel lease. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow were to be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. The $0.8 million monthly deposit was subject to adjustment as the Citadel space at One North Wacker Drive is subleased. In connection with the refinancing of Bank One Center in conjunction with our sale of a partial interest in the property to a joint venture partner on October 8, 2003, we refinanced the property (See "Subsequent Events" for a further description.) As a result of the refinancing the New Citadel Escrow was released. However, under our agreement with our joint venture partner, we established an escrow at the closing of the joint venture transaction in the amount of $14.6 million, of which $1.7 million was returned to us after closing. This represents base rent and an estimate of operating expenses and real estate taxes associated with the space and period covered by the Citadel Reimbursement Obligations which we have not yet sublet. The $12.9 million of cash in escrow may be sufficient to pay estimated remaining leasing costs and the current projected cash shortfall over the life of the One North Wacker Drive. However, we can give no assurances that future additional monthly deposits will not be required.

    Through October 2003, we have executed subleases at One North Wacker Drive totaling 158,350 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease. In addition, in connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.9 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $0.4 million which reduced our gross rental obligation on the remaining lease to $2.2 million. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    Liabilities for leases assumed at September 30, 2003 includes $9.9 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $20.6 million after actual and estimated future subleasing, net of payments we made through September 30, 2003 on these obligations of $10.7 million.

    On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of September 30, 2003, this lease has a remaining estimated gross rental obligation of approximately $3.4 million. On February 14, 2003, we leased the space for the remainder of the lease term. We have approximately $2.2 million in liabilities for leases assumed at September 30, 2003, representing an estimate of our net liability related to this obligation.

    During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross rental obligation at September 30, 2003 is approximately $8.6 million. During 2002, we re-leased one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero and we recorded a loss on the sale of real estate of $1.3 million in 2002. At September 30, 2003, we have approximately $2.7 million in liabilities for leases assumed, representing our estimate of the net liability anticipated related to this obligation.

    Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. As of June, 2003, we had deposited $2.0 million and were also required to make an additional deposit of approximately $2.0 million into the cash collateral escrow during the third quarter of 2003. This additional deposit was made on July 18, 2003. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the Future Lease Value and agreed that the amount of the cash collateral escrow would be equal to the greater of (i) the difference between $25.2 million and the Future Lease Value, or (ii) $4.0 million. As of September 30, 2003, we had a total of $4.0 million on deposit in the cash collateral escrow.

    Our East Chicago Enterprise Center, Chicago Enterprise Center, Arlington Heights Enterprise Center and Hammond Enterprise Center properties, serve as collateral for our bonds payable. The Future Lease Value calculation under the letter of credit facility is defined as the annualized Net Operating Income, as defined in the loan documents, as of said determination date, reduced by the greater of (i) 70% of the annualized base rent as of said determination date for each lease scheduled to terminate any time on or before January 2, 2007; or,
(ii) 70% of the annualized base rent as of said determination date for each lease scheduled to terminate within 36 months from said determination date; divided by the Amortization Constant, as defined. Consequently, if leases expire and are not renewed or in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which is not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material.

    Dividends on our 9% Series B Cumulative Redeemable Preferred Shares are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No dividend has been declared or paid for the fourth quarter of 2002 or the first, second or third quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $9.0 million.
The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

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

    The 1999 Transaction was structured in a conventional manner with the advice of our legal and accounting tax advisors. We believe, based upon advice from our outside counsel and tax advisors, that the Service's position is without merit and is based on a misinterpretation of the law. We disagree with the proposed adjustments set forth in the Service's preliminary reports and intend to seek administrative relief by appealing the findings of the preliminary reports (or any final examination reports issued in this matter) to the Appeals Office of the Service. We intend to vigorously challenge any proposed adjustments that cannot be resolved. At this time, we are not able to determine or to predict with any degree of certainty whether the issues will be agreed and resolved. It is possible that the issues will be the subject of a final administrative notice asserting liability, which would likely result in us filing a petition or complaint for relief in either the United States Tax Court, the United States Court of Federal Claims, or a United States District Court. We have not recorded a liability related to this matter. We received a "60-day letter" from the Service dated June 19, 2003, which stated that we had 60 days to file a protest of the Service's position. We then sent protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. No further response has been received from the IRS at this time.

18.     Subsequent Events

    On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary (the "Venture") that owns the Bank One Center office building located at 131 South Dearborn Street, Chicago, Illinois (the "Property"). Commencing on October 8, 2003, we began accounting for our investment in this joint venture under the equity method of accounting. The new joint venture partner is an affiliate of Estein & Associates USA, Ltd. of Orlando, Florida (together with its affiliates, the "JV Partner").

    Our affiliate will manage and lease the Property pursuant to a management and leasing agreement that was entered into at the closing of the transaction. Our affiliate will earn management fees in an amount equal to two percent (2%) of monthly Gross Revenues, as defined, until the Property achieves a ninety percent (90%) leased threshold at which time the management fees earned will increase to and remain at two and one-half percent (2.5%). Our JV Partner has the right to replace our affiliate as the leasing agent of Bank One Center upon thirty days written notice if the office space of the property is not 80% leased, as defined, by October 8, 2005.

    At the closing, the JV Partner made a cash contribution to the Venture of $106.4 million (which includes $1.4 million retained by the Venture as working capital) in exchange for 70% of the membership interests in the Venture. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by the JV Partner and distributed to us when the Venture leases an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003 (the "Leasing Earnout"). Upon closing, the Venture distributed $105.0 million to us of the initial cash contribution made by the JV Partner.

    After closing prorations and funding certain required closing escrows and costs, we received approximately $71.2 million in net proceeds from the transaction, $42.7 million of which we used to repay in full our outstanding indebtedness to SCPG, including accrued interest, and the remainder of which we have retained for working capital.

    The Venture also simultaneously closed on a new $270.0 million mortgage loan with Landesbank Hessen-Thuringen Girozentrale ("Helaba Bank") having the Venture as the borrower (the "New Loan"), $247.5 million of which was funded at closing and was principally used to repay in full the existing construction and mezzanine indebtedness encumbering the Property, and a $2.7 million in yield maintenance to the mezzanine lender. The $22.5 million balance of the New Loan may be funded post-closing to pay for tenant improvement costs under future leases at the Property (the "TI Amount").

    The New Loan bears interest at a fixed rate of 5.47% per year, except that the TI Amount when and as funded will bear interest at a floating rate of one or three month LIBOR plus 1.2%. The Venture will have the right to fix the interest rate on the TI Amount as funded in $5.0 million increments, at an interest rate equal to Helaba Bank's then-current cost of funds plus 1.2%.

    The New Loan, having a term of 7 years, requires quarterly interest only payments payable in arrears for the first two years of the loan term and then payments of principal and interest pursuant to a 30-year amortization schedule. The Venture paid Helaba Bank a 0.5% arrangement fee on the entire loan amount at closing, and is obligated to pay a $50,000 agency fee each year.

     The New Loan documents provide that if the debt service coverage ratio of the Property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the New Loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the Property falls below 1.30, then the excess net cash flow from the Property will be deposited into an interest bearing escrow account with Helaba Bank until the debt service coverage ratio test of 1.30 is met.

    The JV Partner is the administrative member of the Venture, and we have approval rights over major decisions. At closing, we received a credit to our invested capital account in the Venture in the amount of $45.6 million (which includes a $600,000 cash contribution we made which has been retained by the Venture as working capital), representing 30% of the total invested capital of the Venture. We will also receive a credit to our invested capital account, upon the satisfaction of the Leasing Earnout, of an additional $4.2 million. We have recorded our equity investment at our carryover basis of $43.4 million.

    The JV Partner is entitled to receive out of available annual cash flow, an annual 10% non-cumulative, non-compounded preferred return on its invested capital, after which we will receive an annual 10% non-cumulative, non-compounded return on our capital. Any remaining annual cash flow will be paid 50% to us and 50% to the JV Partner. The JV Partner will also be entitled to receive a monthly administrative fee of $50,000.

     Our future equity in the earnings (loss) from this joint venture will be determined based upon the distribution of available cash flow. To the extent that distributable cash flow exceeds 10% of the JV Partner's invested capital in any year, earnings equal to this amount will first be allocated to our JV Partner. If earnings exceed the return to our partner, we will record 100% of the excess up to 10% return on our capital. Thereafter, earnings will be allocated 50% to us and 50% to our partner. To the extent net income from the operations of the joint venture is less than the amount distributed to our JV Partner, we will record a corresponding loss to the extent of any difference.

    In the event of any sale or future refinancing of the Property, our JV Partner will receive a 10% non-cumulative, non-compounded preferred return on its invested capital for the year in which the sale or refinancing occurs and the return of its invested capital prior to the payment to us of our 10% return for that year and our capital. Any remaining net sale or refinancing proceeds will be paid 50% to us and 50% to our JV Partner. The payment of our management fees may be deferred to the extent that available cash flow is insufficient to pay our JV Partner its annual 10% preferred return at any time during a subordination period between October 8, 2003 and December 31, 2004. Any deferred management fees from the subordination period remaining after December 31, 2004 will be payable to us solely from available sale or refinancing proceeds prior to the return of invested capital to either party.

    We have an option to purchase the JV Partner's interest in the Venture on the date that is ninety (90) days prior to the maturity of the New Loan. The purchase price for the JV Partner's membership interest shall be equal to the greater of (a) the value of the JV Partner's interest in the Venture determined based upon a deemed sale of the Property at a value (the "Deemed Property Value") calculated using the pro forma net operating income of the Property for a twelve month period divided by a capitalization rate of 8.5%, less the actual amount of all unpaid tenant improvement allowances and rental allowances for any leases of the Property, or (b) an amount that must be received by the JV Partner to return to the JV Partner its invested capital, plus a return of 12.5% compounded annually, taking into account all prior distributions.

    In the event we do not exercise our purchase option, the JV Partner may elect to purchase our interest in the Venture on the date that is sixty (60) days prior to the maturity of the New Loan. The purchase price for our interest shall be equal to the value of our interest in the Venture based upon a deemed sale of the Property at the Deemed Property Value.

      On October 10, 2003 we sent a letter to Louis G. Conforti, our Co-President and Chief Financial Officer, terminating his employment agreement under the provision of the agreement providing for termination without cause. On October 17, 2003, we and Mr. Conforti entered into an agreement regarding separation and release pursuant to which, in exchange for a full release from Mr. Conforti, Mr. Conforti received payments accelerated by approximately thirty
(30) days and in accordance with the terms of his employment agreement, for (a) his severance of $560,000, (b) a pro-rata bonus of $140,712, (c) 30 days of base salary compensation and (d) five weeks of accrued vacation.

      On October 24, 2003, our unconsolidated joint venture that owns an office building located at 77 West Wacker Drive refinanced its existing $152.5 million first mortgage loan payable on the property with the proceeds of a new $166.0 million first mortgage loan. The new loan bears interest at a fixed rate of 5.70% and matures on November 1, 2013. The loan requires monthly payments of interest only for the first two years of the loan term and requires monthly payments of principal and interest thereafter based on a 30 year amortization schedule. As a result of the debt refinancing, the interest rate collar agreement associated with the former floating rate indebtedness was de-designated as a hedging instrument and is not longer accounted for as a hedge of the entities interest rate risk. The interest rate collar agreement related to the refinanced $152.5 million first mortgage loan payable remains in force through September 30, 2004. See Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

      The new loan required $0.3 million at closing and an additional $0.2 million per year to be deposited into an escrow for maintenance and repairs at the property. In addition, the loan created a rollover reserve account for future leasing costs which the joint venture deposited $8.65 million at closing and is required to deposit an additional $0.1 million per month thereafter, provided, however, in no event will the amount in the rollover reserve be required to exceed $19.7 million. In the event certain tenants do not renew their leases by certain dates or the relevant space is not released, additional escrow deposits will be required. After the joint venture paid its outstanding preferred return to our partner, we and our partner each received a cash distribution of $2.4 million from the venture out of loan proceeds.

      On October 29, 2003, we hired Richard M. FitzPatrick as our Chief Financial Officer and concurrently entered into an employment contract with him.

      On October 31, 2003, we amended a $4.1 million mortgage loan collateralized by our property located at 200 South Mitchell Court, Addison, Illinois, and guaranteed by our Operating Partnership. Under the amendment, the maturity date of the loan was extended for two years through to September 1, 2005 for a fee of $40,000. In addition, the financial covenant requirements in the guaranty were eliminated.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 13 office properties, containing an aggregate of 5.5 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. In addition, we own 232.4 acres of developable land and joint venture interests in three office properties (including Bank One Center) containing an aggregate of 2.8 million rentable square feet.

    All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue (excluding discontinued operations). One of the joint venture properties is located in Arizona.

    Our income is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in the in our portfolio.

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

Impact of Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. We plan to adopt Interpretation 46 in the fourth quarter of 2003 and do not believe that the adoption of this interpretation will have a material effect on our financial statements.

    In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 generally requires liability classification of mandatorily redeemable financial instruments, including minority interests in limited life subsidiaries. The liability for the mandatorily redeemable financial instruments should be recorded at fair value. Any difference between fair value and the redemption or settlement amount would be accreted through interest expense. In October 2003, the FASB decided to indefinitely delay the effective date of the provisions of FAS 150 related to finite life entities and also indicated that it may modify other guidance in FAS 150. In its original form, we did not anticipate FAS 150 having any effect on our financial statements. However, that assessment may change if the FASB modifies the guidance in FAS 150.

Results of Operations

Comparison of the three months ended September 30, 2003 to September 30, 2002

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 13 Office Properties and 30 Industrial Properties acquired or placed in service on or prior to January 1, 2002 for the three months ended September 30, 2003 and 2002. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes and other property operating costs.



                                          Total Portfolio                           Same Store Portfolio
                             -------------------------------------------   ----------------------------------------
                                                       $          %                                 $         %
(Dollars in thousands)         2003       2002      Change     Change        2003      2002      Change    Change
---------------------------- ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues            $ 44,122   $ 38,775   $  5,347      13.8%     $ 33,198  $ 38,953   $(5,755)    (14.8)%
Lease termination fees            366      1,555     (1,189)    (76.5)          366     1,555    (1,189)    (76.5)
Services Company revenues       1,491      2,770     (1,279)    (46.2)            -         -         -         -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                45,979     43,100      2,879       6.7        33,565    40,508    (6,943)    (17.1)

Property operating expenses    21,705     20,163      1,542       7.6        18,399    20,242    (1,843)     (9.1)
Depreciation and amortization   9,706      7,292      2,414      33.1         7,000     7,211      (211)     (2.9)
General and administrative      2,558      2,519         39       1.5             -         -         -         -
Services Company expenses       1,081      1,662       (581)    (35.0)            -         -         -         -
Provision for asset
  impairment900                     -        900       -               -         -         -         -
Severance costs                     -        175       (175)   (100.0)            -         -         -         -
Strategic alternative costs         7        554       (547)    (98.7)            -         -         -         -
Other expense                       -        189       (189)   (100.0)            -         -         -         -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                35,957     32,554      3,403      10.5        25,399    27,453     (2,054)    (7.5)
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Operating income               10,022     10,546       (524)     (5.0)        8,165    13,055     (4,890)   (37.5)
Other income                      237        493       (256)    (51.9)            -         -         -         -
Interest:
 Expense                      (13,928)    (9,934)    (3,994)    (40.2)       (7,337)   (8,206)       869     10.6
 Amortization of deferred
   financing costs             (1,027)      (933)       (94)    (10.1)         (559)     (451)      (108)   (23.9)
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
(Loss) income from continuing
  operations before minority
  interests                   (4,696)       172     (4,868)  (2,830.2)    $    269  $  4,398   $ (4,129)   (93.9)%
                                                                           ========= ========== ========== ========
Minority interests                804        967       (163)    (16.9)
                             ---------- ---------- ---------- ----------
(Loss) income from continuing
  operations                   (3,892)     1,139     (5,031)   (441.7)
Discontinued operations, net
of minority interests              16        533       (517)    (97.0)
                             ---------- ---------- ---------- ----------
Net (loss) income            $ (3,876)  $  1,672   $ (5,548)   (331.8)%
                             ========== ========== ========== ==========


    Property Revenues. The increase in property revenues in the total portfolio was primarily due to an additional $11.1 million of revenues generated from Bank One Center being placed in service as of November 1, 2002, offset by $4.2 million of revenues lost as a result of the February 2003 lease termination by Arthur Andersen at two office properties, $0.9 million of revenues lost due to the expiration of leases at various office properties and $0.4 million of revenues lost due to the early termination of a lease at an industrial property. In addition, property revenues also decreased $0.3 million due to a $0.6 million decrease in our estimate of the 2002 real estate taxes.

    The decrease in property revenues in the same store portfolio resulted primarily from the Arthur Andersen lease termination in February 2003, which represented $4.2 million, or approximately 10.8%, of our total property revenues for the three months ended September 30, 2002, in addition to $0.9 million of revenues lost due to the expiration of leases at various office properties and $0.4 million due to the early termination of a lease at an industrial property. In addition, property revenues also decreased $0.3 million due to a $0.6 million decrease in our estimate of the 2002 real estate taxes.

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

    Lease Termination Fees. The decrease in lease termination fees was primarily due to the 2002 terminations of one lease at a Chicago office property and one lease at a suburban Chicago industrial property. These lease termination fees represented approximately 3.6% of our total revenue for the three months ended September 30, 2002.

    Services Company Revenues. The $1.3 million decrease in Services Company revenues during 2003 was primarily due to decreased development/build to suit income of $2.2 million due to the Services Company providing fewer development services in 2003 offset by an increase in tenant related service income, commission income and third party management contracts of $0.9 million.

    Property Operating Expenses. The increase in property operating expenses in the total portfolio was primarily due to the inclusion of Bank One Center's operations totaling $3.3 million as a result of the property being placed in service as of November 1, 2002, offset by a $0.6 million decrease in the 2002 real estate taxes primarily due to a decrease in the assessed valuation of our Chicago office properties, a $0.4 million decrease in administrative costs due to staffing reductions, a $0.3 million decrease in operating expenses resulting from the February 2003 termination of Arthur Andersen's lease at two Chicago office properties, a $0.2 million decrease in utilities due to favorable weather conditions in 2003 and a $0.2 million decrease in real estate taxes due to an increase in our estimate of the 2001 real estate taxes in 2002.

    The decrease in property operating expenses in the same store portfolio was primarily due to a $0.6 million decrease in the 2002 real estate taxes primarily due to a decrease in the assessed valuation of our Chicago office properties, a $0.4 million decrease in administrative costs due to staffing reductions, a $0.3 million decrease in operating expenses resulting from the termination of Arthur Andersen's lease at two Chicago office properties, a $0.2 million decrease in utilities due to favorable weather conditions in 2003 and a $0.2 million decrease in real estate taxes due to an increase in our estimate of the 2001 real estate taxes in 2002.

    Depreciation and Amortization. The increase in depreciation and amortization in the total portfolio in 2003 was primarily attributable to $2.3 million of depreciation and amortization, representing an entire quarter of depreciation and amortization related to Bank One Center, which was placed into service as of November 1, 2002.

    Services Company Expenses. The $0.6 million decrease in the Services Company's operating expenses was primarily due to the Services Company providing fewer build to suit development services in 2003.

    Provision for Asset Impairment. Provision for asset impairment represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to current estimated fair value. In 2003, we recorded a $0.9 million asset impairment related to Bank One Center, which was held for sale at September 30, 2003, based upon the anticipated loss upon sale of the property. We had no asset impairments for the three months ended September 30, 2002. See Note 11 - Asset Impairments to our Consolidated Financial Statements.

    Severance Costs. For the three months ended September 30, 2002, we recorded $0.2 million of severance costs resulting from a reduction of corporate management and support staff.

    Strategic Alternative Costs. These costs consist primarily of professional fees. For the three months ended September 30, 2003 compared to 2002, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

    Other Income. The decrease in other income of $0.3 million for the third quarter of 2003 compared to the third quarter of 2002 was primarily due to a decrease in interest income earned on restricted cash.

    Interest Expense. The increase in interest expense of $4.0 million in the total portfolio was primarily due to a $6.9 million decrease in capitalized interest from $7.8 million in the third quarter of 2002 to $0.9 million in the third quarter of 2003 as a result of placing Bank One Center in service in the fourth quarter of 2002. This increase was partially offset by a decrease in interest expense during the three months ended September 30, 2003 of $2.9 million due primarily to lower LIBOR rates on our variable rate indebtedness and the refinancing of IBM Plaza.

    The decrease in interest expense of $0.9 million in the same store portfolio resulted primarily from a decrease in interest expense of $1.9 million due to lower interest rates and the refinancing of IBM Plaza office property offset by a $1.0 million decrease in interest on operating property debt which is required to be capitalized to the extent of our equity in various properties under development.

    Discontinued Operations. Discontinued operations reflect net income (including provision for asset impairment, if any) and gain/(loss) on sales of real estate for operating properties sold or held for sale. Discontinued operations for 2003 include the operating results for National City Center, which was sold in June 2003. Accordingly, there was nominal activity for the three months ended September 30, 2003. Discontinued operations for 2002 include the operating results for National City Center and various properties sold in 2002. For the three months ended September 30, 2002, discontinued operations, net of minority interests of $0.3 million, was income of $0.5 million. This amount included income from the properties described above of $1.0 million, a provision for asset impairment of $0.2 million, and a net gain on sales of real estate of $0.1 million. See Note 9 - Discontinued Operations and Note 11 - Asset Impairments to our Consolidated Financial Statements for further discussion.

     Bank One Center Transaction. For the three months ended September 30, 2003, our consolidated financial statements reflected Bank One Center's operating results including property revenues of $11.1 million, property operating expenses of $3.3 million, depreciation and amortization of $2.3 million, a $0.9 million provision for asset impairment, interest expense of $3.9 million and amortization of deferred financing costs of $0.2 million. These results are net of the capitalization of certain expenses including interest expense of $0.9 million, amortization of deferred financing costs of $0.2 million and property operating expenses of $0.9 million. These costs will not be capitalized by the joint venture in the future.

     We will record our portion of income or loss from the joint venture in the future on the equity method consistent with the method of cash distributions under the joint venture agreement. See Note 18 - Subsequent Events to our Consolidated Financial Statements for further discussion.

Results of Operations

Comparison of the nine months ended September 30, 2003 to September 30, 2002

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 13 Office Properties and 30 Industrial Properties acquired or placed in service on or prior to January 1, 2002 for the nine months ended September 30, 2003 and 2002. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes and other property operating costs.

                                         Total Portfolio                          Same Store Portfolio
                             -----------------------------------------   ----------------------------------------
                                                       $         %                                $         %
(Dollars in thousands)         2003       2002      Change    Change       2003      2002     Change     Change
---------------------------- ---------- ---------- ---------- --------   --------- ---------- ---------- --------
Property revenues           $129,911    $118,519   $ 11,392       9.6%   $ 103,594 $  118,960 $ (15,362)   (12.9)%
Lease termination fees        31,592       2,300     29,292   1,273.6       31,592      2,300    29,292  1,273.6
Services Company revenues      2,956       5,530     (2,574)    (46.5)           -          -         -        -
                             ---------- ---------- ---------- --------   --------- ---------- ---------- --------
 Total revenues              164,459     126,349     38,110      30.2      135,186    121,260    13,930     11.5

Property operating expenses   65,081      60,929      4,152       6.8       56,613     60,924    (4,311)    (7.1)
Depreciation and amortization 29,151      21,983      7,168      32.6       22,046     21,519       527      2.4
General and administrative     7,504       6,964        540       7.8            -          -         -        -
Services Company expenses      2,248       3,671     (1,423)    (38.8)           -          -         -        -
Provision for asset              900       5,171     (4,271)    (82.6)           -          -         -        -
   impairment
Severance costs                    -       2,154     (2,154)   (100.0)           -          -         -        -
Strategic alternative costs      480       1,467       (987)    (67.3)           -          -         -        -
Other expense                      -         189       (189)   (100.0)           -          -         -        -
                             ---------- ---------- ---------- --------   --------- ---------- ---------- --------
 Total expenses              105,364     102,528      2,836       2.8       78,659     82,443    (3,784)    (4.6)
                             ---------- ---------- ---------- --------   --------- ---------- ---------- --------
Operating income              59,095      23,821     35,274     148.1       56,527     38,817    17,710     45.6
Other income                   2,331       1,740        591      34.0            -          -         -        -
Interest:
 Expense                     (43,691)    (27,019)   (16,672)    (61.7)     (22,797)   (24,418)    1,621      6.6
 Amortization of deferred
   financing costs            (3,977)     (2,309)    (1,668)    (72.2)   $  (1,783)    (1,360)     (423)   (31.1)
                             ---------- ---------- ---------- --------   --------- ---------- ---------- --------

Income (loss) from continuing
  operations before minority
   interests                  13,758      (3,767)    17,525     465.2    $  31,947 $   13,309 $  18,908    145.0%
                                                                         ========= ========== ========== ========
Minority interests            (5,316)      6,428    (11,744)   (182.7)
                             ---------- ---------- ---------- --------
Income from continuing
  operations                   8,442       2,661      5,781     217.2
Discontinued operations, net
  of minority interests        2,672     (19,084)    21,756     114.0
                             ---------- ---------- ---------- --------
Income (loss) before loss
  on sales of real estate     11,114     (16,423)    27,537     167.7
Loss on sales of real estate,
  net of minority interests        -        (895)       895     100.0
                             ---------- ---------- ---------- --------
Net income (loss)           $ 11,114    $(17,318)  $ 28,432     164.2%
                             ========== ========== ========== ========

    Property Revenues. The increase in property revenues in the total portfolio was primarily due to an additional $26.9 million of revenues generated from Bank One Center being placed in service as of November 1, 2002 and an additional $0.8 million due to the commencement of leases at various office properties, offset by $11.3 million of revenues lost as a result of the lease termination by Arthur Andersen in February 2003 at two office properties, $2.8 million due to the expiration of leases at various office properties, $1.1 million due to the bankruptcy of leases at four industrial properties and $0.5 million due to the early termination of a lease at two industrial properties. In addition, property revenues also decreased $0.4 million due to a $0.6 million decrease in our estimate of the 2002 real estate taxes and $0.2 million due to the amortization of an assumed lease liability corresponding to a lease at a suburban office property.

      The decrease in property revenues in the same store portfolio resulted primarily from the Arthur Andersen termination, which accounted for $11.3 million of the total. In addition, other decreases included $2.8 million due to the expiration of leases at various office properties, $1.1 million due to the bankruptcy of leases at four industrial properties and $0.5 million due to the early termination of a lease at two industrial properties. Property revenues also decreased $0.4 million due to a $0.6 million decrease in our estimate of the 2002 real estate taxes and $0.2 million due to the amortization of an assumed lease liability corresponding to a lease at a suburban office property. These were offset by a $0.8 million increase due to the commencement of leases at various office properties.

    Property revenues attributable to Arthur Andersen represented $11.3 million, or approximately 9.5%, of our total property revenues for the nine months ended September 30, 2002. Loss of rental income from the properties formerly occupied by Arthur Andersen is expected to have a material unfavorable impact on our rental revenues during the remainder of 2003 and, subject to our ability to re-lease the vacant space and begin collecting rent from new tenants, beyond 2003.

    Lease Termination Fees. The increase in lease termination fees was primarily due to the February 2003 termination of Arthur Andersen's lease at two Chicago office properties, which resulted in $29.7 million of revenue after deducting outstanding receivables including deferred rent receivable. In addition, we received a real estate tax refund for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished their right to these funds. Lease termination fees represented approximately 19.2% of our total revenue for the nine months ended September 30, 2003.

    Services Company Revenues. The $2.6 million decrease in Services Company revenues during 2003 was primarily due to decreased build to suit development activity.

    Property Operating Expenses. The increase in property operating expenses in the total portfolio was primarily due to the inclusion of Bank One Center's operating expenses for an entire quarter, totaling $8.3 million, as a result of the property being placed in service as of November 1, 2002, net of amounts capitalized relating to vacant space, and a $0.5 million increase in percentage ground rent associated with the receipt of $32.4 million of lease termination fees from Arthur Andersen. These were offset by a $1.1 million decrease in administrative costs due to staffing reductions, a $1.0 million decrease in operating expenses resulting from the February 2003 termination of Arthur Andersen's leases at two Chicago office properties, a $0.6 million decrease of the 2002 real estate taxes primarily due to a decrease in the assessed valuation of our Chicago office properties, a $0.4 million decrease in utilities due to favorable weather conditions in 2003, a $0.4 million decrease in real estate taxes due to an increase of the 2001 real estate taxes payable in 2002 primarily due to an increase in the tax rate of two industrial properties, a $0.2 million decrease in real estate taxes due to a refund being received for a Chicago office property relating to 1999 and a $0.2 million decrease due to less repairs and maintenance being required in 2003. In addition, a $0.8 million increase in real estate taxes, included in the results for the quarter ended March 31, 2002, which resulted from a change in the assessed valuation of a Chicago property, also partially offset the increase in other property operating expenses.

    The decrease in property operating expenses in the same store portfolio was primarily due to a $1.1 million decrease in administrative costs as a result of staffing reductions, a $1.0 million decrease in operating expenses resulting from the termination of Arthur Andersen's leases at two Chicago office properties, a $0.6 million decrease of the 2002 real estate taxes primarily due to a decrease in the assessed valuation of our Chicago office properties, a $0.4 million decrease in utilities due to favorable weather conditions in 2003, a $0.4 million decrease in real estate taxes due to an increase of the 2001 real estate taxes in 2002 primarily due to an increase in the tax rate of two industrial properties, a $0.2 million decrease in real estate taxes due to a refund being received for a Chicago office property relating to 1999 and a $0.2 million decrease due to less repairs and maintenance being required in 2003. In addition, a $0.8 million increase in real estate taxes, included in the results for the quarter ended March 31, 2002, which resulted from a change in the assessed valuation of a Chicago property, also contributed to the decrease in property operating expenses. These decreases were offset by a $0.5 million increase in percentage ground rent associated with the receipt of $32.4 million of lease termination fees from Arthur Andersen.

    Depreciation and Amortization. The increase in depreciation and amortization in the total portfolio in 2003 was primarily attributable to $5.9 million of depreciation and amortization as a result of Bank One Center being placed into service as of November 1, 2002, the $0.4 million write-off of unamortized tenant improvements and leasing commissions associated with the termination of Arthur Andersen's leases at two Chicago office properties and the additional depreciation and amortization associated with leases commencing subsequent to January 1, 2002.

    The increase in depreciation and amortization in the same store portfolio in 2003 was primarily attributable to the $0.4 million write-off of unamortized tenant improvements and leasing commissions associated with the lease termination of Arthur Andersen at two Chicago office properties and the additional depreciation and amortization associated with leases commencing subsequent to January 1, 2002.

    General and Administrative. For the nine months ended September 30, 2003 compared to 2002, our general and administrative expenses increased $0.5 million primarily due to an increase in corporate insurance costs.

    Services Company Expenses. The $1.4 million decrease in Services Company operating expenses was primarily due to the Services Company providing fewer build to suit development services.

    Provision for Asset Impairment. Provision for asset impairment represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to current estimated fair value. We had $0.9 million of asset impairments for the nine months ended September 30, 2003 compared to $5.2 million in 2002. In 2003, we recorded a $0.9 million asset impairment related to Bank One Center which was held for sale at September 30, 2003. In 2002, we recorded a $4.7 million asset impairment related to various development projects we abandoned, and we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity. See Note 11 - Asset Impairments to our Consolidated Financial Statements.

    Severance Costs. For the nine months ended September 30, 2002, we recorded $2.2 million of severance costs resulting from a reduction of corporate management and support staff as compared to $0.2 million for the nine months ended September 30, 2003.

    Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the nine months ended September 30, 2003 compared to 2002, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

    Other Income. The increase in other income of $0.6 million for the nine months ended September 30, 2003 as compared to 2002, was primarily due to an increase in earnings from an unconsolidated entity due to lease termination fees at the property, partially offset by a decrease in interest income earned on restricted cash resulting from lower interest rates offset by an increase in the average outstanding restricted cash balances.

    Interest Expense. The increase in interest expense of $16.7 million in the total portfolio was primarily due to a $12.4 million decrease in capitalized interest as a result of placing Bank One Center in service in the fourth quarter of 2002 to $3.7 million for the nine months ended September 30, 2003 from $16.1 million for the nine months ended September 30, 2002; an increase of $3.8 million due to interest on our debt obligation to SCPG; an increase of $6.0 million for construction debt and $1.0 million of fees associated with the retirement of refinanced debt during the first quarter of 2003. These increases were partially offset by a decrease in interest expense during the nine months ended September 30, 2003 of $6.5 million due primarily to lower LIBOR rates on our variable rate indebtedness and the refinancing of IBM Plaza.

    The decrease in interest expense of $1.6 million in the same store portfolio resulted from a decrease in interest expense of $5.7 million due primarily to lower interest rates and the refinancing of our IBM Plaza office property offset by $1.0 million in fees associated with the retirement of refinanced debt and a $3.1 million decrease in interest on operating property debt which is required to be capitalized to the extent of our equity in various properties under development.

    Amortization of Deferred Financing Costs. The increase in amortization of $1.7 million in the total portfolio was primarily due to a $0.8 million decrease in the capitalization of the amortization of financing costs, a $0.5 million increase in amortization due to the write-off of financing costs as a result of the debt refinancings of our IBM Plaza and Bank One Center office properties, and $0.3 million of amortization attributable to Bank One Center being placed in service. Since we placed Bank One Center in service in 2002, we only capitalize amortization of deferred financing costs on those qualified expenditures associated with the percentage of the property which is vacant.

    The increase in amortization of $0.4 million in the same store portfolio was primarily due to a $0.3 million decrease in capitalized amortization of financing costs and a $0.1 million increase in amortization due to the write-off of financing costs as a result of the debt refinancing of our IBM Plaza office property.

    Discontinued Operations. Discontinued operations reflect net income (including provision for asset impairment, if any) and gain/(loss) on sales of real estate for operating properties sold or held for sale. Discontinued operations for 2003 include the operating results for National City Center, which was sold in June 2003. For the nine months ended September 30, 2003, discontinued operations, net of minority interests of $1.1 million, was income of $2.7 million. This amount included income from National City Center of $2.6 million and a gain on the sale of real estate of $1.2 million. Discontinued operations for 2002 include the operating results for National City Center and various properties sold in 2002. For the nine months ended September 20, 2002, discontinued operations, net of minority interests of $13.3 million, was a loss of $19.1 million. This amount included income from the properties described above of $5.7 million, a provision for asset impairment of $34.4 million, and a net loss on sales of real estate of $3.7 million. See Note 9 - Discontinued Operations and Note 11 - Asset Impairments to our Consolidated Financial Statements for further discussion.

     Bank One Center Transaction. For the nine months ended September 30, 2003, our consolidated financial statements reflected Bank One Center's operating results including property revenues of $26.9 million, property operating expenses of $8.3 million, depreciation and amortization of $5.9 million, a $0.9 million provision for asset impairment, interest expense of $11.8 million and amortization of deferred financing costs of $0.3 million. These results are net of the capitalization of certain expenses including interest expense of $3.7 million, amortization of financing costs of $0.6 million and property operating expenses of $3.6 million. These costs will not be capitalized by the joint venture in the future.

     We will record our portion of income or loss from the joint venture in the future on the equity method consistent with the method of cash distributions under the joint venture agreement. See Note 18 - Subsequent Events to our Consolidated Financial Statements for further discussion.

Historical Cash Flows


                                            Nine months ended September 30, 2003
                                    ------------------------------------------------------
                                        2003         2002        $ Change     % Change
                                    ------------------------------------------------------
                                                   (dollars in thousands)

Operating Activities
  Net income (loss)                 $    11,114  $   (17,318) $    28,432         164.2%
  Amortization of discount on
    notes payable                           343          132          211         159.8
  Amortization of costs for
    leases assumed                        1,742          570        1,172         205.6
  Net equity in income of
    unconsolidated investments           (1,891)        (698)      (1,193)       (170.9)
  Depreciation and amortization          33,683       29,192        4,491          15.4
  Provision for asset impairment            900       39,601      (38,701)        (97.7)
  (Gain) loss on sales of real
    estate                               (1,220)       5,230       (6,450)       (123.3)
  Minority interests                      6,419      (20,398)      26,817         131.5
  Changes in operating assets
    and liabilities                     (11,104)       2,874      (13,978)       (486.4)
                                    ------------------------------------------------------
Net cash provided by operating
activities                          $    39,986  $    39,185  $       801           2.0%
                                    ======================================================
Investing Activities
  Expenditures for real estate
    and equipment                   $   (52,964) $   (95,792) $    42,828          44.7%
  Proceeds from sales of real
    estate                               79,321       25,985       53,336         205.3
  Leasing costs                          (9,864)      (8,396)      (1,468)        (17.5)
  Restricted cash escrows               (14,634)         320      (14,954)     (4,673.1)
  Proceeds from joint ventures                -       22,939      (22,939)       (100.0)
  Distributions from
    unconsolidated entities               2,219          (19)       2,238      11,778.9
                                    ------------------------------------------------------
Net cash provided by (used in)
  investing activities              $     4,078  $   (54,963) $    59,041         107.4%
                                    ======================================================
Financing Activities
  Financing costs                   $    (4,569) $    (2,536) $    (2,033)        (80.2)%
  Proceeds from mortgages and
    notes payable                       195,000       20,474      174,526         852.4
  Repayment of mortgages and
    notes payable                      (277,136)     (30,245)    (246,891)       (816.3)
  Repayment of bonds payable                  -      (23,250)      23,250         100.0
  Proceeds from construction
    financing                            98,072       75,956       22,116          29.1
  Repayment of construction
    financing                           (61,737)           -      (61,737)       (100.0)
  Series A Preferred and Common
    Share repurchase                          -       (5,000)       5,000         100.0
  Dividends paid to Series B
    Preferred Shareholders                    -       (6,750)       6,750         100.0
  Dividends paid to Series A
    Preferred  Shareholder                    -         (750)         750         100.0
                                    ------------------------------------------------------
Net cash (used in) provided by
  financing activities              $   (50,370) $    27,899  $   (78,269)       (280.5)%
                                    ======================================================


Historical Cash Flows

    The $14.0 million net decrease in operating assets and liabilities is primarily due to a decrease of $15.0 million in accrued interest payable as a result of refinancing the Bank One Center mezzanine loan and the One IBM Plaza indebtedness and reductions in the outstanding balance of our SCPG debt obligation in 2003 combined with a net decrease in accrued real estate taxes of $9.8 million. This was offset by a decrease in receivables of $1.9 million primarily as a result of the repayment of a note receivable from our former joint venture partner on Bank One Center, a decrease in other assets of $0.3 million, an increase in other liabilities of $1.6 million and a $7.2 million increase in accounts payable and accrued expenses.

    The $42.8 million net decrease in expenditures for real estate and equipment is due to a net $54.6 million decrease in expenditures for projects under development, offset by an increase in expenditures for tenant improvements and building improvements of approximately $10.4 million and $0.9 million, respectively. This was primarily due to the substantial base building completion of Bank One Center as of November 1, 2002.

    The $53.3 million increase in proceeds from sale of real estate is a result of the June 2003 sale of National City Center that resulted in net proceeds of $79.3 offset by the June 2002 suburban property sale and the sale of two land parcels in February 2002, that resulted in net proceeds of $16.1 million and $9.9 million respectively.

    Leasing costs increased $1.5 million during the nine months of 2003 primarily due to the net change in liability for leases assumed relating to the Citadel Reimbursement Obligations. See Note 10 -Recent Developments to the Consolidated Financial Statements for further discussion of the Citadel Reimbursement Obligations.

    The $15.0 million increase in restricted cash escrows is primarily the result of 2003 activity of (i) an increase in tenant improvement escrows of $33.5 million as required by the February 2003 Arthur Andersen lease termination settlement agreement; subsequently reduced by a release of escrow funds for a $7.0 million debt reduction payment and release of escrow funds of $6.3 million to fund operating deficits at our 33 West Monroe Street property (ii) an increase in the Bank One Center Citadel escrow of $7.4 million offset by a decrease in the Bank One Center construction escrow of $5.3 million (iii) releases of $5.0 million of previously restricted escrows on sold properties and
(iv) a net reduction of real estate tax escrows in the amount of $2.1 million due to the delayed timing of 2001 second installment payments in 2002. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    The $22.9 million decrease in proceeds from joint ventures is due to a payment from our joint venture partner for the assignment of our interest in 2002 in a joint venture relating to certain vacant land located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner.

    The $2.2 million increase in distributions from unconsolidated entities is due to receiving a larger distribution in 2003 from the 77 West Wacker Drive joint venture as compared to 2002. The result is primary due to a termination fee received at the property combined with an interest rate collar agreement being assigned to a different financial institution for this venture resulting in the release to the joint venture of $6.9 million of previously escrowed funds.

    The $2.0 million increase in financing costs were primarily due to refinancing the One IBM Plaza office property in March, 2003. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    The increase in proceeds from mortgages and notes payable of $174.5 million is primarily due to refinancing the One IBM Plaza office property. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    The increase in repayment of mortgages and notes payable of $246.9 million is primarily due to the sale of National City Center in June, 2003 and refinancing the One IBM Plaza office property in March, 2003. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    The decrease in repayment of bonds is the result of our Operating Partnership purchasing $23.3 million of Industrial Development Revenue Bonds in January 2002 utilizing the $23.0 million of escrows previously securing certain letters of credit.

    Proceeds from construction financing increased $21.2 million due to the refinancing of the $75.0 million mezzanine loan at Bank One Center offset by a decrease in construction loan proceeds of $51.1 million at Bank One Center due to its substantial completion in November 2002. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    Repayment of construction financing increased $61.7 million due to the refinancing of the existing $60.8 million mezzanine loan plus accrued interest with a new $75.0 million mezzanine loan at Bank One Center. See Note 10 - Recent Developments to the Consolidated Financial Statements.

    The decrease in dividends paid to Series B Preferred and Series A Preferred shareholders is due to the suspension of quarterly dividends on our Series B Preferred Shares in the fourth quarter of 2002 and the repurchase of the Series A Preferred shares by our Operating Partnership in July 2002.

Liquidity and Capital Resources

    Recent Developments. On December 18, 2002, we announced that our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. Our goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy, as discussed below. There can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) to repay debt, provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, and/or distribute them to our shareholders and the common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

    Liquidity. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. Our Board has not made a determination as to the timing of when any future dividends related to accrued distributions on our Series B Shares will be declared. We currently do not anticipate declaring or paying distributions on our common shares/units for the remainder of 2003 or for 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2003 to comply with the annual REIT distribution requirements.

    We can give no assurances that we will be able to complete capital transactions or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if any capital transactions are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either during 2003 or thereafter, or that we will be able to pay distributions on our Series B Shares which are currently in arrears for four quarters for a total of $9.0 million.

    Our anticipated cash flows from operations are not expected to be sufficient to fund our anticipated short and long-term capital needs. Consequently, in order to fund both our short-term and long-term capital needs, we expect to utilize funds from cash on hand and capital transactions which may include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our capital needs.

    For the remainder of 2003 and for 2004, we anticipate the need to fund significant capital expenditures to retenant space that has been vacated or is anticipated to be vacated during 2003 and 2004. In addition, we continue to incur and pay certain costs and expenses related to Bank One Center consisting principally of the funding of a sublease obligation in connection with the lease of an anchor tenant with a remaining balance of $9.9 million at September 30, 2003, which is net of estimated future subleasing. We anticipate these will be funded out of an existing escrow, which contained $15.2 million at September 30, 2003, for this purpose. Also, as a result of the termination of Arthur Andersen LLP's lease at our 33 West Monroe Street property in February 2003, we have funded $6.3 million of operating deficits at this property during 2003, principally from an $8.1 million escrow established at the time of receipt of Arthur Andersen LLP's lease termination payment. We anticipate fully utilizing this escrow by the end of 2003 and are currently reviewing our future plans with respect to the 33 West Monroe Street property.

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. Compliance with these covenants for the remainder of 2003 and in 2004 is highly dependent on our financial results (including but not limited to there not being a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital transactions such as asset sales, debt refinancings and/or new debt or equity transactions and is not assured. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans), we have obtained the necessary loan modifications and/or waivers. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained or if they are obtained, whether they are granted on terms that are favorable to us.

    As part of a joint venture transaction on October 8, 2003, related to our Bank One Center property (See Note 18 - Subsequent Events to our Consolidated Financial Statements for a further description) debt outstanding of $244.5 million at September 30, 2003 was refinanced. In addition, we repaid outstanding debt, plus accrued interest, totaling $42.7 million to SCPG. Excluding this indebtedness, we have $89.7 million of debt outstanding at September 30, 2003, maturing in 2004, including $60 million maturing in January 2004 secured by our 180 North LaSalle Street property, $5.6 million maturing in May 2004 secured by our 1455 Sequoia Drive property and $24.1 million maturing in November 2004 secured by our 33 West Monroe Street, 208 South LaSalle Street and Jorie Plaza properties. We are currently pursuing a transaction which would refinance our debt obligation related to our 180 North LaSalle Street property, and we anticipate having discussions with our existing lenders and others with respect to extensions or refinancing of our other material indebtedness as well. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts or that we would be successful in efforts to execute capital transactions yielding proceeds sufficient to repay part or all of these debt obligations. If the necessary refinancing transactions are not consummated, we intend to seek extensions and/or modifications from the lenders. If this indebtedness is not extended or refinanced, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans.

    Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current common shareholders. There can be no assurances that we will consummate debt, equity or asset sales transactions which would yield sufficient proceeds in a timeframe necessary to fund our projected operating and capital needs on a current basis. We are highly dependent on the completion of future capital transactions such as these to fund our long-term liquidity needs. There can be no assurance as to the completion, timing or terms of any such transactions.

    The following tables disclose our contractual obligations and commercial commitments as of September 30, 2003:



                                                        Payments Due by Period
                                                        (dollars in thousands)
                                             ---------------------------------------------
                                                             2004-      2006-
   Contractual Obligations(A)       Total       2003          2005       2007 Thereafter
------------------------------------------------------------------------------------------
Mortgages and notes payable      $   589,547 $   1,339 $  202,234  $ 202,733  $ 183,241
Bonds payable (B)                     24,900         -          -     24,900          -
Construction financing (C)           244,533         -    244,533          -          -
Capital lease obligations                365        71        294          -          -
Operating leases                      10,886       828      4,524      3,624      1,910
Tenant improvement allowances
  (D)(E)                              29,171    29,171          -          -          -
Liabilities for leases
  assumed and lease
  reimbursement obligations (F)       83,899     3,862     23,181     18,195     38,661
Deferred interest and loan
  exit fees                            5,978         -      5,978          -          -
                                 ---------------------------------------------------------
Total contractual cash
   obligations                   $   989,279 $  35,271 $  480,744  $ 249,452  $ 989,279
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

(C) This debt was refinanced on October 8, 2003. See Note 18 - Subsequent Events to our Consolidated Financial Statements for further discussion.

(D) We have escrows of $4.5 million that may be utilized to fund these obligations.

(E) Tenant improvement allowances of $14.0 million correspond to Bank One Center and were funded into an escrow account upon the admission of a new 70% joint venture partner to our subsidiary that owns Bank One Center. See Note 18 - Subsequent Events to our Consolidated Financial Statements for a further description.

(F) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $63.1 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes.




                                                           Amount of Commitment
                                                           Expiration Per Period
                                                          (dollars in thousands)

                                                 -------- ---------- ---------- -----------
              Other                   Total
           Commercial                Amounts                2004-      2006-
           Commitments              Committed     2003      2005       2007     Thereafter
---------------------------------- ------------- -------- ---------- ---------- -----------
Standby letters of credit          $  28,741     $     -   $  3,500  $  25,241  $      -
Guarantees (A)                       114,685           -    102,539          -    12,146
Unconsolidated joint ventures (B)     79,997           -     79,997          -         -
Tax indemnifications (C)              70,461         (C)        (C)        (C)       (C)
Series B preferred shares (D)            (D)      11,250     18,000     18,000       (D)
                                   ------------- -------- ---------- ---------- -----------
Total commercial commitments       $ 293,884     $11,250   $204,036  $  43,241  $ 12,146
                                   ============= ======== ========== ========== ===========


(A) Included in the total is our guarantee of $60.0 million related to the Bank One Center construction loan balance of $244.5 million, having a maturity date of January 5, 2004. In connection with the refinancing of Bank One Center in conjunction with our sale of a partial interest in the property to a joint venture partner on October 8, 2003, we refinanced the property (See
    Note 18 -- Subsequent Events to our Consolidated Financial Statements for a further description). As a result of the refinancing, the $60.0 million guarantee was terminated. Also included is a guarantee for $5.3 million to ensure certain tenant improvement and leasing commission payments with respect to an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois (see footnote (B) below). In general, the other guarantees relate to the payment of principal under certain loan obligations.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. The amount shown represents 50% of the balance of the $152.5 million mortgage note payable secured by the property. This debt was refinanced  in  October  2003.  See  Note  18 -  Subsequent  Events  to  our
    Consolidated Financial Statements for further discussion. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The joint venture would need to make cash escrow deposits to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. Our joint venture partner is the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid.

    In addition, we have a 23.1% interest in a real estate venture, which we account for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $70.5 million if all remaining indemnity properties had been sold as of September 30, 2003. The amount of certain indemnities decreases by 10% each calendar year with the first decrease beginning in the calendar year following the period ending December 31, 1998. As of the calendar year following December 31, 2007, no indemnity remains. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No Series B Shares dividend was declared or paid for the fourth quarter of 2002 or the first, second or third quarters of 2003 for a total of $9.0 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

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

    On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner ("JV Partner") to our former subsidiary (the "Venture") that owns the Bank One Center office building located at 131 South Dearborn Street, Chicago, Illinois (the "Property"). At the closing, the JV Partner made a cash contribution to the Venture of $106.4 million (which includes $1.4 million retained by the Venture as working capital) in exchange for 70% of the membership interests in the Venture. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by the JV Partner and distributed to us when the Venture leases an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003 (the "Leasing Earnout"). Upon closing, the Venture distributed to us $105.0 million to us of the initial cash contribution made by the JV Partner.

    After closing prorations and funding certain required closing escrows and costs, we received approximately $71.2 million in net proceeds from the transaction, $42.7 million of which we used to repay in full our outstanding indebtedness to SCPG, including accrued interest, and the remainder of which we have retained for working capital.

    Preferred Shares. Our anticipated cash flow from operations in 2003 is not expected to be sufficient to fund distributions on our Series B Shares. Our
Board has suspended the payment of these dividends. Payment of these distributions may be dependent on our ability to defer the funding of our capital requirements and/or to obtain additional financing and equity capital or to sell assets. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. We are currently in arrears with respect to four quarterly distributions. The term of any Trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment.

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

    In addition, on December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note.

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

    Indebtedness. Our aggregate indebtedness was $859.0 million at September 30, 2003. This indebtedness had a weighted average maturity of 2.75 years and bore interest at a weighted average interest rate of 6.66% per annum. At September 30, 2003, $315.9 million, or 36.8%, bore interest at a fixed rate, and $543.1 million, or 63.2% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $543.1 million of variable rate debt, $508.6 million was subject to various interest rate cap agreements.

    Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

    On January 31, 2003, an interest rate cap agreement for a notional amount of $67.0 million expired with respect to our property known as 33 West Monroe Street. An additional hedge agreement was required by February 1, 2003, covering the period from February 1, 2003 through debt maturity of November 15, 2005. On January 29, 2003, we entered into an interest rate cap agreement for the period January 31, 2003 through October 31, 2004 for a notional amount of $67.0 million that will reduce over the term of the agreement to $65.5 million. The interest rate under this agreement is capped at a LIBOR index rate of 6.50%. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge which will be marked-to-market through earnings each period. The impact of the change in value for the third quarter of 2003 was nominal.

    On November 10, 1999, our unconsolidated joint venture which owns the property known as 77 West Wacker Drive entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling and the interest floor under the agreement are based on a LIBOR index rate of 7.75% and a LIBOR index rate of 6.10%, respectively. Our joint venture partner is the guarantor to the counterparty related to this agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner for our fifty percent share of any amount paid. On January 16, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, funds previously escrowed were returned to the joint venture. The notional amount of the interest rate collar was reduced to $152.5 million as of September 30, 2003 corresponding to a $5.0 million principal payment on the first mortgage loan payable on that date.

    On December 10, 2002, we entered into an interest rate cap agreement with respect to our IBM Plaza for the period December 10, 2002 through December 13, 2003 for a notional amount of $153.2 million. The interest rate under this agreement is capped at the LIBOR index rate of 4.25%. The notional amount automatically reduced to $150.0 million on December 13, 2002. On March 10, 2003, the underlying loan hedged by this derivative instrument was refinanced. As this instrument has not been redesignated as a hedge of another transaction, all changes in the fair value of the instrument will be marked to market with changes in value included in net income each period until the instrument matures. There was no change in value for the third quarter of 2003.

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

    On April 2, 2001, we entered into an interest rate cap agreement with respect to the properties known as 208 South LaSalle Street, National City Center and Jorie Plaza for the period from April 2, 2001 through June 30, 2003 with respect to the $20.0 million variable rate note payable secured by the properties. The interest rate under the agreement is capped at the LIBOR index rate of 7.5%. On June 18, 2003, $8.1 million of the underlying loan hedged by this derivative instrument and secured by the National City Center property was repaid. On June 25, 2003, the agreement was extended to January 15, 2004 and the notional amount was reduced to $11.9 million.

    On August 22, 2001, we entered into an interest rate cap agreement with respect to our property known as Bank One Center for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap increases over the term of the cap agreement to a maximum of $230.0 million based on increases anticipated in the Bank One Center construction loan. As of September 30, 2003, the notional amount was $225.0 million capped at the LIBOR index rate of 7.30%. In connection with the refinancing of Bank One Center is conjunction with our sale of a partial interest in the property to a joint venture partner on October 8, 2003, we refinanced the property (See Note 18 - Subsequent Events to our Consolidated Financial Statements for a further description). As this instrument has not been redesignated as a hedge of another transaction, all changes in the fair value of the instrument will be marked to market with changes in value included in net income each period until the instrument matures.

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

    Debt Repayments. In connection with the one-year extension of the mortgage note payable on the property at 1455 Sequoia Drive we made a principal payment of $0.2 million. Scheduled principal payments were made totaling $0.9 million bringing the total debt repaid for the three months ended September 30, 2003 to $1.1 million. Total debt repaid for the nine months ended September 30, 2003 was $338.0 million which includes a total of $246.4 million that was refinanced.

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

    Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001, our tenant improvements and leasing commissions averaged $39.47, $26.94 and $31.16, respectively, per square foot of newly-leased office space totaling 426,616, 70,969 and 338,013 square feet, respectively, $12.24, $13.18 and $9.09, respectively, per square foot of office leases renewed by existing tenants totaling 336,218, 277,248 and 309,685 square feet, respectively, and $1.99, $0.00 and $3.83, respectively, per square foot of newly-leased industrial space totaling 173,867, 154,275 and 160,085 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. For the nine months ended September 30, 2003, we have incurred $2.6 million of capital improvement expenditures, and we are budgeting over $4.0 million of capital improvement expenditures for the remainder of 2003.

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

    The following  table  represents  the unaudited GAAP  Reconciliation  of Net
(Loss) Income to Funds from Operations for the three and nine months ended September 30, 2003 and 2002:


                                           Three Months Ended    Nine Months Ended
                                              September 30         September 30
                                         --------------------------------------------
                                            2003       2002       2003       2002
                                         --------------------------------------------
                                                   (dollars in thousands)

Net (loss) income (1)....................$  (3,876) $   1,672  $ 11,114   $ (17,318)
Adjustments to reconcile to Funds
  from Operations:
  Real estate depreciation and
    amortization (2).....................    9,365      7,262    28,101      21,675
  Amortization of costs for leases
    assumed (3)..........................      675        250     1,743         570
  Share of joint venture real estate
    depreciation and amortization .......      873        846     2,598       2,533
  Loss on sale of operating property,
    net of minority interests (4)........        -          -         -         687
Adjustment for discontinued operations:
  Real estate depreciation and
    amortization (5).....................        -        746       555       4,631
  (Gain) loss on sale (included in
    discontinued operations) (6).........        -       (103)   (1,220)      3,709
  Minority interests.....................        2        322     1,103     (13,344)
Minority interests.......................     (804)      (967)    5,316      (6,428)
                                         --------------------------------------------
Funds From Operations (1)................    6,235     10,028    49,310      (3,285)
  Income allocated to preferred
    shareholders.........................   (2,250)    (2,450)   (6,750)     (9,029)
                                         --------------------------------------------
 Funds from Operations available to
  common share/unit holders..............$   3,985  $   7,578  $ 42,560    $(12,314)
                                         ============================================

FFO available  to  common   share/unit
   holders per share/unit of beneficial
   interest:
   Basic and Diluted                     $    0.15  $    0.28  $   1.59    $  (0.46)
                                         ============================================

Weighted average shares/units of
  beneficial interest:
     Common shares                          23,665     15,675    18,919      15,673
     Nonvested employee stock grants             6         16         6          22
     Operating Partnership units             3,076     11,058     7,822      10,975
                                         --------------------------------------------
      Basic                                 26,747     26,749    26,747      26,670
                                         ============================================

     Common shares                          23,665     15,675    18,919      15,673
     Nonvested employee stock grants             6         16         6          33
     Employee stock options                     17          -        12           -
     Operating Partnership units             3,076     11,058     7,822      10,975
                                         --------------------------------------------
      Diluted                               26,764     26,749    26,759      26,670
                                         ============================================



(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

    FFO and FFO available to common share/unit holders for the three and nine months ended September 30, 2002 have been restated to include the provision for asset impairment of $0.2 and $34.4 million (included in discontinued operations), respectively, previously excluded from the computation of FFO and FFO available to common share/unit holders.

(2) Depreciation and amortization expense for the three months ended September 30, 2003 increased $2.3 million representing an entire quarter of depreciation and amortization related to Bank One Center, which was placed into service as of November 1, 2002. Depreciation and amortization expense for the nine months ended September 30, 2003 increased $5.9 million representing an entire nine months of depreciation and amortization related to Bank One Center and a $0.4 million write-off of unamortized tenant improvements and leasing commissions associated with the termination of Arthur Andersen's leases at two Chicago office properties.

(3) For the three and nine months  ended  September  30, 2003,  amortization  of
    costs  for  leases   assumed   increased  $0.4  million  and  $1.2  million,
    respectively, primarily due to the Citadel lease at Bank One Center.

(4) The decrease in loss on sale of operating property, net of minority interests, is due to the sale of vacant land in March of 2002.

(5) The real estate depreciation and amortization for the three and nine months ended September 30, 2003 relates to the National City Center property that was sold June 18, 2003. The real estate depreciation and amortization for the nine months ended September 30, 2002 relates to the National City Center property ($2.1 million) and the nine non-core suburban office properties ($2.5 million) sold in June 2002.

(6) The gain on sale of real estate of $1.2 million for the nine months ended September 30, 2003 resulting from our sale of National City Center property and the loss on sale of real estate of $3.7 million for the nine months ended September 30, 2002, resulting from the write-off of certain deferred assets associated with our sale of nine non-core suburban office properties.

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, net income and gain/(loss) on sales of real estate for properties sold are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

Certain Relationships and Related Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. has earned commissions of $0.5 million for services provided to us in for the nine months ended September 30, 2003. The term of this agreement expired on September 30, 2003 although certain commissions may become due and payable subsequent thereto.

    As of September 30, 2003, we have a receivable of approximately $0.9 million from Mr. Nardi and certain of his affiliates under a master lease agreement entered into with Mr. Nardi in connection with our 1051 Kirk Road property. This represents rent receivables due for the period from October 2001 through the lease expiration on March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance. We have recorded this rent as a reduction of our basis in the property.

    On March 25, 2003, we and PGI and one of PGI's affiliates, both affiliates of Michael W. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997 (as so amended, the "PGI Environmental Indemnity"). Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead by placed in an escrow to be used to fund the environmental remediation costs. The PGI Environmental Indemnity has been further amended as described in "Bank One Center Agreements" below.

    PGI leases 22,620 square feet of space at 77 West Wacker Drive, an office building owned by one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and for which we account using the equity method. PGI's lease expires October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. As of July 31,
2003,  PGI owed the  unconsolidated  real  estate  joint  venture  $0.4  million representing five (5) months of rent and related operating expense reimbursements. PGI was subsequently charged rent for the months of August and September. In connection with the past-due rent, we declared PGI in default under the lease. The default was settled by the parties entering into an amendment to PGI's lease pursuant to which rent ceased to accrue as of October 1, 2003 and PGI (i) paid two months rent to the landlord for August and September 2003, (ii) conveyed its trade fixtures and certain office furniture to the landlord in satisfaction of its remaining rent obligation, and (iii) agreed to vacate the premises at any time in the future upon 45 days notice from landlord, which notice has since been served by landlord. An additional three
(3) months of rent was paid as described in "Bank One Center Agreements" below.

    Agreements to Purchase Certain Properties. We have an option to purchase a parking garage located at 300 North LaSalle Street in Chicago from PGI. This option has approximately four years remaining on its term. 300 North LaSalle Street contains approximately 58,000 square feet of land suitable for development. We have an option to purchase the property at 95.0% of its then fair market value.

    We also have the right, through November 17, 2012, pursuant to a right of first offer entered into at our initial public offering to develop (or develop and acquire an ownership interest in) all or any portion of approximately 360 acres of undeveloped office and industrial land in Huntley, Illinois owned at that time by an affiliate of PGI. The right of first offer applies to the extent that the owner of the land determines that a parcel will be utilized for the construction of an office or industrial facility to be owned and leased to third parties by the owner or held by the owner for sale to a third party. The site is subject to a participation interest held by an unaffiliated third-party lender. The option and right of first offer may be exercised only with the approval of our Independent Trustees.

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

    Other Transactions. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. Upon the closing of the admission of a new 70% joint venture partner to our subsidiary that owns Bank One Center, we retained $0.5 million which will be utilized towards certain environmental costs at these industrial properties.

    The Board term of Governor James R. Thompson, a former Trustee who decided not to stand for reelection, expired on May 23, 2003. Governor Thompson is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to us. Winston & Strawn earned fees of $0.7 million for legal services provided to us for the nine months ended September 30, 2003.

    In July 2003, our Board continued their formal review of the membership of the Board's various Committees that was initiated at the Board meeting immediately after the Company's Annual Meeting of Shareholders on May, 23 2003. The Board took action to revise membership on the following Committees: (i) the Audit Committee now consists of Messrs. Crocker, D'Ardenne, Ducharme and Lupiani; (ii) the Compensation Committee, the Nominating and Corporate Governance Committee and the Committee of Independent Trustees now consists of Messrs. Crocker, D'Ardenne, Ducharme, Lupiani and Nassetta and (iii) the Strategic Alternatives Committee now consists of Messrs. Crocker, D'Ardenne, Ducharme, Lupiani, Nardi and Nassetta.

    Bank One Center Agreements. In connection with the admission of a new 70% joint venture partner to our subsidiary that owns the Bank One Center office building in Chicago, Illinois (as described in Note 18 - Subsequent Events to our Consolidated Financial Statements), we entered into certain agreements with affiliates of PGI, providing for a total of $1.0 million of compensation in connection with certain advisory services performed in connection with the transaction. These agreements consisted of (i) a letter agreement providing for a $0.3 million advisory fee relating to such transaction, (ii) an amendment to the PGI Environmental Indemnity providing that we would pay the first $0.5 million of any costs incurred in connection with the environmental clean-up and related litigation and (iii) our agreement to pay $0.2 million to our joint venture affiliate owning the 77 West Wacker Drive property representing three
(3) months past-due rent owed by PGI for space it is leasing at the building.

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

    As of September 30, 2003, approximately $543.1 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $508.6 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following  table provides  information  about our  derivative  financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable, bonds payable and construction financing, the table presents scheduled principal payments, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2003. For the interest rate protection agreements, the table presents the notional amount entered into and the cap rate.


                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                  2003      2004     2005      2006      2007   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount...........   $    0.8   $   3.3    $  5.8   $  3.8    $  4.0    $183.2    $ 200.9
Weighted-average interest
 rate (1)...................        7.45%     7.45%     7.41%    7.46%     7.46%     7.58%


Variable rate amount........   $    0.6   $  91.0    $ 62.1   $195.0       -         -      $ 348.7
Weighted-average interest
 rate (1)...................        4.23%     5.63%     2.79%    5.03%     -         -


Notes payable:
Fixed rate amount ..........       -      $  40.0       -        -         -         -      $ 40.0
Weighted-average interest
 rate (1)...................       -         14.63%     -        -         -         -

Bonds payable:
Variable rate amount (2)....       -          -         -        -      $ 24.9       -      $ 24.9
Weighted-average
 interest rate (1)..........       -          -         -        -         3.34%     -

Construction Financing:
Fixed rate amount...........       -      $  75.0       -        -         -         -      $ 75.0
Weighted-average
 interest rate (1)..........       -         16.22%     -        -         -         -

Variable rate amount .......       -      $ 169.5       -        -         -         -      $169.5
Weighted-average
 interest rate (1)..........       -          3.92%     -        -         -         -

Interest rate cap
 agreements(1)(3):
Notional amount.............   $ 162.5    $ 363.9       -    $ 195.0       -         -      $721.4
LIBOR Cap rate..............       4.62%      7.15%     -        6.60%     -         -         -



(1) Based upon the rates in effect at September 30, 2003, the weighted-average interest rates on our mortgage notes payable, notes payable, bonds payable and construction financing at September 30, 2003 were 5.80%, 14.63%, 3.34% and 7.69%, respectively. The two variable rate loans maturing in 2006 for $64.8 million and $130.2 million have LIBOR floors of 2.0% and 2.2688%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.2 million.

(2) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

(3) On August 22, 2001, we entered into an interest rate cap agreement related to our Bank One Center property for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan. As of September 30, 2003, the notional amount was $225.0 million with a capped LIBOR index rate of 7.30%. The outstanding balance of the construction loan was $169.5 million at September 30, 2003. In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of a new loan which refinanced outstanding debt collateralized by our IBM Plaza office property. Included above is an interest rate cap with a notional amount of $150.0 million for the loan that was refinanced. This cap has an expiration date of December 13, 2003. Included above are two interest rate caps for loans totaling $72.2 million at September 30, 2003 on our 33 West Monroe Street property where the notional amounts exceed the debt outstanding by a total of $7.4 million. In June 2003, our interest rate cap agreement related to our 208 South LaSalle Street and Jorie Plaza properties was extended to January 15, 2004 and the notional amount was reduced to match the $11.9 million mortgage note payable. The interest rate cap agreement related to our 180 North LaSalle Street property has an expiration date of January 15, 2004 and has a notional amount of $60.0 million.

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

On August 29, 2002, 180 Acquisition filed a Complaint against us, our Operating Partnership, our affiliated Services Company, one of our subsidiaries holding the 180 interests, and Jeffrey A. Patterson, our President and Chief Investment Officer. For a description of this case, please see Note 17 - Commitment and Contingencies to our Consolidated Financial Statements.

The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable year ended December 31, 1999. The Service's examination included the review of certain transactions involving our acquisition of the IBM Plaza office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. On June 19, 2003, the Service issued a "60-day letter" to us regarding this issue which stated that we had 60 days to file a protest of the Service's position. We then issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. For a more detailed description of this matter, please see Note 17 - Commitments and Contingencies to our Consolidated Financial Statements.

Item 2.        Changes in Securities and Use of Proceeds.

               None

Item 3.        Defaults Upon Senior Securities.

               We are currently in arrears in the payment of dividends on our 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares"). As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $9.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

Item 4.        Submission of Matters to a Vote of Security Holders.

               None

Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits:

               10.24 Contribution Agreement dated as of August 4, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C. as filed as Exhibit 99.2 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

               10.25 First Amendment to Contribution Agreement dated as of August 18, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C. as filed as Exhibit 99.3 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

               10.26 Second Amendment to Contribution Agreement dated as of August 29, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C. as filed as Exhibit 99.4 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

               12.1 Computation of ratios of earnings to combined fixed charges and preferred shares distributions.

               31.1        Rule 13a-14(a)/15d-14(a) Certification  of Stephen J.
                           Nardi,Chairman of the Board of Registrant.

               31.2        Rule 13a-14(a)/15d-14(a) Certification of Richard  M.
                           FitzPatrick Chief Financial Officer of Registrant.

               32.1 Section 1350 Certification of Stephen J. Nardi, Chairman of the Board of Registrant.

               32.2 Section 1350 Certification of Richard M. FitzPatrick Chief Financial Officer of Registrant.

(b) Reports on Form 8-K:

               We filed the following reports on Form 8-K during the third quarter of 2003:

               Form 8-K dated August 7, 2003 (furnished August 7, 2003, File No. 001-13589) announcing our consolidated financial results and certain supplemental information pursuant to Item 12. Results of Operations and Financial Condition under Item 9. Regulation FD Disclosure in accordance with the Securities and Exchange Commission's interim filing guidance set forth in Release No. 34-47583.

               Form 8-K dated September 3, 2003 (filed September 5, 2003, File No. 001-13589) announcing our agreement to admit a new 70% joint venture partner to our subsidiary that owns the Bank One Center office building. In connection with the transaction, our operating partnership has entered into a Contribution Agreement with the joint venture partner.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PRIME GROUP REALTY TRUST

                                         Registrant

Date:      November 5, 2003              /s/ Richard M. FitzPatrick
                                         --------------------------
                                         Richard M. FitzPatrick
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer of the Registrant)



                                                                                          Exhibit 12.1
                            Prime Group Realty Trust
                        Statements Regarding Computation of Ratios of Earnings
                     to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                                 Three Months Ended    Nine Months Ended
                                                    September 30         September 30
                                                -------------------------------------------
Earnings (1):                                      2003      2002       2003       2002
                                                -------------------------------------------
 (Loss) income from  continuing  operations
    before  minority  interest  per the
    consolidated financial statements........   $  (4,696) $    172   $ 13,758  $  (3,767)
 Interest expense............................      13,928     9,934     43,691     27,019
 Amortization of debt issuance costs.........       1,027       933      3,977      2,309
                                                -------------------------------------------
 Earnings....................................   $  10,259  $  11,039  $ 61,426  $  25,561
                                                ===========================================
Fixed Charges (1):
 Interest expense............................   $  13,928  $  9,934   $ 43,691  $  27,019
 Capitalization of interest expense..........         884     7,792      3,715     21,668
 Capitalization of amortization of
   debt issuance costs.......................         152       713        566      2,442
 Amortization of debt issuance costs.........       1,027       933      3,977      2,309
 Preferred share distributions...............       2,250     2,450      6,750      9,029
                                                -------------------------------------------
 Total fixed charges.........................   $  18,241  $  21,822  $ 58,699  $   62,467
                                                ===========================================
  Ratio of earnings to combined fixed charges
    and preferred share distributions........           -          -       1.05          -
                                                ===========================================
 (Deficit) excess of earnings to combined fixed
    charges and preferred share distributions   $  (7,982) $(10,783)  $   2,727 $  (36,906)
                                                ===========================================
 Funds from Operations (1) (2):
 Funds from operations.......................   $   3,985  $  7,578   $  42,560 $  (12,314)
 Interest expense............................      13,928     9,934      43,691     27,019
 Amortization of debt issuance costs.........       1,027       933       3,977      2,309
 Preferred share distributions...............       2,250     2,450       6,750      9,029
                                                -------------------------------------------
 Adjusted funds from operations..............   $  21,190  $ 20,895   $  96,978 $   26,043
                                                ===========================================
 Fixed Charges (1) (2):
 Interest expense............................   $  13,928  $  9,934   $  43,691 $   27,019
 Capitalization of interest expense..........         884     7,792       3,715     21,668
 Capitalization of amortization of
   debt issuance costs.......................         152       713         566      2,442
 Amortization of debt issuance costs.........       1,027       933       3,977      2,309
 Preferred share distributions...............       2,250     2,450       6,750      9,029
                                                -------------------------------------------
 Total fixed charges.........................   $  18,241  $ 21,822   $  58,699 $   62,467
                                                ===========================================
 Ratio of funds from operations to combined
    fixed charges and preferred share
    distributions............................        1.16         -        1.65          -
                                                ===========================================
 Excess (deficit) of funds from operations to
    combined fixed charges and preferred share
    distributions............................   $   2,949  $   (927)  $  38,279 $  (36,424)
                                                ===========================================



(1) Information for the three and nine months ended September 30, 2002 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2002 and 2003 from continuing operations to discontinued operations.

(2) FFO and FFO available to common shareholders for the three and nine months ended September 30, 2002 have been restated to include the provision for asset impairment of $0.2 and $34.4 million (included in discontinued operations), respectively, previously excluded from the computation of FFO and FFO available to common shareholders.