Form 10-K
period 2003-12-31
PRIME GROUP REALTY TRUST
filed 2004-03-12
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No
                                         --


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). _X_ Yes ___No

     The aggregate market value of the registrant's common shares held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $137,289,028 based on the per share closing price on the New York Stock Exchange for such shares on June 30, 2003.

     The number of the registrant's common shares outstanding was 23,670,522 as of March 10, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on June 4, 2004.
================================================================================

                                      INDEX


PART I                                                                      PAGE

Item 1.   Business.............................................................3
Item 2.   Properties..........................................................18
Item 3.   Legal Proceedings...................................................21
Item 4.   Submission of Matters to a Vote of Security Holders.................22

PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................22
Item 6.   Selected Financial Data.............................................24
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................30
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........60
Item 8.   Financial Statements and Supplementary Data.........................61
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................61
Item 9A.  Controls and Procedures.............................................61

PART III

Item 10.  Directors and Executive Officers of the Registrant..................61
Item 11.  Executive Compensation..............................................61
Item 12.  Security Ownership of Certain Beneficial Owners and Management......62
Item 13.  Certain Relationships and Related Transactions......................63
Item 14.  Principal Accounting Fees and Services..............................63

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....64

          Signatures..........................................................80

     Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2003.

Among the matters about which we have made assumptions are the following:

o future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;
o    the extent of any tenant bankruptcies or defaults that may occur;
o    prevailing interest rates;
o the effect of inflation and other factors on operating expenses and real estate taxes;
o    our ability to reduce various expenses as a percentage of our revenues; and
o    the availability of financing and capital.

     In addition, historical results and percentage relationships set forth in this Annual Report on Form 10-K are not necessarily indicative of future operations.

                                     PART I

ITEM 1.  BUSINESS

Background and General

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 13 office properties, containing an aggregate of 5.5 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet (See the "Properties" section for detailed information concerning the individual properties). All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we own 217.4 acres of developable land and have the rights to acquire an additional
1.3 acres. We also have joint venture interests in three office properties containing an aggregate of 2.8 million net rentable square feet.

     Our three joint venture interests are accounted for as investments in unconsolidated entities using the equity method. These consist of a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois, a 30% subordinated common interest in a joint venture which owns the 1,497,472 square foot Bank One Center office building located at 131 South Dearborn Street, Chicago, Illinois and a 23.1% common interest in a joint venture that owns a 385,274 square foot office property located in Phoenix, Arizona.

     Our Company was formed on July 21, 1997 as a Maryland real estate investment trust and we completed the initial public offering of our common shares on November 17, 1997. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

     We are the sole general partner of, and currently own all of the preferred units and 88.5% of the common interests in Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership, except for certain services requested by our tenants, certain management contracts and build to suit construction activities, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively, the "Services Company"), a wholly-owned subsidiary of the Operating Partnership.

Tax Status


     We have elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we will not be subject to federal income tax at the corporate level on our income as long as we distribute 90% of our taxable income (excluding any net capital gain) each year to our shareholders. Since our inception, we believe that we have complied with the tax rules and regulations to maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we are subject to certain state and local taxes on our income and property. In addition, our Services Company's income is subject to state and federal income taxation.

Business Strategy

     Our business strategy is to operate our portfolio of office and industrial properties to create the optimum level of service and value to our tenants, to retain our existing tenant base as their leases expire, to search for and identify prospective tenants for office and industrial space in our properties which is unoccupied or is subject to expiring leases, and to create maximum portfolio value for our shareholders. In conjunction with our efforts to maximize value for our shareholders, we are continuing to pursue an initiative to identify and complete a strategic transaction or transactions to the extent that it or they would enhance overall shareholder value.

     Review of Strategic Alternatives. In December 2002, our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. On February 13, 2004, we entered into an engagement letter with one of these advisors, Wachovia Securities, extending their engagement through December 24, 2004. The engagement of our other financial advisor expired in December 2003.

     Our continuing goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy, as discussed below. There can be no assurances that any transaction or transactions will occur. We anticipate the net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) may be used for a variety of purposes including the repayment of debt, to provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, the payment of accumulated unpaid dividends on our Series B Shares, and/or for distributions to our common shareholders and common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

     Ongoing Operations. Our primary business is to focus on the operation, leasing and management of our existing office and industrial real estate properties.

     We strive to enhance our property-level net operating income and cash flow by:

o    engaging in pro-active leasing programs and effective property management;
o    managing  operating  expenses  through  the  use  of  in-house   management
     expertise;
o maintaining and developing long-term relationships with a diverse tenant group;
o attracting and retaining motivated employees by providing financial and other incentives; and
o emphasizing value-added capital improvements to maintain and enhance our properties' competitive advantages in their submarkets.

     Liquidity and Capital Requirements. Net cash provided from operations represents our primary source of liquidity to fund distributions, debt service and recurring capital costs. In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our Charter, this distribution is deemed to be a quarterly distribution which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the fourth quarter 2002 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions. We currently do not anticipate declaring or paying distributions on our common shares/units for 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2004 to comply with the annual REIT distribution requirements.

     We can give no assurances that if any capital transactions are completed on terms favorable to us or otherwise pursuant to our pursuit of strategic alternatives, distributions on our common shares and common units will be resumed either during 2004 or thereafter, or that we will be able to pay future distributions on our Series B Shares. After (i) payment of the fourth quarter 2002 Series B distribution referred to above and (ii) the accrual of the first quarter 2004 Series B Shares' distribution, we will be in arrears for five quarters of Series B Shares' distributions for a total of $11.3 million.

     Our anticipated cash flows from operations are not expected to be sufficient to fund our anticipated short and long-term capital needs. This is principally a result of capital required to fund tenant improvements and leasing costs for new and expiring leases and the current operating results of certain of our properties, including our office property located at 33 West Monroe Street. This property's principal tenant was Arthur Andersen LLP, which terminated its lease at the property in February 2003. As a result of this termination, the operating income from this property is not sufficient to fund the property's operating costs and debt service. During 2003, we funded operating deficits at this property from an $8.1 million escrow established at the time of receipt of Arthur Andersen LLP's lease termination payment. The funds in this escrow were fully disbursed in December 2003. In addition, we anticipate substantial costs will need to be incurred to release the vacant space at this property in excess of the existing escrow established at the time of the lease termination for this purpose. We are currently pursuing various capital transactions concerning this property including a sale or joint venture, as well as other options. We can provide no assurance that we will be able to complete a capital transaction with respect to this property, or if one is completed, if it will be on terms which are favorable to us.

     During 2004, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated or is anticipated to be vacated during the year or renew existing tenants' leases. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations, existing escrows with lenders and capital transactions, which may include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our capital needs.

     The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. We did not comply with certain of these ratios with respect to two of our mezzanine loans and the letter of credit facility supporting our industrial revenues bonds for the quarter ended December 31, 2003 and do not expect to comply for the quarter ended March 31, 2004. We have obtained waivers and modifications of these requirements for these periods. Compliance with these covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

     At December 31, 2003, we had $89.3 million of outstanding debt maturing in 2004, including $60.0 million maturing in January 2004 secured by our 180 North LaSalle Street property, $5.6 million maturing in May 2004 secured by our 1455 Sequoia Drive property and two loans totaling $23.7 million maturing in November 2004 secured by our 33 West Monroe Street, 208 South LaSalle Street and Jorie Plaza properties. We refinanced the $60.0 million loan in January 2004, and are in discussions with the other two existing lenders with respect to extensions or refinancing of the remaining maturing indebtedness. If the necessary extensions or refinancings are not consummated with existing lenders, we may have discussions with other lending sources. If this indebtedness is not extended, or repaid, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current common shareholders.

     Development Activity. We do not currently anticipate undertaking any new speculative office development activity in the near future. Any new development activity we may pursue will likely involve joint ventures with other entities that would provide a significant portion of the required equity capital. Our Services Company also may perform build to suit development for sale which we anticipate would be funded by the purchaser.

     Acquisition Activity. Given the general economic conditions and our capital availability, we do not anticipate any significant property acquisitions during the next year. Certain tax-deferred exchanges, however, may be desirable in connection with property sales in order to eliminate or minimize any payments required under existing tax indemnification agreements.

     Financing Policy. In December 1998, our Board adopted a financing policy with the following targets: (i) a minimum interest coverage ratio of 2.25, (ii) a minimum fixed coverage charge ratio of 1.90, (iii) a ratio of debt-to-net asset value of no more than 50% and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $15.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board, and, in some instances, have been adjusted over time pursuant to a schedule set by our Board. The above targets do not bind the Board and do not mean that we will operate within each of these ratios at any or all times. Our Board must approve all material financing and acquisition or disposition activities until the targets are met. Our Board has approved in the past, and has the authority to approve in the future, transactions and other actions which would cause non-compliance with this policy.

     At present we are not in compliance with the targets above and do not anticipate being in compliance during 2004. Our Board may alter our financing policy without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

     We intend to use one or more sources of capital for the funding of property level capital needs. If available, these capital sources may include cash on hand, undistributed cash flow, property specific non-recourse and/or recourse debt, proceeds from the issuance of long-term, tax-exempt bonds and other debt or equity securities, bank and institutional borrowings or proceeds from the sale of assets or joint venture interests.

Recent Developments

     Acquisition and Sales

     During the period from January 1, 2003 through December 31, 2003, we acquired and sold the following operating properties and parcels of land.









                                                 Net           Acquisition     Mortgage       Month
                                           Rentable Square  Cost/Sales Price     Debt       Acquired/
         Property             Location        Feet/Acres      (in millions)  (in millions)     Sold
---------------------------------------------------------------------------------------------------------

Acquired
Land:
   Aurora Land             Aurora, IL            30.3            $    2.4       $     -         June
                                          =================================================

Sold
Land:
   Aurora Land             Aurora, IL            15.0            $    2.8       $     -       December
                                          =================================================
Office:
   National City Center    Cleveland, OH      767,181            $   80.0       $  64.7        June
                                          =================================================
   70% of Common Interest:
     Bank One Center       Chicago, IL      1,497,472            $  105.0       $ 244.5       October
                                          =================================================



Aurora Land Purchase. We purchased land in Aurora, Illinois pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. Our 2003 purchase fulfilled our obligation under this contract.

Aurora Land Sale. We sold 15.0 acres of our land in Aurora, Illinois for $2.8 million resulting in a gain of $0.2 million.

National City Center Office Building Sale. We sold this property to an affiliate of our major tenant at the property, National City Corporation. The gross contract price for the sale, included a lease termination fee from an affiliate of the purchaser. During the fourth quarter of 2002, we recorded an asset impairment of $22.1 million related to this property. After reflecting this impairment, our sale of this property resulted in a gain of $1.2 million and has been recorded in discontinued operations in our consolidated financial statements.

Bank One Center Office Building Joint Venture. On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary that owns this office building located at 131 South Dearborn Street, Chicago, Illinois. At the closing, our partner made a cash contribution to the venture of $106.4 million (which includes $1.4 million retained by the joint venture as working capital) in exchange for 70% of the membership interests in the joint venture. Upon closing, the joint venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by our partner and distributed to us when the joint venture leases an additional 40,000 square feet of space in the property.

During the third quarter of 2003, we recorded an asset impairment of $0.9 million representing our estimate of the difference between our equity in the property and the equity value determined by the acquisition price to be paid by our joint venture partner for the 70% interest, net of estimated transaction costs. Our subsequent admission of the JV Partner resulted in a gain of $0.9 million as a result of a difference between estimates and actual transaction costs. See Note 15 - Property Acquisitions, Placed in Service and Dispositions to our Consolidated Financial Statements for a further discussion of this transaction.

     Indebtedness

     During 2003, we completed the following transactions with respect to our indebtedness:


                                            Original Loan
                                              Commitment                                     Original
                                                Amount                        Transaction    Maturity
        Collateral          Type of Loan    (in millions)     Interest Rate      Date          Date
---------------------------------------------------------------------------------------------------------

New Indebtedness
   IBM Plaza               First Mortgage        $130.2       LIBOR + 1.43%        3/03        3/06
   IBM Plaza               Mezzanine               64.8       LIBOR + 5.70%        3/03        3/06
   Bank One Center         Mezzanine               75.0            16.22%          3/03        1/04

Indebtedness Retirement
   IBM Plaza               First Mortgage         150.8       LIBOR + 1.70%        3/03       12/03
   IBM Plaza               Mezzanine               30.3            11.75           3/03        2/03
   Bank One Center         Mezzanine               65.0            23.00%          3/03        1/04
   Bank One Center         Construction           220.0       LIBOR + 2.65%       10/03        1/04
   Bank One Center         Mezzanine               75.0            16.22%         10/03        1/04
   Various Properties      Mezzanine               37.3            13.50%         10/03        1/04
   Various Properties      Mezzanine               20.0            15.75%         10/03        1/04

Principal Payments
   33 West Monroe Street   First Mortgage           7.0       LIBOR + 1.50%        5/03       11/04
   Various Properties      Mezzanine                8.1       LIBOR + 7.00%        6/03       11/04
   Amortization            Various                  4.5          Various        Various      Various



     IBM Plaza Refinancing. We obtained a $195.0 million loan secured by a first mortgage encumbering this office property. The proceeds of the loan retired both the existing senior and mezzanine loans encumbering the property. The loan does not require any scheduled repayments of principal prior to maturity.

     Under the terms of the loan, the lender had the option of dividing the loan into a mortgage loan and a mezzanine loan so long as the aggregate principal amount, weighted average interest rate, debt service payments and other terms and conditions of the two loans were the same as the initial loan. On May 28, 2003, the lender exercised this option by having an affiliate of the lender extend a $64.8 million mezzanine loan to one of our subsidiaries which is the owner of all of the limited liability company interests of our affiliate that owns the property and the mezzanine loan is secured by a pledge of these limited liability company interests. The proceeds of the mezzanine loan were used to reduce the outstanding principal amount of the first mortgage loan.

     As with the first mortgage loan, the mezzanine loan has a term of three years from March 10, 2003. The loan and the mezzanine loan each have two one-year extension options exercisable for a fee of 0.25% of the amount of the respective loan for each extension. The mezzanine loan does not require any scheduled repayments of principal prior to maturity and has an interest rate of 5.70% over one-month LIBOR with a minimum LIBOR rate of 2.0%. The mezzanine loan may not be prepaid until March 10, 2004, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

     Simultaneous with the making of the mezzanine loan, the lender amended the terms of the initial loan to, among other things, reduce the principal amount to $130.2 million and modify the loan's interest rate to 1.43195% over one-month LIBOR, with a minimum LIBOR rate of 2.2688%. This results in a blended minimum annual interest rate equal to the 5.03% interest rate in effect for the loan immediately prior to the creation of the separate loans. As required by the loan documents, we have obtained an interest rate cap of LIBOR at 6.6% for the initial term of the loan and the mezzanine loan. See Note 4 - Mortgage and Notes Payable and Bonds Payable to our Consolidated Financial Statements for a further discussion of this financing.

     Bank One Center Mezzanine Loan Refinancing. On March 19, 2003, we closed on a new $75.0 million mezzanine loan. The proceeds of the loan combined with $1.5 million of our own funds, retired previous mezzanine loan secured by the property with a principal balance of $61.7 million, plus accrued interest. This loan was subsequently repaid in connection with the subsequent refinancing of the property as described below.

     Bank One Center Refinancing. Simultaneous with the admittance of our joint venture partner to the joint venture which owns Bank One Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. These funds, together with proceeds from the joint venture transaction, were used to repay in full the outstanding Bank One Center construction and mezzanine financing. This included a repayment to the construction lender of $169.8 million (including accrued interest) and a repayment of $80.7 million to the mezzanine lender, which included $75.0 million of principal, a $2.7 million yield maintenance charge, $2.2 million of accrued interest and a $0.8 million exit fee. See Note 16 - Investments in
Unconsolidated Joint Ventures to our Consolidated Financial Statements for a further discussion of this financing.

     Security Capital Preferred Growth Debt Retirement. We retired outstanding debt totaling $57.3 million with Security Capital Preferred Growth ("SCPG") from the proceeds of the sale of the National City Center property ($5.9 million), the sale of a 70% interest in the Bank One Center joint venture ($40.0 million), the refinancing of our IBM Plaza property ($8.5 million) and the sale of the Centre Square I property ($2.9 million) in late 2002.

     Other Indebtedness Transactions. On January 16, 2003, a $157.5 million interest rate collar agreement pertaining to our 50% common interest in the unconsolidated real estate joint venture which owns the office property located at 77 West Wacker Drive, Chicago, Illinois was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture.

     On February 19, 2003 we extended the maturity dates of two mezzanine loans having a combined principal amount of $32.5 million from the same lender. The two loans consisted of a $20.0 million loan having a previous maturity date of June 30, 2003 and a $12.5 million loan having a previous maturity date of November 15, 2003. Our ownership interests in the 208 South LaSalle Street, National City Center and Jorie Plaza office properties secured the $20.0 million mezzanine loan while the $12.5 million mezzanine loan is secured by our ownership interest in our 33 West Monroe Street office property. In June 2003, we repaid $8.1 million of a $20.0 million mezzanine utilizing a portion of the proceeds from the sale of our National City Center property. These loans are guaranteed by our Operating Partnership. The maturity dates for both of the loans were extended until November 15, 2004 at interest rates of LIBOR plus 7.00%.

     In May 2003 we made a principal payment of $7.0 million on our first mortgage loan secured by our 33 West Monroe Street property. This payment was funded by an escrow established at the time of the Arthur Andersen LLP lease termination (see further discussion of the termination under "Arthur Andersen Lease Termination" below) and was pursuant to an agreement made with our lender at the time of the termination.

     On August 4, 2003, we made a principal payment of $0.2 million on the $5.7 million mortgage note payable secured by 100% of our ownership interest in the property at 1455 Sequoia Drive, Aurora, Illinois, and extended the maturity date of the principal balance of $5.6 million until May 31, 2004 for a fee of $19,000. In order to obtain the extension, we also funded an escrow account for $0.6 million to secure the payment of future tenant improvements.

     On October 31, 2003, we amended a $4.1 million mortgage loan collateralized by our property located at 200 South Mitchell Court, Addison, Illinois, and guaranteed by our Operating Partnership. Under the amendment, the maturity date of the loan was extended for two years through September 1, 2005 for a fee of $40,000. In addition, the financial covenant requirements in the guaranty were eliminated.

     Amortization of Principal. During 2003 we made payments totaling $4.5 million for amortization of principal for loans on various properties.

     Arthur Andersen Lease Terminations

     In February 2003, we entered into lease termination agreements with Arthur Andersen LLP ("Arthur Andersen") whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for their 33 West Monroe Street property lease and $1.1 million for their IBM Plaza property lease. In addition, the agreements provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into an escrow to be utilized as follows: (i) up to a maximum of $8.1 million to be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million was to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder is available to fund future tenant improvements and other re-leasing costs at the property. On May 27, 2003, in accordance with clause (ii) above, $7.0 million was utilized to repay a portion of the principal on the first mortgage loan secured by the 33 West Monroe Street property. In addition, the $8.1 million referred to in clause (i) above was fully drawn to fund debt service and operating deficits at this property during 2003.

     In connection with these terminations, we recorded lease termination fee income of $29.7 million for the three months ended March 31, 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases. In addition, in May and June 2003, we received real estate tax refunds for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. Therefore, this amount was recorded as additional lease termination fee income for the three months ended June 30, 2003.

     Also, in connection with the termination of Arthur Andersen's leases, we entered into new leases for an aggregate of 61,114 square feet, with 19,540 square feet being leased for an approximate ten-year term (the "Ten-Year Lease") and 41,574 square feet of space being leased to two tenants for terms of approximately two years. Under one of the two-year leases, we received prepaid rent of $1.1 million. The tenant under the Ten-Year Lease is in default under the lease and we are currently pursuing our remedies under the lease. On March 9, 2004, we agreed to terminate the Ten-Year Lease. The agreement releases both parties from their respective obligations under the lease effective April 15, 2004. A court order for possession as well as other remedies will accompany the termination. A portion of the proceeds from the tenant's existing letter of credit will be released to the tenant as part of the termination with the balance applied towards the tenant's outstanding rent balance.

     Shareholders and Board of Trustees Developments

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

     Subsequently, on April 17, 2003, Mr. Michael W. Reschke resigned from our Board of Trustees. In connection with his resignation, we agreed to pay Mr. Reschke his Trustee's salary for the entire second quarter of 2003, which equaled $6,500. Our Board of Trustees, therefore, reduced the size of the Board to six members.

     On June 11, 2003, we issued 3,972,447 of our common shares to Vornado PS, L.L.C. ("Vornado PS"), in connection with the exercise by Vornado PS of the exchange rights associated with the 3,972,447 common units in our Operating Partnership held by Vornado PS. Simultaneous with the issuance of the common shares to Vornado PS, we cancelled all of the common units exchanged for the common shares.

     On June 13, 2003, we issued 3,972,446 of our common shares to Cadim Acquisition, LLC ("Cadim Acquisition"), in connection with the exercise by Cadim Acquisition of the exchange rights associated with the 3,972,446 common units in our Operating Partnership held by Vornado PS. Simultaneous with the issuance of the common shares to Cadim Acquisition, we cancelled all of the common units exchanged for the common shares.

     The Vornado PS and Cadim Acquisition exchanges of common units for common shares resulted in an increase in our ownership of our Operating Partnership by 29.8%. The transaction price recorded for the units purchased was our common share price on the date of notices from Vornado PS and Cadim Acquisition (May 23, 2003 -- $6.37 per share) of the exercising of their respective exchange rights. The difference between the transaction price and the book value of these equity accounts at the Operating Partnership level has been recorded as a reduction of the carrying value of our real estate and other assets as follows: a reduction in minority interest reflected in our consolidated balance sheet of $76.5 million, an increase in our shareholder's equity of $50.6 million and a reduction in real estate and other assets of $25.9 million. The determination of the allocation of this reduction was based on our estimate of the fair market value of each asset.

     Other Recent Developments

     On March 19, 2003, we purchased all of our prior joint venture partner's ownership interest in the entity that owns Bank One Center which made us the sole owner of the property at that time. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that was to be released to the joint venture partner upon the satisfaction of certain post-closing obligations of the joint venture partner (and in all events on the first anniversary of the closing date). The joint venture partner had continued to provide certain development services through November 3, 2003 for a monthly fee. As of December 31, 2003, the $0.5 million escrow has been released to the joint venture partner. Simultaneous with this transaction, the joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

     On March 25, 2003, we, The Prime Group, Inc. ("PGI") and one of PGI's affiliates entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997. Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Enterprise industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against a third party relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will be placed in an escrow to be used to fund the estimated environmental remediation costs. This indemnification agreement has been further amended to provide that we will be responsible for the first $0.5 million of costs as further described in "Certain Relationships and Related Transactions." As of December 31, 2003, a total of $0.3 million of this amount had been paid.

     On July 17, 2003, we entered into a lease agreement with a tenant at an industrial property located at 1051 North Kirk Road in Batavia, Illinois, whereby the tenant has an option to purchase the property on December 31, 2009 for $4.1 million, by providing written notice to us by December 31, 2008.

     On September 24, 2003, we entered into a lease agreement with a tenant at an industrial property located at 343 Carol Lane in Elmhurst, Illinois, whereby the tenant has an option to purchase the property on February 1, 2008 for $1.5 million, by providing written notice to us by August 1, 2007.

     On October 10, 2003 we sent a letter to Louis G. Conforti, our Co-President and Chief Financial Officer, terminating his employment agreement under the provision of the agreement providing for termination without cause. On October 17, 2003, we and Mr. Conforti entered into an agreement regarding separation and release pursuant to which, in exchange for a full release from Mr. Conforti, Mr. Conforti received payments accelerated by approximately 30 days and in accordance with the terms of his employment agreement, for (a) his severance of $560,000, (b) a pro-rata bonus of $140,712, (c) 30 days of base salary compensation and (d) five weeks of accrued vacation.

     On October 29, 2003, we hired Richard M. FitzPatrick as our Chief Financial Officer and concurrently entered into an employment contract with him.

Segment Reporting Data

     See Note 17 - Segment Reporting to our Consolidated Financial Statements for a discussion of our operating segment data for the years ended December 31, 2003, 2002 and 2001.

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

Services Company

     We provide certain services requested by tenants through our Services Company. As a Taxable REIT Subsidiary, our Services Company can provide services to tenants of our properties, even if these services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from the properties to be treated as other than rents from real property. Our Services Company provides leasing and property management services to the unconsolidated joint venture that owns Bank One Center and in 2003 provided leasing and property management services for our 180 North LaSalle Street property. In January 2004, concurrent with acquiring fee title to our 180 North LaSalle Street property, our Operating Partnership replaced our Services Company as its leasing and managing agent.

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

     We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the state in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at December 31, 2003 and 2002). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties in order to force the tenant to submit a hazardous waste closure plan to the Illinois Environmental Protection Agency. In January 2004, the court ruled that the tenant did not have to submit a hazardous waste closure plan under applicable regulations. The litigation against the environmental consultant continues. As previously discussed, this indemnification agreement has been amended to provide that we will be responsible for the first $0.5 million of costs as further described in "Certain Relationships and Related Transactions."

     We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all of the cost associated with the environmental remediation and the tenant has purchased the property. The second property is in the remediation program sponsored by the state in which it is located and the previous owner placed in an escrow account $0.8 million (the maximum cost the previous owner has agreed to pay), which was used in the clean up of the property. A no further remediation letter from the Illinois Environmental Protection Agency approving the completion of the remediation work has been obtained for this property. Accordingly, we do not anticipate any material liability related to these environmental matters.

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

     We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of the environmental assessments of our properties have revealed any environmental liability that, after giving effect to the contractual indemnities and escrows described above, we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our financial condition could be further adversely affected.

     Our IBM Plaza office property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in IBM Plaza is not friable and no remediation of the asbestos is necessary.

     Costs of Compliance with Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements, however, we may incur additional costs to fully comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our capital and operating resources could be further adversely affected.

     Other Regulations. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require us to make significant unanticipated expenditures and could have an adverse effect on our net income and our capital and operating resources.

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

     The Terrorism Act defines the term "act of terrorism" as any act that is certified by the Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States, to be a violent act or an act that is dangerous to human life, property or infrastructure, to have resulted in damage within the United States, or outside the United States in the case of an air carrier or vessel or the premises of a United States mission, and to have been committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as part of an effort to coerce the civilian population of the United States or to influence the policy or affect the conduct of the United States Government by coercion. The Terrorism Act also provides that no terrorist act that is part of the course of war, as declared by Congress, will be certified as an "act of terrorism".

     The Terrorism Act provides that prior terrorism exclusions in property and liability insurance policies became null and void to the extent of the definition of "act of terrorism".

     On March 22, 2003, we obtained new property insurance policies consisting of (i) a primary policy covering the first $100.0 million of physical damage to the properties in our portfolio (the "Primary Policy") and (ii) several layers of excess property insurance in an aggregate amount of $450.0 million covering physical property damages to our properties in excess of our Primary Policy (the "Excess Policies"). Our Primary Policy and Excess Policies include insurance for acts of Terrorism as a covered loss, although the word "Terrorism" is not defined. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.

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

     We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance (the "Liability Policies") in amounts and limits that are similar to other property owners in geographic areas similar to that of our properties. Our Liability Policies include coverage for acts of Terrorism as a covered loss although the word "Terrorism" is not defined. Additionally, we maintain workers compensation and employers liability insurance in compliance with statutory limits and requirements. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.

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

Employees

     As of December 31, 2003, we had approximately 148 full-time employees. We believe that our relations with our employees are satisfactory.

Available Information

     We make available, free of charge, on our Internet website, www.pgrt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with the United States Securities and Exchange Commission. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation, and governance and nominating committees are also available, free of charge, on our Internet website, and are available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations Representative, 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601.

ITEM 2.  PROPERTIES

General

     We own 13 office properties and 30 industrial properties located in the Chicago metropolitan area. This includes Continental Towers, Rolling Meadows, Illinois, on which we own a second mortgage note which results in a controlling financial interest in this property and we therefore consolidate its operations. Our properties located in the Chicago metropolitan area accounted for all of our rental revenue and tenant reimbursements revenue for the year ended December 31, 2003. In addition, we own a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive in downtown Chicago, a 30% subordinated common interest in a joint venture which owns a 1,497,472 square foot office building located at 131 S. Dearborn Street in downtown Chicago, known as Bank One Center and a 23.1% common interest in a venture which owns a 385,274 square foot office property located in Phoenix, Arizona.

     Our management team has developed or redeveloped a significant number of office properties, such as 77 West Wacker Drive, 180 North LaSalle Street, and Bank One Center, all located in downtown Chicago. In the course of such activities, we have acquired experience across a broad range of development and redevelopment projects. Bank One Center, located in downtown Chicago, is a Class A office tower containing an aggregate of 1,497,472 rentable square feet. The building is 72.2% leased and includes three anchor tenants; Bank One, NA, Citadel Investment Group L.L.C. ("Citadel") and Holland & Knight. As an inducement to consummate the Citadel lease, we agreed to reimburse Citadel for its financial obligations related to a 161,488 square foot lease obligation at an office tower located at One North Wacker Drive in downtown Chicago. We have mitigated a portion of this obligation by subleasing the space at One North Wacker Drive. We have reflected a liability related to this obligation, net of our estimates of proceeds from estimated future subleases. This is included in liabilities for leases assumed on our balance sheet and is periodically adjusted to reflect the effects signed subleases have upon our estimates.

     We own approximately 217.4 acres of developable land and have rights to acquire approximately 1.3 acres of additional developable land. However, we do not currently anticipate commencing any new development projects in the near future.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utilities and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants' first year of occupancy ("Base Year") or a negotiated amount approximating the tenants' pro rata share of these expenses ("Expense Stop"). In the latter cases, the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Most of the leases for our industrial properties are written on either (i) a net basis, with tenants paying their proportionate share of real estate taxes, insurance, utilities and other operating expenses as additional rent or (ii) a triple net lease basis, with the tenants paying all of the real estate taxes, insurance, utilities and other operating expenses for the property.

Properties

     The following table sets forth certain information relating to each of our properties. Through the Operating Partnership and other subsidiaries, we own a 100% interest in all of the office and industrial properties, except for the unconsolidated joint venture properties identified below.





                                                                                       Net        Percentage
                                                                    Year Built/     Rentable     Occupied as
                                                  Location           Renovated     Square Feet   of 12/31/03
                                          ---------------------------------------------------------------------

Office Properties:
IBM Plaza (1)                                Chicago, IL            1971           1,364,811          89.2%
Continental Towers (2)                       Rolling Meadows, IL    1977 thru        925,887          72.9%
                                                                     1981/2001
208 South LaSalle Street                     Chicago, IL            1914/1956/       866,108          87.8%
                                                                    1982/1991
33 West Monroe Street (3)                    Chicago, IL            1980             852,075          21.2%
180 North LaSalle Street                     Chicago, IL            1982/1999        766,424          78.9%
800-810 Jorie Boulevard                      Oak Brook, IL          1961/1992        191,666         100.0%
4343 Commerce Court                          Lisle, IL              1989             165,685          91.9%
740-770 Pasquinelli Drive                    Westmont, IL           1986             109,975          99.0%
1600-1700 167th Street                       Calumet City, IL       1981              64,929          81.1%
280 Shuman Blvd.                             Naperville, IL         1979              65,329          89.1%
Enterprise Center II                         Westchester, IL        1999              62,619          86.7%
1301 E. Tower Road                           Schaumburg, IL         1992              50,400         100.0%
7100 Madison Avenue                          Willowbrook, IL        1999              50,157         100.0%
                                                                                 ------------------------------
Office properties subtotal                                                         5,536,065          75.1%
                                                                                 ------------------------------


(1) The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with an option to extend the term for an additional twenty-five years.

(2)  We hold a  mortgage  note  receivable  on this  office  property  and  have
     consolidated  the  underlying   property   operations  because  we  receive
     substantially all of the economic benefits of the property's operations.

(3) A portion of the land underlying this property is leased for a term expiring on April 30, 2048.





                                                                                     Net        Percentage
                                                                 Year Built/      Rentable      Occupied as
                                               Location          Renovated       Square Feet   of 12/31/03
                                          -------------------------------------------------------------------

Industrial Properties:

Warehouse/Distribution Facilities:
  425 E. Algonquin Road                    Arlington Heights, IL   1978            304,506          100.0%
  1455 Sequoia Drive                       Aurora, IL              2000            257,600           78.6%
  200 S. Mitchell                          Addison, IL             1981            152,200          100.0%
  11045 Gage Avenue                        Franklin Park, IL       1970/1992       136,600          100.0%
  4248, 4250 and 4300 Madison Street       Hillside, IL            1980            127,129           87.7%
  1051 N. Kirk Road                        Batavia, IL             1990            120,004          100.0%
  4211 Madison Street                      Hillside, IL            1977/1992        90,344          100.0%
  4160-4190 W. Madison Street              Hillside, IL            1974/1992        79,532          100.0%
  342-346 Carol Lane                       Elmhurst, IL            1989             67,935          100.0%
  200 E. Fullerton Avenue                  Carol Stream, IL        1968/1995        66,254          100.0%
  555 Kirk Road                            St. Charles, IL         1990             62,400          100.0%
  370 Carol Lane                           Elmhurst, IL            1977/1994        60,290          100.0%
  550 Kehoe Blvd.                          Carol Stream, IL        1997             44,575          100.0%
  1543 Abbott Drive                        Wheeling, IL            1983             43,930          100.0%
  388 Carol Lane                           Elmhurst, IL            1979             40,502          100.0%
  343 Carol Lane                           Elmhurst, IL            1989             30,084          100.0%
  350 Randy Road                           Carol Stream, IL        1974             25,200           87.5%
  11039 Gage Avenue                        Franklin Park, IL       1965/1993        21,935          100.0%
  1401 S. Jefferson Street                 Chicago, IL             1965/1985        17,265            0.0%

Overhead Crane/Manufacturing Facilities:
Chicago Enterprise Center                  Chicago, IL
                                                                    1916/1991-1996
  13535-A S. Torrence Avenue                                                       385,345          100.0%
  13535-B S. Torrence Avenue                                                       242,199            0.0%
  13535-C S. Torrence Avenue                                                        99,333          100.0%
  13535-D S. Torrence Avenue                                                        77,325          100.0%
  13535-E S. Torrence Avenue                                                        50,983          100.0%
  13535-F S. Torrence Avenue                                                        56,486          100.0%
  13535-G S. Torrence Avenue                                                        55,213            0.0%
  13535-H S. Torrence Avenue                                                        73,442           58.7%
East Chicago Enterprise Center             East Chicago, IN
                                                                    1917/1991-1997
  4407 Railroad Avenue - Building 2                                                169,435           17.1%
  4407 Railroad Avenue - Building 3                                                291,550           52.9%
  4407 Railroad Avenue - Building 4                                                 87,484           98.1%
  4635 Railroad Avenue                                                              14,070            0.0%
Hammond Enterprise Center                  Hammond, IN             1920-1952
  4507 Columbia Avenue                                                             256,595          100.0%
  4527 Columbia Avenue (2)                                                          16,701           64.0%
  4531 Columbia Avenue                                                             250,266           99.2%
                                                                               ------------------------------
Industrial properties subtotal                                                   3,874,712           81.4%
                                                                               ------------------------------
Portfolio total                                                                  9,410,777           77.7%
                                                                               ==============================

Unconsolidated Joint Venture Office
   Properties:
Bank One Center (3)                        Chicago, IL             2002          1,497,472           67.7%
77 West Wacker Drive (4)                   Chicago, IL             1992            944,556           91.0%
Thistle Landing (5)                        Phoenix, AZ             1999            385,274           57.2%





(2)  This property is an office building within the Hammond Enterprise Center.

(3) We own a 30% subordinated common ownership interest in a joint venture that owns this office property.

(4) We own a 50% common ownership interest in a joint venture that owns this office property.

(5) We own a 23.1% common ownership interest in a joint venture that owns this office property.

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

     The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 1999, 2000, and 2001. The Service's examination included the review of certain transactions involving our acquisition of the IBM Plaza office property located in Chicago, Illinois, which was reported on the examined returns as acquired in connection with a nontaxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive.

     On June 19, 2003, the Service issued a "60-day letter" to us regarding this issue which stated that we had 60 days to file a protest of the Service's position. We then issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On July 25, 2003, the Service issued preliminary reports proposing adjustments for the years ending December 31, 2000 and 2001 resulting from the 1999 Transaction. On
January 5, 2004, the Service issued a "60-day letter" to us regarding the proposed adjustments for the years ended December 31, 2000 and 2001, which stated that we had 60 days to file a protest of the Service's position. We plan to issue protest letters protesting the proposed adjustments. For a more detailed description of this matter, please see Note 14 - Commitments and Contingencies to our Consolidated Financial Statements.

     We are a defendant in various other legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

     Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 10, 2004, the reported closing sale price on the NYSE was $6.60, and there were 23,670,522 common shares outstanding held by approximately 2,850 holders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the distributions we paid for the years ended December 31, 2003 and 2002:



                                                                 Cash
                                                             Distributions
                              High              Low           Paid (1)(2)
                        -----------------------------------------------------

Fiscal Year 2003
First quarter                 $ 5.44         $ 4.61                  -
Second quarter                  6.95           5.19                  -
Third quarter                   7.00           6.00                  -
Fourth quarter                  6.55           5.97                  -

Fiscal Year 2002
First quarter                 $ 9.85         $ 6.80                  -
Second quarter                  8.36           4.05                  -
Third quarter                   6.66           4.10                  -
Fourth quarter                  5.30           4.26                  -



(1) No distributions were declared or paid for the four quarters of 2003 or 2002.

(2) In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our Charter, this distribution is deemed to be a quarterly distribution which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares.

     Due to a number of factors, including our capital resources and requirements, our Board decided not to pay a distribution on the common shares and units during 2003. (See "Business - Business Strategies - Liquidity and Capital Requirements.") Any future distributions on our common shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed in 2004 or thereafter. Distributions on our common shares and common units are not permitted unless all current and any accumulated distributions on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment. After (i) payment of the fourth quarter 2002 Series B distribution referred to above and (ii) the accrual of the first quarter 2004 distribution, we will be in arrears for five quarters of Series B Share distributions for a total of $11.3 million and we can give no assurances as to the timing and amounts of distributions on our preferred shares of beneficial interest in future periods.

     Equity Compensation Plans. For a discussion of our equity compensation plans see the information contained in "Security Ownership of Certain Beneficial Owners and Management - Equity Compensation Plan Information" of this report.

     Recent Sales of Unregistered Securities

     Concurrent with the completion of our initial public offering, the Operating Partnership issued an aggregate of 9,994,310 common units to PGI, Primestone (a joint venture of PGI and a third party contributor) and certain members of management in exchange for property contributions and cash. On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS") acquired the 7,944,893 common units held by Primestone in a foreclosure auction. Vornado PS subsequently transferred 3,972,446 of these units to Cadim Acquisition LLC ("Cadim Acquisition").

     On June 11, 2003, we issued to Vornado PS in connection with the exercise by Vornado PS of the exchange rights associated with its units, 3,972,447 of our common shares in accordance with the terms of the common units and pursuant to the Securities Act of 1933, as amended, in reliance on the exemption from registration set forth in Section 4(2) thereof. Simultaneous with the issuance of the common shares to Vornado PS, we cancelled the 3,972,447 common units in our Operating Partnership held by Vornado PS which were exchanged for the common shares.

     On June 13, 2003, we issued to Cadim Acquisition, in connection with the exercise by Cadim Acquisition of certain exchange rights associated with its units, 3,972,446 of our common shares in accordance with the terms of the common units and pursuant to the Securities Act of 1933, as amended, in reliance on the exemption from registration set forth in Section 4(2) thereof. Simultaneous with the issuance of the common shares to Cadim Acquisition, we cancelled the 3,972,446 common units in our Operating Partnership held by Cadim Acquisition which were exchanged for the common shares.

     As of December 31, 2003, and subject to our 9.9% ownership limitation, we have an aggregate of 3,076,586 limited partner common units outstanding, all of which are exchangeable in accordance with their terms for common shares.

     We issued no other common shares in 2003.

 ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.


                                                            Year ended December 31
                                             2003         2002        2001        2000      1999
                                         ---------------------------------------------------------
                                               (Dollars in thousands, except per share amounts)

 Statements of Operations Data (1)
 Revenue:
 Rental...............................   $   99,149  $    95,568 $    96,928 $  102,548   $90,787

Lease termination fees................       32,123        2,313         416      1,403     4,940
 Tenant reimbursements................       58,252       57,002      56,036     53,212    38,370
 Other property revenues..............        4,918        5,047       5,681      5,954     8,251
 Mortgage note interest...............            -            -           -      4,864     6,926
 Services Company revenue.............        2,923        7,366       7,219          -         -
                                         ---------------------------------------------------------
    Total revenue.....................      197,365      167,296     166,280    167,981   149,274

 Expenses:
 Property operations..................       43,630       43,503      44,307     42,686    34,468
 Real estate taxes....................       35,546       36,026      32,974     32,115    27,275
 Depreciation and amortization........       36,882       29,519      28,806     25,949    26,910
 General and administrative...........        9,681        9,794       9,085     10,359     7,565
 Services Company operations..........        2,582        4,811       6,898          -         -
 Provision for asset impairment.......       45,353        7,952      20,337      1,000         -
 Severance costs......................          701        2,525           -          -         -
 Strategic alternative costs..........          485        1,561       3,289        717         -
         Loss on tax indemnification..            -          189       1,191          -         -
 Loss on land development option......            -            -           -          -       600
                                         ----------------------------------------------------------
 Total expenses.......................      174,860      135,880     146,887    112,826    96,818
                                         ----------------------------------------------------------

 Operating income.....................       22,505       31,416      19,393     55,155    52,456
 Other (expense) income...............         (953)       2,190       4,587      7,513     1,569
 Interest:
    Expense...........................      (53,386)     (36,977)    (38,886)   (42,897)  (32,547)
    Amortization of deferred
 financing costs......................       (7,539)      (4,064)     (3,638)    (6,153)   (2,318)
                                         ----------------------------------------------------------
 (Loss) income from continuing
    operations before minority              (39,373)      (7,435)    (18,544)    13,618    19,160
    interests.........................
 Minority interests...................        1,054        8,895      11,323      (561)    (2,674)
                                         ----------------------------------------------------------
 (Loss) income from continuing
    operations........................      (38,319)       1,460     (7,221)     13,057    16,486
 Discontinued operations, net of
    minority interests of $(1,113),
    $21,818, $(1,962), $(2,442) and
    $(5,164) in 2003, 2002, 2001,
    2000 and 1999, respectively.......        2,748      (31,138)     2,870       3,946     7,407
                                         ----------------------------------------------------------
 (Loss) income before (loss) gain
    on sales of real estate and
    cumulative effect of change
    in accounting principles..........      (35,571)     (29,678)    (4,351)     17,003    23,893
 (Loss) gain on sales of real
    estate, net of minority
    interests of  $84, $660, $(118),
    $786 and $(22,095) in 2003,
    2002, 2001, 2000 and 1999,
    respectively......................         (646)        (943)       174     (1,271)    30,955
 Cumulative effect of change in
    accounting principles, net of
    minority interests of $218 in
    2001 and $1,140 in 2000 (2).......            -            -       (321)    (1,843)         -
                                         ----------------------------------------------------------
 Net (loss) income....................      (36,217)     (30,621)    (4,498)    13,889     54,848
 Net income allocated to preferred
    shareholders......................       (9,000)     (11,280)   (12,150)   (12,147)   (12,103)
                                         ----------------------------------------------------------
 Net (loss) income available to
    common shareholders...............   $  (45,217)  $  (41,901) $ (16,648) $   1,742  $  42,745
                                         ==========================================================




                                                            Year ended December 31
                                             2003        2002        2001        2000         1999
                                         --------------------------------------------------------------

Basic earnings available to common
  shares per weighted-average common
  share (3)
(Loss) income from continuing operations  $ (2.35)   $  (0.62)    $ (1.24)     $ 0.06        $  0.28
Discontinued operations, net of minority
  interests.............................     0.13       (1.99)       0.18        0.25           0.49
(Loss) gain on sales of real estate, net
  of minority interests..................   (0.03)      (0.06)       0.01       (0.08)          2.05
Cumulative effect of change in
  accounting principles, net of minority
  interests.............................        -           -       (0.02)      (0.12)             -
                                         --------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial
  interest -basic....................... $  (2.25)    $ (2.67)    $ (1.07)     $ 0.11        $  2.82
                                         ==============================================================
Diluted earnings available to common
  shares per weighted-average common
  share (3)
(Loss) income from continuing operations $  (2.35)   $  (0.62)    $ (1.24)     $ 0.06        $  0.28
Discontinued operations, net of minority
  interests.............................     0.13       (1.99)       0.18        0.25           0.49
(Loss) gain on sales of real estate, net
  of minority interests..................   (0.03)      (0.06)       0.01       (0.08)          2.04
Cumulative effect of change in
  accounting principles, net of minority
  interests.............................        -           -       (0.02)      (0.12)             -
                                         --------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial interest-diluted........... $  (2.25)   $  (2.67)    $ (1.07)     $ 0.11        $  2.81
                                         ==============================================================







                                                            Year ended December 31
                                             2003        2002        2001        2000         1999
                                         --------------------------------------------------------------
                                                            (Dollars in thousands)

Balance Sheet Data
Real estate assets, exclusive of
  property held for or under development
  and property held for sale and before
  accumulated depreciation..............  $  867,021  $1,338,325  $1,206,516  $1,180,206   $1,151,094
Total assets............................     948,781   1,410,181   1,527,649   1,439,093    1,444,175
Mortgage notes payable, credit
  facilities, construction financing and     572,820     904,438     925,136     799,171      799,171
  bonds payable.........................
Total liabilities.......................     663,640   1,064,099   1,076,737     924,124      901,767
Minority interests......................      21,803     100,643     128,806     153,206      169,070
Series A Preferred Shares...............           -           -      40,000      39,850       39,703
Shareholders' equity....................     263,338     245,439     282,106     321,913      333,635








                                                  --------------------------------------------------------------
                                                                     Year ended December 31
                                                     2003         2002         2001        2000        1999
                                                  ------------ ------------ ----------- ----------- ------------

Cash Flow and Operating Data
Funds from operations (4)....................     $   (1,085)    $(29,924)     $ 15,786   $  40,462  $   52,295

Cash flow provided by (used in):
   Operating activities......................         29,286       42,320        52,810      64,393     106,296
   Investing activities......................        324,321      (75,951)     (144,744)    (26,248)   (439,793)
   Financing activities......................       (336,799)      42,849        73,248     (32,787)    306,907
   Ratio of earnings to combined fixed charges
     and preferred share distributions (5)...              -            -             -           -           -
Office Properties:
   Square footage............................      5,536,065    6,281,263     7,807,576   7,955,524   8,049,941
   Occupancy (%).............................           75.1         91.5          92.0        95.7        95.0
Industrial Properties:
   Square footage............................      3,874,712    3,874,712     3,914,712   4,187,030   5,146,668
   Occupancy (%).............................           81.4         84.4          81.7        93.2        84.3
Unconsolidated Joint Venture Properties:
   Square footage............................      2,827,302    2,831,943     1,421,658   1,330,604   1,330,604
   Occupancy (%).............................           74.1         39.9          81.9        90.3        70.5




(1) Information for the years ended December 31, 2002, 2001, 2000 and 1999 have been restated for the reclassification of the operations of properties, in which we sold 100% of our ownership interest during 2003 and 2002, from continuing operations to discontinued operations.

(2) In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the easements were granted. In addition, the Services Company previously recognized 100% of leasing commissions at the time of lease signing. However, half of the commission amounts are subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled which usually occurs within twelve months of the lease signing. In determining the periods over which we would recognize revenue under SAB 101, we took into consideration factors such as the expected life of physical structures constructed on easement sites at our properties and other factors that provided an indication of the periods of active use of the easements by the respective grantees. These periods range from five to ten years. We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2003, 2002 and 2001, respectively, we recognized $0.3 million, $0.3 million and $0.3 million of other income (a portion of which is included in other property revenues in the consolidated statement of operations) previously recorded in 1999.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment (realized loss) of $0.5 million in net income, and a transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the Financial Accounting Standards Board ("FASB") issued final guidance on the accounting for options used as hedges under SFAS 133. This guidance is pursuant to Derivatives Implementation Group ("DIG") Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on the balance sheet. On September 1, 2001, we adopted G20 for its interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, will be recorded in the other accumulated comprehensive income.

(3)  Net  income  available  per  weighted-average  common  share of  beneficial interest-basic equals net income divided by 20,105,183, 15,673,544, 15,630,586, 15,408,822 and 15,141,630 common shares for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Net income available per weighted-average share of beneficial interest-diluted equals net income divided by 20,105,183, 15,673,544, 15,630,586, 15,539,337 and
     15,208,911, common shares for the year ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

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

(5) The ratios of earnings to combined fixed charges and preferred share distributions were computed by dividing earnings by combined fixed charges and preferred share distributions. For this purpose, earnings consist of income (loss) before minority interests, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs and preferred share distributions. Our 2003, 2002, 2001, 2000 and 1999 earnings were insufficient to cover fixed charges by approximately $52.1 million, $48.7 million, $54.6 million, $12.8 million and $0.9 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

     The following is our consolidated quarterly summary of operations for 2003:







                                                                            Year ended December 31, 2003
                                                       -----------------------------------------------------------------------
                                                                        Fourth        Third        Second          First
                                                           Total        Quarter      Quarter       Quarter        Quarter
                                                       -----------------------------------------------------------------------
                                                                      (in thousands, except per share amounts)

Total revenue......................................       $  197,365  $   33,306     $    45,850  $   45,043   $     73,166
Total expenses.....................................          174,860      69,496          35,957      35,077         34,330
                                                       -----------------------------------------------------------------------
Operating income (loss)............................           22,505     (36,190)          9,893        9,966        38,836
Other income (expense).............................             (953)     (3,684)            366        1,723           642
Interest:
   Expense.........................................          (53,386)     (9,695)        (13,928)     (14,464)      (15,299)
   Amortization of deferred financing costs........           (7,539)     (3,562)         (1,027)      (1,328)       (1,622)
                                                       -----------------------------------------------------------------------
(Loss) income from continuing operations before
   minority interests..............................          (39,373)    (53,131)         (4,696)      (4,103)       22,557
Minority interests.................................            1,054       6,370             804        2,238        (8,358)
                                                       -----------------------------------------------------------------------
(Loss) income from continuing operations...........          (38,319)    (46,761)         (3,892)      (1,865)       14,199
Discontinued operations, net of minority interests
   in  the amount of $(10) in the fourth quarter,
   $(2) in the third quarter, $(627) in the second
   quarter and  $(474) in the first quarter........            2,748          76              16        1,984           672
                                                       -----------------------------------------------------------------------
(Loss) income before loss on sales of real
   estate  ........................................          (35,571)    (46,685)         (3,876)         119        14,871
Loss on sales of real estate, net of minority
   interest of $84 in the fourth quarter...........             (646)       (646)              -            -             -
                                                       -----------------------------------------------------------------------
Net (loss) income..................................          (36,217)    (47,331)         (3,876)         119        14,871
Net income allocated to preferred shareholders.....           (9,000)     (2,250)         (2,250)      (2,250)       (2,250)
                                                       -----------------------------------------------------------------------
Net (loss) income available to common shareholders.       $  (45,217)   $(49,581)    $    (6,126) $    (2,131)  $    12,621
                                                       =======================================================================

Basic and diluted earnings available to common
  shares per weighted average common share
 (Loss) income from continuing operations..........       $    (2.35)   $  (2.07)    $     (0.26) $     (0.24)  $      0.76
 Discontinued operations, net of minority interests             0.13           -               -         0.12          0.04
 Loss on sales of real estate, net of minority
   interests.......................................            (0.03)      (0.03)              -            -             -
                                                       -----------------------------------------------------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest - basic and
  diluted..........................................       $    (2.25)   $  (2.10)    $     (0.26) $     (0.12)  $      0.80
                                                       =======================================================================
Weighted average common shares--basic and diluted
                                                              20,105      23,665          23,665       17,379        15,713
                                                       =======================================================================
Distributions paid per common share................                -           -               -            -             -
                                                       =======================================================================




     The following is our consolidated quarterly summary of operations for 2002:

                                                                         Year ended December 31, 2002 (1)
                                                        --------------------------------------------------------------------
                                                                        Fourth        Third       Second         First
                                                            Total       Quarter      Quarter      Quarter       Quarter
                                                        --------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)


Total revenue.......................................       $  167,296    $   40,947   $   43,100  $   41,481    $   41,768
Total expenses......................................          135,880        33,352       32,554      34,061        35,913
                                                        --------------------------------------------------------------------
Operating income....................................          135,880        33,352       32,554      34,061        35,913
                                                               31,416         7,595       10,546       7,420         5,855
Other income........................................            2,190           450          493         410           837
Interest:
   Expense..........................................          (36,977)       (9,958)      (9,934)     (8,424)       (8,661)
   Amortization of deferred financing costs.........           (4,064)       (1,755)        (933)       (682)         (694)
                                                        --------------------------------------------------------------------
(Loss) income from continuing operations before
   minority interests...............................           (7,435)       (3,668)         172      (1,276)       (2,663)
Minority interests..................................            8,895         2,467          967       1,876         3,585
                                                        --------------------------------------------------------------------
Income (loss) from continuing operations............            1,460        (1,201)       1,139         600           922
Discontinued operations, net of minority interests
   in  the amount of $8,474 in the fourth quarter,
   $(322) in the third quarter, $784 in the second
   quarter and  $12,882 in the first quarter........          (31,138)      (12,054)         533        (903)      (18,714)
                                                        --------------------------------------------------------------------
(Loss) income before loss on sales of real
   estate  .........................................          (29,678)      (13,255)       1,672        (303)      (17,792)
Loss on sales of real estate, net of minority
   interest of $34 in the fourth quarter, $408 in
   the  second quarter and $218 in the first quarter             (943)          (48)           -        (580)         (315)
                                                        --------------------------------------------------------------------
Net (loss) income...................................          (30,621)      (13,303)       1,672        (883)      (18,107)
Net income allocated to preferred shareholders......          (11,280)       (2,250)      (2,450)     (3,381)       (3,199)
                                                        --------------------------------------------------------------------
Net loss available to common shareholders...........       $  (41,901)  $   (15,553)  $     (778)$    (4,264)  $   (21,306)
                                                        ====================================================================

Basic and diluted earnings available to common
  shares per weighted average common share
 Loss from continuing operations....................    $      (0.62)   $    (0.22)   $   (0.08) $     (0.18)  $     (0.14)
 Discontinued operations, net of minority interests.           (1.99)        (0.77)        0.03        (0.06)        (1.19)
 Loss on sales of real estate, net of minority
   interests........................................           (0.06)            -            -        (0.04)        (0.02)
                                                        --------------------------------------------------------------------
Net loss available per weighted-average common
  share of beneficial interest - basic and diluted..    $      (2.67)  $    (0.99)    $   (0.05) $     (0.28)  $     (1.35)
                                                        ====================================================================
Weighted average common shares--basic and diluted              15,674      15,675        15,675       15,674        15,664
                                                        ====================================================================
Distributions paid per common share.................    $            - $        -     $       -  $         -   $         -
                                                        ====================================================================



(1) Reclassifications of information for the year ended December 31, 2002 related to the operations of properties sold during 2003 from continuing operations to discontinued operations have been made.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 13 office properties, containing an aggregate of 5.5 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. In addition, we own 217.4 acres of developable land and have joint venture interests in three office properties containing an aggregate of 2.8 million rentable square feet.

     All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

     Our 2003 results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic occupancy and rental rates. The unforeseen demise of Arthur Andersen LLP put a significant amount of additional pressure on our cash flow, liquidity and earnings during 2003. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings come on line in the next few years, the additional supply may continue to add to the challenge.

     Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of each quarter of 2003 and at the end of 2002:



                                                           Portfolio Occupancy
                            December 31,      September 30,        June 30,      March 31,      December 31,
                                2003               2003              2003           2003            2002
                           ---------------- ------------------- -------------- --------------- ----------------

Office                           75.1%            75.9%               76.0%          81.4%            91.5%
Industrial                       81.4             77.2                79.9           83.0             84.4
                           ---------------- ------------------- -------------- --------------- ----------------
Portfolio Total                  77.7%            76.5%               77.6%          82.0%            88.8%
                           ================ =================== ============== =============== ================

Unconsolidated Joint
  Venture Properties             74.1%            74.2%               73.9%          65.6%            39.9%
                           ================ =================== ============== =============== ================


     Office occupancy has been significantly affected since December 31, 2002 by the February 2003 terminations of the Arthur Andersen leases. Excluding our 33 West Monroe Street office building, which was Arthur Andersen's corporate offices, the overall office occupancy was 82.1% at December 31, 2003 and the portfolio occupancy was 81.8%.

     It should also be noted that the Bank One Center office building (included in investments in unconsolidated entities) was placed in service late in 2002 and is still in the lease-up phase with occupancy at December 31, 2003 of 67.7%.

2003 Business Summary

     For 2003, our focus was on:

o    retiring or refinancing debt which had maturity dates in 2003 and 2004;
o    reducing our overall debt levels;
o    stabilizing portfolio cash flow;
o    reducing operating costs;
o    aggressively pursuing leasing transactions; and
o    continuing to explore strategic alternatives.

     Below is a summary of several of the activities we undertook in 2003 in keeping with these objectives.

o We reduced our outstanding indebtedness by $331.6 million to $572.8 million at the end of the year from $904.4 million at the beginning of the year, including the retirement of $145.2 million of high interest rate debt.
o We purchased our prior partner's interest in the Bank One Center joint venture in March 2003 and then subsequently, in October 2003, sold a 70% interest in the joint venture to a new partner for $105.0 million.
o We sold our National City Center office property in Cleveland, Ohio for $80.0 million.
o We refinanced the first mortgage and mezzanine loan secured by our IBM Plaza office property with $195.0 million of new financing.
o We negotiated and received $33.5 million of lease termination fees from Arthur Andersen LLP.
o We commenced 53 new and expansion office leases totaling 1,238,283 square feet and we renewed 49 office leases totaling 329,053 square feet.
o We commenced six new and expansion industrial leases totaling 322,736 square feet and we renewed two industrial leases totaling 56,804 square feet.

     In addition to our day-to-day operational focus, we continued to evaluate strategic alternatives in consideration of any/all opportunities to enhance shareholder value. On February 13, 2004, we extended the engagement of one of our investment banks, Wachovia Capital Markets, LLC through December 24, 2004.

Key Performance Indicators

     We evaluate the performance of our reportable segments based on the occupancy percentages and operating profit of the respective property segment which includes rental revenue, tenant reimbursement revenue, property operations expense and administrative expenses and the allocation of corporate overhead expenses. We also use other metrics such as gross rent, net occupancy, tenant retention, percent of property operating expenses recovered, results of tenant satisfaction surveys and net effective rent, in analyzing individual tenant lease agreements.

     In addition to net income under generally accepted accounting principles, we use funds from operations, which is a measurement tool common among real estate investment trusts for measuring profitability.

     Results of Operations

     Comparison of the Year ended December 31, 2003 to the Year Ended December 31, 2002

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







                                                   Total Portfolio                                  Same Store Portfolio
                                 ----------------------------------------------------  ---------------------------------------------
                                                             Increase/       %                                 Increase/        %
(Dollars in thousands)              2003          2002      (Decrease)     Change         2003        2002      (Decrease)    Change
-------------------------------- ------------ ------------- ---------- ------------  ----------- ------------ ----------- --------

Property revenues                $162,319    $ 157,617     $   4,702         3.0%  $ 135,228    $ 158,266    $  (23,038)    (14.6)%
Lease termination fees             32,123        2,313        29,810     1,288.8      32,123        2,313        29,810   1,288.8
Services Company revenues           2,923        7,366        (4,443)      (60.3)          -            -            -         -
                                 ------------ ------------- ---------- ------------ ----------- ------------ ----------- --------
 Total revenues                   197,365      167,296        30,069        18.0     167,351      160,579        6,772        4.2

Property operating expenses        79,176       79,529          (353)       (0.4)     70,463       80,379       (9,916)     (12.3)
Depreciation and amortization      36,882       29,519         7,363        24.9      29,484       28,903          581        2.0
General and administrative          9,681        9,794          (113)       (1.2)          -            -            -         -
Services Company operations         2,582        4,811        (2,229)      (46.3)          -            -            -         -
Provision for asset impairment     45,353        7,952        37,401       470.3      43,405        1,749       41,656    2,381.7
Severance costs                       701        2,525        (1,824)      (72.2)          -            -            -         -
Strategic alternative costs           485        1,561        (1,076)      (68.9)          -            -            -         -
Loss on tax indemnification             -          189          (189)     (100.0)          -            -            -         -
                                 ------------ ------------- ---------- ------------ ----------- ------------ ----------- --------
 Total expenses                   174,860      135,880        38,980        28.7     143,352      111,031       32,321       29.1
                                 ------------ ------------- ---------- ------------ ----------- ------------ ----------- --------
Operating income                   22,505       31,416        (8,911)      (28.4)     23,999       49,548      (25,549)     (51.6)
Other (expense) income               (953)       2,190        (3,143)     (143.5)          -            -            -         -
Interest:
 Expense                          (53,386)     (36,977)      (16,409)       44.4     (30,907)     (31,857)         950        3.0
 Amortization of deferred
    financing costs                (7,539)      (4,064)       (3,475)       85.5      (2,352)      (2,625)         273       10.4
                                 ------------ ------------- ---------- ------------ ----------- ------------ ----------- --------
(Loss) income from continuing
 operations before minority
 interests                        (39,373)      (7,435)      (31,938)      429.6   $  (9,260)  $   15,066    $ (24,326)    (161.5)%
                                                                                   =========== ============ =========== ==========

Minority interests                  1,054        8,895        (7,841)      (88.2)
                                 ------------ ------------- ---------- ------------
Income (loss) from continuing     (38,319)       1,460       (39,779)   (2,724.6)
 operations
Discontinued operations, net of
 minority interests                 2,748      (31,138)       33,886      (108.8)
                                 ------------ ------------- ---------- ------------
Loss before loss on sales of
 real estate                      (35,571)     (29,678)       (5,893)       19.9
Loss on sales of real
 estate, net of minority interest    (646)        (943)          297       (31.5)
                                 ------------ ------------- ---------- ------------
Net loss                         $(36,217)   $  (30,621)   $  (5,596)       18.3%
                                 ============ ============= ========== ============

       Property Revenues. The decrease of $23.0 million in property revenues in the same store portfolio resulted primarily from the termination of leases with Arthur Andersen LLP at two of our office properties, which accounted for $15.4 million of the total. In addition, other decreases included $3.9 million due to the expiration of leases at various office properties, a decrease of $1.1 million due to a decrease in tenant reimbursement revenue as a result of a decrease in expenses at two of our office buildings, $1.1 million due to tenant bankruptcies at three industrial properties and $0.5 million due to the early termination of leases at two of our industrial properties.

     The increase of $4.7 million in 2003 property revenues in the total portfolio included $27.5 million of revenues generated from Bank One Center, offset by the previously described changes in the same store portfolio. The Bank One Center property was placed in service in November 2002 with tenant lease commencements in January, February and April 2003. We have recorded revenue from January 1, 2003 through October 8, 2003 (admittance of our joint venture partner) for this property. Subsequent to October 8, 2003, we recorded this investment under the equity method of accounting.

     Lease Termination Fees. The increase of $29.8 million in lease termination fees was primarily due to the February 2003 termination of Arthur Andersen's leases at two of our office properties, which resulted in $31.2 million of revenue, after deducting outstanding receivables (including deferred rent receivable). We expect that future property revenues may continue to be affected by early lease terminations if economic conditions do not improve or if they worsen.

     Services Company Revenues. The decrease of $4.4 million in Services Company revenues during 2003 was primarily due to our recognition of development fee income of $4.2 million in 2002 related to the development of a build-to-suit industrial building.

     Property Operating Expenses. The decrease of $9.9 million in property operating expenses in the same store portfolio was primarily due to a $5.0 million decrease in operating expenses resulting from the termination of Arthur Andersen's leases at two Chicago office properties, $4.1 million of which related to real estate taxes, a $1.2 million decrease in property level administrative costs as a result of staffing reductions, a $0.8 million decrease due to fewer repairs and maintenance being performed at our Chicago office properties in 2003, a $0.7 million decrease in bad debt expense from 2002 and a $0.7 million decrease resulting from adjustments to the estimates of the 2002 real estate taxes. In addition, 2002 results included a $0.8 million adjustment in the previously estimated real estate tax expense for a Chicago office property for 2001, which also contributed to the decrease in property operating expenses.

     The decrease in property operating expenses in the total portfolio included Bank One Center's operating expenses totaling $8.5 million, which is net of amounts capitalized of $4.1 million related to vacant space, offset by the previously described changes in the same store portfolio.

     Depreciation and Amortization. The increase of $7.4 million in depreciation and amortization in the total portfolio in 2003 was attributable primarily to $5.9 million of depreciation and amortization related to the portion of the Bank One Center building in which tenant leases commenced in 2003 and therefore the related tenant improvement and leasing cost amortization began. In addition, we recorded a write-off of $0.4 million of unamortized tenant improvements and leasing commissions associated with the Arthur Andersen LLP lease termination. This latter item also accounted for the principal variance in depreciation and amortization for the same store portfolio.

     General and Administrative. General and administrative expenses decreased $0.1 million primarily due to decreases in salaries and benefits and professional fees which were partially offset by an increase in corporate insurance costs, principally directors' and officers' liability insurance.

     Services Company Operations. The decrease of $2.2 million in the Services Company's operating expenses was primarily due to a decrease in the income tax provision by $1.3 million due to the decrease in revenue from 2002. The remaining difference was primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services which were discontinued in March 2002.

     Provision for Asset Impairment. Provision for asset impairment represents impairment losses associated with certain operating and development properties in reducing their net book value to their current estimated value. The increase in the provision for asset impairment is primarily due to a $43.4 million impairment loss related to our 33 West Monroe Street office property, as our anticipated hold period for the property was reduced based upon our decision to pursue a sale or joint venture transaction during 2004. We also recorded an asset impairment of $1.0 million related to costs associated with a development project, which we determined no longer had value as the development is on hold, and a $0.9 million asset impairment related to the sale of a 70% interest to a new partner in the entity that owns the Bank One Center office building. In 2002, we recorded a $5.7 million asset impairment related to various development projects we abandoned and a $1.7 million asset impairment related to an asset associated with an industrial property as it was determined that the asset no longer had value. In addition, we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity.

     Severance Costs. For 2003, we recorded severance costs of $0.7 million resulting from the termination of Mr. Louis G. Conforti as our Chief Financial Officer and, for 2002, we recorded severance costs of $2.5 million resulting from the resignations of Mr. Michael W. Reschke and Mr. Richard S. Curto as well as a reduction of corporate management and support staff.

     Other (Expense) Income. The decrease in other (expense) income during 2003 of $3.1 million was primarily due to a $2.6 million loss associated with our equity investment in the Bank One Center joint venture for the period from October 8, 2003 through the end of the year. As distributions to our partner in this joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. Also contributing to the decrease was a decrease of $0.4 million in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances.

     Interest Expense. The increase in interest expense of $16.4 million in the total portfolio is primarily due to an increase of $9.2 million related to interest expense previously capitalized for projects under development, an increase of $11.9 million due to Bank One Center being completed and placed in service and an increase of $1.6 million related to increased average debt outstanding, offset by a decrease of $5.0 million resulting from the refinancing of our IBM Plaza property and a decrease of $1.3 million due to lower rates on our variable rate debt.

     The decrease in interest expense of $1.0 million in the same store portfolio resulted primarily from a decrease of $6.0 million due to the refinancing of our IBM Plaza property and a decrease of $1.1 million due to lower rates on our variable rate debt, offset by an increase of $4.7 million related to interest expense previously capitalized for projects under development and an increase of $1.6 million due to exit fees and underwriting expenses relating to the refinancing of the IBM Plaza property and accrual for our 180 North LaSalle Street office property.

     Amortization of Deferred Financing Costs. The increase in amortization of deferred financing costs of $3.5 million in the total portfolio is primarily due to an increase of $1.1 million related to the write-off of financing fees associated with the refinancings in March and October 2003 related to financings secured by the Bank One Center office property, offset by a $2.4 million reduction in the amount of amortized financing fees capitalized for projects under development.

     Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the year ended December 31, 2003 compared to 2002, we incurred lower expenses in connection with our continuing review of strategic alternatives.

     Discontinued Operations. Discontinued operations reflect net income (loss) (including provisions for asset impairment) and gain/(loss) on sales of real estate for operating properties sold. Discontinued operations for 2003 include the results for National City Center, which was sold in June 2003. This includes operating income of $2.6 million and a gain on the sale of this property of $1.2 million. Discontinued operations for 2002 includes the results for National City Center and various other properties sold in 2002. This includes provisions for asset impairment of $56.6 million and a net loss on sales of real estate of $3.2 million, offset by $6.8 million of operating income from the properties and is net of $21.8 million of these amounts attributable to our operating partnership's minority interest holders. See Note 9 - Discontinued Operations to our Consolidated Financial Statements for further discussion of the impairment provisions.

     Comparison of the Year ended December 31, 2002 to the Year Ended December 31, 2001

     The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 14 Office Properties and 29 Industrial Properties acquired or placed in service on or prior to January 1, 2001.





                                                   Total Portfolio                                     Same Store Portfolio
                                 ----------------------------------------------------  ---------------------------------------------
                                                              Increase/       %                                 Increase/      %
(Dollars in thousands)              2002          2001      (Decrease)     Change         2002        2001      (Decrease)  Change
-------------------------------- ------------ ------------- ------------ ------------  ----------- ------------ ----------- --------

Property revenues                $ 157,617    $  158,645    $ (1,028)         (0.6)%   $ 157,374   $ 158,554      (1,180)     (0.7)%
Lease termination fees               2,313           416       1,897         456.0         2,313         392       1,921     490.1
Services Company revenues            7,366         7,219         147           2.0            --          --          --        --
                                 ------------ ------------- ------------ ------------  ----------- ------------ ----------- --------
 Total revenues                    167,296       166,280       1,016           0.6       159,687     158,946         741       0.5

Property operating expenses         79,529        77,281       2,248           2.9        80,200      75,961       4,239       5.6
Depreciation and amortization       29,519        28,806         713           2.5        28,735      28,054         735       2.6
General and administrative           9,794         9,085         709           7.8             -           -           -         -
Services Company operations          4,811         6,898      (2,087)        (30.3)            -           -           -         -
Provision for asset impairment       7,952        20,337     (12,385)        (60.9)        1,749           -       1,749         -
Severance costs                      2,525             -       2,525            -              -           -           -         -
Strategic alternative costs          1,561         3,289      (1,728)        (52.5)            -           -           -         -
Loss on tax indemnification            189         1,191      (1,002)        (84.1)            -           -           -         -
                                 ------------ ------------- ------------ ------------  ----------- ------------ ----------- --------
 Total expenses                    135,880       146,887     (11,007)         (7.5)      110,738     104,015       6,723       6.5
                                 ------------ ------------- ------------ ------------  ----------- ------------ ----------- --------
Operating income                    31,416        19,393      12,023          62.0        48,949      54,931      (5,982)    (10.9)
Other income                         2,190         4,587      (2,397)        (52.3)            -           -           -         -
Interest:
 Expense                           (36,977)      (38,886)      1,909          (4.9)      (31,617)    (37,301)      5,684      15.2
 Amortization of deferred
    financing costs                 (4,064)       (3,638)       (426)         11.7        (2,598)     (1,909)       (689)    (36.1)
                                 ------------ ------------- ------------ ------------  ----------- ------------ ----------- --------
(Loss) income from continuing
 operations before minority
 interests                          (7,435)      (18,544)     11,109         (59.9)    $  14,734   $  15,721        (987)     (6.3)%
                                                                                       =========== ============ =========== ========
Minority interests                   8,895        11,323      (2,428)        (21.4)
                                 ------------ ------------- ------------ ------------
Income (loss) from continuing
 operations                          1,460        (7,221)      8,681        (120.2)
Discontinued operations, net of
 minority interests                (31,138)        2,870     (34,008)     (1,184.9)
                                 ------------ ------------- ------------ ------------
Loss before (loss) gain on sales
 of real estate and cumulative
 effect of change in accounting
 principle                         (29,678)       (4,351)    (25,327)        582.1
(Loss) gain on sales of real
  estate, net of minority interest    (943)          174      (1,117)       (642.0)
Cumulative effect of change in
 accounting principles, net of
 minority interest                       -          (321)        321        (100.0)
                                 ------------ ------------- ------------ ------------
Net loss                         $ (30,621)   $   (4,498)  $ (26,123)        580.8%
                                 ============ ============= ============ ============

     Property Revenues. The decrease in property revenues was primarily due to the expiration of a lease at a suburban office property in 2001 ($1.5 million), net of re-leasing of a portion of the space in 2002. The expiration of a lease at a Chicago office property also contributed a decrease of $0.9 million, net of additional property revenues generated from the subsequent re-leasing of a portion of the space in 2002. In addition, the expiration of a lease at another Chicago office property resulted in a decrease to property revenues of $0.8 million. These were offset by a $1.6 million increase in property revenues as a result of an increase in straight-line rent in 2002 in conjunction with the bankruptcy of a tenant at an industrial property in 2001. We wrote-off the remaining deferred rent receivable balance (related to straight-line rent), as of the date of the bankruptcy.

     Lease Termination Fees. The increase in lease termination fees was primarily due to the 2002 terminations of leases at a Chicago office property and an industrial property, which resulted in $1.3 million and $0.9 million of revenue, respectively.

     Services Company Revenues. The increase in Services Company revenues during 2002 was primarily due to our recognition of development fee income of $4.2 million related to the development of a build-to-suit industrial building. This increase was partially offset by decreased leasing and consulting income of $1.4 million and decreased construction and painting revenue of $2.5 million during 2002 due to the Company's discontinuance of providing third party brokerage and tenant construction services in March 2002.

     Property Operating Expenses. The increase in property operating expenses in the same store portfolio was primarily due to a $3.8 million increase in real estate taxes principally resulting from the change in the assessed valuation of two Chicago office and two industrial properties. In addition, security coverage increased $0.5 million and property insurance increased by $1.1 million from 2001 due to increased premiums as a result of the events of September 11, 2001. These increases were partially offset by a $1.0 million decrease in utilities expenses primarily as a result of lower occupancy levels and efficiencies achieved from changes in service providers. In addition, property level general and administrative expenses decreased by $0.6 million as a result of reallocations of staff responsibilities in conjunction with staffing reductions.

     The increase in property operating expenses in the total portfolio included the previously described changes in the same store portfolio but was offset by a decrease in property operating expenses associated with properties sold prior to January 1, 2002.

     Depreciation and Amortization. The increase of $0.7 million in depreciation and amortization during 2002 compared to 2001 was primarily due to additional tenant improvements and lease commissions associated with new leasing at our properties offset by the write-off of undepreciated tenant improvements and unamortized lease commissions in 2001 associated with a bankrupt tenant at an industrial property.

     General and Administrative. For 2002 compared to 2001, our general and administrative expenses increased $0.7 million primarily due to an increase in professional fees and corporate insurance costs, principally directors' and officers' liability insurance increases, which were partially offset by a decrease in salaries and benefits.

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

     Provision for Asset Impairment. Provision for asset impairment represents the write-down of certain operating properties, development properties and investments in unconsolidated entities to their current estimated value. The decrease in the provision for asset impairment is primarily due to recording a $15.1 million impairment in 2001 to reflect the effect of the then impending assignment of our interest in a development to our joint venture partner based upon our decision not to participate in the development. We also recorded $5.7 million and $4.9 million in asset impairments related to various development projects we abandoned in 2002 and 2001, respectively. In 2002, we also recorded a $1.7 million asset impairment related to an asset associated with an industrial property as it was determined that the asset no longer had value, and we transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in this unconsolidated entity.

     Severance Costs. In 2002, we recorded severance costs of $2.5 million resulting from the resignations of Mr. Michael W. Reschke and Mr. Richard S. Curto and the reduction of corporate management and support staff.

     Loss on Tax Indemnification. The $1.0 million change is due to a decrease in expense related to tax indemnity payments incurred due to the sale of certain properties covered by tax indemnities with the prior owner. See Note 14 - Commitments and Contingencies to our Consolidated Financial Statements for a further discussion concerning these tax indemnities.

     Other Income. The decrease in other income during 2002 of $2.4 million was primarily due to a decrease of $1.9 million in interest income earned on restricted cash due to lower interest rates and lower restricted cash balances. A decrease during 2002 in income earned from an unconsolidated entity of $0.5 million also contributed to the overall decrease in other income.

     Interest Expense. The decrease in interest expense of $1.9 million for the total portfolio is primarily due to lower interest rates on our variable rate debt of $4.2 million, a decrease of $3.5 million relating to loan repayments and a decrease of $2.0 million due to the refinancing of several office and industrial properties, offset by an increase of $3.7 million for a reduction in the amount of interest capitalized for projects under development and an increase of $4.1 million related to increased average debt outstanding. The decrease in interest expense of $5.7 million in the same portfolio resulted primarily from a decrease in interest expense of $3.6 million due to lower rates on our variable rate debt, a decrease of $1.9 million due to the refinancing of several office and industrial properties and $0.2 million related to lower average debt outstanding.

     Strategic Alternative Costs. These costs consist primarily of professional and investment banking fees. For the 2002 compared to 2001, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

     Discontinued Operations. In accordance with SFAS 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued Operations" for both periods presented. The decrease in the results is primarily due to the impairment losses included in discontinued operations in 2002 (net of the minority interest effect), which include $33.6 million related to assets sold during the second quarter when the anticipated hold period was reduced based upon our decision to sell certain non-core suburban office properties, $22.1 million related to the National City Center office property based upon our decision to exit the Cleveland market, which shortened our anticipated hold period for the property and $0.8 million related to an office property sold during the fourth quarter based upon our decision to exit the Tennessee market.

Liquidity and Capital Resources

     Recent Developments. In December 2002, our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. On February 13, 2004, we entered into an engagement letter with one of these advisors, Wachovia Securities, extending their engagement through December 24, 2004. The engagement of our other financial advisor expired in December 2003.

     Our continuing goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy (See "Business - Business Strategy"). There can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) to repay debt, provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, and/or distribute them to our shareholders and the common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

     Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions, and service our debt and other long-term liabilities. Net cash provided from operations represents our primary source of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

     In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our Charter, this distribution is deemed to be a quarterly distribution which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the fourth quarter 2002 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions. We currently do not anticipate declaring or paying distributions on our common shares/units for 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2004 to comply with the annual REIT distribution requirements.

     We can give no assurances that if any capital transactions are completed on terms favorable to us or otherwise pursuant to our pursuit of strategic alternatives, distributions on our common shares and common units will be resumed either during 2004 or thereafter, or that we will be able to pay future distributions on our Series B Shares. After (i) payment of the fourth quarter 2002 Series B Shares' distribution referred to above and (ii) the accrual of the first quarter 2004 Series B Shares' distribution, we will be in arrears for five quarters of Series B Share distributions for a total of $11.3 million.

     Our anticipated cash flows from operations are not expected to be sufficient to fund our anticipated short and long-term capital needs. This is principally a result of the current operating results of certain of our properties, including our office property located at 33 West Monroe Street. This property's principal tenant was Arthur Andersen LLP which terminated its lease with us in February 2003. As a result of this termination, the operating income from this property is not sufficient to fund the property's operating costs and debt service. In addition, we anticipate substantial costs would need to be incurred to release the vacant space at this property in excess of an existing escrow established at the time of the lease termination for this purpose. We have funded $8.1 million of the 2003 operating deficits at this property from an escrow established at the time of receipt of Arthur Andersen LLP's lease termination payment. We are currently pursuing various capital transactions concerning this property including a sale or joint venture. We can provide no assurance that we will be able to complete a capital transaction with respect to this property, or if one is completed, if it will be on terms which are favorable to us.

     During 2004, we anticipate the need to fund significant capital expenditures to retenant space that has been vacated or is anticipated to be vacated during the year. In addition, we continue to incur and pay certain costs and expenses related to Bank One Center consisting principally of the funding of a sublease obligation in connection with the lease of an anchor tenant. We recorded a liability related to this obligation which had a balance of $8.7 million at December 31, 2003, net of estimated future subleasing. We anticipate these will be funded out of an existing escrow, which contained $12.7 million at December 31, 2003, for this purpose.

     The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. We did not comply with certain of these ratios with respect to two of our mezzanine loans and the letter of credit facility supporting our industrial revenues bonds for the quarter ended December 31, 2003 and do not expect to comply for the quarter ended March 31, 2004. We have obtained waivers and modifications of these requirements for these periods. Compliance with these covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

     At December 31, 2003, we had $89.3 million of outstanding debt maturing in 2004, including $60.0 million maturing in January 2004 secured by our 180 North LaSalle Street property, $5.6 million maturing in May 2004 secured by our 1455 Sequoia Drive property and $23.7 million maturing in November 2004 secured by our 33 West Monroe Street, 208 South LaSalle Street and Jorie Plaza properties. We refinanced the $60.0 million loan in January 2004, and are in discussions with the other two existing lenders with respect to extensions or refinancing of the remaining maturing indebtedness. If the necessary extensions or refinancings are not consummated with existing lenders, we may have discussions with other lending sources. If this indebtedness is not extended, or repaid, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our common shareholders.

     The following tables disclose our contractual obligations and commercial commitments as of December 31, 2003:





                                                                                Payments Due by Period
                                                                               (dollars in thousands)
                                                         ----------------------------------------------------
                                                           Less than         1-3         3-5        More than
Contractual Obligations (A)                     Total         1 Year        Years        Years       5 Years
-------------------------------------------------------------------------------------------------------------

Mortgages and notes payable (B)             $  547,920  $   94,037     $ 266,714   $   49,186    $ 137,983
Bonds payable (C)                               24,900           -             -       24,900            -
Capital lease obligations                          294         294             -            -            -
Operating lease obligations                     10,643       2,604         3,902        2,350        1,787
Tenant improvement allowances (D)               10,973      10,973             -            -            -
Liabilities for leases
   assumed and lease reimbursement
   obligations (E)                              87,226      12,946        22,732       18,096       33,452
Loan exit fees                                   1,069       1,069             -            -            -
                                        ---------------------------------------------------------------------
Total contractual cash
   obligations                              $  683,025  $  121,923     $ 293,348   $   94,532    $ 173,222
                                        =====================================================================


(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed in "Liquidity and Capital Resources".

(B) See Note 4 - Mortgage and Notes Payable, Bonds Payable and Construction Financing to our Consolidated Financial Statements for further detail on interest rates and other terms.

(C) The scheduled maturity date for our tax-exempt bonds is 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds which, if not extended or replaced, would accelerate the maturity of the bonds.

(D) We have escrows of $4.4 million that may be utilized to fund these obligations.

(E) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $67.7 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $12.7 million to fund a portion of this contractual amount.




                                                                             Amount of Commitment
                                                                             Expiration Per Period
                                                                            (dollars in thousands)
                                                       --------------- ------------- ------------ --------------
               Other                       Total            Less                                      More
             Commercial                   Amounts           Than           1-3           3-5          Than
            Commitments                  Committed         1 Year         Years         Years        5 Years
------------------------------------- ---------------- --------------- ------------- ------------ --------------

Standby letters of credit                $  28,741        $   3,500      $       -    $  25,241    $      -
Guarantees (A)                               5,406              600          1,200        1,200       2,406
Unconsolidated joint ventures (B)          160,035            2,785          7,366       12,363     137,521
Tax indemnifications (C)                    70,462              (C)            (C)          (C)           -
Series B preferred shares (D)                  (D)           20,250         18,000       18,000         (D)
                                       ---------------- -------------- ------------ ------------ --------------
Total commercial commitments             $ 264,644        $  27,135      $  26,566    $  56,804    $139,927
                                       ================ ============== ============ ============ ==============


(A) Included is a guarantee for $5.4 million as of December 31, 2003 to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The joint venture would need to make cash escrow deposits to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. Our joint venture partner is the guarantor to the counterparty related to this collar agreement. If our joint venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid.

     We also have a 30.0% subordinated interest in a real estate joint venture, which we account for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $247.5 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

     In addition, we have a 23.1% interest in a real estate venture, which we account for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $70.5 million is all remaining indemnity properties had been sold as of December 31, 2003. The amount of certain indemnities decreases by 10% each calendar year with the first decrease beginning in the calendar year following the period ending December 31, 1998. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

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

     Tenant Concentration. The following represents our five largest tenants in 2003 based on gross revenue (excluding termination fee income and discontinued operations) recognized during 2003 (in thousands of dollars):



                                        Gross
                                        Tenant         % Of Total Company
              Tenant                   Revenue             Revenue
  -----------------------------------------------------------------------
  Jenner & Block                     $  13,381               6.8%
  IBM Corporation                        8,663               4.4
  ST Holdings, Inc.                      6,367               3.2
  Accenture                              5,582               2.8
  ABN AMRO                               5,512               2.8
                                 ----------------------------------------
                                     $  39,505              20.0%
                                 ========================================

     If one or more of the tenants listed above were to experience financial difficulties and cease paying rent, our cash flow and earnings would likely be negatively impacted in the near term. The extent and length of this would be impacted by several factors, including:

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

     We received net proceeds of $15.7 million, which includes the return of real estate tax and capital escrows of $2.5 million, and is net of transaction costs, adjustments for prorations, repayment of the property's first mortgage debt of $63.7 million and payment of a loan exit fee of $1.0 million. We used $8.1 million of the net proceeds to pay down a portion of our mezzanine debt with Fleet National Bank which is secured by the property. We used the remaining $7.6 million, plus $0.2 million of additional funds, to pay down one of the SCPG loans (including accrued interest of $1.7 million and an extension fee of $0.2 million) and extended the maturity dates of both the SCPG loans until January 12, 2004.

     On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary that owns the Bank One Center office building. At the closing, our partner made a cash contribution to the joint venture of $106.4 million (which includes $1.4 million retained by the joint venture as working capital) in exchange for 70% of the membership interests in the joint venture. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by our partner and distributed to us when the joint venture leases an additional 40,000 square feet of space in the property. Upon closing, the joint venture, in turn, distributed $105.0 million to us.

     After closing prorations and funding certain required closing escrows and costs, we received approximately $323.0 million in net proceeds from the transaction, of which $293.2 million was used to retire outstanding construction and mezzanine indebtedness secured by the property of $169.8 million and $80.7 million, respectively, and $42.7 million of which we used to repay in full our outstanding indebtedness to SCPG, including accrued interest, and the remainder of which we have retained for working capital.

     Preferred Shares. Our Board suspended the payment of dividends is 2002 in anticipation of the Company's need for liquidity for dealing with its maturing indebtedness, its capital needs for property level expenditures in retenanting its vacant office and industrial space and capital needs for the completion of the Bank One Center development project. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our Charter, this distribution is deemed to be a quarterly distribution which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the fourth quarter 2002 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. After (i) payment of the fourth quarter 2002 Series B distribution referred to above and (ii) the accrual of the first quarter 2004 Series B Shares' distribution, we will be in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are outstanding. The term of any Trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment.

     Under the terms of a $11.8 million mezzanine note payable collateralized by our 33 West Monroe Street property and a $11.9 million mezzanine note payable collateralized by three of our other properties we are required to limit the amount of distributions that can be paid on our preferred and common shares and units to a maximum of 90% of funds from operations (as defined in the relevant loan documents) for each calendar year. For purposes of this limitation distributions on Series B Shares are assumed to have occurred whether or not they are actually paid. In March 2004, this provision was modified such that provisions for asset impairment and writeoffs of deferred financing fees (other than due to regular amortization) are excluded from the computation of funds from operations beginning with the quarter ended December 31, 2003.

     Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Mr. Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Stephen J. Nardi, the Chairman of our Board. The terms of these agreements are discussed in Note 14 - Commitments and Contingencies to our Consolidated Financial Statements.

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

     Indebtedness. Our aggregate indebtedness was $572.8 million at December 31, 2003. This indebtedness had a weighted average maturity of 3.7 years and bore interest at a weighted average interest rate of 5.71% per annum. At December 31, 2003, $200.0 million, or 34.9%, bore interest at a fixed rate, and $372.8 million, or 65.1% of this indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $372.8 million of variable rate debt, $338.3 million was subject to various interest rate protection agreements.

     Interest Rate Protection Agreements. We have entered into the following interest rate cap agreements:



                                              Notional Amount
                                                   as of
                                              December 31,      Capped LIBOR    Effective Date   Expiration
            Loan Associated with                  2003             Rate              Date
--------------------------------------------- ---------------- -------------- --------------- ---------------

180 North LaSalle Street,
   REMIC Certificate A (1)                     $  60,000,000         7.25%           3/01/01         1/15/04
33 West Monroe Street
   First Mortgage Loan (2)                        67,000,000         6.50            1/31/03        10/31/04
Jorie Plaza & 208 South LaSalle Street
   Mezzanine Loan (3)                             11,900,000         7.50            7/01/03        11/15/04
33 West Monroe Street
   Mezzanine Loan                                 11,900,000         4.50           11/15/03        11/15/04
None (4)                                         230,000,000         7.40            1/22/02         1/05/04
IBM Office Plaza
   First Mortgage/Mezzanine Loans                195,000,000         6.60            2/21/03         3/15/06



(1) This expired on January 15, 2004, concurrent with the refinancing of the underlying loan.
(2) The original notional amount of this interest rate cap was $67.0 million. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge and will be marked-to-market through earnings each period. The impact of the change in value for 2003 was nominal.
(3) In June 2003, this agreement was extended to January 15, 2004 and the notional amount was reduced to $11.9 million as $8.1 million of the underlying loan hedged by this derivative instrument and secured by the National City Center property was repaid upon sale of the property.
(4) The interest rate cap agreement related to the Bank One Center office property expired on January 5, 2004. As previously discussed, the underlying  loan  was  refinanced  concurrent  with  the  October  8,  2003 admittance of our joint venture partner to the entity which owns this property. See Note 4 - Mortgages and Notes Payable, Bonds Payable and Construction Financing to our Consolidated Financial Statements for further explanation.

     No amounts were received under the terms of any of the interest rate protection agreements in 2003.

     Debt Repayments. Scheduled principal payments were made totaling $37.7 million and the total loans repaid for the year ended December 31, 2003 were $586.4 million resulting in total debt repaid for the year of $625.0 million including a total of $177.1 million that was refinanced. See Note 4 - Mortgages and Notes Payable, Bonds Payable and Construction Financing to our Consolidated Financial Statements for further explanation.

     Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2003, 2002 and 2001, our tenant improvements and leasing commissions averaged $37.75, $26.94 and $31.16, respectively, per square foot of newly-leased office space totaling 427,756, 70,969 and 338,013 square feet, respectively, $16.85, $13.18 and $9.09, respectively, per square foot of office leases renewed by existing tenants totaling 303,965, 277,248 and 309,685 square feet, respectively, and $1.78, $0.00 and $3.83, respectively, per square foot of newly-leased industrial space totaling 215,267, 154,275 and 160,085 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.42 per square foot. For 2003, we incurred $5.0 million of capital improvement expenditures, and we expect to incur a similar amount for 2004.
Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.

Historical Cash Flows






                                                                 Year ended December 31
                                            -----------------------------------------------------------
                                                                              Increase/
                                                  2003           2002        (Decrease)   % Change
                                            -----------------------------------------------------------
                                                                 (dollars in thousands)

Operating Activities
Net loss                                    $  (36,217)   $    (30,621)  $    (5,596)        (18.3)
Amortization of discount on notes payable          343             290            53          18.3
Amortization of costs for leases assumed         2,968             836         2,132         255.0
   Net equity in loss (income) of
     unconsolidated investments                  2,249            (810)        3,059        (377.7)
   Depreciation and amortization                41,453          39,295         2,158           5.5
   Provision for asset impairment               45,353          64,525       (19,172)        (29.7)
   (Gain) loss on sales of real estate            (496)          4,814        (5,310)       (110.3)
   Minority interests                              (23)        (31,373)       31,350          99.9
   Changes in operating assets and
     liabilities                               (26,344)         (4,636)      (21,708)        468.2
                                            -----------------------------------------------------------
Net cash provided by operating
   activities                               $   29,286    $     42,320   $   (13,034)        (30.8)
                                            ===========================================================
Investing Activities
   Expenditures for real estate and
     equipment                              $  (76,883)   $  (124,054)   $    47,171          38.0
   Proceeds from sales of real estate          430,254         26,596        403,658       1,517.7
   Leasing costs                               (20,201)       (13,770)        (6,431)        (46.7)
   (Increase) decrease in restricted
     cash escrows                              (13,483)        13,187        (26,670)        202.2
   Proceeds from joint ventures                      -         22,969        (22,969)        100.0
   Net distributions from (contributions
     to) unconsolidated entities                 4,634           (879)         5,513        (627.2)
                                            ------------------------------------------------------------
Net cash provided by (used in) investing
   activities                               $  324,321    $   (75,951)   $   400,272         527.0
                                            ============================================================

Financing Activities
   Financing costs                          $  (4,838)    $    (2,950)   $    (1,888)        (64.0)
   Proceeds from mortgages and notes          195,000          20,448        174,552         853.6
     payable
   Repayment of mortgages and notes
     payable                                 (318,763)        (35,310)      (283,453)       (802.8)
   Repayment of bonds payable                       -         (27,150)        27,150        (100.0)
   Proceeds from construction financing        97,155          102,561        (5,406)         (5.3)
   Repayment of construction financing       (305,353)               -      (305,353)            -
   Series A preferred share repurchases             -          (5,000)         5,000        (100.0)
   Dividends paid to Series B preferred
     shareholders                                   -          (9,000)         9,000        (100.0)
   Dividends paid to Series A preferred
     shareholder                                    -            (750)           750        (100.0)
                                            ------------------------------------------------------------
Net cash (used in) provided by financing
activities                                  $(336,799)   $     42,849   $   (379,648)       (886.0)
                                            ============================================================


     Operating Activities. Operating activities provided $29.3 million of cash flow in 2003 as compared to $42.3 million in 2002, a decrease of $13.0 million. This decrease was primarily due to:

o the payment of accrued interest in 2003 of $20.0 million principally associated with the sale and/or refinancing of several of our assets;
o a $15.2 million loss of income in 2003 related to the sale of our National City Center office property in June 2003 and the sale of various other properties in 2002 (See Note 15 - Property Acquisitions, Placed in Service and Dispositions to our Consolidated Financial Statements for a listing of the properties we sold in 2002); and
o a $12.0 million loss of income in 2003 as compared to 2002 resulting from the termination of Arthur Andersen's lease at our 33 West Monroe Street office property; offset by
o    a $33.5 million lease termination fee received in 2003 from Arthur Andersen
     LLP.

     Investing Activities. During 2003, investing activities provided $324.3 million of cash, as compared to utilizing $76.0 million in 2002. The 2003 investing activities were primarily comprised of:

o $323.0 million of proceeds from the admittance of our Bank One Center joint venture partner in October 2003;
o $79.2 million of proceeds from the sale of our National City Center office property in June 2003; and
o a $4.4 million distribution from the 77 West Wacker Drive joint venture; offset by
o $76.9 million of expenditures for real estate and equipment primarily related to construction costs for our Bank One Center office property;
o $20.2 million of leasing costs principally related to the payment of liabilities for leases assumed associated with the Citadel Reimbursement Obligation of $7.7 million and leasing commissions associated with leasing activity at our properties; and
o a net increase in our deposits to restricted cash escrow accounts principally consisting of a $33.5 million deposit required by our lender in connection with the February 2003 Arthur Andersen LLP lease termination, net of a partial release of these funds during 2003 for a $7.0 million debt reduction payment and $8.1 million to fund operating deficits at our 33 West Monroe Street property, and the release of $5.0 million of previously restricted escrows on sold properties.

     The 2002 investing activities were primarily comprised of:

o $124.1 million of expenditures for real estate and equipment primarily related to construction costs for our Bank One Center office property and
o $13.8 million of leasing costs paid primarily related to our Bank One Center office property, offset by
o a $22.9 million payment received from our joint venture partner for the assignment of our interest in a joint venture relating to a parcel of developable land located in Chicago, Illinois;
o $16.1 million of proceeds from the sale of suburban office properties in June 2002;
o    $9.9  million of  proceeds  from the sale of two land  parcels in  February
     2002; and
o a $13.2 million decrease in restricted cash escrows primarily related to the use of escrows in our purchase of a portion of industrial bonds for $23.3 million and the retirement of $3.9 million in bonds as a result of the sale of our Tennessee property, net of an additional $7.7 million funding into an escrow associated with the construction of the Bank One Center office property and a $6.2 million increase to the escrows related to the Citadel Reimbursement Obligation.

Financing Activities. During 2003, financing activities utilized $336.8 million of cash, as compared to proceeds in 2002 of $42.8 million. The 2003 financing activities were primarily comprised of:

o    a repayment of mortgage and notes payable of $318.8 million consisting of:


     o $72.9 million of first mortgage and mezzanine financing secured by National City Center with the proceeds from the sale of the property;
     o $177.1 million of first mortgage and mezzanine financing secured by our IBM Plaza property with $195.0 million of new financing; and
     o $64.3 million of payments reduced the principal balance of several loans (See Note 4 - Mortgages and Notes Payable, Bonds Payable and Construction Financing to our Consolidated Financial Statements for a further discussion of these transactions);
     o    $4.5 million of principal amortization payments and


o a repayment of construction financing of $305.4 million (which includes 2003 construction draws of $22.2 million) consisting primarily of:

     o a $61.7 million mezzanine loan (which includes $0.9 million of additional interest added to the loan), plus accrued interest, with the proceeds of a new $75.0 million mezzanine loan; and
     o $169.5 million of construction financing secured by Bank One Center and the $75.0 million of mezzanine financing discussed above and refinancing proceeds from our sale of an interest in Bank One Center.

No distributions were paid on the Series B shares or common shares in 2003.

     The 2002 financing activities were primarily comprised of:

o an additional $102.6 million of construction financing associated with the development of Bank One Center and o new indebtedness of $20.0 million from SCPG, offset by
o    a repayment of two notes payable in the amount of $24.5 million;
o    $10.5 million of principal amortization payments;
o a purchase of $27.2 million of industrial development revenue bonds utilizing the escrows previously securing letters of credit related to the bonds;
o a payment of $0.8 million of dividends to the Series A Preferred shareholders and the subsequent $5.0 million repurchase by our Operating Partnership of our Series A Preferred shares; and
o a payment of $9.0 million of dividends to the Series B Preferred shareholders, which were subsequently suspended beginning in the fourth quarter of 2002.




                                                                 Year ended December 31
                                            ----------------------------------------------------------
                                                                                 Increase/
                                                  2002           2001          (Decrease)  Change
                                            ----------------------------------------------------------
                                                                 (dollars in thousands)

Operating Activities
Net loss                                    $    (30,621)   $    (4,498)   $  (26,123)       (580.8)%
Amortization of discount on notes payable            290              -           290         100.0
Amortization of costs for leases assumed             836            767            69           9.0
   Net equity in income of unconsolidated
     investments                                    (810)        (1,770)          960          54.2
   Depreciation and amortization                  39,295         42,047        (2,752)         (6.5)
   Unrealized loss on derivatives                      -            230          (230)       (100.0)
   Provision for asset impairment                 64,525         21,837        42,688         195.5
   Loss (gain) on sales of real estate             4,814           (292)        5,106       1,748.6
   Minority interests                            (31,373)        (9,461)      (21,912)       (231.6)
   Cumulative effect of change in
     accounting principle                              -            539          (539)       (100.0)
   Changes in operating assets and
     liabilities                                  (4,636)         3,411        (8,047)       (235.9)
                                            ---------------------------------------------------------
Net cash provided by operating
activities                                  $     42,320    $    52,810    $  (10,490)        (19.9)%
                                            ==========================================================

Investing Activities
   Expenditures for real estate and
     equipment                              $ (124,054)     $  (146,423)   $   22,369          15.3%
   Proceeds from sales of real estate           26,596           25,413         1,183           4.7
   Leasing costs                               (13,770)          (9,239)       (4,531)        (49.0)
   Decrease (increase) in restricted
     cash escrows                               13,187          (14,496)       27,683         191.0
   Proceeds from joint ventures                 22,969                -        22,969         100.0
   Net (contributions to) distributions
     from unconsolidated entities                 (879)               1          (880)       (100.0)
                                            ----------------------------------------------------------
Net cash used in investing activities       $  (75,951)     $  (144,744)   $   68,793          47.5%
                                            ==========================================================
Financing Activities
   Financing costs                          $   (2,950)     $    (4,714)   $    1,764          37.4%
   Proceeds from mortgages and notes
     payable                                    20,448          136,237      (115,789)        (85.0)
   Repayment of mortgages and notes
     payable                                   (35,310)        (115,909)       80,599          69.5
   Repayment of bonds payable                  (27,150)               -       (27,150)       (100.0)
   Proceeds from construction financing        102,561          105,637        (3,076)         (2.9)
   Series A preferred share and common
     share repurchases and proceeds from
     exercise of stock options                  (5,000)            (456)       (4,544)       (996.5)
   Distributions to minority interest -
     operating partnership                           -          (14,485)       14,485         100.0
   Dividends paid to Series B preferred
     shareholders                               (9,000)          (9,000)            -            -
   Dividends paid to Series A preferred
     shareholder                                  (750)          (3,000)        2,250          75.0
   Dividends paid to common
     shareholders                                    -          (21,062)       21,062         100.0
                                            ----------------------------------------------------------
Net cash provided by financing activities   $   42,849      $    73,248    $  (30,399)        (41.5)%
                                            ==========================================================


     Operating Activities. The net decrease in operating assets and liabilities is primarily due to a decrease of $9.2 million in accounts payable, offset by an increase in accrued interest payable primarily due to new indebtedness with SCPG in the amount of $2.6 million.

     In 2002, we recorded severance costs of $2.5 million resulting from the resignations of Mr. Michael W. Reschke and Mr. Richard S. Curto and the reduction of corporate management and support staff. For 2002 as compared to 2001, we incurred fewer expenses in connection with our continuing review of strategic alternatives.

     Investing Activities. During 2001 we executed 1,252,971 square feet of leases compared to 658,886 square feet in 2002. The decrease in leasing activity was a result of general economic conditions and the sale of certain suburban office properties. This resulted in a decline in expenditures for tenant and building improvements of $11.5 million in 2002 as compared to 2001. Expenditures for projects under development also decreased $8.5 million relating primarily to our Aurora Land development (decrease of $1.5 million) and our Bank One Center development due to its substantial completion as of November 1, 2002 (decrease of $6.1 million).

     Leasing costs increased by $1.3 million due to leases with two major tenants at our Continental Towers property and $3.2 million of leasing costs for Bank One Center.

     The increase in proceeds from joint ventures is due to the assignment of our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million.

     Financing Activities. Proceeds from mortgages and notes payable decreased in 2002 primarily due to reduced refinancing activity. During 2002, we also incurred new indebtedness of $20.0 million from SCPG, retired two notes payable in the amount of $24.5 million and made principal payments in the amount of $10.5 million.

     Proceeds  from  construction   financing  decreased  $3.0  million  due  to
substantial completion of Bank One Center as of November 1, 2002.

     The utilized restricted escrows in 2002 as the principal source of funding for our purchase of industrial revenue bonds for $23.3 million. Additionally, we retired $3.9 million in bonds as a result of the sale of our Tennessee property.

     The decrease in distributions to minority interest--operating partnership of $14.5 million and dividends paid to common shareholders of $21.0 million was due to the suspension of quarterly dividends/distributions on our common shares and units.

Funds from Operations

     Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations (primarily for adding back the effect of gains (losses) on sale of depreciable operating property and depreciation and amortization expense). Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of our combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this Form 10-K.






                                                               Year ended December 31, 2003
                                          -----------------------------------------------------------------------
                                                           Fourth         Third        Second         First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                  (dollars in thousands)


Net (loss) income (1)..................    $  (36,217)    $  (47,331)   $  (3,876)    $     119    $   14,871
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization (2)....................        35,508          7,407        9,365         9,615         9,121
Amortization of costs for
   leases assumed (3)..................         1,912            169          675           748           320
Share of joint venture real estate
   depreciation and amortization.......         7,324          4,726          873           871           854
Adjustment for discontinued operations:
   Real estate depreciation and
     amortization (4)..................           555              -            -             -           555
   (Gain) loss on sale (included in
     discontinued operations) (5)......        (1,226)            (6)           -        (1,220)            -
   Minority interests..................         1,113             10            2           627           474
Minority interests.....................        (1,054)        (6,370)        (804)       (2,238)        8,358
                                          -----------------------------------------------------------------------
Funds from operations (1)..............         7,915        (41,395)       6,235         8,522        34,553
Income allocated to preferred
   shareholders........................        (9,000)        (2,250)      (2,250)       (2,250)       (2,250)
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share/unit holders...........   $    (1,085)    $  (43,645)   $   3,985     $   6,272    $   32,303
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
   Basic and Diluted                      $     (0.04)    $    (1.63)   $    0.15     $    0.23    $     1.21
                                          =======================================================================

Weighted average shares/units of
 beneficial interest:
     Common shares                             20,105        23,665        23,665        17,378        15,713
     Nonvested employee stock grants                6             6             6             6             6
     Operating Partnership units                6,636         3,076         3,076         9,363        11,028
                                          -----------------------------------------------------------------------
       Basic                                   26,747        26,747        26,747        26,747        26,747
                                          =======================================================================
     Common shares                             20,105        23,665        23,665        17,378        15,713
     Nonvested employee stock grants                6             6             6             6             6
     Employee stock options                        19            20            17             -             -
     Operating Partnership units                6,636         3,076         3,076         9,363        11,028
                                          -----------------------------------------------------------------------
       Diluted                                 26,766        26,767        26,764        26,747        26,747
                                          =======================================================================

Other data:
   Net cash provided by (used in)
     operating activities...............       29,286       (10,700)          883        18,425        20,678
   Net cash provided by (used in)
     investing activities...............      324,321       320,243        (3,908)       61,115       (53,129)
   Net cash (used in) provided by
     financing activities...............     (336,799)     (286,429)        3,833       (77,970)       23,767





                                                               Year ended December 31, 2002
                                          -----------------------------------------------------------------------
                                                           Fourth         Third        Second         First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                   (dollars in thousands)

Net (loss) income (1)..................   $    (30,621)  $   (13,303)  $    1,672    $     (883)   $  (18,107)
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization (2)....................        29,124          8,242        7,385         7,407         6,090
Amortization of costs for
   leases assumed (3)..................           836            266          250           157           163
Share of joint venture real estate
   depreciation and amortization.......         3,386            853          846           844           843
Loss on sale of operating property,
   net of minority interests ..........           773            (38)           -           684           127
Adjustment for discontinued operations:
   Real estate depreciation and
   amortization (4)....................         5,360            729          746         1,464         2,421
   (Gain) loss on sale (included in
   discontinued operations) (5)........         3,211           (498)        (103)        3,812             -
   Minority interests..................       (21,818)        (8,474)         322          (784)      (12,882)
Minority interests.....................        (8,895)        (2,467)        (967)       (1,876)       (3,585)
                                          -----------------------------------------------------------------------
Funds from operations (1)..............       (18,644)       (14,690)      10,151        10,825       (24,930)
Income allocated to preferred
   shareholders........................       (11,280)        (2,250)      (2,450)       (3,380)       (3,200)
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share/unit holders...........   $   (29,924)   $   (16,940) $     7,701    $    7,445    $  (28,130)
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
   Basic and Diluted...................   $     (1.12)   $     (0.63) $      0.29    $    0.28     $    (1.06)
                                          =======================================================================

Weighted average shares/units of
 beneficial interest:
     Common shares ....................        15,673        15,675        15,675        15,674        15,669
     Nonvested employee stock grants...            21            15            16            18            34
     Operating Partnership units.......        10,996        11,057        11,058        11,057        10,809
                                          -----------------------------------------------------------------------
       Basic                                   26,690        26,747        26,749        26,749        26,512
                                          =======================================================================
     Common shares ....................        15,673        15,675        15,675        15,674        15,669
     Nonvested employee stock grants...            21            15            16            18            34
     Employee stock options............             -             -             -             -             -
     Operating Partnership units.......        10,996        11,057        11,058        11,057        10,809
                                          -----------------------------------------------------------------------
       Diluted                                 26,690        26,747        26,749        26,749        26,512
                                          =======================================================================

Other data:
   Net cash provided by operating
     activities.........................       42,320         3,135        16,456        17,543         5,186
   Net cash (used in) provided by
     investing activities...............      (75,951)      (20,988)      (36,089)      (30,861)       11,987
   Net cash provided by (used in)
     financing activities...............       42,849        14,950        24,257        18,680       (15,038)







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
                                          -----------------------------------------------------------------------
                                                                  (dollars in thousands)

Net income allocated to common
   shareholders........................    $   (4,498)   $    (8,690)  $   (1,572)  $     3,205    $    2,559
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization (2)....................        28,278          7,295        6,920         7,394         6,669
Amortization of costs for
   leases assumed (3)..................           767            182          193           196           196
Share of joint venture real estate
   depreciation and amortization.......         3,351            842          838           836           835
Loss on sale of operating property,
   net of minority interests ..........            67              -        1,452        (1,133)         (252)
Adjustment for discontinued operations:
   Real estate depreciation and
   amortization (4)....................         9,011          1,772        2,612         2,339         2,288
   Minority interests..................         1,962          1,067          439           422            34
Minority interests.....................       (11,323)        (7,072)      (2,633)       (1,098)         (520)
                                          -----------------------------------------------------------------------
Funds from operations (1)..............        27,615         (4,604)       8,249        12,161        11,809
Income allocated to preferred
   shareholders........................       (12,150)        (3,041)      (3,036)       (3,037)       (3,036)
Cumulative effect of change in
   accounting principle................           321              -            -             -           321
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share/unit holders...........     $  15,786    $    (7,645)  $    5,213   $     9,124    $    9,094
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficialinterest:
   Basic and Diluted                      $      0.60    $     (0.29)  $     0.20   $     0.34    $      0.34
                                          =======================================================================

Weighted average shares/units
  of beneficial interest:
     Common shares                             15,631        15,641        15,641        15,635        15,604
     Nonvested employee stock grants               59            62            62            62            51
     Operating Partnership units               10,723        10,713        10,713        10,719        10,746
                                          -----------------------------------------------------------------------
       Basic                                   26,413        26,416        26,416        26,416        26,401
                                          =======================================================================

     Common shares                             15,631        15,641        15,641        15,635        15,604
     Nonvested employee stock grants               59            62            62            62            51
     Employee stock options                        20             -             7            17            60
     Operating Partnership units               10,723        10,713        10,713        10,719        10,746
                                          -----------------------------------------------------------------------
       Diluted                                 26,433        26,416        26,423        26,433        26,461
                                          =======================================================================
Other data:
   Net cash provided by operating
     activities.........................       52,810        10,325        20,221        18,459         3,805
   Net cash used in investing activities     (144,744)      (28,392)      (45,859)      (29,820)      (40,673)
   Net cash provided by financing
     activities.........................       73,248         5,231        16,527        17,338        34,152




(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense, provision for asset impairment and interest expense. We compute FFO in accordance with standards established by the
      National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.


(2) Depreciation and amortization expense for the year ended December 31, 2003 increased $7.6 million representing an entire year of depreciation and amortization related to Bank One Center, which was placed into service as of November 1, 2002, and a $0.4 million write-off of unamortized tenant improvements and leasing commissions associated with the termination of Arthur Andersen's leases at two Chicago office properties.

(3) For the year ended December 31, 2003, amortization of costs for leases assumed increased $1.1 million, primarily due to the Citadel lease at Bank One Center.

(4) The real estate depreciation and amortization in discontinued operations for the year ended December 31, 2003 relates to the National City Center property that was sold June 18, 2003.

(5) The gain on sale of real estate of $1.2 million for the year ended December 31, 2003 resulted from our sale of National City Center.

Certain Relationships and Related Transactions

     Transactions with Trustees and their Affiliates. On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. has earned commissions of $0.1 million and $0.2 million for services provided to us in the years ended December 31, 2003 and 2002, respectively. The term of this agreement expired on September 30, 2003, although certain commissions may become due and payable subsequent thereto.

     As of December 31, 2003, we have a receivable of approximately $0.9 million from Mr. Nardi, and certain of his affiliates under a master lease agreement entered into with Mr. Nardi in connection with our 1051 Kirk Road property. This represents rent receivables due for the period from October 2001 through the lease expiration on March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this year, no payments were applied to the outstanding balance. We have recorded this rent as a reduction of our basis in the property.

     On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates, both affiliates of Mr. Michael W. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997 (as so amended, the "PGI Environmental Indemnity"). Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Enterprise Center industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead be placed in an escrow to be used to fund the environmental remediation costs. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. Upon the closing of the admission of a new 70% joint venture partner to our subsidiary that owns Bank One Center, we retained $0.5 million of the $1.0 million of compensation due PGI, as described below, which will be utilized towards certain environmental costs at these industrial properties. PGI's responsibility under the agreement was correspondingly reduced by $0.5 million. As of December 31, 2003 a total of $0.3 million of these costs have been paid. These environmental matters are set forth in the section entitled "Business - Government Regulations - Environmental Matters."

     In connection with the admission of a new 70% joint venture partner to the joint venture that owns the 1,497,472 square foot Bank One Center office building in Chicago, Illinois, we entered into certain agreements with affiliates of PGI, providing for a total of $1.0 million of compensation in connection with certain advisory services performed in connection with the transaction. These agreements consisted of (i) a letter agreement providing for a $0.3 million advisory fee relating to such transaction, (ii) an amendment to the PGI Environmental Indemnity providing that we would pay the first $0.5 million of any costs incurred in connection with the environmental clean-up and related litigation and (iii) our agreement to pay $0.2 million to our joint venture affiliate owning the 77 West Wacker Drive property representing three
(3) months past-due rent owed by PGI for space it was leasing at the building at the time.

     PGI leased 22,620 square feet of space at 77 West Wacker Drive, an office building owned by one of our unconsolidated real estate joint ventures of which we own a 50% common ownership interest. PGI's lease was to expire October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. As of July 31, 2003, PGI owed the unconsolidated real estate joint venture $0.4 million representing five (5) months of rent and related operating expense reimbursements. PGI was subsequently charged rent for the months of August and September. In connection with the past-due rent, the parties entered into an amendment to PGI's lease pursuant to which rent ceased to accrue as of October 1, 2003 and PGI (i) paid two months rent to the landlord for August and September 2003, (ii) conveyed its trade fixtures and certain office furniture to the landlord in satisfaction of its remaining rent obligation, and (iii) agreed to vacate the premises at any time in the future upon 45 days notice from landlord, which notice has since been served by landlord. Three months of the past-due rent was paid in connection with the advisory fee referenced above. PGI vacated the premises as of February 8, 2004.

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

     Tax Indemnification Agreements. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Edward S. Hadesman (the "IBD Contributors"), a former executive officer, and certain principals affiliated with Mr. Nardi (the "NAC Contributors"), who contributed properties to us during our initial public offering. We are required to indemnify the IBD Contributors and NAC Contributors for, among other things, certain income tax liabilities based on income or gain the IBD Contributors and NAC Contributors are required to include in their gross income for federal or state income tax purposes upon the refinancing or repayment by us of their liabilities or the sale or other disposition by us of the properties they contributed. These indemnities cover such income taxes, interest and penalties and are required to be made on a "grossed up" basis that effectively results in the IBD Contributors and NAC Contributors receiving the indemnity payments on a net, after-tax basis. The percentage of the tax liabilities that we are required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. We are not required to indemnify the IBD Contributors or NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We estimate our maximum possible exposure at December 31, 2003 is $3.5 million for the IBD Contributors and $9.8 million for the NAC Contributors.

     Other. The Board term of Governor James R. Thompson, a former Trustee who decided not to stand for reelection, expired on May 23, 2003. Governor Thompson is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to us. Winston & Strawn earned fees of $1.1 million for legal services provided to us in 2003.

     In July 2003 and March 2004, our Board continued their formal review of the membership of the Board's various Committees that was initiated at the Board meeting immediately after the Company's Annual Meeting of Shareholders on May 23, 2003. The members of the Committees as follows: (i) the Audit Committee now consists of Messrs. Crocker, D'Ardenne and Lupiani; (ii) the Compensation Committee, the Corporate Governance and Nominating Committee and the Committee of Independent Trustees now consists of Messrs. Crocker, D'Ardenne, Ducharme, Lupiani and Nassetta and (iii) the Strategic Alternatives Committee now consists of all of the current Board members. In March 2004, Mr. Crocker was named Chairman of the Audit Committee and designated the Audit Committee's "financial expert" pursuant to the New York Stock Exchange's corporate governance rules.

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

     Deferred Tax Asset. We account for income taxes payable by our Services Company in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $1.0 million (included in other assets in our consolidated balance sheet). The deferred tax assets in excess of deferred tax liabilities decreased approximately $0.4 million during 2003 primarily due to $1.0 million of pretax income of the Services Company generated principally from tenant services and management fee income.

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

     Approximately $2.4 million of future taxable income earned by our Services Company is ultimately required to realize the net deferred tax assets at December 31, 2003. This is based on the recognition in future years by the Services Company of taxable income anticipated from certain build to suit activities, lease commissions and property management fees. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets described above. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, unanticipated decreases in the profitability of build to suit activities and/or the sale of properties and subsequent loss of the related management contracts.

     Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants' obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2003 reflects payments under these leases, net of an increase in the liability of $1.4 million due to assumption changes.

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

     At December 31, 2003, we determined that a reserve in the amount of $43.4 million related to our 33 West Monroe Street property was warranted. We also recorded a reserve of $0.9 million in the third quarter of 2003 related to the Bank One Center office property. In evaluating our other long-lived assets used in operations for impairment at December 31, 2003, we assumed anticipated hold periods of three to five years for our operating properties. In evaluating our property held for development, we concluded that a reserve for one of our projects was warranted in the amount of $1.0 million, as we determined costs associated with the project no longer had value. For our other property held for development, we concluded that development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under "Liquidity and Capital Resources", if we determined that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves would be required. These reserves would have significant impacts on our operating results.

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

     During 2003, we capitalized interest and other costs related to Bank One Center based upon the proportion of the vacant space at the property to the total property. This capitalization ceased upon admittance of a partner to the entity which owns Bank One Center. As none of our other development holdings are undergoing development activities, we are no longer capitalizing these costs.

Impact of Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. We adopted Interpretation 46 in the fourth quarter of 2003 and do not believe that the adoption of this interpretation has a material effect on our financial statements.

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

     As of December 31, 2003, approximately $372.8 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $338.3 million subject to various interest rate cap agreements. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness.

ITEM 7A.  Quantitative and Qualitative Disclosures About
                    Market Risk

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable, bonds payable and construction financing, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2003. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.





                                                                   Interest Rate Sensitivity
                                                       Principal (Notional) Amount by Expected Maturity
                                                                     Average Interest Rate
                                      ------------------------------------------------------------------------------------
                                          2004        2005        2006        2007       2008     Thereafter    Total
                                      ------------------------------------------------------------------------------------
                                                                     (Dollars in Millions)

Liabilities
Mortgage notes payable:
Fixed rate amount..................    $   3.2     $    5.8    $    3.8      $  4.1      $ 45.1     $138.0       $200.0
Weighted-average interest rate (1).        7.44%        7.41%       7.45%       7.46%       7.20%      7.71%

Variable rate amount...............     $ 90.8      $  62.1      $195.0         -           -          -         $347.9
Weighted-average interest rate (1).        5.63%        2.82%       5.03%       -           -          -

Bonds payable:
Variable rate amount (2)...........        -            -           -        $ 24.9         -          -        $  24.9
Weighted-average interest rate (1).        -            -           -           3.54%       -          -

Interest rate cap agreements (1)(3):
Notional amount....................     $ 380.8         -        $195.0         -           -          -         $575.8
Cap rate...........................         7.13%       -           6.60%       -           -          -           -


(1) Based upon the rates in effect at December 31, 2003, the weighted-average interest rates on our mortgage notes payable and bonds payable were 5.81% and 3.54%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate cap agreements) would increase by $1.4 million.

(2) Our tax-exempt bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

(3) On August 22, 2001, we entered into an interest rate cap agreement related to our Bank One Center property for the period from January 22, 2002 through January 5, 2004. The interest rate under the terms of the agreement is capped at the LIBOR index rate of 4.25% increasing to 7.4% over the term of the cap agreement. The notional amount of the cap increases over the term of the cap agreement to a maximum of $230.0 million, based on increases anticipated in the construction loan. As of December 31, 2003, the notional amount was $230.0 million with a capped LIBOR index rate of 7.40%. In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of a new loan which refinanced outstanding debt collateralized by our IBM Plaza office property. Included above are two interest rate caps for loans totaling $78.9 million at December 31, 2003 on our 33 West Monroe Street property where the notional amounts exceed the debt outstanding by a total of $7.5 million. The interest rate cap agreement related to our 180 North LaSalle Street property with a notional amount of $60.0 million expires on January 15, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures

     Based on management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K, which was conducted with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure and controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b) Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on June 4, 2004 (the "Proxy Statement") and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained in the sections captioned "Election of Trustees," "Compensation of Executives--Executive Officers," "Information Regarding Meetings and Committees of the Board of Trustees", "Other Information--Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Code of Ethics" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the sections captioned "Election of Trustees - Compensation of Trustees", "Report of Compensation Committee", "Performance Graph" and "Compensation of Executives" of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Equity Compensation Plan Information

     The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended, as of December 31, 2003. We have no other compensation plans pursuant to which common shares may be issued.





                                            (a)                 (b)                (c)                (d)
                                                                                 Number of
                                                                               common shares
                                                                                 remaining
                                          Number of                             available for
                                        common shares                          future issuance
                                        to be issued        Weighted-average    under equity
                                       upon exercise of     exercise price     compensation
                                         outstanding        of outstanding    plans (excluding   Total of common
                                           options,            options,        common shares     shares reflected
                                         warrants and        warrants and      reflected In        in Columns
                                           rights              rights          Column (a)         (a) and (c)
                                       ----------------- ------------------ ------------------ ------------------

Plan Category
Equity compensation plan
  previously approved by
  shareholders....................        1,156,233 (1)        $ 15.25          1,554,777 (2)     2,711,010 (2)
Equity compensation plans not
  previously approved by                                         Not
  shareholders....................           None             Applicable            None              None
                                        ----------------- ------------------ ------------------ ------------------
       TOTAL:                             1,156,233            $ 15.25          1,554,777         2,711,010 (2)
                                        ================= ================== ================== ==================


------------
(1) Issued under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended.

(2) We have granted the options to purchase common shares set forth in the table above as well as restricted common shares subject to vesting schedules and unrestricted common shares under the Plan. As of December 31, 2003, we had granted 149,764 restricted common shares and 1,156,233 unrestricted common shares under the Plan. We are authorized to issue an aggregate of 2,860,774 common shares under the Plan. After taking into account common shares subject to outstanding options and restricted and unrestricted common share grants, 1,554,777 common shares of the authorized 2,860,774 common shares remain available for future issuance under the Plan.

     The information contained in the sections captioned "Principal Security Holders of the Company" of the Proxy Statement is incorporated herein by reference.

     We have Series A-2 warrants outstanding to purchase up to 500,000 of our common shares at $7.50 per share, Series B warrants outstanding to purchase 250,000 of our common shares at $10.00 per share and Series C warrants outstanding to purchase up to 250,000 of our common shares at $12.50 per share. The warrants contain antidilution adjustment provisions and expire on the fifth anniversary of their issuance, July 16, 2007. We have granted the holder of the warrants certain demand and incidental registration rights in respect of any common shares they may receive upon the exercise of any of the warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See  the  information  contained  in the  section  captioned  "Management's
Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Certain Relationships and Related Transactions" of this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information contained in the section captioned "Audit and Non-Audit Fees" of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

(a) (1)  Consolidated Financial Statements

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                 F-3


Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001                                           F-4


Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2003, 2002 and 2001                       F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001                                           F-7


Notes to Consolidated Financial Statements                                  F-10


     (2) Financial Statement Schedule

The following financial statement schedule is included in Item 145(d)

Schedule III - Real Estate and Accumulated Depreciation of Prime Group
  Realty Trust as of December 31, 2003                                      F-58


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

3.28 Amendment No. 23 to the Amended and Restated Agreement of Limited Partnership dated as of May 17, 1999 as filed as exhibit 3.26 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

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

3.47 Amendment No. 42 to Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 10, 2003 as filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.1 Credit Agreement dated as of January 5, 2001 by and between Dearborn Center, L.L.C. and Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.2 Promissory Note dated as of January 5, 2001 by Dearborn Center, L.L.C. to the order of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.3 Guaranty of Completion and Indemnity dated as of January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und
          Vereinsbank AG, New York Branch, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

Exhibit
No.                                                                  Description

10.4 Guaranty of Interest and Operating Costs and Indemnity dated as of January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch, as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.5 Guaranty of Loan Payment and Indemnity dated as of January 5, 2001 made by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und
          Vereinsbank AG, New York Branch, as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.6 Mezzanine Construction Loan Agreement dated as of January 5, 2001 by and among Prime/Beitler Development Company, L.L.C. and Bankers Trust Company and other lenders, as filed as exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.7 Mezzanine Note dated January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of Bankers Trust Company, as filed as exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.8 Mezzanine Note dated January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of MMBC Debt Holdings I, LLC, as filed as exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.9 Mezzanine Note dated January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of New York Life Insurance Company, as filed as exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

10.10 Mezzanine Note dated January 5, 2001 by Prime/Beitler Development Company, L.L.C. to the order of Vornado Realty Trust, as filed as exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

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

 Exhibit
 No.                                                Description

10.13 Loan Agreement dated as of April 25, 2001 by and between BRE/City Center L.L.C. and Corus Bank, N.A., as filed as exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.14 Promissory Note dated as of April 25, 2001 by BRE/City Center L.L.C. to the order of Corus Bank, N.A., as filed as exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.15     Limited  Guaranty  dated  as of April  25,  2001  made by Prime  Group
          Realty, L.P. in favor of Corus Bank, N.A., as filed as exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.16 Open-End Leasehold Mortgage, Mortgage, Assignment of Leases and Rent and Financing Statement dated as of April 25, 2001 by BRE/City Center L.L.C in favor of Corus Bank, N.A., as filed as exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

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

10.19 Reserve Account Agreement dated as of March 12, 2001 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, Bankers Trust Company, Prime/Beitler Development Company, L.L.C., Prime Group Realty, L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company, as filed as exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 31, 2001 and incorporated herein by reference.

10.20 Support and Standstill Agreement dated as of August 30, 2001 by and among Cadim inc., The Prime Group, Inc., Prime Group Realty Trust and Prime Group Realty, L.P., as filed on August 31, 2001 under Schedule 14D9 and incorporated herein by reference.

Exhibit
No.                                                Description

10.21 Amended and Restated Support and Standstill Agreement dated as of September 14, 2001 by and among Cadim inc., The Prime Group, Inc., Prime Group Realty Trust and Prime Group Realty, L.P., as filed on September 19, 2001 under Schedule 14D9-C and incorporated herein by reference.

10.22 Tax Indemnity Agreement dated November 17, 1997 by and among Prime Group Realty, L.P., Roland E. Casati and Richard A. Heise as filed as exhibit 10.22 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.23 Amendment to Omnibus First Modification to Senior Loan Documents dated as of January 2, 2002 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, and Prime Group Realty, L.P., as filed as exhibit 10.6 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.24 First Amendment to Series A Preferred Securities Purchase Agreement dated as of February 22, 2002 among Prime Group Realty Trust, Prime Group Realty, L.P., and Security Capital Preferred Growth Incorporated, as filed as exhibit 99.1 to our Current Report on Form 8-K (filed February 28, 2002, File No. 001-13589) and incorporated herein by reference.

10.25 Omnibus Second Modification to Senior Loan Documents dated as of March 27, 2002 by and among Dearborn Center, L.L.C., Bayerische Hypo-Und Vereinsbank AG, New York Branch, and Prime Group Realty, L.P., as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.26 Pledge, Assignment and Security Agreement (Liquidity Covenant Waiver) dated as of March 27, 2002 by Prime Group Realty, L.P. in favor of Bayerische Hypo-Und Vereinsbank AG, New York Branch, and acknowledged and agreed by Dearborn Center, L.L.C., as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.27 Omnibus Second Modification to Mezzanine Loan Documents dated as of March 26, 2002 by and among Prime/Beitler Development Company, L.L.C., Bankers Trust Company, Vornado Realty Trust, MMBC Debt Holdings I, LLC, New York Life Insurance Company, Dearborn Center, L.L.C. and Prime Group Realty, L.P., as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

10.28* Separation Agreement dated April 8, 2002 between Prime Group Realty Trust, Prime Group Realty, L.P. and Michael W. Reschke, as filed as exhibit 10.1 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.

Exhibit
No.                                                Description

10.29* Separation Agreement dated April 8, 2002 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and Richard S. Curto, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed April 10, 2002, File No. 001-13589) and incorporated herein by reference.

10.30*    Bonus  Agreement  dated  as of May 20,  2002 by and  between  Louis G.
          Conforti, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.31* Bonus Agreement dated as of May 20, 2002 by and between Jeffrey A. Patterson, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.32* Bonus Agreement dated as of May 20, 2002 by and between James F. Hoffman, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.33 Securities Purchase and Exchange Agreement dated as of June 13, 2002 among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.1 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.34 Form of Promissory Note from Prime Group Realty, L.P. in favor Security Capital 10.34 Preferred Growth Incorporated, as filed as exhibit 99.2 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.35 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth, Incorporated, as filed as exhibit 99.3 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.36 Form of Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated, as filed as Exhibit
          99.1 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.37 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated, as filed as
          Exhibit 99.2 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

Exhibit
No.                                                Description

10.38 Amendment No. 1 to the Securities Purchase and Exchange Agreement dated as of July 16, 2002 by and among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.39 Registration Agreement dated as of July 16, 2002 by and between Prime Group Realty Trust and Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.4 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.41 Series A-2 Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.6 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.42 Series B Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.7 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.43 Series C Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.8 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.44 Omnibus Third Modification to Senior Loan Documents dated as of July 16, 2002 by and among Dearborn Center, L.L.C., Prime/Beitler Development Company, L.L.C., Bayerische Hypo- Und Vereinsbank AG, New York Branch, Prime Group Realty, L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company Incorporated, as filed as Exhibit
          99.9 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.45 Omnibus Third Modification to Mezzanine Loan Documents dated as of July 16, 2002, by and among Prime/Beitler Development Company, L.L.C., Deutsche Bank Trust Company Americas, Vornado Realty Trust, MMBC Debt Holdings I, LLC, New York Life Insurance Company, Dearborn Center, L.L.C., Prime Group Realty, L.P., Penny Beitler L.L.C. and J. Paul Beitler Development Company, as filed as Exhibit 99.10 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.46     Pledge,  Assignment  and Security  Agreement  (Second  Senior  Citadel
          Reserve Account) dated as of July 16, 2002 given by Prime Group Realty, L.P. in favor of Bayerische Hypo- Und Vereinsbank AG, New York Branch, as filed as Exhibit 99.11 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

Exhibit
No.                                                Description

10.47 First Amendment to Loan Agreement (BRE/City Center L.L.C.) dated as of June 27, 2002 by and between BRE/City Center L.L.C. and Corus Bank, N.A., as filed as Exhibit 99.12 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.48 Reaffirmation and Amendment of Limited Guaranty (Loan to BRE/City Center L.L.C.) dated as of June 27, 2002 by and between Prime Group Realty, L.P. and Corus Bank N.A., as filed as Exhibit 99.13 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.49 Loan Agreement dated as of March 10, 2003 between Lehman Brothers Bank FSB and 330 N. Wabash Avenue, L.L.C., as filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.50 Promissory Note dated as of March 10, 2003 from 330 N. Wabash Avenue, L.L.C. in favor of Lehman Brothers Bank FSB, as filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.51 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.52 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.53 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.54 Mezzanine Loan Agreement dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C. and LNR Eastern Lending, LLC, as filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.55 Omnibus First Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC and Prime Group Realty, L.P., as filed as
          Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

Exhibit
No.                                                Description

10.56 Omnibus Second Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.57 Omnibus Third Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.58 Mezzanine Note dated as of March 19, 2003 from Prime/Beitler Development Company, L.L.C. in favor of LNR Eastern Lending, LLC, as filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.59 Guaranty of Completion and Indemnity dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.60 Guaranty of Interest and Operating Costs dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.61 Reserve Account Agreement dated as of March 19, 2003 by and among Dearborn Center, L.L.C., Bayerische Hypo- Und Vereinsbank AG, New York Branch, LNR Eastern Lending, LLC, Prime/Beitler Development Company, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.62 Non-Recourse Carveout Agreement dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as
          Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.63 Mezzanine Loan Agreement dated as of May 28, 2003 between Lehman Brothers Holdings Inc. and 330 N. Wabash Mezzanine, L.L.C., as filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

Exhibit
No.                                                Description

10.64 Promissory Note dated as of May 28, 2003 from 330 N. Wabash Mezzanine, L.L.C. in favor of Lehman Brothers Holdings Inc., as filed as Exhibit
          10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.65 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.66 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.67 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.68 Amendment to Loan Agreement dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB, as filed as
          Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.69 Omnibus Amendment to Loan Documents dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB, as filed as
          Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.70 Amendment to Guaranty dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.71 Termination of $4,000,000 Mortgage Guaranty Note dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.72 Contribution Agreement dated August 4, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as Exhibit 99.2 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

Exhibit
No.                                                Description

10.73 First Amendment to Contribution Agreement dated as of August 18, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as
          Exhibit 99.3 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

10.74 Second Amendment to Contribution Agreement dated as of August 29, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as
          Exhibit 99.4 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

10.75 Employment Agreement dated October 29, 2003 among Prime Group Realty Trust, Prime Group Realty, L.P. and Richard M. FitzPatrick.

12.1 Computation of ratios of earnings to combined fixed charges and preferred shares distributions.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors.

31.1 Rule 13a-14(a) Certification of Stephen J. Nardi, Chairman of the Board of Registrant.

31.2      Rule  13a-14(a)   Certification  of  Richard  M.  FitzPatrick,   Chief
          Financial Officer of Registrant.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Stephen J. Nardi, Chairman of the Board of Registrant.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Richard M. FitzPatrick, Executive Vice President and Chief Financial Officer of Registrant.



--------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of the Report on Form 10-K.

(b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the fourth quarter of 2003:

     Form 8-K dated October 8, 2003 (filed October 10, 2003, File No. 001-13589) relating to the press release announcing the closing of a transaction admitting a new 70% joint venture partner to our subsidiary that owns the office building known as Bank One Center.

     Form 8-K dated October 8, 2003 (filed October 23, 2003, File No. 001-13589) relating to the closing of a transaction admitting a new 70% joint venture partner to our subsidiary that owns the office building known as Bank One Center.

     Form 8-K dated October 10, 2003 (filed October 14, 2003, File No. 001-13589) relating to a press release announcing the termination of our Co-President and Chief Financial Officer.

     Form 8-K dated October 29, 2003 (filed October 30, 2003, File No. 001-13589) relating to a press release announcing the naming of our new Executive Vice President and Chief Financial Officer.

     Form 8-K dated November 5, 2003 (filed November 6, 2003, File No. 001-13589) relating to additional financial and operational information concerning us and properties owned by us or subsidiaries as of September 30, 2003, in the form of a Supplemental Information Package and press release.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2004.

                                    PRIME GROUP REALTY TRUST
                                      /s/ Stephen J. Nardi
Dated: March 9, 2004
                                        Stephen J. Nardi
                                      Chairman of the Board

                                   /s/ Richard M. FitzPatrick
                                     Richard M. FitzPatrick
                                  Executive Vice President and
Dated: March 9, 2004              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                               Title                                  Date


/s/ Stephen J. Nardi
---------------------------------  Chairman of the Board and Trustee   March 9, 2004
Stephen J. Nardi



/s/ Richard M. FitzPatrick
---------------------------------  Executive Vice President and
Richard M. FitzPatrick               Chief Financial Officer           March 9, 2004


/s/ Roy P. Rendino
---------------------------------  Senior Vice President - Finance
Roy P. Rendino                       and Chief Accounting Officer      March 9, 2004



/s/ Douglas Crocker, II
---------------------------------  Trustee                             March 9, 2004
Douglas Crocker, II


/s/ Jacque M. Ducharme
---------------------------------  Trustee                             March 9, 2004
Jacque M. Ducharme


/s/ Ray H. D'Ardenne
---------------------------------  Trustee                             March 9, 2004
Ray H. D'Ardenne


/s/ Daniel A. Lupiani
---------------------------------  Trustee                             March 9, 2004
/s/ Daniel A. Lupiani


/s/ Christopher J. Nassetta
---------------------------------  Trustee                             March 10, 2004
Christopher J. Nassetta


 PRIME GROUP REALTY TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002................F-3

Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001.........................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2003, 2002 and 2001.............................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002 and 2001.........................................F-7

Notes to Consolidated Financial Statements.................................F-10

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation
   as of December 31, 2003.................................................F-59

                         REPORT OF INDEPENDENT AUDITORS


Board of Trustees
Prime Group Realty Trust

      We have  audited the  accompanying  consolidated  balance  sheets of Prime
Group Realty Trust as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the related financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Prime Group Realty Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations in 2002, and changed its method of accounting for derivative instruments in 2001.

                              /s/Ernst & Young LLP


Chicago, Illinois
March 1, 2004




                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                December 31        December 31
                                                                                   2003                2002
                                                                            ----------------------------------------

Assets
Real estate, at cost:
   Land..................................................................      $    146,805        $   183,891
   Building and improvements.............................................           624,745          1,032,669
   Tenant improvements...................................................            85,153            111,547
   Furniture, fixtures and equipment.....................................            10,318             10,218
                                                                            ----------------------------------------
                                                                                    867,021          1,338,325
   Accumulated depreciation..............................................          (129,381)          (110,387)
                                                                            ----------------------------------------
                                                                                    737,640          1,227,938
   Property held for development.........................................            18,955             20,158
                                                                            ----------------------------------------
                                                                                    756,595          1,248,096

Investments in unconsolidated entities...................................            42,778              1,440
Cash and cash equivalents................................................            32,608             15,800
Receivables,  net of  allowance  of $852 and $1,867 at
   December  31,  2003 and December 31, 2002, respectively:
     Tenant..............................................................             2,031              3,178
     Deferred rent.......................................................            19,758             22,351
     Other...............................................................               410              2,453
Restricted cash escrows..................................................            69,890             58,933
Deferred costs, net......................................................            21,079             53,943
Other....................................................................             3,632              3,987
                                                                            ----------------------------------------
Total assets.............................................................      $    948,781        $ 1,410,181
                                                                            ========================================

Liabilities and Shareholders' Equity
Mortgages and notes payable..............................................      $    547,920        $   671,340
Bonds payable............................................................            24,900             24,900
Construction financing...................................................                 -            208,198
Accrued interest payable.................................................             1,719             21,818
Accrued real estate taxes................................................            31,629             36,642
Accrued tenant improvement allowances....................................            10,973             33,172
Accounts payable and accrued expenses....................................            13,067             12,159
 Construction costs payable, including retention of $5,034...............                 -             12,896
Liabilities for leases assumed...........................................            13,792             21,692
Deficit investment in unconsolidated entity..............................             5,168              4,223
Other....................................................................            14,472             17,059
                                                                            ----------------------------------------
Total liabilities........................................................           663,640          1,064,099
Minority interests:
   Operating Partnership.................................................            21,803             98,643
   Other.................................................................                 -              2,000
Shareholders' equity:
   Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
     Series B - Cumulative Redeemable Preferred Shares, 4,000,000
     shares designated, issued and outstanding...........................                40                 40
   Common Shares, $0.01 par value; 100,000,000 shares authorized;
     23,670,522 and 15,689,623 shares issued and outstanding at
     December 31, 2003 and December 31, 2002, respectively...............               236                157
   Additional paid-in capital............................................           381,273            330,327
   Accumulated other comprehensive loss..................................            (2,917)            (6,008)
   Distributions in excess of earnings...................................          (115,294)           (79,077)
                                                                            ----------------------------------------
Total shareholders' equity...............................................           263,338            245,439
                                                                            ----------------------------------------
Total liabilities and shareholders' equity...............................      $    948,781        $ 1,410,181
                                                                            ========================================




                             See accompanying notes.

                            PRIME GROUP REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                Year ended December 31
                                                             2003          2002       2001
                                                     ----------------------------------------------
 Revenue:
 Rental............................................    $     99,149     $ 95,568    $  96,928
 Lease termination fees............................          32,123        2,313          416
 Tenant reimbursements.............................          58,252       57,002       56,036
 Other property revenues...........................           4,918        5,047        5,681
 Services Company revenue..........................           2,923        7,366        7,219
                                                     ----------------------------------------------
    Total revenue..................................         197,365      167,296      166,280

 Expenses:
 Property operations...............................          43,630       43,503       44,307
 Real estate taxes.................................          35,546       36,026       32,974
 Depreciation and amortization.....................          36,882       29,519       28,806
 General and administrative........................           9,681        9,794        9,085
 Services Company operations.......................           2,582        4,811        6,898
 Provision for asset impairment....................          45,353        7,952       20,337
 Severance costs...................................             701        2,525            -
 Strategic alternative costs.......................             485        1,561        3,289
 Loss on tax indemnification.......................               -          189        1,191
                                                     ----------------------------------------------
 Total expenses....................................         174,860      135,880      146,887
                                                     ----------------------------------------------

 Operating income..................................          22,505       31,416       19,393
  Other (expense) income...........................            (953)       2,190        4,587
  Interest:
    Expense........................................         (53,386)     (36,977)     (38,886)
    Amortization of deferred financing costs.......          (7,539)      (4,064)      (3,638)
                                                   ----------------------------------------------
 Loss from continuing operations before minority
    interests......................................         (39,373)      (7,435)     (18,544)
 Minority interests................................           1,054        8,895       11,323
                                                     ----------------------------------------------
 (Loss) income from continuing operations..........         (38,319)       1,460       (7,221)
 Discontinued operations, net of minority
    interests of $(1,113), $21,818 and $(1,962)
    in 2003, 2002 and 2001, respectively...........           2,748      (31,138)       2,870
                                                     ----------------------------------------------
 Loss before (loss) gain on sales of real estate
   and cumulative effect of change
   in accounting principle.........................         (35,571)     (29,678)      (4,351)
 (Loss)  gain on sales of real estate, net of
     minority interests of $84, $660 and $(118), in
     2003, 2002 and 2001, respectively.............            (646)        (943)         174
 Cumulative effect of change in accounting
    principle, net of minority interests of $218...               -            -         (321)
                                                     ----------------------------------------------
 Net loss..........................................         (36,217)     (30,621)      (4,498)
 Net income allocated to preferred shareholders....          (9,000)     (11,280)     (12,150)
                                                     ----------------------------------------------
 Net loss available to common shareholders.........    $    (45,217)    $(41,901)    $(16,648)
                                                     ==============================================

                             See accompanying notes.


                            PRIME GROUP REALTY TRUST
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                             Year ended December 31
                                                                      2003            2002            2001
                                                                -------------------------------------------------

Basic and diluted earnings available to common shares per
   weighted-average common share:
Loss from continuing operations...............................  $   (2.35)        $  (0.62)       $  (1.24)
Discontinued operations, net of minority interests............       0.13            (1.99)           0.18
(Loss) gain on sales of real estate, net of minority interests      (0.03)           (0.06)           0.01
Cumulative effect of change in accounting principles, net of
   minority interests.........................................          -                -           (0.02)
                                                                -------------------------------------------------
Net loss available per weighted-average common share of
   beneficial interest -basic and diluted.....................  $   (2.25)       $   (2.67)       $  (1.07)
                                                                =================================================

Comprehensive loss:
Net loss......................................................  $ (36,217)        $(30,621)       $ (4,498)
Other comprehensive loss - interest rate protection
   agreements
   Cumulative effect of change in accounting
     principle................................................          -                -          (3,227)
   Net unrealized (losses) gains arising during the
     year.....................................................        (63)           6,116          (4,521)
   Equity in unrealized gains (losses) arising
     during the year - unconsolidated entities................      2,542           (1,344)         (3,629)
   Losses reclassified into earnings from other
     comprehensive income - unconsolidated entities...........        612              275             322
                                                                -------------------------------------------------
Comprehensive loss............................................  $ (33,126)        $(25,574)       $(15,553)
                                                                -------------------------------------------------




                             See accompanying notes.




                            PRIME GROUP REALTY TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

       (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE/UNIT AND PER SHARE AMOUNTS)

                                                                       Accumulated
                                    Preferred             Additional      Other       (Distributions
                                      Shares    Common     Paid-In    Comprehensive   in Excess of)
                                    -----------
                                     Series B   Shares     Capital        Loss      Retained Earnings    Total
                                    ------------------------------------------------------------------------------

Balance at January 1, 2001.......   $    40   $    156     $  328,687  $       -   $     (6,970)     $   321,913
Amortization of restricted stock
   awards........................         -          1            705          -              -              706
Exercise of stock options........         -          -             22          -              -               22
Net loss.........................         -          -              -          -         (4,498)          (4,498)
Series B - preferred share
   dividends declared ($1.69 per
   share)........................         -          -              -          -         (6,750)          (6,750)
Series A - preferred share
   dividends declared ($1.13 per
   share)........................         -          -              -          -         (2,250)          (2,250)
Series A - preferred share
   amortized dividend............         -          -              -          -           (150)            (150)
Common share dividends declared
   ($1.01 per share).............         -          -              -          -        (15,808)         (15,808)
Conversion of 33,085 common
   units to common shares (one
   for one)......................         -          -            454          -              -              454
Repurchase of 33,085 common
   shares........................         -          -           (478)         -              -             (478)
Transition adjustment for change
   in accounting principle.......         -          -              -     (3,227)             -           (3,227)
Unrealized loss on derivative
   instruments...................         -          -              -     (8,150)             -           (8,150)
Losses reclassified into
   earnings--unconsolidated
   entities......................         -          -              -        322              -              322
                                    ------------------------------------------------------------------------------
Balance at December 31, 2001.....        40        157        329,390    (11,055)       (36,426)         282,106
Amortization of restricted stock
   awards........................         -          -            304          -              -              304
Net loss.........................         -          -              -          -        (30,621)         (30,621)
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -          -              -          -         (9,000)          (9,000)
Series A - preferred share
   dividends declared ($1.51 per
   share)........................         -          -              -          -         (3,030)          (3,030)
Net unrealized gain on
   derivative instruments........         -          -              -      5,047              -            5,047
Issuance of stock warrants.......         -          -            633          -              -              633
                                    ------------------------------------------------------------------------------
Balance at December 31, 2002.....        40        157        330,327     (6,008)       (79,077)         245,439
Conversion of 7,980,899 common
   units to common shares (one
   for one)......................         -         79         50,852          -              -           50,931
Amortization of restricted stock
   awards........................         -          -             94          -              -               94
Net loss.........................         -          -              -          -        (36,217)         (36,217)
Net unrealized gain on
   derivative instruments........         -          -              -      3,091              -            3,091
                                    ------------------------------------------------------------------------------
Balance at December 31, 2003.....   $    40   $    236   $    381,273  $  (2,917)  $   (115,294)     $   263,338
                                    ==============================================================================





                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                                            Year ended December 31
                                                                       2003          2002          2001
                                                                -------------------------------------------
Operating activities
Net loss....................................................    $     (36,217)   $  (30,621)    $  (4,498)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of discount on notes payable..............              343           290             -
     Amortization of costs for leases assumed (included in
       rental revenue)......................................            2,968           836           767
     (Gain) loss on sales of real estate ((gain) loss of
       $(1,266) and $3,211 in 2003 and 2002, respectively,
       included in discontinued operations).................             (496)        4,814          (292)
     Depreciation and amortization (including discontinued
       operations)..........................................           41,453        39,295        42,047
     Realized loss on derivatives...........................                -             -           230
     Provision for asset impairment (asset impairments of
       $56,573 and $1,500 in 2002 and 2001, respectively,
       included in discontinued operations).................           45,353        64,525        21,837
     Net equity in (income) loss of unconsolidated
       investments..........................................            2,249          (810)       (1,770)
     Minority interests (including discontinued operations).              (23)      (31,373)       (9,461)
     Cumulative effect of change in accounting principles...                -             -           539
     Changes in operating assets and liabilities:
       Increase in receivables..............................             (783)         (808)           (7)
       (Increase) decrease in other assets..................              (77)          582           (74)
       (Decrease) increase in accrued interest payable......          (20,038)        3,333         1,298
       Increase in accrued real estate taxes................            4,631         2,480         2,094
       (Decrease) increase in accounts payable and accrued
         expenses...........................................           (7,881)       (9,229)        2,583
       Decrease in other liabilities........................           (2,196)         (994)       (2,483)
                                                                -------------------------------------------
Net cash provided by operating activities...................           29,286        42,320        52,810

Investing activities
Expenditures for real estate and equipment..................          (76,883)     (124,054)     (146,423)
Proceeds from sales of real estate..........................          430,254        26,596        25,413
(Increase) decrease in restricted cash escrows..............          (13,483)       13,187       (14,496)
Leasing costs...............................................          (20,201)      (13,770)       (9,239)
Proceeds from assignment of joint venture interest..........                -        22,969             -
Net distributions from (contributions to) unconsolidated
   entities.................................................            4,634          (879)            1
                                                                -------------------------------------------
Net cash provided by (used in) investing activities.........          324,321       (75,951)     (144,744)


                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

                             Year ended December 31


                                                                     2003          2002          2001
                                                                -------------------------------------------

Financing activities
Financing costs.............................................     $     (4,838)  $    (2,950) $     (4,714)
Proceeds from mortgages and notes payable...................          195,000        20,448       136,237
Repayment of mortgages and notes payable....................         (318,763)      (35,310)     (115,909)
Repayment of bonds payable..................................                -       (27,150)            -
Proceeds from construction financing........................           97,155       102,561       105,637
Repayment of construction financing.........................         (305,353)            -             -
Common share repurchase.....................................                -             -          (478)
Proceeds from exercise of stock options.....................                -             -            22
Distributions to minority interests - Operating Partnership.                -             -       (14,485)
Series A - preferred shares repurchase........................              -        (5,000)            -
Dividends paid to Series B - preferred shareholders...........              -        (9,000)       (9,000)
Dividends paid to Series A - preferred shareholder............              -          (750)       (3,000)
Dividends paid to common shareholders.........................              -             -       (21,062)
                                                                -------------------------------------------
Net cash (used in) provided by financing activities...........       (336,799)       42,849        73,248
                                                                -------------------------------------------
Net increase (decrease) in cash and cash equivalents..........         16,808         9,218       (18,686)
Cash and cash equivalents at beginning of year................         15,800         6,582        25,268
                                                                -------------------------------------------
Cash and cash equivalents at end of year......................   $     32,608   $    15,800  $      6,582
                                                                ===========================================



                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                             (dollars in thousands)

      During the years ended December 31, 2003, 2002 and 2001, we sold the following net assets:

                             Year ended December 31


                                                                        2003         2002          2001
                                                                 ------------------------------------------

Real estate, net..............................................    $   435,784   $  145,948   $    23,843
Deferred rent receivable......................................          3,222        2,826           120
Deferred costs, net...........................................         40,085        2,706           225
Restricted escrows............................................          2,526        3,842          (307)
Mortgage notes payable assumed by buyer.......................              -     (113,085)            -
Bonds payable assumed by buyer................................              -       (5,100)            -
Accrued real estate taxes.....................................         (9,644)      (6,089)         (699)
Other liabilities and assets, net.............................          1,908          362         1,939
                                                                 ------------------------------------------
Net assets....................................................        473,881       31,410        25,121
Equity investment in unconsolidated entity retained(1)........        (44,123)           -             -
                                                                 ------------------------------------------
Net assets sold...............................................        429,758       31,410        25,121
Proceeds from sales of real estate............................        430,254       26,596        25,413
                                                                 ------------------------------------------
Gain (loss) on sales of real estate(2)........................    $       496   $   (4,814)  $       292
                                                                ==========================================


(1) Represents our 30% subordinate common equity in the Bank One Center joint venture.

(2) $1.3 million of gain and $3.2 million of loss on sale of real estate during the years ended December 31, 2003 and 2002, respectively, are included in discontinued operations.

      The following represents supplemental disclosure of significant noncash activity for the years ended December 31, 2003, 2002, and 2001:


                                                                            Year ended December 31
                                                                     2003          2002          2001
                                                                -------------------------------------------

Real estate basis reduction due to the exchange of
  Operating  Partnership commonunits for common shares.......... $  (24,614)   $        -     $       -
Deferred  leasing cost  reduction  due to the exchange
   of Operating  Partnership common units for common shares.....     (1,272)            -             -
Real estate additions through the issuance of
   partnership units to minority interest.......................          -         3,210             -
Real estate additions through the increase in accrued
   interest payable on construction financing...................          -         8,162         4,700
Real estate additions through the increase in accrued
   tenant improvement allowances................................          -        23,577         2,144
Mortgage notes payable reduction through assumption of
   debt by buyer of sold properties.............................          -       113,085             -
Bonds payable reduction through assumption of debt by
   buyer of sold property.......................................          -         5,100             -
Repurchase of Series A preferred shares through the
   issuance of notes payable....................................          -        35,000             -
Dividends paid to Series A preferred shares through the
   issuance of notes payable....................................          -         2,280             -
Real estate additions through the increase in
   accounts payable and accrued expenses........................          -             -         7,694
Net asset additions through consolidation of the
   Services Company.............................................          -             -         2,524
                                                                -------------------------------------------
                                                                  $ (25,886)   $  190,414    $   17,062
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

      We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% and 58.7% of the common units issued at December 31, 2003 and 2002, respectively. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

Basis of Presentation

      Our consolidated financial statements include the Operating Partnership and the other entities in which we have control or from which we receive all economic benefits. We have significant controlling financial interests in the Continental Towers office building located at 1701 Golf Road in Rolling Meadows, Illinois through our ownership of a second mortgage note secured by this property and we consolidate this property.

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

      Investments in corporations and partnerships in which we do not have a controlling financial interest or a majority interest are accounted for on the equity method of accounting. To the extent that our recorded share of losses exceeds our investment in an unconsolidated corporation or partnership, we reflect a deficit investment as a liability in our consolidated financial statements.

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

Deferred Costs


      Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized on the straight-line method over the lives of the related loans. Leasing commissions, lease assumption costs and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements. Upon the early extinguishment of debt, remaining deferred financing costs associated with the extinguished debt are fully amortized.

Allowance for Doubtful Accounts

      We record an allowance for doubtful accounts on a tenant-by-tenant basis using the specific identification method. No general reserve is recorded.

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

Rental Revenue

      Rental revenue is recorded on the straight-line method over the terms of the related lease agreements for new leases and the remaining terms of existing leases for acquired properties. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance and are included in other liabilities. Lease termination income represents amounts received from tenants in connection with the early termination of their remaining lease obligation reduced by any outstanding tenant receivables (including deferred rent receivable). Unamortized tenant improvements, deferred lease commissions and leasing costs related to terminated leases are recorded as additional depreciation and amortization expense upon lease termination.

Interest Rate Protection Agreements

      In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with our leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations. These are principally entered into to comply with requirements under certain of our loan agreements.

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

      Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $2.6 million of amounts held in accumulated other comprehensive income. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

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

      On December 31, 2003 and 2002, we reported our derivative instruments at their fair value as other assets of $0.2 million and $1.0 million, an increase in deficit investment in unconsolidated entity of $2.6 million and $5.7 million and accumulated other comprehensive loss of $2.9 million and $6.0 million, respectively. We recorded a realized loss of $0.2 million for the year ended December 31, 2001. We incurred a total comprehensive loss of $33.1 million ($1.65 per weighted average share), $25.6 million ($1.63 per weighted average share) and $15.6 million ($1.00 per weighted average share) for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      As of December 31, 2003, for income tax purposes, our real estate had a gross and net basis of $812.8 million and $693.6 million, respectively, mortgage notes receivable had a tax basis of $70.7 million, investment in a real estate mortgage investment conduit had a tax basis of $62.6 million, deferred costs had a gross and net basis of $5.0 million and $2.7 million, respectively, and deferred rent receivable had no tax basis. Our investment in unconsolidated real estate joint ventures, for income tax purposes, had a net basis of $18.9 million.

      We account for income taxes payable by the Services Company in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

      At December 31, 2003 and 2002, the Services Company had deferred tax assets in excess of deferred tax liabilities of $1.0 million and $1.4 million, respectively (included in other assets in the consolidated balance sheet). At December 31, 2003 the Services Company had a net operating loss carry forward for federal tax purposes of approximately $2.3 million which is available to offset future taxable income, if any, through 2021.

2.  Asset Impairments

      During 2003, 2002 and 2001, we recorded the following provisions for asset impairments (See Note 17 - Segment Reporting to these Consolidated Financial Statements for disclosure of asset impairment by segment):


                                                                    December 31
                                                          2003         2002         2001
                                                      ----------------------------------------
                                                              (dollars in thousands)


Operating properties (1).........................      $  44,305     $  1,749   $         -
Investment in unconsolidated entities (2)........              -          495        15,088
Property under development (3)...................          1,048        5,708         4,924
Property held for sale (4).......................              -            -           325
                                                      ----------------------------------------
                                                          45,353        7,952        20,337
Discontinued operations (5)......................              -       56,573         1,500
                                                      ----------------------------------------
                                                       $  45,353     $ 64,525     $  21,837
                                                      ========================================

(1) During the fourth quarter of 2003, we recorded an asset impairment of $43.4 million related to our 33 West Monroe Street office property as our anticipated hold period for the property was reduced based upon our decision to pursue a sale, joint venture or other capital transaction during 2004.

         During the third quarter of 2003, we entered into an agreement to admit a new 70% joint venture partner to the joint venture which owns the Bank One Center office building, which subsequently closed in October 2003. Also, during the third quarter of 2003, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of estimated transaction costs.

         Also during 2002, we recorded a $1.7 million asset impairment related to an asset (included in other assets) associated with an industrial property as it was determined that the asset no longer had value.

(2) On January 16, 2002, we assigned our interest in a development joint venture to our joint venture partner. We recorded a $15.1 million asset impairment in 2001 to reflect the affect of the then impending assignment based upon our decision not to participate in the development. The $15.1 million asset impairment represented the difference between the balance in our investment in the joint venture and the cash consideration received from our joint venture partner and is included in the corporate/operating partnership segment. On August 23, 2002, we transferred our interest in a second joint venture to another joint venture partner and recorded an asset impairment of $0.5 million related to our investment in that unconsolidated entity.

(3) During 2003, 2002 and 2001, we abandoned or curtailed various development projects and recorded asset impairments of $1.0 million, $4.2 million and $4.7 million, respectively. We also recorded asset impairments of $1.0 million and $0.2 million in 2002 and 2001, respectively, related to certain costs for other development projects that we determined no longer had value to the project. In addition in 2002, we placed one of the development projects on hold and, as a result, the remaining costs, other than those attributable to the fair value of the land, were determined to have no value resulting in additional asset impairment of $0.5 million in 2002.

(4) During 2001, we entered into a letter of intent with a third party to sell approximately 20 acres of land held for development. We recorded an asset impairment during 2001 of $0.3 million reflecting the fair market value of the land, less costs to sell, based upon the contracted price. The sale was consummated in February 2002 and resulted in an additional loss of $0.1 million in 2002.

(5) Discontinued operations for the years ended December 31, 2002 and 2001 include provisions for asset impairment related to properties held for sale or sold. See Note 9 - Discontinued Operations to these Consolidated Financial Statements for a description of these asset impairments.

3.  Deferred Costs

      Deferred costs consist of the following:

                                                      December 31
                                                2003                2002
                                        ----------------------------------------
                                                 (dollars in thousands)

Financing costs.........................    $  17,690           $  23,136
Leasing costs...........................       24,547              62,615
                                        ----------------------------------------
                                               42,237              85,751
Less:  Accumulated amortization.........      (21,158)            (31,808)
                                        ----------------------------------------
                                            $  21,079           $  53,943
                                        ========================================

4.  Mortgages and Notes Payable, Bonds Payable and Construction Financing


      Mortgages and notes payable, bonds payable and construction financing consisted of the following:



                                                                                    December 31
                                                                               2003             2002
                                                                         -----------------------------------
                                                                               (dollars in thousands)


Mortgage Notes Payable (1), (2):
   Mortgage notes payable to various financial  institutions, collateralized by various properties, interest at fixed
   rates ranging from 7.17% to 8.76% per annum,  with principal and interest  payable  monthly through dates ranging from
   2004 through 2013. The weighted average rate at
   December 31, 2003 was 7.57%.........................................   $   200,012        $   230,260

   Mortgage  notes  payable  to  various   financial
     institutions, collateralized  by various  properties,
     interest at variable rates ranging from LIBOR
     (1.12% at December 31, 2003) plus 150 basis points to
     LIBOR plus 700 basis points per annum,  with  principal
     and interest  payable  monthly through dates ranging
     from 2004 through 2006. The weighted  average rate at
     December 31, 2003 was 4.81%.......................................       347,908            384,143

                                                                         -----------------------------------
Total mortgage notes payable...........................................       547,920            614,403
Notes Payable (3):
   Notes payable to SCPG, an exchangeable  note, (the  "Exchangeable
     Note")  in  the   principal   amount  of  $37,280  and  (ii)  a
     non-exchangeable  note  (the  "$20M  Note")  in  the  principal
     amount of $20,000 less unamortized debt discount of $343.......                -             56,937

                                                                         -----------------------------------
Total mortgages and notes payable......................................   $   547,920        $   671,340
                                                                         ===================================
Bonds Payable: (2), (4):
   Variable  rate  tax-exempt  bonds  issued by  various  state and
     local government authorities..................................       $    24,900        $    24,900
                                                                         ===================================
Construction Financing: (5)
   Construction  mezzanine  facility to a financial  institution, interest at a fixed rate of 12% per annum with an additional
     accrual rate ranging from 9.5% to 13%.............................   $         -        $   60,820
   Construction loan facility to a financial  institution,  interest
     at a variable rate of LIBOR plus 265 basis points per annum.......             -           147,378
                                                                         -----------------------------------
Total construction financing...........................................   $         -        $  208,198
                                                                         ===================================


4. Mortgages and Notes Payable, Bonds Payable and Construction Financing (continued)

(1) The mortgages and notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts, to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2) All of our operating real estate assets and mortgage notes receivable have been pledged as collateral for our mortgages and notes payable, and bonds payable.

(3) On July 16, 2002, we and our Operating Partnership closed a transaction with Security Capital Preferred Growth ("SCPG"). See Note 8 - Preferred Shares to these Consolidated Financial Statements for a description of this transaction and related issues. The initial total interest rate on the Exchangeable Note was 11.50% per annum, which increased to 12.00% per annum on August 6, 2002, to 12.50% per annum on November 4, 2002, and to 12.75% per annum on February 2, 2003, and were compounded quarterly. The interest rate on the $20M Note was 15.00% per annum. Interest only payments on the Exchangeable Note and the $20M Note were paid on a quarterly basis at a rate of 7.50% per annum, with the balance of the total interest being due at maturity on July 15, 2003. Each of the notes also had a fee of 0.75% for any principal repayments, whether at maturity or earlier.

         The Exchangeable Note and the $20M Note provided for extensions for up to two periods of six months each, provided that, among other things, the aggregate outstanding principal amount of the notes at the time of the first extension was not greater than $40.0 million and at the time of the second extension was not greater than $25.0 million. In January 2003, we repaid $3.0 million of the Exchangeable Note out of the proceeds of the November 2002 sale of our Centre Square I property. In March 2003, we repaid an additional $8.5 million out of proceeds of the refinancing of our IBM Plaza property. We also used $7.6 million of the proceeds from the sale of our National City Center property in June 2003, plus $0.2 million of additional funds, to pay down one of the SCPG loans (including accrued interest of $1.7 million) and to pay an extension fee of $0.2 million to extend the maturity dates of both of the SCPG loans until January 12, 2004. We repaid both the remaining balance of the Exchangeable Note and the $20.0M Note on October 8, 2003 utilizing proceeds from the sale of a 70% interest in our Bank One Center property.

(4) Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. As of December 31, 2003, we had deposited $4.0 million into the cash collateral escrow. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the Future Lease Value and agreed that the amount of the cash collateral escrow would be equal to the greater of (i) the difference between $25.2 million and the Future Lease Value, or (ii) $4.0 million. As of December 31, 2003, we had a total of $4.0 million on deposit in the cash collateral escrow.

         These bonds mature on June 1, 2022. Under the terms of the bond loan agreements, we make interest-only payments monthly, calculated using a floating rate determined by the remarketing agent of the bonds. The rates ranged from 0.78% to 1.56% during 2003, 1.20% to 2.02% in 2002 and 1.33% to 4.98% during 2001. The rate at December 31, 2003 was 1.22%. The maximum annual interest rate on the bonds is 13.0%. Under certain conditions, the interest rate on the bonds may be converted to a fixed rate at our request.

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

(5) Simultaneous with the admittance of our joint venture partner to the joint venture which owns Bank One Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. These funds, together with proceeds from the joint venture transaction, were used to repay in full the outstanding Bank One Center construction financing. This included a repayment to the construction lender of $169.8 million (including accrued interest) and a repayment of $80.7 million to the mezzanine lender which included $75.0 million of principal, a $2.7 million yield maintenance charge, $2.2 million of accrued interest and a $0.8 million exit fee.

      IBM Plaza Refinancing. On March 10, 2003, we obtained a $195.0 million loan secured by a first mortgage encumbering this office property. The loan retired both the existing senior and mezzanine loans encumbering the property. The loan does not require any scheduled repayments of principal prior to maturity. The loan has an interest rate of 285 basis points over one-month LIBOR, provided that the first $160.0 million of principal has a minimum LIBOR rate of 2.0% and the remaining $35.0 million of principal has a minimum LIBOR rate of 3.0%. As required by the loan documents, we obtained an interest rate cap of LIBOR at 6.6% for the term of the loan. At closing, we paid the lender a financing fee of 1.0% of the principal amount of the loan. The loan may not be prepaid during the first twelve months of its term, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

      We used the net proceeds from the loan to (i) repay in full a $30.3 million mezzanine loan relating to the property which accrued interest at 11.75% per year, (ii) repay in full a $150.8 million first mortgage loan (including an exit fee of $0.8 million) encumbering the property which accrued interest at 170 basis points over one-month LIBOR per year, (iii) fund real estate tax, insurance and capital improvement escrows of $2.5 million as required under the terms of the loan, and (iv) pay $8.5 million in partial repayment of the Bank One Center mezzanine note, plus $0.4 million of accrued interest and a $60,000 exit fee, with the remainder available for general corporate purposes.

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

     Pursuant to the terms of the loan, we are required to make monthly escrow deposits for real estate taxes, insurance and ground rent. In addition, commencing in January 2004, the lesser of $450,000 or available cash flow of the property per month is being deposited into a tenant improvement/leasing commission reserve account (the "Account"). If there is available cash flow in excess of $450,000, any amounts in excess of $450,000 are required to be deposited into the Account to the extent any prior month(s) deposits were less than $450,000. If a certain leasing benchmark provided by the loan is not satisfied at the property by August 9, 2005, all net cash flow from the property is required to be deposited into the Account until an aggregate of $15.0 million has been deposited in the Account. However, in such event, if an aggregate of $9.0 million has not been deposited in the account by August 9, 2005, we are required to deposit any shortfall into the Account at that time. If an aggregate of $15.0 million has not been deposited by August 9, 2006, we are required to deposit any shortfall into the Account at that time. If the leasing benchmark is satisfied by August 9, 2005, $6.0 million must have been deposited into the Account and, if not, we are required to deposit any shortfall into the Account at that time. Letters of credit may be provided in lieu of cash deposits to the Account.

      Under the terms of the loan, the lender had the option of dividing the loan into a mortgage loan and a mezzanine loan so long as the aggregate principal amount, weighted average interest rate, debt service payments and other terms and conditions of the two loans were the same as the loan. On May 28, 2003, the lender exercised this option by having an affiliate of the lender (the "Mezzanine Lender") extend a $64.8 million mezzanine loan to one of our subsidiaries (the "Mezzanine Borrower"). The Mezzanine Borrower is the owner of all of the limited liability company interests of our affiliate owning the property (the "IBM Plaza Owner") and the mezzanine loan is secured by a pledge of these limited liability company interests. The proceeds of the mezzanine loan were used to reduce the outstanding principal amount of the first mortgage loan.

      As with the first mortgage loan, the mezzanine loan has a term of three years from March 10, 2003. The loan and the mezzanine loan each have two one-year extension options exercisable for a fee of 0.25% of the amount of the respective loan for each extension. The mezzanine loan does not require any scheduled repayments of principal prior to maturity. The mezzanine loan has an interest rate of 5.70% over one-month LIBOR with a minimum LIBOR rate of 2.0%. The mezzanine loan may not be prepaid until March 10, 2004, but may be prepaid in whole or in part thereafter, without any prepayment penalty.

      Simultaneous with the making of the mezzanine loan, the lender amended the terms of the initial loan to, among other things, reduce the principal amount thereof to $130.2 million and modify the interest rate applicable thereto to 1.43195% over one-month LIBOR with a minimum LIBOR rate of 2.2688%. This results in a blended minimum annual interest rate equal to the 5.03% in effect for the loan immediately prior to the creation of the separate loans. As required by the loan documents, we have obtained an interest rate cap of LIBOR at 6.6% for the term of the loan and the mezzanine loan.

      The Operating Partnership has guaranteed $4.0 million of the principal amount of the mezzanine loan. In connection with this $4.0 million guaranty, the lender released the Operating Partnership from its $4.0 million guaranty of the first mortgage loan.

      Under both the first mortgage loan and the mezzanine loan, the Operating Partnership, the IBM Plaza Owner and the Mezzanine Borrower have agreed to guaranty the cost of any remediation of asbestos required in connection with the leasing of the property up to a maximum amount of $6.0 million in the aggregate, and place $3.0 million in escrow from the cash flow from the property in 24 equal installments of $125,000 which commenced in January 2004 to secure the cost of any necessary remediation in the future. The property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in the property is not friable and no remediation of the asbestos is necessary.

      Bank One Center Refinancing. The Bank One Center mezzanine loan was secured by an assignment of membership interests in our affiliate which owned Bank One Center. The loan, combined with $1.5 million of our own funds, retired a previous mezzanine loan (the "Retired Loan") secured by the property and related accrued interest. Our guarantees and financial covenants under the loan were substantially the same as those contained in the Retired Loan. This loan was subsequently repaid in connection with the refinancing of the property as described below.

      Simultaneous with the admittance of our joint venture partner to the joint venture which owns Bank One Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. These funds, together with proceeds from the joint venture transaction, were used to repay in full the outstanding Bank One Center construction financing. This included a repayment to the construction lender of $169.8 million (including accrued interest) and a repayment of $80.7 million to the mezzanine lender which included $75.0 million of principal, a $2.7 million yield maintenance charge, $2.2 million of accrued interest and a $0.8 million exit fee. See Note 16 - Investments in Unconsolidated Joint Ventures for a discussion of the terms of the new loan.

      Security Capital Preferred Growth Debt Retirement. We retired outstanding debt totaling $57.3 million with SCPG from the proceeds of the sale of the National City Center property ($5.9 million), the sale of a 70% interest in the Bank One Center joint venture ($40.0 million), the refinancing of our IBM Plaza property ($8.5 million) and the sale of the Centre Square I property ($2.9 million) in late 2002.

      Other Indebtedness Transactions. On January 16, 2003, a $157.5 million interest rate collar agreement pertaining to our 50% common interest in an unconsolidated real estate joint venture which owns an office property located at 77 West Wacker Drive, Chicago, Illinois was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. As a result, previously escrowed funds totaling $6.9 million were returned to the joint venture.

      On February 19, 2003, we extended the maturity dates of two mezzanine loans having a combined principal amount of $32.5 million from the same lender. The two loans consisted of a $20.0 million loan having a previous maturity date of June 30, 2003 and a $12.5 million loan having a previous maturity date of November 15, 2003. Our ownership interests in the 208 South LaSalle Street, National City Center and Jorie Plaza properties secured the $20.0 million mezzanine loan while the $12.5 million mezzanine loan is secured by our ownership interest in our 33 West Monroe Street property. In June 2003, we repaid $8.1 million of the $20.0 million mezzanine loan utilizing a portion of the proceeds from the sale of our National City Center property. These loans are guaranteed by our Operating Partnership. The maturity dates for both of the loans were extended until November 15, 2004 at interest rates of LIBOR plus 7.00%.

     In May 2003, we made a principal payment of $7.0 million on our first mortgage loan secured by our 33 West Monroe Street property. This payment was funded by an escrow established at the time of the Arthur Andersen LLP lease termination (see further discussion of the termination under "Arthur Andersen Lease Termination" below) and was pursuant to an agreement made with our lender at the time of the termination.

      On August 4, 2003, we made a principal payment of $0.2 million on the $5.7 million mortgage note payable secured by 100% of our ownership interest in the property at 1455 Sequoia Drive, Aurora, Illinois, and extended the maturity date of the principal balance of $5.6 million until May 31, 2004 for a fee of $19,000. In order to obtain the extension, we also funded an escrow account for $0.6 million to secure the payment of future tenant improvements.

       On October 31, 2003, we amended a $4.1 million mortgage loan collateralized by our property located at 200 South Mitchell Court, Addison, Illinois, and guaranteed by our Operating Partnership. Under the amendment, the maturity date of the loan was extended for two years through September 1, 2005 for a fee of $40,000. In addition, the financial covenant requirements in the guaranty were eliminated.

         Interest Rate Protection Agreements. We have entered into the following interest rate cap agreements:



                                              Notional Amount
                                                   as of
                                              December 31,     Capped LIBOR
        Loan Associated with                      2003            Rate         Effective Date  Expiration Date
--------------------------------------------- ---------------- -------------- --------------- ---------------


180 North LaSalle Street,
   REMIC Certificate A (1)                     $  60,000,000         7.25%          3/01/01         1/15/04
33 West Monroe Street
   First Mortgage Loan (2)                        67,000,000         6.50           1/31/03        10/31/04
Jorie Plaza & 208 South LaSalle Street
   Mezzanine Loan (3)                             11,900,000         7.50           7/01/03        11/15/04
33 West Monroe Street
   Mezzanine Loan                                 11,900,000         4.50          11/15/03        11/15/04
None (4)                                         230,000,000         7.40           1/22/02         1/05/04
IBM Office Plaza
   First Mortgage/Mezzanine Loans                195,000,000         6.60           2/21/03         3/15/06




(1) This expired on January 15, 2004, concurrent with the refinancing of the underlying loan.

(2) The original notional amount of this interest rate cap was $67.0 million. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge and will be marked-to-market through earnings each period. The impact of the change in value for 2003 was nominal.

(3) In June 2003, this agreement was extended to January 15, 2004 and the notional amount was reduced to $11.9 million as $8.1 million of the underlying loan hedged by this derivative instrument and secured by the National City Center property was repaid upon sale of the property.

(4) The interest rate cap agreement related to the Bank One Center office property expired on January 5, 2004. As previously discussed, the underlying  loan  was  refinanced  concurrent  with  the  October  8,  2003 admittance of our joint venture partner to the entity which owns this property.

      No amounts were received under the terms of any of the interest rate protection agreements in 2003, 2002 and 2001.

      Amortization of Principal. During 2003 we made payments totaling $4.5 million for amortization of principal for loans on various properties.

     Other. We have provided guarantees ranging from 25% to 100% of the outstanding principal balances on certain mortgage and notes payable and bonds payable. As of December 31, 2003, the guarantees related to unconsolidated joint ventures totaled $5.4 million. In March 2001, we entered into an agreement to amend a loan collateralized, in part, by a pledge of the first mortgage loan that we held and which was secured by the property known as 180 North LaSalle Street in Chicago, Illinois. The original commitment under the loan was $64.0 million of which $52.0 million had been disbursed. Under the terms of the amendment, the maximum loan amount was reduced to $60.0 million and the remaining $8.0 million of borrowing availability was funded. Restricted cash escrows at December 31, 2003 and 2002 include $3.5 million and $3.5 million, respectively, related to this loan for future capital expenditures, tenant improvements and lease commissions.

      As part of the agreement, we agreed to allow the lender to securitize the loan by utilizing a Real Estate Mortgage Investment Conduit ("REMIC"), if desirable. The REMIC closed on October 30, 2001 and matured on January 15, 2004. The lender transferred the first mortgage loan to the REMIC. The principal amount of the REMIC was $113.7 million and was comprised of three classes of certificate holders. Class "A" certificates represented the original first mortgage holder owning a $60.0 million priority interest, Class "B" certificates which were owned by us and represented a $53.7 million interest subordinate to the Class A certificates, and the Class "R" certificates represented any residual amounts due to us upon any sale of the property should net proceeds exceed $113.7 million. The interest rate on the Class "A" certificate was LIBOR plus 3.75% and the interest note on the Class "B" certificate was equal to the difference between (i) 16.22% and (ii) the product of LIBOR multiplied by
1.1179. Our Services Company acted as the loan servicer for the REMIC and we accounted for our ownership interest on a consolidated basis. On January 15, 2004, we refinanced the REMIC with the proceeds of a first mortgage loan and concurrent with the loan closing acquired fee title ownership in the property. See Note 18 - Subsequent Events to these Consolidated Financial Statements.

      Certain mortgage and notes payable, bonds payable and construction financing are subject to various financial covenants including minimum cash balances and debt service coverage ratios. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more loans. See Note 5 - Debt Covenants to these Consolidated Financial Statements for a description of our various debt covenants.

      The following represents our future minimum principal payments due on our mortgage and notes payable and bonds payable outstanding at December 31, 2003 (dollars in thousands):

Year Ending December 31                                     Amount
-------------------------------------------------------------------------
2004.................................................    $    94,037
2005.................................................         67,915
2006.................................................        198,799
2007.................................................         28,994
2008.................................................         45,092
Thereafter...........................................        137,983
                                                      -------------------
                                                          $  572,820
                                                      ===================


      Certain mortgage notes payable and notes payable require loan exit fees be paid upon repayment of the debt obligation. As of December 31, 2003, accrued loan exit fees totaled $0.8 million.

      During the years ended December 31, 2003, 2002 and 2001, we wrote-off unamortized deferred financing costs of $3.2 million, $0.8 million and $0.1 million, respectively, (included in amortization of deferred financing costs). These write-offs resulted from mortgage notes, bonds payable and a line of credit that were repaid or refinanced.

      Total interest paid on mortgage and notes payable and bonds payable was $78.5 million, $62.5 million, and $69.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, we incurred interest expense of $58.4 million, $74.0 million and $75.7 million, respectively, of which $3.7 million, $29.9 million and $23.9 million, respectively, was capitalized related to development projects.

5.  Debt Covenants

      In order to obtain certain covenant modifications in 2002 related to our original construction and mezzanine loans for Bank One Center, we agreed with the Bank One Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. ("Citadel") at One North Wacker Drive in Chicago, Illinois, which obligation was undertaken by us in connection with Citadel's lease of space in the Bank One Center project. See
Note 6 - Leases to these Consolidated Financial Statements for description of our Citadel lease obligation. We agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs.

      We pre-funded $4.0 million of these costs into the escrow which were subsequently applied to the monthly payments for June, July, August and September of 2003. On March 19, 2003, we refinanced the Bank One Center mezzanine loan with the proceeds of a $75.0 million mezzanine loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligations as follows. Prior to the closing of the mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we were required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning April 2003 and continuing through and including January 2004. Upon Citadel's occupancy at Bank One Center, the construction lender deposited a $0.5 million leasing commission due and payable to us in connection with the Citadel lease into the New Citadel Escrow. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow were to be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligations. Simultaneous with the admittance of our joint venture partner to the joint venture which owns Bank One Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. Immediately prior to closing on the refinancing, the balance in the New Citadel Escrow was approximately $15.2 million. Simultaneous with closing, $2.3 million of the funds in the New Citadel Escrow were released to us leaving a balance of approximately $12.9 million.

      On August 23, 2002, we transferred our 10% ownership interest in Pine Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released from our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property.

      Under the terms of an $11.8 million mezzanine note payable collateralized by our 33 West Monroe Street property and an $11.9 million mezzanine note payable collateralized by three of our other properties, we are required to limit the amount of distributions that can be paid on our preferred and common shares and units to a maximum of 90% of funds from operations (as defined in the relevant loan documents) for each calendar year. For purposes of this limitation, distributions on our Series B Shares are assumed to have occurred whether or not they are actually paid. In March 2004, this provision was modified such that provisions for asset impairment and writeoffs of deferred financing fees (other than due to regular amortization) are excluded from the computation of funds from operations beginning with the quarter ended December 31, 2003.

      The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and, after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans), we have obtained the necessary loan modifications and/or waivers. We did not comply with these ratios with respect to two of our mezzanine loans and the letter of credit facility supporting our industrial revenues bonds for the quarter ended December 31, 2003 and do not expect to comply for the quarter ended March 31, 2004. We have obtained waivers or modifications of these requirements for these periods. Compliance with these covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

      Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

6.  Leases

      We have entered into lease agreements with tenants with lease terms ranging month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts. Approximately 20%, 30% and 27% of rental revenue for the years ended December 31, 2003, 2002 and 2001, respectively, was received from five tenants.

      The total future minimum rentals to be received by us under such noncancelable operating leases in effect at December 31, 2003, exclusive of tenant reimbursements and contingent rentals, are as follows (dollars in thousands):

Year Ending December 31                                     Amount
-------------------------------------------------------------------------

2004.................................................     $   79,070
2005.................................................         76,125
2006.................................................         64,996
2007.................................................         52,569
2008.................................................         47,321
Thereafter...........................................        128,376
                                                      -------------------
                                                           $ 448,457
                                                      ===================


      As a part of lease agreements entered into with certain tenants, we assumed these tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel Investment Group L.L.C. ("Citadel"). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. The Citadel Reimbursement Obligation includes an estimated nominal gross rental obligation of $84.0 million over the term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. The landlord at One North Wacker Drive is obligated to provide us with $47.50 per square foot in a tenant improvement allowance for any subleases we consummate.

      Through February 2004, we have executed subleases at One North Wacker Drive totaling 161,245 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.1 million has been received through December 31, 2003. Liabilities for leases assumed at December 31, 2003 includes $8.7 million related to the Citadel Reimbursement Obligations, which represents our estimate of a net obligation of $20.9 million after actual and estimated future subleasing, net of payments we made through December 31, 2003 on these obligations of $12.2 million.

      In connection with another sublease for 55,494 square feet, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.9 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $0.6 million which reduced our gross rental obligation on the remaining lease to $2.0 million at December 31, 2003. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

      On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes, under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2003, this lease has a remaining estimated gross rental obligation of approximately $3.4 million. On February 14, 2003, we leased the space for the remainder of the lease term subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $2.1 million in liabilities for leases assumed at December 31, 2003, representing an estimate of our net liability related to this obligation.

      During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at December 31, 2003 is approximately $7.9 million. During 2002, we released one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero at December 31, 2002 and we recorded a loss on the sale of real estate of $1.3 million in 2002. In 2003 we further revised our leasing assumptions and recorded an additional loss on the sale of real estate of $0.6 million. At December 31, 2003 and 2002, we have a net liability of approximately $3.0 million and $3.5 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

      Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2003, are as follows:



                                   Gross            Executed            Net
Year Ending December 31            Amount          Subleases          Amount
-----------------------------------------------------------------------------------
                                            (dollars in thousands)

2004........................    $   8,146         $   4,909         $   3,237
2005........................        7,912             5,473             2,439
2006........................        6,863             5,509             1,354
2007........................        5,220             4,400               820
2008........................        5,310             4,479               831
Thereafter..................       19,311            14,958             4,353
                             ---------------------------------------------------
                                 $ 52,762          $ 39,728          $ 13,034
                             ===================================================





      We have an operating lease with the joint venture which owns the 77 West Wacker Drive property for our corporate office space as well as equipment leases, including overhead crane equipment for certain of our industrial properties. Future minimum lease payments to be paid by us on these operating lease obligations in effect at December 31, 2003 are as follows:


               Year Ending December 31                      Amount
-------------------------------------------------------------------------
                (dollars in thousands)
2004.................................................     $  2,604
2005.................................................        1,971
2006.................................................        1,931
2007.................................................        1,714
2008.................................................          636
Thereafter...........................................        1,787
                                                      -------------------
                                                          $ 10,643
                                                      ===================


      In February 2003, we entered into lease termination agreements with Arthur Andersen LLP ("Arthur Andersen") whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the IBM Plaza property lease. The agreements also provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. In addition, in May and June 2003, we received real estate tax refunds for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space. As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into an escrow that may be utilized as follows: (i) up to a maximum of $8.1 million to be utilized to fund debt service and operating deficits at the 33 West Monroe Street property; (ii) $7.0 million is to be utilized to repay principal on the loan collateralized by the property ninety-one days following the receipt of the proceeds; and (iii) the remainder (including any remaining portion of the $8.1 million discussed under (i)) is available to fund future tenant improvements and other re-leasing costs at the property. On May 27, 2003, in accordance with (ii) above, $7.0 million was utilized to repay a portion of the principal on the first mortgage loan secured by the 33 West Monroe Street property. In addition, the $8.1 million in (i) above has been fully drawn to fund debt service and operating deficits at this property during 2003.

      In connection with these terminations, we recorded lease termination fee income of $29.7 million in 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases.

7.  Minority Interests

      Primestone Investment Partners L.P. ("Primestone"), an affiliate of The Prime Group, Inc. ("PGI"), previously owned 7,944,893 limited partner common units (the "Primestone Units") of the Operating Partnership. PGI is a privately held company controlled by Mr. Michael W. Reschke, the former Chairman of our Board. Mr. Reschke resigned as Chairman on April 8, 2002 and resigned from our Board on April 17, 2003. On April 30, 2002, Vornado PS, L.L.C. ("Vornado PS"), a lender to Primestone who had a lien on the Primestone Units, held a foreclosure auction of the Primestone Units and acquired all of the units for $8.35 per common unit. Vornado PS subsequently assigned 3,972,446 (the "Cadim Units") of the Primestone Units to Cadim Acquisition, LLC ("Cadim Acquisition") and retained the remaining 3,972,447 units (the "Vornado Units").

      On June 11, 2003, we issued to Vornado PS, L.L.C. ("Vornado PS"), in connection with the exercise by Vornado PS of certain exchange rights, 3,972,447 of our common shares. Simultaneous with the issuance of the common shares to Vornado PS, we cancelled the 3,972,447 common units in our Operating Partnership held by Vornado PS which were exchanged for the common shares.

      On June 13, 2003, we issued to Cadim Acquisition, LLC ("Cadim Acquisition"), in connection with the exercise by Cadim Acquisition of certain exchange rights, 3,972,446 of our common shares. Simultaneous with the issuance of the common shares to Cadim Acquisition, we cancelled the 3,972,446 common units in our Operating Partnership held by Cadim Acquisition which were exchanged for the common shares.

      The Vornado PS and Cadim Acquisition exchanges of common units for common shares resulted in an increase in our ownership of our Operating Partnership by 29.8%. The transaction price recorded for the units purchased was our common share price on the date of notices from Vornado PS and Cadim Acquisition (May 23, 2003 - $6.37 per share) of the exercising of their respective exchange rights. The difference between the transaction price and the book value of these equity accounts at the Operating Partnership level has been recorded as a reduction of the carrying value of our real estate and other assets as follows: a reduction in minority interest reflected in our consolidated balance sheet of $76.5 million, an increase in our shareholder's equity of $50.6 million and a reduction in real estate and other assets of $25.9 million. The determination of the allocation of this reduction was based on our estimate of the fair market value of each asset.

8.  Preferred Shares

      We are authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. Concurrent with our initial public offering of November 17, 1997, we completed a private placement with SPCG of our 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A Shares") with a $0.01 par value. On June 5, 1998, we completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Shares") with a $0.01 par value.

      On January 31, 2002, we paid distributions of $0.375 per Series A Share and $0.5625 per Series B Share to shareholders of record on January 18, 2002.

      On February 22, 2002, we amended the dividend rate on our Series A Shares, and agreed to pay a deferral payment, as defined, of 3.5% of the $40.0 million aggregate liquidation value of the outstanding Series A Shares. The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002.

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

      Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note was exchangeable by its terms for our common shares at an exchange price of $20.00 per share, subject to anti-dilution adjustments. Approximately $6.8 million of the proceeds from the $20M Note were used to fund the payment of distributions on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes.

      As part of the foregoing transactions, we issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 warrants expired April 1, 2003. We also issued to SCPG Series B and Series C warrants. The Series B warrants allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The warrants contain antidilution adjustment provisions and expire on July 16, 2007, except as specified above. We recorded the fair market value of the warrants of $0.6 million as a discount to the $20M Note and as an increase to additional paid-in capital. The discount was amortized as interest expense over a twelve-month period which ended July 16, 2003, the initial maturity date of the related notes. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exercise of any of the warrants.

      In order to permit the purchase of the Series A Shares under our charter, our Board conditionally declared distributions on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share.

      Dividends on our Series B Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B Share). Our Series B Shares rank senior to our common shares as to the payment of dividends and as to the distribution of assets upon liquidation. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of ours.

      We have not paid distributions on our Series B Shares for the last five quarters. Distributions on our Series B Shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustee elected by the Series B Shareholders will expire whenever the total dividend arrearage in the Series B Shares has been paid and current dividends declared and set apart for payment. Any future distributions in respect of our common shares may not be paid unless all accrued but unpaid preferred share distributions have been or are concurrently satisfied.

9.  Discontinued Operations

      The components of discontinued operations for properties sold during the years ended December 31, 2003 and 2002, and a full year of their operations for the year ended December 31, 2001, are shown below:



                                                         Year Ended December 31
                                                    2003            2002          2001
                                            ------------------------------------------------
                                                     (dollars in thousands)

Rental revenue............................     $    5,707       $   22,948     $   32,490
Tenant reimbursements.....................            934            7,316         14,289
Other property income.....................            718            1,736          1,892
                                            -------------------------------------------------
   Total revenue..........................          7,359           32,000         48,671
Property operations.......................          1,848            7,663         11,217
Real estate taxes.........................          1,033            4,683          8,553
Depreciation and amortization.............            555            5,360          9,011
Interest:
   Expense................................          1,288            7,114         13,090
   Amortization of deferred
     financing costs......................              -              352            468
                                            -------------------------------------------------
   Total expenses.........................          4,724           25,172         42,339
                                            -------------------------------------------------
Income before provisions for asset
   impairment, net gain (loss) on sale
   of real estate and minority interests..          2,635            6,828          6,332
Provisions for asset impairment(1)........              -          (56,573)        (1,500)
Net gain (loss) on sales of real estate(2)          1,226           (3,211)             -
Minority interests........................         (1,113)          21,818         (1,962)
                                            -------------------------------------------------
Discontinued operations...................     $    2,748      $   (31,138)    $    2,870
                                            =================================================




(1) During 2002, we recorded an asset impairment of $22.1 million related to an office property sold in June 2003 based upon our decision to exit a non-core market, which shortened our anticipated hold period for the property. The impairment charge reduced the net book value of the building and improvements, deferred rent receivables and deferred costs by $19.4 million, $0.8 million and $1.9 million, respectively, to our estimate of fair value based upon market conditions and discussions we have held with a tenant regarding a potential sale. In addition, we recorded provisions for impairment of $33.6 million based upon our decision to sell certain non-core suburban office properties and $0.8 million related to an office property based upon our decision to actively market the property and exit the Tennessee market (an impairment loss of $1.5 million related to this office property was recognized during 2001). We entered into a contract to sell our non-core suburban office properties in April 2002. The purchase price less costs of sale was used to determine the fair value of the properties and related assets. We determined the fair market value of the Tennessee office property based upon the purchase price less costs of sale of a contract with a third party purchaser and our knowledge of the Tennessee marketplace.

(2) See Note 15 - Property Acquisitions, Placed in Service and Dispositions to these Consolidated Financial Statements for a description of these sales.

10.  Earnings Per Share

      The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except per share amounts):




                                                                          Year ended December 31
                                                                       2003          2002          2001
                                                                -------------------------------------------

Numerator:
   Loss from continuing operations before minority interests    $     (39,373)   $   (7,435)   $  (18,544)
   Minority interests.........................................          1,054         8,895        11,323
   Net income allocated to preferred shareholders.............         (9,000)      (11,280)      (12,150)
                                                                -------------------------------------------
   Loss  before  (loss)  gain on sales of real  estate,
     discontinued  items and cumulative effect of change
     in accounting principles.................................        (47,319)       (9,820)      (19,371)
   Discontinued operations, net of minority interests.........          2,748       (31,138)        2,870
   (Loss) gain on sales of real estate, net of minority
     interests................................................           (646)         (943)          174
   Cumulative effect of change in accounting
     principles, net of minority interests....................              -             -          (321)
                                                                -------------------------------------------
Numerator for earnings per share - loss available to common
     shares...................................................   $    (45,217)   $  (41,901)   $  (16,648)
                                                                ===========================================

Denominator:
   Denominator for basic earnings per share - weighted
     average common shares...............................          20,105,183    15,673,544    15,630,586
Effect of dilutive securities:
   Employee stock options.....................................              -             -             -
   Employee stock grants......................................              -             -             -
                                                                -------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average common shares and assumed
   conversions........................................             20,105,183    15,673,544    15,630,586
                                                                ===========================================


BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER
   WEIGHTED-AVERAGE COMMON SHARE:
Loss from continuing operations...............................  $      (2.35)   $     (0.62) $      (1.24)

Discontinued operations, net of minority interests............          0.13          (1.99)         0.18
(Loss) gain on sales of real estate, net of minority
   interests..................................................         (0.03)         (0.06)         0.01
Cumulative effect of change in accounting principles,
   net of minority interests..................................             -              -         (0.02)
                                                                -------------------------------------------
Net loss available per weighted-average common share
   of beneficial interest - basic and diluted.................  $      (2.25)   $     (2.67) $      (1.07)
                                                                ===========================================




      For the 2003 earnings per share computation, 1,948,921 of our options during the first quarter of 2003, 1,449,210 options during the second quarter of 2003, 1,319,390 options during the third quarter of 2003, and 1,309,827 options during the fourth quarter of 2003 were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

      On July 16, 2002, we issued Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share, Series B warrants to purchase up to 250,000 common shares at $10.00 per share and Series C warrants to purchase up to 250,000 common shares at $12.50 per share. These warrants were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

      For the 2002 earnings per share computation, 2,293,591 of our options during the first quarter of 2002, 2,115,755 options during the second quarter of 2002, 2,029,926 options during the third quarter of 2002 and 2,008,191 options during the fourth quarter of 2002 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      For the 2001 earnings per share computation, 2,574,754 of our options during the first quarter of 2001, 2,550,642 options during the second quarter of 2001, 2,304,741 options during the third quarter of 2001, and 2,295,364 options during the fourth quarter of 2001 were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      We had nonvested stock grants of 5,898, 14,144 and 58,980 shares outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

      The minority interest in the Operating Partnership had 6,604,391, 10,996,166 and 10,722,853 weighted average limited partner common units outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, of which 6,604,391, 7,023,720 and 10,661,808, respectively, may be exchanged for common shares on a one-for-one basis, subject to our 9.9%
ownership limitation contained in our charter, or, at our option, cash equivalent to the fair market value of a common share at the time of exchange. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

      We had 2,000,000 Series A Shares outstanding during the year ended December 31, 2001 which were not included in the computation of diluted earnings per share because their conversion would have been antidilutive. On July 16, 2002, the Series A shares were purchased by our Operating Partnership (See Note 8 - Preferred Shares to these Consolidated Financial Statements).

11.  Employee Benefit Plans

      Our 1997 Share Incentive Plan (the "Plan") permits the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other owned partnerships. The Plan also permits the grant of share options to non-employee Trustees.

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

      The Board also granted certain executives 25,380 shares of our common shares and certain executives and employees options to purchase 364,200 of our common shares, at an exercise price of $13.19 per share, as part of a long-term incentive program. These common share grants and options vested at the rate of 25.0% per year in four annual installments commencing on January 15, 2000.

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

     During 2000 and 1999, the Board granted options to purchase a total of 7,500 and 107,500, respectively, (exclusive of options described above as part of our annual incentive award program) of our common shares to various employees and executives of the Company hired in 2000 and 1999 at exercise prices equal to the closing price on the trading day before the grant of the options. Options for these shares granted under the Plan to executives and employees have a term of 10 years and became exercisable and vested in installments as follows: (i) 33.3% of the number of shares commenced in the first anniversary of the date of grant; (ii) an additional 33.3% for the shares commenced on the second anniversary of the date of the grant; and (iii) the remainder of the shares commenced on the third anniversary of the date of grant.

       In January 2003, the Compensation Committee awarded Mr. Nardi 100,000 stock options at $5.02 per share (the closing price on the last trading day immediately prior to the award). These options vest over three years in one-third increments on each anniversary of the award.

      During  2003,  2002 and 2001,  1,047,313,  286,320  and  289,647  options,
respectively,   expired  or  were  voluntarily  terminated  in  connection  with employees or executives, who held options, resigning from the Company.

      The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2001, respectively: risk-free interest rate of 2.21% and 5.22%; expected dividend yield of 0.00% and 9.43%; volatility factor of the expected market price common shares of 0.310 and 0.294; and a weighted-average expected life of the options of three years for 2003 and seven years for 2001. There were no options granted in 2002.

      Under the fair value method of SFAS 123, $45,000 ($0.00 per basic and diluted share), $158,000 ($0.01 per basic and diluted common share), and $175,000 ($0.01 per basic and diluted common share), would have been recognized as additional compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively. For purposes of the following pro-forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. On this basis, the pro-forma net loss available to common shares was $45.3 million ($2.25 per basic and diluted common share), $42.1 million ($2.68 per basic and diluted common share), and $16.8 million ($1.08 per basic and diluted common share) for the years ended December 31, 2003, 2002 and 2001, respectively. We did not recognize any compensation expense in 2003, 2002 and 2001 related to options granted under APB 25.

      The effects on unaudited pro-forma net income and pro-forma earnings per common share for the years ended December 31, 2003, 2002 and 2001 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

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

      On May 20, 2002, we entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, our two Co-Presidents at that time, and Mr. James F. Hoffman, our Executive Vice President, General Counsel and Secretary. The agreements provided for a retention payment for calendar year 2002 of $250,000 for each of Mr. Conforti and Mr. Patterson and $100,000 for Mr. Hoffman. The retention payments vested on a per diem basis from the beginning of calendar year 2002 so long as the participant remained employed by us or our affiliates. Any unvested portions of the bonus would have been forfeited in the event the participant voluntarily terminated his employment. Vested portions of the retention payments were payable upon the earlier of December 31, 2002 or at the discretion of the Compensation Committee of our Board of Trustees in the event of the consummation of various capital events. The foregoing retention payments were considered a 2002 performance bonus distribution for the purpose of calculating any termination compensation due under the participants' previously existing employment or severance agreements with us. These retention payments were paid by us in January 2003.

      The following is a summary of our share option activity, and related information for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except per share amounts):






                                                 Shares       Weighted Average
                                               Subject to        Exercise
                                                 Option       Price Per Share
                                           ------------------------------------

Balance at January 1, 2001................     2,563,363           $16.35
Additional options granted................        33,400            14.31
Options exercised.........................        (1,625)           13.88
Options canceled or repurchased...........      (305,272)           15.89
                                           ------------------------------------
Balance at December 31, 2001..............     2,289,866            16.38
Options canceled or repurchased...........      (286,320)           18.41
                                           ------------------------------------
Balance at December 31, 2002..............     2,003,546            16.09
Additional options granted................       100,000             5.02
Options canceled..........................      (947,313)           15.94
                                           ------------------------------------
Balance at December 31, 2003..............     1,156,233           $15.25
                                           ====================================




      At December 31, 2003, options with respect to 1,054,171 common shares were exercisable with exercise prices ranging from $13.19 to $21.00 per share and a weighted average exercise price of $16.22 per share. The remaining weighted-average contractual life of these options was 5.04 years. The weighted-average grant date fair value of all options granted during the years ended December 31, 2003 and 2001 was $1.20 and $1.39, respectively.

12.  Related Party Transactions

     On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. Julien J. Studley, Inc. has earned commissions of $0.1 million and $0.2 million for services provided to us for the years ended December 31, 2003 and 2002, respectively. The term of this agreement expired on September 30, 2003, although certain commissions have and may become due and payable subsequent thereto. Julien J. Studley may also receive commissions from us in the future should they represent any tenant in a leasing transaction with us.

      For the year ended December 31, 2003, we recorded severance costs of $0.7 million resulting from the termination of Mr. Louis G. Conforti as our Chief Financial Officer and for the year ended December 31, 2002, we recorded severance costs of $2.5 million resulting from the resignations of Mr. Michael
W. Reschke and Mr. Richard S. Curto and the reduction of corporate management and support staff.

      As of December 31, 2003, we have a receivable of approximately $0.9 million from Mr. Nardi and certain of his affiliates under a master lease agreement entered into with Mr. Nardi in connection with our 1051 Kirk Road property. This represents rent receivables due for the period from October 2001 through the lease expiration on March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this period, no payments were applied to the outstanding balance. We have recorded this rent as a reduction of our basis in the property.

      On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates, both affiliates of Mr. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997 (as so amended, the "PGI Environmental Indemnity"). Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Enterprise industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will be placed in an escrow to be used to fund the environmental remediation costs. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. Upon the closing of the admission of a new 70% joint venture partner to our subsidiary that owns Bank One Center, we retained $0.5 million of the $1.0 million of compensation due PGI as described below which will be utilized towards certain environmental costs at these industrial properties. PGI's responsibility under the agreement was correspondingly reduced by $0.5 million. As of December 31, 2003 a total of $0.3 million of these costs have been paid. These environmental matters are further discussed in Note 14 - Commitments and Contingencies to our Consolidated Financial Statements.

      In connection with the admission of a new 70% joint venture partner to the joint venture that owns the 1,497,472 square foot Bank One Center office building in Chicago, Illinois, we entered into certain agreements with affiliates of PGI, providing for a total of $1.0 million of compensation in connection with certain advisory services performed in connection with the transaction. These agreements consisted of (i) a letter agreement providing for a $0.3 million advisory fee relating to such transaction, (ii) an amendment to the PGI Environmental Indemnity providing that we would pay the first $0.5 million of any costs incurred in connection with the environmental clean-up and related litigation and (iii) our agreement to pay $0.2 million to our joint venture affiliate owning the 77 West Wacker Drive property representing three
(3) months past-due rent owed by PGI for space it was leasing at the building at the time.

      PGI leased 22,620 square feet of space at 77 West Wacker Drive, an office building owned by one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and for which we account using the equity method. PGI's lease was to expire October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. As of July 31, 2003, PGI owed the unconsolidated real estate joint venture $0.4 million representing five months of rent and related operating expense reimbursements. PGI was subsequently charged rent for the months of August and September. In connection with the past-due rent, the parties entered into an amendment to PGI's lease pursuant to which rent ceased to accrue as of October 1, 2003 and PGI (i) paid two months rent to the landlord for August and September 2003, (ii) conveyed its trade fixtures and certain office furniture to the landlord in satisfaction of its remaining rent obligation, and (iii) agreed to vacate the premises at any time in the future upon 45 days notice from landlord, which notice has since been served by landlord. An additional three
(3) months of rent was paid as described in "Bank One Center Agreements" below. PGI vacated the premises as of February 8, 2004.

      We own a 50% common ownership interest in 77 West Wacker Drive, LLC ("77 LLC"), an unconsolidated joint venture that owns the office property at 77 West Wacker Drive in Chicago, Illinois. In connection with our management of the property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 LLC. Such amounts for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:



                                                  2003        2002      2001
                                            ------------------------------------
                                                     (dollars in thousands)

Management fees (1).....................     $  1,092      $  1,053  $  1,013
Payroll, leasing costs
  and other operating costs.............        1,998         2,088     1,898




(1) We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis. For financial reporting purposes, 50% of this amount, representing our share of earnings from the joint venture, has been eliminated against our equity in earnings from this joint venture (included in other income).

      We own a 30% subordinated common ownership interest in Dearborn Center, LLC ("Dearborn LLC"), an unconsolidated joint venture that owns the office property known as Bank One Center located at 131 South Dearborn Street in Chicago, Illinois. In connection with our management of the property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of Dearborn LLC. Such amounts for the period from October 8, 2003 (admittance of our joint venture partner) through December 31, 2003, are summarized as follows (dollars in thousands):


Management fees (1).....................                            $  148
Payroll, leasing costs and other operating costs......                 299


 (1) We earn a monthly management fee equal to 2.0% of gross rental income calculated on a cash basis. For financial reporting purposes, this has been eliminated against our equity in the loss from this joint venture. Payment of this fee for 2003 and 2004 on a current basis is subordinate to our partner's annual non-cumulative 10% return. To the extent this fee is not paid for these years it is to be paid from the proceeds of any future capital transaction and is senior to the return of our partner's capital.

     On March 7, 2002, the Operating Partnership acquired 24.9 acres of land from Mr. Nardi for a total purchase price of $3.3 million paid in 344,331 limited partner common units. This purchase fulfilled our contractual requirements to acquire land from Mr. Nardi.

      Governor James R. Thompson, a former Trustee whose term as a trustee expired in May 2003, is the Chairman of a law firm which has provided legal services to us during 2003, 2002 and 2001. The law firm earned fees of $1.1 million, $1.7 million and $2.8 million for legal services provided to us in 2003, 2002 and 2001, respectively.

      During 2002 and 2001, we incurred rent expense of $35,600 and $0.2 million, respectively, under the terms of a month-to-month sublease with PGI. This sublease was terminated on February 28, 2002.

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

13.  Fair Values of Financial Instruments

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

Mortgage and Notes Payable and Bonds Payable

      The carrying amount of our variable and fixed rate debt (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

      At December 31, 2003, the fair value of our interest rate protection agreements is a net asset of $0.2 million.

14.  Commitments and Contingencies

      We disclosed in our 2002 consolidated financial statements and in each of our 2003 quarterly consolidated financial statements that we had liquidity issues that raised some uncertainty as to our ability to continue as a going concern. During 2003, we completed certain transactions, primarily the sale of certain assets and the repayment of high interest rate debt, which we believe have resolved these liquidity issues.

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

      In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. 180 Acquisition is asking the Court to award it $1.7 million in direct damages, $15.7 million in lost profits and $34.9 million in punitive damages. We vigorously dispute the allegations contained in the Complaint, deny making the promises alleged by the plaintiff and believe that we have valid defenses in this case. However, there can be no assurances that the outcome of this case will be favorable to us. We have not recorded any liability related to this matter other than for legal fees we have incurred.

      We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

      All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties which are already in remediation programs sponsored by the states in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at December 31, 2003 and December 31, 2002). During 1997, PGI, the former owner of the above mentioned industrial properties, initiated lawsuits against a former environmental consultant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties in order to force the tenant to submit a hazardous waste closure plan to the Illinois Environmental Protection Agency. In January 2004 the court ruled that the tenant did not have to submit a hazardous waste closure plan under applicable regulations. The litigation against the environmental consultant continues.

      We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all of the costs associated with the environmental remediation and the tenant has purchased the property. The second property was placed in the remediation program sponsored by the state in which it is located and the previous owner has obtained a no further remediation letter from the Illinois Environmental Protection Agency approving the completion of the remediation work. Accordingly, we do not anticipate any material liability related to these environmental matters.

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

      The Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Nardi ("NAC Contributors") and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. Under these agreements, the Operating Partnership is required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

      The percentage of the tax liabilities which the Operating Partnership is required to indemnify is 50% for the taxable year ending on December 31, 2003, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under the indemnities to the NAC Contributors and the IBD Contributors is $9.8 million and $3.5 million, respectively, at December 31, 2003.

      PGI has entered into an agreement with the Operating Partnership pursuant to which PGI has agreed to indemnify the Operating Partnership for any amounts paid by the Operating Partnership to the NAC Contributors and/or the IBD Contributors pursuant to such agreement; provided, that PGI is liable to the Operating Partnership for such amounts only to the extent that the Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

      On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross up" amount that effectively results in the Principals receiving this indemnity payment on a net, after tax basis. However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if the equity market capitalization of the Company is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership which owns the property for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at December 31, 2003 is $57.1 million.

      We have a 50% common interest in an unconsolidated real estate joint venture which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The $157.5 million collar agreement requires the joint venture to make cash escrow deposits to the extent that the instrument's valuation decreases more than $5.0 million. On March 12, 2001, we were replaced by its joint venture partner as the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse the joint venture partner its fifty percent share of any amount paid. On January 6, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, funds previously escrowed were returned to the joint venture.

      As discussed in Note 6 - Leases, we have assumed tenants' lease obligations for certain tenants as an inducement to lease space in our properties. In addition, as an inducement to lease space in Bank One Center, we agreed to reimburse Citadel for the Citadel Reimbursement Obligation. Liabilities for leases assumed includes $8.7 million, representing our gross obligation, net of executed and anticipated subleases related to this obligation.

      As also discussed in Note 6 - Leases, as a condition of the sale of ten properties in 1999, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at December 31, 2003 is approximately $7.9 million. At December 31, 2003 and 2002, we have a net liability of approximately $3.0 million and $3.5 million, respectively, in liabilities for leases assumed, representing our gross obligation related to this obligation, net of executed and anticipated subleases related to this obligation.

      Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the Future Lease Value and agreed that the amount of the cash collateral escrow would be equal to the greater of
(i) the difference between $25.2 million and the Future Lease Value, or (ii) $4.0 million. As of December 31, 2003 and 2002, we had a total of $4.0 million and $1.8 million, respectively, on deposit in the cash collateral escrow.

     Our East Chicago Enterprise Center, Chicago Enterprise Center, Arlington Heights Enterprise Center and Hammond Enterprise Center properties, serve as collateral for our bonds payable. The Future Lease Value calculation under the letter of credit facility is defined as the annualized Net Operating Income, as defined in the loan documents, as of the determination date, reduced by the greater of (i) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate any time on or before January 2, 2007; or,
(ii) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate within 36 months from the determination date; divided by the Amortization Constant, as defined. Consequently, if leases expire and are not renewed or in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which is not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material.

      Dividends on our Series B Shares are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. No dividend has been declared or paid for the fourth quarter of 2002 or for 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

      The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 2000 and 1999. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza property, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

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

      On June 19, 2003, the Service issued a "60-day letter" to us regarding this issue for the year ended December 31, 1999 which stated that we had 60 days to file a protest of the Service's position. We then issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On July 25, 2003, the Service issued preliminary reports proposing adjustments for the years ended December 31, 2000 and 2001 resulting from the 1999 Transaction. On January 5, 2004, the Service issued "60-day letters" to us regarding the proposed adjustments for the years ended December 31, 2000 and 2001, which stated that we had 60 days to file a protest of the Service's position. We plan to issue protest letters protesting the proposed adjustments.

15.  Property Acquisitions, Placed in Service and Dispositions

      The following properties were acquired, placed in service or sold in 2003, 2002 and 2001. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.


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

2003 Acquisitions
Land:
   Aurora Land (1)                               Aurora, IL               $    2,400            June
                                                                       ==================
2003 Sales
Land:
   Aurora Land (2)                               Aurora, IL               $    2,800         December
                                                                       ==================
Office:
   National City Center (3)                      Cleveland, OH            $   80,000           June
                                                                       ==================
   70% of Common Interest:
     Bank One Center (4)                         Chicago, IL              $  105,000           October
                                                                       ==================
2002 Acquisitions
Land:
   Aurora Land (5)                               Aurora, IL               $    2,700         February
   Batavia Land (6)                              Batavia, IL                   2,400          March
   Carol Stream Land (6)                         Carol Stream, IL                800          March
                                                                       ------------------
                                                                          $    5,900
                                                                       ==================
2002 Sales
Land:
   Aurora Land (5)                               Aurora, IL               $    7,000         February
   Aurora Land (7)                               Aurora, IL                    3,400         February
                                                                       ------------------
                                                                          $   10,400
                                                                       ==================
Office:
   2000 York Road
     (Oak Brook Business Center) (8)             Oak Brook, IL
   2100 Swift Drive (8)                          Oak Brook, IL
   6400 Shafer Court (8)                         Rosemont, IL
   1699 E. Woodfield Road
     (Citibank Plaza) (8)                        Schaumburg, IL
   3800 and 3850 North Wilke Road and 3930
     Ventura Drive (Commerce Point) (8)          Arlington Heights, IL
   2205-2255 Enterprise Drive (Enterprise
     Office Center) (8)                          Westchester, IL
   1900 Algonquin Road/2000-2060
     Algonquin Road
       (Salt Creek Office Center/Sun Annex) (8)  Schaumburg, IL
   1700 East Golf Road
       (Two Century Centre) (8) Schaumburg, IL
        850, 860, 870 and 1000 Technology Way
       (Pine  Meadows Corporate Center) (8)      Libertyville, IL

                                                                       ------------------
                                                                          $  131,156            June
   Centre Square I (9)                           Knoxville, TN                 5,100          November
                                                                       ------------------
                                                                          $  136,256
                                                                       ==================
Industrial:
   4430 Railroad Avenue (10)                     East Chicago, IN         $      600          December
                                                                       ==================
Joint Venture:
   300 West Monroe Street and 25 & 27
     South Wacker Drive (11)                     Chicago, IL              $   22,900          January
   Pine Meadows Corporate Center
      (Building E) (12)                          Libertyville, IL                  -           August
                                                                       ------------------
                                                                          $   22,900
                                                                       ==================
2002 Developments Placed In Service
Office:
   Bank One Center (13)                          Chicago, IL              $  325,207          November





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

2001 Acquisitions
Land:
   Aurora Land                                    Aurora, IL               $    2,600         March
                                                                       ==================

Industrial:
   200 South Mitchell Court                       Addison, IL              $    6,100         August
                                                                       ==================

2001 Sales
Land:
   Jorie Plaza (17)                               Oak Brook, IL            $    1,600         March
                                                                       ==================

Office:
   2675 N. Mayfair (14)                           Wauwatosa, WI            $    8,800         April
                                                                       ==================

Industrial:
   6700 Touhy (15)                                Niles, IL                $    5,700         March
   43-47 Hintz Road (16)                          Wheeling, IL                 11,700          May
                                                                       ------------------
                                                                            $  17,400
                                                                       ==================




(1) We purchased this land pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. The 2003 purchase fulfills our obligation under this contract.

(2) We sold this land comprised of 15.0 acres for $2.8 million resulting in a gain of $0.2 million.

(3) We sold this property to an affiliate of our major tenant at the property, National City Corporation. The gross contract price for the sale, including a lease termination fee from an affiliate of the purchaser, was $80.0 million. During the fourth quarter of 2002, we recorded an asset impairment of $22.1 million related to this property (which is included in discontinued operations). After reflecting this impairment, our subsequent sale of this property resulted in a gain of $1.2 million and has been recorded in discontinued operations.

(4) On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary (the "Venture") that owns this office building (the "Property"). Commencing with the transaction, we began accounting for our investment in this joint venture under the equity method of accounting. The new joint venture partner is an affiliate of Estein & Associates USA, Ltd. of Orlando, Florida (together with its affiliates, the "JV Partner").

     Our affiliate manages and leases the Property pursuant to a management and leasing agreement that was entered into at the closing of the transaction. Our affiliate earns management fees in an amount equal to 2% of monthly Gross Revenues, as defined, until the Property achieves a 90% leased threshold at which time the management fees earned will increase to and remain at 2.5%. Our JV Partner has the right to replace our affiliate as the leasing agent upon thirty days written notice if the office space of the property is not 80% leased, as defined, by October 8, 2005.

     At the closing, the JV Partner made a cash contribution to the Venture of $106.4 million (which includes $1.4 million retained by the Venture as working capital) in exchange for 70% of the membership interests in the Venture. Upon closing, the Venture, in turn, distributed $105.0 million to us.

     Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by the JV Partner and distributed to us when the Venture leases an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003 (the "Leasing Earnout"). In December 2003, the Venture entered into a lease with a law firm for 55,074 square feet of office space in the Property. We and the JV Partner mutually agreed that for various reasons, including that the terms of the transaction were affected by the fact that the leased space is subject to a tenant's ten year expansion option, the lease would not be applied toward the 40,000 square feet of additional space required to be leased in order for us to receive the Leasing Earnout.

     After closing prorations and funding certain required closing escrows and costs, we received approximately $323.0 million in net proceeds from the transaction, of which $293.2 million was used to retire outstanding construction and mezzanine indebtedness secured by the property of $169.8 million and $80.7 million, respectively, and $42.7 million of which we used to repay in full our outstanding indebtedness to SCPG, including accrued interest, and the remainder of which we have retained for working capital.

     The JV Partner is the administrative member of the Venture, and we have approval rights over major decisions. At closing, we received a credit to our invested capital account in the Venture in the amount of $45.6 million (which includes a $0.6 million cash contribution we made which has been retained by the Venture as working capital), representing 30% of the total invested capital of the Venture. We will also receive a credit to our invested capital account, upon the satisfaction of the Leasing Earnout, of an additional $4.2 million. We recorded our equity investment at the date of the transaction at our carryover basis of $43.4 million.

     The JV Partner is entitled to receive out of available annual cash flow, a 10% non-cumulative, non-compounded preferred return on its invested capital, after which we will receive a 10% non-cumulative, non-compounded return on our capital. Any remaining annual cash flow will be paid 50% to us and 50% to the JV Partner. The JV Partner also receives a monthly administrative fee of $50,000.

     Our equity in the earnings (loss) from this joint venture is determined based upon the distribution of available cash flow. To the extent that joint venture earnings exceed the return to our partner in any year, we will record 100% of the excess up to 10% return on our capital. Thereafter, earnings will be allocated 50% to us and 50% to our partner. To the extent earnings of the joint venture are less than the amount distributable to our JV Partner, we will record a corresponding loss to the extent of any difference.

     In the event of any sale or future refinancing of the Property, our JV Partner will receive a 10% non-cumulative, non-compounded preferred return on its invested capital for the year in which the sale or refinancing occurs and the return of its invested capital prior to the payment to us of our 10% return for that year and our capital. Any remaining net sale or refinancing proceeds will be paid 50% to us and 50% to our JV Partner. The payment of our management fees is to be deferred to the extent that available cash flow is insufficient to pay our JV Partner its annual 10% preferred return at any time during a subordination period between October 8, 2003 and December 31, 2004. Any deferred management fees from the subordination period remaining after December 31, 2004 will be payable to us solely from available sale or refinancing proceeds prior to the return of invested capital to either party.

     We have an option to purchase the JV Partner's interest in the Venture on the date that is 90 days prior to the maturity of the first mortgage secured by the property. The purchase price for the JV Partner's membership interest will be equal to the greater of (a) the value of the JV Partner's interest in the Venture determined based upon a deemed sale of the Property at a value (the "Deemed Property Value") calculated using the pro forma net operating income of the Property for a twelve month period divided by a capitalization rate of 8.5%, less the actual amount of all unpaid tenant improvement allowances and rental allowances for any leases of the Property, or (b) an amount that must be received by the JV Partner to return to the JV Partner its invested capital, plus a return of 12.5% compounded annually, taking into account all prior distributions.

     In the event we do not exercise our purchase option, the JV Partner may elect to purchase our interest in the Venture on the date that is 60 days prior to the maturity of the first mortgage. The purchase price for our interest shall be equal to the value of our interest in the Venture based upon a deemed sale of the Property at the Deemed Property Value.

(5) We sold this land comprised of 52.5 acres for $7.0 million resulting in a loss of $0.2 million. Approximately 33 acres of the 52.5 acres were acquired by us concurrently for a purchase price of $2.7 million.

(6) These parcels were acquired by our Operating Partnership from affiliates of Mr. Nardi in exchange for 344,331 limited partner common units. These acquisitions completed our obligation under a contract entered into with affiliates of Mr. Nardi as part of our initial public offering.

(7) Our sale of this land resulted in a loss of $0.1 million. Our Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this sale, our Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10.4 million. Our Services Company subsequently contracted with a third party to sell this property for a purchase price of $10.4 million. We purchased and sold the property in October 2002. As part of the sale, the Services Company was required to master lease certain vacant space in the building for a total annual rent of approximately $0.3 million for up to two years or until the space was leased to another tenant. In October 2002, our obligation to master lease this space was mitigated upon the leasing of the space to another tenant. During the year ended December 31, 2002, our Services Company recognized $1.7 million of net income after applicable income taxes, as the construction manager in connection with the construction of the industrial build-to-suit building.

(8) On June 26, 2002, we completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131.2 million, excluding the assumption of $113.1 million of debt related to the properties (the "Blackstone Sale"). We recorded a $33.6 million provision for asset impairment during 2002 related to these properties based upon our revised holding period and subsequently recorded an additional $3.7 million loss on sale in 2002 relating primarily to the write-off of certain deferred assets associated with these properties.

(9) We sold this office building located at 620 Market Street, Knoxville, Tennessee for a gross sales price of $5.1 million and recorded a gain of $0.1 million in discontinued operations. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds.

     The facility that provided credit enhancement for the bonds was terminated in connection with this sale.

(10) Our sale of this property resulted in a gain of $0.4 million and is reflected in discontinued operations. Net proceeds from this sale of $0.6 million were deposited into escrow with the lender that provides credit enhancement on the bonds relating to this and other properties.

(11) On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

(12) On August 23,  2002,  we  transferred  our 10%  ownership  interest in Pine
     Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property. We recorded a $0.5 million provision for asset impairment during 2002 related to this ownership interest.

(13) On August 1, 2002, we and the City of Chicago ("City") closed the tax increment financing assistance for Bank One Center pursuant to which the owner of the property may be entitled to receive from the City, depending on the satisfaction of certain requirements, up to $10.0 million in tax increment assistance. As disclosed above, we have a 30% common interest in a joint venture which owns this property. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10.0 million (which is subject to reduction if certain requirements are not satisfied). Interest on the note accrues at the rate of 9.5% per year. Payments of the tax increment assistance are to be made each January 1 after the project is completed, and are to be made from 50% of the incremental real estate taxes attributable to Bank One Center. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, the Venture is required to forego such amounts. On November 1, 2002, upon satisfaction of the majority of the City's significant requirements, a promissory note receivable in the amount of $9.4 million and related accrued interest was recorded for financial reporting purposes. This correspondingly reduced development costs related to Bank One Center.

(14) Our sale of this property resulted in a gain of $0.3 million, with $8.0 million of the proceeds from this transaction deposited into an escrow as additional collateral for the letters of credit that enhance the industrial revenue bonds.

(15) Our sale of this property resulted in a gain of $0.5 million. The proceeds of this sale were deposited into a tax deferred exchange trust and used to acquire 200 South Mitchell Court.

(16) Our sale of this property resulted in a gain of $1.6 million. The proceeds of this sale were initially deposited into a tax deferred exchange trust. In November, 2001, we elected not to use these proceeds to acquire a replacement property but rather elected to use these proceeds for general corporate purposes. A portion of the gain on this property was covered by tax indemnity agreements with two partners in the Operating Partnership. As a result, we were liable to the partners for approximately $1.2 million of tax indemnity payments under these agreements.

(17) The sale of this parcel of land adjacent to one of our office properties resulted in a gain of $0.4 million.

      On December 16, 1997, we acquired for approximately $51.2 million in common units, the first mortgage note encumbering the office property known as 180 North LaSalle Street. Included in the purchase of the first mortgage was a non-refundable option to acquire the existing $85.0 million second mortgage on the property for $4.4 million in common units of the Operating Partnership. On August 1, 2000, we acquired the second mortgage, which had an outstanding principal balance of $90.6 million, under the terms of the option for $1.3 million of cash. On that date, we also redeemed and canceled $0.7 million of common units (45,287 common units), which were previously issued pursuant to the option. We consolidated the operations of the property in 2003, 2002 and 2001, as economically we had all of the risks and rewards of ownership through our interest in the second mortgage. We had an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2.0 million. On January 15, 2004 we acquired fee title to the property in exchange for a payment of $0.1 million.

16.  Investments in Unconsolidated Joint Ventures

      We have investments in three joint ventures which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

       77 West Wacker Drive. We own a 50% common interest in 77 LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at December 31, 2003 and December 31, 2002 was a deficit investment of $5.2 million and $4.2 million (included in deficit investment in unconsolidated entity), respectively.

      The following table summarizes our share of various items:

                                                   Year ended December 31,
                                              2003          2002          2001
                                         ---------------------------------------
                                                    (dollars in thousands)

Operations (included in other
    income) (1)(2).......................  $   317    $    1,005     $   1,484
Contributions made.......................        -         2,000             -
Distributions received...................    4,415           900         1,535
Unrealized gains (losses) (included in
  other comprehensive income)............    2,511        (1,332)       (5,002)
Losses reclassified into earnings from
  comprehensive income...................      643           264           322


     (1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million and excludes 50% of expense related to the management fee we earned on the property of $545.

     (2) Includes $0.7 million of income in each of the years 2003, 2002 and 2001, related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at end of the estimated useful life of the property. The $22.0 million is based on our joint venture partners contribution of cash at formation for their 50% common interest in the joint venture.

      On October 24, 2003, the joint venture refinanced its existing $152.5 million first mortgage loan payable on the property with the proceeds of a new $166.0 million first mortgage loan. The new loan bears interest at a fixed rate of 5.70% and matures on November 1, 2013. The loan requires monthly payments of interest only for the first two years of the loan term and requires monthly payments of principal and interest thereafter based on a 30 year amortization schedule.

       The new loan required $0.3 million at closing and an additional $0.2 million per year to be deposited into an escrow for maintenance and repairs at the property. In addition, the loan created a rollover reserve account for future leasing costs which the joint venture deposited $8.65 million at closing and is required to deposit an additional $0.1 million per month thereafter, provided, however, in no event will the amount in the rollover reserve be required to exceed $19.7 million. In the event certain tenants do not renew their leases by certain dates or the relevant space is not released, additional escrow deposits will be required. After the joint venture paid its outstanding preferred return to our partner, we and our partner each received a cash distribution of $2.4 million from the joint venture out of loan proceeds.

      As discussed in Note 14 - Commitments and Contingencies to these Consolidated Financial Statements, on November 10, 1999, the joint venture is a party to an interest rate collar agreement with a financial institution for an original notional amount of $157.5 million which expires September 30, 2004. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreement, we would be liable to reimburse our joint venture partner for our 50% share of any amount paid. As a result of the debt refinancing discussed above, the interest rate collar agreement was de-designated as a hedging instrument and is no longer accounted for by the joint venture as a hedge of the entities interest rate risk.

      Bank One Center. On March 19, 2003, we also purchased all of our prior joint venture partner's ownership interest in the entity that owns Bank One Center which made us the sole owner of the property at that time. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that was to be released to the joint venture partner upon the satisfaction of certain post-closing obligations of the joint venture partner (and in all events on the first anniversary of the closing date). The joint venture partner had continued to provide certain development services through November 3, 2003 for a monthly fee. As of December 31, 2003, the $0.5 million escrow has been released to the joint venture partner. Simultaneous with this transaction, the joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

      On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary, Dearborn Center, LLC, that owns the Bank One Center a 1,497,472 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. At the closing, our partner made a cash contribution to the venture of $106.4 million (which includes $1.4 million retained by the venture as working capital) in exchange for 70% of the membership interests in the venture. We retained a 30% subordinated common interest in the joint venture. Upon closing, the venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by our partner and distributed to us when the joint venture leases an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003.

     Our interest in the joint venture at December 31, 2003 was an equity investment of $41.6 million (included in investment in unconsolidated entities).

      The following table summarizes our share of various items for the period October 8, 2003 (admittance of our joint venture partner) through December 31, 2003 (dollars in thousands):



Operations (included in other
    income) (1) (2)......................$      (2,571)
Contributions made (3)...................          600


(1) During the period, distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture.

(2) Excludes the expense related to the management fee we earned on this property.

(3) Per the terms of the joint venture agreement, we and our partner made working capital contributions at closing.

      Simultaneous with the admittance of our joint venture partner to the joint venture, the joint venture closed on a $270.0 million mortgage loan. The loan bears interest at a fixed rate of 5.47% per year, except that $22.5 million of the loan commitment, related to future tenant improvement and other leasing costs at the property, will bear interest at a floating rate of one or three month LIBOR plus 1.2% when and as funded. The joint venture will have the right to fix the interest rate on this future funding in $5.0 million increments as funded, at an interest rate equal to the lender's then-current cost of funds plus 1.2%.

      The loan, having a term of 7 years, requires quarterly interest only payments payable in arrears for the first two years of the loan term and then payments of principal and interest pursuant to a 30-year amortization schedule. The venture paid the lender a 0.5% arrangement fee on the entire loan amount at closing, and is obligated to pay a $50,000 agency fee each year.

      The loan documents provide that if the debt service coverage ratio of the property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the property falls below 1.30, then the excess net cash flow from the property will be deposited into an interest bearing escrow account with the lender until the debt service coverage ratio test of 1.30 is met.

       Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 385,274 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2003 and 2002 was an equity investment of $1.2 million and $1.4 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations were $0.0 million, $(0.2) million and $(0.3) million in 2003, 2002 and 2001, respectively, which is included in other income (expense). We received distributions of $0.2 million, $0.2 million and $2.2 million in 2003, 2002 and 2001, respectively.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. We adopted Interpretation 46 in the fourth quarter of 2003 and it did not have a material effect on our financial statements.

17.  Segment Reporting

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers manage the operating segments separately because each operating segment represents a strategic business unit that has different issues and serve different markets. Our reportable operating segments include our office division and industrial division, with properties principally located in the Chicago metropolitan area. We evaluate our office and industrial divisions operations principally on their contribution to overall net income and funds from operations.

      The following summarizes our historical segment operating results for the years ended December 31, 2003, 2002 and 2001:



                                                                       Year Ended December 31, 2003
                                                       ----------------------------------------------------------

                                                            Office      Industrial     Corporate        Total
                                                       ----------------------------------------------------------
                                                                         (dollars in thousands)

Revenue:
   Rental............................................    $   87,544    $   11,605  $          -     $   99,149
   Lease termination fees............................        31,767           356             -         32,123
   Tenant reimbursements.............................        53,180         5,072             -         58,252
   Other property revenues...........................         4,377           541             -          4,918
   Services Company revenue..........................             -             -         2,923          2,923
                                                       ----------------------------------------------------------
Total revenue........................................       176,868        17,574         2,923        197,365
Expenses:
   Property operations...............................        39,455         4,175             -         43,630
   Real estate taxes.................................        31,343         4,005           198         35,546
   Depreciation and amortization.....................        29,831         5,524         1,527         36,882
   General and administrative........................             -             -         9,681          9,681
   Services Company expenses.........................             -             -         2,582          2,582
   Provision for asset impairment....................        44,305             -         1,048         45,353
   Severance costs...................................             -             -           701            701
   Strategic alternative costs.......................             -             -           485            485
                                                       ----------------------------------------------------------
Total expenses.......................................       144,934        13,704        16,222        174,860
                                                       ----------------------------------------------------------

Operating income (loss)..............................        31,934         3,870       (13,299)        22,505
Other income (expense)...............................           237             1        (1,191)          (953)
Interest:
   Expense...........................................       (38,397)       (1,613)      (13,376)       (53,386)
   Amortization of deferred financing costs..........        (5,268)         (105)       (2,166)        (7,539)
                                                       ----------------------------------------------------------
Income (loss) from continuing operations
   before minority interests.........................       (11,494)        2,153       (30,032)       (39,373)
Minority interests...................................        (6,979)         (505)        8,538          1,054
                                                       ----------------------------------------------------------
Income (loss) from continuing operations.............       (18,473)        1,648       (21,494)       (38,319)
Discontinued operations, net of minority interests of
   $(1,113)..........................................         2,748             -             -          2,748
Loss on sales of real estate, net of minority
   interests of $84..................................          (281)            -          (365)          (646)
                                                       ----------------------------------------------------------
Net income (loss)....................................       (16,006)        1,648       (21,859)       (36,217)
Funds From Operations ("FFO") (unaudited)
  adjustments (1):
   Real estate depreciation and amortization.........        29,736         5,521           251         35,508
   Amortization of costs for leases assumed..........         1,912             -             -          1,912
   Joint venture adjustments.........................         7,324             -             -          7,324
   Adjustment for discontinued operations
     Real estate depreciation and amortization.......           555             -             -            555
     Gain on sale....................................        (1,226)            -             -         (1,226)
     Minority interests..............................         1,113             -             -          1,113
Minority interests...................................         6,979           505        (8,538)        (1,054)
                                                       ----------------------------------------------------------
FFO(1)...............................................        30,387         7,674       (30,146)         7,915
Income allocated to preferred shareholders...........             -             -        (9,000)        (9,000)
                                                       ----------------------------------------------------------
FFO available to common share/unit holders...........    $   30,387    $    7,674    $  (39,146)   $    (1,085)
                                                       ==========================================================



                                                                       Year Ended December 31, 2002
                                                     ---------------------------------------------------------

                                                         Office      Industrial    Corporate       Total
                                                     ---------------------------------------------------------
                                                                        (dollars in thousands)

Revenue:
   Rental..........................................     $  81,971     $  13,597    $        -    $   95,568
   Lease termination fees..........................         2,313             -             -         2,313
   Tenant reimbursements...........................        51,732         5,270             -        57,002
   Other property revenues.........................         4,622           425             -         5,047
   Services Company revenue........................             -             -         7,366         7,366
                                                     ---------------------------------------------------------
Total revenue......................................       140,638        19,292         7,366       167,296
Expenses:
   Property operations.............................        38,852         4,651             -        43,503
   Real estate taxes...............................        31,843         4,183             -        36,026
   Depreciation and amortization...................        23,390         5,512           617        29,519
   General and administrative......................             -             -         9,794         9,794
   Services Company expenses.......................             -             -         4,811         4,811
   Provision for asset impairment..................             -         1,749         6,203         7,952
   Severance costs.................................           483             -         2,042         2,525
   Strategic alternative costs.....................             -             -         1,561         1,561
Other expense......................................             -             -           189           189
                                                     ---------------------------------------------------------
Total expenses.....................................        94,568        16,095        25,217       135,880
                                                     ---------------------------------------------------------

Operating income (loss)............................        46,070         3,197       (17,851)       31,416
Other income.......................................           327             2         1,861         2,190
Interest:
   Expense.........................................       (31,230)       (1,726)       (4,021)      (36,977)
   Amortization of deferred financing costs........        (1,607)       (1,019)       (1,438)       (4,064)
                                                     ---------------------------------------------------------
Income (loss) from continuing operations
   before minority interests.......................        13,560           454       (21,449)       (7,435)
Minority interests.................................        (4,068)         (848)       13,811         8,895
                                                     ---------------------------------------------------------
Income (loss) from continuing operations...........         9,492          (394)       (7,638)        1,460
Discontinued operations, net of minority interests
   of $21,818......................................       (31,479)          341             -       (31,138)
Loss on sales of real estate, net of minority
   interests of $660...............................             -          (943)            -          (943)
                                                     ---------------------------------------------------------
Net loss...........................................       (21,987)         (996)       (7,638)      (30,621)
Funds From Operations ("FFO") (unaudited)
  adjustments (1):
   Real estate depreciation and amortization.......        23,297         5,505           322        29,124
   Amortization of costs for leases assumed........           836             -             -           836
   Joint venture adjustments.......................         3,386             -             -         3,386
   Adjustments for sales of operating properties,
     net of minority interests.....................             -           773             -           773
   Adjustment for discontinued operations                                                   -
     Real estate depreciation and amortization.....         5,327            33             -         5,360
     (Gain) loss on sale...........................         3,644          (433)            -         3,211
     Minority interests............................       (22,057)          239             -       (21,818)
Minority interests.................................         4,068           848       (13,811)       (8,895)
                                                     ---------------------------------------------------------
FFO(1)                                                     (3,486)        5,969       (21,127)      (18,684)
Income allocated to preferred shareholders.........             -             -       (11,280)      (11,280)
                                                     ---------------------------------------------------------
FFO available to common share/
   unit holders (2)................................    $   (3,486)  $     5,969    $  (32,407)   $  (29,924)
                                                     =========================================================




                                                                    Year Ended December 31, 2001
                                                     ---------------------------------------------------------

                                                         Office      Industrial    Corporate       Total
                                                     ---------------------------------------------------------
                                                                       (dollars in thousands)

Revenue:
   Rental..........................................   $    85,678   $    11,250    $        -    $   96,928
   Lease termination fees..........................           416             -             -           416
   Tenant reimbursements...........................        50,796         5,240             -        56,036
   Other property revenues.........................         5,086           595             -         5,681
   Services Company revenue........................             -             -         7,219         7,219
                                                     ---------------------------------------------------------
Total revenue......................................       141,976        17,085         7,219       166,280
Expenses:
   Property operations.............................        39,621         4,686             -        44,307
   Real estate taxes...............................        29,747         3,227             -        32,974
   Depreciation and amortization...................        22,092         6,000           714        28,806
   General and administrative......................             -             -         9,085         9,085
   Services Company expenses.......................             -             -         6,898         6,898
   Provision for asset impairment..................         4,574           325        15,438        20,337
   Strategic alternative costs.....................             -             -         3,289         3,289
Other expense......................................             -             -         1,191         1,191
                                                     ---------------------------------------------------------
Total expenses.....................................        96,034        14,238        36,615       146,887
                                                     ---------------------------------------------------------
Operating income (loss)............................        45,942         2,847       (29,396)       19,393
Other income.......................................           794             2         3,791         4,587
Interest:
   Expense.........................................       (33,867)       (3,759)       (1,260)      (38,886)
   Amortization of deferred financing costs........        (1,563)         (446)       (1,629)       (3,638)
                                                     ---------------------------------------------------------
Income (loss) from continuing operations
   before minority interests.......................        11,306        (1,356)      (28,494)      (18,544)
Minority interests.................................        (4,364)         (471)       16,158        11,323
                                                     ---------------------------------------------------------
Income (loss) from continuing operations...........         6,942        (1,827)      (12,336)       (7,221)
Discontinued operations, net of minority interests
   of $(1,962).....................................         2,791            79             -         2,870
Gain on sales of real estate, net of minority
   interests of $(118).............................           564          (390)            -           174
Cumulative effect of change in accounting principle,
   net of minority interests of $218...............             -             -          (321)         (321)
                                                     ---------------------------------------------------------
Net income (loss)..................................        10,297        (2,138)      (12,657)       (4,498)
Funds From Operations ("FFO") (unaudited)
   adjustments (1):
   Real estate depreciation and amortization.......        22,017         5,991           270        28,278
   Amortization of costs for leases assumed........           767             -             -           767
   Joint venture adjustments.......................         3,351             -             -         3,351
   Adjustment for sale of operating property,
     net of minority interests.....................          (231)          298             -            67
   Adjustment for discontinued operations
     Real estate depreciation and amortization.....         8,970            41             -         9,011
     Minority interests............................         1,908            54             -         1,962
   Minority interests..............................         4,364           471       (16,158)      (11,323)
   Cumulative effect of change in accounting
     principle.....................................             -             -           321           321
                                                     ---------------------------------------------------------
FFO(1)                                                     51,443         4,717       (28,224)       27,936
Income allocated to preferred shareholders.........             -             -       (12,150)      (12,150)
                                                     ---------------------------------------------------------
FFO available to common share/unit holders.........    $   51,443   $     4,717    $  (40,374)   $   15,786
                                                     =========================================================


(1)   Funds from  Operations  ("FFO") is a non-GAAP  financial  measure.  FFO is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including the related revenues, property operations expense, real estate taxes expense, provision for asset impairment and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2) FFO and FFO available to common share/unit holders for the year ended December 31, 2002 has been restated to include the provision for asset impairment of $56.6 million (included in discontinued operations) previously excluded from the computation of FFO and FFO available to common share/unit holders.

      The following summarizes our segment assets as of December 31, 2003 and 2002, and expenditures for real estate for the years ended December 31, 2003, 2002 and 2001.

                                                    December 31
                                               2003             2002
                                        ------------------------------------
                                              (dollars in thousands)
Segment assets:
   Office..............................     $  739,091        $1,244,481
   Industrial..........................        112,593           115,024
   Corporate/operating partnership.....         97,097            50,676
                                        ------------------------------------
Total consolidated assets..............     $  948,781        $1,410,181
                                        ====================================




                                                                    Year ended December 31
                                                            2003             2002              2001
                                                     ------------------------------------------------------
                                                                    (dollars in thousands)

Expenditures for real estate:
   Office (1)....................................         $  74,698      $ 117,515       $   16,415
   Industrial....................................             1,449          5,714            7,462
   Corporate/operating partnership (includes
     property under development) (1).............               736            825          122,546
                                                     ------------------------------------------------------
Total expenditures for real estate...............         $  76,883      $ 124,054       $  146,423
                                                     ======================================================



(1) 2002 office expenditures include $108,660 relating to the transfer of Bank One Center from property held for or under development to an operating office property.

18.  Subsequent Events

      On January 15, 2004, we acquired fee title ownership to the 180 North LaSalle office building for a $0.1 million payment. We had previously consolidated the operations of this property in 2003, 2002 and 2001 since we had the economic risks and rewards of ownership through our interest in the second mortgage encumbering this property. We also held subordinate interests in the first mortgage interest in the property. Simultaneous with our acquisition of fee title ownership in 180 North LaSalle Street, we refinanced the property with the proceeds of a first mortgage loan from Greenwich Capital Financial Products, Inc. in the original principal amount of $67.0 million. The loan accrues interest at a fixed interest rate of 5.43% per year and matures in seven years.

      At closing, we funded leasing reserves of $4.9 million from proceeds and a $2.7 million leasing escrow was released at closing. We also agreed to fund an additional $0.1 million per month for 36 months into the leasing reserves escrow. The amounts in the reserves can be drawn by us to pay for approved leasing expenditures relating to the property. The loan documents also require us to fund approximately $13,000 per month into a capital replacement reserve to be used for approved capital expenditures at the property. We used a portion of the proceeds of the loan to repay the pre-existing third-party debt encumbering the property of $60.0 million, and after the repayment of that debt, funding of the reserve escrows and payment of closing costs, we received approximately $4.2 million of net proceeds.

         The loan documents for the 180 North LaSalle Street loan also provide that in the event the "debt service coverage ratio" (as defined in the loan documents) for the property over a 12 month period, and tested quarterly, falls below 1.20:1, then all cash flow from the property will be deposited into a debt reserve sub-account until the minimum debt service coverage ratio is met for two consecutive quarters.



                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)



                                                                               Cost                    Gross Amount Carried at
                                                                       Capitalized Subsequent            Close of Period
                               Encumbrances(1)        Initial Cost          to Acquisition                   12/31/03
                               ---------------- ---------------------- ----------------------- ----------------------------------
                                                                                                                           Date of
                                                                                                                          Acquisi-
                                                                                                                           tion (A)
                                                                      Building            Building          Accumulated   Contribu-
                                                     Buildings           and               and             Depreciation     tion(C)
                               December 31             and             Improve-           Improve-         at December 31 Placed in
                                  2003      Land   Improvements Land    ments   Land       ments     Total    2003(2)     Service(P)
                               --------------------------------------------------------  ------------------------------------------

Office
280 Shuman Blvd (3) .......... $       -  $  1,261  $  5,056  $   -  $    263 $ 1,261   $  5,319   $ 6,580  $  1,039   Nov. 1997 (A)
4343 Commerce Court(4).......     12,329     5,370    21,394    192     3,101   5,562     24,495    30,057     6,514   Nov. 1997 (A)
1600-1700 167th St............     2,663     1,073     4,291    167       611   1,240      4,902     6,142     1,179   Nov. 1997 (A)
1301 E. Tower Road(5).........     3,920     1,005     4,020     60     1,725   1,065      5,745     6,810       859   Nov. 1997 (A)
Continental Towers ...........    67,649    21,780    87,324    136    16,602  21,916    103,926   125,842    20,407   Dec. 1997 (A)
208 South LaSalle Street (7)..    49,785    12,310    49,042     20     9,574  12,330     58,616    70,946    11,068   Mar. 1998 (A)
33 West Monroe Street (8).....    71,425     5,619    95,850      1   (41,321)  5,620     54,529    60,149    12,096   Jan. 1999 (A)
800-810 Jorie Blvd  (7).......    27,588     5,619    24,089      -     1,287   5,619     25,376    30,995     2,786   Aug. 1999 (A)
IBM Plaza (9).................   195,000    39,664   208,898      -     6,502  39,664    215,400   255,064    23,573   Dec. 1999 (A)
Brush Hill Office Court.......     7,980     2,617    10,469      -       481   2,617     10,950    13,567     1,269   Dec. 1999 (A)
Enterprise Center II..........     5,858     1,783     7,376      -     (421)   1,783      6,955     8,738       731   Jan. 2000 (A)
7100 Madison Avenue...........     3,806     1,360     4,000      -       125   1,360      4,125     5,485       369   Apr. 2000 (A)
180 North LaSalle Street......    60,000    29,409    73,276    107    12,766  29,516     86,042   115,558    12,186   Aug. 2000 (A)
                               -------------------------------------------------------------------------------------
Total Office.................. $ 508,003  $128,870 $ 595,085 $  683  $ 11,295 $129,553  $ 606,380 $735,933 $  94,076
                               -------------------------------------------------------------------------------------







                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)



                                                                               Cost                    Gross Amount Carried at
                                                                       Capitalized Subsequent            Close of Period
                               Encumbrances(1)        Initial Cost          to Acquisition                   12/31/03
                               ---------------- ---------------------- ----------------------- ----------------------------------
                                                                                                                           Date of
                                                                                                                          Acquisi-
                                                                                                                           tion (A)
                                                                        Building            Building          Accumulated Contribu-
                                                       Buildings           and               and             Depreciation  tion(C)
                               December 31               and             Improve-           Improve-       at December 31 Placed in
                                  2003        Land   Improvements Land    ments     Land     ments     Total    2003(2)   Service(P)
                               --------------------------------------------------  ------------------------------------------------

Industrial
East Chicago Enterprise
           Center (3)......... $      -   $     7  $     139   $      -  $      2   $     7 $    141 $    148  $    69 Nov. 1997 (C)
EC I (3)......................    2,900       595          -         62         -       657        -      657      199 Nov. 1997 (C)
EC II (3).....................    5,000        18      2,360          4     2,634        22    4,994    5,016    2,371 Nov. 1997 (C)
EC III (3)....................    4,500        20      7,038          6       691        26    7,729    7,755    2,895 Nov. 1997 (C)
EC IV (3).....................    2,600        11      1,217          2       539        13    1,756    1,769      802 Nov. 1997 (C)
Hammond Enterprise
  Center (3)..................        -        26        614          -      (63)        26      551      577      383 Nov. 1997 (C)
EC V (3)......................    5,000        81      2,883          -       336        81    3,219    3,300    1,674 Nov. 1997 (C)
EC VI (3).....................    4,900       101      2,936          -     1,459       101    4,395    4,496    1,953 Nov. 1997 (C)
Chicago Enterprise
   Center (3).................        -       748        975         27        24       775      999    1,774      666 Nov. 1997 (C)
EC VII (3)....................        -       517      4,968         65     6,920       582   11,888   12,470    3,405 Nov. 1997 (C)
EC VIII (3)...................        -       124      2,493         45     2,575       169    5,068    5,237    2,897 Nov. 1997 (C)
EC IX (3) ....................        -       269      1,127         12       279       281    1,406    1,687      436 Nov. 1997 (C)
EC X (3) .....................        -       248      2,836         40       499       288    3,335    3,623    1,619 Nov. 1997 (C)
Arlington Heights I (3).......        -       617      2,638          -       382       617    3,020    3,637      920 Nov. 1997 (C)
Arlington Heights II(3).......        -       456      2,062          -       300       456    2,362    2,818      706 Nov. 1997 (C)
Arlington Heights III(3)......        -       452      1,938          -       286       452    2,224    2,676      663 Nov. 1997 (C)
1051 N. Kirk Road(4)..........    3,210       911      3,325          -   (1,580)       911    1,745    2,656      369 Nov. 1997 (A)
4211 Madison Street(6)........    2,347       690      2,745          -       209       690    2,954    3,644      430 Nov. 1997 (A)
200 E. Fullerton(6)...........    1,816       525      2,100          -       433       525    2,533    3,058      507 Nov. 1997 (A)
350 Randy Road(6).............      730       267      1,063          -       253       267    1,316    1,583      198 Nov. 1997 (A)
4300,4248,4250 Madison
   Street(5)..................    3,823     1,147      4,588         15        40     1,162    4,628    5,790      811 Nov. 1997 (A)
370 Carol Lane(6).............    1,839       527      2,107          9       133       536    2,240    2,776      330 Nov. 1997 (A)
388 Carol Lane(5).............    1,268       332      1,329          -       340       332    1,669    2,001      252 Nov. 1997 (A)
342-346 Carol Lane(5).........    2,199       600      2,398         46       251       646    2,649    3,295      392 Nov. 1997 (A)
343 Carol Lane(5).............    1,304       350      1,398          6        49       356    1,447    1,803      246 Nov. 1997 (A)
11039 Gage Avenue(6)..........      628       191        767          -       209       191      976    1,167      129 Nov. 1997 (A)
11045 Gage Avenue(6)..........    3,820     1,274      5,092          -       197     1,274    5,289    6,563      839 Nov. 1997 (A)
1401 S. Jefferson(6)..........      446       171        685          -        63       171      748      919      127 Nov. 1997 (A)
4160-4190 W  Madison
  Street(6)...................    2,427       931      3,708        132       388     1,063    4,096    5,159      627 Nov. 1997 (A)
550 Kehoe Blvd.(5)............    2,130       686      2,743         13     (105)       699    2,638    3,337      427 Nov. 1997 (A)
555 Kirk Road ................    1,525       520      2,108          -       176       520    2,284    2,804      198 Apr. 2000 (A)
1543 Abbott Drive.............      822       280      1,148          -        12       280    1,160    1,440      105 Apr. 2000 (A)
1455 Sequoia Drive (10).......    5,558     1,474      7,686          6     (184)     1,480    7,502    8,982      795 Aug. 2000 (P)
200 S. Mitchell...............    4,025     1,596      4,488          -        85     1,596    4,573    6,169      265 Aug. 2001 (A)
                              ----------------------------------------------------------------------------------------
Total Industrial..............   64,817    16,762     85,702        490    17,832    17,252  103,534  120,786   28,705
                              ----------------------------------------------------------------------------------------
Other Corporate Assets........        -         -        476          -     9,826         -   10,302   10,302    6,600
                              ----------------------------------------------------------------------------------------
Total.........................$ 572,820 $ 145,632 $   681,263 $   1,173  $ 38,953 $ 146,805 $720,216 $867,021 $129,381
                              ========================================================================================


                            PRIME GROUP REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003

(1)  See Note 4 -  Mortgages  and  Notes  Payable  and  Bonds  Payable  to these
     Consolidated Financial Statements for a description of our mortgage notes payable and bonds payable.
(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

                Building and improvements              40 years
                Tenant improvements                    Term of related leases
                Furniture and equipment                3-7 years

(3) These properties cross-collateralize the letters-of-credit that enhance the industrial revenue bonds.
(4)  These properties collateralize a mortgage note payable of $15.5 million.
(5)  These properties collateralize a mortgage note payable of $14.6 million.
(6)  These properties collateralize a mortgage note payable of $14.0 million.
(7) A pledge of certain ownership interests in the entities which own these properties are collateral for a $11.9 million mortgage note payable.
(8) A $43.4 million provision for asset impairment was recognized in 2003 for this property.
(9) A pledge of 100% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.
(10) A pledge of 100% of the ownership interest in the entity which owns this property is collateral for a $5.6 million mortgage note payable.

      The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $946.1 million as of December 31, 2003. We have $19.0 million in property held or under development at December 31, 2003, for which the basis for federal income tax purposes approximated $10.7 million at December 31, 2003. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $18.9 million at December 31, 2003.

      The following table reconciles the Company's historical cost for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):




                                                                     Year ended December 31
                                                              2003             2002             2001
                                                       ----------------------------------------------------

Balance, beginning of period.......................         $1,338,325        $1,206,516       $1,180,206
Additions during period............................             34,424           341,664           28,763
Property reclassified as held for sale.............                  -                 -                -
Disposals during the period........................           (436,809)         (190,467)            (953)
Conversion of common units to common shares........            (24,614)                -                -
Property impairments recorded during period........            (44,305)          (19,388)          (1,500)
                                                       ----------------------------------------------------
Balance, close of period...........................        $   867,021        $1,338,325       $1,206,516
                                                       ====================================================



       The following table reconciles the accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):




                                                                    Year ended December 31
                                                            2003             2002              2001
                                                     ------------------------------------------------------

Balance at beginning of period.....................     $    110,387      $     97,495     $     61,855
Depreciation and amortization for the period.......           34,450            33,428           35,665
Property reclassified as held for sale.............                -                 -                -
Disposals during the period........................          (15,456)          (20,536)             (25)
                                                     ------------------------------------------------------
Balance, close of period...........................     $    129,381      $    110,387     $     97,495
                                                     ======================================================

                                  EXHIBIT 12.1

                            PRIME GROUP REALTY TRUST

             STATEMENTS REGARDING COMPUTATION OF RATIOS OF EARNINGS
           TO COMBINED FIXED CHARGES AND PREFERRED SHARE DISTRIBUTIONS

                             (DOLLARS IN THOUSANDS)



                                                                 Year Ended December 31
                                    ------------------------------------------------------------------
                                        2003         2002         2001         2000         1999
                                    ------------------------------------------------------------------

Earnings (1) (2):
  (Loss) income from
   continuing operations
   before minority interest
   per  the consolidated
   financial statements .........   $  (39,373)  $   (7,435)  $  (18,544)   $  13,618    $  19,160
  Interest expense...............       53,386       36,977       38,886       42,897       32,547
  Amortization of debt issuance
   costs.........................        7,539        4,064        3,638        6,153        2,318
                                    ------------------------------------------------------------------
Earnings.........................   $   21,552   $   33,606   $   23,980    $  62,668    $  54,025
                                    ==================================================================

Fixed Charges (1) (2):
  Interest expense...............   $   53,386   $   36,977   $   38,886   $   42,897    $  32,547
  Capitalization of interest
   expense.......................        3,715       29,946       23,874       14,232        7,986
  Amortization of debt issuance
   costs.........................        7,539        4,064        3,638        6,153        2,318
  Preferred share distributions..        9,000       11,280       12,150       12,147       12,103
                                    ------------------------------------------------------------------
Total fixed charges..............   $   73,640   $   82,267   $   78,548   $   75,429    $  54,954
                                    ==================================================================
  Ratio of earnings to combined
   fixed charges and preferred
   share distributions..........           -            -            -            -            -
                                    ==================================================================
  Deficit of earnings to
   combined fixed charges and
   preferred share distributions    $  (52,088)  $  (48,661)  $  (54,568)  $  (12,761)  $     (929)
                                    ==================================================================
Funds from Operations (1) (2):
  Funds from operations..........   $   (1,085)  $  (29,924)  $   15,786   $   40,462   $   52,295
  Interest expense...............       53,386       36,977       38,886       42,897       32,547
  Amortization of debt issuance
   costs.........................        7,539        4,064        3,638        6,153        2,318
  Preferred share distributions..        9,000       11,280       12,150       12,147       12,103
                                    ------------------------------------------------------------------
Adjusted funds from operations...   $   68,840   $   22,397   $   70,460   $  101,659   $   99,263
                                    ==================================================================
Fixed Charges (1) (2):
  Interest expense...............   $   53,386   $   36,977   $   38,886   $   42,897   $   32,547
  Capitalization of interest
   expense.......................        3,715       29,946       23,874       14,232        7,986
  Amortization of debt issuance
   costs.........................        7,539        4,064        3,638        6,153        2,318
  Preferred share distributions..        9,000       11,280       12,150       12,147       12,103
                                    ------------------------------------------------------------------
Total fixed charges..............   $   73,640   $   82,267   $   78,548   $   75,429   $   54,954
                                    ==================================================================
  Ratio of funds from
   operations to combined
   fixed charges and preferred
   share distributions.........              -            -            -         1.35         1.81
                                    ==================================================================
  Excess (deficit)  of funds
   from operations to combined
   fixed charges and preferred
   share distributions..........    $   (4,800)  $  (59,870)  $   (8,088)  $   26,230   $   44,309
                                    ==================================================================


(1) Information for the years ended December 31, 2001, 2000 and 1999 have been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold during 2003 and 2002 from continuing operations to discontinued operations.

(2) Amortization of debt issuance costs for the years ended December 31, 2001, 2000 and 1999 have been restated for the effects of adopting SFAS 145 by $0.2 million, $3.5 million and $1.8 million, respectively, for the reclassification of extinguishment of debt from extraordinary to continuing operations.

                                  EXHIBIT 21.1

                            PRIME GROUP REALTY TRUST

                         SUBSIDIARIES OF THE REGISTRANT

                                DECEMBER 31, 2003


      The following represents the Prime Group Realty Trust's (the "Company") and Prime Group Realty, L.P.'s (the "Operating Partnership") operating subsidiaries (the Company and the Operating Partnership have a majority interest or control, except in the case of 77 West Wacker Drive, L.L.C. and Dearborn Center, L.L.C. the ownership of which are further described in the footnotes below) and related properties as of December 31, 2003:




           Entity                                                 Property
------------------------------------------------------------------------------------------------------

33 W. Monroe, L.L.C. (3), (6)                            33 W. Monroe Street
33 W. Monroe - I, L.L.C. (6)                             Member of 33 W. Monroe, L.L.C.
77 West Wacker Drive, L.L.C. (6)(11)                     77 West Wacker Drive
77 West Wacker Limited Partnership (1), (3), (7)         IBM Plaza, Brush Hill Office Center
180 N. LaSalle, L.L.C. (3), (6)                          Member of 180 N. LaSalle II, L.L.C.
180 N. LaSalle II, L.L.C.                                180 N. LaSalle
200 E. Fullerton, L.L.C. (3), (6)                        200 E. Fullerton
200 S. Mitchell Court, L.L.C. (6)                        200 S. Mitchell Court
280 Shuman Blvd., L.L.C. (6)                             280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (6)                         IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (6)                      Member of 330 N. Wabash Avenue, L.L.C.
342 Carol Lane, L.L.C. (3), (6)                          342-346 Carol Lane
343 Carol Lane, L.L.C. (3), (6)                          343 Carol Lane
350 Randy Road, L.L.C. (3),(6)                           350 Randy Road
370 Carol Lane, L.L.C. (3),(6)                           370 Carol Lane
388 Carol Lane, L.L.C. (3),(6)                           388 Carol Lane
550 Kehoe Blvd., L.L.C. (3), (6)                         550 Kehoe Blvd.
555 Kirk Road, L.L.C. (6)                                555 Kirk Road
800 Jorie Blvd., L.L.C. (3), (6)                         800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (6)                    Member of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (3), (6)                       1051 N. Kirk Road





             Entity                                                 Property
------------------------------------------------------------------------------------------------------

1301 E. Tower Road, L.L.C. (3), (6)                      1301 E. Tower Road (Narco Tower)
1401 S. Jefferson, L.L.C. (3), (6)                       1401 S. Jefferson
1455 Sequoia Drive, L.L.C. (6)                           1455 Sequoia Drive
1543 Abbott Drive, L.L.C. (6)                            1543-1547 Abbott Drive
1600 167th Street, L.L.C. (3), (6)                       1600-1700 167th Street (Narco River Business Center)
2305 Enterprise Drive, L.L.C. (6)                        2305 Enterprise Drive
4160 Madison Street, L.L.C. (3), (6)                     4160-4190 West Madison Street
4211 Madison Street, L.L.C. (3), (6)                     4211 Madison Street
4300 Madison Street, L.L.C. (3),(6)                      4300, 4248, 4250 Madison Street
4343 Commerce Court, L.L.C. (3), (6)                     4343 Commerce Court (The Olympian Office Center)
7100 Madison, L.L.C. (6)                                 7100 Madison
11039 Gage Avenue, L.L.C. (3), (6)                       11039 Gage Avenue
11045 Gage Avenue, L.L.C. (3), (6)                       11045 Gage Avenue
Arlington Heights I, L.P. (1), (7)                       425 E. Algonquin Road
Arlington Heights II, L.P. (1), (7)                      425 E. Algonquin Road
Arlington Heights III, L.P. (1), (7)                     425 E. Algonquin Road
Brush Hill Office Center, L.L.C. (6)                     Brush Hill Office Court
Dearborn Center, L.L.C. (4), (6)(12)                     Bank One Center
DeKalb Business Park, L.L.C. (4), (6)                    Property held for development
East Chicago Enterprise Center Limited Partnership       4440 and 4635 Railroad Avenue
   (1), (2), (7)
Enterprise Center I, L.P. (1), (4), (7)                  4407 Railroad Avenue
Enterprise Center II, L.P. (1), (7)                      4407 Railroad Avenue (Bldg 2)
Enterprise Center III, L.P. (1), (7)                     4407 Railroad Avenue (Bldg 3)
Enterprise Center IV, L.P. (1), (7)                      4407 Railroad Avenue (Bldg 4)
Enterprise Center V, L.P. (1), (7)                       4531 Columbia Avenue
Enterprise Center VI, L.P. (1), (7)                      4527 and 4531 Columbia Avenue
Enterprise Center VII, L.P. (1), (7)                     13535 - B South Torrence Avenue
Enterprise Center VIII, L.P. (1), (7)                    13535 - A and D South Torrence Avenue
Enterprise Center IX, L.P. (1), (7)                      13535 - E, F and G South Torrence Avenue
Enterprise Center X, L.P. (1), (7)                       13535 - C and H South Torrence Avenue
Hammond Enterprise Center Limited Partnership (1),       4507 and 4527 Columbia Avenue
   (2), (7)
Kemper/Prime Industrial Partners (1), (2), (4),          13535 South Torrence Avenue
   (9)
LaSalle-Adams, L.L.C. (3), (6)                           208 South LaSalle Street
Libertyville Corporate Office Park II, L.L.C. (6)        Owner of Vacant Land adjacent to 80 Pine Meadow
                                                            Corporate Office Park
Libertyville Industrial, L.L.C. (6)                      Libertyville Business Park
PGR Finance II, Inc. (10)                                Member of LaSalle-Adams, L.L.C.
PGR Finance III, Inc. (10)                               Member of Eight of the L.L.C's described above
PGR Finance IV, Inc. (10)                                Member of 371 N. Gary Avenue, L.L.C. former owner
                                                            of 371-385 N. Gary Avenue and Member of 1600
                                                            167th Street., L.L.C.
PGR Finance VII, Inc. (10)                               Member of 6400 Shafer Court, L.L.C.






             Entity                                                 Property
------------------------------------------------------------------------------------------------------
PGR Finance VIII, Inc. (10)                              Limited Partner of 77 West Wacker Limited
                                                            Partnership
PGR Finance IX, Inc. (10)                                Member of 2000 York Road, L.L.C.
PGR Finance X, Inc. (10)                                 Member of Two Century Center, L.L.C.
PGR Finance XI, Inc. (10)                                Member of 180 N. LaSalle, L.L.C.
PGR Finance XII, Inc. (10)                               Member of 33 W. Monroe, L.L.C.
PGR Finance XIII, Inc. (10)                              Member of Six of the L.L.C.'s described above
PGR Finance XIV, Inc. (10)                               Member in 1051 N. Kirk Road, L.L.C. of 4343
                                                            Commerce Court, L.L.C.
PGR Finance XV, L.L.C. (6)                               Member of Brush Hill Office Center, L.L.C.
PGR Finance XVI, Inc. (10)                               None
PGR Finance XVII, Inc. (10)                              Member of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (6)                              Member of 2305 Enterprise, L.L.C.
PGR Finance VI, Inc. (10)                                Member of 2100 Swift Drive, L.L.C.
Phoenix Office, L.L.C. (6)                               Investment in Plumcor/Thistle, L.L.C., owner of
                                                            Thistle Landing in Phoenix, Arizona
Prime Aurora, L.L.C. (4), (6)                            Property under development
Prime/Beitler Development Company, L.L.C. (4),           Sole member of Dearborn Center, L.L.C.
   (5), (6)
Prime Group Management, L.L.C. (6)                       Manager of Continental Towers
Prime Rolling Meadows, L.L.C. (4), (6)                   Property held for development
Two Century Centre, L.L.C. (3), (6)                      1700 East Golf Road (Two Century Centre)
Wilke - Venture, L.L.C. (3), (6)                         3800 and 3850 North Wilke Road and 3930 Ventura
                                                            Drive (Commerce Point)



(1)  Represents  entities  and  properties  previously  owned  by the  Company's predecessor and whose operations were included in the Company's predecessor's combined financial statements.
(2)  These entities have divided the ownership of the related properties.
(3) We have an indirect ownership interest in these entities through wholly owned subsidiaries (PGR Finance I-XIV and XVI-XVII, Inc.).
(4) These entities own parcels of land that are currently held for or under development.
(5) We own approximately 90% of the entity and the remaining ownership interest has been reflected as minority interest- other at December 31, 1999.
(6) Delaware Limited liability Company (7) Illinois Limited Partnership (8) Florida Limited Partnership (9) Illinois General Partnership (10) Delaware Corporation
(11) The Operating Partnership owns a 50% common interest and manages the property.
(12) The Operating Partnership owns a 30% subordinated common interest and manages the property.

                                  EXHIBIT 23.1







                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statement (Form S-8 No.333-67940) pertaining to the Prime Group Realty Trust Share Incentive Plan of our report dated March 1, 2004, with respect to the consolidated financial statements and schedule of Prime Group Realty Trust included in the Annual Report (Form 10-K) for the year ended December 31, 2003.



                                                 /s/ Ernst & Young LLP
                                                 ---------------------

Chicago, Illinois
March 9, 2004