Form 10-Q
period 2004-03-31
PRIME GROUP REALTY TRUST
filed 2004-05-07
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

     On May 7, 2004, 23,681,371 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)                    PAGE

           Consolidated Balance Sheets as of March 31, 2004 and
             December 31, 2003                                                4

           Consolidated Statements of Operations for the Three Months
              Ended March 31, 2004 and 2003                                   5

           Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2004 and 2003                            6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             23

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                     38

Item 4.    Controls and Procedures                                           39

Part II:   Other Information

Item 1.    Legal Proceedings                                                 40
Item 2.    Changes in Securities, and Use of Proceeds and
           Issuer Purchases of Equity Securities                             41
Item 3.    Defaults Upon Senior Securities                                   41
Item 4.    Submission of Matters to a Vote of Security Holders               41
Item 5.    Other Information                                                 41
Item 6.    Exhibits and Reports on Form 8-K                                  41

Signatures                                                                   43

Forward-Looking Statements

    Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with our development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2004.

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




Item 1.        Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (Unaudited)



                                                                  March 31      December 31
                                                                    2004            2003
                                                              ---------------------------------
Assets Real estate, at cost:
  Land......................................................   $    141,190    $    146,805
  Building and improvements.................................        578,147         624,745
  Tenant improvements.......................................         78,950          85,153
  Furniture, fixtures and equipment.........................         10,249          10,318
                                                              ---------------------------------
                                                                    808,536         867,021
  Accumulated depreciation..................................       (123,776)       (129,381)
                                                              ---------------------------------
                                                                    684,760         737,640
  Property held for development.............................         18,958          18,955
                                                              ---------------------------------
                                                                    703,718         756,595

Property held for sale (including $19,998 of restricted
  cash escrows).............................................         69,757               -
Investments in unconsolidated entities......................         39,557          42,778
Cash and cash equivalents...................................         32,732          32,608
Receivables, net of allowance of $1,077 and $852 at
  March 31, 2004 and December 31, 2003, respectively:
    Tenant..................................................          1,673           2,031
    Deferred rent...........................................         20,105          19,758
    Other...................................................          1,256             410
Restricted cash escrows.....................................         44,017          69,890
Deferred costs, net.........................................         19,176          21,079
Other.......................................................          2,144           3,632
                                                              ---------------------------------
Total assets................................................    $   934,135    $    948,781
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................    $   494,256    $    547,920
Mortgage note payable related to property held for sale.....         59,250               -
Bonds payable...............................................         24,900          24,900
Liabilities related to property held for sale...............          2,566               -
Accrued interest payable....................................          2,108           1,719
Accrued real estate taxes...................................         24,711          31,629
Accrued tenant improvement allowances.......................          4,776          10,973
Accounts payable and accrued expenses.......................         10,639          13,067
Liabilities for leases assumed..............................         12,470          13,792
Deficit investment in unconsolidated entity.................          5,135           5,168
Dividends payable...........................................          2,250               -
Other.......................................................         13,289          14,472
                                                              ---------------------------------
Total liabilities...........................................        656,350         663,640
Minority interests:
  Operating Partnership.....................................         20,924          21,803
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
    authorized:
      Series B - Cumulative Redeemable Preferred Shares,
      4,000,000 shares designated, issued and outstanding...             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 23,671,996 and 23,670,522 shares issued
    and outstanding at March 31, 2004 and
    December 31, 2003, respectively.........................            236             236
  Additional paid-in capital................................        381,273         381,273
  Accumulated other comprehensive loss......................         (2,016)         (2,917)
  Distributions in excess of earnings.......................       (122,672)       (115,294)
                                                              ---------------------------------
Total shareholders' equity..................................        256,861         263,338
                                                              ---------------------------------
Total liabilities and shareholders' equity..................    $   934,135     $   948,781
                                                              =================================



                                See notes to consolidated financial statements.




                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                                  Three Months ended
                                                                       March 31
                                                               2004               2003
                                                         --------------------------------------
Revenue:
Rental.............................................         $   20,126        $  26,218
Lease termination fees.............................                436           29,712
Tenant reimbursements..............................             12,873           15,382
Other property revenues............................                988            1,488
Services Company revenue...........................              1,270              366
                                                         --------------------------------------
Total revenue......................................             35,693           73,166

Expenses:
Property operations................................             10,093           11,735
Real estate taxes..................................              8,472           10,180
Depreciation and amortization......................              7,519            9,482
General and administrative.........................              2,479            2,320
Services Company operations........................              1,266              560
Strategic alternative costs........................                  -               53
                                                         --------------------------------------
Total expenses.....................................             29,829           34,330
                                                         --------------------------------------

Operating income...................................              5,864           38,836
Other (expense) income.............................             (2,633)             642
Interest:
  Expense..........................................             (8,526)         (15,299)
  Amortization of deferred financing costs.........               (564)          (1,622)
                                                         --------------------------------------
(Loss) income from continuing  operations before
  minority interests...............................             (5,859)          22,557
Minority interests.................................                877           (8,358)
                                                         --------------------------------------
(Loss) income from continuing operations...........             (4,982)          14,199
Discontinued operations, net of minority interests
  of $(474) in 2003................................                  -              672
                                                         --------------------------------------
(Loss) income before loss on sales of real estate..             (4,982)          14,871
Loss on sales of real estate,  net of minority
  interests of $2 in 2004..........................                (18)               -
                                                         --------------------------------------
Net (loss) income..................................             (5,000)          14,871
Net income allocated to preferred shareholders.....             (2,250)          (2,250)
                                                         --------------------------------------
Net (loss) income available to common shareholders.         $   (7,250)       $  12,621
                                                         ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
(Loss) income from continuing operations...........         $    (0.31)       $    0.76
Discontinued operations, net of minority interests.                  -             0.04
Loss on sales of real estate, net of minority
  interests........................................                  -                -
                                                         --------------------------------------
Net (loss) income available per  weighted-average
  common share of beneficial interest -
  basic and diluted................................         $    (0.31)       $    0.80
                                                         ======================================


                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)



                                                             Three Months ended
                                                                  March 31
                                                           2004               2003
                                                    --------------------------------------
Operating activities
Net (loss) income  .............................       $   (5,000)        $   14,871
Adjustments  to reconcile  net (loss)  income to
  net  cash  (used  in)  provided  by  operating
  activities:
    Amortization of discount on notes payable...                -                158
    Amortization  of costs  for  leases  assumed
      (included in rental revenue)..............               72                320
    Loss on sales of real estate................               20                  -
    Depreciation  and  amortization   (including
      discontinued operations)..................            7,519             11,659
    Net equity in loss (income) of
      unconsolidated investments................            3,288               (303)
    Minority interests  (including  discontinued
      operations)...............................             (879)             8,832
    Changes in operating assets and liabilities:
      (Increase) decrease  in receivables.......           (1,515)               992
      Decrease (increase) in other assets.......            1,474               (125)
      Increase  (decrease)  in accrued  interest
        payable.................................              536            (15,639)
      Decrease in accrued real estate taxes.....           (6,610)            (4,289)
      Decrease in  accounts  payable and accrued
        expenses................................           (2,448)            (2,804)
      Increase in other liabilities.............              524              6,006
                                                    --------------------------------------
Net  cash  (used  in)   provided  by   operating
  activities....................................           (3,019)            19,678

Investing activities
Expenditures for real estate and equipment......           (6,711)           (27,912)
Decrease (increase) in restricted cash escrows..            5,875            (22,866)
Leasing costs...................................           (1,826)            (4,570)
Proceeds from note receivable...................                -              1,000
Distributions from unconsolidated entities, net.              219              2,219
                                                    --------------------------------------
Net cash used in investing activities...........           (2,443)           (52,129)

Financing activities
Financing costs.................................                -             (2,786)
Proceeds from mortgages and notes payable.......           67,000            195,000
Repayment of mortgages and notes payable........          (61,414)          (189,866)
Proceeds from construction financing............                -             82,239
Repayment of construction financing.............                -            (60,820)
                                                    --------------------------------------
Net cash provided by financing activities.......            5,586             23,767
                                                    --------------------------------------
Net  increase   (decrease)   in  cash  and  cash
  equivalents...................................              124             (8,684)
Cash and cash equivalents at beginning of year..           32,608             15,800
                                                    --------------------------------------
Cash and cash equivalents at end of period......      $    32,732         $    7,116
                                                    ======================================


                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004 ("Form 10-K").

    Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

2.      Formation and Organization

    We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our "Operating Partnership") in exchange for preferred and common partnership interests.

    We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at March 31, 2004 and December 31, 2003. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

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

    The following summarizes the interest, financing costs, real estate taxes and other direct and indirect costs capitalized to development costs during the three months ended March 31, 2004 and 2003:

                                                     Three Months Ended
                                                          March 31
                                                      2004        2003
                                                 ---------------------------
                                                   (dollars in thousands)

      Interest.................................    $       -   $    1,955
      Financing costs..........................            -          264
      Real estate taxes........................            -        1,318
      Other direct and indirect costs..........            -          630
                                                 ---------------------------
                                                   $       -   $    4,167
                                                 ===========================


4.      Interest Rate Protection Agreements

    On March 31, 2004, our derivative instruments were reported at their fair value as other assets of $0.2 million, a reduction in investment in unconsolidated entities of $1.7 million and accumulated other comprehensive loss of $2.0 million. We incurred a total comprehensive loss of $4.1 million for the three months ended March 31, 2004 and total comprehensive income of $15.4 million for the three months ended March 31, 2003, which includes the effects of these derivative instruments.

5.      Income Taxes

    We have elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, generally we will not be subject to federal income tax to the extent that we distribute at least 90% of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

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

7.      Property Held For Sale

    As of March 31, 2004, we have classified our 33 West Monroe Street property, a 852,075 square foot office building located in Chicago, Illinois, as held for sale, as the purchaser completed its feasibility review on March 26, 2004 and became obligated under an agreement of sale to purchase the property. Subsequent to the end of the quarter, we sold this property (see Note 17 - Subsequent Events to these Consolidated Financial Statements for further discussion). Simultaneous with the closing of the sales transaction related to this property, we entered into a management agreement with the buyer to manage the property for a one-year term subject to a six-month cancellation right. This constitutes significant continued involvement in the property in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and therefore operations related to this property are not accounted for as discontinued operations at this time. Property held for sale at March 31, 2004 represents our historical cost basis for certain assets related to this property (dollars in thousands):

         Real estate, net.........................         $     47,295
         Tenant receivables.......................                   15
         Deferred rent receivables................                  665
         Restricted cash escrows..................               19,998
         Deferred costs, net......................                1,770
         Other....................................                   14
                                                          --------------
            Property held for sale................          $    69,757
                                                          ==============

    In addition, certain liabilities related to this property at March 31, 2004 have also been reclassified (dollars in thousands):


         Mortgage note payable....................           $   59,250
         Accrued interest payable.................                  147
         Accrued real estate taxes................                  308
         Accrued tenant improvement allowances....                  858
         Other liabilities........................                1,253
                                                          --------------
           Mortgage note payable and liabilities
              related to property held for sale...           $   61,816
                                                          ==============


    At December 31, 2003, our consolidated balance sheet included comparable assets and liabilities of $74.0 million and $65.7 million, respectively, related to this property.

8.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain (loss) on sales of real estate for properties sold or properties held for sale (unless we have continued significant involvement with the property) are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of our former National City Center property, which we sold in 2003.


                                                     Three Months Ended
                                                          March 31
                                                      2004        2003
                                                 ---------------------------
                                                   (dollars in thousands)

      Rental revenue...........................  $         -   $    3,070
      Tenant reimbursements....................            -          582
      Other property income....................            -          380
                                                 ---------------------------
        Total revenue..........................            -        4,032

      Property operations......................            -        1,052
      Real estate taxes........................            -          607
      Depreciation and amortization............            -          555
      Interest:
         Expense...............................            -          672
                                                 ---------------------------
        Total expenses.........................            -        2,886
                                                 ---------------------------
      Income before minority interests.........            -        1,146
      Minority interests.......................            -         (474)
                                                 ---------------------------
      Discontinued operations..................  $         -    $     672
                                                 ===========================

9.      Debt Covenants

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and, after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans), we have obtained the necessary loan modifications and/or waivers. We did not comply with one of these ratios with respect to the letter of credit facility supporting our industrial revenues bonds for the quarter ended March 31, 2004. We have obtained waivers or modifications of these requirements for this period. Compliance with these covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurance that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

    Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

10.     Recent Developments

    On January 15, 2004, we acquired fee title ownership to the 180 North LaSalle Street office building for a $0.1 million payment. We had previously consolidated the operations of this property since we had the economic risks and rewards of ownership through our interest in the second mortgage encumbering this property during 2003, 2002 and 2001. We also held subordinate interests in the first mortgage interest in the property. Simultaneous with our acquisition of fee title ownership in 180 North LaSalle Street, we refinanced the property with the proceeds of a first mortgage loan from Greenwich Capital Financial Products, Inc. in the original principal amount of $67.0 million. The loan accrues interest at a fixed interest rate of 5.43% per year and matures February 1, 2011, with principal and interest payments based upon a 30-year amortization period.

    At closing, we funded leasing and capital replacement reserves of $5.1 million from the proceeds of the loan and a $2.7 million leasing escrow relating to the previous loan was released. We also agreed to fund into the leasing reserve escrow an additional $0.1 million per month for 36 months beginning March 2004. The amounts in the reserves can be drawn by us to pay for approved leasing expenditures relating to the property. The loan documents also require us to fund approximately $13,000 per month beginning March 2004 into a capital replacement reserve to be used for approved capital expenditures at the property. We used a portion of the proceeds of the loan to (i) repay the pre-existing third-party debt encumbering the property of $60.0 million, and
(ii) fund the reserve escrows and pay closing costs. After these payments, we received approximately $4.2 million of net proceeds.

11.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three months ended March 31, 2004 and 2003:


                                                            Three Months Ended
                                                                 March 31
                                                          2004            2003
                                                     ---------------------------
                                                          (dollars in thousands)
Numerator:
  (Loss) income from continuing operations before
    minority interests.............................. $    (5,859)  $     22,557
  Minority interests................................         877         (8,358)
  Net income allocated to preferred distributions...      (2,250)        (2,250)
                                                     ---------------------------
  (Loss) income before loss on sales of real estate
    and discontinued operations.....................      (7,232)        11,949
  Discontinued operations, net of minority interests           -            672
  Loss on sales of real estate, net of minority
    interests.......................................         (18)             -
                                                     ---------------------------
 Numerator for earnings per share - (loss) income
  available to common shares........................ $    (7,250)  $     12,621
                                                     ===========================
Denominator:
  Denominator for basic earnings per share -
    weighted-average common shares..................  23,669,661     15,712,930
  Effect of dilutive securities:
    Employee stock options..........................           -              -
    Nonvested employee stock grants.................           -          5,898
                                                     ---------------------------
 Denominator for diluted earnings per share -
   adjusted weighted-average common shares
   and assumed conversions..........................  23,669,661     15,718,828
                                                     ===========================

Basic and diluted earnings available to common
  shares per weighted-average common share
(Loss) income from continuing operations............ $     (0.31) $        0.76
Loss on sales of real estate, net of minority
  interests.........................................           -              -
Discontinued operations, net of minority interests..           -           0.04
                                                     ---------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -
  basic and diluted................................. $      (0.31) $        0.80
                                                     ===========================

    Options to purchase 1,309,827 and 1,948,921 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2004 and 2003, respectively, because the effect would be antidilutive.

    We had 3,076,586 and 11,028,280 weighted-average common units outstanding during the three months ended March 31, 2004 and 2003, respectively, of which 3,076,586 and 7,055,833, respectively, may be exchanged for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange.

12.     Segment Reporting

    The following summarizes our historical segment operating results for the three months ended March 31, 2004 and 2003:



                                                  Three Months Ended March 31, 2004
                                            -----------------------------------------------
                                                                   Corporate/
                                                                    Operating
                                              Office    Industrial Partnership   Total
                                            -----------------------------------------------
                                                        (dollars in thousands)

Revenue:
  Rental..................................   $  17,086  $   3,040    $      -  $  20,126
  Lease termination fees..................         338         98           -        436
  Tenant reimbursements...................      11,545      1,328           -     12,873
  Other property revenues.................         905         83           -        988
  Services Company revenue................           -          -       1,270      1,270
                                            -----------------------------------------------
Total revenue.............................      29,874      4,549       1,270     35,693
Expenses:
  Property operations.....................       8,989      1,104           -     10,093
  Real estate taxes.......................       7,434      1,013          25      8,472
  Depreciation and amortization...........       5,628      1,523         368      7,519
  General and administrative..............           -          -       2,479      2,479
  Services Company operations.............           -          -       1,266      1,266
                                            -----------------------------------------------
Total expenses............................      22,051      3,640       4,138     29,829
                                            -----------------------------------------------

Operating income (loss)...................       7,823        909      (2,868)     5,864
Other income (expense)....................       1,032          -      (3,665)    (2,633)
Interest:
  Expense.................................      (7,045)      (382)     (1,099)    (8,526)
  Amortization of deferred financing costs        (374)       (27)       (163)      (564)
                                            -----------------------------------------------
Income (loss) from continuing operations
  before minority interests...............       1,436        500      (7,795)    (5,859)
Minority interests........................         (34)       (72)        983        877
                                            -----------------------------------------------
Income (loss) from continuing operations..       1,402        428      (6,812)    (4,982)
Loss on sales of real estate, net of
  minority  interests of $2................         (2)         -         (16)       (18)
                                            -----------------------------------------------
Net income (loss) ........................       1,400        428      (6,828)    (5,000)
Funds From Operations ("FFO")
  adjustments (1)
Real estate depreciation and amortization.       5,606      1,522          59      7,187
Amortization of costs for leases assumed..          72          -           -         72
Joint venture adjustments.................       4,388          -           -      4,388
Minority interests........................          34         72        (983)      (877)
                                            -----------------------------------------------
FFO(1)....................................      11,500      2,022      (7,752)     5,770
Income allocated to preferred shareholders           -          -      (2,250)    (2,250)
                                            -----------------------------------------------
FFO available to common share/unit
  holders.................................   $  11,500 $    2,022   $ (10,002) $   3,520
                                            ===============================================




                                                   Three Months Ended March 31, 2003
                                             -----------------------------------------------
                                                                    Corporate/
                                                                     Operating
                                               Office    Industrial Partnership   Total
                                             -----------------------------------------------
                                                         (dollars in thousands)

Revenue:
   Rental..................................  $   23,177 $    3,041  $        - $   26,218
   Lease termination fees..................      29,712          -           -     29,712
   Tenant reimbursements...................      14,072      1,310           -     15,382
   Other property revenues.................       1,200        142         146      1,488
   Services Company revenue................           -          -         366        366
                                             -----------------------------------------------
Total revenue..............................      68,161      4,493         512     73,166
Expenses:
   Property operations.....................      10,417      1,318           -     11,735
   Real estate taxes.......................       9,188        992           -     10,180
   Depreciation and amortization...........       7,694      1,367         421      9,482
   General and administrative..............           -          -       2,320      2,320
   Services Company operations.............           -          -         560        560
   Strategic alternative costs.............           -          -          53         53
                                             -----------------------------------------------
Total expenses.............................      27,299      3,677       3,354     34,330
                                             -----------------------------------------------
Operating income (loss)....................      40,862        816      (2,842)    38,836
Other income...............................          72          -         570        642
Interest:
   Expense.................................     (10,760)      (417)     (4,122)   (15,299)
   Amortization of deferred financing
     costs.................................        (659)       (30)       (933)    (1,622)
                                             -----------------------------------------------
Income (loss) from continuing
   operations before minority interests....      29,515        369      (7,327)    22,557
Minority interests.........................     (11,820)      (153)      3,615     (8,358)
                                             -----------------------------------------------
Income (loss) from continuing operations...      17,695        216      (3,712)    14,199
Discontinued operations, net of
  minority interests of $(474).............         672          -           -        672
                                             -----------------------------------------------
Net income (loss)..........................      18,367        216      (3,712)    14,871
Funds From Operations ("FFO")
  adjustments (1):
Real estate depreciation and amortization..       7,667      1,366          88      9,121
Amortization of costs for leases assumed...         320          -           -        320
Joint venture adjustments..................         854          -           -        854
Adjustment for discontinued operations:
   Real estate depreciation and
     amortization............................       555          -           -        555
   Minority interests......................         474          -           -        474
Minority interests.........................      11,820        153      (3,615)     8,358
                                             -----------------------------------------------
FFO(1).....................................      40,057      1,735      (7,239)    34,553
Income allocated to preferred
  shareholders.............................           -          -      (2,250)    (2,250)
                                             -----------------------------------------------
FFO available to common share/unit
  holders..................................  $   40,057 $    1,735  $   (9,489)$   32,303
                                             ===============================================

(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. We utilize FFO as a performance measure. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

    The following summarizes our segment assets and activity as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003:

                                                 March 31     December 31
                                                   2004           2003
                                              -------------------------------
                                                  (dollars in thousands)

Segment assets:
  Office....................................  $    735,365    $    739,091
  Industrial................................       112,379         112,593
  Corporate/operating partnership...........        86,391          97,097
                                              -------------------------------
Total consolidated assets...................  $    934,135    $    948,781
                                              ===============================

                                                       Three Months
                                                      Ended March 31
                                                   2004           2003
                                              -------------------------------
                                                  (dollars in thousands)
Expenditures for real estate:
  Office....................................  $      6,129     $    27,769
  Industrial................................           537             140
  Corporate/operating partnership ..........            45               3
                                              -------------------------------
Total expenditures for real estate..........  $      6,711     $    27,912
                                              ===============================


13.     Investments in Unconsolidated Joint Ventures

    We have investments in three joint ventures, which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at March 31, 2004 and December 31, 2003 was a deficit investment of $5.1 million and $5.2 million (included in deficit investment in unconsolidated entity), respectively.

    The following table summarizes our share of various items:


                                    Three months ended
                                         March 31
                                     2004        2003
                                  ------------------------
                                  (dollars in thousands)
Operations (included in other
   (expense)  income) (1)(2)...... $     (285)$      282
Distributions received............          -      2,000
Unrealized losses (included in
  other comprehensive income).....          -       (526)
Losses reclassified into earnings
  from comprehensive income.......        917         33

(1) Excludes 50% of expense related to the management fee we earned on the property of $0.1 million for each of the periods ended March 31, 2004 and 2003, respectively.

(2) Includes $0.2 million of income in each of the three month periods ended March 31, 2004 and 2003, related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at the end of the estimated useful life of the property. The $22.0 million is based on our joint venture partners' contribution of cash at formation for their 50% common interest in the joint venture.

    Bank One Center. On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary, Dearborn Center, LLC, that owns Bank One Center. Bank One Center is a 1,497,472 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. We retained a 30% subordinated common interest in the joint venture.

    Our interest in the joint venture at March 31, 2004 and December 31, 2003 was an equity investment of $38.5 million and $41.6 million, respectively
(included  in  investment  in  unconsolidated  entities).   During  the  period,
distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of $3.1 million (included in other (expense) income) for the period ended March 31, 2004 representing the difference between this allocation and the actual net income of the joint venture. This excludes the expense related to the management fee we earned on this property.

    Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 385,274 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2004 and December 31, 2003 was an equity investment of $1.1 million and $1.2 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations were $86,000 and $21,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in other (expense) income. We received distributions of $0.2 million for each of the three month periods ended March 31, 2004 and 2003.

14.     Stock Based Compensation

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Under the fair value method of accounting per SFAS 123, additional compensation expense for the three months ended March 31, 2004 and 2003 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three months ended March 31, 2004 and 2003 related to options granted under Accounting Principles Board Opinion No. 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):

                                    Three Months Ended
                                         March 31
                                  ------------------------
                                      2004       2003
                                  ------------------------

Additional compensation expense
   that would have been
   recognized, net of minority
   interests......................  $       10   $      7
Impact per common share - basic
  and diluted.....................  $        -   $      -
Net (loss) income available to
  common shareholders.............  $   (7,260)  $ 12,614
Net (loss) income available per
  common share - basic and diluted  $    (0.31)  $   0.80

15.     Insurance

    In the regular course of our business, we maintain comprehensive liability and all-risk property insurance with respect to our properties. On March 22, 2004, we obtained new property insurance policies consisting of (i) a primary policy covering the first $150.0 million of physical damage to the properties in our portfolio (the "Primary Policy") and (ii) several layers of excess property insurance in an aggregate amount of $400.0 million covering physical property damages to our properties in excess of our Primary Policy (the "Excess Policies"). Our Primary Policy and Excess Policies include insurance for acts of Terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.

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

    We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance (the "Liability Policies") in amounts and limits that are similar to other property owners in geographic areas similar to that of our properties. Our Liability Policies include coverage for acts of Terrorism as a covered loss. Additionally, we maintain workers compensation and employers liability insurance in compliance with statutory limits and requirements. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.

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

16.     Commitments and Contingencies

    Legal. On August 29, 2002, 180 Acquisition Company, LLC ("180 Acquisition") filed a complaint (the "Complaint") against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois (the "180 Interests"), and Jeffrey
A. Patterson, our President and Chief Investment Officer.

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

    Environmental. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties that are already in remediation programs sponsored by the states in which they are located. Our environmental consultants estimate that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in other liabilities at March 31, 2004 and December 31, 2003) for possible environmental costs. During 1997, The Prime Group, Inc. "PGI", the former owner of the above-mentioned industrial properties, initiated lawsuits against a former environmental consultant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties in order to force the tenant to submit a hazardous waste closure plan to the Illinois Environmental Protection Agency. In January 2004, the court ruled that the tenant did not have to submit a hazardous waste closure plan under applicable regulations. The litigation against the environmental consultant continues.

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

    Tax Indemnities. The Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, our Chairman, ("NAC Contributors") and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. Under these agreements, the Operating Partnership is required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by the Operating Partnership of its liabilities or the sale or other disposition by the Operating Partnership of the properties they contributed. Under the terms of the agreement, the Operating Partnership will indemnify the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

    The percentage of the tax liabilities, which the Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines by 10% each year thereafter until December 31, 2007. The Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $7.8 million and $2.8 million, respectively, at March 31, 2004.

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

However,  if a legal opinion is obtained from  independent  tax counsel that the Indemnification event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period ("a Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at March 31, 2004 is $57.1 million.

    Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel Investment Group L.L.C. ("Citadel"). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. The Citadel Reimbursement Obligation includes an estimated nominal gross rental obligation of $71.4 million over the remaining term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. The landlord at One North Wacker Drive is obligated to provide us with $47.50 per square foot in a tenant improvement allowance for any subleases we consummate.

    We have executed subleases at One North Wacker Drive totaling 161,245 square feet of space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.1 million has been received through March 31, 2004. Liabilities for leases assumed at March 31, 2004 include $7.9 million related to the Citadel Reimbursement Obligations.

    In connection with another sublease for 55,494 square feet, we assumed two lease obligations at two Chicago office buildings owned by third parties with gross rental obligations of approximately $2.9 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $1.1 million, which reduced our gross rental obligation on the remaining lease to $1.8 million at March 31, 2004. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2004, this lease has a remaining estimated gross rental obligation of approximately $3.3 million. On February 14, 2003, we leased the space for the remainder of the lease term subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $2.1 million in liabilities for leases assumed at March 31, 2004, representing an estimate of our net liability related to this obligation.

    Income Taxes. The Internal Revenue Service (the "Service") has conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 2000 and 1999. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza property, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

    The 1999 Transaction was structured in a conventional manner with the advice of our legal and accounting tax advisors. We believe, based upon advice from our outside counsel and tax advisors that the Service's position is without merit and is based on a misinterpretation of the law. We disagree with the proposed adjustments set forth in the Service's preliminary reports and intend to seek administrative relief by appealing the findings of the preliminary reports (or any final examination reports issued in this matter) to the Appeals Office of the Service. We intend to vigorously challenge any proposed adjustments that cannot be resolved. At this time, we are not able to determine or to predict with any degree of certainty whether the issues will be agreed and resolved. It is possible that the issues will be the subject of a final administrative notice asserting liability, which would likely result in us filing a petition or complaint for relief in either the United States Tax Court, the United States Court of Federal Claims, or a United States District Court. We have not recorded a liability related to this matter.

    On June 19, 2003, the Service issued a "60-day letter" to us regarding this issue for the year ended December 31, 1999, which stated that we had 60 days to file a protest of the Service's position. We then issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On July 25, 2003, the Service issued preliminary reports proposing adjustments for the years ended December 31, 2000 and 2001 resulting from the 1999 Transaction. On January 5, 2004, the Service issued "60-day letters" to us regarding the proposed adjustments for the years ended December 31, 2000 and 2001, which stated that we had 60 days to file a protest of the Service's position. In March 2004, we issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On April 29, 2004, we had an initial conference with the IRS Chicago Office of Appeals.

    Other. During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at March 31, 2004 is approximately $7.4 million. At March 31, 2004, we have a net liability of approximately $2.5 million in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

    We have a 50% common interest in an unconsolidated real estate joint venture, which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. On January 6, 2003, the $157.5 million collar agreement was assigned to a different financial institution for a fee of $0.1 million and modified such that the joint venture would need to make cash escrow deposits only to the extent that the instrument's valuation decreases more than $20.0 million. As a result, funds previously escrowed were returned to the joint venture. Our joint venture partner is the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse the joint venture partner our fifty percent share of any amount paid.

    Under the terms of a $25.2 million letter of credit facility that provides support for certain industrial revenue bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the Future Lease Value and agreed that the amount of the cash collateral escrow would be equal to the greater of
(i) the difference between $25.2 million and the Future Lease Value, or (ii) $4.0 million. As of March 31, 2004 and December 31, 2003, we had a total of $4.0 million on deposit in the cash collateral escrow.

    Our East Chicago Enterprise Center, Chicago Enterprise Center, Arlington Heights Enterprise Center and Hammond Enterprise Center properties serve as collateral for our bonds payable. The Future Lease Value calculation under the letter of credit facility is defined as the annualized Net Operating Income, as defined in the loan documents, as of the determination date, reduced by the greater of (i) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate any time on or before January 2, 2007; or,
(ii) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate within 36 months from the determination date; divided by the Amortization Constant, as defined. Consequently, if leases expire and are not renewed or in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which is not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material.

     Dividends on our Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares") are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution, which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. No dividend has been declared or paid for the first quarter of 2004 or for 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

17.     Subsequent Events

   On April 16, 2004, we sold our 33 West Monroe Street property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations.

   Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.1 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million from the sale. During the fourth quarter of 2003, we recorded an asset impairment of $43.4 million related to this property. After reflecting this impairment, our sale of this property occurred at its approximate book value.

   Prior to the closing of the sale, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to the 33 West Monroe Street property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we (i) funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may incur in the future relating to the mezzanine loan and (ii) agreed to maintain unrestricted cash balances and line of credit availability at the end of each calendar quarter equal to the outstanding principal amount of the mezzanine loan. The escrow will be released in the future in the event the mezzanine loan is either repaid in full or its term is extended beyond November 15, 2009.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 12 office properties, containing an aggregate of 4.7 million net rentable square feet, and 30 industrial properties, containing an aggregate of 3.9 million net rentable square feet. In addition, we own 217.4 acres of developable land and have joint venture interests in three office properties containing an aggregate of 2.8 million net rentable square feet.

    All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

    Our results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic occupancy and rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings come on line in the next few years, the additional supply may continue to add to the challenge.

    Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of each quarter of 2003 and at the end of the first quarter of 2004:



                                                        Portfolio Occupancy
                         March 31,   December 31,  September 30,     June 30,     March 31,
                           2004          2003           2003           2003        2003
                        ------------ ------------- --------------- ------------ -----------
Office                       77.0%        75.1%         75.9%           76.0%        81.4%
Industrial                   80.2         81.4          77.2            79.9         83.0
                        ------------ ------------- --------------- ------------ -----------
Portfolio Total              78.3%        77.7%         76.5%           77.6%        82.0%
                        ============ ============= =============== ============ ===========
Unconsolidated Joint
  Venture Properties         77.1%        74.1%         74.2%           73.9%        65.6%
                        ============ ============= =============== ============ ===========




    Our office occupancy has been significantly affected by the February 2003 terminations of the Arthur Andersen LLP leases. Excluding our 33 West Monroe Street office building, which was sold in April 2004 and was Arthur Andersen's corporate offices, the overall office occupancy was 84.7% at March 31, 2004 and the portfolio occupancy was 82.6%.

    It should also be noted that the Bank One Center office building (included in investments in unconsolidated entities) was placed in service late in 2002 and is still in the lease-up phase with occupancy at March 31, 2004 of 68.5%.

Critical Accounting Policies

    Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the first quarter of 2004, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2004 to March 31, 2003

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




                                          Total Portfolio                          Same Store Portfolio
                             ------------------------------------------   ---------------------------------------

                                                   Increase/     %                              Increase/   %
(Dollars in thousands)         2004       2003    (Decrease)  Change        2004      2003     (Decrease)Change
---------------------------- ---------- --------- ---------- ----------   --------- ---------- --------- --------
Property revenues            $ 33,987   $ 43,088  $ (9,101)    (21.1)%    $ 33,987  $ 36,695   $ (2,708)  (7.4)%
Lease termination fees            436     29,712   (29,276)    (98.5)          436    29,712    (29,276) (98.5)
Services Company revenues       1,270        366       904     247.0             -         -          -      -
                             ---------- --------- ---------- ----------   --------- ---------- --------- --------
 Total revenues                35,693     73,166   (37,473)    (51.2)       34,423    66,407    (31,984) (48.2)

Property operating expenses    18,565     21,915    (3,350)    (15.3)       18,576    19,905     (1,329)  (6.7)
Depreciation and amortization   7,519      9,482    (1,963)    (20.7)        7,151     7,705       (554)  (7.2)
General and administrative      2,479      2,320       159       6.9             -         -          -      -
Services Company operations     1,266        560       706     126.1             -         -          -      -
Strategic alternative costs         -         53       (53)   (100.0)            -         -          -      -
                             ---------- --------- ---------- ----------   --------- ---------- --------- --------
 Total expenses                29,829     34,330    (4,501)    (13.1)       25,727    27,610     (1,883)  (6.8)
                             ---------- --------- ---------- ----------   --------- ---------- --------- --------

Operating income                5,864     38,836   (32,972)    (84.9)        8,696    38,797    (30,101) (77.6)
Other (expense) income         (2,633)       642    (3,275)   (510.1)            -         -          -      -
Interest:
 Expense                       (8,526)   (15,299)   (6,773)    (44.3)       (7,426)   (8,024)      (598)  (7.5)
 Amortization of deferred
   financing costs               (564)    (1,622)   (1,058)    (65.2)         (401)     (681)      (280) (41.1)
                             ---------- --------- ---------- ----------   --------- ---------- --------- --------
Income (loss) from continuing
  operations before minority
   interests                   (5,859)    22,557   (28,416)   (126.0)     $    869   $30,092   $(29,223) (97.1)%
                                                                          ========= ========== ========= ========
Minority interests                877     (8,358)    9,235     110.5
                             ---------- --------- ---------- ----------
Income (loss) from continuing
  operations                   (4,982)    14,199   (19,181)   (135.1)
Discontinued operations, net
  of minority interests             -        672      (672)   (100.0)
                             ---------- --------- ---------- ----------
Income (loss) before loss
  on sales of real estate      (4,982)    14,871   (19,853)   (133.5)
Loss on sales of real estate,
  net of minority interests       (18)         -       (18)        -
                             ---------- --------- ---------- ----------
Net income (loss)            $ (5,000)  $ 14,871  $(19,871)   (157.4)%
                             ========== ========= ========== ==========


    Property Revenues. The decrease of $2.7 million in property revenues in the same store portfolio resulted primarily from the termination of leases with Arthur Andersen LLP at two of our office properties ($1.6 million), the expiration and downsizing of leases at various office properties ($1.3 million) and the early termination of leases at four of our office properties ($0.3 million). These were offset by the commencement of a new lease at our 33 West Monroe Street property, which generated $0.4 million in additional property revenues.

    The decrease of $9.1 million in 2004 property revenues in the total portfolio included $6.4 million of revenues generated in 2003 from Bank One Center in addition to the previously described changes in the same store portfolio. On October 8, 2003, we sold a 70% joint venture interest in the property and, therefore, have subsequently recorded this investment under the equity method of accounting.

    Lease Termination Fees. The decrease of $29.3 million in lease termination fees was primarily due to the February 2003 termination of Arthur Andersen LLP's leases at two of our office properties.

    Services Company Revenue. The increase of $0.9 million in Services Company revenues during 2004 was due to increased leasing commission income of $0.9 million.

    Property Operating Expenses. The decrease of $1.3 million in property operating expenses in the same store portfolio, of which $0.6 million related to real estate taxes, primarily resulted from the termination of Arthur Andersen LLP's leases at two of our office properties.

    The decrease of $3.4 million in property operating expenses in the total portfolio included Bank One Center's operating expenses, incurred in 2003 totaling $1.9 million which, subsequent to October 8, 2003 are recorded under the equity method of accounting, in addition to the previously described changes in the same store portfolio.

    Depreciation and Amortization. The decrease of $2.0 million in depreciation and amortization in the total portfolio was attributable primarily to $1.2 million of depreciation and amortization related to Bank One Center in 2003, which is no longer consolidated in 2004. In addition, in 2003 we recorded a write-off of $0.4 million of unamortized tenant improvement and leasing commissions associated with the Arthur Andersen LLP lease termination. This also accounted for the principal variance in depreciation and amortization for the same store portfolio.

    General and Administrative. The increase of $0.2 million in general and administrative expenses was primarily due to an increase in salaries and benefits expense and professional fees which were partially offset by a decrease in corporate insurance costs.

    Services Company Operations. The increase of $0.7 million in the Services Company's operating expenses was primarily due to an increase in leasing commissions expense.

    Other (Expense) Income. The decrease in other (expense) income of $3.3 million was primarily due to a $3.1 million loss in 2004 associated with our equity investment in the Bank One Center joint venture. As distributions to our partner in the this joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture.

    Interest Expense. The decrease in interest expense of $0.6 million in the same store portfolio resulted primarily from a decrease of $1.1 million due to exit fees and underwriting expenses relating to the refinancing of our IBM Plaza property which were incurred in 2003 and a decrease of $0.1 million due to lower rates on our variable rate debt. This was partially offset by an increase of $0.6 million resulting from higher loan balances related to the refinancing of our 180 North LaSalle Street and IBM Plaza properties.

    The decrease in interest expense of $6.8 million in the total portfolio, in addition to the previously described changes in the same store portfolio, is primarily due to a decrease of $3.8 million related to lower loan balances as a result of the sale of a joint venture interest in Bank One Center. This property is therefore no longer being consolidated. Also contributing was a decrease of $2.2 million related to a reduction in our average debt outstanding.

    Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $1.1 million in our total portfolio was primarily attributable to a write-off of $0.5 million of previously unamortized financing costs related to the retirement of indebtedness with Security Capital Preferred Growth in 2003, $0.3 million of amortization of deferred financing costs related to Bank One Center in 2003 and a write-off of $0.2 million of previously unamortized financing costs associated with debt that was refinanced in 2004.

    Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations for 2003 include the results for National City Center, which was sold in June 2003.

Historical Cash Flows



                                                 Three months ended March 31
                                    ------------------------------------------------------
                                        2004         2003         Change      % Change
                                    ------------------------------------------------------
                                                   (dollars in thousands)
Operating Activities
  Net (loss) income                 $    (5,000) $    14,871  $   (19,871)    (133.6)%
  Amortization of discount on notes
    payable                                   -          158         (158)    (100.0)
  Amortization of costs for leases
    assumed                                  72          320         (248)     (77.5)
  Net equity in loss (income) of
    unconsolidated investments            3,288         (303)       3,591    1,185.1
  Depreciation and amortization           7,519       11,659       (4,140)     (35.5)
  Loss on sales of real estate               20            -           20        -
  Minority interests                       (879)       8,832       (9,711)    (110.0)
  Changes in operating assets
    and liabilities                      (8,039)     (15,859)       7,820       49.3
                                    ---------------------------------------------------
Net cash (used in) provided by
  operating activities              $    (3,019) $    19,678  $   (22,697)    (115.3)%
                                    ===================================================

Investing Activities
  Expenditures for real estate
    and equipment                   $    (6,711) $   (27,912) $    21,201       76.0%
  Leasing costs                          (1,826)      (4,570)       2,744       60.0
  Restricted cash escrows                 5,875      (22,866)      28,741      125.7
  Proceeds from note receivable               -        1,000       (1,000)    (100.0)
  Distributions from
    unconsolidated entities                 219        2,219       (2,000)     (90.1)
                                    ---------------------------------------------------
Net cash used in investing
  activities                        $    (2,443) $   (52,129) $    49,686       95.3%
                                    ===================================================

Financing Activities
  Financing costs                   $         -  $    (2,786) $     2,786      100.0%
  Proceeds from mortgages and
    notes payable                        67,000      195,000     (128,000)     (65.6)
  Repayment of mortgages and notes
    payable                             (61,414)    (189,866)     128,452       67.7
  Proceeds from construction
    financing                                 -       82,239      (82,239)    (100.0)
  Repayment of construction
    financing                                 -      (60,820)      60,820      100.0
                                    ---------------------------------------------------
Net cash provided by financing
  activities                        $     5,586  $    23,767 $   (18,181)     (76.5)%
                                    ===================================================


     Operating Activities. The $22.7 million decrease in net cash provided by operating activities from 2003 was primarily due to:

o a $33.6 million lease termination fee received from Arthur Andersen LLP in 2003;
o $3.7 million of income received in 2003 related to Bank One Center as a result of the sale of a 70% joint venture interest in October 2003. This property is no longer consolidated;
o $2.5 million of income received in 2003 related to our National City Center property which was sold in June 2003;
o $2.4 million due to the timing of payments of operating expenses as compared to 2003;
o a $0.8 million of income for construction management associated with a build-to-suit performed by the Services Company in 2003;
o a $0.7 million loss of income in 2004 as compared to 2003 resulting from the termination of Arthur Andersen LLP's lease at our 33 West Monroe Street office property, and
o    an increase in real estate taxes of $0.6 million as compared to 2003.

     This decrease was partially offset by:

o a $14.5 million payment of accrued interest associated with the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o a $3.3 million payment of accrued interest associated with refinancing of the senior mortgage and mezzanine loans for our IBM Plaza property in 2003;
o a $2.5 million reduction of interest expense payments due to the retirement of the mezzanine loan for our Bank One Center property;
o a $1.8 million reduction of interest expense payments due to the retirement of our indebtedness with Security Capital Preferred Growth, and
o the receipt by our Services Company of lease commissions totaling $0.7 million in 2004.

     Investing Activities. The $49.7 million increase in net cash provided by investing activities from 2003 was primarily due to:

o a $33.6 million deposit to restricted cash escrows required by the lender in connection with the February 2003 receipt of lease termination fees from Arthur Andersen LLP lease terminations;
o a $9.2 million payment to purchase all of our former joint venture partner's interest in the entity that owned Bank One Center in March 2003;
o a $7.4 million release of escrowed funds in payment of real estate taxes in 2004;
o payments of $6.2 million, $1.4 million and $1.3 million for tenant improvements associated with our Bank One Center, IBM Plaza and Continental Towers properties, respectively, in 2003;
o a $7.0 million contribution to the escrow associated with the Citadel Reimbursement Obligation as a result of the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o payments of $1.1 million for leasing commissions primarily associated with our Bank One Center property in 2003;
o a $1.0 million receipt from our former joint venture partner in the entity that owned Bank One Center in March 2003 in payment of a loan previously made to them by us, and
o payments of $0.7 million from the escrow associated with the Citadel Reimbursement Obligation in 2004.

     This increase was partially offset by:

o a $5.5 million decrease in the construction escrow associated with our Bank One Center property in 2003;
o payments of $3.4 million, $1.5 million and $0.5 million for tenant improvements associated with our Continental Towers, 33 West Monroe Street and 180 North LaSalle Street properties, respectively, in 2004;
o a $3.2 million decrease in escrowed funds in conjunction with the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o a $2.3 million release of escrowed funds in payment of real estate taxes in 2003;
o a $2.0 million distribution from the 77 West Wacker Drive joint venture in 2003;
o a $1.5 million increase in escrowed funds in conjunction with the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004, and
o payments of $0.5 million for leasing commissions associated with several of our properties in 2004.

     Financing Activities. The $18.2 million decrease in net cash provided by financing activities from 2003 was primarily due to:

o net proceeds of $17.9 million from the refinancing of the senior mortgage and mezzanine loans for our IBM Plaza property in 2003;
o net proceeds of $14.2 million from the refinancing of the mezzanine loan for our Bank One Center property in 2003, and
o proceeds of $7.2 million from construction financing associated with our Bank One Center property in 2003.

     This decrease was partially offset by:

o principal payments of $11.4 million in 2003 on our indebtedness with Security Capital Preferred Growth;
o proceeds of $7.0 million from the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004, and
o $2.8 million of financing costs paid in 2003 primarily associated with the refinancing of the mortgage and mezzanine loans for our IBM Plaza property.


Liquidity and Capital Resources

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

    Our continuing goal is to achieve a desirable result for our shareholders, which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy. There can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction other than a sale of the company (whether by merger or otherwise) to repay debt, provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, and/or distribute them to our shareholders and the common unit holders of our Operating Partnership.

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

    In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution, which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the fourth quarter 2002 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions. We currently do not anticipate declaring or paying distributions on our common shares/units for 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2004 to comply with the annual REIT distribution requirements.

    We can give no assurances that if any capital transactions are completed on terms favorable to us or otherwise pursuant to our pursuit of strategic alternatives, distributions on our common shares and common units will be resumed either during 2004 or thereafter, or that we will be able to pay future distributions on our Series B Shares. After (i) payment of the fourth quarter 2002 Series B Shares' distribution on April 30, 2004 and (ii) the accrual of the first quarter 2004 Series B Shares' distribution, we are in arrears for five quarters of Series B Share distributions for a total of $11.3 million.

    Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. During 2004, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated or is anticipated to be vacated during the year or renew existing tenants' leases. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations, existing escrows with lenders and capital transactions, which may include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs.

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. We did not comply with certain of these ratios with respect to the letter of credit facility supporting our industrial revenues bonds for the quarter ended March 31, 2004. We have obtained waivers of these requirements for this period.

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

    At March 31, 2004, we had $29.1 million of outstanding debt maturing in the remainder of 2004, consisting of $5.6 million maturing in May 2004 secured by our 1455 Sequoia Drive property and $23.5 million maturing in November 2004 secured by our 180 North LaSalle Street, 208 South LaSalle Street and Jorie Plaza properties. We are in discussions with the two existing lenders with respect to extensions or refinancing of the maturing indebtedness. If the necessary extensions or refinancings are not consummated with the existing lenders, we may have discussions with other lending sources. If this indebtedness is not extended, or repaid, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts.

    Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our common shareholders.

    The following tables disclose our contractual obligations and commercial commitments as of March 31, 2004:



                                                         Payments Due by Period
                                                         (dollars in thousands)
                                               --------------------------------------------
                                                Less Than    1 - 3      3 - 5   More Than
    Contractual Obligations(A)        Total      1 Year      Years      Years    5 Years
-------------------------------------------------------------------------------------------

Mortgages and notes payable (B)       $553,506   $33,341   $268,572    $51,258   $200,335
Bonds payable(C)                        24,900         -          -     24,900          -
Capital lease obligations                  253       253          -          -          -
Operating leases                         9,806     1,767      3,902      2,350      1,787
Tenant improvement allowances (D)        5,602     5,602          -          -          -
Liabilities for leases
  assumed and lease reimbursement
  obligations(E)                        84,314    10,060     22,718     18,092     33,444
Loan exit fees                             313       313          -          -          -
                                   --------------------------------------------------------
Total contractual cash
   obligations                        $678,694   $51,336   $295,192    $96,600   $235,566
                                   ========================================================


(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed in "Liquidity and Capital Resources".

(B) See Note 4 - Mortgage and Notes Payable, Bonds Payable and Construction Financing to our 2003 Consolidated Financial Statements filed with Form 10-K for further detail on interest rates and other terms.

(C) The scheduled maturity date for our tax-exempt bonds is in 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds which, if not extended or replaced, would accelerate the maturity of the bonds.

(D) We have escrows of $3.7 million that may be utilized to fund these obligations.

(E) These obligations would be offset by any receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $65.8 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $12.0 million to fund a portion of this contractual amount.



                                                           Amount of Commitment
                                                           Expiration Per Period
                                                          (dollars in thousands)
                                                 ------------------------------------------
              Other                   Total        Less
           Commercial                Amounts       Than 1   1 - 3       3 - 5    More Than
           Commitments              Committed      Year     Years       Years     5 Years
-------------------------------------------------------------------------------------------
Standby letters of credit          $  25,241     $     -   $     -   $ 25,241   $       -
Guarantees (A)                         5,306         450     1,200      1,200       2,456
Unconsolidated joint ventures (B)    162,977           -     7,839      4,362     150,776
Tax indemnifications (C)              67,799         (C)       (C)        (C)         (C)
Series B preferred shares (D)            (D)      20,250    18,000     18,000         (D)
                                   --------------------------------------------------------
Total commercial commitments       $ 261,323     $20,700   $27,039   $ 48,803   $ 153,232
                                   ========================================================


(A) Included is a guarantee for $8.0 million of which $4.1 million has been funded as of March 31, 2004 to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property. On November 10, 1999, the joint venture entered into an interest rate collar agreement for the period from October 1, 2002 through September 30, 2004 with a financial institution for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. The joint venture would need to make cash escrow deposits to the extent that the liability that results from changes in the instrument's market value exceeds $20.0 million. Our joint venture partner is guarantor to the counterparty related to this collar agreement. If our venture partner, as guarantor, were required to pay the counterparty under the terms of the interest rate collar agreement, we have agreed to reimburse our joint venture partner our fifty percent share of any amount paid.

    We also have a 30.0% subordinated interest in a real estate joint venture, accounted for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $248.2 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

    In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $23.8 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $67.8 million if all remaining indemnity properties had been sold as of March 31, 2004. The amount of certain indemnities decreases by 10% each calendar year with the first decrease beginning in the calendar year following the period ending December 31, 1998. See Note 16 - Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities.

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

    Property Sales. There were no property sales during the three months ended March 31, 2004.

    Preferred  Shares.  Our Board  suspended the payment of dividends in 2002 in anticipation of our need for liquidity for dealing with our maturing indebtedness, our capital needs for property level expenditures in retenanting our vacant office and industrial space and capital needs for the completion of the Bank One Center development project. In March 2004, our Board declared one quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2004, payable on April 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution, which relates to the fourth quarter 2002 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the fourth quarter 2002 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. After (i) payment of the fourth quarter 2002 Series B distribution on April 30, 2004 and
(ii) the accrual of the first quarter 2004 Series B Shares' distribution, we are in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends declared and set apart for payment.

    Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Stephen J. Nardi, our Chairman. The terms of these agreements are discussed in
Note  16  -  Commitments  and   Contingencies  to  our  Consolidated   Financial
Statements.

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note. The terms of this agreement are discussed in Note 16 - Commitments and Contingencies to our Consolidated Financial Statements.

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

    Indebtedness. Our aggregate indebtedness was $578.4 million at March 31, 2004. This indebtedness had a weighted average maturity of 2.48 years and bore interest at a weighted average interest rate of 5.79% per annum. At March 31, 2004, $266.2 million, or 46.0%, bore interest at a fixed rate, and $312.2 million, or 54.0% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $312.2 million of variable rate debt, $277.8 million was subject to various interest rate cap agreements.

    Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

                                       Notional
                                        Amount
                                        as of      Capped
                                      March 31,    LIBOR   Effective  Expiration
    Loan Associated with                 2004       Rate      Date       Date
--------------------------------- ------------- --------- ----------- ----------
33 West Monroe Street
  First Mortgage Loan (1)          $  67,000,000    6.50%    1/31/03   10/31/04
Jorie Plaza & 208 South LaSalle
  Street Mezzanine Loan (2)           11,900,000    7.50     7/01/03   11/15/04
180 North LaSalle Street
  Mezzanine Loan                      11,600,000    4.50    11/15/03   11/15/04
IBM Plaza
  First Mortgage/Mezzanine Loans     195,000,000    6.60     2/21/03    3/15/06



(1) The original notional amount of this interest rate cap was $67.0 million. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge and has been marked-to-market through earnings. The impact of the change in value for the three months ended March 31, 2004 was nominal. On April 16, 2004, simultaneous with the sale of the 33 West Monroe Street property, the remaining principal balance of this loan was repaid and the remainder of the interest rate cap was de-designated as a cash flow hedge and will be marked-to-market through earnings each period thereafter.

(2) In June 2003, this agreement was extended to November 15, 2004 and the notional amount was reduced to $11.9 million as $8.1 million of the underlying loan hedged by this derivative instrument and secured by the National City Center property was repaid upon sale of the property.

    No amounts were received under the terms of any of the interest rate protection agreements during the three months ended March 31, 2004 and 2003.

    Debt Repayments. In January 2004, we refinanced our maturing $60.0 million loan secured by our 180 North LaSalle Street office property, with a $67.0 million first mortgage loan secured by the property. Scheduled principal payments were made on our other loans totaling $1.4 million bringing the total debt repaid for the three months ended March 31, 2004 to $61.4 million.

    Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During years ended December 31, 2003 and 2002, our tenant improvements and leasing commissions averaged $37.75 and $26.94, respectively, per square foot of newly-leased office space totaling 427,756 and 70,969 square feet, respectively, $16.85 and $13.18, respectively, per square foot of office leases renewed by existing tenants, totaling 303,965 and 277,248 square feet, respectively, and $1.78 and $0.00, respectively, per square foot of newly-leased industrial space totaling 215,267 and 154,275 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. For the three months ended March 31, 2004, we incurred $1.1 million of capital improvement expenditures, and we are budgeting over $3.4 million of capital expenditures for the remainder of 2004.

Off - Balance Sheet Arrangements

    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any unconsolidated SPE transactions.

Funds from Operations

    Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance for an equity REIT. We believe that in order to facilitate a clear understanding of our combined historical operating results, Funds from Operations should be examined in conjunction with net income
(loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

    The following  table  represents  the unaudited GAAP  Reconciliation  of Net
(Loss) Income to Funds from Operations for the three months ended March 31, 2004 and 2003:

                                                       Three Months Ended
                                                            March 31
                                                       2004           2003
                                                 -------------------------------
                                                        (dollars in thousands)
Net (loss) income (1)...........................    $  (5,000)      $  14,871
Adjustments to reconcile to Funds from
  Operations:
  Real estate depreciation and amortization.....        7,187           9,121
  Amortization of costs for leases assumed......           72             320
  Joint venture adjustments.....................        4,388             854
  Adjustment for discontinued operations (2)....            -           1,029
  Minority interests............................         (877)          8,358
                                                 -------------------------------
Funds from Operations...........................        5,770          34,553
  Income allocated to preferred shareholders....       (2,250)         (2,250)
                                                 -------------------------------
Funds from operations available to common share/
   unit holders(1) .............................    $   3,520       $  32,303
                                                 ===============================


(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties (which we believe includes impairments on operating real estate), and after comparable adjustments for unconsolidated joint ventures and discontinued operations. We utilize FFO as a performance measure. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain (loss) on sales of real estate for properties sold are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented.

Certain Relationships and Related Transactions

    Transactions with Trustees and their Affiliates. Mr. Jacque M. Ducharme, one of our Trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. ("Studley"). Studley was engaged by a third-party as a tenant broker in connection with the tenant's search for office space in Chicago. This search for space resulted in the third-party signing a lease at a property owned by an unconsolidated joint venture in which we have an interest. Studley earned commissions of approximately $0.7 million in connection with this transaction during the three months ended March 31, 2004. We were not involved in the selection of Studley by the third-party as its broker, and the joint venture has been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with this transaction, other than compensation he may receive based on the general profitability of Studley.

    As of March 31, 2004, we have a receivable of approximately $0.9 million from Mr. Nardi, and certain of his affiliates under a master lease agreement entered into with Mr. Stephen J. Nardi in connection with our 1051 Kirk Road property. This represents rent receivables due for the period from October 2001 through the lease expiration on March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Stephen
J. Nardi and his affiliates. Because there were no common unit distributions for this year, no payments were applied to the outstanding balance. We have recorded this rent as a reduction of our basis in the property.

    Transactions with PGI. On March 25, 2003, we and The Prime Group, Inc. ("PGI") and one of PGI's affiliates, both affiliates of Mr. Michael W. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997 (as so amended, the "PGI Environmental Indemnity"). Pursuant to the existing agreement, PGI has agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Enterprise Center industrial parks. The existing agreement also provides that PGI is entitled to use the proceeds from certain pending litigation we have against third parties relating to these environmental liabilities. The amendment to the agreement provides, among other things, that all of the proceeds from the litigation will not be funded to PGI or its affiliate, but instead that if any proceeds are recovered in connection with the litigation, sufficient proceeds (if recovered) will instead be placed in an escrow to be used to fund the environmental remediation costs. We are aware of environmental contamination at certain of our older industrial properties contributed to us as an equity contribution by PGI during our initial public offering. Upon the closing of the admission of a new 70% joint venture partner to our subsidiary that owns Bank One Center, we retained $0.5 million of the $1.0 million of compensation due PGI, as described below, which will be utilized towards certain environmental costs at these industrial properties. PGI's responsibility under the agreement was correspondingly reduced by $0.5 million. As of March 31, 2004, a total of $0.3 million of these costs have been paid.

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

    Tax Indemnification Agreement. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Nardi (the "NAC Contributors"), who contributed properties to us during our initial public offering. We are required to indemnify the NAC Contributors for, among other things, certain income tax liabilities based on income or gain the NAC Contributors are required to include in their gross income for federal or state income tax purposes upon the refinancing or repayment by us of their liabilities or the sale or other disposition by us of the properties they contributed. These indemnities cover such income taxes, interest and penalties and are required to be made on a "grossed up" basis that effectively results in the NAC Contributors receiving the indemnity payments on a net, after-tax basis. The percentage of the tax liabilities that we are required to indemnify is 40% for the taxable year ending on December 31, 2004, and declines by 10% each year thereafter until December 31, 2007. We are not required to indemnify the NAC Contributors for income or gain realized by them after the taxable year ended December 31, 2007. We estimate our maximum possible exposure at March 31, 2004 under this agreement is $7.8 million.

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


Inflation (continued)

    As of March 31, 2004, approximately $312.2 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $277.8 million subject to various interest rate cap agreements. Inflation, and its impact on interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable and bonds payable the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2004. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.




                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                  2004      2005       2006      2007      2008   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount...........      $3.1       $6.7      $4.8     $5.1     $46.2    $200.3    $266.2
Weighted-average interest
 rate(1)....................       7.03%      7.15%     7.05%    7.06%     7.16%     7.00%

Variable rate amount........     $30.2      $62.1    $195.0       -         -         -     $287.3
Weighted-average interest
 rate(1)....................       7.06%      2.77%     5.03%     -         -         -

Bonds payable:
Variable rate amount (2)....        -          -         -     $24.9        -         -      $24.9
Weighted-average interest
 rate(1)....................        -          -         -       3.38%      -         -

Interest rate cap
 agreements(1):
Notional amount.............     $90.5         -     $195.0       -         -         -     $285.5
Cap rate....................       6.37%       -        6.60%     -         -         -



(1) Based upon the rates in effect at March 31, 2004, the weighted-average interest rates on our mortgage notes payable and bonds payable at March 31, 2004 were 5.85% and 3.38%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $1.2 million.

(2) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

  Item 4.      Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by of this quarterly report on Form 10-Q, which was conducted with the participation of our Chairman of the Board (our principal executive officer) and Chief Financial Officer, our Chairman of the Board and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

(b)     Changes in internal controls over financial reporting

        There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

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

    On June 19, 2003, the Service issued a "60-day letter" to us regarding this issue, which stated that we had 60 days to file a protest of the Service's position. We then issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On July 25, 2003, the Service issued preliminary reports proposing adjustments for the years ending December 31, 2000 and 2001 resulting from the 1999 Transaction. On
January 5, 2004, the Service issued a "60-day letter" to us regarding the proposed adjustments for the years ended December 31, 2000 and 2001, which stated that we had 60 days to file a protest of the Service's position. In March 2004, we issued protest letters protesting the proposed adjustments and requesting a conference with the IRS Chicago Office of Appeals. On April 29, 2004, we had an initial conference with the IRS Chicago Office of Appeals. For a more detailed description of this matter, please see Note 16 - Commitments and Contingencies to our Consolidated Financial Statements.

    We are a defendant in various other legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         We are currently in arrears in the payment of dividends on our 9% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares"). As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $11.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

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

               DESCRIPTION

               Reports on Form 8-K:

               We filed the following reports on Form 8-K during the first quarter of 2004:

               Form 8-K dated December 30, 2003 (filed January 14, 2004, File No. 13589), relating to Dearborn Center LLC, entering into a lease with Perkins Coie LLP for office space at Bank One Center.

               Form 8-K dated March 12, 2004 (filed March 15, 2004, File No. 13589), announcing our consolidated financial results and certain supplemental information pursuant to Item 12, Results of Operations and Financial Condition under Item 9, Regulation FD Disclosure in accordance with the Securities and Exchange Commission's interim filing guidance set forth in Release No. 34-47583.

               Form 8-K dated March 26, 2004 (filed March 29, 2004, File No. 13589), announcing the agreement of sale and purchase of our 33 West Monroe Street property between an affiliate of ours and AmTrust Realty Corp.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRIME GROUP REALTY TRUST

                                      Registrant

Date:      May 7, 2004                /s/ Richard M. FitzPatrick
                                      --------------------------
                                      Richard M. FitzPatrick
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                       Financial Officer of the Registrant)

                                                                   Exhibit 12.1
                            Prime Group Realty Trust
             Statements Regarding Computation of Ratios of Earnings
           to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)

                                                          Three Months Ended
                                                              March 31,
      Earnings:                                           2004          2003
                                                     ---------------------------
       (Loss) income from continuing operations
         before minority interest per the
         consolidated financial statements.........  $    (5,859)    $  22,557
       Interest expense............................        8,526        15,299
       Amortization of debt issuance costs.........          564         1,622
                                                     ---------------------------
       Earnings....................................  $     3,231     $  39,478
                                                     ===========================
      Fixed Charges:
       Interest expense............................  $     8,526     $  15,299
       Capitalization of interest expense..........            -         1,955
       Amortization of debt issuance costs.........          564         1,622
       Preferred share distributions...............        2,250         2,250
                                                     ---------------------------
       Total fixed charges.........................  $    11,340     $  21,126
                                                     ===========================
       Ratio of earnings to combined fixed charges
        and preferred share distributions..........            -          1.87
                                                     ===========================
       (Deficit) excess of earnings to combined
        fixed charges and preferred share
        distributions..............................  $    (8,109)    $  18,352
                                                     ===========================
         Funds from Operations:
         Funds from operations.....................  $     5,770     $  34,553
         Interest expense..........................        8,526        15,299
         Amortization of debt issuance costs.......          564         1,622
                                                     ---------------------------
         Adjusted funds from operations............  $    14,860     $  51,474
                                                     ===========================
       Fixed Charges:
         Interest expense..........................  $     8,526     $  15,299
         Capitalization of interest expense........            -         1,955
         Amortization of debt issuance costs.......          564         1,622
         Preferred share distributions.............        2,250         2,250
                                                     ---------------------------
         Total fixed charges.......................  $    11,340     $  21,126
                                                     ===========================
       Ratio of funds from operations to combined
        fixed charges and preferred share
        distributions..............................         1.31          2.44
                                                     ===========================
       Excess of funds from operations to combined
        fixed charges and preferred share
        distributions..............................  $     3,520     $  30,348
                                                     ===========================