Form 10-Q
period 2004-06-30
PRIME GROUP REALTY TRUST
filed 2004-08-06
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

        On August 5, 2004, 23,681,371 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    Financial STATEMENTS

Item 1.    Consolidated Financial Statements (Unaudited)                    PAGE

           Consolidated Balance Sheets as of June 30, 2004 and
             December 31, 2003                                                4

           Consolidated Statements of Operations for the Three Months
             Ended June 30, 2004 and 2003                                     5

           Consolidated Statements of Operations for the Six Months
             Ended June 30, 2004 and 2003                                     6

           Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2004 and 2003                              7

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             20

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                     35

Item 4.    Controls and Procedures                                           36

Part II:   Other Information

Item 1.    Legal Proceedings                                                 37
Item 2.    Changes in Securities, and Use of Proceeds and
             Issuer Purchases of Equity Securities                           38
Item 3.    Defaults Upon Senior Securities                                   38
Item 4.    Submission of Matters to a Vote of Security Holders               38
Item 5.    Other Information                                                 38
Item 6.    Exhibits and Reports on Form 8-K                                  39

           Signatures                                                        41

Forward-Looking Statements

    Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2004.

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

Item 1.        Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (Unaudited)



                                                                  June 30       December 31
                                                                    2004            2003
                                                              ---------------------------------
Assets
Real estate, at cost:
  Land......................................................   $    123,780    $    146,805
  Building and improvements.................................        492,738         624,745
  Tenant improvements.......................................         58,027          85,153
  Furniture, fixtures and equipment.........................         10,228          10,318
                                                              ---------------------------------
                                                                    684,773         867,021
  Accumulated depreciation..................................        (98,021)       (129,381)
                                                              ---------------------------------
                                                                    586,752         737,640
  Property held for development.............................          3,000          18,955
                                                              ---------------------------------
                                                                    589,752         756,595

Properties held for sale....................................        126,267               -
Investments in unconsolidated entities......................         36,093          42,778
Cash and cash equivalents...................................         37,895          32,608
Receivables, net of allowance of $487 and $852 at June 30,
  2004 and December 31, 2003, respectively:
    Tenant..................................................          1,674           2,031
    Deferred rent...........................................         17,548          19,758
    Other...................................................          1,748             410
Restricted cash escrows.....................................         41,113          69,890
Deferred costs, net.........................................         16,506          21,079
Other.......................................................          2,000           3,632
                                                              ---------------------------------
Total assets................................................   $    870,596    $    948,781
                                                              =================================
Liabilities and Shareholders' Equity
Mortgages and notes payable.................................   $    452,525    $    547,920
Mortgages notes payable related to properties held for sale.         40,404               -
Bonds payable...............................................              -          24,900
Bonds payable related to properties held for sale...........         24,900               -
Liabilities related to properties held for sale.............         11,866               -
Accrued interest payable....................................          2,006           1,719
Accrued real estate taxes...................................         27,180          31,629
Accrued tenant improvement allowances.......................          4,796          10,973
Accounts payable and accrued expenses.......................          7,591          13,067
Liabilities for leases assumed..............................         11,743          13,792
Deficit investment in unconsolidated entity.................          5,356           5,168
Dividends payable...........................................          2,250               -
Other.......................................................          9,504          14,472
                                                              ---------------------------------
Total liabilities...........................................        600,121         663,640
Minority interests:
  Operating Partnership.....................................         19,947          21,803
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
    authorized:
    Series B - Cumulative Redeemable Preferred Shares,
    4,000,000 shares designated, issued and outstanding                  40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized;
    23,681,371 and 23,670,522 shares issued and outstanding
    at June 30, 2004 and December 31, 2003, respectively....            236             236

  Additional paid-in capital................................        381,273         381,273
  Accumulated other comprehensive loss......................         (1,265)         (2,917)
  Distributions in excess of earnings.......................       (129,756)       (115,294)
                                                              ---------------------------------
Total shareholders' equity..................................        250,528         263,338
                                                              ---------------------------------
Total liabilities and shareholders' equity..................   $    870,596     $   948,781
                                                              =================================


                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)




                                                             Three Months ended
                                                                   June 30
                                                           2004               2003
                                                    --------------------------------------

Revenue:
Rental.............................................     $  16,162          $  23,409
Tenant reimbursements..............................        11,024             12,993
Other property revenues............................         1,005              1,113
Services Company revenue...........................           865                556
                                                    --------------------------------------
Total revenue......................................        29,056             38,071

Expenses:
Property operations................................         7,715              8,755
Real estate taxes..................................         6,482              7,931
Depreciation and amortization......................         5,484              7,790
General and administrative.........................         2,739              2,626
Services Company operations........................           769                607
Strategic alternative costs........................             -                420
                                                    --------------------------------------
Total expenses.....................................        23,189             28,129
                                                    --------------------------------------

Operating income...................................         5,867              9,942
 Other (expense) income............................        (4,212)             1,723
   Interest:
     Expense.......................................        (7,205)           (13,058)
     Amortization of deferred financing costs......          (422)            (1,184)
                                                    --------------------------------------
Loss from continuing operations before minority
  interests........................................        (5,972)            (2,577)
Minority interests.................................         1,043              1,704
                                                    --------------------------------------
Loss from continuing operations....................        (4,929)              (873)
Discontinued operations, net of minority
  interests of $(19) and $(94) in 2004 and 2003,
  respectively.....................................            28                992
                                                    --------------------------------------
(Loss) income before loss on sales of real estate..        (4,901)               119
Loss on sales of real estate, net of minority
  interests of $(7)................................           (61)                 -
                                                    --------------------------------------
Net (loss) income..................................        (4,962)               119
Net income allocated to preferred shareholders.....        (2,250)            (2,250)
                                                    --------------------------------------
Net loss available to common shareholders..........     $  (7,212)         $  (2,131)
                                                    ======================================
Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders...........................     $  (0.30)       $      (0.18)
Discontinued operations, net of minority interests.            -                0.06
Loss on sales of real estate, net of minority
  interests........................................            -                   -
                                                    -------------------------------------
Net loss available per weighted-average common
  share of beneficial interest -basic and diluted..     $  (0.30)       $      (0.12)
                                                    ======================================




                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                              Six Months ended
                                                                   June 30
                                                           2004               2003
                                                    --------------------------------------
Revenue:
Rental.............................................   $    32,476          $  45,755
Tenant reimbursements..............................        22,053             25,760
Other property revenues............................         1,896              2,439
Services Company revenue...........................         2,135                922
                                                    --------------------------------------
Total revenue......................................        58,560             74,876

Expenses:
Property operations................................        15,459             17,204
Real estate taxes..................................        12,713             15,247
Depreciation and amortization......................        10,924             15,217
General and administrative.........................         5,218              4,946
Services Company operations........................         2,035              1,167
Strategic alternative costs........................             -                473
                                                    --------------------------------------
Total expenses.....................................        46,349             54,254
                                                    --------------------------------------

Operating income...................................        12,211             20,622
 Other (expense) income............................        (6,845)             2,365
   Interest:
     Expense.......................................       (14,415)           (26,920)
     Amortization of deferred financing costs......          (785)            (2,712)
                                                    --------------------------------------
Loss from continuing operations before minority
  interests........................................        (9,834)            (6,645)
Minority interests.................................         1,687              4,353
                                                    --------------------------------------
Loss from continuing operations....................        (8,147)            (2,292)
Discontinued operations, net of minority interests
  of $214 and $(11,574) in 2004 and 2003,
  respectively.....................................        (1,736)            17,282
                                                    --------------------------------------
(Loss) income before loss on sales of real estate..        (9,883)            14,990
Loss on sales on real estate, net of minority
  interest of $10..................................           (79)                 -
                                                    --------------------------------------
Net (loss) income..................................        (9,962)            14,990
Net income allocated to preferred shareholders.....        (4,500)            (4,500)
                                                    --------------------------------------
Net (loss) income available to common shareholders.  $    (14,462)         $  10,490
                                                    ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders...........................  $      (0.54)         $   (0.41)
Discontinued operations, net of minority interests.         (0.07)              1.04
Loss on sales of real estate, net of minority
  interest.........................................             -                  -
                                                    --------------------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -basic and
  diluted..........................................  $      (0.61)        $     0.63
                                                    ======================================




                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                              Six Months ended
                                                                   June 30
                                                           2004               2003
                                                    --------------------------------------

Operating activities
Net (loss) income...............................       $   (9,962)       $    14,990
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Amortization of discount on notes payable...                -                316
    Amortization of costs for leases assumed
      (included in rental revenue)..............              144              1,068
    Loss (gain) on sales of real estate.........               79             (1,220)
    Depreciation and amortization (including
      discontinued operations)..................           14,322             22,950
    Net equity in loss (income) of
      unconsolidated investments................            7,848             (1,761)
    Minority interests (including discontinued
      operations)...............................           (1,856)             7,221
    Changes in operating assets and liabilities:

      (Increase) decrease in receivables........           (3,656)             2,695
      Decrease (increase) in other assets.......            1,307               (117)
      Increase (decrease) in accrued interest
        payable.................................              504               (724)
      Increase in accrued real estate taxes.....              679              6,510
      (Decrease) increase in accounts payable
        and accrued expenses....................           (2,557)             2,501
      Increase (decrease) in other liabilities..              854               (841)
                                                    --------------------------------------
Net cash provided by operating activities.......            7,706             53,588

Investing activities
Expenditures for real estate and equipment......          (10,151)           (53,364)
Proceeds from sales of real estate..............           68,003             79,321
Increase in restricted cash escrows.............              (43)           (26,922)
Leasing costs...................................           (3,152)            (7,753)
Distributions from unconsolidated entities, net.              219              2,219
                                                    --------------------------------------
Net cash provided by (used in) investing
  activities....................................           54,876             (6,499)

Financing activities
Financing costs.................................                -             (3,120)
Proceeds from mortgages and notes payable.......           67,000            195,000
Repayment of mortgages and notes payable........         (121,991)          (276,056)
Proceeds from construction financing............                -             90,793
Repayment of construction financing.............                -            (60,820)
Dividends paid to Series B - preferred
  shareholders..................................           (2,250)                 -
                                                    --------------------------------------
Net cash used in financing activities...........          (57,241)           (54,203)
                                                    --------------------------------------
Net increase (decrease) in cash and cash
  equivalents...................................            5,341             (7,114)
Cash and cash equivalents at beginning of year..           32,608             15,800
                                                    --------------------------------------
Cash and cash equivalents at end of period......        $  37,949        $     8,686
                                                    ======================================




                           See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

    Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

    We have one primary reportable segment consisting principally of our ongoing ownership and operation of eleven office properties and one industrial property that are located in the Chicago area and leased through operating leases to unrelated third parties. At June 30, 2004, twenty-nine industrial properties, one office property and four land parcels are accounted for as "Held For Sale" and "Discontinued Operations" as of June 30, 2004. Substantially all depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

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

    We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at June 30, 2004 and December 31, 2003. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

3.      Interest Rate Protection Agreements

    On June 30, 2004, our derivative instruments were reported at their fair value as other assets of $26,669, a reduction in investment in unconsolidated entity of $0.8 million and accumulated other comprehensive loss of $1.3 million. We incurred a total comprehensive loss of $4.2 million ($0.18 per weighted average common share) for the three months ended June 30, 2004 and total comprehensive gain of $0.6 million ($0.03 per weighted average common share) for the three months ended June 30, 2003. We incurred a total comprehensive loss of $8.3 million ($0.35 per weighted average common share) for the six months ended June 30, 2004 and total comprehensive gain of $15.9 million ($0.96 per weighted average common share) for the six months ended June 30, 2003.

4.      Income Taxes

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

6.      Properties Held For Sale

    As of June 30, 2004, we have classified certain properties as held for sale, as our Board authorized finalizing a transaction with a potential purchaser. We entered into an agreement to sell the properties on August 2, 2004, subject to satisfaction of certain customary closing conditions. If these conditions are not satisfied the transaction may not close. The sale includes twenty-nine industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana; one of our office properties, consisting of 50,400 square feet, located in Illinois; four land parcels consisting of 128 acres located in Illinois and an additional 74.3 acres of land included as part of our heavy-crane portfolio. Properties held for sale at June 30, 2004 represents our historical cost basis for certain assets related to these properties (dollars in thousands):

         Real estate, net.........................         $     93,539
         Property under development...............               15,957
         Tenant receivables.......................                  956
         Deferred rent receivables................                2,791
         Restricted cash escrows..................                9,574
         Deferred costs, net......................                2,409
         Other....................................                1,041
                                                          --------------
            Properties held for sale..............          $   126,267
                                                          ==============


    In addition, certain liabilities related to these properties at June 30, 2004 have also been reclassified (dollars in thousands):


         Mortgage notes payable related to properties
            held for sale.............................     $    40,404
                                                          ==============
         Bond  payable  related to  properties  held for
         sale.........................................     $    24,900
                                                          ==============
         Accrued real estate taxes....................     $     4,949
         Other liabilities............................           6,917
                                                          --------------
         Liabilities  related to properties
         held forsale.................................     $    11,866
                                                          ==============

    At December 31, 2003, our consolidated balance sheet included comparable assets and liabilities of $128.7 million and $76.7 million, respectively, related to these properties.

7.      Discontinued Operations

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented. At March 31, 2004, we accounted for our 33 West Monroe Street property as "Held For Sale" as we had entered into a contract for sale of the property. However, due to continued significant involvement with the property in the form of a one-year management agreement, which has a six-month cancellation, we did not classify its operations as "Discontinued Operations" in our March 31, 2004 interim financial statements (see Note 9 - Recent Developments for more detail). We subsequently determined that managing this property on a long-term basis is not beneficial and intend to exercise this termination right. Therefore, we have accounted for this property as "Discontinued Operations" for the periods ending June 30, 2004 and prior. Below is a summary of the results of operations of our properties held for sale at June 30, 2004, of our former 33 West Monroe Street property, which was sold in April 2004, and of our former National City Center property, which we sold in 2003.




                                               Three Months Ended      Six Months Ended
                                                    June 30                 June 30
                                            -----------------------------------------------
                                              2004           2003        2004       2003
                                            -----------------------------------------------
                                                        (dollars in thousands)

Rental revenue...........................   $   3,407   $   7,790    $  7,655      $44,444
Tenant reimbursements....................       1,464       2,059       3,308        5,256
Other property income....................         148         547         245        1,089
                                            -----------------------------------------------
  Total revenue..........................       5,019      10,396      11,208       50,789

Property operations......................       1,241       3,025       3,590        7,363
Real estate taxes........................       1,231       3,168       3,472        6,638
Depreciation and amortization............       1,319       2,172       3,398        4,783
Interest:
   Expense...............................       1,017       2,022       2,333        4,131
   Amortization of deferred financing
     costs...............................         108         143         309          238
                                            -----------------------------------------------
  Total expenses.........................       4,916      10,530      13,102       23,153

Income (loss) before (loss) gain on sales
  of real estate and minority interests..         103        (134)     (1,894)      27,636
(Loss) gain on sales of real estate......         (56)      1,220         (56)       1,220
Minority interests.......................         (19)        (94)        214      (11,574)
                                            -----------------------------------------------
Discontinued operations..................   $      28   $     992    $ (1,736)    $ 17,282
                                            ===============================================


8.      Debt Covenants

    The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and, after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans), we have obtained the necessary loan modifications and/or waivers. As of June 30, 2004, we are in compliance with the requirements of all of the financial covenants except for one covenant, for which a waiver was obtained, relating to debt on a property held for sale. Compliance with the above covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurance that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained. Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

9.      Recent Developments

   On April 16, 2004, we sold our 33 West Monroe Street property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations. This property contains 852,075 net rentable square feet and is located in Chicago, Illinois.

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

   Effective as of May 31, 2004, we extended the maturity date of the $5.6 million mortgage note payable secured by 1455 Sequoia Drive, Aurora, Illinois, a property held for sale at June 30, 2004, to August 30, 2004 for a fee of $8,336.

10.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three and six months ended June 30, 2004 and 2003:




                                         Three Months Ended          Six Months Ended
                                              June 30                    June 30
                                      ------------------------- ---------------------------
                                          2004        2003          2004         2003
                                      ------------------------- ---------------------------
Numerator:
  Loss from continuing operations
     before minority interests........ $   (5,972) $    (2,577)  $   (9,834) $   (6,645)
  Minority interests..................      1,043        1,704        1,687       4,353
  Net income allocated to preferred
     distributions....................     (2,250)      (2,250)      (4,500)     (4,500)
                                      -------------------------- ---------------------------
  Loss before loss on sales of real
     estate and discontinued
     operations.......................     (7,179)      (3,123)     (12,647)     (6,792)
  Discontinued operations, net of
     minority interests...............         28          992       (1,736)     17,282
  Loss on sales of real estate, net
     of minority interests............        (61)           -          (79)          -
                                      -------------------------- ---------------------------
  Numerator for earnings per share -
     (loss) income available to
     common shares.................... $   (7,212) $    (2,131) $   (14,462)$    10,490
                                      ========================== ===========================
  Denominator:
  Denominator for basic earnings per
     share - weighted-average common
     shares........................... 23,671,996   17,378,555   23,670,828  16,545,742
  Effect of dilutive securities:
  Employee stock options..............          -            -            -           -
  Nonvested employee stock grants.....          -            -            -       5,898
                                      -------------------------- ---------------------------
  Denominator for diluted earnings
     per share - adjusted
     weighted-average common shares
     and assumed conversions.......... 23,671,996   17,378,555   23,670,828  16,551,640
                                      ========================== ===========================
  Basic and diluted earnings
     available to common shares per
     weighted-average common share
  Loss from continuing operations..... $    (0.30) $     (0.18) $     (0.54)$    (0.41)
  Discontinued operations, net of
     minority interests...............          -         0.06        (0.07)      1.04
  Loss on sales of real estate, net
     of minority interests............          -            -            -          -
                                      -------------------------- ---------------------------
  Net (loss) income available per
     weighted-average common share of
     beneficial interest - basic and
     diluted..........................$     (0.30) $     (0.12)  $     0.63     $(0.61)
                                      ========================= ===========================




    Options to purchase 1,309,827 and 1,449,210 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended June 30, 2004 and 2003, respectively, because the effect would be antidilutive. Options to purchase 1,309,827 and 1,736,288 of our common shares were excluded in the computation of diluted earnings available to common shares for the six months ended June 30, 2004 and 2003, respectively, because the effect would be antidilutive.

    We had nonvested stock grants of 5,898 shares outstanding during the three and six months ended June 30, 2003, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

     We had 3,076,586 and 9,362,655 weighted-average common units outstanding during the three months ended June 30, 2004 and 2003, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had 3,076,586 and 10,195,468 weighted-average common units outstanding during the six months ended June 30, 2004 and 2003, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At June 30, 2004 and 2003, 3,076,586 limited partner common units were exchangeable for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange.

11.     Investments in Unconsolidated Joint Ventures

    We have investments in three joint ventures, which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our joint venture partner also owns a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. As of June 30, 2004, the preferred return had been paid through May 2004. Our interest at June 30, 2004 and December 31, 2003 was a deficit investment of $5.4 million and $5.2 million (included in deficit investment in unconsolidated entity), respectively.

    The following table summarizes our share of various items:



                                    Three Months Ended          Six Months Ended
                                          June 30                   June 30
                                  ------------------------ ---------------------------
                                     2004        2003          2004         2003
                                  ------------------------ ---------------------------
                                                (dollars in thousands)

Operations (included in other
    income) (1) (2) (3)........... $   (1,097)$    1,461    $  (1,382)  $    1,743
Distributions received............          -          -            -       (2,000)
Unrealized losses (included in
  other comprehensive income).....          -        597            -        1,123
Losses reclassified into earnings
  from comprehensive income.......        877         34        1,794           67




(1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million.

(2) Excludes 50% of expense related to the management fee we earned on the property of $0.1 million and $0.2 million for each of the three and six month periods, respectively, ended June 30, 2004 and 2003.

(3) Includes $0.2 million and $0.3 million of income in each of the three and six month periods, respectively, ended June 30, 2004 and 2003 related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at the end of the estimated useful life of the property. The $22.0 million is based on our joint venture partner's contribution of cash at formation for their 50% common interest in the joint venture.

    Bank One Center. We own a 30% subordinated common interest in Dearborn Center, LLC, which owns Bank One Center. Bank One Center is a 1,497,472 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at June 30, 2004 and December 31, 2003 was an equity investment of $35.3 million and $41.6 million, respectively (included in investment in unconsolidated entities). During the periods in 2004, distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.1 million (included in other (expense) income) for the three month period ended June 30, 2004 and $6.2 million for the six month period ended June 30, 2004 representing this allocation plus the actual net loss of the joint venture. This excludes the expense related to the management fee we earned on this property.

      Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 385,274 square foot office building located in Phoenix, Arizona. Our interest at June 30, 2004 and December 31, 2003 was an equity investment of $0.8 million and $1.2 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations was a loss of $334,000 and $3,000 for the three months ended June 30, 2004 and 2003, respectively, and a loss of $248,000 and net income of $17,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in other (expense) income. We received distributions of $0.2 million for each of the six month periods ended June 30, 2004 and 2003.

12.     Stock Based Compensation

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Under the fair value method of accounting per SFAS 123, additional compensation expense for the three and six months ended June 30, 2004 and 2003 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and six months ended June 30, 2004 and 2003 related to options granted under Accounting Principles Board Opinion No. 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):



                                    Three Months Ended          Six Months Ended
                                          June 30                   June 30
                                  ------------------------ ---------------------------
                                     2004        2003          2004         2003
                                  ------------------------ ---------------------------
Additional (reduced) compensation
   expense that would have been
   recognized..................... $      10   $     1      $      20      $     7
Impact per common share - basic
  and diluted.....................         -         -              -            -
Net (loss) income available to
  common shareholders.............    (7,222)   (2,132)       (14,482)      10,483
Net (loss) income available per
  common share - basic and diluted     (0.30)    (0.12)         (0.61)        0.63





13.     Commitments and Contingencies

    Legal. On August 29, 2002, 180 Acquisition Company, LLC ("180 Acquisition") filed a complaint (the "Complaint") against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois (the "180 Interests"), and Jeffrey
A. Patterson, our President and Chief Executive Officer.

    The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois. In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and
(ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We have agreed to settle this matter for a payment of $275,000. We have accrued $220,000 at June 30, 2004, representing the settlement, net of anticipated reimbursements from an insurance carrier.

    We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

    Environmental. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties that are already in remediation programs sponsored by the states in which they are located. Our environmental consultants previously estimated that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in liabilities related to properties held for sale at June 30, 2004 and other liabilities at December 31, 2003) for possible environmental costs. During 1997, The Prime Group, Inc. ("PGI"), the former owner of the above-mentioned industrial properties, initiated lawsuits against a former environmental consultant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In 1998, PGI sued a then current (and now former) tenant of one of the properties in order to force the tenant to submit a hazardous waste closure plan to the Illinois Environmental Protection Agency. In January 2004, the court ruled that the tenant did not have to submit a hazardous waste closure plan under applicable regulations. The litigation against the environmental consultant continues. During the due diligence process in connection with the pending sale of substantially all of our industrial properties, additional environmental contamination was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities resulting in our agreement to establish a $1.25 million environmental escrow at closing in addition to the $3.2 million reserve, mentioned above, for use in remediation. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us.

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

    Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, a member of our Board, ("NAC Contributors") and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. Under these agreements, our Operating Partnership is required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

    The percentage of the above tax liabilities, which our Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. We have not recorded any liability and estimate our maximum possible exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $7.1 million and $2.6 million, respectively, at June 30, 2004.

    PGI has entered into an agreement with our Operating Partnership pursuant to which PGI has agreed to indemnify our Operating Partnership for any amounts paid by our Operating Partnership to the NAC Contributors and/or the IBD Contributors pursuant to such agreement; provided, that PGI is liable to our Operating Partnership for such amounts only to the extent that our Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement).

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

     However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period (a "Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at June 30, 2004 is $53.1 million.

    Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel Investment Group L.L.C. ("Citadel"). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's preexisting lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. The Citadel Reimbursement Obligation includes an estimated nominal gross rental obligation of $71.5 million over the remaining term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability.

    We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.2 million has been received through June 30, 2004. Liabilities for leases assumed at June 30, 2004 include $7.6 million related to the Citadel Reimbursement Obligations.

    In connection with another sublease for 55,494 square feet, we assumed two lease obligations at two Chicago office buildings owned by third parties with gross rental obligations of approximately $2.9 million. In 2003, we paid a lease termination fee on one of the two leases. We have made rental payments on the other lease which have reduced our gross rental obligation on the lease to $1.6 million at June 30, 2004. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    In 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's pre-existing lease at an office building located in downtown Chicago, Illinois. As of June 30, 2004, this lease has a remaining estimated gross rental obligation of approximately $3.2 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $2.0 million in liabilities for leases assumed at June 30, 2004, representing an estimate of our net liability related to this obligation related to the differential between our financial obligation under the pre-existing lease and the expected rent from the tenant under the new lease.

    During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at June 30, 2004 is approximately $7.1 million. At June 30, 2004, we have a net liability of approximately $2.1 million in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

    Income Taxes. The Internal Revenue Service (the "Service") conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 2000 and 1999. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza property, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois (the "1999 Transaction"). On March 13, 2003, the Service issued preliminary reports proposing that the 1999 Transaction constituted the taxable sale of an interest in 77 West Wacker Drive. According to the Service, the nature of the 1999 Transaction required recognition of a long-term capital gain in the approximate amount of $94.6 million, of which approximately $12.1 million would be allocated to us, and the remainder of which would be allocated to the other parties who were partners in our Operating Partnership during the taxable year ended December 31, 1999. The Service's preliminary reports also proposed the imposition of an accuracy-related penalty equal to 20% of the additional tax due in this matter.

      On July 30, 2004, we received notice from the IRS Chicago Office of Appeals that they had completed their review of all years in question and no adjustments are proposed. This matter has now been formally closed by the IRS and no deficiency is due.

      Other. We have a 50% common interest in an unconsolidated real estate joint venture, which owns an office tower located at 77 West Wacker Drive, Chicago, Illinois. On November 10, 1999, the joint venture entered into an interest rate collar agreement with a financial institution for the period from October 1, 2002 through September 30, 2004 for an original notional amount of $157.5 million. The interest rate ceiling under the agreement is based on a LIBOR index rate of 7.75% and the interest floor is based on a LIBOR index rate of 6.10%. All changes in the fiar value of the instrument are marked to market with changes in value included in net income each period until the instrument matures. Our joint venture partner is the guarantor to the counterparties related to these collar agreements. If our joint venture partner, as guarantor, were required to pay either of the counterparties under the terms of the interest rate collar agreements, we would be liable to reimburse the joint venture partner our fifty percent share of any amount paid.

     Our East Chicago Enterprise Center, Chicago Enterprise Center, Arlington Heights Enterprise Center and Hammond Enterprise Center properties serve as collateral for our bonds payable related to property held for sale. Under the terms of a $25.2 million letter of credit facility that provides support for these bonds, we are required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. The Future Lease Value calculation under the letter of credit facility is defined as the annualized Net Operating Income, as defined in the loan documents, as of the determination date, reduced by the greater of (i) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate any time on or before January 2, 2007; or, (ii) 70% of the annualized base rent as of the determination date for each lease scheduled to terminate within 36 months from the determination date; divided by the Amortization Constant, as defined. On August 4, 2003, we amended the terms of the letter of credit facility with respect to the calculation of the cash collateral escrow and agreed that the amount of the cash collateral escrow would be equal to the greater of (i) the difference between $25.2 million and the Future Lease Value, or (ii) $4.0 million. If leases expire and are not renewed or in the event that other tenants in these properties were to default under their leases or have their leases restructured in a way which is not advantageous to us, we may have to fund additional escrow deposits, which amounts may be material. As of June 30, 2004 we had a total of $4.0 million on deposit in the cash collateral escrow.

    Dividends on our Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares") are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. On July 30, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on June 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution, which relates to the first quarter 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. No dividend has been declared or paid for the first two quarters of 2004 or for the last three quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

14.     Subsequent Events

    On July 30, 2004, we distributed $0.5625 per share on our Series "B" Preferred Shares to preferred shareholders of record as of June 30, 2004. Under our charter, this distribution is deemed to be a quarterly distribution that relates to the first quarter 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our preferred shares.

    On August 2, 2004, we entered into an agreement to sell 29 of our industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana; one of our office properties, consisting of 50,400 square feet, located in Illinois; and four land parcels consisting of 128 acres located in Illinois, plus an additional 74.3 acres of land included as part of our heavy-crane portfolio (See Note 6 - Properties Held For Sale).

    Certain of these properties are covered by a tax indemnification agreement (see Note 13 - Commitments and Contingencies). As a result of the sale, we estimate payments under this indemnity in the amount of $3.3 million will be payable to the NAC Contributors and IBD Contributors. We estimate the maximum possible exposure under the indemnity to the NAC Contributors and IBD Contributors related to the properties remaining in our portfolio after the sale to be $3.8 million.

     Net proceeds after repayment of mortgage and bond debt collateralized by the properties, closing costs and the tax indemnity payment described above is estimated to be $44.9 million. In addition, we estimate approximately $9.1 million of restricted cash escrows will be released or credited by the purchaser at closing. We intend to use these proceeds for debt repayment and working capital purposes.

    On August 3, 2004, our Chairman of the Board, Stephen J. Nardi, retired as Chairman. Mr. Nardi will remain on the Board as a non-employee Trustee. Douglas Crocker II, one of our existing Trustees, was appointed Chairman of the Board. In addition, Jeffrey A. Patterson, our existing President and Chief Investment Officer, was named President and Chief Executive Officer. Mr. Crocker will serve as a non-employee and independent Chairman. In connection with Mr. Nardi's resignation, the Board approved a separation allowance for Mr. Nardi of $300,000, representing several months of base salary and accrued bonus.

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

    Our results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and attract new tenants for our vacant and non-renewing space at acceptable economic occupancy and rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings are completed in the next few years, the additional supply may continue to add to the challenge.

     Our management is addressing this challenge by increasing our marketing efforts both through working with the office and industrial brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market. In addition, management has been working to improve our balance sheet in order to increase our liquidity position to enable us to take advantage of leasing opportunities as they arise and, at the same time, lower our overall cost of debt.

    Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased rental and occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the second and first quarters of 2004 and the last three quarters of 2003:




                                                 Portfolio Occupancy
                            June 30,    March 31,   December 31,  September 30,   June 30,
                              2004        2004          2003          2003          2003
                           ----------- ------------ ------------- -------------- -----------
Office                         87.8%       84.7%        86.1%         85.9%          86.0%
Industrial                     79.9        80.2         81.4          77.2           79.9
                           ----------- ------------ ------------- -------------- -----------
Portfolio Total                84.3%       82.6%        83.3%         81.9%          83.2%
                           =========== ============ ============= ============== ===========
Unconsolidated Joint
  Venture Properties           79.0%       77.1%        74.1%         74.2%          75.1%
                           =========== ============ ============= ============== ===========



Critical Accounting Policies

    Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the second quarter of 2004, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended June 30, 2004 to June 30, 2003

    As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operations include real estate taxes and other property operating expenses.

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 11 office properties and one industrial property acquired or placed in service on or prior to January 1, 2003 and owned as of June 30, 2004.



                                          Total Portfolio                           Same Store Portfolio
                             -------------------------------------------   ----------------------------------------
                                                       $          %                                 $         %
(Dollars in thousands)         2004       2003      Change      Change       2004      2003      Change    Change
---------------------------- ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Property revenues            $ 28,191   $ 37,515   $ (9,324)    (24.9)%    $ 28,167  $ 28,309   $   (142)    (0.5)%
Services Company revenues         865        556        309      55.6             -         -          -        -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                29,056     38,071     (9,015)    (23.7)       28,167    28,309       (142)    (0.5)

Property operating expenses    14,197     16,686     (2,489)    (14.9)       14,042    13,512        530      3.9
Depreciation and amortization   5,484      7,790     (2,306)    (29.6)        5,107     5,168        (61)    (1.2)
General and administrative      2,739      2,626        113       4.3             -         -          -        -
Services Company operations       769        607        162      26.7             -         -          -        -
Strategic alternative costs         -        420       (420)   (100.0)            -         -          -        -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                23,189     28,129     (4,940)    (17.6)       19,149    18,680        469      2.5
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Operating income                5,867      9,942     (4,075)    (40.9)        9,018     9,629       (611)    (6.3)
Other (expense) income         (4,212)     1,723     (5,935)   (344.4)            -        -           -        -
Interest:
 Expense                       (7,205)   (13,058)     5,853      44.8        (6,629)  (6,554)        (75)    (1.1)
 Amortization of deferred
   financing costs               (422)    (1,184)       762      64.4          (306)    (458)        152     33.2
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

(Loss) income from continuing
  operations before minority
   interests                   (5,972)    (2,577)    (3,395)   (131.7)     $  2,083  $ 2,617    $   (534)   (20.4)%
                                                                           ========= ========== ========== ========
Minority interests              1,043      1,704       (661)    (38.8)
                             ---------- ---------- ---------- ----------
Loss from continuing
  operations                   (4,929)      (873)    (4,056)   (464.6)
Discontinued operations, net
  of minority interests            28        992       (964)    (97.2)
                             ---------- ---------- ---------- ----------
(Loss) income before loss
  on sales of real estate      (4,901)       119     (5,020)  (4,218.7)
Loss on sales of real estate,
  net of minority interests       (61)         -        (61)      -
                             ---------- ---------- ---------- ----------
Net (loss) income            $ (4,962)  $    119    $(5,081)  (4,269.7)%
                             ========== ========== ========== ==========




    Property Revenues. The decrease of $9.3 million in 2004 property revenues in our total portfolio consists principally of revenues generated in 2003 from Bank One Center which are no longer included in our property revenues, as we sold a 70% common equity interest in this property in October 2003 and now account for our investment on the equity method.

    Property Operating Expenses. The increase of $0.5 million in property operating expenses in the same store portfolio is primarily due to an increase in brokerage salaries expense and an increase in real estate taxes from 2003.

    The decrease of $2.5 million in property operating expenses in our total portfolio consists principally of Bank One Center's operating expenses incurred in 2003 offset by the previously described changes in the same store portfolio.

    Depreciation and Amortization. The decrease of $2.3 million in depreciation and amortization in the total portfolio was attributable primarily to the depreciation and amortization related to Bank One Center in 2003.

    Other (Expense) Income. The decrease in other (expense) income of $5.9 million was primarily due to a $3.1 million loss for the three months ended June 30, 2004 associated with our equity investment in the Bank One Center joint venture. As distributions to our partner in the joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of this allocation plus the actual net loss of the joint venture. In addition, our equity investment in the 77 West Wacker Joint Venture experienced a $1.3 million loss for the three months ended June 30, 2004 compared to a $1.3 million gain for the three months ended June 30, 2003 which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004.

    Interest Expense. The decrease in interest expense of $5.9 million in the total portfolio was primarily due to a $3.8 million decrease in interest as a result of a reduction in debt due to the sale of 70% of our ownership in Bank One Center in October 2003, a $1.9 million decrease due to the retirement of our Security Capital Preferred Growth debt also in 2003, and a decrease of $0.3 million due to the amortization of principal on various other loans offset by an increase of $0.1 million due to the refinancing of our 180 North LaSalle Street property.

    Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $0.8 million in our total portfolio was primarily attributable to a write-off of $0.5 million of previously unamortized financing costs related to the retirement of indebtedness with Security Capital Preferred Growth in 2003 and $0.3 million of amortization of deferred financing costs related to Bank One Center in 2003.

    Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations include the results of operations of our properties held for sale at June 30, 2004, of our 33 West Monroe Street property, which was sold in April 2004, and of our National City Center property, which was sold in 2003. The decrease is primarily due to the gain on sale recorded in 2003 associated with the sale of National City Center.

Results of Operations

Comparison of the six months ended June 30, 2004 to June 30, 2003

    As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operations include real estate taxes and other property operating expenses.

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 11 office properties and one industrial property acquired or placed in service on or prior to January 1, 2003 and owned as of June 30, 2004.


                                         Total Portfolio                          Same Store Portfolio
                             -----------------------------------------   ----------------------------------------
                                                     $          %                                 $         %
(Dollars in thousands)         2004     2003      Change     Change        2004      2003     Change     Change
---------------------------- -------- ---------- ---------- ----------   --------- ---------- ---------- --------
Property revenues            $ 56,425 $ 73,954   $(17,529)    (23.7)%    $ 56,489 $  58,335  $ (1,846)     (3.2)%
Services Company revenues       2,135      922      1,213     131.6             -         -         -         -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- ----------
 Total revenues                58,560   74,876    (16,316)    (21.8)       56,489    58,335    (1,846)     (3.2)

Property operating expenses    28,172   32,451     (4,279)    (13.2)       28,029    27,248       781       2.9
Depreciation and amortization  10,924   15,217     (4,293)    (28.2)       10,179    10,818      (639)     (5.9)
General and administrative      5,218    4,946        272       5.5             -         -         -         -
Services Company operations     2,035    1,167        868      74.4             -         -         -         -
Strategic alternative costs         -      473       (473)   (100.0)            -         -         -         -
                             -------- ---------- ---------- ----------   --------- ---------- ---------- ----------
 Total expenses                46,349   54,254     (7,905)    (14.6)       32,208    38,066       142       0.4
                             -------- ---------- ---------- ----------   --------- ---------- ---------- ----------

Operating income               12,211   20,622     (8,411)    (40.8)       18,281    20,269    (1,988)     (9.8)
Other (expense) income         (6,845)   2,365     (9,210)   (389.4)            -         -         -         -
Interest:
 Expense                      (14,415) (26,920)    12,505      46.5       (13,259)  (13,662)      403       2.9
 Amortization of deferred
   financing costs               (785)  (2,712)     1,927      71.1          (573)   (1,056)      483      45.7
                             -------- ---------- ---------- ----------   --------- ---------- ---------- ----------

(Loss) income from continuing
  operations before minority
   interests                   (9,834)  (6,645)    (3,189)    (48.0)     $  4,449  $  5,551  $  (1,102)   (19.9)%
                                                                         ========= ========== ========== ==========
Minority interests              1,687    4,353     (2,666)    (61.3)
                             -------- ---------- ---------- ----------
Loss from continuing
  operations                   (8,147)  (2,292)    (5,855)   (255.5)
Discontinued operations, net
  of minority interests        (1,736)  17,282    (19,018)   (110.0)
                             -------- ---------- ---------- ----------
Loss income before loss
  on sales of real estate      (9,883)  14,990    (24,873)   (165.9)
Loss on sales of real estate,
  net of minority interests       (79)       -        (79)   (100.0)
                             -------- ---------- ---------- ----------
Net (loss) income             $(9,962) $14,990   $(24,952)   (166.5)%
                             ======== ========== ========== ==========


    Property Revenues. The decrease of $1.8 million in property revenues in the same store portfolio resulted primarily from the expiration, downsizing and termination of leases at various properties ($2.6 million) and the 2003 termination of Arthur Andersen LLP's lease at our IBM Plaza property ($0.9 million). These were offset by the commencement and expansion of leases at various properties ($0.9 million), additional tenant reimbursements due to greater property operating expenses in 2004 ($0.5 million) and lease termination fees received in 2004 ($0.3 million).

    The decrease of $17.5 million in 2004 property revenues in our total portfolio consists principally of the previously described changes in the same store portfolio and revenues generated in 2003 from Bank One Center, which is no longer consolidated into our operations.

    Services Company Revenues. The increase of $1.2 million in Services Company revenues during 2004 was due to increased leasing commission income of $0.9 million and an increase in management fee income of $0.3 million.

    Property Operating Expenses. The increase of $0.8 million in property operating expenses in the same store portfolio is primarily due to an increase in brokerage salaries expense and an increase in real estate taxes.

    The decrease of $4.3 million in property operating expenses in the total portfolio consists principally of Bank One Center's operating expense incurred in 2003, offset by the previously described changes in the same store portfolio.

    Depreciation and Amortization. The decrease of $4.3 million in depreciation and amortization in the total portfolio was attributable primarily to $3.6 million of depreciation and amortization related to Bank One Center in 2003. In addition, in 2003 we recorded a write-off of $0.4 million of unamortized tenant improvement and leasing commissions associated with the Arthur Andersen LLP lease termination at our IBM Plaza property. The latter also accounted for the principal variance in depreciation and amortization for the same store portfolio.

    General and Administrative. The increase of $0.3 million in general and administrative expenses was primarily due to an increase in consulting and professional fees in 2004, principally related to Sarbanes-Oxley compliance and the costs associated with the registration of certain common shares, partially offset by decreases in payroll and related benefits.

    Services Company Operations. The increase of $0.9 million in the Services Company's operating expenses was primarily due to an increase in leasing commissions expense.

    Other (Expense) Income. The decrease in other (expense) income of $9.2 million was primarily due to a $6.2 million loss in 2004 associated with our equity investment in the Bank One Center joint venture. As distributions to our partner in the joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. In addition, our equity investment in the 77 West Wacker Joint Venture experienced a $1.7 million loss in 2004 compared to a $1.4 million gain in 2003 which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004.

    Interest Expense. The decrease in interest expense of $0.4 million in the same store portfolio resulted primarily from a decrease of $0.7 million due to the refinancing of our IBM Plaza property offset by an increase in interest expense of $0.3 million due to the refinancing of our 180 North LaSalle Street property.

    The decrease in interest expense of $12.5 million in the total portfolio was primarily due to a $7.7 million decrease in interest as a result of a reduction in debt due to the sale of 70% of our ownership in Bank One Center, a $3.9 million decrease due to the retirement of our Security Capital Preferred Growth debt, a $0.7 million decrease due to the refinancing of our IBM Plaza property, and a decrease of $0.5 million due to the amortization of principal on various other loans offset by an increase of $0.3 million due to the refinancing of our 180 North LaSalle Street property.

    Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $1.9 million in our total portfolio was primarily attributable to a write-off of $0.5 million of previously unamortized financing costs related to the retirement of indebtedness with Security Capital Preferred Growth in 2003, $0.3 million of amortization of deferred financing costs related to Bank One Center in 2003 and a write-off of $0.2 million of unamortized financing costs associated with debt that was refinanced in 2004.

    Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations include the results of operations of our properties held for sale at June 30, 2004, of our 33 West Monroe Street property, which was sold in April 2004, and of our National City Center property which was sold in 2003. The decrease was primarily due to $30.3 million of lease termination fees associated with the Arthur Andersen LLP lease at our former 33 West Monroe Street property in 2003.

Historical Cash Flows



                                                   Six months ended June 30
                                     -----------------------------------------------------
                                         2004        2003        Change       % Change
                                     -----------------------------------------------------
                                                    (dollars in thousands)
Operating Activities
  Net income (loss)                  $  (9,962)  $  14,990   $   (24,952)        (166.5)%
  Amortization of discount on notes
    payable                                  -         316          (316)        (100.0)
  Amortization of costs for leases
    assumed                                144       1,068          (924)         (86.5)
  Net equity in income of
    unconsolidated investments           7,848      (1,761)        9,609          545.7
  Depreciation and amortization         14,322      22,950        (8,628)         (37.6)
  Loss (gain) on sales of
    real estate                             79      (1,220)        1,299          406.5
  Minority interests                    (1,856)      7,221        (9,077)        (125.7)
  Changes in operating assets
    and liabilities                     (2,869)     10,024       (12,893)        (128.6)
                                     -----------------------------------------------------
Net cash provided by operating
  activities                         $   7,706   $  53,588   $   (45,882)         (85.6)%
                                     =====================================================

Investing Activities
  Expenditures for real estate
    and equipment                    $ (10,151)  $ (53,364)  $    43,213           81.0%
  Proceeds from sales of real
    estate                              68,003      79,321       (11,318)         (14.3)
  Leasing costs                         (3,152)     (7,753)        4,601           59.3
  Restricted cash escrows                  (43)    (26,922)       26,879           99.8
  Distributions from unconsolidated
    entities                               219       2,219        (2,000)         (90.1)
                                     -----------------------------------------------------
Net cash provided by (used in)
  investing activities               $  54,876   $  (6,499)  $    61,375          944.4%
                                     =====================================================
Financing Activities
  Financing costs                    $       -   $  (3,120)  $     3,120          100.0%
  Proceeds from mortgages and notes
    payable                             67,000     195,000      (128,000)         (65.6)
  Repayment of mortgages and notes
    payable                           (121,991)   (276,056)      154,065           55.8
  Proceeds from construction
    financing                                -      90,793       (90,793)        (100.0)
  Repayment of construction
    financing                                -     (60,820)       60,820          100.0
  Dividends paid to Series B
    Preferred Shareholders              (2,250)          -        (2,250)        (100.0)
                                     -----------------------------------------------------
Net cash used in financing
  activities                         $ (57,241)  $ (54,203)  $    (3,038)          (5.6)%
                                     =====================================================




Historical Cash Flows

     Operating Activities. The $45.9 million decrease in net cash provided by operating activities from 2003 was primarily due to:

o a $34.0 million lease termination fee received from Arthur Andersen LLP in 2003;
o a $5.8 million decrease in real estate taxes from 2003 primarily due to the sale of a 70% common equity interest in Bank One Center;
o a $5.1 million decrease in operating expenses from 2003 primarily due to the sales of properties in 2003 and 2004 and the timing of payments of operating expenses compared to 2003;
o $3.3 million of income received in 2003 related to our National City Center property which was sold in June 2003, and
o $1.1 million of income received in 2003 related to Bank One Center. As a result of the sale of a 70% joint venture interest in October 2003, this property is no longer consolidated.

  This decrease was partially offset by:

o a $4.1 million reduction of interest expense payments due to the retirement of our indebtedness with Security Capital Preferred Growth.

    Investing Activities. The $61.4 million increase in net cash provided by (used in) investing activities from 2003 was primarily due to:

o $68.0 million of proceeds from the sale of our 33 West Monroe Street property in April 2004;
o a $33.6 million deposit to restricted cash escrows required by the lender in connection with the February 2003 receipt of lease termination fees from Arthur Andersen LLP lease terminations;
o payments of $13.2 million for tenant improvements primarily associated with our Bank One Center ($9.4 million), 208 South LaSalle Street ($1.5 million) and Continental Towers ($1.5 million) properties, respectively, in 2003;
o $9.9 million of expenditures for real estate and equipment in 2003 primarily related to construction costs for our Bank One Center property;
o a $9.2 million payment to purchase all of our former joint venture partner's interest in the entity that owned Bank One Center in March 2003;
o a $7.0 million contribution to the escrow associated with the Citadel Reimbursement Obligation as a result of the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o payments of $6.4 million for assumed lease liabilities primarily associated with the Citadel Reimbursement Obligation ($5.3 million) in 2003;
o a $4.6 million contribution of escrowed funds in 2003 net of payments of real estate taxes;
o payments of $4.4 million for building improvements associated with several of our properties in 2003;
o a $3.4 million release of escrowed funds in payment of real estate taxes in 2004 net of contributions;
o payments of $2.2 million for leasing commissions primarily associated with our Bank One Center property in 2003;
o a $1.0 million receipt from our former joint venture partner in the entity that owned Bank One Center in March 2003 in payment of a loan previously made to them by us;
o a $0.8 million release of escrowed funds associated with tenant improvements at our 343 Carol Lane property in 2004, and
o a $0.4 million release of escrowed funds associated with repairs performed at our IBM Plaza property in 2004.

  This increase was partially offset by:

o $79.3 million of proceeds from the sale of our National City Center property in June 2003;
o a $14.5 million payment of accrued interest associated with the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o payments of $7.5 million for tenant improvements primarily associated with our Continental Towers ($4.4 million), former 33 West Monroe Street ($1.8 million) and 180 North LaSalle Street ($1.0 million) properties, respectively, in 2004;
o a $7.0 million release of escrowed funds associated with reducing debt secured by our former 33 West Monroe Street property in 2003;
o a $3.2 million decrease in escrowed funds in conjunction with the refinancing of the mezzanine loan for our Bank One Center property in 2003;
o a $3.1 million decrease in the construction escrow associated with our Bank One Center property in 2003;
o a $2.9 million release of escrowed funds in 2003 to fund the operating deficit associated with our former 33 West Monroe Street property;
o payments of $2.5 million for building improvements associated with several of our properties in 2004;
o    net payments of $2.1 million for assumed lease liabilities in 2004;
o    a $2.0 million  distribution from the 77 West Wacker Drive joint venture in
     2003;
o a $1.9 million increase in restricted cash management accounts for our IBM Plaza and 180 North LaSalle Street properties associated with the payment of monthly debt service, escrow requirements and operating costs in 2004;
o a $1.5 million increase in escrowed funds in conjunction with the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004;
o payments of $1.1 million for leasing commissions associated with several of our properties in 2004;
o a $1.0 million release of escrowed funds associated with tenant improvements at our Continental Towers property in 2003;
o a $0.9 million funding to an escrow associated with the remaining tenant improvements at our former 33 West Monroe Street property in 2004, and
o a $0.8 funding to an escrow established in 2004 related to our IBM Plaza property.

     Financing Activities. The $3.0 million decrease in net cash used in financing activities from 2003 was primarily due to:

o a repayment of mortgage payable of $59.3 secured by our former 33 West Monroe Street property with the proceeds from the sale of the property in April 2004;
o net proceeds of $17.9 million from the refinancing of the senior mortgage and mezzanine loans for our IBM Plaza property in 2003;
o proceeds of $15.8 million from construction financing associated with our Bank One Center property in 2003;
o net proceeds of $14.2 million from the refinancing of the construction related mezzanine loan for our Bank One Center property in 2003;
o    principal amortization payments in 2004 of $2.7 million, and
o a payment of $2.3 million of dividends to the Series B Preferred shareholders in April 2004.

  This decrease was partially offset by:

o a repayment of mortgage payable of $71.8 million secured by our National City Center property with the proceeds from the sale of the property in June 2003;
o principal payments of $17.3 million in 2003 on our indebtedness with Security Capital Preferred Growth;
o net proceeds of $7.0 million from the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004;
o a repayment of mortgage payable of $7.0 million secured by our former 33 West Monroe Street property in 2003 as the result of the application of previously escrowed funds;
o $3.1 million of financing costs paid in 2003 primarily associated with the refinancing of the mortgage and mezzanine loans for our IBM Plaza property, and
o    principal amortization payments in 2003 of $2.9 million.

Liquidity and Capital Resources

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

    Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions and service our debt and other long-term liabilities. Net cash provided from operations represents our primary source of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

     In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. On July 30, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on June 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution related to the first quarter of 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the first quarter 2003 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions. We currently do not anticipate declaring or paying distributions on our common shares/units for 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. After payment of the first quarter 2003 Series B Shares' distribution on July 30, 2004, we are in arrears for five quarters of Series B Share distributions for a total of $11.3 million. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2004 to comply with the annual REIT distribution requirements.

     On August 2, 2004, we entered into an agreement to sell 29 of our industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana; one of our office properties, consisting of 50,400 square feet, located in Illinois; and four land parcels consisting of 128 acres located in Illinois. Net proceeds of this sale are anticipated to be utilized to repay debt and provide additional working capital and liquidity.

    We can give no assurances that if this or any other capital transactions are completed on terms favorable to us or otherwise pursuant to our pursuit of strategic alternatives, distributions on our common shares and common units will be resumed either during 2004 or thereafter, or that we will be able to pay future distributions on our Series B Shares.

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

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. As of June 30, 2004, we are in compliance with the requirements of all of the financial covenants except for one covenant, for which a waiver was obtained, relating to debt on a property held for sale. Compliance with the above covenants for the remainder of 2004 is highly dependent on our financial results (including but not limited to a failure of one or more of our significant tenants to pay rent when due) and could be impacted by future capital events such as asset sales, debt refinancings and new debt or equity transactions. There can be no assurances that our financial results will be sufficient to enable us to meet these covenants in the future and, if we do not meet a covenant, whether appropriate loan modifications or waivers can be obtained.

    At June 30, 2004, we had $28.8 million of outstanding debt maturing in the remainder of 2004, consisting of $5.6 million maturing in August 2004 secured by our 1455 Sequoia Drive property and $23.2 million maturing in November 2004 secured by our 180 North LaSalle Street, 208 South LaSalle Street and Jorie Plaza properties. We are in discussions with the two existing lenders with respect to extensions or refinancing of the maturing indebtedness. If the necessary extensions or refinancings are not consummated with the existing lenders, we may have discussions with other lending sources. In addition, if we consummate a sale of our industrial properties and certain land parcels, we may use a portion of the proceeds to repay a portion or all of the outstanding balances of these loans. If this indebtedness is not extended, or repaid, the lenders' default remedies may hinder our ability to meet financial loan covenants and could result in cross-defaults under certain of our other loans. There can be no assurances as to our ability to obtain funds necessary for the refinancing of these maturing debts.

    Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our common shareholders.

    The following tables disclose our contractual obligations and commercial commitments as of June 30, 2004:



                                                         Payments Due by Period
                                                         (dollars in thousands)
                                               --------------------------------------------
                                                Less Than    1 - 3      3 - 5   More Than
    Contractual Obligations(A)        Total      1 Year      Years      Years    5 Years
-------------------------------------------------------------------------------------------
Mortgages and notes payable (B)     $  492,929 $   30,904 $ 210,431 $   51,249 $  200,345
Bonds payable(C)                        24,900         -          -     24,900          -
Capital lease obligations                  127       127          -          -          -
Operating leases                         3,358       614      1,172        298      1,274
Tenant improvement allowances (D)        4,796     4,796          -          -          -
Liabilities for leases assumed and
  lease reimbursement obligations(E)    81,793     7,539     22,718     18,092     33,444
Loan exit fees                             313       313          -          -          -
                                  --------------------------------------------------------
Total contractual cash
   obligations                      $  608,216 $  44,293  $ 234,321 $   94,539 $  235,063
                                   ========================================================


(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

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

(D) We have escrows of $3.3 million that may be utilized to fund a portion of these obligations.

(E) These obligations would be offset by any receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $63.9 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $11.5 million to fund a portion of this contractual amount.



                                                           Amount of Commitment
                                                           Expiration Per Period
                                                          (dollars in thousands)
                                                 -------- ---------- ---------- -----------
              Other                   Total        Less                             More
           Commercial                Amounts       Than 1    1 - 3      3 - 5       Than
           Commitments              Committed       Year     Years      Years     5 Years
---------------------------------- ------------- -------- ---------- ---------- -----------
Standby letters of credit          $  25,241     $     -  $      -   $ 25,241   $       -
Guarantees (A)                         5,156         300     1,200      1,200       2,456
Unconsolidated joint ventures (B)    161,526       3,158     2,331      4,373     151,664
Tax indemnifications (C)              62,792         (C)       (C)        (C)         (C)
Series B preferred shares (D)            (D)      18,000    18,000     18,000         (D)
                                   ------------- -------- ---------- ---------- -----------
Total commercial commitments       $ 254,715     $21,458  $  21,531  $  48,814  $ 154,120
                                   ============= ======== ========== ========== ===========


(A) Included is a guarantee for $8.0 million net of $4.4 million which has been funded as of June 30, 2004 to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

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

    We also have a 30.0% subordinated interest in a real estate joint venture, accounted for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $251.2 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

    In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $24.1 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $62.8 million if all remaining indemnity properties had been sold as of June 30, 2004. For $9.7 million of this exposure, the percentage of the tax liabilities, which our Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines by 10% each year thereafter until December 31, 2007. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. No dividend has been declared or paid for the first two quarters of 2004 or for the last three quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million.

   Property Sales. On April 16, 2004, we sold our 33 West Monroe Street property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations.

   Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million from the sale. During the fourth quarter of 2003, we recorded an asset impairment of $43.4 million related to this property. After reflecting this impairment, our sale of this property occurred at its approximate book value.

    Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid distributions. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

    Our Board  suspended  the payment of dividends  for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. On July 30, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on June 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution which relates to the first quarter 2003 distribution period, the earliest accrued but unpaid quarterly distributions on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the first quarter 2003 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. After payment of the first quarter 2003 Series B distribution on July 30, 2004, we are in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

    Indebtedness. Our aggregate indebtedness was $517.8 million at June 30, 2004. This indebtedness had a weighted average maturity of 3.45 years and bore interest at a weighted average interest rate of 6.21% per annum. At June 30, 2004, $265.2 million, or 51.2%, bore interest at a fixed rate, and $252.6 million, or 48.8% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $252.6 million of variable rate debt, $218.2 million was subject to various interest rate cap agreements.

   Prior to the closing of the sale of the 33 West Monroe Street property, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to the property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we (i) funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may incur in the future relating to the mezzanine loan and (ii) agreed to maintain unrestricted cash balances and line of credit availability at the end of each calendar quarter equal to the outstanding principal amount of the mezzanine loan. The escrow will be released in the future in the event the mezzanine loan is either repaid in full or its term is extended beyond November 15, 2009.



     Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

                                        Notional
                                         Amount
                                         as of        Capped
                                        June 30,      LIBOR      Effective    Expiration
        Loan Associated with              2004         Rate         Date         Date
------------------------------------- ------------- ----------- ------------- ------------

33 West Monroe Street
  First Mortgage Loan (1)           $  65,875,000      6.50%      1/31/03      10/31/04
Jorie Plaza & 208 South LaSalle
  Street Mezzanine Loan                11,900,000      7.50       7/01/03      11/15/04
180 North LaSalle Street
  Mezzanine Loan (2)                   11,300,000      4.50      11/15/03      11/15/04
IBM Plaza
  First Mortgage/Mezzanine Loans      195,000,000      6.60       2/21/03       3/15/06




(1) The original notional amount of this interest rate cap was $67.0 million. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge and has been marked-to-market through earnings. On April 16, 2004, simultaneous with the sale of the 33 West Monroe Street property, the remaining principal balance of this loan was repaid and the remainder of the interest rate cap was de-designated as a cash flow hedge and will be marked-to-market through earnings each period. The impact of the change in value for the three months ended June 30, 2004 was nominal.

(2) Prior to the closing on the sale of the 33 West Monroe Street property, the collateral for the mezzanine loan hedged by this derivative was replaced with our 180 North LaSalle Street property.

    No amounts were received under the terms of the interest rate protection agreements in 2004 and 2003.

    Debt Repayments. We used $59.3 million of the net proceeds from the sale of the 33 West Monroe Street property to retire the first mortgage debt secured by the property. In addition, scheduled principal payments were made on other loans totaling $1.3 million, bringing the total debt repaid for the three months ended June 30, 2004 to $60.6 million.

    Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During the years ended December 31, 2003 and 2002, our tenant improvements and leasing commissions averaged $37.75 and $26.94, respectively, per square foot of newly-leased office space totaling 427,756 and 70,969 square feet, respectively; $16.85 and $13.18, respectively, per square foot of office leases renewed by existing tenants, totaling 303,965 and 277,248 square feet, respectively; and $1.78 and $0.00, respectively, per square foot of newly-leased industrial space totaling 215,267 and 154,275 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. For the six months ended June 30, 2004, we incurred $1.2 million of capital improvement expenditures, and we are budgeting over $1.6 million of capital expenditures for the remainder of 2004.

Off - Balance Sheet Arrangements

    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in any unconsolidated SPE transactions.

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

    The following  table  represents  the unaudited GAAP  Reconciliation  of Net
(Loss) Income to Funds from Operations for the three and six months ended June 30, 2004 and 2003:



                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
                                          --------------------------------------------
                                             2004       2003        2004      2003
                                          --------------------------------------------
                                                    (dollars in thousands)

Net (loss) income (1)...................... $  (4,962) $     119   $ (9,962) $ 14,990
Adjustments to reconcile to Funds from
    Operations available to common
    shareholders:
  Real estate depreciation and
    amortization...........................     5,149      7,442     10,257    14,508
  Amortization of costs for leases assumed.        72        748        144     1,068
  Joint venture adjustments................     4,490        871      8,878     1,725
  Loss on sale of operating property, net
    of minority interest...................       117          -        135         -
  Adjustment for discontinued
    operations (2).........................     1,394      1,046      3,240    15,137
  Minority interests.......................    (1,043)    (1,704)    (1,687)   (4,353)
  Income allocated to preferred
    shareholders...........................    (2,250)    (2,250)    (4,500)   (4,500)
                                            --------------------------------------------
 Funds from Operations available to
  common shareholders (1).................. $   2,967  $   6,272   $  6,505  $ 38,575
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

(2) In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," net income and gain/loss on sales of real estate for properties sold are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

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

    As of June 30, 2004, $252.6 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $218.2 million subject to various interest rate cap agreements. Inflation, and its impact on interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2004. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.




                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                  2004      2005     2006      2007      2008   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)

Liabilities
Mortgage notes payable:
Fixed rate amount...........    $  2.1       $6.7  $    4.8   $  5.1     $46.2    $200.3   $ 265.2
Weighted-average interest
  rate (1)..................       7.04%      7.15%     7.05%    7.06%     7.16%     7.00%

Variable rate amount........     $28.8       $3.9    $195.0         -         -         -  $ 227.7
Weighted-average interest
  rate (1)..................       7.29%      5.00%     5.03%       -         -         -

Bonds payable:
Variable rate amount (2)....          -          -         -  $ 24.9          -         -  $  24.9
Weighted-average interest
  rate(1)...................          -          -         -     3.49%        -         -

Interest rate cap
  agreements (1):
Notional amount.............     $89.1           -   $195.0        -          -         -  $ 284.1
Cap rate....................       6.38%         -      6.60%      -          -         -


(1) Based upon the rates in effect at June 30, 2004, the weighted-average interest rates on our mortgage notes payable and bonds payable at June 30, 2004 were 6.24% and 3.49%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $0.9 million. The maturity date of January 5, 2013 for the senior loan on our Continental Towers office property is contingent upon execution of the Reset Amendment on or before April 30, 2005, which may increase the interest rate on the loan beyond the current rate of 7.22% as described in the Promissory Note and Subordination and Intercreditor Agreement. If the reset terms are not acceptable to us, the loan may be repaid without penalty.

(2) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007.

Item 4. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by of this quarterly report on Form 10-Q, which was conducted with the participation of our Chief Executive Officer and our Chief Financial Officer, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

    On August 29, 2002, "180 Acquisition" filed a complaint against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois, and Jeffrey A. Patterson, our President and Chief Executive Officer. The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois.

    In the Complaint, 180 Acquisition alleges that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We have agreed to settle this matter for a payment of $275,000. We have accrued $220,000 representing the settlement, net of anticipated reimbursements from an insurance carrier.

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

    On July 30, 2004, we received notice from the IRS Chicago Office of Appeals that they had completed their review of all years in question and no adjustments are proposed. This matter has now been formally closed by the IRS and no deficiency is due.

    On or about April 23, 2004, Winstar Communications, LLC and Winstar of New York LLC ("Winstar") brought suit against a number of commercial real estate companies and a trade association, the Building Owners and Managers Association of New York ("BOMA") in the United States District Court for the Southern District of New York. The suit asserts claims for certain alleged violations of federal and state antitrust laws and a declaratory judgment that the defendants are precluded from terminating Winstar's building access or interfering with Winstar's communications operations until Winstar is permitted to lawfully discontinue service. The suit seeks damages, attorney's fees, and a declaratory judgment. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to charge Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants' commercial real estate properties. We are not a named defendant in this litigation, but Winstar is attempting to have certified a class action of defendants consisting of all companies having agreements with Winstar for access to buildings and Winstar has identified us as a member of that defendant class. In separate correspondence to us, Winstar has alleged potential damages in excess of $2 billion against the defendant class.

    Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of, or estimate a range of potential loss associated with, this litigation. We dispute the plaintiffs' claims. While we believe that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility of a material adverse impact on our financial condition and results of operations when the matter is resolved.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on June 4, 2004. At the meeting, shareholders voted on (i) the re-election of two trustees for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as our independent auditors for 2004. Voting on each such matter was as follows:

                                 Votes        Votes      Withheld/     Broker
                                  For        Against    Abstentions  Non-Votes
 ----------------------------- ----------- ------------ ------------ -----------
 Re-election of Trustees:
 o   Jacque M. Ducharme        13,575,157  5,246,698           -          -
 o   Daniel A. Lupiani         17,560,155  1,261,700           -          -
 Ratification of Auditors:     18,619,740    193,860       8,255          -

The term of office of each of Stephen J. Nardi, Ray H. D'Ardenne, Christopher J. Nassetta and Douglas Crocker II continued after the meeting and will expire at the Annual Meeting of Shareholders to be held in 2005, 2005, 2006 and 2006, respectively.


Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

(a) Exhibits:

                12.1 Computation of ratios of earnings to combined fixed charges and preferred shares distributions.

                31.1 Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

                31.2 Rule 13a-14(a) Certification of Richard M. FitzPatrick, Chief Financial Officer of Registrant.

                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

                32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Richard M. FitzPatrick, Executive Vice President and Chief Financial Officer of Registrant.

               DESCRIPTION

               Reports on Form 8-K:

               We filed the following reports on Form 8-K during the second quarter of 2004:

               Form 8-K dated April 19, 2004 (filed April 20, 2004, File No. 13589), relating to the closing of the sale of our 33 West Monroe Street property.

               Form 8-K dated May 6, 2004 (filed May 7, 2004, File No. 13589), announcing our consolidated financial results and certain supplemental information pursuant to Item 12, Results of Operations and Financial Condition, and under Item 9, Regulation FD Disclosure in accordance with the Securities and Exchange
               Commission's interim filing guidance set forth in Release No. 34-47583.

               Form 8-K dated May 20, 2004 (filed May 21, 2004, File No. 13589), relating to our filing a registration statement on Form S-11 covering the resale of our common shares held by Vornado PS L.L.C., Cadim Acquisition, LLC and certain other shareholders.

               Form 8-K dated June 7, 2004 (filed June 8, 2004, File No. 13589) announcing the declaration by our Board of Trustees of a distribution on our Series B Preferred Shares to shareholders of record as of June 30, 2004.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIME GROUP REALTY TRUST

                                  Registrant

Date:      August 6, 2004         /s/ Richard M. FitzPatrick
                                  --------------------------
                                  Richard M. FitzPatrick
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                   Financial Officer of the Registrant)

                                                                    Exhibit 12.1
                            Prime Group Realty Trust
             Statements Regarding Computation of Ratios of Earnings
           to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                                 Three Months ended    Six Months ended
                                                      June 30               June 30
                                                -------------------------------------------
Earnings (1):                                      2004      2003       2004       2003
                                                -------------------------------------------
 Loss from continuing operations before
    minority interest per  the consolidated
    financial statements.....................   $  (5,972) $ (2,577) $  (9,834) $  (6,645)
 Interest expense............................       7,205    13,058     14,415     26,920
 Amortization of debt issuance costs.........         422     1,184        785      2,712
                                                -------------------------------------------
 Earnings....................................   $   1,655  $ 11,665  $   5,366  $  22,987
                                                ===========================================

Fixed Charges (1):
 Interest expense............................   $   7,205  $ 13,058  $  14,415  $  26,920
 Capitalization of interest expense..........           -       876          -      2,831
 Amortization of debt issuance costs.........         422     1,184        785      2,712
 Preferred share distributions...............       2,250     2,250      4,500      4,500
                                                -------------------------------------------
 Total fixed charges.........................   $   9,877  $ 17,368  $  19,700  $  36,963
                                                ===========================================
 Ratio of earnings to combined fixed charges
    and preferred share distributions........   $       -  $      -  $       -  $       -
                                                ===========================================
 Deficit of earnings to combined fixed charges
    and preferred share distributions........   $  (8,222) $ (5,703) $ (14,334) $ (13,976)
                                                ===========================================
 Funds from Operations (1):
 Funds from operations.......................   $   2,967  $  6,272  $   6,505  $  38,575
 Interest expense............................       7,205    13,058     14,415     26,920
 Amortization of debt issuance costs.........         422     1,184        785      2,712
                                                -------------------------------------------
 Adjusted funds from operations..............   $  10,594  $ 20,514  $  21,705  $  68,207
                                                ===========================================
 Fixed Charges (1):
 Interest expense............................   $   7,205  $ 13,058  $  14,415  $  26,920
 Capitalization of interest expense..........           -       876          -      2,831
 Amortization of debt issuance costs.........         422     1,184        785      2,712
 Preferred share distributions...............       2,250     2,250      4,500      4,500
                                                -------------------------------------------
 Total fixed charges.........................   $   9,877  $ 17,368  $  19,700  $  36,963
                                                ===========================================
 Ratio of funds from operations to combined
    fixed charges and preferred share
    distributions............................        1.07      1.18       1.10       1.85
                                                ===========================================
 Excess of funds from operations to combined
    fixed charges and preferred share
    distributions............................   $     717  $  3,146  $   2,005  $  31,244
                                                ===========================================




(1) Information for the three and six months ended June 30, 2003 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2004 and 2003 from continuing operations to discontinued operations.