Form 10-Q
period 2004-09-30
PRIME GROUP REALTY TRUST
filed 2004-11-05
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

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

        On November 3, 2004, 23,681,371 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX



Part I:    FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements (Unaudited)                  PAGE

           Consolidated Balance Sheets as of September 30, 2004
               and December 31, 2003                                        4

           Consolidated Statements of Operations for the
               Three Months Ended September 30, 2004 and 2003               5

           Consolidated Statements of Operations for the
               Nine Months Ended September 30, 2004 and 2003                6

           Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2004 and 2003                7

           Notes to Consolidated Financial Statements                       9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           20

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                   38

Item 4.    Controls and Procedures                                         39

Part II:   Other Information

Item 1.    Legal Proceedings                                               40
Item 2.    Changes in Securities, and Use of Proceeds and
             Issuer Purchases of Equity Securities                         41
Item 3.    Defaults Upon Senior Securities                                 41
Item 4.    Submission of Matters to a Vote of Security Holders             41
Item 5.    Other Information                                               41
Item 6.    Exhibits and Reports on Form 8-K                                42

Signatures                                                                 44

Forward-Looking Statements

    This Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risk that we may be unable to finance our short-term operational activities; risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2004.

Among the matters about which we have made assumptions are the following:


o future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;

o    the extent of any tenant bankruptcies or defaults that may occur;

o    inability to renew existing tenant leases;

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

ITEM I:  Financial Statements

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (Unaudited)


                                                                September 30    December 31
                                                                    2004            2003
                                                              ---------------------------------

Assets
Real estate, at cost:
  Land......................................................   $    123,780    $    146,805
  Building and improvements.................................        493,369         624,745
  Tenant improvements.......................................         58,487          85,153
  Furniture, fixtures and equipment.........................          9,889          10,318
                                                              ---------------------------------
                                                                    685,525         867,021
  Accumulated depreciation..................................       (102,522)       (129,381)
                                                              ---------------------------------
                                                                    583,003         737,640
  Property held for development.............................          1,588          18,955
                                                              ---------------------------------
                                                                    584,591         756,595

Properties held for sale....................................        125,999               -
Investments in unconsolidated entities......................         33,078          42,778
Cash and cash equivalents...................................         37,772          32,608
Receivables, net of allowance of $1,868 and $852 at
  September 30, 2004 and December 31, 2003, respectively:
    Tenant..................................................          1,283           2,031
    Deferred rent...........................................         18,446          19,758
    Other...................................................          2,263             410
Restricted cash escrows.....................................         44,560          69,890
Deferred costs, net.........................................         16,024          21,079
Other.......................................................          1,476           3,632
                                                              ---------------------------------
Total assets................................................   $    865,492    $    948,781
                                                              =================================

Liabilities and Shareholders' Equity
Mortgages and notes payable.................................   $    451,309    $    547,920
Mortgages notes payable related to properties held for sale.         40,275               -
Bonds payable...............................................              -          24,900
Bonds payable related to properties held for sale...........         24,900               -
Liabilities related to properties held for sale.............         11,650               -
Accrued interest payable....................................          2,053           1,719
Accrued real estate taxes...................................         31,830          31,629
Accrued tenant improvement allowances.......................          2,633          10,973
Accounts payable and accrued expenses.......................          8,456          13,067
Liabilities for leases assumed..............................         10,761          13,792
Deficit investment in unconsolidated entity.................          4,988           5,168
Dividends payable...........................................          2,250               -
Other.......................................................          8,883          14,472
                                                              ---------------------------------
Total liabilities...........................................        599,988         663,640
Minority interests:
  Operating Partnership.....................................         19,290          21,803
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
    authorized:
    Series B - Cumulative Redeemable Preferred Shares,
    4,000,000 shares designated, issued and outstanding.....             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized; 23,681,371 and 23,670,522 shares issued
    and outstanding at September 30, 2004 and
    December 31, 2003, respectively.........................            236             236
  Additional paid-in capital................................        381,273         381,273
  Accumulated other comprehensive loss......................           (479)         (2,917)
  Distributions in excess of earnings.......................       (134,856)       (115,294)
                                                              ---------------------------------
Total shareholders' equity..................................        246,214         263,338
                                                              ---------------------------------
Total liabilities and shareholders' equity..................  $     865,492     $   948,781
                                                              =================================



                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months ended
                                                                September 30
                                                           2004               2003
                                                    --------------------------------------

Revenue:
Rental............................................. $      16,634       $     23,201
Tenant reimbursements..............................        10,463             14,486
Other property revenues............................         1,018              1,231
Services Company revenue...........................           817              1,235
                                                    --------------------------------------
Total revenue......................................        28,932             40,153

Expenses:
Property operations................................         7,728              9,910
Real estate taxes..................................         5,410              6,944
Depreciation and amortization......................         5,353              7,710
General and administrative.........................         2,507              2,558
Severance costs....................................           337                  -
Services Company expenses..........................           909              1,081
Provision for asset impairment.....................             -                900
Strategic alternative costs........................         1,316                  7
                                                    --------------------------------------
Total expenses.....................................        23,560             29,110
                                                    --------------------------------------

Operating income...................................         5,372             11,043
Other (expense) income.............................        (2,910)               366
Interest:
  Expense..........................................        (7,271)           (12,596)
  Amortization of deferred financing costs.........          (456)              (883)
                                                    --------------------------------------
Loss from continuing operations before minority
  interests........................................        (5,265)            (2,070)
Minority interests.................................           805                502
                                                    --------------------------------------
Loss from continuing operations....................        (4,460)            (1,568)
Discontinued operations, net of minority
  interests of $(193) and $300 in
  2004 and 2003, respectively......................         1,628             (2,308)
                                                    --------------------------------------
Loss before loss on sales of real estate...........        (2,832)            (3,876)
Loss on sales of real estate, net of minority
  interests of $2 in 2004..........................           (17)                 -
                                                    --------------------------------------
Net loss...........................................        (2,849)            (3,876)
Net income allocated to preferred shareholders.....        (2,250)            (2,250)
                                                    --------------------------------------
Net loss available to common shareholders.......... $      (5,099)      $     (6,126)
                                                    ======================================
Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders........................... $       (0.28)      $      (0.16)
Discontinued operations, net of minority interests.          0.06              (0.10)
Loss on sales of real estate, net of minority
  interests........................................             -                  -
                                                    --------------------------------------
Net loss available per weighted-average common
  share of beneficial interest -basic and diluted.. $       (0.22)      $      (0.26)
                                                    ======================================




                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                              Nine Months ended
                                                                September 30
                                                           2004               2003
                                                    --------------------------------------

Revenue:
Rental............................................. $      49,110     $       68,956
Tenant reimbursements..............................        32,516             40,246
Other property revenues............................         2,914              3,670
Services Company revenue...........................         2,952              2,157
                                                    --------------------------------------
Total revenue......................................        87,492            115,029

Expenses:
Property operations................................        23,187             27,114
Real estate taxes..................................        18,123             22,191
Depreciation and amortization......................        16,277             22,927
General and administrative.........................         7,725              7,504
Severance costs....................................           337                  -
Services Company expenses..........................         2,944              2,248
Provision for asset impairment.....................             -                900
Strategic alternative costs........................         1,316                480
                                                    --------------------------------------
Total expenses.....................................        69,909             83,364
                                                    --------------------------------------

Operating income...................................        17,583             31,665
Other (expense) income.............................        (9,755)             2,731
Interest:
  Expense..........................................       (21,686)           (39,516)
  Amortization of deferred financing costs.........        (1,241)            (3,595)
                                                    --------------------------------------
Loss from continuing operations before minority
  interests........................................       (15,099)            (8,715)
Minority interests.................................         2,492              4,855
                                                    --------------------------------------
Loss from continuing operations....................       (12,607)            (3,860)
Discontinued operations, net of minority interests
  of $21 and $(11,274) in 2004 and 2003,
  respectively.....................................          (108)            14,974
                                                    --------------------------------------
(Loss) income before loss on sales of real estate..       (12,715)            11,114
Loss on sales of real estate, net of minority
  interests of $11 in 2004.........................           (96)                 -
                                                    --------------------------------------
Net (loss) income..................................       (12,811)            11,114
Net income allocated to preferred shareholders.....        (6,750)            (6,750)
                                                    --------------------------------------
Net (loss) income available to common shareholders. $     (19,561)     $       4,364
                                                    ======================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations, net of minority
  interests and the allocation of net income to
  preferred shareholders........................... $       (0.82)     $      (0.56)
Discontinued operations, net of minority interests.         (0.01)             0.79
Loss on sales of real estate, net of minority
  interests........................................             -                 -
                                                    --------------------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest -basic and
  diluted.......................................... $       (0.83)     $       0.23
                                                    ======================================



                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                              Nine Months ended
                                                                September 30
                                                           2004               2003
                                                    --------------------------------------

Operating activities
Net (loss) income...............................      $   (12,811)       $    11,114
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Amortization of discount on notes payable...                -                343
    Amortization of costs for leases assumed
      (included in rental revenue)..............              216              1,742
    Loss (gain) on sales of real estate.........               43             (1,220)
    Depreciation and amortization (including
      discontinued operations)..................           19,675             33,683
    Provision for asset impairment..............                -                900
    Net equity in loss (income) of
      unconsolidated investments................           11,297             (1,891)
    Minority interests (including discontinued
      operations)...............................           (2,513)             6,419
    Changes in operating assets and liabilities:
      Increase in receivables...................           (3,852)            (1,575)
      Decrease in other assets..................            1,980                431
      Increase in accrued interest payable......              558              1,511
      Increase in accrued real estate taxes.....            5,543                184
      (Decrease) increase in accounts payable
        and accrued expenses....................           (2,031)             1,857
      Increase in other liabilities.............              139                973
                                                    --------------------------------------
Net cash provided by operating activities.......           18,244             54,471

Investing activities
Expenditures for real estate and equipment......          (12,975)           (67,449)
Proceeds received under environmental
  indemnification...............................            1,250                  -
Proceeds from sales of real estate..............           68,003             79,321
Increase in restricted cash escrows.............           (3,894)           (14,634)
Leasing costs...................................           (4,847)            (9,864)
Distributions from unconsolidated entities, net.              219              2,219
                                                    --------------------------------------
Net cash provided by (used in) investing
  activities....................................           47,756            (10,407)

Financing activities
Financing costs.................................                -             (4,569)
Proceeds from mortgages and notes payable.......           67,000            195,000
Repayment of mortgages and notes payable........         (123,336)          (277,136)
Proceeds from construction financing............                -             98,072
Repayment of construction financing.............                -            (61,737)
Dividends paid to Series B - preferred
  shareholders..................................           (4,500)                 -
                                                    --------------------------------------
Net cash used in financing activities...........          (60,836)           (50,370)
                                                    --------------------------------------
Net increase (decrease) in cash and cash
  equivalents...................................            5,164             (6,306)
Cash and cash equivalents at beginning of period           32,608             15,800
                                                    --------------------------------------
Cash and cash equivalents at end of period......    $      37,772        $     9,494
                                                    ======================================





                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                   (continued)

    During the nine months ended September 30, 2004 and 2003, respectively, we sold assets, net of assumed liabilities, as follows:



                                                                          Nine Months
                                                                      Ended September 30
                                                                      2004           2003
                                                                 ------------------------------

Real estate, net..............................................   $    47,326    $    79,477
Deferred costs, net...........................................         1,737              -
Deferred rent receivable......................................           703              -
Restricted escrows............................................        19,246          2,526
Accrued real estate taxes.....................................          (179)        (2,170)
Other liabilities and assets, net.............................          (883)        (1,732)
                                                                 ------------------------------
Net assets sold...............................................        67,950         78,101
Proceeds from sales of real estate............................        68,003         79,321
                                                                 ------------------------------
Gain on sales of real estate (1)..............................   $        53    $     1,220
                                                                 ==============================



(1) These gains are included in discontinued operations.

    The following represents supplemental disclosure of significant non-cash activity for the nine months ended September 30, 2004 and 2003:



                                                                             Nine Months
                                                                         Ended September 30
                                                                         2004           2003
                                                                    ------------------------------

Real estate basis reduction due to the exchange of Operating
  Partnership common units for common shares.....................   $           -  $   (24,614)
Deferred asset basis reduction due to the exchange of Operating
  Partnership common units for common shares.....................               -       (1,272)
                                                                    ------------------------------
                                                                    $           -  $   (25,886)
                                                                    ==============================



                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004.

    Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

    We have one primary reportable segment consisting principally of our ongoing ownership and operation of eleven office properties and one industrial property that are located in the Chicago area and leased through operating leases to unrelated third parties. At September 30, 2004, twenty-nine industrial properties, one office property and four land parcels are accounted for as "Held For Sale" and "Discontinued Operations" as of and for the three and nine months ended September 30, 2004. Substantially all depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

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

    We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at September 30, 2004 and December 31, 2003. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

3.      Interest Rate Protection Agreements

    On September 30, 2004, our derivative instruments were reported at their fair value as other assets of $3,681. We incurred a total comprehensive loss of $2.1 million ($.09 per weighted average common share) and $2.8 million ($.12 per weighted average common share) for the three months ended September 30, 2004 and September 30, 2003, respectively. We incurred a total comprehensive loss of $10.4 million ($.44 per weighted average common share) and a total comprehensive gain of $13.1 million ($.69 per weighted average common share) for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

5.      Use of Estimates

    The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

6.      Properties Held For Sale

    As of September 30, 2004, we have classified certain properties as held for sale since we entered into an agreement to sell the properties on August 2, 2004. In October 2004, the first of two closings related to the sale were consummated and the second closing is expected to be consummated in November 2004. The total sale includes twenty-nine industrial properties, consisting of
3.8 million  square feet,  located in Illinois  and  Indiana;  one of our office properties, consisting of 50,400 square feet, located in Illinois; three land parcels consisting of 128 acres located in Illinois and an additional 74.3 acres of land included as part of our heavy-crane industrial portfolio. Also included in properties held for sale are certain development properties since we entered into agreements to sell the properties on September 13, 2004 and October 19, 2004. Properties held for sale at September 30, 2004 represents our historical cost basis for certain assets related to these properties (dollars in thousands):


         Real estate, net.........................          $    92,213
         Property under development...............               17,369
         Tenant receivables.......................                  856
         Deferred rent receivables................                2,724
         Restricted cash escrows..................                9,978
         Deferred costs, net......................                2,680
         Other....................................                  179
                                                          --------------
            Properties held for sale..............          $   125,999
                                                          ==============


    In addition, certain liabilities related to these properties at September 30, 2004 have also been reclassified (dollars in thousands):


         Mortgage notes payable related to properties
            held for sale.............................      $    40,275
                                                          ==============
         Bonds payable  related to  properties
            held for sale.............................      $    24,900
                                                          ==============
         Accrued real estate taxes....................      $     5,163

         Other liabilities............................            6,487
                                                          --------------
           Liabilities  related to properties held
             for sale.................................      $    11,650
                                                          ==============

    At December 31, 2003, our consolidated balance sheet included comparable assets and liabilities of $130.1 million and $76.7 million, respectively, related to these properties.

7.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our September 30, 2004 interim financial statements for all periods presented. Below is a summary of the results of operations of our properties held for sale at September 30, 2004, as well as our former 33 West Monroe Street property, which we sold in April 2004, and our former National City Center property, which we sold in 2003.




                                                   Three Months Ended        Nine Months Ended
                                                      September 30             September 30
                                               -----------------------------------------------
                                                     2004        2003         2004       2003
                                               -----------------------------------------------
                                                           (dollars in thousands)

Rental revenue...............................   $   2,925   $   3,812    $   10,580 $   48,256
Tenant reimbursements........................         671       1,772         3,979      7,028
Other property income........................         370          88           615      1,177
                                               -----------------------------------------------
  Total revenue..............................       3,966       5,672        15,174     56,461

Property operations..........................       1,177       2,123         4,767      9,486
Real estate taxes............................          65       2,685         3,537      9,323
Depreciation and amortization................           -       1,996         3,398      6,779
Interest:
   Expense...................................         927       1,332         3,260      5,463
   Amortization of deferred financing costs..          85         144           394        382
                                                -----------------------------------------------
  Total expenses.............................       2,254       8,280        15,356     31,433

Income (loss) before (loss) gain on sales of
  real estate and minority interests.........       1,712      (2,608)         (182)    25,028
(Loss) gain on sales of real estate..........         109           -            53      1,220
Minority interests...........................        (193)        300            21    (11,274)
                                                -----------------------------------------------
Discontinued operations......................   $   1,628   $  (2,308)   $     (108)$   14,974
                                                ===============================================


8.      Debt Covenants

    The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and, after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans), we have obtained the necessary loan modifications and/or waivers. As of September 30, 2004, we are in compliance with the requirements of all of the financial covenants except for one covenant, for which a waiver was obtained, relating to debt on properties held for sale. As a result of the repayment of indebtedness and debt assumptions from the sale of a portion of our industrial portfolio on October 8, 2004, certain covenants that we had previously failed, including the one for which we obtained a waiver, are no longer in effect (see Note 14--Subsequent Events).


9.      Recent Developments

    On October 29, 2004, we distributed $0.5625 per share on our Series "B" Preferred Shares to preferred shareholders of record as of September 30, 2004. Under our charter, this distribution is deemed to be a quarterly distribution that relates to the second quarter 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our preferred shares. After payment of the second quarter 2003 Series B Shares' distribution on October 29, 2004, we are in arrears for five quarters of Series B Share distributions for a total of $11.3 million.

   On August 3, 2004, our Chairman of the Board, Stephen J. Nardi, retired as Chairman. Mr. Nardi remains on the Board as a non-employee Trustee. Douglas Crocker II, one of our existing Trustees, was appointed Chairman of the Board. In addition, Jeffrey A. Patterson, our existing President and Chief Investment Officer, was named President and Chief Executive Officer. Mr. Crocker serves as a non-employee and independent Chairman. In connection with Mr. Nardi's resignation, the Board approved a separation payment for Mr. Nardi of $300,000.

   We recorded an accounts receivable reserve (included in strategic alternative costs) in the third quarter of 2004 for $0.9 million. The receivable relates to a prior master lease obligation with Mr. Nardi, and is payable from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve has been established.

10.     Earnings Per Share

    The following table sets forth the computation of basic and diluted net income available per weighted-average common share of beneficial interest for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands, except for per share amounts):




                                         Three Months Ended             Nine Months Ended
                                            September 30                   September 30
                                     ----------------------------  -----------------------------
                                          2004         2003             2004          2003
                                     ----------------------------  -----------------------------
 Numerator:
 Loss from continuing operations
   before minority interests......... $    (5,265)  $   (2,070)    $   (15,099)  $    (8,715)
 Minority interests..................         805          502           2,492         4,855
 Net income allocated to preferred
   distributions.....................      (2,250)      (2,250)         (6,750)       (6,750)
                                      ------------  -----------    ------------  ------------
 Loss before discontinued operations
   and loss on sales of real estate..      (6,710)      (3,818)        (19,357)      (10,610)
 Discontinued operations, net of
   minority interests................       1,628       (2,308)           (108)       14,974
 Loss on sales of real estate, net
   of minority interests.............         (17)           -             (96)            -
                                      ------------ ------------    ------------- ------------
 (Loss) income available to common
   shares............................ $    (5,099) $    (6,126)    $   (19,561)  $     4,364
                                      ===========  ============    ============= ============

 Denominator:
 Weighted-average common shares......  23,671,996   23,664,624      23,671,220    18,918,703
 Effect of dilutive securities:
 Employee stock options..............           -            -               -        12,403
 Nonvested employee stock grants.....           -            -               -         5,898
                                      -----------  -----------    -------------  ------------
 Adjusted weighted-average common
   shares and assumed conversions....  23,671,996   23,664,624      23,671,220    18,937,004
                                      ===========  ===========    ============== ============

 Basic and diluted  earnings
   available  to common  shares per
   weighted-average common share:
 Loss from continuing operations..... $     (0.28) $     (0.16)   $      (0.82)  $     (0.56)
 Discontinued operations, net of
   minority interests................        0.06        (0.10)          (0.01)         0.79
 Loss on sales of real estate, net
   of minority interests.............           -            -               -             -
                                      ------------  -----------   -------------  -------------
 Net (loss) income available per
   weighted-average common share of
   beneficial interest - basic and
   diluted........................... $     (0.22)  $    (0.26)   $      (0.83)  $      0.23
                                      ============  ===========   =============  =============


    Options to purchase 1,124,983 and 1,419,390 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended September 30, 2004 and 2003, respectively, because the effect would have been antidilutive. Options to purchase 1,124,983 and 1,630,655 of our common shares were excluded in the computation of diluted earnings available to common shares for the nine months ended September 30, 2004 and 2003, respectively, because the effect would have been antidilutive.

    We had nonvested stock grants of 9,375 and 5,898 shares outstanding during the three months ended September 30, 2004 and 2003, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Nonvested stock grants of 7,040 shares outstanding for the nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    We had 3,076,586 weighted-average common units outstanding during the three months ended September 30, 2004 and 2003, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. We had 3,076,586 and 7,822,507 weighted-average common units outstanding during the nine months ended September 30, 2004 and 2003, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At September 30, 2004 and 2003, 3,076,586 limited partner common units were exchangeable for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange.

11.     Investments in Unconsolidated Joint Ventures

    We have investments in three joint ventures, which we account for using the equity method. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our joint venture partner also owns a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. As of September 30, 2004, the preferred return has been paid through June 2004. Our interest at September 30, 2004 and December 31, 2003 was a deficit investment of $5.0 million and $5.2 million (included in deficit investment in unconsolidated entity), respectively.

    The following table summarizes our share of various items:




                                    Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                  ------------------------ ---------------------
                                     2004        2003          2004        2003
                                  ------------------------ ---------------------
                                                (dollars in thousands)

Operations (included in other
    income) (1) (2) (3)........... $  (433)  $     85     $ (1,815)    $  1,828
Distributions received............       -          -            -       (2,000)
Unrealized gains (included in
  other comprehensive income).....       -        915            -        2,038
Losses reclassified into earnings
  from comprehensive income.......     801         33        2,595          100


    (1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million.

    (2) Excludes 50% of expense related to the management fee we earned on the property of $0.1 million and $0.4 million for each of the three and nine month periods, respectively, ended September 30, 2004 and 2003.

    (3) Includes $0.2 million and $0.5 million of income in each of the three and nine month periods, respectively, ended September 30, 2004 and 2003 related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at the end of the estimated useful life of the property. The $22.0 million is based on our joint venture partner's contribution of cash at formation for their 50% common interest in the joint venture.

    Bank One Center. We own a 30% subordinated common interest in Dearborn Center, LLC, which owns Bank One Center. Bank One Center is a 1,497,472 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at September 30, 2004 and December 31, 2003 was an equity investment of $32.3 million and $41.6 million, respectively (included in investments in unconsolidated entities). During the periods in 2004, distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.0 million (included in other (expense) income) for the three month period ended September 30, 2004 and $9.2 million for the nine month period ended September 30, 2004 representing this allocation offset by the actual net income of the joint venture. This excludes the expense related to the management fee we earned on this property.

      Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns four office buildings consisting of 385,274 rentable square feet located in Phoenix, Arizona. Our interest at September 30, 2004 and December 31, 2003 was an equity investment of $0.8 million and $1.2 million (included in investments in unconsolidated entities), respectively, and our share of the venture's operations was income of $5,000 and $46,000 for the three months ended September 30, 2004 and 2003, respectively, and a loss of $243,000 and net income of $63,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in other (expense) income. We received distributions of $0.2 million for each of the nine month periods ended September 30, 2004 and 2003.

12.     Stock Based Compensation

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Under the fair value method of accounting per SFAS 123, additional compensation expense for the three and nine months ended September 30, 2004 and 2003 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and nine months ended September 30, 2004 and 2003 related to options granted under Accounting Principles Board Opinion No. 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):



                                    Three Months Ended         Nine Months Ended
                                       September 30              September 30
                                  ------------------------ ---------------------
                                     2004        2003          2004        2003
                                  ------------------------ ---------------------

Additional compensation expense
  that would have been
  recognized, net of minority
  interests....................... $      10   $      -    $      30    $      7
Impact per common share - basic
  and diluted.....................         -          -            -           -
Net (loss) income available to
  common shareholders.............    (5,109)    (6,126)     (19,591)      4,357
Net (loss) income available per
  common share - basic and diluted     (0.22)     (0.26)       (0.83)       0.23


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

    The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois. In the Complaint, 180 Acquisition alleged that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and
(ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We settled this matter for a payment of $275,000 and were reimbursed $68,750 of the settlement by one of our insurance carriers. This settlement was accrued, net of estimated reimbursement, at June 30, 2004.

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

    Environmental. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. We are aware of contamination at certain of our industrial properties that are already in remediation programs sponsored by the states in which they are located. Our environmental consultants previously estimated that remedial action plans will have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in liabilities related to properties held for sale at September 30, 2004 and other liabilities at December 31, 2003) for possible environmental costs. During 1997, The Prime Group, Inc. ("PGI"), the former owner of the above-mentioned industrial properties, initiated lawsuits against a former environmental consultant of one of these properties for damages to cover the cost of the remedial action plans. PGI has contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with our Chicago, Hammond, and East Chicago Enterprise industrial parks. In September 2004, PGI paid us $1.25 million related to this indemnification. In 1998, PGI sued a then current (and now former) tenant of one of the properties in order to force the tenant to submit a hazardous waste closure plan to the Illinois Environmental Protection Agency. In January 2004, the court ruled that the tenant did not have to submit a hazardous waste closure plan under applicable regulations and the litigation was dismissed. In connection with the litigation against the environmental consultant, the court upheld its ruling dismissing the litigation in October 2004. Accordingly, PGI has filed a motion to require the Court to permit an immediate appeal of the dismissal which leave is necessary since the consultant is pursuing a counterclaim against PGI.

    During the due diligence process in connection with the sale of the above properties, additional environmental contamination was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities resulting in our agreement to establish a $1.25 million environmental escrow at the closing in addition to a $3.2 million reserve, for use in remediation of the costs described above. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us (See Note 14 - Subsequent Events).

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

    Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Nardi, ("NAC Contributors") and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. Under these agreements, our Operating Partnership is required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

    The percentage of the above tax liabilities, which our Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. We have not recorded any liability and estimated our maximum possible exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $7.1 million and $2.6 million, respectively, at September 30, 2004. As a result of the sale of certain of our properties in October 2004 (See Note 14 - Subsequent Events), we estimate payments under these indemnities in the amount of $2.2 million will be payable to the NAC Contributors. In addition, another $1.1 million will be payable to the NAC Contributors as a result of the second disposition related to the industrial sale. We estimate the maximum possible exposure under the indemnities to the NAC Contributors related to the properties remaining in our portfolio after the sale to be $3.5 million.

    PGI has entered into an agreement with our Operating Partnership pursuant to which PGI has agreed to indemnify our Operating Partnership for any amounts paid by our Operating Partnership to the NAC Contributors and/or the IBD Contributors pursuant to such agreement, provided that PGI is liable to our Operating Partnership for such amounts only to the extent that our Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement). PGI will not be responsible for reimbursing us for the indemnification obligation resulting from the sale of our industrial portfolio discussed above since we are not pursuing a tax-free exchange or other tax avoidance strategy in connection with the sale.

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

    However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period (a "Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at September 30, 2004 is $53.2 million.

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

    We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.2 million has been received through September 30, 2004. The Citadel Reimbursement Obligation includes an estimated nominal gross rental obligation of $69.4 million over the remaining term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. Liabilities for leases assumed at September 30, 2004 include $7.1 million related to the Citadel Reimbursement Obligations which is our estimate of the gross rental obligation less the estimated sublease recoveries.

    In connection with another sublease for 55,494 square feet, we assumed two lease obligations at two Chicago office buildings owned by third parties with gross rental obligations of approximately $2.9 million. In 2003, we paid a lease termination fee on one of the two leases. We have made rental payments on the other lease which have reduced our gross rental obligation on the lease to $1.4 million at September 30, 2004. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    In 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's pre-existing lease at an office building located in downtown Chicago, Illinois. As of September 30, 2004, this lease has a remaining estimated gross rental obligation of approximately $3.0 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.9 million in liabilities for leases assumed at September 30, 2004, representing an estimate of our net liability related to this obligation related to the differential between our financial obligation under the pre-existing lease and the expected rent from the tenant under the new lease.

    During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at September 30, 2004 is approximately $5.3 million. At September 30, 2004, we have a net liability of approximately $1.8 million in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

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

    Other. Our East Chicago Enterprise Center, Chicago Enterprise Center, Arlington Heights Enterprise Center and Hammond Enterprise Center properties serve as collateral for our bonds payable related to properties held for sale. Under the terms of a $25.2 million letter of credit facility that provides support for these bonds, we were required to maintain, on a quarterly basis, a cash collateral escrow in an amount equal to the difference between $25.2 million and the Future Lease Value as defined in the loan documents, calculated in accordance with the terms of the letter of credit facility. Pursuant to the sale of our industrial portfolio in October 2004 and resulting assumption of these bonds by the purchaser, the requirements for maintenance of the cash collateral is no longer necessary and the $4.0 million on deposit was released to the Company in October 2004 (see Note 14 - Subsequent Events).

    Dividends on our Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Shares") are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. On October 29, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on September 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution, which relates to the second quarter 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. No dividend has been declared or paid for the first three quarters of 2004 or for the last two quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

14.     Subsequent Events

    On October 8, 2004, we completed the first of two closings related to the sale of our industrial portfolio. The first closing included the sale of 24 of our industrial properties, consisting of 3.4 million square feet, located in Illinois and Indiana and three land parcels consisting of 128 acres located in Illinois. The second closing related to the sale is expected to be consummated in November 2004. In addition, on October 19, 2004, we entered into an agreement to sell a certain development property. (See Note 6 - Properties Held For Sale).

    As a result of the October 8, 2004 sale, net proceeds after repayment of mortgage and bond debt collateralized by the properties, closing costs and the tax indemnity payment (see Note 13 - Commitments and Contingencies) was $43.0 million. Included in net proceeds is approximately $8.3 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. We utilized a portion of the proceeds to repay $10.9 million of mezzanine financing secured by our 180 North LaSalle Street property and $11.9 million of mezzanine financing secured by our 208 South LaSalle Street and Jorie Plaza properties. We intend to use the remaining proceeds to fund capital improvements and leasing costs for our properties and for general operating and working capital purposes.

    On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC ("Prime/Mansur") and two of its subsidiaries. Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our Board. Under the merger agreement, Prime/Mansur has agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our Board has approved the transaction and intends to recommend the transaction for approval by our common shareholders.

    The merger agreement is subject to, among other things, a number of customary conditions including the approval of our common shareholders, and is also subject to Prime/Mansur obtaining a financing commitment for the transaction. Prime/Mansur made a non-refundable initial earnest money deposit of $500,000. Prime/Mansur is required under the merger agreement to make an additional earnest money deposit of $4.5 million on or prior to November 9, 2004, upon its satisfaction of the financing condition. If Prime/Mansur is unable to obtain a financing commitment for the transaction, the merger agreement will automatically be terminated and Prime/Mansur will forfeit its initial earnest money deposit.

    Our Series B preferred shares will remain outstanding after the completion of the transaction. In accordance with our charter, all accrued but unpaid distributions on our Series B preferred shares, plus distributions for the entire calendar quarter in which the transaction closes, will be paid to the holders of our Series B preferred shares in connection with the transaction.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 12 office properties, containing an aggregate of 4.7 million net rentable square feet, and six industrial properties, containing an aggregate of 0.5 million net rentable square feet. In addition, we own 15.4 acres of developable land and have joint venture interests in three office properties containing an aggregate of 2.8 million net rentable square feet.

    All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

    Our results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and attract new tenants for our vacant and non-renewing space at acceptable economic occupancy and rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings are completed, the additional supply continues to add to the challenge.

    Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market. In addition, management has been working to improve our balance sheet in order to increase our liquidity position to enable us to take advantage of leasing opportunities as they arise and, at the same time, lower our overall cost of debt.

     Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy based on the properties net rentable square feet at the end of each of the first three quarters of 2004 and the last two quarters of 2003:




                                                   Portfolio Occupancy
                           September 30,   June 30,     March 31,    December 31,  September 30,
                              2004          2004         2004           2003           2003
                          ------------- ------------ -------------- ------------- -------------
Office                        86.4%          87.8%        84.9%          84.9%         83.5%
Properties Held For Sale      82.8           79.6         79.8           81.1          80.0
                          ------------- ------------ -------------- ------------- -------------
Portfolio Total               84.8%          84.3%        82.6%          83.3%         81.9%
                          ============= ============ ============== ============= =============
Unconsolidated Joint
  Venture Properties          79.2%          79.0%        77.1%          74.1%         75.6%
                          ============= ============ ============== ============= =============

Critical Accounting Policies

    Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the third quarter of 2004, there were no material changes to our critical accounting policies nor were there significant capitalized interest or other costs on development projects incurred during the nine months ended September 30, 2004.

Results of Operations

Comparison of the three months ended September 30, 2004 to September 30, 2003

    As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes and other property expenses.

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 12 properties acquired or placed in service on or prior to January 1, 2003 and owned as of September 30, 2004.



                                          Total Portfolio                           Same Store Portfolio
                             -------------------------------------------   ----------------------------------------
                                                       $          %                                 $         %
(Dollars in thousands)          2004       2003      Change     Change        2004      2003      Change    Change
---------------------------- ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Property revenues            $ 28,115   $ 38,918   $(10,803)    (27.8)%    $ 28,165  $  27,910  $   255       0.9%
Services Company revenues         817      1,235       (418)    (33.9)            -          -        -         -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total revenues                28,932     40,153    (11,221)    (27.9)       28,165     27,910      255       0.9

Property operating expenses    13,138     16,854     (3,716)    (22.0)       13,250     13,519     (269)     (2.0)
Depreciation and amortization   5,353      7,710     (2,357)    (30.6)        4,992      5,004      (12)     (0.2)
General and administrative      2,507      2,558        (51)     (2.0)            -          -        -         -
Severance costs                   337          -        337     100.0             -          -        -         -
Services Company expenses         909      1,081       (172)    (15.9)            -          -        -         -
Provision for asset
  impairment                        -        900       (900)   (100.0)            -          -        -         -
Strategic alternative costs     1,316          7      1,309  18,700.0             -          -        -         -
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------
 Total expenses                23,560     29,110     (5,550)    (19.1)       18,242     18,523     (281)     (1.5)
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Operating income                5,372     11,043     (5,671)    (51.4)        9,923      9,387      536       5.7
Other (expense) income         (2,910)       366     (3,276)   (895.0)            -          -        -         -
Interest:
 Expense                       (7,271)   (12,596)     5,325      42.3        (6,680)    (6,533)    (147)     (2.3)
 Amortization of deferred
   financing costs               (456)      (883)       427      48.4          (305)      (467)     162      34.7
                             ---------- ---------- ---------- ----------   --------- ---------- ---------- --------

Loss from continuing
  operations before
  minority interests           (5,265)    (2,070)    (3,195)   (154.4)     $  2,938  $   2,387  $   551      23.1%
                                                                           ========= ========== ========== ========
Minority interests                805        502        303      60.4
                             ---------- ---------- ---------- ----------
Loss from continuing
  operations                   (4,460)    (1,568)    (2,892)   (184.6)
Discontinued operations, net
  of minority interests         1,628     (2,308)     3,936     170.5
                             ---------- ---------- ---------- ----------
Loss before loss on
  sales of real estate         (2,832)    (3,876)     1,044      26.9
Loss on sales of real estate,
  net of minority interest        (17)         -        (17)   (100.0)
                             ---------- ---------- ---------- ----------
Net loss                     $ (2,849)  $ (3,876)  $  1,027      26.5%
                             ========== ========== ========== ==========



    Property Revenues. The decrease of $10.8 million in 2004 property revenues in our total portfolio consists principally of revenues generated in 2003 from Bank One Center which are no longer included in our property revenues, since we sold a 70% common equity interest in this property in October 2003 and now account for our investment under the equity method of accounting.

    Property Operating Expenses. The decrease of $0.3 million in property operating expenses in the same store portfolio is primarily due to a decrease in repairs required at our properties in 2004 and a decrease in brokerage salaries expense offset by an increase in real estate taxes from 2003. The decrease of $3.7 million in property operating expenses in our total portfolio consists principally of Bank One Center's operating expenses incurred in 2003 in addition to the previously described changes in the same store portfolio.

    Depreciation and Amortization. The decrease of $2.4 million in depreciation and amortization in the total portfolio was attributable primarily to the depreciation and amortization related to Bank One Center in 2003.

    Severance Costs. For the three months ended September 30, 2004, we recorded $0.3 million of severance costs primarily resulting from Mr. Nardi's retirement.

    Provision for Asset Impairment. During the third quarter of 2003, we entered into an agreement to admit a new 70% joint venture partner to our subsidiary that owned the Bank One Center office building, which subsequently closed in October 2003. During the third quarter of 2003, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of transaction costs.

    Strategic Alternative Costs. For the three months ended September 30, 2004, we incurred $0.4 million of professional fees in connection with our continuing review of strategic alternatives and we recorded an accounts receivable reserve for $0.9 million. The receivable relates to a prior master lease obligation with Mr. Nardi, and is payable from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve has been established for this amount.

    Other (Expense) Income. The decrease in other (expense) income of $3.3 million was primarily due to a $3.0 million loss for the three months ended September 30, 2004 associated with our equity investment in the Bank One Center joint venture. As distributions to our partner in the joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of this allocation plus the actual net loss of the joint venture. In addition, our equity investment in the 77 West Wacker Joint Venture experienced a $0.6 million loss for the three months ended September 30, 2004 compared to a $0.1 million loss for the three months ended September 30, 2003 which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004. The interest rate collar expired on September 30, 2004.

    Interest Expense. The decrease in interest expense of $5.3 million in the total portfolio was primarily due to a $3.9 million decrease in interest as a result of a reduction in debt due to the sale of 70% of our ownership in Bank One Center in October 2003 and $1.6 million due to the retirement of our Security Capital Preferred Growth debt also in 2003. This was partially offset by an increase of $0.2 million due to a higher loan balance resulting from the refinancing of our 180 North LaSalle Street property, which was also the primary cause of the increase in interest expense in the same store portfolio.

    Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $0.4 million in our total portfolio was primarily attributable to $0.3 million of amortization of deferred financing costs related to Bank One Center in 2003.

    Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations include the results of operations of our properties held for sale at September 30, 2004, as well as our 33 West Monroe Street property, which was sold in April 2004, and our National City Center property, which was sold in 2003. The increase is primarily due to the $2.6 million loss from operations on our former 33 West Monroe Street property in 2003 and a decrease in depreciation and amortization associated with our properties held for sale at September 30, 2004 in comparison to $1.4 million in 2003, as depreciation and amortization is no longer recorded once a property is determined to be held for sale.

Results of Operations

Comparison of the nine months ended September 30, 2004 to September 30, 2003

    As reflected in the tables below, property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes and other property expenses.

    The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 12 properties acquired or placed in service on or prior to January 1, 2003 and owned as of September 30, 2004.



                                           Total Portfolio                          Same Store Portfolio
                               -----------------------------------------   ----------------------------------------
                                                         $           %                            $          %
(Dollars in thousands)            2004       2003      Change      Change     2004      2003     Change     Change
----------------------------   ---------- ---------- ----------   -------- --------- ---------- ---------- --------

Property revenues              $ 84,540  $ 112,872   $ (28,332)    (25.1)% $ 84,653  $ 86,245   $ (1,592)    (1.8)%
Services Company revenues         2,952      2,157         795      36.9          -         -          -        -
                               --------- ---------  ----------  --------  --------- ---------- ---------- --------
 Total revenues                  87,492    115,029     (27,537)    (23.9)    84,653    86,245     (1,592)    (1.8)

Property operating expenses      41,310     49,305      (7,995)    (16.2)    41,279    40,767        512      1.3
Depreciation and amortization    16,277     22,927      (6,650)    (29.0)    15,171    15,822       (651)    (4.1)
General and administrative        7,725      7,504         221       2.9          -         -          -        -
Severance costs                     337          -         337     100.0          -         -          -        -
Services Company expenses         2,944      2,248         696      31.0          -         -          -        -
Provision for asset impairment        -        900        (900)   (100.0)         -         -          -        -
Strategic alternative costs       1,316        480         836     174.2          -         -          -        -
                               -------- ----------  ----------  --------  --------- ---------- ---------- --------
 Total expenses                  69,909     83,364     (13,455)    (16.1)    56,450    56,589       (139)    (0.2)
                               -------- ----------  ----------  --------  --------- ---------- ---------- --------

Operating income                 17,583     31,665     (14,082)    (44.5)    28,203    29,656     (1,453)    (4.9)
Other (expense) income           (9,755)     2,731     (12,486)   (457.2)         -         -          -        -
Interest:
 Expense                        (21,686)   (39,516)     17,830     (45.1)   (19,939)  (20,196)       257      1.3
 Amortization of deferred
   financing costs               (1,241)    (3,595)      2,354     (65.5)      (879)   (1,522)       643     42.2
                              --------- ----------  ----------   --------  --------- ---------- ---------- --------

(Loss) income from
  continuing operations
  before minority
  interests                     (15,099)    (8,715)     (6,384)     73.3    $ 7,385   $ 7,938    $  (553)    (7.0)%
                                                                            ========= ========== ========== ========
Minority interests                2,492      4,855      (2,363)    (48.7)
                              --------- ----------   ---------- --------
Loss from continuing
  operations                    (12,607)    (3,860)     (8,747)    226.6
Discontinued operations,
  net of minority
  interests                        (108)    14,974     (15,082)   (100.7)
                              ---------- ---------  ----------  --------
(Loss) income before loss
  on sales of real estate       (12,715)    11,114     (23,829)   (214.4)
Loss on sales of real estate,
  net of minority interests         (96)         -         (96)   (100.0)
                              ---------- ----------  ----------  --------
Net (loss) income             $ (12,811) $  11,114   $ (23,925)   (215.3)%
                              ========== ==========  ==========  ========


    Property Revenues. The decrease of $1.6 million in property revenues in the same store portfolio resulted primarily from the expiration, downsizing and termination of leases at various properties ($3.7 million) and the 2003 termination of Arthur Andersen LLP's lease at our IBM Plaza property ($1.0 million). These were offset by the commencement and expansion of leases at various properties ($2.4 million), additional tenant reimbursements due to greater property operating expenses in 2004 ($0.5 million) and lease termination fees received in 2004 ($0.3 million).

    The decrease of $28.3 million in 2004 property revenues in our total portfolio consists principally of the previously described changes in the same store portfolio and revenues generated in 2003 from Bank One Center, which is no longer consolidated into our operations.

    Services Company Revenues. The increase of $0.8 million in Services Company revenues during 2004 was primarily due to increased leasing commission income.

    Property Operating Expenses. The increase of $0.5 million in property operating expenses in the same store portfolio is primarily due to an increase in real estate taxes. The decrease of $8.0 million in property operating expenses in the total portfolio consists principally of Bank One Center's operating expense incurred in 2003, offset by the previously described change in the same store portfolio.

    Depreciation and Amortization. The decrease of $6.7 million in depreciation and amortization in the total portfolio was attributable primarily to $5.9 million of depreciation and amortization related to Bank One Center in 2003. In addition, in 2003 we recorded a write-off of $0.4 million of unamortized tenant improvement and leasing commissions associated with the Arthur Andersen LLP lease termination at our IBM Plaza property. The latter also accounted for the principal variance in depreciation and amortization for the same store portfolio.

    General and Administrative. The increase of $0.2 million in general and administrative expenses was primarily due to an increase in consulting and professional fees in 2004, principally related to Sarbanes-Oxley compliance and the costs associated with the registration of certain common shares, partially offset by decreases in payroll and related benefits.

    Severance Costs. For the nine months ended September 30, 2004, we recorded $0.3 million of severance costs primarily resulting from Mr. Nardi's retirement.

    Services Company Expenses. The increase of $0.7 million in the Services Company's operating expenses was primarily due to an increase in leasing commissions expense.

    Provision for Asset Impairment. During the third quarter of 2003, we entered into an agreement to admit a new 70% joint venture partner to our subsidiary that owned the Bank One Center office building, which subsequently closed in October 2003. As a result, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of transaction costs.

    Strategic Alternative Costs. The variance is primarily due to an accounts receivable reserve in 2004 for $0.9 million. The receivable relates to a prior master lease obligation with Mr. Nardi, and is payable from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve has been established for this amount.

    Other (Expense) Income. The decrease in other (expense) income of $12.5 million was primarily due to a $9.2 million loss in 2004 associated with our equity investment in the Bank One Center joint venture. As distributions to our partner in the joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. In addition, our equity investment in the 77 West Wacker Joint Venture experienced a $2.3 million loss in 2004 compared to $1.3 million of income in 2003 which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004. The interest rate collar expired on September 30, 2004.

    Interest Expense. The decrease in interest expense of $0.3 million in the same store portfolio resulted primarily from a decrease of $0.6 million due to the refinancing of our IBM Plaza property and a decrease of $0.1 million due to the amortization of principal on various other loans offset by an increase in interest expense of $0.4 million due to a higher loan balance resulting from the refinancing of our 180 North LaSalle Street property. The decrease in interest expense of $17.8 million in the total portfolio was primarily due to a $11.5 million decrease in interest as a result of a reduction in debt due to the sale of 70% of our ownership in Bank One Center, a $5.5 million decrease due to the retirement of our Security Capital Preferred Growth debt, a $0.6 million decrease due to the refinancing of our IBM Plaza property, and a decrease of $0.6 million due to the amortization of principal on various other loans offset by an increase of $0.4 million due to a higher loan balance resulting from the refinancing of our 180 North LaSalle Street property.

    Amortization of Deferred Financing Costs. The decrease of $0.6 million in amortization of deferred financing costs in the same store portfolio was primarily attributable to debt that was refinanced in 2004 and late in 2003.

    The decrease in amortization of deferred financing costs of $2.4 million in our total portfolio was primarily attributable to $0.6 million of amortization of deferred financing costs in 2003 related to debt that was refinanced in 2004, a write-off of $0.5 million of previously unamortized financing costs related to the retirement of indebtedness with Security Capital Preferred Growth in 2003, a $0.4 million write-off of unamortized financing costs associated with debt that was refinanced in 2003 and $0.3 million of amortization of deferred financing costs related to Bank One Center in 2003 in addition to the previously described changes in the same store portfolio.

    Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations include the results of operations of our properties held for sale at September 30, 2004, as well as our 33 West Monroe Street property, which was sold in April 2004, and our former National City Center property, which we sold in 2003. The decrease was primarily due to $30.3 million of lease termination fees associated with the Arthur Andersen LLP lease at our former 33 West Monroe Street property in 2003 offset by a $5.6 million decrease in the loss from operations on our former 33 West Monroe Street property from 2003 and a decrease in depreciation and amortization associated with our properties held for sale at September 30, 2004, since depreciation and amortization is no longer recorded once a property is determined to be held for sale.


Historical Cash Flows
                                            Nine months ended September 30, 2004
                                    ------------------------------------------------------
                                        2004         2003        $ Change     % Change
                                    ------------------------------------------------------
                                                   (dollars in thousands)
Operating Activities
  Net (loss) income                 $   (12,811) $    11,114  $   (23,925)     (215.3)%
  Amortization of discount on
    notes payable                             -          343         (343)     (100.0)
  Amortization of costs for
    leases assumed                          216        1,742       (1,526)      (87.6)
  Net equity in income of
    unconsolidated investments           11,297       (1,891)      13,188       697.4
  Depreciation and amortization          19,675       33,683      (14,008)      (41.6)
  Provision for asset impairment              -          900         (900)     (100.0)
  Loss (gain) on sales of real
    estate                                   43       (1,220)       1,263       103.1
  Minority interests                     (2,513)       6,419       (8,932)     (139.1)
  Changes in operating assets
    and liabilities                       2,337        3,381       (1,044)      (30.9)
                                    ----------------------------------------------------
Net cash provided by operating
  activities                        $    18,244  $    54,471  $   (36,227)      (66.5)%
                                    ====================================================
Investing Activities
  Expenditures for real estate
    and equipment                   $   (12,975) $   (67,449) $    54,474        80.8%
  Proceeds received under
    environmental
    indemnification                       1,250            -        1,250         -
  Proceeds from sales of real
    estate                               68,003       79,321      (11,318)      (14.3)
  Leasing costs                          (4,847)      (9,864)       5,017        50.9
  Increase in restricted cash
    escrows                              (3,894)     (14,634)      10,740        73.4
  Distributions from
    unconsolidated entities                 219        2,219       (2,000)      (90.1)
                                    ----------------------------------------------------
Net cash provided by (used in)
  investing activities              $    47,756  $   (10,407) $    58,163       558.9%
                                    ====================================================
Financing Activities
  Financing costs                   $         -  $    (4,569) $     4,569       100.0%
  Proceeds from mortgages and
    notes payable                        67,000      195,000     (128,000)      (65.6)
  Repayment of mortgages and notes
    payable                            (123,336)    (277,136)     153,800        55.5
  Proceeds from construction
    financing                                 -       98,072      (98,072)     (100.0)
  Repayment of construction
    financing                                 -      (61,737)      61,737       100.0
  Dividends paid to Series B
    Preferred Shareholders               (4,500)           -       (4,500)          -
                                    ----------------------------------------------------
Net cash used in financing
  activities                        $   (60,836) $   (50,370) $   (10,466)      (20.8)%
                                    ====================================================


Historical Cash Flows


     Operating Activities. The $36.2 million decrease in net cash provided by operating activities from 2003 was primarily due to:

o $26.7 million related to the operations of our former 33 West Monroe Street property primarily due to the lease termination fee received from Arthur Andersen LLP in 2003;

o $15.3 million related to the operations in 2003 of Bank One Center, which is no longer consolidated as a result of the sale of a 70% joint venture interest in October 2003;

o a $3.9 million increase in payments of operating expenses as compared to 2003; and

o $3.3 million related to 2003 cash flow from our former National City Center property, which was sold in June 2003.

This decrease was partially offset by:

o    a $5.4 million decrease in payments of real estate taxes from 2003; and

o a $4.5 million reduction of interest expense payments from 2003 due to the retirement of our indebtedness with Security Capital Preferred Growth.

    Investing Activities. The $58.2 million increase in net cash provided by investing activities from 2003 was primarily due to:

o a decrease of $54.5 million in expenditures for real estate and equipment primarily as a result of construction costs and tenant improvements in 2003 for our Bank One Center property ($28.6 million), payment of accrued interest associated with the refinancing of the mezzanine loan for our Bank One Center property in 2003 ($14.5 million), and a payment in 2003 to purchase all of our former joint venture partner's interest in the entity that owned Bank One Center ($9.2 million);

o a decrease of $10.7 million of payments into restricted cash escrows primarily due to a deposit in 2003 of the fee received related to the Arthur Andersen LLP lease termination at our former 33 West Monroe Street property, as required by the lender, net of amounts released to fund operating deficits ($27.0 million), a deposit of escrowed funds in 2003 related to lease liability obligations ($7.0 million) and an increase in escrows deposited in 2003 related to security for the industrial revenue bonds ($2.0 million), offset by a release of escrows in 2003 to pay down a portion of the 33 West Monroe Street mortgage ($7.0 million), a release of construction and financing escrows in 2003 related to Bank One Center ($8.5 million), an increase in real estate tax escrows in 2004 ($6.5 million), and an increase in escrow activity related to various properties ($3.3 million);

o a decrease of $5.0 million of leasing costs primarily as a result of executing subleases for occupancy at One North Wacker Drive thereby reducing required payments towards the Citadel Reimbursement Obligation ($3.9 million) and leasing commissions in 2003 for our Bank One Center property ($0.9 million); and

o receipt of a $1.3 million payment in 2004 made under an environmental indemnification.

This increase was partially offset by:


o a decrease of $11.3 million in proceeds from the sales of real estate as a result of the sale in 2003 of our former National City Center property ($79.3 million) as compared to the sale in 2004 of our former 33 West Monroe Street property ($68.0 million); and

o a $2.0 million distribution from the 77 West Wacker Drive unconsolidated joint venture in 2003.

     Financing Activities. The $10.5 million decrease in net cash provided by financing activities as compared to 2003 was primarily due to:

o proceeds from construction financing ($98.1 million), net of repayments, ($61.7 million) related to our Bank One Center property in 2003;

o proceeds from mortgages and notes payable that were lower by $128.0 million in 2004 due to refinancing proceeds from our 180 North LaSalle Street property in 2004 ($67.0 million) as compared to proceeds from the refinancing of our IBM Plaza property in 2003 ($195.0 million); and

o $4.5 million of dividends paid to our Series B Preferred shareholders in 2004.

This decrease was partially offset by:


o $153.8 million lower repayments of mortgages and notes payable in 2004, which included the refinancing of maturing indebtedness at our 180 North LaSalle Street property ($60.0 million) and the repayment of the mortgage secured by our former 33 West Monroe Street property upon its sale ($59.3 million), as compared to repayments of mortgages and notes payable in 2003, including the refinancing of our IBM Plaza property ($177.1 million), the repayment of the mortgage payable secured by our former National City Center property upon its sale ($71.8 million), a partial payment on our former 33 West Monroe Street property mortgage ($7.0 million) and payments on our indebtedness with Security Capital Preferred Growth ($17.3 million); and

o $4.6 million of financing costs incurred in 2003 principally as a result of the refinancing of our IBM Plaza property ($3.6 million), and the payment of an exit fee associated with the sale of our former National City Center property ($1.0 million).

Liquidity and Capital Resources

    On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC ("Prime/Mansur") and two of its subsidiaries. Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our Board. Under the merger agreement, Prime/Mansur has agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our Board has approved the transaction and intends to recommend the transaction for approval by our common shareholders.

    The merger agreement is subject to, among other things, a number of customary conditions including the approval of our common shareholders, and is also subject to Prime/Mansur obtaining a financing commitment for the transaction. Prime/Mansur made a non-refundable initial earnest money deposit of $500,000. Prime/Mansur is required under the merger agreement to make an additional earnest money deposit of $4.5 million on or prior to November 9, 2004, upon its satisfaction of the financing condition. If Prime/Mansur is unable to obtain a financing commitment for the transaction, the merger agreement will automatically be terminated and Prime/Mansur will forfeit its initial earnest money deposit. We can provide no assurances that Prime/Mansur will obtain a financing commitment, provide the additional earnest money or that the merger transaction will ultimately be consummated.

    Our Series B preferred shares will remain outstanding after the completion of the transaction. In accordance with our charter, all accrued but unpaid distributions on our Series B preferred shares, plus distributions for the entire calendar quarter in which the transaction closes, will be paid to the holders of our Series B preferred shares in connection with the transaction.

    Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions and service our debt and other long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

    In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. As previously disclosed, due to a number of factors, including our capital requirements in our current operating environment, our Board decided to suspend the declaration and payment of distributions on our common shares and Series B Shares. On October 29, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on September 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution related to the second quarter of 2003 distribution period, the earliest accrued but unpaid quarterly distribution on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the second quarter 2003 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions. We currently do not anticipate declaring or paying distributions on our common shares/units for the remainder of 2004. Distributions on our common shares may not be made until all accrued distributions on our Series B Shares are declared and paid or set apart for payment. After payment of the second quarter 2003 Series B Shares' distribution on October 29, 2004, we are in arrears for five quarters of Series B Share distributions for a total of $11.3 million. Future distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the consummation of the merger transaction described above, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant. Based upon our current tax projections, we do not anticipate an obligation to make distributions related to 2004 to comply with the annual REIT distribution requirements.

    On October 8, 2004, we sold 24 of our industrial  properties,  consisting of
3.4 million square feet, located in Illinois and Indiana and three land parcels consisting of 128 acres located in Illinois. Net proceeds after repayment of mortgage and bond debt collateralized by the properties, closing costs and the tax indemnity payment (see Note 13 - Commitments and Contingencies to our Consolidated Financial Statements) was $43.0 million. Included in net proceeds is approximately $8.3 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. Subsequent to the sale we repaid $22.8 million of mezzanine financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide additional working capital and liquidity for the Company.

    We can give no assurances that if any other capital transactions are completed on terms favorable to us or the merger transaction or any other strategic transaction is consummated, distributions on our common shares and common units will be resumed either during 2005 or thereafter, or that we will be able to pay future distributions on our Series B Shares.

    Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. During the remainder of 2004 and in 2005, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated or is anticipated to be vacated during the year or renew existing tenants' leases. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs.

    The financial covenants contained in many of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and numerous other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. As of September 30, 2004, we are in compliance with the requirements of all of the financial covenants except for one covenant, for which a waiver was obtained, relating to debt on properties held for sale. As a result of the repayment of indebtedness and debt assumptions from the sale of a portion of our industrial portfolio in October 2004, certain covenants that we had previously failed, including the one for which we obtained a waiver, are no longer in effect (see Note 14--Subsequent Events to our Consolidated Financial Statements).

    At September 30, 2004, we had $28.5 million of outstanding debt maturing in the remainder of 2004, consisting of $5.6 million maturing in October 2004 secured by our 1455 Sequoia Drive property and $22.9 million maturing in November 2004 secured by our 180 North LaSalle Street, 208 South LaSalle Street and Jorie Plaza properties. In October 2004, in conjunction with the closing of the sale of a portion of our industrial portfolio, these maturing loans were repaid in full (see Note 14--Subsequent Events to our Consolidated Financial Statements).

  The following tables disclose our contractual obligations and commercial commitments as of September 30, 2004:


                                                         Payments Due by Year
                                                        (dollars in thousands)
                                             ----------------------------------------------
                                                           2005-       2007-     2009 and
    Contractual Obligations(A)       Total      2004       2006        2008     Thereafter
-------------------------------------------------------------------------------------------

Mortgages and notes payable (B)    $ 491,584  $ 29,559  $ 210,431  $    51,249  $ 200,345
Bonds payable(C)                      24,900         -          -       24,900          -
Capital lease obligations                 51        51          -            -          -
Operating leases                       3,106       309      1,224          298      1,275
Tenant improvement allowances (D)      2,633     2,633          -            -          -
Liabilities for leases
  assumed and lease reimbursement
  obligations(E)                      77,774     3,520     22,718       18,092     33,444
Loan exit fees                           313       313          -            -          -
                                   --------------------------------------------------------
Total contractual cash
   obligations                     $ 600,361  $ 36,385  $ 234,373  $    94,539  $ 235,064
                                   ========================================================


(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B) See Note 4 - Mortgage and Notes Payable, Bonds Payable and Construction Financing to our 2003 Consolidated Financial Statements filed with Form 10-K for further detail on interest rates and other terms. Also see Note 14 - Subsequent Events to our Consolidated Financial Statements regarding our repayment of several of these mortgages and notes.

(C) The scheduled maturity date for our tax-exempt bonds is in 2022. The earlier payment due shown here reflects the 2007 scheduled expiration of letters of credit which credit enhance the bonds which, if not extended or replaced, would accelerate the maturity of the bonds. In October 2004 the bonds were assumed by the purchaser of our industrial portfolio (see Note 14 - Subsequent Events to our Consolidated Financial Statements).

(D) We have escrows of $1.2 million that may be utilized to fund a portion of these obligations.

(E) These obligations would be offset by any receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $62.0 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $10.9 million to fund a portion of this contractual amount.



                                                           Amount of Commitment
                                                            Expiration Per Year
                                                          (dollars in thousands)

                                                 -------- ---------- ---------- -----------
              Other                   Total                                        2009
           Commercial                Amounts                2005-      2007-       and
           Commitments              Committed     2004      2006       2008     Thereafter
---------------------------------- ------------- -------- ---------- ---------- -----------

Standby letters of credit (A)      $  25,241     $      - $      -   $ 25,241   $       -
Guarantees (B)                         5,006          150    1,200      1,200       2,456
Unconsolidated joint ventures (C)    166,645        2,645    2,331      4,468     157,201
Tax indemnifications (D)              62,822          (D)      (D)        (D)         (D)
Series B preferred shares (E)            (E)       15,750   18,000     18,000         (E)
                                   ---------     -------- --------   --------   ---------
Total commercial commitments       $ 259,714     $ 18,545 $ 21,531   $ 48,909   $ 159,657
                                   =========     ======== ========   ========   =========


(A) The letters of credit enhance the bonds related to various industrial properties, which in October 2004, were assumed by the purchaser of our industrial portfolio.

(B) Included is a guarantee for $8.0 million, net of $4.7 million which has been funded as of September 30, 2004, to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(C) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property.

    We also have a 30.0% subordinated interest in a real estate joint venture, accounted for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $270.0 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

    In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $24.1 million loan secured by the property. We have not included any amounts related to this loan in this table.

(D) We estimate our maximum possible exposure on tax indemnifications to be $62.8 million if all remaining indemnity properties had been sold as of September 30, 2004. For $9.7 million of this exposure, the percentage of the tax liabilities, which our Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines by 10% each year thereafter until December 31, 2007. See Note 13 - Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities. Also, see Note 14 - Subsequent Events to our Consolidated Financial Statements regarding tax indemnity payments due as a result of the sale of our industrial portfolio.

(E) Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. No dividend has been declared or paid for the first three quarters of 2004 or for the last two quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The amount shown for 2004 includes this arrearage plus the dividend for the second quarter of 2003 which was paid on October 29, 2004 and the fourth quarter 2004 dividend.

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

    Our Board  suspended  the payment of dividends  for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. On October 29, 2004, we paid a quarterly distribution of $0.5625 per share on our Series B Shares for shareholders of record on September 30, 2004. Under our declaration of trust, this distribution is deemed to be a quarterly distribution which relates to the second quarter 2003 distribution period, the earliest accrued but unpaid quarterly distributions on our Series B Shares. There can be no assurances as to the timing and amounts of any future distributions on our Series B Shares and the payment of the second quarter 2003 preferred distribution at this time should not be construed to convey any degree of certainty with respect to future preferred distribution payments. After payment of the second quarter 2003 Series B distribution on October 29, 2004, we are in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

    Indebtedness. Our aggregate indebtedness was $516.5 million at September 30, 2004. This indebtedness had a weighted average maturity of 4.04 years and bore interest at a weighted average interest rate of 6.16% per annum. At September 30, 2004, $264.2 million, or 51.2%, bore interest at a fixed rate, and $252.3 million, or 48.8% of such indebtedness, including $24.9 million of tax-exempt bonds, bore interest at variable rates. Of the $252.3 million of variable rate debt, $217.9 million was subject to various interest rate cap agreements.

    In October 2004, the first closing related to a sale of our industrial portfolio was consummated, which resulted in the repayment of $11.8 million of debt and the assumption by the purchaser of $38.8 million of property level debt. In addition, we utilized a portion of the proceeds from the sale to repay $10.9 million of mezzanine financing secured by our 180 North LaSalle Street property and $11.9 million of mezzanine financing secured by our 208 South LaSalle Street and Jorie Plaza properties.

    Prior to the closing of the sale of our 33 West Monroe Street property, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to the property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we (i) funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may incur in the future relating to the mezzanine loan and (ii) agreed to maintain unrestricted cash balances and line of credit availability at the end of each calendar quarter equal to the outstanding principal amount of the mezzanine loan. In conjunction with the closing of the sale of a portion of our industrial portfolio and repayment of the mezzanine loan, the escrow has been returned to the Company and the minimum cash balance requirement is no longer required (see Note 14--Subsequent Events to our Consolidated Financial Statements).

    Interest Rate Protection Agreements. We have entered into the following interest rate protection agreements:

                                        Notional
                                         Amount
                                         as of         Capped
                                      September 30,    LIBOR      Effective   Expiration
        Loan Associated with              2004         Rate         Date         Date
------------------------------------- ------------- ----------- ------------- ------------

33 West Monroe Street
  First Mortgage Loan (1)           $  65,500,000      6.50%     1/31/03      10/31/04
Jorie Plaza & 208 South LaSalle
  Street Mezzanine Loan (2)            11,900,000      7.50      7/01/03      11/15/04
180 North LaSalle Street
  Mezzanine Loan (2)                   11,000,000      4.50     11/15/03      11/15/04
IBM Plaza
  First Mortgage/Mezzanine Loans      195,000,000      6.60      2/21/03       3/15/06


(1) The original notional amount of this interest rate cap was $67.0 million. On May 27, 2003, $7.0 million of the loan hedged by this derivative was repaid and a notional amount of $7.0 million of the interest rate cap was de-designated as a cash flow hedge and has been marked-to-market through earnings. On April 16, 2004, simultaneous with the sale of the 33 West Monroe Street property, the remaining principal balance of this loan was repaid and the remainder of the interest rate cap was de-designated as a cash flow hedge and was marked-to-market through earnings each period until its expiration. The impact of the change in value for the three months ended September 30, 2004 was nominal.

(2) On October 12, 2004, this loan was repaid utilizing proceeds from the sale of our industrial properties and the remainder of the interest rate cap was de-designated as a cash flow hedge and will be marked-to-market through earnings until its expiration.

    No amounts were received under the terms of any of the interest rate protection agreements in 2004 or 2003.

    Debt Repayments. Scheduled principal payments were made on various loans bringing the total debt repaid for the three months ended September 30, 2004 to $1.3 million.

    Capital Improvements. Our properties require periodic investments of capital for tenant-related capital improvements. During the years ended December 31, 2003 and 2002, our tenant improvements and leasing commissions averaged $37.75 and $26.94, respectively, per square foot of newly-leased office space totaling 427,756 and 70,969 square feet, respectively; $16.85 and $13.18, respectively, per square foot of office leases renewed by existing tenants, totaling 303,965 and 277,248 square feet, respectively; and $1.78 and $0.00, respectively, per square foot of newly-leased industrial space totaling 215,267 and 154,275 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $5.0 million annually based upon an estimate of $0.41 per square foot. For the nine months ended September 30, 2004, we incurred $2.4 million of capital improvement expenditures, and we are budgeting over $2.6 million of capital expenditures for the remainder of 2004.

Off - Balance Sheet Arrangements

    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, we are not involved in any unconsolidated SPE transactions.

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

    The following  table  represents  the unaudited GAAP  Reconciliation  of Net
(Loss) Income to Funds from Operations for the three and nine months ended September 30, 2004 and 2003:



                                           Three Months Ended     Nine Months Ended
                                              September 30          September 30
                                         --------------------------------------------
                                             2004       2003       2004       2003
                                         --------------------------------------------
                                                   (dollars in thousands)

Net (loss) income (1)....................$  (2,849) $  (3,876) $(12,811)  $ 11,114
Adjustments to reconcile to Funds from
  Operations available to common
    shareholders:
  Real estate depreciation and
    amortization (2).....................    5,030      7,369    15,287     21,877
  Amortization of costs for leases
    assumed (3)..........................       72        675       216      1,742
  Joint venture adjustments .............    4,487        873    13,365      2,598
  Loss on sale of operating property,
    net of minority interests............       15          -        85          -
Adjustment for discontinued operations:
  Real estate depreciation and
    amortization (4).....................        -      1,996     3,398      6,779
  Gain on sale (included in discontinued
    operations) (5)......................     (109)         -       (53)    (1,220)
  Minority interests.....................      193       (300)      (21)    11,274
Minority interests.......................     (805)      (502)   (2,492)    (4,855)
                                         --------------------------------------------
Funds From Operations (1)................    6,034      6,235    16,974     49,309
  Income allocated to preferred
    shareholders.........................   (2,250)    (2,250)   (6,750)    (6,750)
                                         --------------------------------------------
Funds from Operations available to
  common shareholders....................$   3,784  $   3,985  $ 10,224  $  42,559
                                         ============================================
FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
   Basic and Diluted.....................$    0.14  $    0.15 $    0.38  $    1.59
                                         ============================================
Weighted average shares/units of
   beneficial interest:
     Common shares.......................   23,672     23,665    23,671     18,919
     Nonvested employee stock grants.....        9          6         7          6
     Operating Partnership units.........    3,076      3,076     3,076      7,822
                                         --------------------------------------------
      Basic..............................   26,757     26,747    26,754     26,747
                                         ============================================

     Common shares.......................   23,672     23,665    23,671     18,919
     Nonvested employee stock grants.....        9          6         7          6
     Employee stock options..............        8         17        12         12
     Operating Partnership units.........    3,076      3,076     3,076      7,822
                                         --------------------------------------------
      Diluted............................   26,765     26,764    26,766     26,759
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

(2) Depreciation and amortization expense for the three months and nine months ended September 30, 2004 decreased $2.3 million and $6.6 million, respectively, related to Bank One Center, which, effective October 2003 is no longer consolidated into our operations.

(3) For the three and nine months ended September 30, 2004, amortization of costs for leases assumed decreased $0.6 million and $1.5 million, respectively, primarily due to the amortization of the Citadel lease assumption costs at Bank One Center in 2003. This property is now accounted for under the equity method of accounting.

(4) The real estate depreciation and amortization for discontinued operations for the nine months ended September 30, 2004 relates to the 33 West Monroe Street property that was sold April 16, 2004 and the industrial properties held for sale at September 30, 2004. The real estate depreciation and amortization for discontinued operations for the three and nine months ended September 30, 2003 relates to the above-mentioned properties as well as the National City Center property which was sold June 18, 2003.

(5) The gain on sale of real estate of $1.2 million for the nine months ended September 30, 2003 resulted from the sale of our National City Center property.


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

    As of September 30, 2004, $252.3 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. The floating rate debt includes $217.9 million subject to various interest rate cap agreements. Inflation, and its impact on interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgages and notes payable and bonds payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2004. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.




                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                               ----------------------------------------------------------------------
                                   2004      2005     2006      2007      2008   Thereafter  Total
                               ----------------------------------------------------------------------
                                                       (Dollars in Millions)
Liabilities
Mortgage notes payable:
Fixed rate amount...........     $ 1.1       $6.7    $  4.8    $ 5.1     $46.2    $200.3    $264.2
Weighted-average interest
 rate (1)...................       7.04%      7.15%     7.05%    7.06%     7.16%     7.00%

Variable rate amount........     $28.5       $3.9    $195.0         -         -         -   $227.4
Weighted-average interest
 rate (1)...................       7.79%      5.50%     5.03%

Bonds payable:
Variable rate amount (2)....          -          -         -   $24.9          -         -   $ 24.9
Weighted-average interest
 rate (1)...................          -          -         -     3.85%        -         -

Interest rate cap
 agreements (1):
Notional amount.............     $88.4           -   $195.0         -         -         -   $283.4
Cap rate....................       6.39%         -      6.60%       -         -         -



(1) Based upon the rates in effect at September 30, 2004, the weighted-average interest rates on our mortgage notes payable and bonds payable at September 30, 2004 were 6.27% and 3.85%, respectively. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $1.2 million. The maturity date of January 5, 2013 for the senior loan on our Continental Towers office property is contingent upon an agreement between the lender and the Company, as to a modification of the loan's interest rate and other major loan terms, on or before April 30, 2005, which may increase the interest rate on the loan beyond the current rate of 7.22% as described in the loan documents. If the revised terms are not acceptable to us, the loan may be repaid without penalty.

(2) The bonds payable of $24.9 million are collateralized by letters of credit of $25.2 million. The scheduled maturity date for the bonds is 2022. The letters of credit mature on January 2, 2007. Subsequent to September 30, 2004, these bonds were assumed by the purchaser of our industrial portfolio (see Note 14--Subsequent Events to our Consolidated Financial Statements).

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

    In the Complaint, 180 Acquisition alleged that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We settled this matter for a payment of $275,000 and we were reimbursed for $68,750 of the settlement by one of our insurance carriers. This settlement was accrued, net of estimated reimbursement, at June 30, 2004.

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

              DESCRIPTION

              Reports on Form 8-K:

              We filed the following reports on Form 8-K during the third quarter of 2004:

              Form 8-K dated August 5, 2004 (filed August 6, 2004, File No. 13589), announcing our entering into an agreement to sell substantially all of our industrial assets.

              Form 8-K dated August 9, 2004 (filed August 10, 2004, File No. 13589), announcing our consolidated financial results and certain supplemental information pursuant to Item 12, Results of Operations and Financial Condition, and under Item 9, Regulation FD Disclosure, in accordance with the Securities and Exchange Commission's interim filing guidance set forth in Release No. 34-47583.

              Form 8-K dated September 17, 2004 (filed September 23, 2004) disclosing the declaration by our Board of Trustees of a quarterly distribution on our Series B Preferred Shares.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIME GROUP REALTY TRUST

                                          Registrant



Date:   November 3, 2004
                                          /s/ Richard M. FitzPatrick
                                          --------------------------
                                          Richard M. FitzPatrick
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer of the Registrant)

                                                                   Exhibit 12.1
                            Prime Group Realty Trust
             Statements Regarding Computation of Ratios of Earnings
           to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)




                                                   Three Months Ended    Nine Months Ended
                                                      September 30         September 30
                                                  -------------------------------------------
Earnings (1):                                        2004      2003       2004       2003
                                                  -------------------------------------------

 Loss from continuing operations before
  minority interest per the consolidated
  financial statements.........................   $  (5,265) $ (2,070) $ (15,099) $  (8,715)
 Interest expense..............................       7,271    12,596     21,686     39,516
 Amortization of debt issuance costs...........         456       883      1,241      3,595
                                                  -------------------------------------------
 Earnings......................................   $   2,462  $ 11,409  $   7,828  $  34,396
                                                  ===========================================
Fixed Charges (1):
 Interest expense..............................   $   7,271  $ 12,596  $  21,686  $  39,516
 Capitalization of interest expense............           -       884          -      3,715
 Amortization of debt issuance costs...........         456       883      1,241      3,595
 Preferred share distributions.................       2,250     2,250      6,750      6,750
                                                  -------------------------------------------
 Total fixed charges...........................   $   9,977  $ 16,613  $  29,677  $  53,576
                                                  ===========================================
  Ratio of earnings to combined fixed charges
    and preferred share distributions..........           -         -          -          -
                                                  ===========================================
 Deficit of earnings to combined fixed charges
    and preferred share distributions..........   $  (7,515) $ (5,204) $ (21,849) $ (19,180)
                                                  ===========================================
 Funds from Operations (1):
 Funds from operations.........................   $   3,784  $  3,985  $  10,224  $  42,559
 Interest expense..............................       7,271    12,596     21,686     39,516
 Amortization of debt issuance costs...........         456       883      1,241      3,595
                                                  -------------------------------------------
 Adjusted funds from operations................   $  11,511  $ 17,464  $  33,151  $  85,670
                                                  ===========================================
 Fixed Charges (1):
 Interest expense..............................   $   7,271  $ 12,596  $  21,686  $  39,516
 Capitalization of interest expense............           -       884          -      3,715
 Amortization of debt issuance costs...........         456       883      1,241      3,595
 Preferred share distributions.................       2,250     2,250      6,750      6,750
                                                  -------------------------------------------
 Total fixed charges...........................   $   9,977  $ 16,613  $  29,677  $  53,576
                                                  ===========================================
 Ratio of funds from operations to combined
    fixed charges and preferred share
    distributions..............................        1.15      1.05       1.12       1.60
                                                  ===========================================
 Excess of funds from operations to combined
    fixed charges and preferred share
    distributions..............................   $   1,534  $    851  $   3,474  $  32,094
                                                  ===========================================




(1) Information for the three and nine months ended September 30, 2003 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2003 and 2004 from continuing operations to discontinued operations.