Form 10-K
period 2004-12-31
PRIME GROUP REALTY TRUST
filed 2005-03-03
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                    Securities registered pursuant to Section
                               12(b) of the Act:

      Title of each class       Name of each exchange on which registered
      -------------------       -----------------------------------------
   Common Shares of Beneficial           New York Stock Exchange
    Interest, $0.01 par value
           per share
      Series B - Cumulative              New York Stock Exchange
   Redeemable Preferred Shares of
   Beneficial Interest, $0.01 par
         value per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No
                                         ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). X Yes ___No
                                   ---
     The aggregate market value of the registrant's common shares held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $125,037,639 based on the per share closing price on the New York Stock Exchange for such shares on June 30, 2004.

     The number of the registrant's common shares outstanding was 23,681,371 as of March 1, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held on June 3, 2005.

                                      INDEX


PART I
                                                                            PAGE

Item 1.     Business...........................................................4
Item 2.     Properties........................................................16
Item 3.     Legal Proceedings.................................................18
Item 4.     Submission of Matters to a Vote of Security Holders...............19

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...............20
Item 6.     Selected Financial Data...........................................22
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................29
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........56
Item 8.     Financial Statements and Supplementary Data.......................57
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................57
Item 9A.    Controls and Procedures...........................................57
Item 9B.      Other Information...............................................57

PART III

Item 10.    Directors and Executive Officers of the Registrant................58
Item 11.    Executive Compensation............................................58
Item 12.    Security Ownership of Certain Beneficial Owners and Management....59
Item 13.    Certain Relationships and Related Transactions....................60
Item 14.    Principal Accounting Fees and Services............................60

PART IV

Item 15.    Exhibits and Financial Statement Schedules........................61

            Signatures........................................................76

     Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2004.

Among the matters about which we have made assumptions are the following:

o future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;

o    the extent of any tenant bankruptcies or defaults that may occur;

o    ability or inability to renew existing tenant leases;

o    prevailing interest rates;

o the effect of inflation and other factors on operating expenses and real estate taxes;

o    our ability to minimize  various  expenses as a percentage of our revenues;
     and

o    the availability of financing and capital.

     In addition, historical results and percentage relationships set forth in this Annual Report on Form 10-K are not necessarily indicative of future operations.

                                     PART I

ITEM 1.  BUSINESS

Background and General

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 11 office properties, containing an aggregate of 4.6 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet (See the "Properties" section for detailed information concerning the individual properties). All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we own 6.3 acres of developable land and have the right to acquire an additional 1.3 acres. We also have three joint venture interests in office properties containing an aggregate of 2.8 million net rentable square feet.

     Our three joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consist of a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive, located in Chicago, Illinois, a 30% subordinated common interest in a joint venture which owns the 1,503,238 square foot Bank One Center office building located at 131 South Dearborn Street, located in Chicago, Illinois and a 23.1% common interest in a joint venture that owns a 383,509 square foot office complex located in Phoenix, Arizona.

     Our Company was formed on July 21, 1997 as a Maryland real estate investment trust and we completed the initial public offering of our common shares on November 17, 1997. Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

     We are the sole general partner of, and currently own all of the preferred units and 88.5% of the common interests in Prime Group Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). We conduct substantially all of our business through the Operating Partnership, except for certain services requested by our tenants, certain management contracts and build-to-suit construction activities, which are conducted through Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively, the "Services Company"), a wholly-owned subsidiary of the Operating Partnership.

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

Business Strategy

     Our business strategy is to operate our portfolio of properties to create the optimum level of service and value to our tenants, to retain our existing tenant base as their leases expire, to search for and identify prospective tenants for space in our properties which is unoccupied or is subject to expiring leases and to create maximum portfolio value for our shareholders. As we have previously disclosed, we are continuing to pursue an initiative to complete a strategic transaction.

     Review of Strategic Alternatives. In December 2002, our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. On February 16, 2005, we entered into an amendment to our engagement letter with one of these advisors, Wachovia Capital Markets, LLC ("Wachovia"), extending their engagement through December 20, 2005. The engagement of our other financial advisor expired in December 2003.

     On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC ("Prime/Mansur") and certain of its affiliates. Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our Board. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our Board approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms, because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

     On December 8, 2004, we filed an action in the Circuit Court for Montgomery County, Maryland (the "Maryland State Court") against Prime/Mansur Investment Partners, LLC and certain of its affiliates. In this action, we are seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically, in accordance with its terms, on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

     On January 3, 2005, Prime/Mansur and certain additional affiliates filed a lawsuit against us and our Operating Partnership in the Maryland State Court. In the complaint, Prime/Mansur alleges, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur is seeking damages from the Maryland State Court in excess of $50.0 million and other relief, including specific performance. We vigorously deny the allegations in the complaint and believe that the allegations have no merit. We intend to diligently defend ourselves against this lawsuit and to continue to aggressively pursue our declaratory judgment lawsuit against Prime/Mansur.

     On February 11, 2005, the Maryland Court consolidated the two lawsuits referred to above and granted our request to assign the case to an expedited hearing track.

     On February 17, 2005 we and an affiliate of The Lightstone Group, LLC ("Lightstone"), entered into a definitive agreement and plan of merger. Under the merger agreement Lightstone will acquire our common shares and common limited partnership units for $7.25 in cash, plus the assumption of our outstanding debt. Our Board has unanimously approved the transaction and intends to recommend it for approval by our common shareholders. The parties expect to close the transaction in the second quarter, or early in the third quarter, of 2005. In connection with the merger agreement, Lightstone funded a $10.0 million earnest money deposit into an escrow.

     Our Cumulative Redeemable Preferred Shares ("Series B Shares") will remain outstanding after the transaction is completed. At the closing of the transaction, all accrued but unpaid distributions on our Series B Shares, plus distributions on our Series B Shares for the entire calendar quarter in which the transaction closes, will be paid to the holders of our Series B Shares.

     The closing of the merger agreement is subject to, among other things, a number of customary conditions including the approval by the holders of our common shares. The transaction is not subject to any financing condition.

     Our continuing goal is to achieve a desirable result for our shareholders which may include a strategic transaction(s) and/or the continued implementation of our primary business strategy, as discussed below. There can be no assurances that any transaction or transactions will occur. We anticipate the net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) may be used for a variety of purposes including, but not limited to, the repayment of debt, to provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, the payment of accumulated unpaid dividends on our Series B Shares and/or for distributions to our common shareholders and common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

     Ongoing Operations. Our primary business is to focus on the operation, leasing and management of our existing real estate properties.

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

     Liquidity and Capital Requirements. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income, adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

     In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. Due to a number of factors, including our capital requirements in our operating environment, our Board decided in January and April, 2002 to suspend the declaration and payment of distributions on our common shares and Series B Shares dividends, respectively. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October 2004 and January 2005. On February 28, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the fourth quarter 2003 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. We are in arrears for five quarters of Series B Share dividends for a total of $11.3 million. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

     On April 16, 2004, we sold our 33 West Monroe Street property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations. Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million in net proceeds from the sale.

     In October and November 2004, we sold 29 of our industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana, one of our office properties, consisting of 50,400 square feet, located in Illinois, and three land parcels consisting of 128 acres located in Illinois, plus an additional 74.3 acres of land included as part of our heavy-crane portfolio. Net proceeds after repayment or buyer assumption of mortgage and bond debt collateralized by the properties, closing costs and prorations and a tax indemnity payment obligation were $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. In addition, we agreed to fund approximately $0.9 million should two tenants fail to pay the future rent due under their leases for specific periods of time. Subsequent to the sale, we repaid $22.8 million of maturing mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide additional working capital and liquidity for the Company.

     We can give no assurances that, if any further capital transactions are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed either during 2005 or thereafter, or that we will be able to pay future dividends on our Series B Shares. We currently do not anticipate declaring or paying distributions on our common shares/units in 2005.

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

     The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. As a result of the repayment of indebtedness and debt assumptions from the sale of a portion of our industrial portfolio in October 2004, certain covenants that we had previously failed are no longer in effect. As of December 31, 2004, we are in compliance with the requirements of all remaining financial covenants.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our current common shareholders.

     Acquisition and Development Activity. Given the general economic conditions and our capital availability, we do not anticipate any significant property acquisitions or development during the next year. Certain tax-deferred exchanges, however, may be desirable in connection with property sales in order to eliminate or minimize any payments required under existing tax indemnification agreements.

     Financing. In December 1998, our Board adopted a financing policy with the following targets: (i) a minimum interest coverage ratio of 2.25, (ii) a minimum fixed coverage charge ratio of 1.90, (iii) a ratio of debt-to-net asset value of no more than 50% and (iv) unencumbered cash and credit availability of at least $40.0 million, of which $15.0 million should be cash on hand. The foregoing ratios and measures are calculated pursuant to detailed definitions set by our Board, and, in some instances, have been adjusted over time pursuant to a schedule set by our Board. The above targets do not bind the Board and do not mean that we will operate within each of these ratios at any or all times. Our Board must approve all material financing and acquisition or disposition activities until the targets are met. Our Board has approved in the past, and has the authority to approve in the future, transactions and other actions which would cause non-compliance with this policy.

     At present we are not in compliance with the targets (i), (ii) and (iii) above and do not anticipate being in compliance during 2005. Our Board may alter our financing policy without the consent of our shareholders, and our organizational documents do not limit the amount or type of indebtedness that we may incur.

     Recent Developments

     Dispositions. During the period from January 1, 2004 through December 31, 2004, we sold the following operating properties and parcels of land.

                                                 Net                           Mortgage
                                           Rentable Square     Sales Price       Debt         Month
         Property             Location        Feet/Acres      (in millions)  (in millions)    Sold
---------------------------------------------------------------------------------------------------------

Sold
Office:
   33 West Monroe Street(1)   Chicago, IL     852,075             $  69.6        $  59.3      April
                                                                  =======        =======

Portfolio Sale(2):
Office:
   1301 E. Tower Road         Schaumburg, IL   50,400

Warehouse/distribution
  Facilities:
   425 E. Algonquin Road      Arlington       304,506
                              Heights, IL
   1455 Sequoia Drive         Aurora, IL      257,600
   200 S. Mitchell            Addison, IL     152,200
   11045 Gage Avenue          Franklin        136,600
                              Park, IL
   4248, 4250 and 4300        Hillside, IL    127,129
     Madison Street
   4211 Madison Street        Hillside, IL     90,344
   4160-4190 W. Madison       Hillside, IL     79,532
     Street
   342-346 Carol Lane         Elmhurst, IL     67,935
   200 E. Fullerton Avenue    Carol            66,254
                              Stream, IL
   555 Kirk Road              St.              62,400
                              Charles, IL
   370 Carol Lane             Elmhurst, IL     60,290
   550 Kehoe Blvd.            Carol            44,575
                              Stream, IL
   1543 Abbott Drive          Wheeling, IL     43,930
   388 Carol Lane             Elmhurst, IL     40,502
   343 Carol Lane             Elmhurst, IL     30,084
   350 Randy Road             Carol            25,200
                              Stream, IL
   11039 Gage Avenue          Franklin         21,935
                              Park, IL
   1401 S. Jefferson Street   Chicago, IL      17,265

Overhead Crane/Manufacturing
   Facilities:
Chicago Enterprise Center     Chicago, IL
   13535-A S. Torrence                        385,345
   Avenue
   13535-B S. Torrence                        242,199
   Avenue
   13535-C S. Torrence                         99,333
   Avenue
   13535-D S. Torrence                         77,325
   Avenue
   13535-E S. Torrence                         50,983
   Avenue
   13535-F S. Torrence                         56,486
   Avenue
   13535-G S. Torrence                         55,213
   Avenue
   13535-H S. Torrence                         73,442
   Avenue
   East Chicago Enterprise    East
   Center                     Chicago, IN
     4407 Railroad Avenue -                   169,435
    Building 2
     4407 Railroad Avenue -                   291,550
    Building 3
     4407 Railroad Avenue -                    87,484
     Building 4
     4635 Railroad Avenue -                    14,070
Hammond Enterprise Center     Hammond, IN
   4507 Columbia Avenue                       256,595
   4527 Columbia Avenue                        16,701
   4531 Columbia Avenue                       250,266
                                          -------------------
                                            3,805,108
                                          ===================
Land:
   Aurora Land                Aurora, IL         73.2
   DeKalb Land                DeKalb, IL         36.3
   Batavia Land               Batavia, IL        18.8

                                                                                             October/
Total Portfolio Sale                                             $125.1         $   65.1     November
                                                            ===============================

Land:
   Carol Stream Land(3)       Carol Stream IL     6.1             $ 1.2        $      -       December
                                                            ===============================


(1) We sold this property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent and (ii) plus or minus other customary prorations. Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt on the property having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million in net proceeds from the sale. During the fourth quarter of 2003, we had recorded an asset impairment charge of $43.4 million related to this property. After reflecting this impairment, we recognized a gain of $0.4 on this sale.

(2) Net proceeds from the sale of these properties after repayment or buyer assumption of mortgage and bond debt collateralized by the properties, closing costs and a tax indemnity payment obligation were $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. In addition, we agreed to fund approximately $0.9 million should two tenants fail to pay the future rent due under their leases for specific periods of time. Subsequent to the sale, we repaid $22.8 million of maturing mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide us additional working capital and liquidity. We recognized a gain of $9.5 million on this sale.

(3) Net proceeds from the sale of this property were $1.2 million. We recognized a gain of $0.4 million on this sale.

     On January 15, 2004, we acquired fee title ownership to the 180 North LaSalle Street office property for a $0.1 million payment. We had previously consolidated the operations of this property in 2001 and thereafter since we had the economic risks and rewards of ownership through our interest in the second mortgage encumbering this property.

     Indebtedness. During 2004, we completed the following transactions with respect to our indebtedness:



                                                 Loan
                                              Principal                                      Original
                                                Amount                        Transaction    Maturity
        Collateral          Type of Loan    (in millions)     Interest Rate      Date          Date
---------------------------------------------------------------------------------------------------------

New Indebtedness
   180 N. LaSalle Street   First Mortgage         $67.0             5.43%          1/04        2/11

Indebtedness Retirement
   180 N. LaSalle Street   REMIC                   60.0       LIBOR + 3.75%        1/04        1/04
   33 West Monroe Street   First Mortgage          59.3       LIBOR + 1.50%        4/04       11/05
   180 N. LaSalle Street   Mezzanine               10.9       LIBOR + 7.00%       10/04       11/04
   Various Properties      Mezzanine               11.9       LIBOR + 7.00%       10/04       11/04
   Various Properties(1)   Bonds                   24.9             4.13%         10/04        1/07
   555 Kirk Road and 1541  First Mortgage           2.3             7.35%         10/04        4/05
     Abbott Drive
   1455 Sequoia Drive      First Mortgage           5.6       LIBOR + 2.50%       10/04        5/04
   200 S. Mitchell         First Mortgage           4.0       PRIME + 1.00%       10/04        9/05
   Various Properties(1)   First Mortgage          13.9             7.17%         10/04        5/08
   Various Properties(1)   First Mortgage          14.5             7.17%         11/04        5/08

Principal Payments
   Amortization            Various                  5.2          Various        Various      Various




(1) This debt was assumed by the purchaser of substantially all of our industrial properties.

     We had previously held subordinate interests in the first mortgage interest in the 180 North LaSalle Street property. Simultaneous with our acquisition of fee title ownership in the property in January 2004, we refinanced the property with the proceeds of a first mortgage loan. Principal and interest payments are based upon a 30-year amortization period.

     At closing of the refinancing, we funded leasing and capital replacement reserves of $5.1 million from proceeds. In addition, a $2.7 million leasing escrow was released. We also agreed to fund into the leasing reserve escrow an additional $0.1 million per month for 36 months beginning March 2004. The amounts in the reserves can be drawn by us to pay for approved leasing expenditures relating to the property. The loan documents also require us to fund approximately $13,000 per month beginning March 2004 into a capital replacement reserve to be used for approved capital expenditures at the property. We used a portion of the proceeds of the loan to repay the pre-existing third-party debt encumbering the property of $60.0 million, fund the reserve escrows and pay closing costs. After these payments, we received approximately $4.2 million of net proceeds.

     Prior to the closing of the sale of our 33 West Monroe Street property in April 2004, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to this property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may incur in the future relating to the mezzanine using proceeds from the sale of our industrial portfolio. The escrow was released upon repayment of the mezzanine loan in October 2004.

     Shareholders and Board of Trustees Developments. On August 3, 2004, our then Chairman of the Board, Stephen J. Nardi, retired as Chairman. Mr. Nardi remains on the Board as a non-employee Trustee. Douglas Crocker II, one of our existing Trustees, was appointed Chairman of the Board. In addition, Jeffrey A. Patterson, our existing President and Chief Investment Officer, was named President and Chief Executive Officer. Mr. Crocker serves as a non-employee and independent Chairman. In connection with Mr. Nardi's resignation, the Board approved a separation payment for Mr. Nardi of $300,000.

     On February 28, 2005, our Board increased its size from six to seven members and elected Mr. Patterson to fill the newly created position on the Board. Mr. Patterson was elected as a Class III Trustee with a term expiring at our 2006 Annual Shareholders Meeting.

     Included in receivables is an amount due from Mr. Nardi totaling $0.9 million. The receivable relates to a prior master lease obligation with Mr. Nardi and is payable from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve in the full amount of this receivable was established in 2004.

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

Services Company

     We provide certain services requested by tenants through our Services Company. As a Taxable REIT Subsidiary, our Services Company can provide services to tenants of our properties, even if these services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from the properties to be treated as other than rents from real property by the Internal Revenue Service under the Code. Our Services Company provides leasing and property management services to the unconsolidated joint ventures that own the Bank One Center and 77 West Wacker Drive office properties. In January 2004, concurrent with acquiring fee title to our 180 North LaSalle Street property, our Operating Partnership replaced our Services Company as its leasing and managing agent.

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

     We are aware of contamination at the Chicago, East Chicago and Hammond Enterprise Centers that we previously owned and which were sold in October 2004. These properties were already in remediation programs sponsored by the states in which they are located. Our environmental consultants previously estimated that remedial action plans for these properties would have a probable cost of approximately $3.2 million. The Prime Group, Inc. ("PGI"), the owner of the above-mentioned industrial properties prior to us, contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with these properties. In September 2004, PGI paid us $1.25 million related to this indemnification, and in November 2004 PGI paid us an additional $1.85 million related to this indemnification. Upon receipt of this second payment, we released PGI from any further indemnity obligations.

     During the due diligence process in connection with the sale of the above properties, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs described above. In connection with the sale, the purchaser of these properties has agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us.

     We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all of the costs associated with the environmental remediation and the tenant has purchased the property. The second property, which was sold as part of the industrial portfolio sale, was placed in the remediation program sponsored by the state in which it is located and the previous owner has obtained a no further remediation letter from the Illinois Environmental Protection Agency approving the completion of the remediation work. Accordingly, we do not anticipate any material liability related to these environmental matters.

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

     We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of the environmental assessments of our properties have revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our financial condition could be further adversely affected.

     Costs of Compliance with Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements, however, we may incur additional costs to fully comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our capital and operating resources could be adversely affected.

     Costs of Compliance with Chapter 13-196 of the Municipal Code of the City of Chicago (the "sprinkler ordinance). The City of Chicago passed a new high-rise fire sprinkler ordinance on December 15, 2004. Under the sprinkler ordinance, all buildings in the City of Chicago exceeding 80 feet in height above grade (a "High-Rise Building") are required to install automatic sprinkler systems and other related improvements. The ordinance requires that (i) one-third of the gross square footage of every High Rise Building must be equipped with automatic sprinklers by January 1, 2009, (ii) two-thirds of the gross square footage must be equipped by January 1, 2013, and (iii) the entire gross square footage must be equipped by January 1, 2017. Our 208 South LaSalle Street property does not have an automatic sprinkler system and our 180 North LaSalle Street property is equipped with an automatic sprinkler system covering approximately 60% of the gross square footage of the building. Our other properties meeting the definition of a High-Rise Building that are located in the City of Chicago are equipped with automatic sprinklers.

     We anticipate complying with the ordinance at 180 North LaSalle Street by installing automatic sprinklers as we renovate floors for existing and new tenants and we anticipate 100% of the building's gross square footage will have automatic sprinklers in place in advance of the requirements of the sprinkler ordinance. The installation of an automatic sprinkler system in 208 South LaSalle Street will also be required pursuant to the above schedule and will require a material capital investment. The 180 North LaSalle Street and the 208 South LaSalle Street properties are comprised of 767,292 and 865,655 square feet, respectively. The Building Owner and Manager Association of Chicago estimates the cost to install the required sprinkler systems is in the range of $8 to $10 per square foot of building area, although there is no assurance that this will be the actual cost we incur.

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

Insurance

     In the regular course of our business, we maintain comprehensive liability and all-risk property insurance with respect to our properties provided by reputable companies with commercially reasonable deductibles, limits and policy specifications customarily covered for similar properties. Our management believes that such insurance adequately covers our properties.

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

     Our primary policy and excess policies include coverage for flood and earthquake losses. In certain instances our policy sub-limits for these losses may be less than the value of specific properties. Our properties are not located in geographical areas typically subject to flood or earthquake losses. However, we may be at risk of financial losses resulting from losses that exceed these policy sub-limits.

     We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance (the "liability policies") in amounts and limits that are similar to other property owners in geographic areas similar to that of our properties. Our liability policies include coverage for acts of terrorism as a covered loss. Additionally, we maintain workers compensation in compliance with statutory limits and requirements as well as employers liability insurance. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.

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

Employees

     As of December 31, 2004, we had approximately 124 full-time employees. We believe that our relations with our employees are satisfactory.

Available Information

     We make available, free of charge, on our Internet website, www.pgrt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with the United States Securities and Exchange Commission. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation, and governance and nominating committees are also available, free of charge, on our Internet website, and are available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations, 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601.

ITEM 2.  PROPERTIES

General

     We own 11 office properties and one industrial property located in the Chicago metropolitan area. This includes Continental Towers, on which we own a second mortgage note which results in a controlling financial interest in this property. We therefore consolidate its operations. In addition, we own a 50% common interest in a joint venture which owns the 944,556 square foot office tower located at 77 West Wacker Drive in downtown Chicago, a 30% subordinated common interest in a joint venture which owns a 1,503,238 square foot office building located at 131 South Dearborn Street in downtown Chicago, known as Bank One Center, and a 23.1% common interest in a venture which owns a 383,509 square foot office complex located in Phoenix, Arizona.

     Our management team has developed or redeveloped a significant number of office properties, such as 77 West Wacker Drive, 180 North LaSalle Street, and Bank One Center, all located in downtown Chicago. In the course of such activities, we have acquired experience across a broad range of development and redevelopment projects.

     We own approximately 6.3 acres of developable land and have the rights to acquire approximately 1.3 acres of additional developable land. However, we do not currently anticipate commencing any new development projects in the near future.

     Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utilities and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants' first year of occupancy ("Base Year") or a negotiated amount approximating the tenants' pro rata share of these expenses ("Expense Stop"). In the latter cases, the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Our industrial property's lease is written on a triple-net lease basis, with the tenant paying all of the real estate taxes, insurance, utilities and other operating expenses for the property.

Properties

     The following table sets forth certain information relating to each of our properties. Through the Operating Partnership and other subsidiaries, we own a 100% interest in all of the office and industrial properties, except for Continental Towers and the unconsolidated joint venture properties identified below. All of the properties are office properties with the exception of 1051 Kirk Road, which is an industrial property.


                                                                               Net        Percentage
                                                             Year Built/     Rentable     Occupied as
                                           Location           Renovated     Square Feet   of 12/31/04
                                    --------------------------------------------------------------------

Wholly-Owned Properties:
IBM Plaza (1)                       Chicago, IL              1971           1,366,468          88.0%
Continental Towers (2)              Rolling Meadows, IL      1977 thru        922,898          77.6%
                                                               1981/2001
208 South LaSalle Street            Chicago, IL              1914/1956/       865,655          86.7%
                                                               1982/1991
180 North LaSalle Street            Chicago, IL              1982/1999        767,292          81.0%
800-810 Jorie Boulevard             Oak Brook, IL            1961/1992        191,666         100.0%
4343 Commerce Court                 Lisle, IL                1989             165,534          88.4%
740-770 Pasquinelli Drive           Westmont, IL             1986             109,982          88.7%
1600-1700 167th Street              Calumet City, IL         1981              64,977          80.9%
280 Shuman Blvd.                    Naperville, IL           1979              65,385          89.3%
Enterprise Center II                Westchester, IL          1999              62,619          86.7%
7100 Madison Avenue                 Willowbrook, IL          1999              50,157         100.0%
1051 N. Kirk Road                   Batavia, IL              1990             120,004         100.0%
                                                                          ----------------
Portfolio total                                                             4,752,637          85.5%
                                                                          ================

Unconsolidated Joint Venture
  Properties:
Bank One Center (3)                 Chicago, IL              2002           1,503,238          72.4%
77 West Wacker Drive (4)            Chicago, IL              1992             944,556          93.8%
Thistle Landing (5)                 Phoenix, AZ              1999             383,509          73.7%




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

   (5) We own a 23.1% common ownership interest in a joint venture that owns this office complex consisting of four office buildings.

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

     On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC and certain of its affiliates ("Prime/Mansur"). Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our Board. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our Board approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

     On December 8, 2004, we filed an action in the Circuit Court for Montgomery County, Maryland (the "Maryland State Court") against Prime/Mansur. In this action we are seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

     On January 3, 2005, Prime/Mansur and certain additional affiliates filed a lawsuit against us and our Operating Partnership, in the Maryland State Court. In the complaint, Prime/Mansur alleges, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur is seeking damages from the Court in excess of $50.0 million and other relief, including specific performance. We vigorously deny the allegations in the complaint and believe that the allegations have no merit. We intend to diligently defend ourselves against this lawsuit and to continue to aggressively pursue our declaratory judgment lawsuit against Prime/Mansur.

     On February 11, 2005, the Maryland Court consolidated the two lawsuits referred to above and granted our request to assign the case to an expedited hearing track.

     On or about April 23, 2004, Winstar Communications, LLC and Winstar of New York LLC ("Winstar") brought suit against a number of commercial real estate companies and a trade association, the Building Owners and Managers Association of New York ("BOMA") in the United States District Court for the Southern District of New York. The suit asserts claims for certain alleged violations of federal and state antitrust laws and a declaratory judgment that the defendants are precluded from terminating Winstar's building access or interfering with Winstar's communications operations until Winstar is permitted to lawfully discontinue service. The suit seeks damages, attorney's fees and a declaratory judgment. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to charge Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants' commercial real estate properties. We are not a named defendant in this litigation, but Winstar is attempting to have certified a class action of defendants consisting of all companies having agreements with Winstar for access to buildings and Winstar has identified us as a member of that defendant class. In separate correspondence to us, Winstar has alleged potential damages in excess of $2 billion against the defendant class. On November 10, 2004, we entered into an agreement with Winstar pursuant to which we released Winstar from their obligation to pay certain de minimis rental obligations to us and Winstar released us from all potential liability relating to this matter.

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

     In the Complaint, 180 Acquisition alleged that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and (ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We settled this matter in 2004 for a payment of $275,000 and we were reimbursed for $68,750 of the settlement by one of our insurance carriers.

     The Internal Revenue Service (the "Service") conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 1999, 2000 and 2001. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza office property which was reported on the examined returns as acquired in connection with a nontaxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property. On July 30, 2004, we received notice from the IRS Chicago Office of Appeals that they had completed their review of all years in question and no adjustments are proposed. This matter has now been formally closed by the IRS and no deficiency is due.

     We are a defendant in various other legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common shares began trading on the New York Stock Exchange ("NYSE") on November 12, 1997, under the symbol "PGE". On March 1, 2005, the reported closing sale price on the NYSE was $7.08, and there were 23,681,371 common shares outstanding held by approximately 2,950 beneficial shareholders of record. The following table sets forth the high and low closing sales prices per common share reported on the NYSE and the common share distributions we paid for the years ended December 31, 2004 and 2003: Cash Distributions High Low Paid (1)
-----------------------------------------------------

Fiscal Year 2004
First quarter                   $ 6.90         $ 6.05             -
Second quarter                    6.48           5.06             -
Third quarter                     5.83           5.15             -
Fourth quarter                    6.43           5.69             -

Fiscal Year 2003
First quarter                   $ 5.44         $ 4.61             -
Second quarter                    6.95           5.19             -
Third quarter                     7.00           6.00             -
Fourth quarter                    6.55           5.97             -

(1) No distributions were declared or paid for the four quarters of 2004 or 2003.

     Due to a number of factors, including our capital resources and requirements, our Board decided not to pay a distribution on the common shares and units beginning with the last quarter 2001 and continuing during 2002, 2003 and 2004. (See "Business - Business Strategies- Liquidity and Capital Requirements.") Any future distributions on our common shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. We can give no assurance that we will be able to complete capital events or, if they are completed, whether they will be on terms that are favorable to us. We also can give no assurances that if capital events are completed on terms favorable to us or otherwise, distributions on our common shares and common units will be resumed in 2005 or thereafter. Distributions on our common shares and common units are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment. In December 2004, our Board declared one quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on December 31, 2004, payable on January 31, 2005. Under our Declaration of Trust, this dividend is deemed to be a quarterly dividend which relates to the third quarter 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. In addition, on February 28, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. We are in arrears for five quarters of Series B Share dividends for a total of $11.3 million and we can give no assurances as to the timing and amounts of dividends on our preferred shares of beneficial interest in future periods.

     Equity Compensation Plans. For a discussion of our equity compensation plans see the information contained in "Security Ownership of Certain Beneficial Owners and Management - Equity Compensation Plan Information" of this report.

     Recent Sales of Unregistered Securities

     The following sets forth certain information as to all securities sold by the Company during 2004 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As to all such transactions, we issued the securities without registration in reliance on the exemption from registration under Section 4(2) of the Securities Act.



                                                                                Number of
            Transferee             Transaction Date      Consideration      Common Shares
-------------------------------   -------------------- ------------------- -----------------

1.  Douglas Crocker II               March 9, 2004            (1)               2,500

2.  Ray H. D'Ardenne                 March 9, 2004            (1)               2,500

3.  Jacque Ducharme                  March 9, 2004            (1)               2,500

4.  Daniel A. Lupiani                March 9, 2004            (1)               2,500

5.  Christopher J. Nassetta          March 9, 2004            (1)               2,500



(1) These restricted common shares were issued to non-employee directors as part of a grant by our Board. The shares vest in four equal installments with the first 25% vesting at March 9, 2004.

     Issuer Purchases of Equity Securities

     None.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth our selected consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.



                                                            Year ended December 31
                                             2004         2003        2002        2001        2000
                                         -------------------------------------------------------------
                                               (Dollars in thousands, except per share amounts)

 Statements of Operations Data (1)
 Revenue:
 Rental...............................   $   65,479   $   84,870   $  70,397   $  71,798 $   77,381
 Tenant reimbursements................       42,934       50,435      43,714      42,747     39,949
 Other property revenues..............        3,763        4,371       4,272       4,704      5,315
 Mortgage note interest...............            -            -           -           -      4,864
 Services Company revenue.............        4,374        2,923       7,366       7,219          -
                                         -----------------------------------------------------------
 Total revenue                              116,550      142,599     125,749     126,468    127,509

 Expenses:
 Property operations..................       31,237       34,640      33,128      33,409     33,380
 Real estate taxes....................       24,048       28,466      24,312      22,826     22,230
 Depreciation and amortization........       22,016       28,683      20,413      20,114     18,807
 General and administrative...........       10,426        9,681       9,794       9,085     10,359
 Services Company operations..........        3,768        2,582       4,811       6,898          -
 Provision for asset impairment.......            -        1,948       6,203      20,337      1,000
 Severance costs......................          322          701       2,525           -          -
 Strategic alternative costs..........        2,374          485       1,561       3,289        717
 Loss on tax indemnification..........            -            -         189       1,191          -
                                         -----------------------------------------------------------
 Total expenses.......................       94,191      107,186     102,936     117,149     86,493
                                         -----------------------------------------------------------

 Operating income.....................       22,359       35,413      22,813       9,319    41,016
 (Loss) income from investments in
    unconsolidated joint ventures.....      (14,878)      (2,249)        810       1,770      (768)
  Other income........................        1,617        1,296       1,380       2,940      8,281
  Interest:
    Expense...........................      (28,500)     (47,853)    (30,660)    (29,032)   (29,885)
    Amortization of deferred
      financing costs.................       (1,667)      (6,957)     (3,691)     (2,978)    (3,786)
                                         -----------------------------------------------------------
 (Loss) income from continuing
    operations before minority
    interests.........................      (21,069)     (20,350)     (9,348)    (17,981)    14,858
 Minority interests...................        3,458        6,453       9,683      11,094     (1,034)
                                         -----------------------------------------------------------
 (Loss) income from continuing
    operations........................      (17,611)     (13,897)        335      (6,887)    13,824
 Discontinued operations, net of
    minority interests of $(873),
    $(6,512), $21,030, $(1,733),
    $(1,969) in 2004, 2003, 2002,
    2001 and 2000, respectively.......        6,721      (21,674)    (29,759)      2,536      3,179
                                         -----------------------------------------------------------
 (Loss) income before (loss) gain on
   sales of real estate and
   cumulative effect of change
     in accounting principles.........      (10,890)     (35,571)    (29,424)     (4,351)    17,003
 (Loss) gain on sales of real
    estate, net of minority
    interests of  $64, $84, $839,
    $(118) and $786 in 2004, 2003,
    2002, 2001 and 2000, respectively.         (493)        (646)     (1,197)       174      (1,271)
 Cumulative effect of change in
    accounting principles, net of
    minority interests of $218 in
    2001 and $1,140 in 2000 (2).......            -            -           -       (321)     (1,843)
                                          ----------------------------------------------------------
    Net (loss) income.................      (11,383)     (36,217)    (30,621)    (4,498)     13,889
 Net income allocated to preferred
    shareholders......................       (9,000)      (9,000)    (11,280)   (12,150)    (12,147)
                                         ----------------------------------------------------------
 Net (loss) income available to
    common shareholders...............   $  (20,383) $   (45,217)  $ (41,901)  $(16,648)  $    1,742
                                         ===========================================================





                                                            Year ended December 31
                                             2004        2003        2002        2001         2000
                                         --------------------------------------------------------------

Basic and diluted earnings available to
  common shares per weighted-average
  common share (3)
(Loss) income from continuing operations   $ (1.12)    $    (1.14)  $    (0.70) $  (1.22)    $   0.11
Discontinued operations, net of minority
  interests.............................      0.28          (1.08)       (1.90)     0.16         0.20
(Loss) gain on sales of real estate, net
  of minority interests.................     (0.02)         (0.03)       (0.07)     0.01        (0.08)
Cumulative effect of change in
  accounting principles, net of minority
  interests.............................         -              -            -     (0.02)       (0.12)
                                         --------------------------------------------------------------
Net (loss) income available per
  weighted-average common share of
  beneficial
  interest -basic and diluted...........  $  (0.86)     $   (2.25)  $    (2.67) $  (1.07)    $   0.11
                                         ==============================================================





                                                            Year ended December 31
                                             2004        2003        2002        2001         2000
                                         --------------------------------------------------------------
                                                            (Dollars in thousands)

Balance Sheet Data
Real estate assets, exclusive of
  property held for or under development
  and property held for sale and before
  accumulated depreciation..............  $  691,221  $  681,933 $ 1,025,271  $  685,601   $  658,170
Total assets............................     767,363     948,781   1,410,181   1,527,649    1,439,093
Mortgage notes and notes payable........     427,445     435,869     693,910     598,135      489,055
Mortgage notes, construction financing
  and bonds payable related to
  properties held for sale..............           -     136,951     210,528     327,001      310,116
Total liabilities.......................     502,785     663,640   1,064,099   1,076,737      924,124
Minority interests......................      19,154      21,803     100,643     128,806      153,206
Series A Preferred Shares...............           -           -           -      40,000       39,850
Shareholders' equity....................     245,424     263,338     245,439     282,106      321,913





                                                -------------------------------------------------------------
                                                                   Year ended December 31
                                                   2004         2003        2002         2001        2000
                                                ------------ ----------- ------------ ----------- -----------

Cash Flow and Operating Data
Funds from operations (4)..................     $   12,689     $ (1,085) $ (29,924)   $  15,786    $40,462
Cash flow provided by (used in):
   Operating activities....................         22,108       56,875     42,320       52,810     64,393
   Investing activities....................        116,613      296,732    (75,951)    (144,744)   (26,248)
   Financing activities....................        (99,598)    (336,799)    42,849       73,248    (32,787)
Ratio of earnings to combined fixed charges
   and preferred share dividends (5).......              -            -          -            -          -
Office Properties:
   Square footage..........................      4,632,633    5,536,065  6,281,263    7,807,576   7,955,524
   Occupancy (%)...........................           85.1         75.1       91.5         92.0        95.7
Industrial Properties:
   Square footage..........................        120,004    3,874,712  3,874,712    3,914,712   4,187,030
   Occupancy (%)...........................          100.0         81.4       84.4         81.7        93.2
Unconsolidated Joint Venture Properties:
   Square footage..........................      2,831,303    2,827,302  2,831,943    1,421,658   1,330,604
   Occupancy (%)...........................           79.7         74.1       39.9         81.9        90.3



(1) Information for the years ended December 31, 2003, 2002, 2001 and 2000 has been restated for the reclassification of the operations of properties, in which we sold 100% of our ownership interest during 2004, 2003 and 2002, from continuing operations to discontinued operations.

(2) In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We granted permanent property easements on portions of certain of our properties in 1999 for which we recorded all of the revenue in 1999 when the easements were granted. In addition, our Services Company previously recognized 100% of certain leasing commissions at the time of lease signing. However, half of the commission amounts were subject to the tenant occupying the space. Under SAB 101, revenue should be recognized over the anticipated period that the easement would be used and lease commissions should be recognized when all conditions related to earning the commission have been settled which usually occurs within twelve months of the lease signing. In determining the periods over which we would recognize revenue under SAB 101, we took into consideration factors such as the expected life of physical structures constructed on easement sites at our properties and other factors that provided an indication of the periods of active use of the easements by the respective grantees. These periods range from five to ten years. We adopted SAB 101 retroactive to January 1, 2000 and recorded a charge to income of $1.8 million, net of minority interests of $1.1 million, representing the cumulative effect of adopting SAB 101 as of January 1, 2000. The cumulative effect represents income recognized in 1999 and relates to the permanent property easements and to leasing activity described above. During 2004, 2003, 2002 and 2001, respectively, we recognized $0.3 million, $0.3 million, $0.3 million and $0.3 million of income (a portion of which is included in other property revenues in the consolidated statement of operations) previously recorded in 1999.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Upon adoption of SFAS 138 and SFAS 133, we recorded as a cumulative effect of an accounting change a net transition adjustment (realized loss) of $0.5 million in net income, and a transition adjustment of $3.2 million as an increase in accumulated other comprehensive loss. Adoption of the standard resulted in a net transition adjustment of $3.8 million on the balance sheet reflected as a $0.5 million reduction in deferred costs, a $1.4 million reduction in investment in unconsolidated entities and a deferred hedge liability of $1.9 million. In August 2001, the Financial Accounting Standards Board ("FASB") issued final guidance on the accounting for options used as hedges under SFAS 133. This guidance is pursuant to Derivatives Implementation Group Issue No. G20 ("G20"). Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in other accumulated comprehensive income on the balance sheet. On September 1, 2001, we adopted G20 for interest rate hedge instruments. Any subsequent unrealized gains or losses due to changes in market value of options, such as interest rate caps, are recorded in the other accumulated comprehensive income.

(3)  Net  income  available  per  weighted-average  common  share of  beneficial interest-basic equals net income divided by 23,671,415, 20,105,183, 15,673,544, 15,630,586 and 15,408,822 common shares for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Net income available per weighted-average share of beneficial interest-diluted equals net income divided by 23,671,415, 20,105,183, 15,673,544, 15,630,586 and
     15,539,337, common shares for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The change in number of weighted-average common shares is principally due to common unitholders in our Operating Partnership exchanging units for common shares.

(4) We compute Funds from Operations in accordance with standards established by the Board of Governors of National Association of Real Estate Investment Trusts ("NAREIT") in its April 2002 White Paper. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net (loss) income, as an indication of our performance or as an alternative to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

(5) The ratios of earnings to combined fixed charges and preferred share dividends were computed by dividing earnings by combined fixed charges and preferred share dividends. For this purpose, earnings consist of income
     (loss) before minority interests, plus combined fixed charges. Combined fixed charges consist of interest incurred, amortization of debt issuance costs and preferred share dividends. Our 2004, 2003, 2002, 2001 and 2000 earnings were insufficient to cover fixed charges by approximately $30.1 million, $33.1 million, $50.6 million, $54.0 million and $11.5 million, respectively.

     The following is our consolidated quarterly summary of operations for 2004:







                                                                            Year ended December 31, 2004
                                                       -----------------------------------------------------------------------
                                                                        Fourth        Third        Second          First
                                                           Total        Quarter      Quarter       Quarter        Quarter
                                                       -----------------------------------------------------------------------
                                                                      (in thousands, except per share amounts)

Total revenue......................................    $     116,550   $  29,058    $  28,932     $    29,056    $   29,504
Total expenses.....................................           94,191      24,282       23,560          23,189        23,160
                                                       -----------------------------------------------------------------------
Operating income...................................           22,359       4,776        5,372           5,867         6,344
Loss from investments in unconsolidated joint
   ventures........................................          (14,878)     (3,581)      (3,449)         (4,560)       (3,288)
Other income.......................................            1,617          75          539             348           655
Interest:
   Expense.........................................          (28,500)     (6,814)      (7,271)         (7,205)       (7,210)
   Amortization of deferred financing costs........           (1,667)       (426)        (456)           (422)         (363)
                                                       -----------------------------------------------------------------------
Loss from continuing operations before minority
   interests.......................................          (21,069)     (5,970)      (5,265)         (5,972)       (3,862)
Minority interests.................................            3,458         966          805           1,043           644
                                                       -----------------------------------------------------------------------
Loss from continuing operations....................          (17,611)     (5,004)      (4,460)         (4,929)       (3,218)
Discontinued operations, net of minority interests
   in the amount of $(894) in the fourth  quarter,
   $(193) in the third quarter, $(19) in the
   second quarter and $233 in the first quarter....            6,721       6,829        1,628              28        (1,764)
                                                       -----------------------------------------------------------------------
(Loss) gain before loss on sales of real estate....          (10,890)      1,825       (2,832)         (4,901)       (4,982)
Loss on sales of real estate, net of minority
   interest of $53 in the fourth quarter, $2 in
   the third quarter, $7 in the second quarter and
   $2 in the first quarter.........................             (493)       (397)         (17)            (61)          (18)
                                                       -----------------------------------------------------------------------
Net (loss) income..................................          (11,383)      1,428       (2,849)         (4,962)       (5,000)
Net income allocated to preferred shareholders.....           (9,000)     (2,250)      (2,250)         (2,250)       (2,250)
                                                       -----------------------------------------------------------------------
Net loss available to common shareholders..........    $     (20,383)  $    (822)   $  (5,099)    $    (7,212)   $   (7,250)
                                                       =======================================================================

Basic and diluted earnings available to common shares per weighted average common share

 Loss from continuing operations...................    $       (1.12)  $   (0.30)   $   (0.28)    $     (0.30)   $    (0.23)
 Discontinued operations, net of minority interests             0.28        0.29         0.06               -         (0.08)
 Loss on sales of real estate, net of minority
   interests.......................................            (0.02)      (0.02)           -               -             -
                                                       -----------------------------------------------------------------------
Net loss available per weighted-average common
  share of beneficial interest - basic and diluted.    $       (0.86)  $   (0.03)   $   (0.22)    $     (0.30)   $    (0.31)
                                                       =======================================================================
Weighted average common shares--basic and diluted...          23,672      23,672       23,672          23,672        23,671
                                                       =======================================================================
Distributions paid per common share................                -           -            -               -             -
                                                       =======================================================================

     The following is our consolidated quarterly summary of operations for 2003:



                                                                          Year ended December 31, 2003 (1)
                                                       -----------------------------------------------------------------------
                                                                        Fourth        Third        Second          First
                                                             Total      Quarter      Quarter       Quarter        Quarter
                                                       -----------------------------------------------------------------------
                                                                      (in thousands, except per share amounts)

Total revenue......................................       $  142,599  $   27,570     $    40,153    $  38,071    $   36,805
Total expenses.....................................          107,186      23,822          29,110       28,129        26,125
                                                       -----------------------------------------------------------------------
Operating income...................................           35,413       3,748          11,043        9,942        10,680
(Loss) income from investments in unconsolidated
   joint ventures..................................           (2,249)     (4,140)            131        1,457           303
Other income.......................................            1,296         456             235          266           339
Interest:
   Expense.........................................          (47,853)     (8,337)        (12,596)     (13,058)      (13,862)
   Amortization of deferred financing costs........           (6,957)     (3,362)           (883)      (1,184)       (1,528)
                                                       -----------------------------------------------------------------------
Loss from continuing operations before minority
   interests.......................................          (20,350)    (11,635)         (2,070)      (2,577)       (4,068)
Minority interests.................................            6,453       1,598             502        1,704         2,649
                                                       -----------------------------------------------------------------------
Loss from continuing operations....................          (13,897)    (10,037)         (1,568)        (873)       (1,419)
Discontinued operations, net of minority interests
   in  the amount of $4,762 in the fourth quarter,
   $300 in the third quarter, $(93) in the second
   quarter and  $(11,481) in the first quarter.....          (21,674)    (36,648)         (2,308)         992        16,290
                                                       -----------------------------------------------------------------------
(Loss) income before loss on sales of real estate..          (35,571)    (46,685)         (3,876)         119        14,871
Loss on sales of real estate, net of minority
   interest of $84 in the fourth quarter...........             (646)       (646)              -            -             -
                                                       -----------------------------------------------------------------------
Net (loss) income..................................          (36,217)    (47,331)         (3,876)         119        14,871
Net income allocated to preferred shareholders.....           (9,000)     (2,250)         (2,250)      (2,250)       (2,250)
                                                       -----------------------------------------------------------------------
Net (loss) income available to common shareholders.      $   (45,217) $  (49,581)    $    (6,126)  $   (2,131)   $   12,621
                                                       =======================================================================
Basic and diluted earnings available to common
  shares per weighted average common share
Loss from continuing operations....................      $     (1.14) $    (0.52)    $     (0.16)  $    (0.18)   $    (0.23)
Discontinued operations, net of minority interests             (1.08)      (1.55)          (0.10)        0.06          1.03
Loss on sales of real estate, net of minority
  interests........................................            (0.03)      (0.03)              -            -             -
                                                       -----------------------------------------------------------------------
Net (loss) income available per weighted-average
  common share of beneficial interest - basic and
  diluted..........................................      $     (2.25) $    (2.10)    $     (0.26)  $    (0.12)   $     0.80
                                                       =======================================================================
Weighted average common shares--basic and diluted...          20,105      23,665          23,665       17,378        15,713
                                                       =======================================================================
Distributions paid per common share................      $         -  $        -     $         -   $        -   $         -
                                                       =======================================================================




(1) Reclassifications of information for the year ended December 31, 2003 related to the operations of properties sold during 2004 have been made from continuing operations to discontinued operations.




     The following is our consolidated quarterly summary of operations for 2002:


                                                                         Year ended December 31, 2002 (1)
                                                        --------------------------------------------------------------------
                                                                        Fourth        Third       Second         First
                                                            Total       Quarter      Quarter      Quarter       Quarter
                                                        --------------------------------------------------------------------
                                                                     (in thousands, except per share amounts)


Total revenue.......................................     $  125,749    $   31,231   $   32,274  $   31,133    $   31,111
Total expenses......................................        102,936        23,774       24,899      26,206        28,057
                                                      --------------------------------------------------------------------
Operating income....................................         22,813         7,457        7,375       4,927         3,054
Income (loss) from investments in unconsolidated
   joint ventures...................................            810           112          145         252           301
Other income........................................          1,380           338          348         158           536
Interest:
   Expense..........................................        (30,660)       (8,412)      (8,375)     (6,927)       (6,946)
   Amortization of deferred financing costs.........         (3,691)       (1,664)        (847)       (585)         (595)
                                                      --------------------------------------------------------------------
Loss from continuing operations before minority
   interests........................................         (9,348)       (2,169)      (1,354)     (2,175)       (3,650)
Minority interests..................................          9,683         1,849        1,596       2,246         3,992
                                                      --------------------------------------------------------------------
Income (loss) from continuing operations............            335          (320)         242          71           342
Discontinued operations, net of minority interests
   in  the amount of $9,092 in the fourth quarter,
   $(951) in the third quarter, $414 in the second
   quarter and  $12,475 in the first quarter........        (29,759)      (12,681)       1,430        (374)      (18,134)
                                                      --------------------------------------------------------------------
(Loss) income before loss on sales of real estate...        (29,424)      (13,001)       1,672        (303)      (17,792)
Loss on sales of real estate, net of minority
   interest of $213 in the fourth quarter, $408 in
   the  second quarter and $218 in the first quarter         (1,197)         (302)           -        (580)         (315)
                                                      --------------------------------------------------------------------
Net (loss) income...................................        (30,621)      (13,303)       1,672        (883)      (18,107)
Net income allocated to preferred shareholders......        (11,280)       (2,250)      (2,450)     (3,381)       (3,199)
                                                      --------------------------------------------------------------------
Net loss available to common shareholders...........    $   (41,901)  $   (15,553)  $     (778)  $  (4,264)  $   (21,306)
                                                      ====================================================================

Basic and diluted earnings available to common
  shares per weighted average common share
Loss from continuing operations.....................    $    (0.70)   $    (0.17)   $    (0.14)  $   (0.22)  $     (0.18)
Discontinued operations, net of minority interests.          (1.90)        (0.81)         0.09       (0.02)        (1.15)
Loss on sales of real estate, net of minority
   interests........................................         (0.07)        (0.01)            -       (0.04)        (0.02)
                                                      --------------------------------------------------------------------
Net loss available per  weighted-average  common
 share of beneficial  interest - basic and diluted..    $    (2.67)   $    (0.99)   $    (0.05)  $   (0.28)  $     (1.35)
                                                      ====================================================================

Weighted average common shares--basic and diluted...        15,673        15,675        15,675      15,674        15,669
                                                      ====================================================================
Distributions paid per common share.................    $        -    $        -    $        -   $       -   $         -
                                                      ====================================================================



(1) Reclassifications of information for the year ended December 31, 2002 related to the operations of properties sold during 2003 and 2004 have been made from continuing operations to discontinued operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

     We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 11 office properties, containing an aggregate of 4.6 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we own 6.3 acres of developable land and have three joint venture interests in office properties containing an aggregate of 2.8 million rentable square feet.

     All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

     Our 2004 and 2003 results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings come on line in the next few years, the additional supply may continue to add to the challenge.

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

     Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of 2003 and at the end of each quarter of 2004, excluding properties sold in subsequent periods:



                                                            Portfolio Occupancy
                            December 31,      September 30,        June 30,      March 31,      December 31,
                                2004               2004              2004           2004            2003
                           ---------------- ------------------- -------------- --------------- ----------------

Portfolio Total                  85.5%            86.4%               87.8%          84.9%           84.9%
                           ================ =================== ============== =============== ================
Unconsolidated Joint
  Venture Properties             79.7%            79.2%               79.0%          77.1%           74.1%
                           ================ =================== ============== =============== ================

2004 Business Summary

     For 2004, our focus was on:

o    improving our liquidity position;
o    retiring or refinancing debt which had maturity dates in 2004;
o    reducing our overall debt levels;
o    stabilizing portfolio cash flow;
o    reducing operating costs;
o    aggressively pursuing leasing transactions; and
o    continuing to explore strategic alternatives.

     Below is a summary of several of the activities we undertook in 2004 in keeping with these objectives.


o We reduced our outstanding indebtedness from $572.8 million at the end of 2003 to $427.4 million as of December 31, 2004, including the retirement of $22.8 million of maturing mezzanine debt.

o We sold our 33 West Monroe Street property to repay its mortgage debt of $59.3 million, eliminate the outflows of cash needed for its continuing operations and generate $8.8 million in net sales proceeds.

o We sold 29 of our industrial properties, one of our office properties and three land parcels allowing us to eliminate $65.1 million of mortgage and bond debt secured by the properties and generate $54.3 million of net proceeds (including escrow releases), which we used to repay $22.8 million of maturing mezzanine debt and provide additional working capital.

o Through December 31, 2004, we commenced 48 new and expansion office leases totaling 457,928 square feet and renewed or extended 63 office leases totaling 290,885 square feet.

o We continued to evaluate strategic alternatives in consideration of opportunities to enhance shareholder value.


Key Performance Indicators

     We evaluate the performance of our operations based on the occupancy percentages and operating profit of each of our properties, including their rental revenue, tenant reimbursement revenue, property operations expense and administrative expenses, as well as tenant retention and the results of tenant satisfaction surveys. We also use other metrics such as gross rent, occupancy, percent of property operating expenses recovered, and net effective rent in analyzing individual tenant lease agreements.

     In addition to net income under generally accepted accounting principles, we use funds from operations, which is a measurement tool common among real estate investment trusts for measuring profitability.

     Results of Operations

     Comparison of the Year ended December 31, 2004 to the Year Ended December 31, 2003

     The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.



                                                                             Increase/           %
(Dollars in thousands)                           2004            2003       (Decrease)        Change
------------------------------------------- --------------- -------------- --------------- ---------------

Property revenues.......................    $  112,176      $  139,676    $   (27,500)        (19.7)%
Services Company revenues...............         4,374           2,923          1,451          49.6
                                           -------------- -------------- --------------- ---------------
 Total revenues.........................       116,550         142,599        (26,049)        (18.3)

Property operating expenses.............        55,285          63,106         (7,821)        (12.4)
Depreciation and amortization...........        22,016          28,683         (6,667)        (23.2)
General and administrative..............        10,426           9,681            745           7.7
Services Company operations.............         3,768           2,582          1,186          46.0
Provision for asset impairment..........             -           1,948         (1,948)       (100.0)
Severance costs.........................           322             701           (379)        (54.1)
Strategic alternative costs.............         2,374             485          1,889         389.5
                                           -------------- -------------- --------------- ---------------
 Total expenses.........................        94,191         107,186        (12,995)        (12.1)
                                           -------------- -------------- --------------- ---------------
Operating income........................        22,359          35,413        (13,054)        (36.9)
Loss from investments in
 unconsolidated joint ventures..........       (14,878)         (2,249)       (12,629)       (561.5)
Other income............................         1,617           1,296            321          24.8
Interest:...............................
 Expense................................       (28,500)        (47,853)        19,353          40.4
 Amortization of deferred financing
   costs................................        (1,667)         (6,957)         5,290          76.0
                                           -------------- -------------- --------------- ---------------
Loss from continuing operations
  before minority interests.............       (21,069)        (20,350)          (719)         (3.5)
Minority interests......................         3,458           6,453         (2,995)        (46.4)
                                           -------------- -------------- --------------- ---------------
Loss from continuing operations.........       (17,611)        (13,897)        (3,714)        (26.7)
Discontinued operations,
 net of minority interests..............         6,721         (21,674)        28,395         131.0
                                           -------------- -------------- --------------- ---------------
Loss before loss on sales of real estate       (10,890)        (35,571)        24,681          69.4
Loss on sales of real estate,
    net of minority interest............          (493)           (646)           153          23.7
                                           -------------- -------------- --------------- ---------------
Net loss................................    $  (11,383)    $   (36,217)   $    24,834          68.6%
                                           ============== ============== =============== ===============




     Property Revenues. The decrease of $27.5 million in 2004 property revenues consists principally of revenues generated from Bank One Center in 2003 ($27.3 million), which is no longer consolidated into our operations, as well as from the expiration, downsizing and termination of leases at various properties ($3.9 million) and the 2003 termination of Arthur Andersen LLP's lease at our IBM
Plaza property ($1.0 million). These were offset by the commencement and expansion of leases at various properties ($3.5 million) and additional tenant reimbursements due to greater property operating expenses in 2004 excluding our Bank One Center property ($0.5 million).

     Services Company Revenues. The increase of $1.5 million in our Services Company revenues during 2004 was primarily due to increased leasing commission income of $0.8 million from the joint ventures and increased management fee income of $0.8 million related to our management of Bank One Center for a full year and the management of 77 West Wacker Drive which was previously managed by our Operating Partnership and previously included in other income.

     Property Operating Expenses. The decrease of $7.8 million in property operating expenses consists principally of operating expenses incurred by Bank One Center in 2003 ($8.5 million), which are no longer consolidated, offset by increases in real estate taxes ($0.5 million) and bad debt expense ($0.5 million).

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

     General and Administrative. The increase of $0.7 million in general and administrative expenses was primarily due to an increase in consulting and professional fees in 2004, principally related to Sarbanes-Oxley compliance, costs to settle a legal claim and the costs associated with the registration of certain common shares.

     Services Company Expenses. The increase of $1.2 million in our Services Company's operating expenses was primarily due to an increase in the provision for income taxes of $0.7 million due to increased income and an increase in leasing commissions expense of $0.4 million.

     Provision for Asset Impairment. The decrease of $1.9 million in provision for asset impairment is due to no impairments recorded in 2004. During 2003 we recorded an asset impairment of $1.0 million related to costs associated with a development project, which we determined no longer had value. Also, during the third quarter of 2003, we entered into an agreement to admit a new 70% joint venture partner to our subsidiary that owned the Bank One Center office building, which subsequently closed in October 2003. As a result, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of transaction costs.

     Severance Costs. The decrease of $0.4 million in severance costs is due to lower severance expenditures in 2004. For the year ended December 31, 2004, we recorded $0.3 million of severance costs primarily resulting from the retirement of Mr. Stephen J. Nardi as our Chairman of our Board. Our severance costs for 2003 were $0.7 million resulting from the termination of Mr. Louis G. Conforti, our former Chief Financial Officer.

     Strategic Alternative Costs. The increase in strategic alternative costs of $1.9 million is due to an increase in legal, consulting and professional fees of $1.0 million as compared to 2003, and an accounts receivable reserve in 2004 for $0.9 million. The receivable reserve relates to a prior master lease obligation due from Mr. Nardi, which is payable solely from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve has been established for this amount.

     Investment in Unconsolidated Joint Ventures. The increase in loss from investments in unconsolidated joint ventures of $12.6 million was primarily due to an $11.1 million increase in loss as compared to 2003 associated with our equity investment in the Bank One Center joint venture as the venture commenced operations in October of 2003, a partial year. As distributions to our partner in the joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. In addition, our equity investment in the 77 West Wacker joint venture experienced a $0.9 million loss in 2004 compared to a $0.3 million gain in 2003 which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004. The interest rate collar expired on September 30, 2004.

     Other Income. The increase in other income relates primarily to forfeiture to us of $0.5 million of earnest money related to a proposed merger transaction and higher interest income, partially offset by management fee income from the 77 West Wacker Drive joint venture which is now included in our Services Company revenues.

     Interest Expense. The decrease in interest expense of $19.4 million was primarily due to a $11.9 million decrease in interest as a result of a reduction in debt due to the sale of 70% of our ownership in Bank One Center, a $5.7 million decrease due to the retirement of our Security Capital Preferred Growth Incorporated ("SCPG") debt, a $0.6 million decrease due to the refinancing of our IBM Plaza property, a $0.8 million decrease due to the retirement of mezzanine loans associated with our 180 North LaSalle Street, 800-810 Jorie Boulevard and 208 South LaSalle Street properties and a decrease of $0.3 million due to the amortization of principal on various other loans.

     Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $5.3 million was primarily attributable to the write-off and amortization of financing costs for indebtedness retired or refinanced in 2003 and 2004.

     Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for properties which have been sold. Discontinued operations include the results of operations of our industrial portfolio sold in October and November 2004, as well as our 33 West Monroe Street property, which was sold in April 2004, and our National City Center property, which was sold in 2003. The increase of $28.4 million was primarily due to a $43.4 million provision for asset impairment related to our 33 West Monroe Street property in 2003, a $9.5 million gain on sales of real estate from our industrial portfolio in 2004, a $4.4 million decrease in loss from operations on our former 33 West Monroe Street property as compared to 2003 (excluding lease termination fee revenue) and a $0.9 million increase in the income from operations of our industrial portfolio sold in 2004. These increases were offset by $30.3 million of lease termination fees associated with the Arthur Andersen LLP lease at our 33 West Monroe Street property in 2003, a $2.7 million decrease in income from operations relating to our National City Center property in 2003 and a $2.3 million gain on sales of real estate relating to our former National City Center property in 2003. In addition, the $28.4 million increase in discontinued operations was net of minority interests, which also contributed $5.6 million to the increase.

     Loss on Sales of Real Estate. Loss on sales of real estate is primarily due to changes in estimates of assumed lease liabilities which we retained in connection with the sale of 70% of our ownership in Bank One Center.

     Comparison of the Year ended December 31, 2003 to the Year Ended December 31, 2002

     The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.


                                                                              Increase/          %
(Dollars in thousands)                           2003           2002         (Decrease)        Change
------------------------------------------ --------------- --------------- --------------- ---------------

Property revenues........................    $ 139,676     $   118,383      $   21,293          18.0%
Services Company revenues................        2,923           7,366          (4,443)        (60.3)
                                           --------------- --------------- --------------- ---------------
 Total revenues..........................      142,599         125,749          16,850          13.4

Property operating expenses..............       63,106          57,440           5,666           9.9
Depreciation and amortization............       28,683          20,413           8,270          40.5
General and administrative...............        9,681           9,794            (113)         (1.2)
Services Company operations..............        2,582           4,811          (2,229)        (46.3)
Provision for asset impairment...........        1,948           6,203          (4,255)        (68.6)
Severance costs..........................          701           2,525          (1,824)        (72.2)
Strategic alternative costs..............          485           1,561          (1,076)        (68.9)
Loss on tax indemnification..............            -             189            (189)       (100.0)
                                           --------------- --------------- --------------- ---------------
 Total expenses..........................      107,186         102,936           4,250           4.1
                                           --------------- --------------- --------------- ---------------
Operating income.........................       35,413          22,813          12,600          55.2
(Loss) income from investments in
  unconsolidated joint ventures............     (2,249)            810          (3,059)       (377.6)
Other income.............................        1,296           1,380             (84)         (6.1)
Interest:
 Expense.................................      (47,853)        (30,660)        (17,193)        (56.1)
 Amortization of deferred financing costs       (6,957)         (3,691)         (3,266)        (88.5)
                                           --------------- --------------- --------------- ---------------
Loss from continuing operations before
  minority interests.....................      (20,350)         (9,348)        (11,002)       (117.7)
Minority interests.......................        6,453           9,683          (3,230)        (33.4)
                                           --------------- --------------- --------------- ---------------
(Loss) income from continuing operations       (13,897)            335         (14,232)     (4,248.4)
Discontinued operations,
 net of minority interests...............      (21,674)        (29,759)          8,085          27.2
                                           --------------- --------------- --------------- ---------------
Loss before loss on sales of real estate       (35,571)        (29,424)         (6,147)        (20.9)
Loss on sales of real estate,  net of
  minority interest......................         (646)         (1,197)            551          46.0
                                           --------------- --------------- --------------- ---------------
Net loss.................................   $  (36,217)    $   (30,621)     $   (5,596)        (18.3)%
                                           =============== =============== =============== ===============




     Property Revenues. The increase of $21.3 million in 2003 property revenues included $27.3 million of revenues generated from Bank One Center, partially offset by a decrease of $3.9 million due to the expiration of leases at various properties and a decrease of $1.1 million due to a decrease in tenant reimbursement revenue as a result of a decrease in expenses at two of our buildings. The Bank One Center property was placed in service in November 2002 with tenant lease commencements in January, February and April 2003. We have recorded revenue from January 1, 2003 through October 8, 2003 (admittance of our joint venture partner) for this property. Subsequent to October 8, 2003, we recorded this investment under the equity method of accounting.

     Services Company Revenues. The decrease of $4.4 million in the revenues of our Services Company during 2003 was primarily due to our recognition of development fee income of $4.2 million in 2002 related to the development of a build-to-suit industrial building.

     Property Operating Expenses. The increase of $5.7 million in property operating expenses in 2003 was primarily due to the inclusion of Bank One Center's operating expenses, totaling $8.5 million, as a result of the property being placed in service as of November 1, 2002, net of amounts capitalized relating to vacant space, and a $0.9 million increase in our estimate of 2003 real estate taxes primarily due to an increase in the assessed valuation of one of our properties. These were offset by a $1.3 million decrease in costs due to staffing reductions, an $0.8 million decrease due to less repairs and maintenance at our properties in 2003, a $0.7 million decrease in bad debt expense from 2002 and a $0.7 million decrease in the 2002 real estate taxes primarily due to a decrease in the assessed valuation of our properties. In addition, an $0.8 million increase in real estate taxes, included in our results for the quarter ended March 31, 2002, which resulted from a change in the assessed valuation of one of our properties, partially offset by the increase in property operating expenses.

     Depreciation and Amortization. The increase of $8.3 million in depreciation and amortization in 2003 was primarily attributable to $5.9 million of depreciation and amortization related to the portion of our Bank One Center property in which tenant leases commenced in 2003 and, therefore, the related tenant improvement and leasing cost amortization began. In addition, we recorded write-offs of $0.9 million at our IBM Plaza and Continental Towers properties in 2003 associated with various lease terminations.

     General and Administrative. General and administrative expenses decreased $0.1 million primarily due to decreases in salaries and benefits and professional fees which were partially offset by an increase in corporate insurance costs, principally directors' and officers' liability insurance.

     Services Company Operations. The decrease of $2.2 million in the operating expenses of our Services Company was primarily due to a decrease in the income tax provision by $1.3 million due to the decrease in revenue from 2002. The remaining difference was primarily due to the elimination of the expenses of operating non-core business activities of third party brokerage and tenant construction services which were discontinued in March 2002.

     Provision for Asset Impairment. Provision for asset impairment represents impairment losses associated with certain operating and development properties in reducing their net book value to their current estimated value. In 2003, we recorded an asset impairment of $1.0 million related to costs associated with a development project, which we determined no longer had value as the development was put on hold and a $0.9 million asset impairment related to the sale of a 70% interest to a new partner in the entity that owns the Bank One Center office building. In 2002, we recorded a $5.7 million asset impairment related to various development projects we abandoned as it was determined that they no longer had value. In addition, we also transferred our interest in a joint venture to our joint venture partner and recorded an asset impairment of $0.5 million related to our investment in that unconsolidated entity.

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

     Investment in Unconsolidated Joint Ventures. The loss from investment in unconsolidated joint ventures during 2003 of $2.2 million was primarily due to a $2.6 million loss associated with our equity investment in the Bank One Center joint venture for the period from October 8, 2003 through the end of the year. As distributions to our partner in this joint venture exceeded the joint venture's net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. Partially offsetting this loss was income of $0.3 million from our equity investment in the 77 West Wacker joint venture.

     Interest Expense. The increase in interest expense of $17.2 million is primarily due to an increase of $9.2 million related to interest expense previously capitalized for projects under development, an increase of $11.9 million due to Bank One Center being completed and placed in service and an increase of $1.6 million related to increased average debt outstanding, partially offset by a decrease of $5.0 million resulting from the refinancing of our IBM Plaza property and a decrease of $1.3 million due to lower rates on our variable rate debt.

     Amortization of Deferred Financing Costs. The increase in amortization of deferred financing costs of $3.3 million is primarily due to an increase of $1.1 million related to the write-off of financing fees associated with the refinancings in March and October 2003 related to financings secured by the Bank One Center office property, and a $2.4 million reduction in the amount of amortized financing fees capitalized for projects under development.

     Discontinued Operations. In connection with the requirements of SFAS 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144), we have updated our historical financial statements for the years ended December 31, 2003 and 2002 to present operating results of properties sold or classified as held for disposition through December 31, 2004, as discontinued operations. Discontinued operations for 2003 and 2002 include the results for our industrial portfolio, which was sold in October and November 2004, our 33 West Monroe Street property, which was sold in April 2004, and National City Center, which was sold in June 2003. Included in the 2003 and 2002 discontinued operations is $0.6 million of income and $0.1 million loss, respectively, related to our industrial portfolio, $25.1 million loss, net of a provision for asset impairment, and $1.5 million of income, respectively, related to our 33 West Monroe Street property, and $2.6 million of income and $31.1 million loss, net of provision for asset impairment, respectively, related to our National City Center property.

Liquidity and Capital Resources

     Recent Developments. In December 2002, our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. On February 16, 2005, we entered into an amendment to our engagement letter with one of these advisors, Wachovia, extending their engagement through December 20, 2005. The engagement of our other financial advisor expired in December 2003.

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

     On April 16, 2004, we sold our 33 West Monroe Street property for a gross sales price of $69.6 million (i) less a credit for $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations. Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million in net proceeds from the sale.

     In October and November 2004, we sold 29 of our industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana, one of our office properties, consisting of 50,400 square feet, located in Illinois; and three land parcels consisting of 128 acres located in Illinois, plus an additional 74.3 acres of land included as part of our heavy-crane portfolio. Net proceeds after repayment of mortgage and bond debt collateralized by the properties, closing costs and a tax indemnity payment obligation was $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6
million  that  were  funded  at  closing.   In  addition,   we  agreed  to  fund
approximately $0.9 million should two tenants fail to pay the future rent due under their lease for specific periods of time. Subsequent to the sale, we repaid $22.8 million of maturing mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide additional working capital and liquidity.

     Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable, and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

     In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. Due to a number of factors, including our capital requirements in our operating environment, our Board decided in January and April, 2002 to suspend the declaration and payment of distributions on our common shares and Series B Shares, respectively. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October 2004 and January 31, 2005. On February 28, 2005 our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the fourth quarter 2003 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying dividends or distributions. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. We are in arrears for five quarters of Series B Share dividends for a total of $11.3 million. Future dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our Board deems relevant.

     We can give no assurances that if any further capital transactions are completed on terms favorable to us or otherwise pursuant to our pursuit of strategic alternatives, distributions on our common shares and common units will be resumed either during 2005 or thereafter, or that we will be able to pay future dividends on our Series B Shares. We currently do not anticipate declaring or paying distributions on our common shares/units in 2005.

     Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. In 2005, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated or is anticipated to be vacated during the year or renew existing tenants' leases. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs.

     The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. As a result of the repayment of indebtedness and debt assumptions from the sale of our industrial portfolio in October 2004, certain covenants that we had previously failed are no longer in effect. As of December 31, 2004, we are in compliance with the requirements of all remaining financial covenants.

         As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2004, these accounts totaled $42.8 million. Of this, $15.6 million is for capital and tenant improvements, $10.8 million represents lease obligations, $7.9 million is for real estate taxes and insurance, $3.3 million is for depository accounts, $2.8 million is related to environmental remediation, and the remaining $2.4 is reserved for various miscellaneous purposes.

     Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of return on our properties. In addition, any equity capital we might raise may be dilutive to our common shareholders. The following tables disclose our contractual obligations and commercial commitments as of December 31, 2004:




                                                                    Payments Due by Period
                                                                    (dollars in thousands)
                                                    -------------------------------------------------------
                                                                       2006/         2008/       2010 and
     Contractual Obligations (A)            Total         2005          2007         2009       Thereafter
-----------------------------------------------------------------------------------------------------------

Mortgage notes payable (B)               $   427,445   $  3,997   $  203,894    $   26,554   $  193,000
Operating lease obligations                    2,267        578          291           247        1,151
Tenant improvement allowances (C)              4,884      4,884            -             -            -
Tax indemnifications (D)                       3,500      3,500            -             -            -
Liabilities for leases
   assumed and lease reimbursement
   obligations (E)                            74,376     12,290       19,521        17,874       24,691
                                      ---------------------------------------------------------------------
Total contractual cash
   obligations                           $   512,472  $  25,249   $  223,706    $   44,675   $  218,842
                                      =====================================================================



(A)  We anticipate  funding these  obligations  from  operations,  cash on hand,
     escrowed  funds  and  the  proceeds  of  equity,   debt  or  asset  sale(s)
     transaction(s) as discussed above.

(B) See Note 4 - Mortgage Notes and Bonds Payable to our Consolidated Financial Statements for further detail on interest rates and other terms.

(C) We have escrows of $3.4 million that may be utilized to fund these obligations.

(D) As a result of the sale of certain of our properties in 2004, we recorded a liability of $3.5 million payable to the NAC Contributors.

(E) These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $59.9 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $10.4 million to fund a portion of this contractual amount.



                                                                         Amount of Commitment
                                                                        Expiration Per Period
                                                                        (dollars in thousands)

                                                       --------------- ------------- ------------ --------------
               Other                       Total                                                      2010
             Commercial                   Amounts                         2006-       2008-            and
            Commitments                  Committed          2005           2007         2009       Thereafter
------------------------------------- ---------------- --------------- ------------- ------------ --------------

Guarantees (A)                        $     4,856       $      600      $    1,200   $    1,200  $     1,856
Unconsolidated joint ventures (B)         164,421              737           3,431        5,729      154,524
Tax indemnifications (C)                   59,138              (C)             (C)          (C)          (C)
Series B preferred shares (D)                 (D)           22,500          18,000       18,000          (D)
                                      ---------------- --------------- ------------ ------------ --------------
Total commercial commitments          $   228,415       $   23,837      $   22,631   $   24,929  $   156,380
                                      ================ =============== ============ ============ ==============



(A) This represents a guarantee for $4.9 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property.

     We also have a 30.0% subordinated common interest in an unconsolidated real estate joint venture, that owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $270.0 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

     In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the venture has a $22.0 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $59.1 million if all remaining indemnity properties had been sold as of December 31, 2004. For $6.0 million of this exposure, the percentage of the tax liabilities, which our operating partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines by 10% each year thereafter until December 31, 2007. See "Tax Indemnity Agreements" and "Certain Relationships and Related Transactions - Tax Indemnification Agreements" for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. No dividend has been paid for the four quarters of 2004 or for the third and fourth quarters of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The amount shown for 2005 includes this arrearage plus the dividend payable and the dividend for the four quarters of 2005.

     Tenant Concentration. The following represents our five largest tenants in 2004 based on gross revenue recognized during 2004 (in thousands of dollars):




                                Gross
                               Tenant         % Of Our Total           Lease
        Tenant                 Revenue           Revenue             Expiration
--------------------------------------------------------------------------------

Jenner & Block               $  13,672           11.7%              April 2010
IBM Corporation (1)              8,012            6.9               August 2006
ST Holdings, Inc. (1)            6,246            5.4                May 2007
Accenture                        5,735            4.9                July 2015
ABN AMRO (1)                     5,670            4.9                   (2)
                       ----------------------------------------
                             $  39,335           33.8%
                       ========================================



(1) We have received indications that IBM Corporation, ABN AMRO and ST Holdings, Inc. will not be renewing their leases at expiration.

(2) Includes a 208,210 square foot lease which expires in December 2005 and a 46,738 square foot lease expiring in November 2008.

     If one or more of the tenants listed above were to experience financial difficulties and cease paying rent or fail to renew their lease at the expiration of its term, our cash flow and earnings would likely be negatively impacted in the near term. The extent and length of this would be impacted by several factors, including:

o    the nature of the financial difficulties;
o    our ability to obtain control of the space for re-leasing;
o    market conditions;
o    the length of time it would require for us to re-lease the tenant's  space;
     and
o    whether the tenant's rent was above or below market.

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

     In October and November 2004, we sold 29 of our industrial properties, consisting of 3.8 million square feet, located in Illinois and Indiana, one of our office properties, consisting of 50,400 square feet, located in Illinois, and three land parcels consisting of 128 acres located in Illinois, plus an additional 74.3 acres of land included as part of our heavy-crane portfolio. Net proceeds after repayment or buyer assumption of mortgage and bond debt collateralized by the properties, closing costs and the tax indemnity payment was $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. In addition, we agreed to fund approximately $0.9 million should two tenants fail to pay the future rent due under their lease for specific periods of time. Subsequent to the sale, we repaid $22.8 million of high interest mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide additional working capital and liquidity for the Company.

     On December 21, 2004, we sold 6.13 acres of vacant land located in Carol Stream, Illinois for a sales price of $1.2 million. This property was unencumbered.

     Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

     Our Board suspended the payment of distributions and dividends for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. Quarterly dividend payments on our Series B Shares resumed in April, July and October 2004 and January 31, 2005. On February 28, 2005 our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend which relates to the fourth quarter 2003 dividend period, the earliest accrued but unpaid quarterly dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the fourth quarter 2003 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. We are in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

     Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Mr. Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Nardi, the former Chairman of our Board and current Board member.

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

     Indebtedness. Our aggregate indebtedness was $427.4 million at December 31, 2004. This indebtedness had a weighted average maturity of 4.23 years and bore interest at a weighted average interest rate of 6.21% per annum. At December 31, 2004, $232.4 million, or 54.4% of such indebtedness, bore interest at fixed rates, and $195.0 million, or 45.6% of such indebtedness, bore interest at variable rates. The $195.0 million of variable rate debt is subject to an interest rate cap agreement.

     In October and November 2004 we closed on the sale of our industrial portfolio, which resulted in the repayment of $11.8 million of debt and the assumption by the purchaser of $53.3 million of property level debt. In addition, we utilized a portion of the proceeds from the sale to repay $10.9 million of mezzanine financing secured by our 180 North LaSalle Street property and $11.9 million of mezzanine financing secured by our 208 South LaSalle Street and 800-810 Jorie Boulevard Plaza properties.

     Prior to the closing of the sale of our 33 West Monroe Street property, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to the property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may incur in the future relating to the mezzanine loan. In conjunction with the repayment of the mezzanine loan, the escrow has been returned to us.

     Interest Rate Protection Agreement. We have entered into the following interest rate cap agreement:



                                               Notional Amount
                                                   as of
                                                December 31,     Capped LIBOR
            Loan Associated with                   2004             Rate       Effective Date  Expiration Date
--------------------------------------------- ---------------- -------------- --------------- ---------------
IBM Plaza
   First Mortgage/Mezzanine Loans             $ 195,000,000        6.60%           2/21/03       3/15/06



     No amounts were received under the terms of the interest rate protection agreement in 2004.

     Debt Repayments. Scheduled 2004 principal payments were made totaling $5.2 million, the buyer of our industrial portfolio assumed loans and bonds totaling $53.3 million and additional loans were repaid totaling $86.9 million resulting in total debt reduction for the year ended December 31, 2004 of $145.4 million including $60.0 million that was refinanced with the proceeds of a new $67.0 million loan. See Note 4 - Mortgage Notes and Bonds Payable to our Consolidated Financial Statements for further explanation.

     Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2004, 2003 and 2002, our tenant improvements and leasing commissions averaged $37.98, $37.75 and $26.94, respectively, per square foot of newly-leased office space totaling 457,928, 427,756 and 70,969 square feet, respectively, $12.61, $16.85 and $13.18, respectively, per square foot of office leases renewed by existing tenants totaling 290,885, 303,965 and 277,248 square feet, respectively, and $0.23, $1.78 and $0.00, respectively, per square foot of newly-leased industrial space totaling 81,859, 215,267 and 154,275 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $2.5 million annually based upon an estimate of $0.58 per square foot. For 2004, we incurred $3.2 million of capital improvement expenditures, excluding discontinued operations, and we expect to incur approximately $4.4 million for 2005.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPE transactions.

Historical Cash Flows



                                                                 Year ended December 31
                                            -----------------------------------------------------------------
                                                                               Increase/
                                                  2004            2003         (Decrease)       % Change
                                            -----------------------------------------------------------------
                                                                 (dollars in thousands)


Operating Activities
Net loss                                    $    (11,383)   $    (36,217)     $   24,834           68.6%
Amortization of discount on notes payable              -             343            (343)        (100.0)
Amortization of costs for leases assumed             288           2,968          (2,680)         (90.3)
   Net equity in loss of unconsolidated
     investments                                  14,878           2,249          12,629          561.5
   Depreciation and amortization                  29,558          42,575         (13,017)         (30.6)
   Provision for asset impairment                      -          45,353         (45,353)        (100.0)
   Gain on sales of real estate                   (5,382)         (1,618)         (3,764)        (232.6)
   Minority interests                             (2,649)            (25)         (2,624)     (10,496.0)
   Changes in operating assets and
     liabilities                                  (3,202)          1,247          (4,449)        (356.8)
                                            -----------------------------------------------------------------
Net cash provided by operating
  activities                                $     22,108    $     56,875      $  (34,767)         (61.1)%
                                            =================================================================

Investing Activities
   Expenditures for real estate and
     equipment                              $    (15,950)   $   (104,472)     $   88,522           84.7%
   Proceeds received under
     environmental indemnification                 3,100               -           3,100              -
   Proceeds from sales of real estate            134,169         430,254        (296,085)         (68.8)
   Leasing costs                                  (7,761)        (20,201)         12,440           61.6
   Decrease (increase) in restricted
     cash escrows                                  3,424         (13,483)         16,907          125.4
   Loan to unconsolidated joint venture             (588)              -            (588)             -
   Net distributions from (contributions
     to) unconsolidated entities                     219           4,634          (4,415)         (95.3)
                                            -----------------------------------------------------------------
Net cash provided by investing activities   $    116,613    $    296,732      $ (180,119)         (60.7)%
                                            =================================================================

Financing Activities
   Financing costs                          $       (755)   $     (4,838)     $    4,083           84.4%
   Proceeds from mortgage notes payable           67,000         195,000        (128,000)         (65.6)
   Repayment of mortgage notes payable          (159,093)       (318,763)        159,670           50.1
   Proceeds from construction financing                -          97,155         (97,155)        (100.0)
   Repayment of construction financing                 -        (305,353)        305,353          100.0
   Dividends paid to Series B preferred
     shareholders                                 (6,750)              -          (6,750)             -
                                            -----------------------------------------------------------------
Net cash used in financing activities       $    (99,598)   $   (336,799)     $  237,201           70.4%
                                            =================================================================




     Operating Activities. The $34.8 million decrease in net cash provided by operating activities from 2003 was primarily due to:

o a decrease of $30.3 million due to the lease termination fee received from Arthur Andersen LLP in 2003, offset by a $2.4 million decrease in loss from operations of our former 33 West Monroe Street property;

o $7.6 million related to the operations of our Bank One Center property in 2003, which is no longer consolidated as a result of the sale of a 70% joint venture interest in October 2003;

o $3.3 million related to the operations of our former National City Center property, which was sold in June 2003; and

o a decrease of $2.0 million related to the operations of our former industrial properties, which were sold in October and November 2004.

     This decrease was partially offset by a decrease of $6.2 million related to interest expense payments from 2003 primarily due to the retirement of our indebtedness with SCPG in 2003.

     Investing Activities. The $180.1 million decrease in net cash provided by investing activities from 2003 was primarily due to:

o a decrease of $296.1 million in proceeds from the sales of real estate primarily as a result of 2003 sales activity including the admittance of our Bank One Center joint venture partner ($350.0 million) and the sales of our former National City Center property ($79.0 million) and land in Aurora, Illinois ($2.7 million), as compared to sales activity in 2004 including the sales of our former 33 West Monroe Street property ($68.0 million), industrial properties ($66.2 million) and land in Carol Stream, Illinois ($1.2 million); and

o a $4.4 million distribution from the 77 West Wacker Drive unconsolidated joint venture in 2003.

This decrease was partially offset by:

o a decrease of $88.5 million in expenditures for real estate and equipment primarily as a result of construction costs ($44.5 million) and tenant improvements ($36.0 million) in 2003 for our Bank One Center property and a payment in 2003 to purchase all of our former joint venture partner's interest in the entity that owned Bank One Center ($10.9 million);

o a decrease of $16.9 million of payments into restricted cash escrows, which was primarily due to a deposit in 2003 of the fee received related to the Arthur Andersen LLP lease termination at our former 33 West Monroe Street property, as required by the lender ($33.6 million), and a release of escrowed funds in 2004 related to lease liability obligations ($2.4 million), partially offset by a release of construction and financing escrows in 2003 related to our Bank One Center property ($18.7 million); and

o a decrease of $12.4 million of leasing costs primarily as a result of leasing costs in 2003 for our Bank One Center property ($7.9 million) and executing subleases for occupancy at One North Wacker Drive thereby reducing required payments towards the Citadel Reimbursement Obligation ($4.5 million).

     Financing Activities. The $237.2 million increase in net cash provided by financing activities as compared to 2003 was primarily due to:

o repayments of construction financing ($305.4 million), net of proceeds ($97.2 million) related to our Bank One Center property in 2003;

o repayments of mortgages and notes payable that were lower by $159.7 million in 2004, which included:

o the refinancing of maturing indebtedness at our 180 North LaSalle Street property ($60.0 million),

o the repayment of the mortgage note payable secured by our former 33 West Monroe Street property upon its sale ($59.3 million),

o the repayment of the mortgage notes payable secured by our former industrial properties upon their sale ($11.8 million),

o       the  repayment  of two  mezzanine  loans  totaling  $22.8  million and

o       principal amortization payments ($5.2 million),

As compared to repayments of indebtedness in 2003, including:

     o the refinancing of the debt associated with our IBM Plaza property ($177.1 million),

     o the repayment of the mortgage note payable secured by our former National City Center property upon its sale ($71.8 million),

     o    payments on our indebtedness with SCPG ($57.3 million),

     o a partial payment on our former 33 West Monroe Street property mortgage ($7.0 million) and

     o    principal amortization payments ($5.6 million);

     o $4.8 million of financing costs incurred in 2003 principally as a result of refinancing the above debt.

This increase was partially offset by:

     o proceeds from mortgages notes payable that were lower by $128.0 million in 2004 due to refinancing proceeds from our 180 North LaSalle Street property in 2004 ($67.0 million) as compared to proceeds from the refinancing of our IBM Plaza property in 2003 ($195.0 million); and

     o    $6.8 million of dividends paid to our Series B shareholders in 2004.





                                                                 Year ended December 31
                                            -----------------------------------------------------------------
                                                                               Increase/
                                                  2003            2002         (Decrease)       % Change
                                            -----------------------------------------------------------------
                                                                 (dollars in thousands)

Operating Activities
Net loss                                    $    (36,217)   $    (30,621)    $    (5,596)         (18.3)%
Amortization of discount on notes payable            343             290              53           18.3
Amortization of costs for leases assumed           2,968             836           2,132          255.0
   Net equity in loss (income) of
     unconsolidated investments                    2,249            (810)          3,059          377.7
   Depreciation and amortization                  42,575          39,805           2,770            7.0
   Provision for asset impairment                 45,353          64,525         (19,172)         (29.7)
   (Gain) loss on sales of real estate            (1,618)          4,483          (6,101)        (136.1)
   Minority interests                                (25)        (31,552)         31,527           99.9
   Changes in operating assets and
     liabilities                                   1,247          (4,636)          5,883          126.9
                                            -----------------------------------------------------------------
Net cash provided by operating
  activities                                $     56,875    $     42,320     $    14,555           34.4%
                                            =================================================================

Investing Activities
   Expenditures for real estate and
     equipment                              $   (104,472)   $   (124,054)    $    19,582           15.8%
   Proceeds from sales of real estate            430,254          26,596         403,658        1,517.7
   Leasing costs                                 (20,201)        (13,770)         (6,431)         (46.7)
   (Increase) decrease in restricted
     cash escrows                                (13,483)         13,187         (26,670)        (202.2)
   Proceeds from joint ventures                        -          22,969         (22,969)        (100.0)
   Net distributions from (contributions
     to) unconsolidated entities                   4,634            (879)          5,513          627.2
                                             -----------------------------------------------------------------
Net cash provided by (used in) investing
   activities                               $    296,732    $    (75,951)    $   372,683          490.7%
                                            =================================================================

Financing Activities
   Financing costs                          $     (4,838)   $     (2,950)    $    (1,888)         (64.0)%
   Proceeds from mortgage notes payable          195,000          20,448         174,552          853.6
   Repayment of mortgage notes payable          (318,763)        (35,310)       (283,453)        (802.8)
   Repayment of bonds payable                          -         (27,150)         27,150          100.0
   Proceeds from construction financing           97,155         102,561          (5,406)          (5.3)
   Repayment of construction financing          (305,353)              -        (305,353)             -
   Series A preferred share repurchases                -          (5,000)          5,000          100.0
   Dividends paid to Series B preferred
     shareholders                                      -          (9,000)          9,000          100.0
   Dividends paid to Series A preferred
     shareholder                                       -            (750)            750          100.0
                                            -----------------------------------------------------------------
Net cash (used in) provided by financing
activities                                  $   (336,799)    $    42,849     $  (379,648)        (886.0)%
                                            =================================================================


     Operating Activities. Operating activities provided $56.9 million of cash flow in 2003 as compared to $42.3 million in 2002, an increase of $14.6 million. This increase was primarily due to:

o a $35.1 million lease termination fee received in 2003 from Arthur Andersen LLP and

o $7.6 million of income related to the 2003 operations of our Bank One Center property, which was placed in service in November 2002; offset by

o the payment of accrued interest in 2003 of $5.5 million principally associated with the sale and/or refinancing of several of our assets;

o a $9.2 million loss of income in 2003 related to the sale of our National City Center office property in June 2003 and the sale of various other properties in 2002 (See Note 15 - Property Acquisitions, Placed in Service and Dispositions to our Consolidated Financial Statements for a listing of the properties we sold in 2002); and

o a $12.9 million loss of income in 2003 as compared to 2002 resulting from the termination of Arthur Andersen's lease at our 33 West Monroe Street office property.

     Investing Activities. During 2003, investing activities provided $296.7 million of cash, as compared to utilizing $76.0 million in 2002, an increase of $372.7 million. The 2003 investing activities were primarily comprised of:

o $350.0 million of proceeds from the admittance of our Bank One Center joint venture partner in October 2003;

o $79.0 million of proceeds from the sale of our National City Center office property in June 2003; and

o a $4.4 million distribution from the 77 West Wacker Drive joint venture; offset by

o $104.5 million of expenditures for real estate and equipment primarily related to construction costs for our Bank One Center office property;

o $20.2 million of leasing costs principally related to the payment of liabilities for leases assumed associated with the Citadel Reimbursement Obligation of $7.7 million and leasing commissions associated with leasing activity at our properties; and

o a net increase in our deposits to restricted cash escrow accounts principally consisting of a $33.5 million deposit required by our lender in connection with the February 2003 Arthur Andersen LLP lease termination, net of a partial release of these funds during 2003 for a $7.0 million debt reduction payment and $8.1 million to fund operating deficits at our 33 West Monroe Street property and the release of $5.0 million of previously restricted escrows on sold properties.

The 2002 investing activities were primarily comprised of:

o $124.1 million of expenditures for real estate and equipment primarily related to construction costs for our Bank One Center office property; and

o $13.8 million of leasing costs paid primarily related to our Bank One Center office property; offset by

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

     Financing Activities. During 2003, financing activities utilized $336.8 million of cash, as compared to proceeds in 2002 of $42.8 million, a decrease of $379.6 million. The 2003 financing activities were primarily comprised of:

o    a repayment of mortgage  notes payable of $318.8  million  consisting of:

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

o    $4.5 million of principal amortization payments;

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

No dividends or distributions were paid on the Series B shares or common shares in 2003.

The 2002 financing activities were primarily comprised of:

o an additional $102.6 million of construction financing associated with the development of Bank One Center; and

o    new indebtedness of $20.0 million from SCPG; offset by

o    a repayment of two notes payable in the amount of $24.5 million;

o    $10.5 million of principal amortization payments;

o a purchase of $27.2 million of industrial development revenue bonds utilizing the escrows previously securing letters of credit related to the bonds;

o a payment of $0.8 million of dividends to holders of our Series A Shares and the subsequent $5.0 million repurchase by our Operating Partnership of our Series A preferred shares; and

o a payment of $9.0 million of dividends to the holders of our Series B shares, which were subsequently suspended beginning in the fourth quarter of 2002.

Funds from Operations

     Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. Funds from Operations is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations (primarily for adding back the effect of gains (losses) on sale of depreciable operating property and depreciation and amortization expense). Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to funds from operations. We believe that in order to facilitate a clear understanding of our historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this Form 10-K.



                                                               Year ended December 31, 2004
                                          -----------------------------------------------------------------------
                                                            Fourth        Third         Second        First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                      (in thousands)


Net (loss) income (1)..................   $  (11,383)       $  1,428     $ (2,849)    $  (4,962)     $ (5,000)
Adjustments to reconcile Funds from
Operations available to common
   shareholders:
Real estate depreciation and
   amortization........................        20,692          5,405        5,030         5,149         5,108
Amortization of costs for
   leases assumed......................           288             72           72            72            72
Share of joint venture real estate
   depreciation and amortization.......        18,640          5,275        4,487         4,490         4,388
Loss on sale of operating property,
   net of minority interests...........           493            408           15            52            18
Adjustment for discontinued operations:
   Real estate depreciation and
     amortization (2)..................         3,398              -            -         1,319         2,079
   (Gain) loss on sale (included in
     discontinued operations) (3)......        (7,854)        (7,801)        (109)           56             -
   Minority interests..................           873            894          193            19          (233)
Minority interests.....................        (3,458)          (966)        (805)       (1,043)         (644)
                                          -----------------------------------------------------------------------
Funds from operations (1)..............        21,689          4,715        6,034         5,152         5,788
Income allocated to preferred
   shareholders........................        (9,000)        (2,250)      (2,250)       (2,250)       (2,250)
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share........................   $    12,689     $    2,465     $  3,784     $   2,902      $  3,538
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
       Basic and Diluted................  $     0.47      $    0.09      $   0.14     $    0.11      $   0.13
                                          =======================================================================

Weighted average shares/units of
 beneficial interest:
     Common shares......................       23,672        23,672        23,672        23,672        23,671
     Nonvested employee stock grants....            7             9             9             9             2
     Operating Partnership units.......         3,076         3,076         3,076         3,076         3,076
                                          -----------------------------------------------------------------------
       Basic............................       26,755        26,757        26,757        26,757        26,749
                                          =======================================================================

     Common shares......................       23,672        23,672        23,672        23,672        23,671
     Nonvested employee stock grants....            7             9             9             -             -
     Employee stock options.............           14            19             8            10            20
     Operating Partnership units........        3,076         3,076         3,076         3,076         3,076
                                          -----------------------------------------------------------------------
       Diluted..........................       26,769        26,776        26,765        26,758        26,767
                                          =======================================================================
Other data:
   Net cash provided by (used in)
     operating activities...............  $    22,108     $   3,864     $  10,538     $  10,725     $  (3,019)
   Net cash provided by (used in)
     investing activities...............      116,613        68,857        (7,120)       57,319        (2,443)
   Net cash (used in) provided by
     financing activities...............      (99,598)      (38,762)       (3,595)      (62,827)        5,586





                                                               Year ended December 31, 2003
                                          -----------------------------------------------------------------------
                                                            Fourth        Third         Second        First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                      (in thousands)


Net (loss) income (1)..................  $    (36,217)    $  (47,331)  $   (3,876)    $     119    $   14,871
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization........................        27,309          5,432        7,369         7,442         7,066
Amortization of costs for
   leases assumed......................         1,912            169          675           748           320
Share of joint venture real estate
   depreciation and amortization.......         7,324          4,726          873           871           854
Adjustment for discontinued operations:
   Real estate depreciation and
     amortization (2)..................         8,754          1,975        1,996         2,173         2,610
   Gain on sale (included in
     discontinued operations) (3)......        (1,226)            (6)           -        (1,220)            -
   Minority interests..................         6,512         (4,762)        (300)           93        11,481
Minority interests.....................        (6,453)        (1,598)        (502)       (1,704)       (2,649)
                                          -----------------------------------------------------------------------
Funds from operations (1)..............         7,915        (41,395)       6,235         8,522        34,553
Income allocated to preferred
   shareholders........................        (9,000)        (2,250)      (2,250)       (2,250)       (2,250)
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share/unit holders...........   $    (1,085)    $  (43,645)   $   3,985     $   6,272    $   32,303
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
       Basic and Diluted................  $     (0.04)    $    (1.63)   $    0.15     $    0.23    $     1.21
                                          =======================================================================

Weighted average shares/units of
 beneficial interest:
     Common shares......................       20,105        23,665        23,665        17,378        15,713
     Nonvested employee stock grants....            6             6             6             6             6
     Operating Partnership units........        6,636         3,076         3,076         9,363        11,028
                                          -----------------------------------------------------------------------
       Basic............................       26,747        26,747        26,747        26,747        26,747
                                          =======================================================================

     Common shares......................       20,105        23,665        23,665        17,378        15,713
     Nonvested employee stock grants....            6             6             6             6             6
     Employee stock options.............           19            20            17             -             -
     Operating Partnership units........        6,636         3,076         3,076         9,363        11,028
                                          -----------------------------------------------------------------------
       Diluted..........................       26,766        26,767        26,764        26,747        26,747
                                          =======================================================================

Other data:
   Net cash provided by operating
     activities.........................  $    56,875    $    3,785    $   13,987    $   18,425    $   20,678
   Net cash provided by (used in)
     investing activities...............      296,732       305,758       (17,012)       61,115       (53,129)
   Net cash (used in) provided by
     financing activities...............     (336,799)     (286,429)        3,833       (77,970)       23,767





                                                               Year ended December 31, 2002
                                          -----------------------------------------------------------------------
                                                            Fourth        Third         Second        First
                                              Total        Quarter       Quarter       Quarter       Quarter
                                          -----------------------------------------------------------------------
                                                                      (in thousands)

Net (loss) income (1)..................   $    (30,621)  $   (13,303)  $    1,672    $     (883)   $  (18,107)
Adjustments to reconcile Funds from
   Operations:
Real estate depreciation and
   amortization........................        20,018          5,334        5,333         5,283         4,068
Amortization of costs for
   leases assumed......................           836            266          250           157           163
Share of joint venture real estate
   depreciation and amortization.......         3,386            853          846           844           843
Loss (gain) on sale of operating
   property, net of minority interests            773            (38)           -           684           127
Adjustment for discontinued operations:
   Real estate depreciation and
   amortization (2)....................        14,466          3,637        2,798         3,588         4,443
   Loss (gain) on sale (included in
   discontinued operations) (3)........         3,211           (498)        (103)        3,812             -
   Minority interests..................       (21,030)        (9,092)         951          (414)      (12,475)
Minority interests.....................        (9,683)        (1,849)      (1,596)       (2,246)       (3,992)
                                          -----------------------------------------------------------------------
Funds from operations (1)..............       (18,644)       (14,690)      10,151        10,825       (24,930)
Income allocated to preferred
   shareholders........................       (11,280)        (2,250)      (2,450)       (3,380)       (3,200)
                                          -----------------------------------------------------------------------
Funds from Operations available to
   common share/unit holders...........   $   (29,924)   $   (16,940)  $    7,701    $    7,445    $  (28,130)
                                          =======================================================================

FFO available  to  common   share/unit
   holders  per  share/unit  of
   beneficial interest:
   Basic and Diluted....................  $     (1.12)   $     (0.63)  $     0.29    $     0.28    $    (1.06)
                                          =======================================================================

Weighted average shares/units of
 beneficial interest:
     Common shares......................       15,673        15,675        15,675        15,674        15,669
     Nonvested employee stock grants....           21            15            16            18            34
     Operating Partnership units........       10,996        11,057        11,058        11,057        10,809
                                          -----------------------------------------------------------------------
       Basic............................       26,690        26,747        26,749        26,749        26,512
                                          =======================================================================

     Common shares......................       15,673        15,675        15,675        15,674        15,669
     Nonvested employee stock grants....           21            15            16            18            34
     Employee stock options.............            -             -             -             -             -
     Operating Partnership units........       10,996        11,057        11,058        11,057        10,809
                                          -----------------------------------------------------------------------
       Diluted..........................       26,690        26,747        26,749        26,749        26,512
                                          =======================================================================

Other data:
   Net cash provided by operating
     activities.........................  $    42,320   $     3,135   $    16,456    $   17,543   $     5,186
   Net cash (used in) provided by
     investing activities...............      (75,951)      (20,988)      (36,089)      (30,861)       11,987
   Net cash provided by (used in)
     financing activities...............       42,849        14,950        24,257        18,680       (15,038)


(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP") plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense, provision for asset impairment and interest expense. Tax indemnification payments and write-off of deferred financing fees related to properties sold have been included as a cost of sale in computing the gain/loss for these properties. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.


(2) The real estate depreciation and amortization in discontinued operations for the year ended December 31, 2004 relates to the industrial portfolio that was sold in October and November 2004, and the 33 West Monroe Street property, which was sold in April 2004. The real estate depreciation and amortization for discontinued operations for the year ended December 31, 2003 relates to the above-mentioned properties as well as the National City Center property which was sold in June 2003. The real estate depreciation and amortization for discontinued operations for the year ended December 31, 2002 relates to the above-mentioned properties sold in 2004 and 2003 as well as the nine suburban office properties sold to an affiliate of Blackstone Real Estate Advisors, L.P. on June 26, 2002.

(3) The gain on sale of real estate for the year ended December 31, 2004 resulted from the gain on the sale of our industrial portfolio and 33 West Monroe property. The gain on sale of real estate for the year ended December 31, 2003 resulted from our sale of National City Center. The loss on sale of real estate for the year ended December 31, 2002 resulted primarily from our sale of nine suburban office properties during the second quarter of 2002. See Note 15--Property Acquisitions, Placed In Service and Dispositions to the Consolidated Financial Statements for a description of these transactions. Tax indemnification payments and write-off of deferred financing fees related to properties sold have been included as a cost of sale in computing the gain/loss for these sold properties.

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

     Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants' obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2004 as compared to 2003 reflects payments under these leases, net of an increase in the liability during 2004 of $0.6 million due to assumption changes.

     Provisions for Impairment. In evaluating our assets for impairment in accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Under SFAS 144, assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated cash flows over an anticipated hold period. If these cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of the related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for development is also evaluated for impairment.

     At December 31, 2004, we determined that no reserves were warranted. In evaluating our other long-lived assets used in operations for impairment at December 31, 2004, we assumed anticipated hold periods of three to five years for our operating properties. In evaluating our property held for development, we concluded that development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under "Liquidity and Capital Resources", if we determined that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves would be required. These reserves would have significant impacts on our operating results.

     Capitalization of Interest and Other Costs on Development Projects. Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to vacant space, for one year following the date the development is placed in service. During this one-year period, the amount of capitalized costs could be materially affected by the timing and changes in occupancy levels. Subsequent to the one-year period, these costs are fully expensed as incurred. During 2004, we did not capitalize any development costs.

Impact of Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We plan to adopt Statement 123 using the modified prospective method.

     Adoption of Statement 123(R) will not have a material impact on our results of operations or our financial position.

Inflation

     Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of our leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

     As of December 31, 2004, approximately $195.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to an interest rate cap agreement that is designed to mitigate some of this risk.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK

     The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2004. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.



                                                                   Interest Rate Sensitivity
                                                       Principal (Notional) Amount by Expected Maturity
                                                                     Average Interest Rate
                                      ------------------------------------------------------------------------------------
                                          2005        2006        2007        2008       2009     Thereafter    Total
                                      ------------------------------------------------------------------------------------
                                                                     (Dollars in Millions)

Liabilities
Mortgage notes payable (1):
Fixed rate amount..................    $    4.0    $    4.3      $  4.6      $ 19.2        $7.3     $193.0       $232.4
Weighted-average interest rate.....         7.03%       7.03%       7.04%       7.14%       7.57%      6.98%

Variable rate amount (2)...........         -        $195.0         -           -           -          -         $195.0
Weighted-average interest rate.....         -           5.25%       -           -           -          -

Interest rate cap agreements (3):
Notional amount....................         -        $195.0         -           -           -          -         $195.0
Cap rate...........................         -           6.60%       -           -           -          -           -


(1) Based upon the rates in effect at December 31, 2004, the weighted-average interest rates on our mortgage notes payable at December 31, 2004 was 6.21%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $1.95 million. The mortgage loan secured by our Continental Towers property in the amount of $66.0 million at December 31, 2004, matures January 5, 2013. The maturity is contingent upon an agreement between the lender and us to a modification of the loan's interest rate and other major loan terms on or before April 30, 2005, which would decrease the interest rate on the loan from the current rate of 7.22% as described in the loan documents. If we determine the revised terms are not acceptable to us, the loan may be repaid without penalty. We are currently in discussions with potential lenders concerning refinancing this property.

(2) This loan has two extension options allowing the maturity date of the loan to be extended to March 9, 2007 and March 9, 2008.

(3) In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the new loan which refinanced outstanding debt collateralized by our IBM Plaza property.

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on our management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure and controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)  Management's Report on Internal Control over Financial Reporting.

     Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and our board of trustees regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our system of internal control over financial reporting is effective based on those criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young's attestation report on management's assessment of our internal control over financial reporting appears on page F-3 hereof.

ITEM 9B.  OTHER INFORMATION

         None.

                                    PART III

     Certain information required by Part III is omitted from this Report as we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our Annual Meeting of Shareholders to be held on June 3, 2005 (the "Proxy Statement") and the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the sections captioned "Election of Trustees," "Compensation of Executives--Executive Officers," and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance and "Code of Ethics" of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the sections captioned "Election of Trustees--Compensation of Trustees", "Report of Compensation Committee", "Performance Graph" and "Compensation of Executives" of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

     The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended, as of December 31, 2004. We have no other compensation plans pursuant to which common shares may be issued.





                                              (a)              (b)                (c)                    (d)
                                                                                  Number
                                                                                of common
                                                                                  shares
                                                                                 remaining
                                           Number of                           available for
                                          common shares   Weighted-average    future issuance
                                        to be issued      exercise price       under equity
                                         upon exercise     of outstanding      compensation
                                         of outstanding       options,       plans (excluding     Total of common
                                            options,       of outstanding      common shares     shares reflected
                                          warrants and      warrants and        reflected in       in Columns
Plan Category                                rights            rights            Column (a)        (a) and (c)
                                        ----------------- ------------------ ------------------ ------------------

Equity compensation plan
  previously approved by
  shareholders....................          938,883 (1)      $ 15.19              1,772,127 (2)   2,711,010 (2)
Equity compensation plans not
  previously approved by                                       Not
  shareholders....................           None         Applicable              None            None
                                        ----------------- ------------------ ------------------ ------------------
      TOTAL:                                938,883          $ 15.19              1,772,127       2,711,010 (2)
                                        ================= ================== ================== ==================

------------
(1) Issued under the Prime Group Realty Trust 1997 Share Incentive Plan, as amended.

(2) We have granted the options to purchase common shares set forth in the table above as well as restricted common shares subject to vesting schedules and unrestricted common shares under the Plan. As of December 31, 2004, we have granted 149,764 restricted common shares under the Plan, all of which have now vested. We are authorized to issue an aggregate of 2,860,774 common shares under the Plan. After taking into account common shares subject to outstanding options and restricted and unrestricted common share grants, 1,772,127 common shares of the authorized 2,860,774 common shares remain available for future issuance under the Plan.

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) (1)  Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                 F-5


Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002                                           F-6


Consolidated Statements of Changes in Shareholders' Equity for the
  years ended December 31, 2004, 2003 and 2002                               F-7

Consolidated Statements of Cash Flows for the years ended
 December 31, 2004, 2003 and 2002                                            F-8

Notes to Consolidated Financial Statements                                  F-10

     (2) Financial Statement Schedule

The following financial statement schedule is included in Item 15(c)

Schedule III - Real Estate and Accumulated Depreciation of Prime Group
  Realty Trust as of December 31, 2004                                      F-52

Financial Statements of Significant Subsidiary                              F-54

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits

Exhibit
Number                             Description

2.1 Purchase Agreement dated as of August 2, 2004 by and between CenterPoint Properties Trust and Prime Group Realty, L.P. as filed as exhibit 99.2 to our Current Report on Form 8-K (filed August 6, 2004, File No. 001-13589) and incorporated herein by reference.

2.2 First Amendment to Purchase Agreement dated as of October 8, 2004 by and between Prime Group Realty, L.P. and CenterPoint Properties Trust, as filed as exhibit 99.3 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

3.1 Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as filed as exhibit 3.1 to our 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.2 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.3 Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust dated as of December 29, 1998, as filed as exhibit 3.3 to our 1998 Annual Report on Form 10-K and incorporated by reference.

3.4  Amended  and  Restated  Bylaws of Prime  Group  Realty  Trust,  as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

3.5 Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. (the "Amended and Restated Agreement of Limited Partnership"), as filed as exhibit 3.3 to our 1997 Annual Report on Form 10-K and incorporated herein by reference.

3.6 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997, as filed as exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.7 Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1997, as filed as exhibit 3.6 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.8 Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1998, as filed as exhibit 3.7 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.9 Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership dated as of February 13, 1998, as filed as exhibit 3.8 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.10 Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership dated as of March 13, 1998, as filed as exhibit 3.9 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.11 Amendment  No.  6  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership dated as of March 25, 1998, as filed as exhibit 3.10 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.12 Amendment  No.  7  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership dated as of April 15, 1998, as filed as exhibit 3.11 to Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

3.13 Amendment No. 8 to the Amended and Restated Agreement of Limited Partnership dated as of May 15, 1998, as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.14 Amendment No. 9 to the Amended and Restated Agreement of Limited Partnership dated as of June 5, 1998, as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.15 Amendment No. 10 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1998, as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.16 Amendment  No.  11  to  the  Amended  and  Restated  Agreement  of  Limited
     Partnership dated as of July 15, 1998, as filed as exhibit 3.15 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference.

3.17 Amendment No. 12 to the Amended and Restated Agreement of Limited Partnership dated as of August 14, 1998, as filed as exhibit 3.16 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-51935) and incorporated herein by reference.

3.18 Amendment No. 13 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 199, as filed as exhibit 3.17 to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration
     Statement  on  Form  S-11  (No.   333-51935)  and  incorporated  herein  by
     reference.

3.19 Amendment No. 14 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1998, as filed as exhibit 3.18 to Amendment No. 2 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference.

Exhibit
Number                      Description

3.20 Amendment No. 15 to the Amended and Restated Agreement of Limited Partnership dated as of November 16, 1998, as filed as exhibit 3.19 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-64973) and incorporated herein by reference.

3.21 Amendment No. 16 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1998, as filed as exhibit 3.20 to Post-Effective Amendment No. 3 to our Registration Statement on Form S-3 (Registration No. 333-51935) and incorporated herein by reference.

3.22 Amendment No. 17 to the Amended and Restated Agreement of Limited Partnership dated as of January 15, 1999, as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

3.23 Amendment No. 18 to the Amended and Restated Agreement of Limited Partnership dated as of February 15, 1999, as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

3.24 Amendment No. 19 to the Amended and Restated Agreement of Limited Partnership dated as of March 15, 1999, as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

3.25 Amendment No. 21 to the Amended and Restated Agreement of Limited Partnership dated as of April 15, 1999, as filed as exhibit 3.24 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.26 Amendment No. 22 to the Amended and Restated Agreement of Limited Partnership dated as of April 22, 1999, as filed as exhibit 3.25 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.27 Amendment No. 23 to the Amended and Restated Agreement of Limited Partnership dated as of May 17, 1999, as filed as exhibit 3.26 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-70369) and incorporated herein by reference.

3.28 Amendment No. 24 to the Amended and Restated Agreement of Limited Partnership dated as of June 15, 1999, as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3.29 Amendment No. 25 to the Amended and Restated Agreement of Limited Partnership dated as of July 14, 1999, as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.30 Amendment No. 26 to the Amended and Restated Agreement of Limited Partnership dated as of July 15, 1999, as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

Exhibit
Number                                 Description

3.31 Amendment No. 27 to the Amended and Restated Agreement of Limited Partnership dated as of August 16, 1999, as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.32 Amendment No. 28 to the Amended and Restated Agreement of Limited Partnership dated as of September 15, 1999, as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.33 Amendment No. 29 to the Amended and Restated Agreement of Limited Partnership dated as of October 15, 1999, as filed as exhibit 3.34 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.34 Amendment No. 30 to the Amended and Restated Agreement of Limited Partnership dated as of November 15, 1999, as filed as exhibit 3.35 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.35 Amendment No. 31 to the Amended and Restated Agreement of Limited Partnership dated as of December 15, 1999, as filed as exhibit 3.36 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.36 Amendment No. 32 to the Amended and Restated Agreement of Limited Partnership dated as of December 30, 1999, as filed as exhibit 3.37 to our 1999 Annual Report on Form 10-K and incorporated herein by reference.

3.37 Amendment No. 33 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 17, 2000, as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.38 Amendment No. 34 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of February 15, 2000, as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.39 Amendment No. 35 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000, as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.40 Amendment No. 36 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 15, 2000, as filed as exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

3.41 Amendment No. 37 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 24, 2000, as filed as exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

Exhibit
Number                                 Description

3.42 Amendment No. 38 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of April 17, 2000, as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.43 Amendment No. 39 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of May 15, 2000, as filed as exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.44 Amendment No. 40 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of June 15, 2000, as filed as exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

3.45 Amendment No. 41 to the Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of March 7, 2002, as filed as exhibit 3.46 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

3.46 Amendment No. 42 to Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of January 10, 2003, as filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.1 Option Agreement by and between Prime Group Realty, L.P. and 300 N. LaSalle, L.L.C., as filed as exhibit 10.13 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

10.2    Registration  Rights  Agreement  dated as of November  17, 1997  between
        Prime Group Realty Trust, Prime Group Realty, L.P., Primestone Investment Partners L.P. and the other investors named therein, as filed as exhibit 10.14 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

10.3 Environmental Remediation and Indemnification Agreement dated as of November 17, 1997 by and between Prime Group Realty, L.P. and The Prime Group, Inc., as filed as exhibit 10.29 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

10.4 Tax Indemnification Agreement by and between Prime Group Realty, L.P. and Edward S. Hadesman Trust dated May 22, 1992, Grandville/Northwestern Management Corporation, Carolyn B. Hadesman Trust dated May 21, 1992, Lisa Hadesman 1991 Trust, Cynthia Hadesman 1991 Trust, Tucker B. Magid, Francis Shubert, Grandville Road Property, Inc., H R Trust, Edward E. Johnson and Sky Harbor Associates, as filed as exhibit 10.24 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

10.5 Tax Indemnification Agreement dated as of November 17, 1997 by and between Prime Group Realty, L.P., Stephen J. Nardi, Narco Enterprises, Inc. and Nardi Group Limited, as filed as exhibit 10.25 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit
Number                               Description

10.6 Indemnification Agreement dated as of November 17, 1997 by and between The Prime Group, Inc. and Prime Group Realty, L.P., as filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, as amended by the Company's Form 10-K/A as filed with the Commission on April 27, 1998 and incorporated herein by reference.

10.7 Registration Rights Agreement dated as of March 25, 1998 between Prime Group Realty Trust and the other parties thereto, as filed as exhibit
        10.36 to the Company's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

10.8    Registration  Rights  Agreement  dated as of November  17, 1997  between
        Prime Group Realty Trust and Security Capital Preferred Growth Incorporated, as filed as exhibit 10.30 to the Company's Annual Report on Form 10-K, as amended by the Company's Form 10-K/A as filed with the Commission on April 27, 1998 and incorporated herein by reference

10.9 Registration Rights Agreement dated as of December 15, 1997 between Prime Group Realty Trust and certain holders of Common Units of Prime Group Realty, L.P., as filed as exhibit 10.28 to the Company's 1997 Annual Report on Form 10-K and incorporated herein by reference

10.10 Subordination and Intercreditor Agreement dated as of May 14, 1998 between Prime Group Realty, L.P. and Connecticut General Life Insurance Company, as filed as exhibit 10.44 to the Company's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

10.11 Promissory Note dated as of May 1, 1998 made by certain subsidiaries of Prime Group Realty Trust to CIBC, Inc., as filed as exhibit 10.42 to the Company's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

10.12 Promissory Note dated as of May 14, 1998 made by American National Bank and Trust Company of Chicago, not personally but as trustee under trust agreement dated July 26, 1977 and known as Trust No. 40935 and American National Bank and Trust Company of Chicago, as successor trustee to First Bank, N.A., as successor trustee to National Boulevard Bank of Chicago, not personally, but solely as trustee under trust agreement dated September 27, 1976 and known as Trust No. 5602 to Connecticut General Life Insurance Company as filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 333-51599) and incorporated herein by reference.

10.13 First Amendment to Tax Indemnification Agreement dated as of March 15, 2000 by and among Stephen Nardi, Narco Enterprises, Inc., Nardi Group
        Limited and Prime Group Realty, L.P., as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.14 Amended and Restated Employment Agreement dated as of September 1, 2000 among Prime Group Realty Trust, Prime Group Realty, L.P. and Jeffrey A. Patterson, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

Exhibit
Number                               Description

10.15 Support and Standstill Agreement dated as of August 30, 2001 by and among Cadim inc., The Prime Group, Inc., Prime Group Realty Trust and Prime Group Realty, L.P., as filed on August 31, 2001 under Schedule 14D9 and incorporated herein by reference.

10.16 Amended and Restated Support and Standstill Agreement dated as of September 14, 2001 by and among Cadim inc., The Prime Group, Inc., Prime Group Realty Trust and Prime Group Realty, L.P., as filed on September 19, 2001 under Schedule 14D9-C and incorporated herein by reference.

10.17 Consent and Agreement dated as of November 16, 2001 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Cadim inc., as filed as exhibit 99.1 to our Current Report on Form 8-K (filed November 21, 2001, File No. 001-13589) and incorporated herein by reference.

10.18 Tax Indemnity Agreement dated November 17, 1997 by and among Prime Group Realty, L.P., Roland E. Casati and Richard A. Heise, as filed as exhibit
        10.22 to our 2001 Annual Report on Form 10-K and incorporated herein by reference.

10.19 First Amendment to Series A Preferred Securities Purchase Agreement dated as of February 22, 2002 among Prime Group Realty Trust, Prime Group Realty, L.P., and Security Capital Preferred Growth Incorporated, as filed as exhibit 99.1 to our Current Report on Form 8-K (filed February 28, 2002, File No. 001-13589) and incorporated herein by reference.

10.20*  Bonus  Agreement  dated  as of May 20,  2002  by and  between  Louis  G.
        Conforti, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.21* Bonus Agreement dated as of May 20, 2002 by and between Jeffrey A. Patterson, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.22* Bonus Agreement dated as of May 20, 2002 by and between James F. Hoffman, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference

10.23 Securities Purchase and Exchange Agreement dated as of June 13, 2002 among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.1 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.24 Form of Promissory Note from Prime Group Realty, L.P. in favor Security Capital Preferred Growth Incorporated, as filed as exhibit 99.2 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number                               Description

10.25 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth, Incorporated, as filed as exhibit 99.3 to our Current Report on Form 8-K (filed June 14, 2002, File No. 001-13589) and incorporated herein by reference.

10.26 Form of Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.1 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.27 Form of Exchangeable Promissory Note from Prime Group Realty, L.P. in favor of Security Capital Preferred Growth Incorporated, as filed as
        Exhibit 99.2 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.28 Amendment No. 1 to the Securities Purchase and Exchange Agreement dated as of July 16, 2002 by and among Security Capital Preferred Growth Incorporated, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.29 Registration Agreement dated as of July 16, 2002 by and between Prime Group Realty Trust and Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.4 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference

10.30 Series A-1 Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.5 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.31 Series A-2 Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.6 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.32 Series B Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.7 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.33 Series C Share Purchase Warrant dated July 16, 2002 from Prime Group Realty Trust to Security Capital Preferred Growth Incorporated, as filed as Exhibit 99.8 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

10.34 Reaffirmation and Amendment of Limited Guaranty (Loan to BRE/City Center L.L.C.) dated as of June 27, 2002 by and between Prime Group Realty, L.P. and Corus Bank N.A., as filed as Exhibit 99.13 to our Current Report on Form 8-K (filed July 18, 2002, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number                                 Description

10.35 Loan Agreement dated as of March 10, 2003 between Lehman Brothers Bank FSB and 330 N. Wabash Avenue, L.L.C., as filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.36 Promissory Note dated as of March 10, 2003 from 330 N. Wabash Avenue, L.L.C. in favor of Lehman Brothers Bank FSB, as filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.37 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.38 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.39 Guaranty dated as of March 10, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Bank FSB, as filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.40 Mezzanine Loan Agreement dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C. and LNR Eastern Lending, LLC, as filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.41 Omnibus First Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC and Prime Group Realty, L.P., as filed as Exhibit
        10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.42 Omnibus Second Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.43 Omnibus Third Modification to Mezzanine Loan Documents dated as of March 19, 2003 by and among Prime/Beitler Development Company, L.L.C., LNR Eastern Lending, LLC, Dearborn Center, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.44 Mezzanine Note dated as of March 19, 2003 from Prime/Beitler Development Company, L.L.C. in favor of LNR Eastern Lending, LLC, as filed as
        Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

Exhibit
Number                              Description

10.45 Guaranty of Completion and Indemnity dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as
        Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.46 Guaranty of Interest and Operating Costs dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.47 Reserve Account Agreement dated as of March 19, 2003 by and among Dearborn Center, L.L.C., Bayerische Hypo- Und Vereinsbank AG, New York Branch, LNR Eastern Lending, LLC, Prime/Beitler Development Company, L.L.C. and Prime Group Realty, L.P., as filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.48 Non-Recourse Carveout Agreement dated as of March 19, 2003 by Prime Group Realty, L.P. in favor of LNR Eastern Lending, LLC, as filed as
        Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.49 Mezzanine Loan Agreement dated as of May 28, 2003 between Lehman Brothers Holdings Inc. and 330 N. Wabash Mezzanine, L.L.C., as filed as
        Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.50 Promissory Note dated as of May 28, 2003 from 330 N. Wabash Mezzanine, L.L.C. in favor of Lehman Brothers Holdings Inc., as filed as Exhibit
        10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.51 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.52 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.53 Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.54 Amendment to Loan Agreement dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB, as filed as Exhibit
        10.20 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

Exhibit
Number                             Description

10.55   Omnibus Amendment to Loan Documents dated as of May 28, 2003 between 330
        N.  Wabash  Avenue,  L.L.C.  and Lehman  Brothers  Bank FSB, as filed as
        Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.56 Amendment to Guaranty dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.57 Termination of $4,000,000 Mortgage Guaranty Note dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.58 Contribution Agreement dated as of August 4, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as Exhibit 99.2 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

10.59 First Amendment to Contribution Agreement dated as of August 18, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as
        Exhibit 99.3 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

10.60 Second Amendment to Contribution Agreement dated as of August 29, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as
        Exhibit 99.4 to our Current Report on Form 8-K (filed September 5, 2003, File No. 001-13589) and incorporated herein by reference.

10.61 Third Amendment to Contribution Agreement dated as of October 8, 2003 between Prime Group Realty, L.P. and WELP Chicago, L.C., as filed as
        Exhibit 99.2 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.62 Amended and Restated Limited Liability Company Agreement of Dearborn Center, L.L.C. dated as of October 8, 2003 between UST XI Dearborn, Ltd. and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.63 Management and Leasing Agreement dated as of October 8, 2003 by and between Dearborn Center, L.L.C. and Prime Group Realty Services, Inc., as filed as Exhibit 99.4 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.64 Earnout Guaranty dated as of October 8, 2003 by Estein & Associates USA, Ltd. for the benefit of Prime Group Realty, L.P., as filed as Exhibit
        99.5 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number                             Description

10.65 Indemnification Agreement dated as of October 8, 2003 by Prime Group Realty, L.P. for the benefit of UST XI Dearborn, Ltd. and Dearborn Center, L.L.C., as filed as Exhibit 99.6 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.66 Existing Tenant Improvements and Citadel Cash Escrow Agreement dated as of October 8, 2003 among Prime Group Realty, L.P., UST XI Dearborn, Ltd., Dearborn Center, L.L.C. and Near North Title Insurance Company, as filed as Exhibit 99.7 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.67 Promissory Note dated as of October 1, 2003 from Dearborn Center, L.L.C. to Landesbank Hessen-Thuringen Girozentrale, as filed as Exhibit 99.8 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.68 Loan Agreement dated as of October 1, 2003 by and between Dearborn Center, L.L.C. and Landesbank Hessen-Thuringen Girozentrale, as filed as
        Exhibit 99.9 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.69 Employment Agreement dated October 29, 2003 among Prime Group Realty Trust, Prime Group Realty, L.P. and Richard M. FitzPatrick, as filed as
        Exhibit 10.75 to our Annual Report on Form 10-K (filed March 12, 2004, File No. 001-13589) and incorporated herein by reference.

10.70 Consent and Agreement dated as of September 26, 2000 by Prime Group Realty Trust, and Prime Group Realty, L.P. in favor of Vornado PS, L.L.C., as filed as exhibit 99.7 to Vornado Realty Trust's Schedule 13D (filed November 2, 2001, File No. 005-51993) and incorporated herein by reference.

10.71 Environmental Escrow Agreement dated as of October 8, 2004 by and among Prime Group Realty, L.P., CenterPoint Properties Trust and Chicago Title and Trust Company, as filed as exhibit 99.4 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

10.72 Escrow Agreement dated as of October 8, 2004 by and among CenterPoint Properties Trust and Prime Group Realty, L.P. and Chicago Title and Trust Company, as filed as exhibit 99.5 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

10.73 Second Amended and Restated Employment Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Jeffrey A. Patterson, as filed as exhibit 10.1 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.74 Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and James
        F. Hoffman, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number                               Description

10.75 Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Randel
        S. Waites, as filed as exhibit 10.3 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.76 Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Steve Baron, as filed as exhibit 10.4 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.77 Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Paul Del Vecchio, as filed as exhibit 10.5 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.78 Letter dated April 6, 1998 by and between Prime Group Realty Trust and Roy Rendino, as filed as exhibit 10.6 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.79 Letter dated October 21, 2004 by and between Prime Group Realty Trust and Roy Rendino, as filed as exhibit 10.7 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.80 Agreement and Plan of Merger dated October 27, 2004 by and among Prime/Mansur Investment Partners, LLC, Cumberland Blues Merger Sub, LLC, Cumberland Blues, LLC, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed October 28, 2004, File No. 001-13589) and incorporated herein by reference.

10.81 Termination and Release Agreement dated November 9, 2004 by and between The Prime Group, Inc., Prime Group Partners, LLC and Prime Group Realty, LP.

10.82 Agreement and Plan of Merger dated February 17, 2005 by and among Prime Office Company, LLC, Prime Office Merger Sub LLC, Prime Office Merger Sub I, LLC, Prime Group Realty Trust and Prime Group Realty, L.P. as filed as exhibit 10.1 to our Current Report on Form 8-K (filed February 17, 2005, File No. 001-13589) and incorporated herein by reference.

12.1 Computation of Ratios of Earnings to Fixed Charges and Preferred Share Distributions

21.1    Subsidiaries of Registrant.

23.1    Consent of Independent Auditors.

31.1 Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2 Rule 13a-14(a) Certification of Richard M. FitzPatrick, Chief Financial Officer of Registrant.

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of the Board of Registrant.

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 of Richard M. FitzPatrick, Executive Vice President and Chief Financial Officer of Registrant.

---------------------

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(b) of the Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2005.

                                          PRIME GROUP REALTY TRUST

                                          By: /s/ Richard M. FitzPatrick
                                          ------------------------------
                                              Richard M. FitzPatrick
                                              Executive Vice President and
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.



              Signature                                     Title                               Date


/s/Douglas Crocker, II                     Chairman of the Board and Trustee            March 1, 2005
----------------------
Douglas Crocker, II


/s/Jeffrey A. Patterson                    President and Chief Executive Officer        March 1, 2005
-----------------------





/s/Richard M. FitzPatrick                  Executive Vice President and                 March 1, 2005
-------------------------                  Chief Financial Officer
Richard M. FitzPatrick                      (Principal Financial Officer)







/s/Roy P. Rendino                          Senior Vice President - Finance and Chief    March 1, 2005
-----------------                          Accounting Officer (Principal Accounting
Roy P. Rendino                                           Officer)



/s/Ray H. D'Ardenne                        Trustee                                      March 1, 2005
-------------------
Ray H. D'Ardenne



/s/Jacque M. Ducharme                      Trustee                                      March 1, 2005
---------------------
Jacque M. Ducharme



/s/Daniel A. Lupiani                       Trustee                                      March 1, 2005
--------------------
Daniel A. Lupiani



/s/Stephen J. Nardi                        Trustee                                      March 1, 2005
-------------------
Stephen J. Nardi



/s/Christopher J. Nassetta                 Trustee                                      March 1, 2005
--------------------------
Christopher J. Nassetta


                               PRIME GROUP REALTY TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm....................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003................F-4

Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002.........................................F-5

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2004, 2003 and 2002.............................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002.........................................F-7

Notes to Consolidated Financial Statements.................................F-10

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation
   as of December 31, 2004.................................................F-53

Financial Statements of Significant Subsidiary.............................F-54

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Trustees
Prime Group Realty Trust

      We have  audited the  accompanying  consolidated  balance  sheets of Prime
Group Realty Trust as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Prime Group Realty Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Prime Group Realty Trust's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.



                                                     /s/Ernst & Young LLP
                                                     --------------------


Chicago, Illinois
February 21, 2005

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Trustees
Prime Group Realty Trust

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting included at Item 9A, that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prime Group Realty Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Prime Group Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Prime Group Realty Trust and our report dated February 21, 2005 expressed an unqualified opinion thereon.

                                                     /s/Ernst & Young LLP
                                                     --------------------
Chicago, Illinois
February 21, 2005

                            PRIME GROUP REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                December 31        December 31
                                                                                   2004                2003
                                                                            ----------------------------------------

Assets
Real estate, at cost:
   Land..................................................................      $    124,100       $    123,780
   Building and improvements.............................................           494,742            491,558
   Tenant improvements...................................................            62,452             56,499
   Furniture, fixtures and equipment.....................................             9,927             10,096
                                                                            ----------------------------------------
                                                                                    691,221            681,933
   Accumulated depreciation..............................................          (107,440)           (88,090)
                                                                            ----------------------------------------
                                                                                    583,781            593,843
   Property held for development.........................................             1,588              1,588
                                                                            ----------------------------------------
                                                                                    585,369            595,431

Properties held for sale.................................................               591            204,222
Investments in unconsolidated joint ventures.............................            26,088             42,778
Cash and cash equivalents................................................            71,731             32,608
Receivables,  net of  allowance  of $1,985 and $259
  at  December  31,  2004 and December 31, 2003, respectively:
     Tenant..............................................................               641              1,241
     Deferred rent.......................................................            18,934             16,764
     Other...............................................................             2,190                386
Restricted cash escrows..................................................            42,774             35,761
Deferred costs, net......................................................            16,255             16,593
Other....................................................................             2,790              2,997
                                                                            ----------------------------------------
Total assets.............................................................      $    767,363      $     948,781
                                                                            ========================================

Liabilities and Shareholders' Equity
Mortgage notes payable...................................................      $    427,445      $     435,869
Mortgage notes payable related to properties held for sale...............                 -            112,051
Bonds payable related to properties held for sale........................                 -             24,900
Liabilities related to properties held for sale..........................                 -             17,630
Accrued interest payable.................................................             1,508              1,539
Accrued real estate taxes................................................            25,861             24,610
Accrued tenant improvement allowances....................................             4,884             10,973
Accounts payable and accrued expenses....................................             9,184              8,276
Liabilities for leases assumed...........................................             9,957             13,792
Deficit investment in unconsolidated joint venture.......................             4,087              5,168
Dividends payable........................................................             2,250                  -
Other....................................................................            17,609              8,832
                                                                            ----------------------------------------
Total liabilities........................................................           502,785            663,640
Minority interests:
   Operating Partnership.................................................            19,154             21,803
Shareholders' equity:
   Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
     Series B - Cumulative Redeemable Preferred Shares, 4,000,000
     shares designated, issued and outstanding...........................                40                 40
   Common Shares, $0.01 par value; 100,000,000 shares authorized;
     23,671,996 and 23,670,522 shares issued and outstanding at
     December 31, 2004 and December 31, 2003, respectively...............               236                236
   Additional paid-in capital............................................           381,293            381,273
   Accumulated other comprehensive loss..................................              (468)            (2,917)
   Distributions in excess of earnings...................................          (135,677)          (115,294)
                                                                            ----------------------------------------
Total shareholders' equity...............................................           245,424            263,338
                                                                            ----------------------------------------
Total liabilities and shareholders' equity...............................      $    767,363      $     948,781
                                                                            ========================================




                             See accompanying notes.

                            PRIME GROUP REALTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                         Year ended December 31
                                                                     2004            2003            2002
                                                           ---------------------------------------------------

Revenue:
Rental.................................................     $       65,479   $       84,870   $      70,397
Tenant reimbursements..................................             42,934           50,435          43,714
Other property revenues................................              3,763            4,371           4,272
Services Company revenue...............................              4,374            2,923           7,366
                                                           ---------------------------------------------------
Total revenue..........................................            116,550          142,599         125,749

Expenses:
Property operations....................................             31,237           34,640          33,128
Real estate taxes......................................             24,048           28,466          24,312
Depreciation and amortization..........................             22,016           28,683          20,413
General and administrative.............................             10,426            9,681           9,794
Services Company operations............................              3,768            2,582           4,811
Provision for asset impairment.........................                  -            1,948           6,203
Severance costs........................................                322              701           2,525
Strategic alternative costs............................              2,374              485           1,561
Loss on tax indemnification............................                  -                -             189
                                                           ---------------------------------------------------
Total expenses.........................................             94,191          107,186         102,936
                                                           ---------------------------------------------------

Operating income.......................................             22,359           35,413          22,813
(Loss) income from investments in unconsolidated joint
      ventures.........................................            (14,878)          (2,249)            810
 Other income..........................................              1,617            1,296           1,380
 Interest:
      Expense..........................................            (28,500)         (47,853)        (30,660)
      Amortization of deferred financing costs.........             (1,667)          (6,957)         (3,691)
                                                           ---------------------------------------------------
Loss from continuing operations before minority
   interests...........................................            (21,069)         (20,350)         (9,348)
Minority interests.....................................              3,458            6,453           9,683
                                                           ---------------------------------------------------
(Loss) income from continuing operations...............            (17,611)         (13,897)            335
Discontinued operations, net of minority interests of
   $(873), $(6,512) and $21,030 in 2004, 2003 and 2002,
   respectively........................................              6,721          (21,674)        (29,759)
                                                           ---------------------------------------------------
Loss before loss on sales of real estate...............            (10,890)         (35,571)        (29,424)
Loss on sales of real estate, net of minority interests
   of $64, $84 and $839 in 2004, 2003 and 2002,
   respectively........................................               (493)            (646)         (1,197)
                                                           ---------------------------------------------------
Net loss...............................................            (11,383)         (36,217)        (30,621)
Net income allocated to preferred shareholders.........             (9,000)          (9,000)        (11,280)
                                                           ---------------------------------------------------
Net loss available to common shareholders..............     $      (20,383)  $      (45,217)   $    (41,901)
                                                           ===================================================

Basic and diluted earnings available to common shares
   per weighted-average common share:
Loss from continuing operations........................     $        (1.12)  $         (1.14)  $      (0.70)
Discontinued operations, net of minority interests.....               0.28             (1.08)         (1.90)
Loss on sales of real estate, net of minority interests              (0.02)            (0.03)         (0.07)
                                                           ---------------------------------------------------
Net loss available per weighted-average common share of
   beneficial interest -basic and diluted..............     $        (0.86)  $         (2.25)  $      (2.67)
                                                           ===================================================

Comprehensive loss:
Net loss...............................................     $      (11,383)  $       (36,217)  $    (30,621)
Other comprehensive loss - interest rate
   protection agreements
   Net unrealized (losses) gains arising
     during the year...................................               (145)              (63)         6,116
   Equity in unrealized gains (losses) arising
     during the year - unconsolidated entities.........                  -             2,542         (1,344)
   Losses reclassified into earnings from
     other comprehensive income -
     unconsolidated entities...........................              2,594               612            275
                                                           ---------------------------------------------------
Comprehensive loss.....................................     $       (8,934)  $       (33,126)  $    (25,574)
                                                           ===================================================


                             See accompanying notes.






                            PRIME GROUP REALTY TRUST

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

       (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE/UNIT AND PER SHARE AMOUNTS)



                                                                       Accumulated
                                     Series B              Additional     Other      (Distributions
                                     Preferred   Common     Paid-In   Comprehensive   in Excess of)
                                      Shares     Shares     Capital        Loss      Retained Earnings    Total
                                    ------------------------------------------------------------------------------

Balance at January 1, 2002.......   $     40  $     157   $   329,390  $ (11,055)   $   (36,426)     $   282,106
Amortization of restricted stock
   awards........................         -          -            304          -              -              304
Net loss.........................         -          -              -          -        (30,621)         (30,621)
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -          -              -          -         (9,000)          (9,000)
Series A - preferred share
   dividends declared ($1.51 per
   share)........................         -          -              -          -         (3,030)          (3,030)
Net unrealized gain on
   derivative instruments........         -          -              -      5,047              -            5,047
Issuance of stock warrants.......         -          -            633          -              -              633
                                    ------------------------------------------------------------------------------
Balance at December 31, 2002.....        40        157        330,327     (6,008)       (79,077)         245,439
Conversion of 7,980,899 common
   units to common shares (one
   for one)......................         -         79         50,852          -              -           50,931
Amortization of restricted stock
   awards........................         -          -             94          -              -               94
Net loss.........................         -          -              -          -        (36,217)         (36,217)
Net unrealized gain on
   derivative instruments........         -          -              -      3,091              -            3,091
                                    ------------------------------------------------------------------------------
Balance at December 31, 2003.....        40        236        381,273     (2,917)      (115,294)         263,338
Amortization of restricted stock
   awards........................         -          -             20          -              -               20
Net loss.........................         -          -              -          -        (11,383)         (11,383)
Series B - preferred share
   dividends declared ($2.25 per
   share)........................         -          -              -          -         (9,000)          (9,000)
Net unrealized gain on
   derivative instruments........         -          -              -      2,449              -            2,449
                                    ------------------------------------------------------------------------------
Balance at December 31, 2004.....   $    40  $     236    $   381,293  $    (468)   $  (135,677)     $   245,424
                                    ==============================================================================




                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                                          Year ended December 31
                                                                     2004          2003          2002
                                                                -------------------------------------------

Operating activities
Net loss....................................................     $    (11,383)  $   (36,217)   $  (30,621)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Amortization of discount on notes payable..............                -           343           290
     Amortization of costs for leases assumed (included in
       rental revenue)......................................              288         2,968           836
     (Gain) loss on sales of real estate ((gain) loss of
       $(10,287), $(2,348) and $2,447 in 2004, 2003 and
       2002, respectively, included in discontinued
       operations)..........................................           (5,382)       (1,618)        4,483
     Depreciation and amortization (including discontinued
       operations)..........................................           29,558        42,575        39,805
     Provision for asset impairment (asset impairments of
       $43,405 and $58,322 in 2003 and 2002, respectively,
       included in discontinued operations).................                -        45,353        64,525
     Net equity in loss (income) from investments in
       unconsolidated joint ventures........................           14,878         2,249          (810)
     Minority interests (including discontinued operations
       and loss on sales of real estate)....................           (2,649)          (25)      (31,552)
     Changes in operating assets and liabilities (including
       discontinued operations):
       Increase in receivables..............................           (2,736)         (783)         (808)
       Decrease (increase) in other assets..................              727           (77)          582
       (Decrease) increase in accrued interest payable......              (65)       (5,553)        3,333
       (Decrease) increase in accrued real estate taxes.....             (595)        4,631         2,480
       (Decrease) increase in accounts payable and accrued
         expenses...........................................           (4,575)        5,223        (9,229)
       Increase (decrease) in other liabilities.............            4,042        (2,194)         (994)
                                                                -------------------------------------------
Net cash provided by operating activities...................           22,108        56,875        42,320
Investing activities
Expenditures for real estate and equipment..................          (15,950)     (104,472)     (124,054)
Proceeds received under environmental indemnification.......            3,100             -             -
Proceeds from sales of real estate..........................          134,169       430,254        26,596
Decrease (increase) in restricted cash escrows (including
   discontinued operations).................................            3,424       (13,483)       13,187
Leasing costs...............................................           (7,761)      (20,201)      (13,770)
Proceeds from assignment of joint venture interest..........                -             -        22,969
Loan to unconsolidated joint venture........................             (588)            -             -
Net distributions from (contributions to) unconsolidated
   joint ventures...........................................              219         4,634          (879)
                                                                -------------------------------------------
Net cash provided by (used in) investing activities.........          116,613       296,732       (75,951)


                            PRIME GROUP REALTY TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)



                                                                          Year ended December 31
                                                                     2004          2003          2002
                                                                -------------------------------------------

Financing activities
Financing costs...............................................  $        (755)  $    (4,838)  $    (2,950)
Proceeds from mortgage notes payable..........................         67,000       195,000        20,448
Repayment of mortgage notes payable...........................       (159,093)     (318,763)      (35,310)
Repayment of bonds payable....................................              -             -       (27,150)
Proceeds from construction financing..........................              -        97,155       102,561
Repayment of construction financing...........................              -      (305,353)            -
Series A - preferred shares repurchase........................              -             -        (5,000)
Dividends paid to Series B - preferred shareholders...........         (6,750)            -        (9,000)
Dividends paid to Series A - preferred shareholder............              -             -          (750)
                                                                -------------------------------------------
Net cash (used in) provided by financing activities...........        (99,598)     (336,799)       42,849
                                                                -------------------------------------------
Net increase in cash and cash equivalents.....................         39,123        16,808         9,218
Cash and cash equivalents at beginning of year................         32,608        15,800         6,582
                                                                -------------------------------------------
Cash and cash equivalents at end of year......................   $     71,731   $    32,608   $    15,800
                                                                ===========================================

                             See accompanying notes.

                            PRIME GROUP REALTY TRUST

                             (DOLLARS IN THOUSANDS)

      During the years ended December 31, 2004, 2003 and 2002, we sold the following net assets:



                                                                          Year ended December 31
                                                                     2004          2003          2002
                                                                 ------------------------------------------

Real estate, net..............................................    $   156,487   $  435,784    $  145,948
Deferred rent receivable......................................          3,426        3,222         2,826
Deferred costs, net...........................................          2,507       38,963         2,196
Restricted escrows............................................         27,198        2,526         3,842
Mortgage notes payable assumed by buyer.......................        (28,382)           -      (113,085)
Bonds payable assumed by buyer................................        (24,900)           -        (5,100)
Accrued real estate taxes.....................................         (5,173)      (9,644)       (6,089)
Other liabilities and assets, net.............................         (6,724)       1,908           362
                                                                 ------------------------------------------
Net assets....................................................        124,439      472,759        30,900
Equity investment in unconsolidated entity retained(1)........              -      (44,123)            -
                                                                 ------------------------------------------
Net assets sold...............................................        124,439      428,636        30,900
Proceeds from sales of real estate............................        134,169      430,254        26,596
                                                                 ------------------------------------------
Gain (loss) on sales of real estate(2)........................    $     9,730   $    1,618    $   (4,304)
                                                                 ==========================================

(1) Represents our 30% subordinate common equity in the Bank One Center joint venture.
(2) $10.3 million and $2.3 million of gain and $2.4 million of loss on sale of real estate during the years ended December 31, 2004, 2003 and 2002, respectively, are included in discontinued operations. For the year ended December 31, 2004, the $10.3 million gain includes $4.3 million of non-cash allocated costs.

      The following represents supplemental disclosure of significant noncash activity for the years ended December 31, 2004, 2003, and 2002:


                                                                          Year ended December 31
                                                                     2004          2003          2002
                                                                -------------------------------------------

Real estate basis reduction due to the exchange of
  Operating  Partnership common  units for common shares....     $       -    $  (24,614)    $       -
Deferred  leasing cost  reduction  due to the exchange
  of Operating  Partnership common units for common shares..             -        (1,272)            -
Real estate additions through the issuance of
   partnership units to minority interest...................             -             -         3,210
Real estate additions through the increase in accrued
   interest payable on construction financing...............             -             -         8,162
Real estate additions through the increase in accrued
   tenant improvement allowances............................             -             -        23,577
Mortgage notes payable reduction through assumption of
   debt by purchaser of sold properties.....................        28,382             -       113,085
Bonds payable reduction through assumption of debt by
   purchaser of sold property...............................        24,900             -         5,100
Repurchase of Series A preferred shares through the
   issuance of notes payable................................             -             -        35,000
Dividends paid to Series A preferred shares through the
   issuance of notes payable................................             -             -         2,280
                                                                -------------------------------------------
                                                                $   53,282    $  (25,886)   $  190,414
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

      We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at December 31, 2004 and 2003. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of preferred shares and common shares are based upon such distributions we receive with respect to our preferred and common units.

Basis of Presentation

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

      Investments in corporations and partnerships in which we do not have a controlling financial interest but do have significant influence or a majority interest are accounted for under the equity method of accounting. To the extent that our recorded share of losses exceeds our investment in an unconsolidated corporation or partnership, we reflect a deficit investment as a liability in our consolidated financial statements.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by Interpretation 46. We adopted Interpretation 46 in the fourth quarter of 2003 and it did not have any effect on our financial statements.

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

      We have one primary reportable segment consisting principally of our ongoing ownership and operation of eleven office properties and one industrial property located in the Chicago area and leased through operating leases to unrelated third parties. Substantially all depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

Real Estate

      Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

      Buildings                                   40 years
      Building improvements                       10 to 30 years
      Tenant improvements                         Term of related leases
      Furniture and equipment                     3-10 years

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

      In accordance with SFAS 144, net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in our Consolidated Balance Sheets and Statements of Operations as "discontinued operations" for all years presented.

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

Allowance for Doubtful Accounts

      We record an allowance for doubtful accounts on a tenant-by-tenant basis using the specific identification method. As a result, we recorded a provision of $1.7 million, $0.3 million and $0.8 million for years ended 2004, 2003 and 2002, respectively.

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

Interest Rate Protection Agreements

      In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with our leasing income and other financial assets with interest rates on related debt and to manage the cost of borrowing obligations. These are principally entered into to comply with requirements under certain of our loan agreements.

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

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Financial Accounting Standards Board also issued guidance on the accounting for options used as hedges under SFAS 133. Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in accumulated other comprehensive loss on the balance sheet. Any unrealized gains or losses due to changes in market value of options, such as interest rate caps, have been recorded in comprehensive loss.

      On December 31, 2004 and 2003, we reported our derivative instruments at their fair value as other assets of $613 and $0.2 million, and accumulated other comprehensive loss of $0.5 million and $2.9 million, respectively. We also recorded an increase in deficit investment in unconsolidated joint venture of $2.6 million for the year ended December 31, 2003. We incurred total comprehensive losses of $8.9 million ($0.38 per weighted average share), $33.1 million ($1.65 per weighted average share) and $25.6 million ($1.63 per weighted average share) for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share

      Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding: (i) common share options were exercised; (ii) limited partner common units in the Operating Partnership were exchanged for common shares; (iii) common share grants were fully-vested; (iv) common share warrants were exercised; and (v) convertible preferred shares were converted into common shares.

Stock Based Compensation

      We account for common share option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals the market price of the underlying shares at the date of grant. Under our Share Incentive Plan (the "Plan"), the measurement date is the market price of the underlying shares on the day prior to the date of grant. We have not recorded any compensation expense as the market price differential between the dates has been nominal.

      On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123 (R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      We plan to adopt Statement 123 using the modified prospective method.

      Adoption of Statement 123(R) is not anticipated to have a material impact on our results of operations or our financial position.

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

      As of December 31, 2004, for income tax purposes, our real estate had a gross and net basis of $450.1 million and $387.2 million, respectively, mortgage notes receivable had a tax basis of $71.4 million, deferred costs had a gross and net basis of $31.4 million and $16.3 million, respectively, and deferred rent receivable had no tax basis. Our investment in unconsolidated real estate joint ventures, for income tax purposes, had a net basis of $42.7 million.

     We account for income taxes payable by the Services Company in accordance with SFAS No. 109,"Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

      The Services Company recorded a tax provision of $1.1 million during 2004 and at December 31, 2004, had a current and deferred tax liability of $34,000 and $30,000, respectively. During 2003, the Services Company recorded a tax provision of $0.4 million and had deferred tax assets in excess of deferred tax liabilities of $1.0 million (included in other assets).

Severance Costs

      For the year ended December 31, 2004, severance costs of $0.3 million were incurred primarily resulting from the retirement of Mr. Stephen J. Nardi as our Chief Executive Officer and Chairman of our Board. Severance costs for the year ended December 31, 2003 of $0.7 million resulted from the termination of Mr. Louis G. Conforti, our former Chief Financial Officer. For the year ended December 31, 2002, severance costs of $2.5 million resulted primarily from the resignations of our former Chairman and our former Chief Executive Officer, as well as a reduction of corporate management and support staff.

Strategic Alternative Costs

     Strategic alternative costs relate to legal, consulting, and professional fees incurred. In December 2002, our Board approved the engagement of two investment banks as our financial advisors to assist in the evaluation of our strategic alternatives, including, but not limited to, a sale, merger or other business combination involving the Company, or a sale of some or all of our assets. On February 16, 2005, we entered into an amendment to our engagement letter with one of these advisors, Wachovia Capital Markets, LLC ("Wachovia"), extending their engagement through December 20, 2005. The engagement of our other financial advisor expired in December 2003.

      Strategic alternative costs for the year ended December 31, 2004 includes an accounts receivable reserve for $0.9 million. The receivable reserve relates to a prior master lease obligation due from Mr. Nardi, which is payable solely from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve has been established for this amount.

2.  Asset Impairments

      During 2004, 2003 and 2002, we recorded the following provisions for asset impairments:



                                                                    December 31
                                                          2004         2003         2002
                                                      ----------------------------------------
                                                              (dollars in thousands)


Operating properties (1).........................     $        -    $     900   $        -
Investment in unconsolidated entities (2)........              -            -          495
Property under development (3)...................              -        1,048        5,708
                                                      ----------------------------------------
                                                               -        1,948        6,203
Discontinued operations (4)......................              -       43,405       58,322
                                                      ----------------------------------------
                                                      $        -    $  45,353   $   64,525
                                                      ========================================




(1) In 2003, we admitted a new 70% joint venture partner to the joint venture which owns the Bank One Center office building. We recorded an asset impairment of $0.9 million in 2003 representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70% interest, net of estimated transaction costs.

(2) On August 23, 2002, we transferred our interest in a joint venture to another joint venture partner and recorded an asset impairment of $0.5 million related to our investment in that unconsolidated entity.

(3) During 2003 and 2002, we abandoned or curtailed various development projects and recorded asset impairments of $1.0 million and $4.2 million, respectively. We also recorded asset impairments of $1.0 million in 2002, related to certain costs for other development projects that we determined no longer had value to the project. In addition, we placed one of the development projects on hold and, as a result, the remaining costs, other than those attributable to the fair value of the land, were determined to have no value resulting in additional asset impairment of $0.5 million in 2002.

(4) Discontinued operations for the years ended December 31, 2003 and 2002 include provisions for asset impairment related to properties held for sale or sold. See Note 9 - Discontinued Operations to these Consolidated Financial Statements for a description of these asset impairments.

3.       Deferred Costs

      Deferred costs consist of the following:

                                                     December 31
                                               2004                2003
                                       -----------------------------------------
                                                (dollars in thousands)

Financing costs........................    $  10,220           $  12,508
Leasing costs..........................       21,135              18,421
                                       -----------------------------------------
                                              31,355              30,929
Less:  Accumulated amortization........      (15,100)            (14,336)
                                       -----------------------------------------
                                           $  16,255           $  16,593
                                       =========================================

4.  Mortgage Notes and Bonds Payable

      Mortgage notes and bonds payable consisted of the following:





                                                                                    December 31
                                                                               2004             2003
                                                                         -----------------------------------
                                                                                (dollars in thousands)
Mortgage Notes Payable (1), (2):
   Mortgage notes payable to various financial  institutions, collateralized by various properties, interest at fixed
     rates ranging from 5.43% to 8.76% per annum,  with
     principal and interest  payable  monthly on dates ranging
     from 2005  through  2013.  The  weighted  average  rate at
     December 31, 2004 was 7.02%....................................      $   232,445      $   200,012

   Mortgage  notes  payable  to  various   financial   institutions,
     collateralized  by various  properties,  interest  at  variable rates ranging from LIBOR (2.40% at December 31, 2004)  plus 143 basis  points to LIBOR plus 570 basis  points  per annum,  with interest  payable  monthly  through March 9, 2006. The weighted
     average rate at December 31, 2004 was 5.25%....................          195,000          347,908
                                                                         -----------------------------------
Total mortgage notes payable........................................      $   427,445      $   547,920
                                                                         ===================================

Bonds Payable: (3):
   Variable  rate  tax-exempt  bonds  issued by  various  state and
     local government authorities..................................       $         -      $    24,900
                                                                         ===================================


(1) The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2) All of our operating real estate assets and mortgage notes receivable, except for our 280 Shuman Boulevard property, have been pledged as collateral for our mortgage notes payable.

(3) Under the terms of the bond loan agreements, we made interest-only payments monthly, calculated using a floating weekly rate determined by the remarketing agent of the bonds. The rates ranged from 0.96% to 1.78% during 2004, 0.78% to 1.56% during 2003 and 1.20% to 2.02% during 2002. Under the terms of a $25.2 million letter of credit facility that provided support for these bonds, we were required to maintain, on a quarterly basis, a cash collateral escrow. As of December 31, 2003, we had deposited $4.0 million into the cash collateral escrow which was subsequently released in 2004 upon assumption of the bonds by the purchaser of the properties which served as collateral for these bonds. The obligation for these bonds was transferred to the purchaser in conjunction with the sale of the majority of our industrial properties.

     On January 15, 2004, we acquired fee title ownership to the 180 North LaSalle Street office building for a $0.1 million payment. We had previously consolidated the operations of this property in 2003 and 2002 since we had the economic risks and rewards of ownership through our interest in the second mortgage encumbering this property. We also held subordinate interests in the first mortgage interest in the property. Simultaneous with our acquisition of fee title ownership in 180 North LaSalle Street, we refinanced the property with the proceeds of a first mortgage loan in the principal amount of $67.0 million. The loan accrues interest at a fixed interest rate of 5.43% per year and matures February 1, 2011, with principal and interest payments based upon a 30-year amortization period.

      At closing of the loan, we funded leasing and capital replacement reserves of $5.1 million from proceeds and a $2.7 million leasing escrow was released at closing. We also agreed to fund into the leasing reserve escrow an additional $0.1 million per month for 36 months beginning March 2004. The amounts in the reserves can be drawn by us to pay for approved leasing expenditures relating to the property. The loan documents also require us to fund approximately $13,000 per month beginning March 2004 into a capital replacement reserve to be used for approved capital expenditures at the property. We used a portion of the proceeds of the loan to repay the pre-existing third-party debt encumbering the property of $60.0 million, fund the reserve escrows and pay closing costs. After these payments, we received approximately $4.2 million of net proceeds.

      Prior to the closing of the sale of our 33 West Monroe Street property, we provided substitute collateral to the lender which held the existing $11.5 million mezzanine loan relating to this property. The substitute collateral consisted of a pledge of ownership interests in the entity owning our 180 North LaSalle Street property. In connection with the pledge, we funded an escrow of $750,000 to the first mortgage lender at 180 North LaSalle Street as additional collateral to secure any costs it may have incurred in the future relating to the mezzanine loan. In conjunction with the closing of the sale of a portion of our industrial portfolio and repayment of the mezzanine loan, the escrow has been returned to us and the minimum cash balance requirement if no longer required.

      Concurrent with the sale of our 33 West Monroe Street property on April 16, 2004, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million.

      In October and November 2004, the sale of our industrial portfolio was consummated, which resulted in the repayment of $11.8 million of debt and the assumption by the purchaser of $53.3 million of property level debt. In addition, we utilized a portion of the proceeds from the sale to repay $10.9 million of mezzanine financing secured by our 180 North LaSalle Street property and $11.9 million of mezzanine financing secured by our 208 South LaSalle Street and 800-810 Jorie Boulevard properties.

     Interest Rate Protection Agreement. We have entered into the following interest rate cap agreement:




                                   Notional Amount
                                        as of           Capped
                                      December 31,       LIBOR      Effective     Expiration
            Loan Associated with        2004             Rate          Date          Date
---------------------------------- ---------------- -------------- ------------- ---------------
IBM Plaza:
   First Mortgage/Mezzanine Loans    $195,000,000         6.60%        2/21/03       3/15/06



      No amounts were received under the terms of any interest rate protection agreements in 2004, 2003 and 2002.

     Amortization of Principal. During 2004, we made payments totaling $5.2 million for amortization of principal for loans on various properties.

      Other. We have provided guarantees of escrow balances, certain expenses and in some cases principal balances with regard to certain mortgages and notes payable. In addition, as of December 31, 2004, guarantees related to unconsolidated joint ventures totaled $4.9 million.

      We allowed a lender to securitize the loan secured by our 180 North LaSalle Street property by utilizing a Real Estate Mortgage Investment Conduit ("REMIC") in October 2001. The lender transferred the first mortgage loan to the REMIC. The principal amount of the REMIC was $113.7 million and was composed of three classes of certificate holders. Class "A" certificates represented the original first mortgage holder owning a $60.0 million priority interest, Class "B" certificates which were owned by us and represented a $53.7 million interest subordinate to the Class "A" certificates, and the Class "R" certificates represented any residual amounts due to us upon any sale of the property should net proceeds exceed $113.7 million. The interest rate on the Class "A" certificate was LIBOR plus 3.75% and the interest note on the Class "B" certificate was equal to the difference between (i) 16.22% and (ii) the product of LIBOR multiplied by 1.1179. Our Services Company acted as the loan servicer for the REMIC and we accounted for our ownership interest on a consolidated basis. On January 15, 2004, we refinanced the REMIC with the proceeds of a first mortgage loan and, concurrent with the loan closing, acquired fee title ownership in the property.

      Certain mortgage notes payable are subject to various financial covenants including minimum net worth and debt service coverage ratios. In addition, certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more loans. See Note 5 - Debt Covenants to these Consolidated Financial Statements for a description of our various debt covenants.

      The following represents our future minimum principal payments due on our mortgage notes payable outstanding at December 31, 2004 (dollars in thousands):

     Year Ending December 31                                     Amount
     -------------------------------------------------------------------------

     2005.................................................   $      3,997
     2006.................................................        199,290
     2007.................................................          4,604
     2008.................................................         19,210
     2009.................................................          7,344
     Thereafter...........................................        193,000
                                                           -------------------
                                                             $    427,445
                                                           ===================


      Our IBM Plaza property has first and second mortgage loans in the amounts of $130.2 million and $64.8 million, respectively. Both loans have maturity dates of March 9, 2006, with extension options. If the first extension option is exercised, the maturity date will be extended to March 9, 2007. If the second extension option is subsequently exercised, the maturity date will be extended to March 9, 2008. We must give the lender 30 days written notice of our intent to extend the loans and must exercise the extension not later than five business days before the maturity date and pay the applicable extension fee of 0.25% of the outstanding loan balance.

     The mortgage loan secured by our Continental Towers property in the principal amount of $66.0 million at December 31, 2004, matures January 5, 2013. However, the loan agreement provides that, upon notification to us, the lender may modify the loan's interest rate and other major loan terms on or before April 30, 2005. If we determine the revised terms are not acceptable to us, the loan may be repaid at that time without penalty. We have received notice from our lender concerning the modifications and are currently in discussions with potential lenders concerning the refinancing of this property's mortgage note.

      During the years ended December 31, 2003 and 2002, we wrote-off unamortized deferred financing costs related to debt refinancings of $3.2 million and $0.8 million, respectively (included in amortization of deferred financing costs). These write-offs resulted from mortgage notes payable, bonds payable and a line of credit that were repaid or refinanced. During 2004, 2003 and 2002, we wrote-off unamortized deferred financing fees related to debt that was paid as a result of the sale of properties, which is included in discontinued operations. (See Note 9--Discontinued Operations to these Consolidated Financial Statements).

      Total interest paid on mortgage notes payable, bonds payable and construction financing was $32.0 million, $78.7 million and $62.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, we capitalized interest expense of $3.7 million and $29.9 million, respectively, to development projects. No capitalization of interest occurred in the year ended December 31, 2004.

5.  Debt Covenants

      In order to obtain certain covenant modifications in 2002 related to our original construction and mezzanine loans for Bank One Center, we agreed with the Bank One Center lenders to establish an escrow account (the "Citadel Escrow") to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. ("Citadel") at the One North Wacker Drive office building ("One North Wacker Drive") located in downtown Chicago, Illinois. This obligation (the "Citadel Reimbursement Obligation") was undertaken by us in connection with Citadel's lease of space in Bank One Center. See Note 14-Commitments and Contingencies to these Consolidated Financial Statements for description of our Citadel Reimbursement Obligation. We also agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We pre-funded $4.0 million of these costs into the escrow which were subsequently applied to the monthly payments for June, July, August and September of 2003.

     On March 19, 2003, we refinanced the Bank One Center mezzanine loan with the proceeds of a $75.0 million mezzanine loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligation as follows. Prior to the closing of the mezzanine loan, the construction lender held $12.6 million in escrows relating to the Bank One Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the "New Citadel Escrow"). Additionally, we were required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning in April 2003 and continuing through and including January 2004. Upon Citadel's occupancy at Bank One Center in May 2003, the construction lender deposited a $0.5 million leasing commission due and payable to us in connection with the Citadel lease into the New Citadel Escrow. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow were to be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligation. Simultaneous with the admittance of our joint venture partner to the joint venture which owns Bank One Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. Immediately prior to closing on the refinancing, the balance in the New Citadel Escrow was approximately $15.2 million. Simultaneous with closing, $2.3 million of the funds in the New Citadel Escrow were released to us leaving a balance of approximately $12.9 million. Subsequent to closing in 2003 and in 2004, $1.3 million and $2.3 million, respectively, were released to us as reimbursement for funds we disbursed related to the Citadel Reimbursement Obligation. The balance of the New Citadel Escrow was $9.5 million and $11.7 million at December 31, 2004 and 2003, respectively.

      The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels, limits as to recourse indebtedness and other financial covenants. In some past quarters, we have failed to meet certain of these covenants and after negotiations with our lenders (and in certain instances, after agreeing to post additional cash collateral, provide other security and/or otherwise modify the terms of the relevant loans) we have obtained the necessary loan modifications and/or waivers. As a result of the repayment of indebtedness and debt assumptions from the sale of substantially all of our industrial portfolio in October and November 2004, certain covenants that we had previously failed, are no longer in effect. As of December 31, 2004, we are in compliance with the requirements of all of the remaining financial covenants.

      Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

6.  Leases

      We have entered into lease agreements with tenants with lease terms ranging month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 34%, 20% and 30% of rental revenue for the years ended December 31, 2004, 2003 and 2002, respectively, was received from five tenants.

      The total future minimum rentals to be received by us under  noncancelable
operating   leases  in  effect  at  December  31,  2004,   exclusive  of  tenant
reimbursements and contingent rentals, are as follows (dollars in thousands):

     Year Ending December 31                                     Amount
     -------------------------------------------------------------------------

     2005.................................................     $   64,785
     2006.................................................         56,049
     2007.................................................         46,010
     2008.................................................         40,830
     2009.................................................         35,656
     Thereafter...........................................         70,067
                                                           -------------------
                                                               $  313,397
                                                           ===================

      As a part of lease agreements entered into with certain tenants, we assumed those tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 14--Commitments and Contingencies to these Consolidated Financial Statements for a description of these obligations.

      Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2004, are as follows:



                                                            Gross            Executed            Net
Year Ending December 31                                     Amount          Subleases          Amount
------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

2005.................................................    $   7,988         $   5,472         $   2,516
2006.................................................        6,863             5,509             1,354
2007.................................................        5,221             4,400               821
2008.................................................        5,310             4,479               831
2009.................................................        5,098             3,928             1,170
Thereafter...........................................       14,213            11,030             3,183
                                                      ------------------------------------------------------
                                                         $  44,693         $  34,818         $   9,875
                                                      ======================================================



      We have an operating lease with the joint venture which owns the 77 West Wacker Drive property for our corporate office space, as well as equipment leases at various other properties. Future minimum lease payments to be paid by us on this operating lease obligation in effect at December 31, 2004 are as follows:


               Year Ending December 31                      Amount
-------------------------------------------------------------------------
                (dollars in thousands)
2005.................................................     $    578
2006.................................................          158
2007.................................................          133
2008.................................................          124
2009.................................................          123
Thereafter...........................................        1,151
                                                      -------------------
                                                          $  2,267
                                                      ===================

      In February 2003, we entered into lease termination agreements with Arthur Andersen LLP ("Arthur Andersen") whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the IBM Plaza property lease. The agreements also provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. In connection with these terminations, we recorded lease termination fee revenue (included in rental revenue) of $29.7 million in 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases.

      In addition to the above, in May and June 2003, we received real estate tax refunds for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space was also included in lease termination fee revenue (included in rental revenue). As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into escrow.

      During 2003, $7.0 million of the escrow was utilized to repay a portion of the principal on the first mortgage loan secured by the 33 West Monroe Street property and $8.1 million was drawn to fund debt service and operating deficits at this property during 2003. The remaining balance of the escrow, together with a portion of the sales proceeds upon sale of the property in April 2004, was utilized to repay the lender.

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

      On June 11, 2003, we issued 3,972,447 of our common shares to Vornado PS, in connection with the exercise by Vornado PS of certain exchange rights. Simultaneous with the issuance of the common shares to Vornado PS, we cancelled the 3,972,447 common units in our Operating Partnership held by Vornado PS which were exchanged for the common shares.

      On June 13, 2003, we issued 3,972,446 of our common shares to Cadim Acquisition in connection with the exercise by Cadim Acquisition of certain exchange rights. Simultaneous with the issuance of the common shares to Cadim Acquisition, we cancelled the 3,972,446 common units in our Operating Partnership held by Cadim Acquisition which were exchanged for the common shares.

      The Vornado PS and Cadim Acquisition exchanges of common units for common shares resulted in an increase in our ownership of our Operating Partnership by 29.8%. The transaction price recorded for the units purchased was our common share price on the date of notices from Vornado PS and Cadim Acquisition (May 23, 2003 - $6.37 per share) of the exercise of their respective exchange rights. The difference between the transaction price and the book value of these equity accounts at the Operating Partnership level was recorded in 2003 as a reduction of the carrying value of our real estate and other assets as follows: a reduction in minority interest reflected in our consolidated balance sheet of $76.5 million, an increase in our shareholder's equity of $50.6 million and a reduction in real estate and other assets of $25.9 million. The determination of the allocation of this reduction was based on our estimate of the fair market value of each asset.

8.  Preferred Shares

      We are authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. Concurrent with our initial public offering of November 17, 1997, we completed a private placement with Security Capital Preferred Growth ("SCPG") of 2,000,000 Series A-Cumulative Convertible Preferred Shares of beneficial interest ("Series A Shares") with a $0.01 par value. On June 5, 1998, we completed the sale of 4,000,000 Series B-Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Shares") with a $0.01 par value.

      On February 22, 2002, we amended the dividend rate on our Series A Shares, and agreed to pay a deferral payment, as defined, of 3.5% of the $40.0 million aggregate liquidation value of the outstanding Series A Shares. The deferral payment increased by 0.50% on May 8, 2002 and compounded quarterly beginning March 31, 2002.

      On July 16, 2002, we and our Operating Partnership closed a transaction with SCPG. Prior to the closing, SCPG was the sole holder of our Series A Shares. At the closing, our Operating Partnership purchased all of the Series A Shares for a total redemption price of $42.3 million through the issuance of two notes payable described below.

      Our Operating Partnership issued to SCPG (i) an exchangeable note (the "Exchangeable Note") in the principal amount of $37.3 million and (ii) a nonexchangeable note (the "$20M Note") in the principal amount of $20.0 million. Our Operating Partnership purchased the Series A Shares by issuing the Exchangeable Note to SCPG and paying SCPG $5.0 million of the proceeds from the $20M Note. The principal amount of the Exchangeable Note was exchangeable by its terms for our common shares at an exchange price of $20.00 per share, subject to anti-dilution adjustments. Approximately $6.8 million of the proceeds from the $20M Note were used to fund the payment of dividends on our Series B Shares for the first, second and third quarters of 2002. The balance of the loan proceeds was used to fund certain escrow accounts described below, pay expenses related to the transactions and for general corporate purposes. The notes were repaid in October 2003 utilizing proceeds from the sale of a 70% common interest in Bank One Center. (See Note 15--Property Acquisitions, Placed in Service and
Dispositions to these Consolidated Financial Statements for a further description of this transaction.)

      As part of the foregoing transactions, we issued to SCPG Series A-1 warrants to purchase up to 500,000 common shares at $9.00 per share and Series A-2 warrants to purchase up to 500,000 common shares at $7.50 per share. The Series A-1 warrants expired April 1, 2003. We also issued to SCPG Series B and Series C warrants. The Series B warrants allow SCPG to purchase 250,000 common shares at $10.00 per share and the Series C warrants allow SCPG to purchase up to 250,000 common shares at $12.50 per share. The remaining outstanding warrants contain antidilution adjustment provisions and expire on July 16, 2007, except as specified above. We recorded the fair market value of the warrants of $0.6 million as a discount to the $20M Note and as an increase to additional paid-in capital. The discount was amortized as interest expense over a twelve-month period which ended July 16, 2003, the initial maturity date of the related notes. We have also granted to SCPG certain demand and incidental registration rights in respect of any common shares SCPG may receive upon the exercise of any of the warrants.

      In order to permit the purchase of the Series A Shares under our charter, our Board conditionally declared dividends on our Series B Shares for the first, second and third quarters of 2002, at the quarterly rate of $0.5625 per share.

      Dividends on our Series B Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9% (equivalent to $2.25 per annum per Series B Share). Our Series B Shares rank senior to our common shares as to the payment of dividends and as to the dividend of assets upon liquidation. Our Series B Shares may be redeemed, at our option, at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of ours.

      Our January 2005 Series B Shares' dividend payment is deemed to be a quarterly dividend related to the third quarter of 2003, the earliest accrued but unpaid quarterly dividend on our Series B Shares. At December 31, 2004, we were in arrears for five quarters of Series B Shares' dividends for a total of $11.3 million. Dividends on our Series B Shares are cumulative and will continue to accrue to the extent they are not declared and paid currently. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on the Series B Shares are not made. The term of any Trustee elected by the Series B Shareholders will expire whenever the total dividend arrearage in the Series B Shares has been paid and current dividends declared and set apart for payment. Any future distributions in respect to our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.

9.  Discontinued Operations

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) requires, among other things, that the primary assets and liabilities and the results of operations of properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in the Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

      In accordance with the requirements of SFAS 144, we have updated our historical financial statements for the years ended December 31, 2003 and 2002, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2004 as discontinued operations for all periods presented. The update does not have an impact on net income available to common stockholders. SFAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2004, within the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2004 and 2003.

      Below is a summary of the results of operations for our properties sold during 2004, which includes our Carol Stream property sold in December 2004, our industrial portfolio, consisting of 29 industrial properties, one office property and three land parcels which we sold in October and November 2004 and our 33 West Monroe Street property, which we sold in April 2004. Also included are the operations of our National City Center property, which we sold in June 2003, and our non-core suburban properties, which we sold in 2002.




                                                                   Year Ended December 31
                                                            2004              2003             2002
                                                   -------------------------------------------------------
                                                                (dollars in thousands)
Rental revenue............................            $   10,782        $    52,109       $    50,432
Tenant reimbursements.....................                 4,113              8,751            20,604
Other property income.....................                   623              1,265             2,511
                                                   --------------------------------------------------------
   Total revenue..........................                15,518             62,125            73,547

Property operations.......................                 5,319             10,838            18,038
Real estate taxes.........................                 3,585              8,113            16,397
Depreciation and amortization.............                 3,398              8,754            14,466
Interest:
   Expense................................                 3,432              6,821            13,431
   Amortization of deferred
     financing costs(1)...................                 2,477              1,704             1,235
                                                   --------------------------------------------------------
   Total expenses.........................                18,211             36,230            63,567
                                                   --------------------------------------------------------

Income before provisions for asset
    impairment,net gain (loss) on sale
    of real estate and minority interests.                (2,693)            25,895             9,980
Provisions for asset impairment(2)........                     -            (43,405)          (58,322)
Net gain (loss) on sales of real estate(3)                10,287              2,348            (2,447)
Minority interests........................                  (873)            (6,512)           21,030
                                                   --------------------------------------------------------
Discontinued operations...................             $   6,721        $   (21,674)      $   (29,759)
                                                   ========================================================



(1) Amortization of deferred financing costs includes the write-off of unamortized deferred financing fees of $2.1 million, $1.1 million and $0.5 million for the years ended 2004, 2003 and 2002, respectively, related to debt that was repaid as the result of the sale of properties.

(2) During the fourth quarter of 2003, we recorded an asset impairment of $43.4 million related to our 33 West Monroe Street office property as our anticipated hold period for the property was reduced based upon our decision to pursue a sale, joint venture or other capital transaction during 2004. During 2002, we recorded an asset impairment of $22.1 million related to an office property sold in June 2003 based upon our decision to exit a non-core market, which shortened our anticipated hold period for the property. The impairment charge reduced the net book value of the building and improvements, deferred rent receivable and deferred costs by $19.4 million, $0.8 million and $1.9 million, respectively, to our estimate of fair value based upon market conditions and discussions we were having with a tenant regarding a potential sale. In addition, we recorded provisions for impairment of $33.6 million based upon our decision to sell certain non-core suburban office properties and $0.8 million related to an office property based upon our decision to actively market the property and exit the Tennessee market (an impairment loss of $1.5 million related to this office property was recognized during 2001). We entered into a contract to sell our non-core suburban office properties in April 2002. The purchase price less costs of sale was used to determine the fair value of the properties and related assets. We determined the fair market value of the Tennessee office property based upon the purchase price less costs of sale of a contract with a third party purchaser and our knowledge of the Tennessee marketplace. Also during 2002, we recorded a $1.7 million asset impairment related to an asset associated with an industrial property as it was determined that the asset no longer had value.

(3) See Note 15 - Property Acquisitions, Placed in Service and Dispositions to these Consolidated Financial Statements for a description of these sales.

10.  Earnings Per Share

      The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except per share amounts):


                                                                          Year ended December 31
                                                                     2004          2003          2002
                                                                -------------------------------------------
Numerator:
   Loss from continuing operations before minority interests    $     (21,069)  $   (20,350)  $    (9,348)
   Minority interests.........................................          3,458         6,453         9,683
   Net income allocated to preferred shareholders.............         (9,000)       (9,000)      (11,280)
                                                                -------------------------------------------
   Loss before discontinued operations and loss on sales
     of real estate...........................................        (26,611)      (22,897)      (10,945)
   Discontinued operations, net of minority interests.........          6,721       (21,674)      (29,759)
   Loss on sales of real estate, net of minority interests....           (493)         (646)       (1,197)
                                                                -------------------------------------------
Numerator for earnings per share - loss available to common
     shares...................................................  $     (20,383)  $   (45,217)  $   (41,901)
                                                                ===========================================

Denominator:
   Denominator for basic earnings per share - weighted
     average common shares....................................     23,671,415    20,105,183    15,673,544
Effect of dilutive securities:
   Employee stock options.....................................              -             -             -
   Employee stock grants......................................              -             -             -
                                                                -------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average common shares and assumed
   conversions................................................     23,671,415    20,105,183    15,673,544
                                                                ===========================================


BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER
   WEIGHTED-AVERAGE COMMON SHARE:
Loss from continuing operations...............................  $      (1.12)   $     (1.14)  $     (0.70)

Discontinued operations, net of minority interests............          0.28          (1.08)        (1.90)
Loss on sales of real estate, net of minority interests.......         (0.02)         (0.03)        (0.07)
                                                                -------------------------------------------
Net loss available per weighted-average common share
   of beneficial interest - basic and diluted.................  $      (0.86)   $     (2.25)  $     (2.67)
                                                                ===========================================




      For the 2004 earnings per share computation, 1,409,827 of our options during the first and second quarters of 2004, 1,124,983 options during the third quarter of 2004 and 938,883 options during the fourth quarter of 2004 were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

      For the 2003 earnings per share computation, 1,948,921 of our options during the first quarter of 2003, 1,449,210 options during the second quarter of 2003, 1,319,390 options during the third quarter of 2003 and 1,309,827 options during the fourth quarter of 2003 were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

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

      We had nonvested stock grants of 9,375, 5,898 and 14,144 shares outstanding during the years ended December 31, 2004, 2003 and 2002, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

      The  minority  interest  in  the  Operating   Partnership  had  3,076,586,
6,604,391 and 10,996,166 weighted average limited partner common units outstanding during the years ended December 31, 2004, 2003 and 2002, respectively, of which 3,076,586, 6,604,391 and 7,023,720, respectively, could be exchanged for common shares on a one-for-one basis, subject to our 9.9% ownership limitation contained in our charter, or, at our option, cash in an amount equal to the fair market value of a common share at the time of exchange. The limited partner common units were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

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

      In 2000, the Board granted certain executives 25,380 shares of our common shares as part of a long-term incentive program. These common share grants vested at the rate of 25.0% per year in four annual installments commencing on January 15, 2000.

      In 2001, the Board also granted certain executives 57,190 shares of our common shares as part of a long-term incentive program. These common share grants and options vested at the rate of 25.0% per year in four annual installments commencing on January 23, 2001.

       In January 2003, the Compensation Committee awarded Mr. Stephen J. Nardi, our then Chairman of the Board, 100,000 stock options at $5.02 per share (the closing price on the last trading day immediately prior to the award). These options vest over three years in one-third increments on each anniversary of the award.

      During  2004,  2003  and  2002,  217,350,  947,313  and  286,320  options,
respectively,   expired  or  were  voluntarily  terminated  in  connection  with employees or executives, who held options, resigning from the Company.

      The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003: risk-free interest rate of 2.21%; expected dividend yield of 0.00%; volatility factor of the expected market price common shares of 0.310; and a weighted-average expected life of the options of three years for options granted. There were no options granted in 2004 and 2002.

      We did not recognize any compensation expense in 2004, 2003 and 2002 related to options granted under APB 25. Under the fair value method of SFAS 123, $40,000, ($0.00 per basic and diluted common share) $45,000 ($0.00 per basic and diluted common share) and $158,000 ($0.01 per basic and diluted common share), would have been recognized as additional compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively. For purposes of the following pro-forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. On this basis, the pro-forma net loss available to common shares was $20.4 million ($0.86 per basic and diluted common share) $45.3 million ($2.25 per basic and diluted common share) and $42.1 million ($2.68 per basic and diluted common share), for the years ended December 31, 2004, 2003 and 2002, respectively.

      The effects on unaudited pro-forma net income and pro-forma earnings per common share for the years ended December 31, 2004, 2003 and 2002 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

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

      In February 2002, our Compensation Committee approved 2001 bonuses and 2002 stay bonuses totaling $0.4 million for certain members of our senior management. None of the participants in the bonus program was a Trustee of the Company. One-half of the bonus pool was designated as bonuses for 2001 and the other one-half as stay bonuses that vested in two increments, two-thirds on April 1, 2002 and one-third on June 1, 2002. Any vested or earned amounts were payable at our option at any time on or before August 8, 2002 in (i) cash or
(ii) restricted shares of the Company under the Plan having an equivalent value based on the average of the high and low trading price of the common shares on the day before notification of such election is given to the relevant employee. In addition, the participants could have elected to receive any vested or earned bonus amounts in restricted shares. These amounts were paid entirely in cash in August 2002.

     On May 20, 2002, we entered into retention agreements with Mr. Louis G. Conforti and Mr. Jeffrey A. Patterson, our two Co-Presidents at that time, and Mr. James F. Hoffman, our Executive Vice President, General Counsel and Secretary. The agreements provided for a retention payment for calendar year 2002 of $250,000 for each of Mr. Conforti and Mr. Patterson and $100,000 for Mr. Hoffman. The retention payments vested on a per diem basis from the beginning of calendar year 2002 so long as the participant remained employed by us or our affiliates. Any unvested portions of the bonus would have been forfeited in the event the participant voluntarily terminated his employment. Vested portions of the retention payments were payable upon the earlier of December 31, 2002 or at the discretion of the Compensation Committee of our Board in the event of the consummation of various capital events. The retention payments were considered a 2002 performance bonus distribution for the purpose of calculating any termination compensation due under the participants' previously existing employment or severance agreements with us. These retention payments were paid by us in January 2003.

      The following is a summary of our share option activity, and related information for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except per share amounts):




                                                  Shares        Weighted Average
                                                Subject to         Exercise
                                                  Option        Price Per Share
                                            ------------------------------------
Balance at January 1, 2002...............       2,289,866           $16.38
Options canceled or repurchased..........        (286,320)           18.41
                                            ------------------------------------
Balance at December 31, 2002.............       2,003,546            16.09
Additional options granted...............         100,000             5.02
Options canceled.........................        (947,313)           15.94
                                            ------------------------------------
Balance at December 31, 2003.............       1,156,233            15.25
Options canceled.........................        (217,350)           15.51
                                            ------------------------------------
Balance at December 31, 2004.............         938,883           $15.19
                                            ====================================

      At December 31, 2004, options with respect to 872,213 common shares were exercisable with exercise prices ranging from $5.02 to $21.00 per share and a weighted average exercise price of $15.77 per share. The remaining weighted-average contractual life of these options was 4.04 years. The weighted-average grant date fair value of all options granted during the year ended December 31, 2003 was $1.20.

12.  Related Party Transactions

      On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, one of our trustees, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. ("Studley"), a brokerage firm that specializes in representing tenants in leasing transactions. In addition, Studley is from time-to-time engaged by third-party tenants as a tenant broker in connection with the tenants' search for office space in Chicago. In 2004, 2003 and 2002, Studley earned commissions of approximately $0.9 million, $0.1 million and $0.2 million, respectively, from us in connection with transactions where tenants who had previously engaged Studley leased space from us. We are not involved in the selection of Studley by the third-parties as its broker, and we have been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with these transactions, other than compensation he may receive based on the general profitability of Studley.

     On August 3, 2004, our Chairman of the Board, Stephen J. Nardi, retired as Chairman. Mr. Nardi remains on the Board as a non-employee Trustee. In connection with Mr. Nardi's resignation, the Board approved a separation payment for Mr. Nardi of $300,000 (included in severance costs). Douglas Crocker II, one of our existing Trustees, was appointed Chairman of the Board. Mr. Crocker serves as a non-employee and independent Chairman. In addition, Jeffrey A. Patterson, our existing President and Chief Investment Officer, was named President and Chief Executive Officer.

      As of December  31,  2004,  we have a  receivable  of  approximately  $0.9 million from Mr. Nardi and certain of his affiliates, representing rent receivable on our 1051 Kirk Road property due under a master lease agreement with us for the period from October 2001 through March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve for the full amount of this receivable was recorded in 2004 (included in strategic alternative costs).

      On March 25, 2003, we, PGI and one of PGI's affiliates, both affiliates of Mr. Reschke, one of our Trustees at that time, entered into an amendment to the environmental remediation and indemnity agreement previously entered into by PGI and us in November 1997 in connection with certain of our industrial properties contributed to us as an equity contribution by PGI during our initial public offering. Pursuant to the original agreement, PGI agreed to indemnify us against certain environmental liabilities related to our Chicago, Hammond and East Chicago Enterprise industrial parks. These properties were sold in October 2004. The original agreement also provided that PGI was entitled to use the proceeds from certain pending litigation we had against third parties relating to these environmental liabilities. The amendment to the agreement provided, among other things, that all of the proceeds from the litigation would not be funded to PGI or its affiliate, but instead that if any proceeds were recovered in connection with the litigation, sufficient proceeds (if recovered) would be placed in an escrow to be used to fund the environmental remediation costs. In addition to the $0.5 million described in the following paragraph, PGI paid us $1.3 million in September 30, 2004 under this indemnity. In November 2004, PGI paid us an additional amount of $1.8 million and we released PGI from all obligations under the indemnity agreement.

      In connection with the admission of a new 70% joint venture partner to the joint venture that owns the Bank One Center office building in Chicago, Illinois, we entered into certain agreements with affiliates of PGI, providing for a total of $1.0 million of compensation in connection with certain advisory services performed in connection with the transaction. These agreements consisted of (i) a letter agreement providing for a $0.3 million advisory fee relating to such transaction, (ii) an amendment to the PGI Environmental Indemnity providing that we would pay the first $0.5 million of any costs incurred in connection with the environmental clean-up and related litigation and (iii) our agreement to pay $0.2 million to our joint venture affiliate owning the office property located at 77 West Wacker Drive in Chicago, Illinois, representing three months past-due rent owed by PGI for space it was leasing at the building at the time.

     PGI previously leased 22,620 square feet of space at the 77 West Wacker Drive property owned by 77 West Wacker Drive, LLC ("77 LLC"), one of our unconsolidated real estate joint ventures that we own a 50% common ownership interest in and for which we account using the equity method. PGI's lease was to expire October 31, 2007 with an option, effective April 30, 2002, to terminate the lease upon six months written notice. As of July 31, 2003, PGI owed the unconsolidated real estate joint venture $0.4 million representing five months of rent and related operating expense reimbursements. PGI was subsequently charged rent for the months of August and September. In connection with the past-due rent, the parties entered into an amendment to PGI's lease pursuant to which rent ceased to accrue as of October 1, 2003 and PGI (i) paid two months rent to the landlord for August and September 2003, (ii) conveyed its trade fixtures and certain office furniture to the landlord in satisfaction of its remaining rent obligation, and (iii) agreed to vacate the premises at any time in the future upon 45 days notice from landlord, which notice has since been served by landlord. An additional three months of rent was paid. PGI vacated the premises as of February 8, 2004.

      In connection with our management of the 77 West Wacker Drive property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 LLC. Such amounts for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

                                               2004           2003         2002
                                         ---------------------------------------
                                                       (dollars in thousands)

Management fees (1).....................     $ 1,081       $ 1,092      $ 1,053
Payroll and other operating costs.......       1,324         1,625        1,913
Leasing costs (1).......................       1,264           373          175

(1) We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, 50% of these amounts, representing our share of earnings from the joint venture is offset by our equity in earnings from this joint venture.

      We own a 30% subordinated common ownership interest in Dearborn Center, LLC ("Dearborn LLC"), an unconsolidated joint venture that owns the office property known as Bank One Center located at 131 South Dearborn Street in Chicago, Illinois. In connection with our management of the property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of Dearborn LLC. Such amounts for the year ended December 31, 2004 and for the period from October 8, 2003 (admittance of our joint venture partner) through December 31, 2003, are summarized as follows (dollars in thousands):



                                                 2004              2003
                                           ------------------------------------

Management fees (1).....................       $   729           $  148
Payroll and other operating costs.......         1,379              299
Leasing costs (1).......................           284                -

(1) We earn a monthly management fee equal to 2.0% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, these are offset by our equity in the loss from this joint venture.

      On August 11, 2004, we made a loan in the amount of $587,771 to Dearborn LLC to cover funds required to be paid under Dearborn LLC's redevelopment agreement with the City of Chicago. The City of Chicago determined that Dearborn LLC failed to meet certain goals contained in the redevelopment agreement and a formula in the agreement provided for a payment of $1.0 million to the City of Chicago. The payment satisfied Dearborn LLC's obligation under the redevelopment agreement. Our loan represented the excess of the payment over that estimated when our joint venture partner was admitted and was required to be made by us pursuant to the joint venture agreement. The interest rate on the loan is 10% per annum.

     On March 7, 2002, the Operating Partnership acquired 24.9 acres of land from Mr. Nardi for a total purchase price of $3.3 million paid in 344,331 limited partner common units. This purchase fulfilled our contractual requirements to acquire land from Mr. Nardi.

     In connection with Mr. Nardi's resignation as the Chairman of our Board, on August 3, 2004, we provided to Mr. Nardi complementary office space in our IBM Plaza property for six months. This six-month term expired in February 2005. Mr. Nardi has paid rent through March 31, 2005 and we are currently negotiating a lease with an affiliate of Mr. Nardi at market rates.

      Governor James R. Thompson, a former Trustee whose term as a trustee expired in May 2003, is the Chairman of a law firm which provides legal services to us. The law firm earned fees of $2.3 million, $1.1 million and $1.7 million for legal services provided to us in 2004, 2003 and 2002, respectively.

      During 2002, we incurred rent expense of $35,600 under the terms of a month-to-month sublease with PGI. This sublease was terminated on February 28, 2002.

13.  Fair Values of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require disclosure of the fair value of certain on- and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

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

      At December 31, 2004, the fair value of our interest rate protection agreement is an asset of $613.

14.  Commitments and Contingencies

     Legal. On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC and certain of its affiliates ("Prime/Mansur"). Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our Board. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our Board approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement. Other income for the year ended December 31, 2004 includes $0.05 million of earnest money forfeited under the terms of the merger agreement.

     On December 8, 2004, we filed an action in the Circuit Court for Montgomery County, Maryland (the "Maryland State Court") against Prime/Mansur. In this action we are seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

     On January 3, 2005, Prime/Mansur and certain additional affiliates filed a lawsuit against us and our Operating Partnership, in the Maryland State Court. In the complaint, Prime/Mansur alleges, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur is seeking damages from the Court in excess of $50.0 million and other relief, including specific performance. We vigorously deny the allegations in the complaint and believe that the allegations have no merit. We intend to diligently defend ourselves against this lawsuit and to continue to aggressively pursue our declaratory judgment lawsuit against Prime/Mansur.

     On February 11, 2005, the Maryland Court consolidated the two lawsuits referred to above and granted our request to assign the case to an expedited hearing track.

      On August 29, 2002, 180 Acquisition Company, LLC ("180 Acquisition") filed a complaint (the "Complaint") against us, our Operating Partnership, our Services Company, one of our subsidiaries holding our interests in the 180 North LaSalle Street property in Chicago, Illinois (the "180 Interests"), and Jeffrey
A. Patterson, our President and Chief Executive Officer.

      The Complaint was filed in the County Department, Law Division of the Circuit Court of Cook County, Illinois. In the Complaint, 180 Acquisition alleged that the defendants orally promised to sell the 180 Interests to them, and that 180 Acquisition relied on these alleged promises, notwithstanding the facts that (i) a written contract was not entered into among the parties and
(ii) we terminated negotiations to sell the 180 Interests to 180 Acquisition in July 2002. We settled this matter in 2004 for a payment of $275,000 and were reimbursed $68,750 of the settlement by one of our insurance carriers.

     On or about April 23, 2004, Winstar Communications, LLC and Winstar of New York LLC ("Winstar") brought suit against a number of commercial real estate companies and a trade association, the Building Owners and Managers Association of New York ("BOMA") in the United States District Court for the Southern District of New York. The suit asserts claims for certain alleged violations of federal and state antitrust laws and a declaratory judgment that the defendants are precluded from terminating Winstar's building access or interfering with Winstar's communications operations until Winstar is permitted to lawfully discontinue service. The suit seeks damages, attorney's fees, and a declaratory judgment. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to charge Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants' commercial real estate properties. We are not a named defendant in this litigation, but Winstar is attempting to have certified a class action of defendants consisting of all companies having agreements with Winstar for access to buildings and Winstar identified us as a member of that defendant class. In separate correspondence to us, Winstar alleged potential damages in excess of $2 billion against the defendant class. On November 10, 2004, we entered into an agreement with Winstar pursuant to which we released Winstar from their obligation to pay certain de minimis rental obligations to us and Winstar released us from all potential liability relating to this matter.

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

      We are aware of contamination at the Chicago, East Chicago and Hammond Enterprise Centers that we previously owned and sold in October 2004 and that were already in remediation programs sponsored by the states in which they are located. Our environmental consultants previously estimated that remedial action plans for these properties would have a probable cost of approximately $3.2 million. During 1997, a liability of $3.2 million was recorded (included in liabilities related to properties held for sale at December 31, 2003) for possible environmental costs. PGI, the former owner of the above-mentioned industrial properties, contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with these properties. In September 2004, PGI paid us $1.25 million related to this indemnification and, in November 2004, PGI paid us an additional $1.85 million related to this indemnification. Upon receipt of the second payment, we released PGI from any further indemnity obligations.

      During the due diligence process in connection with the sale of the above properties, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs described above. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities.

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

      The percentage of the above tax liabilities, which our Operating Partnership is required to indemnify, is 40% for the taxable year ending on December 31, 2004, and declines an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of certain of our properties in October and November 2004, we recorded a liability (included in other liabilities) under these indemnities in the amount of $3.5 million payable to the NAC Contributors (included as a cost of sale in gain
(loss) on sale in discontinued operations). We estimate our maximum possible remaining exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $3.4 million and $2.6 million, respectively, at December 31, 2004.

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

      However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period (a "Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate its maximum possible exposure at December 31, 2004 is $53.2 million.

     Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel. We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois.

      We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.2 million has been received through December 31, 2004. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $66.1 million over the term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. Liabilities for leases assumed at December 31, 2004 and 2003 includes $6.7 million and $8.7 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

      In connection with another sublease at One North Wacker Drive, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $0.8 million and $0.6 million in 2004 and 2003, respectively, which reduced our gross rental obligation on the remaining lease to $1.1 million at December 31, 2004. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

      On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2004, this lease has a remaining estimated gross rental obligation of approximately $2.8 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.7 million and $2.1 million in liabilities for leases assumed at December 31, 2004 and 2003, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

      During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at December 31, 2004 is approximately $4.5 million. During 2002, we re-leased one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero at December 31, 2002 and we recorded a loss on the sale of real estate of $1.3 million in 2002. In 2004 and 2003, we further revised our leasing assumptions and recorded an additional (loss) gain on the sale of real estate of ($0.2) million and $0.6 million, respectively. At December 31, 2004 and 2003, we have included approximately $1.6 million and $3.0 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

      Income Taxes. The Internal Revenue Service (the "Service") conducted an examination of the federal income tax returns filed by certain of our affiliated entities for the taxable years ended December 31, 1999, 2000 and 2001. The Service's examination included the review of certain transactions involving our acquisition of our IBM Plaza property, which was reported on the examined returns as acquired in connection with a non-taxable, like-kind exchange involving an interest in the 77 West Wacker Drive office property located in Chicago, Illinois. On July 30, 2004, we received notice from the IRS Chicago Office of Appeals that they had completed their review of all years in question and no adjustments are proposed. This matter has now been formally closed by the IRS and no deficiency is due.

     Other. Dividends on our Series B Shares are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. On January 31, 2005, we paid a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on December 31, 2004. Under our declaration of trust, this dividend is deemed to be a quarterly dividend, which relates to the third quarter 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. No dividend has been paid for any quarter in 2004 or for the last quarter of 2003 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

15.  Property Acquisitions, Placed in Service and Dispositions

      The following properties were acquired, placed in service or sold in 2004, 2003 and 2002. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.






                                                                                              Month
        Property                                    Location              Sales Price         Sold
----------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

2004 Sales
Office:
   33 West Monroe Street(1)                         Chicago, IL         $  69,600              April
                                                                       ==================


Portfolio Sale(2):
Office:
   1301 E. Tower Road                               Schaumburg, IL

Warehouse/distribution
  Facilities:
   425 E. Algonquin Road                            Arlington Heights,
                                                    IL
   1455 Sequoia Drive                               Aurora, IL
   200 S. Mitchell                                  Addison, IL
   11045 Gage Avenue                                Franklin Park, IL
   4248, 4250 and 4300 Madison                      Hillside, IL
     Street
   4211 Madison Street                              Hillside, IL
   4160-4190 W. Madison Street                      Hillside, IL
   342-346 Carol Lane                               Elmhurst, IL
   200 E. Fullerton Avenue                          Carol Stream, IL
   555 Kirk Road                                    St. Charles, IL
   370 Carol Lane                                   Elmhurst, IL
   550 Kehoe Blvd.                                  Carol Stream, IL
   1543 Abbott Drive                                Wheeling, IL
   388 Carol Lane                                   Elmhurst, IL
   343 Carol Lane                                   Elmhurst, IL
   350 Randy Road                                   Carol Stream, IL
   11039 Gage Avenue                                Franklin Park, IL
   1401 S. Jefferson Street                         Chicago, IL

Overhead Crane/Manufacturing Facilities:
Chicago Enterprise Center                           Chicago, IL
   13535-A S. Torrence Avenue
   13535-B S. Torrence Avenue
   13535-C S. Torrence Avenue
   13535-D S. Torrence Avenue
   13535-E S. Torrence Avenue
   13535-F S. Torrence Avenue
   13535-G S. Torrence Avenue
   13535-H S. Torrence Avenue
   East Chicago Enterprise Center                   East Chicago, IN
     4407 Railroad Avenue - Building 2
     4407 Railroad Avenue - Building 3
     4407 Railroad Avenue - Building 4
     4635 Railroad Avenue
Hammond Enterprise Center                           Hammond, IN
   4507 Columbia Avenue
   4527 Columbia Avenue
   4531 Columbia Avenue

Land:
   Aurora Land                                      Aurora, IL
   DeKalb Land                                      DeKalb, IL
   Batavia Land                                     Batavia, IL

Total Portfolio Sale                                                                        October/
                                                                        $  125,100          November
                                                                       ==================


Land:
   Carol  Stream Land(3)                            Carol Stream, IL    $    1,200          December
                                                                       ==================



                                                                          Acquisition         Month
                                                                       Cost/Construction    Acquired/
    Property                                     Location              Costs/Sales Price       Sold
-----------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
2003 Acquisitions
Land:
   Aurora Land (4)                               Aurora, IL               $    2,400           June
                                                                       ==================

2003 Sales
Land:
   Aurora Land (5)                               Aurora, IL               $    2,800         December
                                                                       ==================

Office:
   National City Center (6)                      Cleveland, OH            $   80,000           June
                                                                       ==================
   70% of Common Interest:
     Bank One Center (7)                         Chicago, IL              $  105,000           October
                                                                       ==================

2002 Acquisitions
Land:
   Aurora Land (8)                               Aurora, IL               $    2,700         February
   Batavia Land (9)                              Batavia, IL                   2,400          March
   Carol Stream Land (9)                         Carol Stream, IL                800          March
                                                                       ------------------
                                                                          $    5,900
                                                                       ==================

2002 Sales
Land:
   Aurora Land (8)                               Aurora, IL               $    7,000         February
   Aurora Land (10)                              Aurora, IL                    3,400         February
                                                                       ------------------
                                                                          $   10,400
                                                                       ==================
Office:
   2000 York Road
     (Oak Brook Business Center) (11)            Oak Brook, IL
   2100 Swift Drive (11)                         Oak Brook, IL
   6400 Shafer Court (11)                        Rosemont, IL
   1699 E. Woodfield Road
     (Citibank Plaza) (11)                       Schaumburg, IL
   3800 and 3850 North Wilke Road and 3930
     Ventura Drive (Commerce Point) (11)         Arlington Heights, IL
   2205-2255 Enterprise Drive (Enterprise
     Office Center) (11)                         Westchester, IL
   1900 Algonquin Road/2000-2060
     Algonquin Road
       (Salt Creek Office Center/Sun Annex)(11)  Schaumburg, IL
   1700 East Golf Road
     (Two Century Centre) (11)                   Schaumburg, IL
   850, 860, 870 and 1000 Technology Way (Pine
     Meadows Corporate Center) (11)              Libertyville, IL
                                                                       ------------------
                                                                          $  131,156            June
   Centre Square I (12)                          Knoxville, TN                 5,100          November
                                                                       ------------------
                                                                          $  136,256
                                                                       ==================
Industrial:
   4430 Railroad Avenue (13)                     East Chicago, IN         $      600          December
                                                                       ==================

Joint Venture:
   300 West Monroe Street and 25 & 27
     South Wacker Drive (14)                     Chicago, IL              $   22,900          January
   Pine Meadows Corporate Center
      (Building E) (15)                          Libertyville, IL                  -           August
                                                                       ------------------
                                                                          $   22,900
                                                                       ==================
2002 Developments Placed In Service
Office:
   Bank One Center (16)                          Chicago, IL              $  325,207          November
                                                                       ==================


15.  Property Acquisitions, Placed in Service and Dispositions (continued)

(1) We sold this property for a gross sales price of $69.6 million (i) less a credit of $19.4 million, representing the sum of a portion of the amount in our leasing reserve escrow account related to the property and a credit for certain prepaid rent, and (ii) plus or minus other customary prorations. Concurrent with the sale of the property, we used a portion of the proceeds of the sale and approximately $20.0 million of a leasing escrow held by the existing lender to repay the existing first mortgage debt having an outstanding principal balance of $59.3 million, plus accrued interest of $0.2 million. After closing prorations and costs and the repayment in full of the first mortgage loan encumbering the property, we received approximately $8.8 million from the sale. We recorded an asset impairment charge of $43.4 million related to this property in 2003. After reflecting this impairment, we recognized a gain of $0.4 million on this sale.

(2) Net proceeds from the sale of these properties after repayment or buyer assumption of mortgage and bond debt collateralized by the properties, closing costs and a tax indemnity payment obligation were $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were funded at closing. In addition, we agreed to fund approximately $0.9 million (included in other liabilities) should two tenants fail to pay the future rent due under their leases for specific periods of time. Subsequent to the sale, we repaid $22.8 million of maturing mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide to us additional working capital and liquidity. We recognized a gain of $9.5 million on this sale.

(3) Net proceeds from the sale of this property were $1.2 million. We recognized a gain of $0.4 million on this sale.

(4) We purchased this land pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. The 2003 purchase fulfills our obligation under this contract.

(5) We sold this land comprised of 15.0 acres for $2.8 million resulting in a gain of $0.2 million.

(6) We sold this property to an affiliate of our major tenant at the property, National City Corporation. The gross contract price for the sale, including a lease termination fee from an affiliate of the purchaser, was $80.0 million. During the fourth quarter of 2002, we recorded an asset impairment of $22.1 million related to this property (which is included in discontinued operations). After reflecting this impairment, our subsequent sale of this property resulted in a gain of $2.3 million and has been recorded in discontinued operations.

(7) On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary (the "Venture") that owns this office building (the "Property"). Commencing with the transaction, we began accounting for our investment in this joint venture under the equity method of accounting. The new joint venture partner is an affiliate of Estein & Associates USA, Ltd. of Orlando, Florida (together with its affiliates, the "JV Partner").

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

     Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million was to be made by the JV Partner and distributed to us when the Venture leased an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003 (the "Leasing Earnout"). In January 2005, the Venture entered into a lease which resulted in the Leasing Earnout being distributed to us (See Note 17--Subsequent Events to these Consolidated Financial Statements for further discussion).

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

     The JV Partner is the administrative member of the Venture, and we have approval rights over major decisions. At closing, we received a credit to our invested capital account in the Venture in the amount of $45.6 million (which includes a $0.6 million cash contribution we made which has been retained by the Venture as working capital), representing 30% of the total invested capital of the Venture. We also received a credit to our invested capital account, upon the satisfaction of the Leasing Earnout, of an additional $4.2 million. We recorded our equity investment at the date of the transaction at our carryover basis of $43.4 million.

     The JV Partner is entitled to receive out of available annual cash flow, a 10% non-cumulative, non-compounded preferred return on its invested capital, after which we will receive a 10% non-cumulative, non-compounded return on our capital. Any remaining annual cash flow will be paid 50% to us and 50% to the JV Partner. The JV Partner also receives a monthly administrative fee of $50,000.

     Our equity in the earnings (loss) from this joint venture is determined based upon the distribution of available cash flow. To the extent that joint venture earnings exceed the return to our partner in any year, we will record 100% of the excess up to a 10% return on our capital. Thereafter, earnings will be allocated 50% to us and 50% to our partner. To the extent earnings of the joint venture are less than the amount distributable to our JV Partner, we will record a corresponding loss to the extent of any difference.

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

(8) We sold this land consisting of 52.5 acres for $7.0 million resulting in a loss of $0.2 million. Approximately 33 acres of the 52.5 acres were acquired by us concurrently for a purchase price of $2.7 million.

(9) These parcels were acquired by our Operating Partnership from affiliates of Mr. Nardi in exchange for 344,331 limited partner common units. These acquisitions completed our obligation under a contract entered into with affiliates of Mr. Nardi as part of our initial public offering.

(10) Our sale of this land resulted in a loss of $0.1 million. Our Services Company agreed to act as the developer in connection with the construction of a 350,000 square foot industrial build-to-suit building on this property. In connection with this sale, our Services Company agreed to acquire a 222,840 square foot industrial building located in Aurora, Illinois for $10.4 million. Our Services Company subsequently contracted with a third party to sell this property for a purchase price of $10.4 million. We purchased and sold the property in October 2002. As part of the sale, the Services Company was required to master lease certain vacant space in the building for a total annual rent of approximately $0.3 million for up to two years or until the space was leased to another tenant. In October 2002, our obligation to master lease this space was mitigated upon the leasing of the space to another tenant. During the year ended December 31, 2002, our Services Company recognized $1.7 million of net income after applicable income taxes, as the construction manager in connection with the construction of the industrial build-to-suit building.

(11) On June 26, 2002, we completed the sale of nine suburban office properties to an affiliate of Blackstone Real Estate Advisors, L.P. for an adjusted sales price of $131.2 million, excluding the assumption of $113.1 million of debt related to the properties (the "Blackstone Sale"). We recorded a $33.6 million provision for asset impairment during 2002 related to these properties based upon our revised holding period and subsequently recorded an additional $3.7 million loss on sale in 2002 relating primarily to the write-off of certain deferred assets associated with these properties.

(12) We sold this office building for a gross sales price of $5.1 million and recorded a gain of $0.1 million in discontinued operations. In connection with this sale, we redeemed approximately $3.9 million of the $9.0 million of bonds that encumbered the property. The purchaser assumed the remainder of the outstanding bonds.

     The facility that provided credit enhancement for the bonds was terminated in connection with this sale.

(13) Our sale of this property resulted in a gain of $0.4 million and is reflected in discontinued operations. Net proceeds from this sale of $0.6 million were deposited into escrow with the lender that provided credit enhancement on the bonds relating to this and other properties.

(14) On January 16, 2002, we assigned our interest in a joint venture relating to certain property located at the northeast corner of Wacker Drive and Monroe Street in Chicago, Illinois, to our joint venture partner for $22.9 million and used a portion of the proceeds to repay the $16.5 million we borrowed from the joint venture partner in 2001. We also received an option which expired, unexercised, on June 28, 2002 to repurchase our interest in the joint venture for $22.9 million plus a 10% compounded return.

(15) On August 23,  2002,  we  transferred  our 10%  ownership  interest in Pine
     Meadow, LLC to our joint venture partner. In consideration of this transfer, we were released of our obligations under the joint venture agreement and the documents that evidenced and secured a $9.3 million construction mortgage loan encumbering the property. We recorded a $0.5 million provision for asset impairment during 2002 related to this ownership interest.

(16) On August 1, 2002, we and the City of Chicago ("City") closed the tax increment financing assistance for Bank One Center pursuant to which the owner of the property may be entitled to receive from the City, depending on the satisfaction of certain requirements, up to $10.0 million in tax increment assistance. As disclosed above, we have a 30% common interest in a joint venture which owns this property. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10.0 million (which is subject to reduction if certain requirements are not satisfied). Interest on the note accrues at the rate of 9.5% per year. Payments of the tax increment assistance are to be made each January 1 after the project is completed, and are to be made from 50% of the incremental real estate taxes attributable to Bank One Center. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, the Venture is required to forego such amounts. On November 1, 2002, upon satisfaction of the majority of the City's significant requirements, a promissory note receivable in the amount of $9.4 million and related accrued interest was recorded for financial reporting purposes. This correspondingly reduced development costs related to Bank One Center.

      In prior years, we acquired the first and second mortgage notes encumbering the office property known as 180 North LaSalle Street. We had an option to purchase the equity ownership of the property during the period from January 15, 2004 to February 15, 2004 for a price equal to the greater of the fair market value of the interest or $2.0 million. On January 15, 2004, we acquired fee title to the property in exchange for a payment of $0.1 million to cover certain related expenses.

16.  Investments in Unconsolidated Joint Ventures

      We have investments in three joint ventures which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

       77 West Wacker Drive. We own a 50% common interest in 77 LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our joint venture partner also owns a $66.0 million preferred interest (providing a cumulative preferred return of 9.5% per annum) in this property. Our interest at December 31, 2004 and December 31, 2003 was a deficit investment of $4.1 million and $5.2 million (included in deficit investment in unconsolidated entity), respectively.

      The following table summarizes our share of various items:



                                                   Year ended December 31,
                                              2004          2003           2002
                                         ---------------------------------------------
                                                    (dollars in thousands)
Operations (included in other
    income) (1)(2).......................  $      (915)  $       317  $       1,005
Contributions made.......................            -             -          2,000
Distributions received...................            -         4,415            900
Unrealized gains (losses) (included in
  other comprehensive income)............            -         2,542         (1,344)
Losses reclassified into earnings from
  other comprehensive income.............        2,594           612            275



     (1) Includes lease termination fee income earned in April 2003, our share of which was $1.6 million and excludes our share (50%) of the joint venture's expense related to the management fee we earned on the property of $1.1 million for each of the years ended December 31, 2004, 2003 and 2002, respectively.

     (2) Includes $0.7 million of income in each of the years 2004, 2003 and 2002, related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at end of the estimated useful life of the property. The $22.0 million is based on our joint venture partners contribution of cash at formation for their 50% common interest in the joint venture.

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

       The new loan required $0.3 million at closing and an additional $0.2 million per year to be deposited into an escrow for maintenance and repairs at the property. In addition, the loan created a rollover reserve account for future leasing costs which the joint venture deposited $8.65 million at closing and is required to deposit an additional $0.1 million per month thereafter, provided, however, in no event will the amount in the rollover reserve be required to exceed $19.7 million. In the event certain tenants do not renew their leases by certain dates or the relevant space is not re-leased, additional escrow deposits will be required. After the joint venture paid its outstanding preferred return to our partner, we and our partner each received a cash distribution of $2.4 million from the joint venture out of loan proceeds.

      The following tables represent the condensed balance sheets and income statements of 77 LLC:

                                              Year ended December 31,
                                           2004                  2003
                                     -------------------------------------------
                                                  (dollars in thousands)

   Real estate, at cost (net):...... $ 251,387              $   253,525
   Other assets.....................    28,862                   26,368
                                     -------------------------------------------
   Total assets..................... $ 280,249              $   279,893
                                     ===========================================

   Mortgage note payable............ $ 166,000              $   166,000
   Other liabilities................    18,745                   19,851
   Total members' capital...........    95,504                   94,042
                                     -------------------------------------------
   Total liabilities and members'
     capital........................ $ 280,249              $   279,893
                                     ===========================================


                                             Year ended December 31,
                                        2004          2003           2002
                                      ---------------------------------------
                                              (dollars in thousands)

Total revenue...................... $    43,661    $   46,828     $   44,570
Total expenses.....................      40,595        41,299         37,665
                                   ---------------------------------------------
Net income......................... $     3,066    $    5,529     $    6,905
                                   =============================================



      Bank One Center. On March 19, 2003, we purchased all of our prior joint venture partner's ownership interest in the entity that owns Bank One Center which made us the sole owner of the property at that time. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that was to be released to the joint venture partner upon the satisfaction of certain post-closing obligations of the joint venture partner (and in all events on the first anniversary of the closing date). The joint venture partner had continued to provide certain development services through November 3, 2003 for a monthly fee. As of December 31, 2003, the $0.5 million escrow had been released to the joint venture partner. Simultaneous with this transaction, the joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

      On October 8, 2003, we closed on a transaction admitting a new 70% joint venture partner to our former subsidiary, Dearborn LLC, that owns the Bank One Center. At the closing, our partner made a cash contribution to the venture of $106.4 million (which includes $1.4 million retained by the venture as working capital) in exchange for 70% of the membership interests in the venture. We retained a 30% subordinated common interest in the joint venture. Upon closing, the venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional capital contribution in the amount of $9.8 million is to be made by our partner and distributed to us when the joint venture leases an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003. (See
Note 17--Subsequent Events regarding this provision).

     Our interest in the joint venture at December 31, 2004 and 2003 was an equity investment of $25.4 million and $41.6 million, respectively, (included in investment in unconsolidated entities).

      The following table summarizes our share of various items for the year ended December 31, 2004 and for the period October 8, 2003 (admittance of our joint venture partner) through December 31, 2003 (dollars in thousands):

                                              2004          2003
                                         -----------------------------
Operations (included in other
    income) (1) (2)......................   $  (13,668)$      (2,571)
Contributions made (3)...................            -           600


(1) During the period, distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture.

(2) Excludes the expense related to the management fee we earned on this property of $0.7 million and $0.1 million for 2004 and 2003, respectively.

(3) Per the terms of the joint venture agreement, we and our partner made working capital contributions at closing.

      Simultaneous with the admittance of our joint venture partner to the joint venture, the joint venture closed on a $270.0 million mortgage loan. The loan bears interest at a fixed rate of 5.47% per year, except that $22.5 million of the loan commitment, related to future tenant improvement and other leasing costs at the property, will bear interest at a floating rate of one or three month LIBOR plus 1.2% when and as funded. The joint venture will have the right to fix the interest rate on this future funding in $5.0 million increments as funded, at an interest rate equal to the lender's then-current cost of funds plus 1.2%. On September 30, 2004, the joint venture fixed the rate on the loan at 5.18% and drew down $18.1 million representing the remaining proceeds available under the original loan commitment. Funds not disbursed are invested. These funds are held in an escrow to be utilized for future tenant improvement and leasing costs.

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

      The following tables represent the condensed balance sheets and income statements of Dearborn LLC on a historical cost basis:

                                                Year ended December 31,
                                               2004                  2003
                                    --------------------------------------------
                                                 (dollars in thousands)

  Real estate, at cost (net):......    $   330,012            $   335,632
  Other assets.....................        102,720                 85,765
                                    --------------------------------------------
  Total assets.....................    $   432,732            $   421,397
                                    ============================================

  Mortgage note payable............    $   270,000            $   247,500
  Other liabilities................         22,723                 29,838
  Total members' capital...........        140,009                144,059
                                    --------------------------------------------
  Total liabilities and members'
    capital.........................   $   432,732            $   421,397
                                    ============================================

                                                       For the period
                                                        from October 8
                                                            2003
                                           Year ended      through
                                          December 31    December 31
                                              2004          2003
                                         ------------------------------
                                            (dollars in thousands)

Total revenue.........................      $   45,939    $    9,618
Total expenses........................          49,149         9,809
                                         ------------------------------
Net loss..............................      $   (3,210)   $     (191)
                                         ==============================


       Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns a 383,509 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2004 and 2003 was an equity investment of $0.7 million and $1.2 million (included in investment in unconsolidated entities), respectively, and our share of the venture's operations were $(0.3) million, $(0.0) million and $(0.2) million in 2004, 2003 and 2002, respectively, which is included in other income (expense). We received distributions of $0.2 million in each of the years 2004, 2003 and 2002, respectively.

17.  Subsequent Events

      In January 2005, the joint venture which owns the Bank One Center building executed a lease expansion with Citadel. The lease amendment with Citadel for 47,235 square feet is effective as of December 1, 2004 for a term of nine years and one month. As a result of this lease amendment, we have met a leasing condition under the Joint Venture agreement and qualified for the distribution to us of $9.8 million from the Joint Venture. This distribution was received by us on January 24, 2005.

     On February 17, 2005, we and an affiliate of The Lightstone Group, LLC ("Lightstone"), entered into a definitive agreement and plan of merger. Under the merger agreement Lightstone will acquire our common shares and common share limited partnership units for $7.25 in cash, plus the assumption of our outstanding debt. Our Board has unanimously approved the transaction and intends to recommend it for approval by our common shareholders. The parties expect to close the transaction in the second quarter, or early in the third quarter, of 2005. In connection with the merger agreement, Lightstone funded a $10.0 million earnest money deposit into an escrow.

      Our Series B Shares will remain outstanding after the transaction is completed. At the closing of the transaction, all accrued but unpaid distributions on our Series B Shares, plus distributions on our Series B Shares for the entire calendar quarter in which the transaction closes, will be paid to the holders of our Series B Shares.

      The closing of the merger agreement is subject to, among other things, a number of customary conditions including the approval by the holders of our common shares. The transaction is not subject to any financing condition.

                            PRIME GROUP REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)




                                                           Cost Capitalzed   Gross Amount Carried
                                                             Subsequent to    at Close of Period
                         Encumbrances(1)  Initial Cost        Acquisition          12/31/04
                         -------------- ------------------ ----------------  -------------------------


                                                                                                        Accumulated
                                              Buildings          Buildings            Building        Depreciation
                         December 31            and                and                  and           at December 31   Date of
                            2004      Land  Improvements  Land  Improvements  Land  Improvements Total    2004(2)    Acquisition
                         -------------------------------- -------------------------------------------- ----------------------------

280 Shuman Blvd.......... $       -  $  1,261 $   5,056  $    - $  1,050  $   1,261 $  6,106 $   7,367 $  1,218      Nov. 1997
Continental Towers ......    65,991    21,780    87,324     455   17,741     22,235  105,065   127,300   24,465      Dec. 1997
4343 Commerce Court (3)..    12,172     5,370    21,394     192    3,405      5,562   24,799    30,361    7,489      Nov. 1997
1600-1700 167th St.......     2,625     1,073     4,291     167      801      1,240    5,092     6,332    1,364      Nov. 1997
208 South LaSalle Street.    42,590    12,310    49,042      20   10,791     12,330   59,833    72,163   13,189      Mar. 1998
800-810 Jorie Blvd.......    22,117     5,619    24,089       -    1,417      5,619   25,506    31,125    3,457      Aug. 1999
IBM Plaza (4)............   195,000    39,664   208,898       1    6,746     39,665  215,644   255,309   29,315      Dec. 1999
Brush Hill Office Court..     7,918     2,617    10,469       -      556      2,617   11,025    13,642    1,646      Dec. 1999
Enterprise Center II.....     5,805     1,783     7,376       1     (421)     1,784    6,955     8,739      904      Jan. 2000
7100 Madison Avenue......     3,775     1,360     4,000       -      125      1,360    4,125     5,485      473      Apr. 2000
180 North LaSalle Street.    66,282    29,409    73,276     107   17,848     29,516   91,124   120,640   16,023      Aug. 2000
1051 N. Kirk Road (3)....     3,170       911     3,325       -   (1,579)       911    1,746     2,657      410      Nov. 1997
Other Corporate Assets...         -         -       476       -    9,625          -   10,101    10,101    7,487
                         ------------------------------------------------ -------------------------------------------
Total.................... $ 427,445  $123,157 $ 499,016  $  943 $ 68,105  $ 124,100 $567,121 $ 691,221 $107,440
                         ------------------------------------------------ -------------------------------------------


                            PRIME GROUP REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2004

(1) See Note 4 - Mortgage Notes and Bonds Payable to these Consolidated Financial Statements for a description of our mortgage notes payable.
(2) Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

              Buildings                                  40 years
              Building improvements                      10 to 30 years
              Tenant improvements                        Term of related leases
              Furniture and equipment                    3-10 years

(3)  These properties collateralize a mortgage note payable of $15.3 million.
(4) A pledge of 100% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.

      The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $521.5 million as of December 31, 2004. We have $2.2 million in property held or under development at December 31, 2004, for which the basis for federal income tax purposes approximated $2.1 million at December 31, 2004. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $42.7 million at December 31, 2004.

      The following table reconciles the Company's historical cost for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):



                                                                       Year ended December 31
                                                                 2004             2003             2002
                                                       ----------------------------------------------------
Balance, beginning of period.........................      $   681,933       $ 1,025,271      $   893,462
Additions during period..............................           10,128            23,788          341,664
Disposals during the period..........................             (840)         (347,204)        (190,467)
Conversion of common units to common shares..........                -           (19,022)               -
Property impairments recorded during period..........                -              (900)         (19,388)
                                                       ----------------------------------------------------
Balance, close of period.............................      $   691,221       $   681,933      $ 1,025,271
                                                       ====================================================



     The following table reconciles the accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):




                                                                    Year ended December 31
                                                            2004             2003              2002
                                                     ------------------------------------------------------
Balance at beginning of period.....................     $     88,090      $     67,308     $     54,416
Depreciation and amortization for the period.......           20,001            26,053           33,428
Disposals during the period........................             (651)           (5,271)         (20,536)
                                                     ------------------------------------------------------
Balance, close of period...........................     $    107,440      $     88,090     $     67,308
                                                     ======================================================

                             Dearborn Center, L.L.C.

                              Financial Statements

                         For the Year ended December 31,
                  2004 and for the period from October 8, 2003
                      through December 31, 2003 (unaudited)



                                    Contents

Report of Independent Registered Public Accounting Firm.............1

Financial Statements

Balance Sheets......................................................2
Statements of Operations............................................3
Statements of Members' Capital......................................4
Statements of Cash Flows............................................5
Notes to Financial Statements.......................................6

             Report of Independent Registered Public Accounting Firm

Board of Trustees
Prime Group Realty Trust


     We have audited the accompanying balance sheet of Dearborn Center, L.L.C. as of December 31, 2004, and the related statements of operations, members' capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Center, L.L.C. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                  /s/ Ernst & Young LLP
                                  ---------------------


Chicago, Illinois
February 21, 2005

                             Dearborn Center, L.L.C.

                                 Balance Sheets



                                                        December 31
                                                  2004               2003
                                           -------------------------------------
Assets                                                            (unaudited)
Real estate:
   Land                                       $   22,621,876     $   22,621,876
   Building and improvements                     280,654,208        279,140,911
   Tenant improvements                            45,215,227         41,313,676
                                           -------------------------------------
                                                 348,491,311        343,076,463
   Accumulated depreciation                      (18,479,626)        (7,444,897)
                                           -------------------------------------
                                                 330,011,685        335,631,566

Cash                                              14,787,010          5,583,880
Restricted cash escrows                           20,585,320         19,532,774
Receivables:
   Tenant                                          8,605,602          5,228,406
   Deferred rent                                   9,003,586          4,375,048
   Note                                           12,295,833         10,745,187
Deferred costs, net                               37,430,498         40,295,313
Prepaid expenses                                      11,744              5,101
                                           -------------------------------------
Total assets                                   $ 432,731,278      $ 421,397,275
                                           =====================================

Liabilities and members' capital
Mortgage note payable                          $ 270,000,000      $ 247,500,000
Accrued interest payable                           3,760,863          3,459,775
Rents received in advance                          2,022,671          1,312,615
Accrued tenant improvement allowances                514,500         13,627,379
Accounts payable and accrued liabilities             615,676            405,074
Due to affiliate                                     596,303            290,209
Development costs payable                            876,885            958,550
Accrued real estate taxes                         14,310,000          9,759,485
Other                                                 25,000             25,000
                                           -------------------------------------

Total liabilities                                292,721,898        277,338,087
Members' capital                                 140,009,380        144,059,188
                                           -------------------------------------
Total liabilities and members' capital         $ 432,731,278      $ 421,397,275
                                           =====================================

See notes to financial statements.

                             Dearborn Center, L.L.C.

                            Statements of Operations



                                                            For the period from
                                                              October 8, 2003
                                            Year ended           through
                                         December 31 2004    December 31 2003
                                       -----------------------------------------
                                                                (unaudited)
 Revenue
 Rental                                    $ 28,919,989          $ 6,461,018
 Tenant reimbursements                       15,328,416            2,784,867
 Other                                        1,690,502              372,194
                                       -----------------------------------------
 Total revenue                               45,938,907            9,618,079

 Expenses
 Property operations                          8,904,529            1,828,783
 Real estate taxes                           12,933,879            2,265,820
 Depreciation                                11,034,729            2,174,122
 Amortization                                 2,133,650              344,172
 Interest                                    14,141,928            3,196,531
                                       -----------------------------------------
 Total expenses                              49,148,715            9,809,428
                                       -----------------------------------------
 Net loss                                   $(3,209,808)         $  (191,349)
                                       =========================================

See notes to financial statements.

                             Dearborn Center, L.L.C.

                         Statements of Members' Capital

                    For the Year ended December 31, 2004 and
                       for the period from October 8, 2003
                            through December 31, 2003





                                                                UST                Prime              Total
                                                   -----------------------------------------------------------
 Members' capital at October 8, 2003                   $  101,239,465       $  43,442,255      $  144,681,720
 Net income (loss)                                          2,431,183          (2,622,532)           (191,349)
 Contribution                                               1,400,000             600,000           2,000,000
 Distributions                                             (2,431,183)                  -          (2,431,183)
                                                   -----------------------------------------------------------
 Members' capital at December 31, 2003
  (unaudited)                                             102,639,465          41,419,723         144,059,188
                                                   -----------------------------------------------------------

 Net income (loss)                                         10,640,000         (13,849,808)         (3,209,808)
 Contribution                                               9,800,000                   -           9,800,000
 Distributions                                            (10,640,000)                  -         (10,640,000)
                                                   -----------------------------------------------------------

 Members' capital at December 31, 2004                 $  112,439,465       $  27,569,915      $  140,009,380
                                                   ===========================================================


See notes to financial statements.

                             Dearborn Center, L.L.C.

                            Statements of Cash Flows


                                                                                          For the period from
                                                                            Year ended     October 8, 2003
                                                                            December 31   through December 31
                                                                               2004               2003
                                                                       --------------------------------------
                                                                                             (unaudited)
Operating activities
Net loss                                                              $   (3,209,808)    $     (191,349)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
     Depreciation and amortization                                          13,168,379        2,518,294
     Amortization of costs for leases assumed (included in rental
       revenue)                                                              1,950,175          477,635
     Changes in operating assets and liabilities:
       Tenant receivables                                                   (6,151,721)      (1,540,244)
       Deferred rent receivable                                             (4,628,538)      (1,153,192)
       Accrued interest on note receivable                                    (962,875)        (206,714)
       Prepaid expenses                                                         (6,645)          (5,101)
       Accrued interest payable                                                301,088        3,196,531
       Rents received in advance                                               710,056         (700,154)
       Accounts payable and accrued liabilities                                158,903          216,203
       Due to affiliate                                                        306,095          458,622
       Accrued real estate taxes                                             9,225,961        2,285,056
                                                                       ------------------------------------
Net cash provided by operating activities                                   10,861,070        5,355,587

Investing activities
Additions to real estate                                                    (7,345,733)      (2,015,435)
Decrease in accrued tenant improvement allowances                          (13,112,879)        (574,408)
Leasing costs                                                               (1,214,186)         (31,726)
Increase in restricted cash escrows                                         (1,052,546)       2,595,774
Increase in note receivable                                                   (587,771)               -
                                                                       ------------------------------------
Net cash used in investing activities                                      (23,313,115)         (25,795)

Financing activities
Contributions from member                                                    9,800,000        2,000,000
Distributions to member                                                    (10,640,000)      (2,431,183)
Additional proceeds from mortgage note payable                              22,500,000                -
Financing costs                                                                 (4,825)            (371)
                                                                       ------------------------------------
Net cash provided by (used in) financing activities                         21,655,175         (431,554)
                                                                       ------------------------------------
Net change in cash                                                           9,203,130        4,898,238
Cash at beginning of period                                                  5,583,880          685,642
                                                                       ------------------------------------
Cash at end of period                                                  $    14,787,010    $   5,583,880
                                                                       ====================================
See notes to financial statements.


                             Dearborn Center, L.L.C.

                          Notes to Financial Statements


1.  Summary of Significant Accounting Policies

Formation and Organization of the Company

Dearborn Center, L.L.C. (the Company) is a Delaware limited liability company that was formed on September 27, 2000, to develop, own, lease, and operate a 37-story office building containing approximately 1.5 million square feet located in downtown Chicago, Illinois (the Property).

On October 8, 2003 (the Transaction Date), Prime Group Realty, L.P. (Prime), the prior sole member of the Company, sold 70% of its interest in the Company to UST XI Dearborn, Ltd. (UST), a limited partnership organized under the laws of Florida. At the closing, UST paid Prime $105,000,000 and made a cash contribution to the Company of $1,400,000 as working capital. Prime correspondingly made a $600,000 cash contribution to the Company. UST's opening capital balance represents an allocation of 70% of Prime's historical capital balance. The Company's organizational documents were amended and restated to reflect the admission of UST. For reporting purposes, no adjustments have been made to the carrying values of the Company's assets and liabilities as a result of the sales transaction in accordance with the practices of the Securities and Exchange Commission.

Under the terms of the Contribution Agreement between Prime and UST, an additional capital contribution in the amount of $9,800,000 was to be made by UST (the Leasing Earnout) and distributed to Prime when the Company leases an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003. This contribution was made in December 2004.

UST is the administrative member of the Company and Prime has approval rights over major decisions. At closing, Prime received a credit to its invested capital account (as defined in the Contribution Agreement) in the Company in the amount of $45,600,000, representing 30% of the total invested capital of the Company, and UST received a credit to its invested capital account of $106,400,000, representing 70% of the total invested capital of the Company. Prime will also receive a credit to its invested capital account, upon the satisfaction of the Leasing Earnout, of an additional $4,200,000.

In connection with the admittance of UST as a partner in the Company, Prime deposited $19,908,658 with an escrow agent, which is to be used to fund: (a) the payment of completion costs for the core and shell of the Property (which Prime and UST acknowledge were $5,670,959 as of the closing date), (b) the costs related to tenant improvements and allowances with respect to existing leases at the Property (which Prime and UST acknowledge were $14,201,787 as of the closing date) and (c) the payment of any outstanding lease commissions with respect to existing leases of the Property (which Prime and UST acknowledge were $35,912 as of the closing date). The balances in this escrow account at December 31, 2004 and 2003 were $1,500,946 and $18,532,812, respectively. In addition to this escrow, Prime conveyed another escrow to the Company in the amount of $1,356,942 related to completion costs for the core and shell of the Property incurred prior to the closing date. The balances in this escrow at December 31, 2004 and 2003 were $925,175 and $999,962, respectively.

UST is  entitled  to receive out of  available  annual cash flow  (Distributable
Cash), a 10% non-cumulative preferred return on its invested capital, after which Prime will receive a 10% non-cumulative, non-compounded return on its invested capital. Any remaining Distributable Cash after repayment of all amounts then due and payable pursuant to the loan documents and other expenses and liabilities of the Company then due and payable after establishment of such reserves as UST may reasonably determine for specific anticipated purposes will be distributed 50% to Prime and 50% to UST.

To the extent the Company's earnings exceed UST's return in any year, Prime will record 100% of the excess up to its 10% return on invested capital. Thereafter, earnings will be allocated 50% to Prime and 50% to UST. To the extent the
Company's earnings are less than the amount distributable to UST, a corresponding loss will be allocated to Prime to the extent of any difference.

In accordance with the Limited Liability Company Agreement, the Company has perpetual existence unless sooner dissolved upon the occurrence of a defined termination event. No Member can transfer its interest in any part of the Company without obtaining the prior written consent of the other Member unless the transfer is made to an affiliate or Prime transfers or sells its membership interests in connection with any merger, consolidation, reorganization, sale, liquidation or other similar transaction.

Presentation

The financial statements and disclosures as of December 31, 2003 and for the period from October 8, 2003 to December 31, 2003 are unaudited.

Real Estate

Real estate is carried at its historical cost, less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life.


Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

     Building                                        40 years
     Building improvements                           15 to 30 years
     Tenant improvements                             Term of related lease

The City of Chicago, ("City") has provided tax increment financing assistance for the Property pursuant to which the Company is entitled to receive from the City up to $10,000,000 in tax increment assistance, subject to the satisfaction of certain requirements. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10,000,000 (which was subject to reduction if certain requirements were not satisfied). Interest on the note accrues at the rate of 9.5% per year. Under the agreement with the City, payments of the tax increment assistance are to be made each January 1 from 50% of the incremental real estate taxes attributable to the Property. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, the Company is required to forego such amounts. The Company initially recorded a note receivable in the amount of $9,412,228, which was net of a reserve for amounts anticipated due to the City for failure to meet certain of the requirements.

On August 11, 2004, payments were made to the City comprised of $587,771 from the Company and $447,845 from Prime. The payment by the Company was funded by a loan Prime made to the Company in the amount of $587,771. The loan bears interest at 10.0% per year. The total of $1,035,616 represented the Company's obligation under its redevelopment agreement with the City. The City issued a Certificate of Completion in regards to the Property and acknowledged the amount of the note receivable, which included principal of $10,000,000 and interest through August 11, 2004 of $1,929,028.

The balance of the note receivable at December 31, 2004 and 2003 includes accrued interest of $2,295,833 and 1,332,959, respectively.

Deferred Charges

Costs incurred in connection with financings are capitalized as deferred financing costs and are amortized over the terms of the related loan. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.


Rental Revenue

Rental revenue is recorded on the straight-line method over the terms of the related lease agreements. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance.

Income Taxes

The Company is taxed as a partnership, and accordingly, no federal or state income taxes are payable by the Company. The Members' respective share of the Company's taxable income or loss is includable on the respective tax returns of the Members.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Deferred Costs

Deferred costs consist of the following:

                                                  December 31
                                             2004             2003
                                      ------------------------------------
Financing costs                        $     7,377,041     $   7,372,215
Leasing commissions                         13,422,418        12,349,757
Leasing costs                                8,428,643         8,287,120
Lease assumption costs                      20,507,230        20,507,230
                                      ------------------------------------
                                            49,735,332        48,516,322
Less:  Accumulated amortization            (12,304,834)       (8,221,009)
                                      ------------------------------------
                                        $   37,430,498     $  40,295,313
                                      ====================================


3.  Mortgage Note Payable

In connection with the admittance of UST as a partner in the Company, the Company simultaneously closed on a $270,000,000 mortgage loan with a financial institution (the Loan), a portion of which was used to repay in full the existing construction loan and mezzanine loan encumbering the Property, and $22,500,000 of which was funded post-closing to pay for tenant improvement costs and other leasing costs under subsequent and future leases at the Property (the TI Amount).

The Loan bears interest at a fixed rate of 5.47% per year, except that the TI Amount, when and as funded, bore interest at a floating rate of one or three month LIBOR plus 1.20%, as defined. The Company had the right to fix the interest rate on the TI Amount, as funded, in $5,000,000 increments, at an interest rate equal to the lender's then-current cost of funds plus 1.20%. On September 30, 2004, the Company fixed the rate on the loan for the TI amount at 5.18% and drew down $18,772,291 representing the remaining proceeds available under the original loan commitment.

This advance of the TI Amount was disbursed into an interest-bearing escrow account (with interest payable monthly to the Company) with future tenant improvement costs and leasing commissions of the Property payable out of the escrow. The balance in this escrow at December 31, 2004 was $18,159,200.

The Loan requires interest only payments quarterly in arrears for the first two years of the loan term and payments of principal and interest pursuant to a 30-year amortization schedule thereafter. The Loan has a term of seven years. The Company is obligated to pay a $50,000 agency fee to the lender each year.

The Loan documents provide that if the debt service coverage ratio of the Property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the Loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the Property falls below 1.30, then the excess net cash flow from the Property will be deposited in an interest bearing escrow account with the lender until the debt service coverage ratio test of 1.30 is met.

The following represents the Company's future minimum principal payments due on its mortgage note payable outstanding at December 31, 2004:

     Year ending December 31
     2005                                                      $    762,449
     2006                                                         3,656,546
     2007                                                         3,861,373
     2008                                                         3,998,047
     2009                                                         4,263,966
     2010                                                       253,457,619
                                                          -------------------
                                                               $270,000,000
                                                          ===================

4.  Related Party Transactions

In connection with operating the Property, Prime is entitled to receive fees for services performed and reimbursement for costs paid on behalf of the Company. Amounts incurred for these services for the year ended December 31, 2004, and the period October 8, 2003 through December 31, 2003 are as follows:

                                                2004             2003
                                         ------------------------------------
Management fee (a)                           $    728,776      $    148,522
Payroll and other operating costs (b)           1,379,423           336,905
Leasing commissions                               283,541                 -

(a) Management fee equal to 2% of the monthly gross revenues calculated on a cash basis (included in property operations expense).

(b) Reimbursement for payroll and other operating costs paid on behalf of the Company.

UST also receives a monthly administrative fee of $50,000, which totaled $600,000 and $138,710 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively.

5.  Leases

The length of the lease terms range up to 15 and 40 years at lease inception for office and retail tenants, respectively. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

The total future minimum rental to be received under noncancelable operating leases executed at December 31, 2004, exclusive of tenant reimbursements and contingent rentals, are as follows:

     Year ending December 31
     2005                                                   $  27,693,322
     2006                                                      28,753,185
     2007                                                      29,526,969
     2008                                                      30,294,687
     2009                                                      31,127,215
     Thereafter                                               218,808,672
                                                        ---------------------
                                                             $366,204,050
                                                        =====================


The Property was approximately 76.5% leased at December 31, 2004, of which three tenants lease approximately 70.1% and represent approximately 96.6% of rental and tenant reimbursements revenue, excluding amortization of lease assumption costs for the year ended December 31, 2004.

6.  Fair Values of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require disclosure of the fair value of certain on- and off-balance-sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments.

The carrying amount of cash and restricted cash escrows reported in the balance sheets approximates their fair value.

The Company maintains its cash and restricted cash escrows at various financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

The carrying values of the Company's tenant receivables and accounts payable and accrued liabilities approximate their fair values due to the short maturities of such instruments. The carrying value of the Company's note receivable approximates its fair value based on the expected amount to be received from the City. The carrying amount of mortgage note payable (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

7.  Subsequent Events

In January 2005, the Company executed a lease expansion amendment with a tenant for 47,235 square feet effective as of December 1, 2004 for a term of nine years and one month. As a result of this lease amendment, the Leasing Earnout was achieved and $9,800,000 was distributed to Prime on January 24, 2005.

                                  EXHIBIT 12.1

                            PRIME GROUP REALTY TRUST

             STATEMENTS REGARDING COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED SHARE DIVIDENDS

                             (DOLLARS IN THOUSANDS)




                                                                  Year Ended December 31
                                          ------------------------------------------------------------------------

                                               2004          2003          2002           2001          2000
                                          ------------------------------------------------------------------------
Earnings (1) (2):
  (Loss) income from continuing
   operations before minority
   interest per  the consolidated
   financial statements ..............    $  (21,069)   $  (20,350)   $   (9,348)    $  (17,981)    $  14,858
  Interest expense....................        28,500        47,853        30,660         29,032        29,885
  Amortization of debt issuance costs.         1,667         6,957         3,691          2,978         3,786
                                          ------------------------------------------------------------------------
Earnings..............................    $    9,098    $   34,460    $   25,003     $   14,029     $  48,529
                                          ========================================================================

Fixed Charges (1) (2):
  Interest expense....................    $   28,500    $   47,853    $   30,660     $   29,032     $  29,885
  Capitalization of interest expense..             -         3,715        29,946         23,874        14,232
  Amortization of debt issuance costs.         1,667         6,957         3,691          2,978         3,786
  Preferred share dividends...........         9,000         9,000        11,280         12,150        12,147
                                          ------------------------------------------------------------------------
Total fixed charges...................    $   39,167    $   67,525    $   75,577     $   68,034     $  60,050
                                          ========================================================================
  Ratio of earnings to combined
   fixed charges and preferred
   share dividends....................             -             -             -              -             -
                                          ========================================================================
  Deficit of earnings to combined
   fixed charges and preferred
   share dividends....................    $  (30,069)   $  (33,065)   $  (50,574)    $  (54,005)    $ (11,521)
                                          ========================================================================
Funds from Operations (1) (2):
  Funds from operations...............    $   21,689    $    7,915    $  (18,644)    $   27,936     $  52,609
  Interest expense....................        28,500        47,853        30,660         29,032        29,885
  Amortization of debt issuance costs.         1,667         6,957         3,691          2,978         3,786
                                          ------------------------------------------------------------------------
Adjusted funds from operations........    $   51,856    $   62,725    $   15,707     $   59,946     $  86,280
                                          ========================================================================
Fixed Charges (1) (2):
  Interest expense....................    $   28,500    $   47,853    $   30,660     $   29,032     $  29,885
  Capitalization of interest expense..             -         3,715        29,946         23,874        14,232
  Amortization of debt issuance costs.         1,667         6,957         3,691          2,978         3,786
  Preferred share dividends...........         9,000         9,000        11,280         12,150        12,147
                                          ------------------------------------------------------------------------
Total fixed charges...................    $   39,167    $   67,525    $   75,577     $   68,034     $  60,050
                                          ========================================================================
  Ratio of funds from operations
   to combined fixed charges and
   preferred share dividends..........          1.32             -             -              -          1.44
                                          ========================================================================
  Excess (deficit)  of funds from
   operations to combined fixed
   charges and preferred share
   dividends..........................    $   12,689    $   (4,800)   $  (59,870)    $   (8,088)    $  26,230
                                          ========================================================================





(1) Information for the years ended December 31, 2003, 2002, 2001 and 2000 have been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold during 2004, 2003 and 2002 from continuing operations to discontinued operations.

(2) Amortization of debt issuance costs for the years ended December 31, 2001 and 2000 have been restated for the effects of adopting SFAS 145 by $0.2 million and $3.5 million, respectively, for the reclassification of extinguishment of debt from extraordinary to continuing operations.

                                  EXHIBIT 21.1

                            PRIME GROUP REALTY TRUST

                         SUBSIDIARIES OF THE REGISTRANT

                                DECEMBER 31, 2004


      The following represents the Prime Group Realty Trust's (the "Company") and Prime Group Realty, L.P.'s (the "Operating Partnership") operating subsidiaries (the Company and the Operating Partnership have a majority interest or control, except in the case of 77 West Wacker Drive, L.L.C. and Dearborn Center, L.L.C. the ownership of which are further described in the footnotes below) and related properties as of December 31, 2004:




             Entity                                                 Property
------------------------------------------------------------------------------------------------
77 West Wacker Drive, L.L.C. (1), (2)                    77 West Wacker Drive
77 West Wacker Limited Partnership (3), (4), (5)         IBM Plaza, Brush Hill Office Center
180 N. LaSalle Holdings, L.L.C. (4), (1)                 Member of 180 N. LaSalle II, L.L.C.
180 N. LaSalle II, L.L.C.                                180 N. LaSalle
280 Shuman Blvd., L.L.C. (1)                             280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (1)                         IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (1)                      Member of 330 N. Wabash Avenue, L.L.C.
800 Jorie Blvd., L.L.C. (4), (1)                         800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (1)                    Member of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (4), (1)                       1051 N. Kirk Road
1600 167th Street, L.L.C. (4), (1)                       1600-1700 167th Street (Narco River Business Center)
2305 Enterprise Drive, L.L.C. (1)                        2305 Enterprise Drive
4343 Commerce Court, L.L.C. (4), (1)                     4343 Commerce Court (The Olympian Office Center)
7100 Madison, L.L.C. (1)                                 7100 Madison
Brush Hill Office Center, L.L.C. (1)                     Brush Hill Office Court
Dearborn Center, L.L.C. (6), (1), (7)                    Bank One Center
LaSalle-Adams, L.L.C.                                    208 South LaSalle Street
Libertyville Corporate Office Park II, L.L.C. (1)        Owner of Vacant Land adjacent to 80 Pine Meadow
                                                            Corporate Office Park
PGR Finance II, Inc. (8)                                 Member of LaSalle-Adams, L.L.C.
PGR Finance IV, Inc. (8)                                 Member of 1600 167th Street., L.L.C.
PGR Finance VIII, Inc. (8)                               Limited Partner of 77 West Wacker Limited Partnership
PGR Finance XI, Inc. (8)                                 Member of 180 N. LaSalle, L.L.C.
PGR Finance XIV, Inc. (8)                                Member in 1051 N. Kirk Road, L.L.C. of 4343
                                                            Commerce Court, L.L.C.
PGR Finance XV, L.L.C. (1)                               Member of Brush Hill Office Center, L.L.C.
PGR Finance XVII, Inc. (8)                               Member of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (1)                              Member of 2305 Enterprise, L.L.C.
Phoenix Office, L.L.C. (1)                               Investment in Plumcor/Thistle, L.L.C., owner of
                                                            Thistle Landing in Phoenix, Arizona
Prime Group Management, L.L.C. (1)                       Manager of Continental Towers
Prime Rolling Meadows, L.L.C. (6), (1)                   Property adjacent to Continental Towers


(1)  Delaware Limited liability Company
(2)  The  Operating  Partnership  owns a 50% common  interest  and  manages  the property.
(3)  Represents  entities  and  properties  previously  owned  by the  Company's predecessor and whose operations were included in the Company's predecessor's combined financial statements.
(4) We have an indirect ownership interest in these entities through wholly owned subsidiaries (PGR Finance I-XIV and XVI-XVII, Inc.).
(5)  Illinois Limited Partnership
(6) These entities own parcels of land that are currently held for or under development.
(7) The Operating Partnership owns a 30% subordinated common interest and manages the property.
(8)  Delaware Corporation

                                  EXHIBIT 23.1







            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We consent to the incorporation by reference in the Registration Statement (Form S-8 No.333-67940) pertaining to the Prime Group Realty Trust Share Incentive Plan of our reports dated February 21, 2005, with respect to the consolidated financial statements and schedule of Prime Group Realty Trust, Prime Group Realty Trust management's assessment of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Prime Group Realty Trust and the financial statements of Dearborn Center, L.L.C., included in this Annual Report (Form 10-K) for the year ended December 31, 2004.



                                                  /s/ Ernst & Young LLP
                                                  ---------------------

Chicago, Illinois
March 1, 2005