Form 10-Q
period 2005-03-31
PRIME GROUP REALTY TRUST
filed 2005-05-06
CIK 1042798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

        On May 5, 2005, 23,681,371 of the registrant's Common Shares of Beneficial Interest were outstanding.

                            Prime Group Realty Trust
                                    Form 10-Q

                                      INDEX


PART I:    FINANCIAL INFORMATION                                            PAGE

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2005
              and December 31,2004                                             4

           Consolidated Statements of Operations for the
              Three Months Ended March 31, 2005 and 2004                       5

           Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2005 and 2004                       6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         28

Item 4.    Controls and Procedures                                            29

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  30
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        31
Item 3.    Defaults Upon Senior Securities                                    31
Item 4.    Submission of Matters to a Vote of Security Holders                31
Item 5.    Other Information                                                  31
Item 6.    Exhibits                                                           32

Signatures                                                                    33

Forward-Looking Statements

    Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants' and vendors' operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2005.

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

PART I-FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

                            Prime Group Realty Trust
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (Unaudited)


                                                                   March 31      December 31
                                                               2005            2004
                                                                -------------------------------
Assets
Real estate, at cost:
  Land......................................................  $     124,100   $     124,100
  Building and improvements.................................        495,688         494,742
  Tenant improvements.......................................         65,750          62,452
  Furniture, fixtures and equipment.........................          9,966           9,927
                                                                -------------------------------
                                                                    695,504         691,221
  Accumulated depreciation..................................       (112,493)       (107,440)
                                                                -------------------------------
                                                                    583,011         583,781
  Property held for development.............................          1,588           1,588
                                                                -------------------------------
                                                                    584,599         585,369

Properties held for sale....................................              -             591
Investments in unconsolidated joint ventures................         22,607          26,088
Cash and cash equivalents...................................         75,469          71,731
Receivables,  net of  allowance  of $1,887  and $1,985  at
  March 31,  2005 and December 31, 2004, respectively:
    Tenant..................................................          1,966             641
    Deferred rent...........................................         18,722          18,934
    Other...................................................          1,419           2,190
Restricted cash escrows.....................................         36,279          42,774
Deferred costs, net.........................................         16,751          16,255
Other.......................................................          1,915           2,790
                                                              ---------------------------------
Total assets................................................  $     759,727   $     767,363
                                                              =================================
Liabilities and Shareholders' Equity
Mortgage notes payable......................................  $     426,433   $     427,445
Accrued interest payable....................................          1,544           1,508
Accrued real estate taxes...................................         20,744          25,861
Accrued tenant improvement allowances.......................          6,428           4,884
Accounts payable and accrued expenses.......................          7,767           9,184
Liabilities for leases assumed..............................          9,301           9,957
Deficit investment in unconsolidated joint venture..........          3,962           4,087
Dividends payable...........................................          2,250           2,250
Other.......................................................         14,052          17,609
                                                              ---------------------------------
Total liabilities...........................................        492,481         502,785
Minority interests:
  Operating Partnership.....................................         19,457          19,154
Shareholders' equity:
  Preferred Shares, $0.01 par value; 30,000,000 shares
    authorized:
    Series B - Cumulative Redeemable Preferred Shares,
    4,000,000 shares designated, issued and outstanding.....             40              40
  Common Shares, $0.01 par value; 100,000,000 shares
    authorized;
    23,675,121 and 23,671,996 shares issued and outstanding
    at March 31, 2005 and December 31, 2004, respectively..             236             236
  Additional paid-in capital...............................         381,293         381,293
  Accumulated other comprehensive loss.....................            (436)           (468)
  Distributions in excess of earnings......................        (133,344)       (135,677)
                                                              ---------------------------------
Total shareholders' equity.................................         247,789         245,424
                                                              ---------------------------------
Total liabilities and shareholders' equity.................   $     759,727   $     767,363
                                                              =================================



                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (Unaudited)



                                                           Three Months ended
                                                                March 31
                                                          2005             2004
                                                  ------------------------------------

Revenue:
Rental............................................ $     15,991     $      16,314
Tenant reimbursements.............................       10,543            11,029
Other property revenues...........................          932               891
Services Company revenue..........................        1,022             1,270
                                                   ------------------------------------
Total revenue.....................................       28,488            29,504

Expenses:
Property operations...............................        7,828             7,744
Real estate taxes.................................        6,351             6,231
Depreciation and amortization.....................        5,574             5,440
General and administrative........................        2,424             2,479
Services Company expenses.........................          775             1,266
Severance costs...................................          176                 -
Strategic alternative costs.......................        1,934                 -
                                                   ------------------------------------
Total expenses....................................       25,062            23,160

Operating income..................................        3,426             6,344
Loss from investments in unconsolidated joint
   ventures.......................................       (3,057)           (3,288)
Other income......................................          578               655
Interest:
     Expense......................................       (6,771)           (7,210)
     Amortization of deferred financing costs.....         (256)             (363)
                                                   ------------------------------------
Loss from continuing operations before minority
  interests.......................................       (6,080)           (3,862)
Minority interests................................          958               644
                                                   ------------------------------------
Loss from continuing operations...................       (5,122)           (3,218)
Discontinued operations, net of minority
  interests of $(123) and $233 in 2005 and
  2004, respectively..............................          947            (1,764)
                                                   ------------------------------------
Loss before gain (loss) on sales of real estate...       (4,175)           (4,982)
Gain (loss) on sales of real estate, net of
  minority interests of $(1,138) and $2 in 2005
  and 2004, respectively..........................        8,758               (18)
                                                   ------------------------------------
Net income (loss).................................        4,583            (5,000)
Net income allocated to preferred shareholders....       (2,250)           (2,250)
                                                   ------------------------------------
Net income (loss) available to common shareholders $      2,333     $      (7,250)
                                                   ====================================

Basic and  diluted  earnings  available  to common
  shares per  weighted-average common share:
Loss from continuing operations................... $       (0.31)   $        (0.23)
Discontinued operations, net of minority interests          0.04             (0.08)
Gain (loss) on sales of real estate, net of
  minority interests..............................          0.37                -
                                                   ------------------------------------
Net income (loss) available per weighted-average
  common share of beneficial interest -basic and
  diluted......................................... $        0.10    $        (0.31)
                                                   ====================================


                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)


                                                              Three months ended
                                                                   March 31
                                                            2005              2004
                                                    --------------------------------------

Operating activities
Net income (loss)...............................    $      4,583       $     (5,000)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Amortization of costs for leases assumed
      (included in rental revenue)..............              69                 72
    (Gain) loss on sales of real estate
      (including discontinued operations).......         (10,558)                20
    Depreciation and amortization (including
      discontinued operations)..................           5,830              7,519
    Net equity in loss of unconsolidated joint
      ventures..................................           3,057              3,288
    Minority interests (including discontinued
      operations)...............................             303               (879)
    Changes in operating assets and liabilities:
      Increase in receivables...................            (350)            (1,515)
      Decrease in other assets..................             875              1,474
      Increase in accrued interest payable......              36                536
      Decrease in accrued real estate taxes.....          (5,117)            (6,610)
      Increase (decrease) in accounts payable
        and accrued expenses....................           1,249             (2,448)
      (Decrease) increase in other liabilities..          (3,684)               524
                                                    --------------------------------------
Net cash used in operating activities...........          (3,707)            (3,019)

Investing activities
Expenditures for real estate and equipment......          (2,739)            (6,711)
Proceeds from sales of real estate..............          10,397                  -
Decrease in restricted cash escrows.............           4,664              5,875
Leasing costs...................................          (1,904)            (1,296)
Distributions from unconsolidated entities, net.             300                219
                                                    --------------------------------------
Net cash provided by (used in) investing
  activities....................................          10,718             (1,913)

Financing activities
Financing costs.................................             (11)              (530)
Proceeds from mortgages and notes payable.......               -             67,000
Repayment of mortgages and notes payable........          (1,012)           (61,414)
Dividends paid to Series B - preferred
  shareholders..................................          (2,250)                 -
                                                    --------------------------------------
Net cash (used in) provided by financing
  activities....................................          (3,273)             5,056
                                                    --------------------------------------
Net increase in cash and cash equivalents.......           3,738                124
Cash and cash equivalents at beginning of period          71,731             32,608
                                                    --------------------------------------
Cash and cash equivalents at end of period......    $     75,469       $     32,732
                                                    ======================================



                                See notes to consolidated financial statements.

                            Prime Group Realty Trust
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.      Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 3, 2005.

    Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

    We have one primary reportable segment consisting principally of our ongoing ownership and operation of eleven office properties and one industrial property that are located in the Chicago area and are leased through operating leases to unrelated third parties.

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

    We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at March 31, 2005 and December 31, 2004. Each preferred unit and common unit entitles us to receive distributions from the Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

3.      Interest Rate Protection Agreements

    Our derivative instruments are recorded at their fair value as other assets of $0 and $613 on March 31, 2005 and December 31, 2004, respectively, and accumulated other comprehensive loss of $0.4 million and $0.5 million, respectively. We incurred total comprehensive income of $4.6 million ($0.19 per weighted average common share) and a total comprehensive loss of $4.1 million ($0.17 per weighted average common share) for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

6.      Discontinued Operations

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our March 31, 2005 interim financial statements and for all periods presented. Below is a summary of the results of operations for our properties sold during 2005 and 2004, this includes our industrial portfolio, consisting of 29 industrial properties, one office property and three land parcels sold in October and November 2004; and our 33 West Monroe Street property, sold in April 2004.

                                                      Three Months Ended
                                                           March 31
                                             -----------------------------------
                                                    2005               2004
                                             -----------------------------------
                                                       (dollars in thousands)
Rental revenue...............................$        -       $       4,248
Tenant reimbursements........................        22               1,844
Other property income........................        38                  97
                                             -----------------------------------
  Total revenue..............................        60               6,189

Property operations..........................        29               2,349
Real estate taxes............................      (330)              2,241
Depreciation and amortization................         -               2,079
Interest:
   Expense...................................         -               1,316
   Amortization of deferred financing costs..         -                 201
                                             -----------------------------------
  Total expenses.............................      (301)              8,186

Income (loss) before gain on sales of
  real estate and minority interests.........       361              (1,997)
Gain on sales of real estate.................       709                   -
Minority interests...........................      (123)                233
                                             -----------------------------------
Discontinued operations......................$      947       $      (1,764)
                                             ===================================

7.      Debt Covenants

    The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2005, we are in compliance with the requirements of all of the financial covenants.

8.      Recent Developments

    In January 2005, our joint venture, which owns Bank One Center, executed a lease amendment with Citadel Investment Group, LLC ("Citadel"). The lease amendment with Citadel for 47,235 additional square feet was effective as of December 1, 2004 for a term of nine years and one month. As a result of this lease amendment, we met a leasing condition under the Bank One Center joint venture agreement and qualified for the receipt of a contingent purchase price of $9.8 million. We received a distribution of this amount from the joint venture in January 2005. This amount was recorded as a gain on sales of real estate in our consolidated statements of operations.

    On February 17, 2005, we and an affiliate of The Lightstone Group, LLC ("Lightstone"), entered into a definitive agreement and plan of merger. Under the merger agreement Lightstone will acquire our common shares and common share limited partner units for $7.25 in cash, plus the assumption of our outstanding debt. Our board of trustees has unanimously approved the transaction and intends to recommend it for approval by our common shareholders. The parties expect to close the transaction in the second quarter, or early in the third quarter, of 2005. In connection with the merger agreement, Lightstone funded a $10.0 million earnest money deposit into an escrow.

    Our  Series B Shares  will  remain  outstanding  after  the  transaction  is completed. At the closing of the transaction, all accrued but unpaid distributions on our Series B Shares, plus distributions on our Series B Shares for the entire calendar quarter in which the transaction closes, will be paid to the holders of our Series B Shares.

    The closing of the merger agreement is subject to, among other things, a number of customary conditions including approval by the holders of our common shares. The transaction is not subject to any financing conditions.

    On February 28, 2005, we closed on the sale of 2.96 acres of vacant land located in Libertyville, Illinois, for a sales price of $0.7 million. This property was unencumbered. As a result of the transaction, a liability was incurred under the tax indemnity agreement with certain principals affiliated with Mr. Stephen J. Nardi, our former Chairman and a current member of our board of trustees (the "NAC Contributors"), of approximately $56,000.

9.      Earnings Per Share

    The following table sets forth the computation of basic and diluted net income (loss) available per weighted-average common share of beneficial interest for the three months ended March 31, 2005 and 2004 (dollars in thousands, except for per share amounts):




                                                              Three Months Ended
                                                                   March 31
                                                           2005                2004
                                                  ----------------------------------------
Numerator:
 Loss from continuing operations before minority
   interests..................................... $        (6,080)    $        (3,862)
 Minority interests..............................             958                 644
 Net income allocated to preferred distributions.          (2,250)             (2,250)
                                                  ----------------------------------------
 Loss before discontinued operations and
   gain (loss) on sales of real estate...........          (7,372)             (5,468)
 Discontinued operations, net of
   minority interests............................             947              (1,764)
 Gain (loss) on sales of real estate, net of
   minority interests............................           8,758                 (18)
                                                  ----------------------------------------
 Income (loss) available to common shareholders.. $         2,333     $        (7,250)
                                                  ========================================

 Denominator:
 Weighted-average common shares..................      23,675,121          23,669,661
 Effect of dilutive securities:
 Employee stock options..........................               -                   -
 Nonvested employee stock grants.................               -                   -
                                                  ----------------------------------------
 Adjusted weighted-average common shares and
   assumed conversions...........................      23,675,121          23,669,661
                                                  ========================================

 Basic and diluted  earnings  available  to
   common  shares per  weighted-average
   common share:
 Loss from continuing operations................. $         (0.31)    $         (0.23)
 Discontinued operations, net of minority
   interests.....................................            0.04               (0.08)
 Gain (loss) on sales of real estate, net of
   minority interests............................            0.37                   -
                                                  ----------------------------------------
 Net income (loss) available per weighted-average
   common share of beneficial interest - basic
   and diluted................................... $          0.10     $         (0.31)
                                                  ========================================




    Options to purchase 930,483 and 1,409,827 of our common shares were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2005 and 2004, respectively, because the effect would have been antidilutive.

    We had nonvested restricted stock grants of 6,250 and 9,375 shares outstanding during the three months ended March 31, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

    We had 3,076,586 weighted-average common units outstanding during the three months ended March 31, 2005 and 2004, of which all may be exchanged for common shares, subject to our 9.9% ownership limitation contained in our charter or, at our option, cash equivalent to the fair market value of a common share at the time of exchange.

10.     Investments in Unconsolidated Joint Ventures

    We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

    77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 944,556 square foot office building located in Chicago, Illinois. Our interest at March 31, 2005 and December 31, 2004 was a deficit investment of $4.0 million and $4.1 million respectively, (included in deficit investment in unconsolidated entity). Our joint venture partner has a preferred ownership interest ($66.0 million preferred member's share with a 9.5% cumulative preferred return requirement) and a 50% common interest. At March 31, 2005 we were current with respect to the 9.5% cumulative preferred return.

    The following table summarizes our share of various items:


                                            Three months ended
                                                 March 31
                                          2005               2004
                                  ---------------------------------------
Operations (1)(2).................  $      425           $   (285)
Distributions received............         300                  -
Losses reclassified into earnings
  from comprehensive income.......           -                917


(1) Excludes 50% of expense related to the management fee we earned on the property of $0.3 million and $0.1 million for the periods ended March 31, 2005 and 2004, respectively.

(2) Includes $0.2 million of income in each of the three month periods ended March 31, 2005 and 2004, related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at the end of the estimated useful life of the property. The $22.0 million is based on our joint venture partners' contribution of cash at formation for their 50% common interest in the joint venture.

    The following table represents the condensed income statements of 77 West Wacker Drive, LLC:


                                           Three months ended
                                                March 31
                                         2005               2004
                                  -------------------------------------
Total revenue.................... $      11,017      $      10,314
Total expense....................         8,943             10,694
                                  -------------------------------------
Net income (loss)................ $       2,074      $        (380)
                                  =====================================


    Bank One Center. We own a 30% subordinated common interest in Dearborn Center, LLC, which owns Bank One Center. Bank One Center is a 1,503,238 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at March 31, 2005 and December 31, 2004 was an equity investment of $21.9 million and $25.4 million, respectively (included in investments in unconsolidated joint ventures). During the three month period ended March 31, 2005 and 2004, distributions of $2.8 million and $2.7 million, respectively, to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.5 million and $3.1 million (included in losses from investments in unconsolidated joint ventures) for the three month period ended March 31, 2005 and 2004, respectively, representing this allocation of the distributions offset by the actual net income of the joint venture. This excludes the expense related to the management fee we earned on this property.

    The following table represents the condensed income statements of Dearborn Center, LLC on a historical cost basis:

                                         Three months ended
                                              March 31
                                        2005            2004
                                  --------------------------------
 Total revenue....................$     12,516    $     10,146
 Total expense....................      13,163          10,576
                                  --------------------------------
 Net loss                         $       (647)   $       (430)
                                  ================================


      Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns four office buildings consisting of 383,509 rentable square feet located in Phoenix, Arizona. Our interest at March 31, 2005 and December 31, 2004 was an equity investment of $0.7 million (included in investments in unconsolidated entities), and our share of the venture's operations was income of $3,000 and $86,000 for the three months ended March 31, 2005 and 2004, respectively (included in losses from investments in unconsolidated joint ventures). We received no distribution for the three month period ended March 31, 2005 but did receive a distribution of $0.2 million for the three month period ended March 31, 2004.

11.     Stock Based Compensation

    The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Under the fair value method of accounting per SFAS 123, additional compensation expense for the three months ended March 31, 2005 and 2004 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three months ended March 31, 2005 and 2004 related to options granted under Accounting Principles Board Opinion No. 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):

                                                         Three Months Ended
                                                             March 31
                                                        2005          2004
                                                  -----------------------------
Additional compensation expense that would
  have been recognized, net of minority
  interests.....................................  $        10   $        10
Impact per common share - basic and diluted.....            -             -
Net income (loss) available to common
  shareholders..................................        2,323        (7,260)
Net income (loss) available per common share -
  basic and diluted.............................  $      0.10   $     (0.31)


12.     Commitments and Contingencies

    Legal. On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC and certain of its affiliates ("Prime/Mansur"). Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our board of trustees. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our board of trustees approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement. Earnest money of $0.5 million was forfeited under the terms of the merger agreement.

    On December 8, 2004, we announced that we had filed an action in the Circuit Court for Montgomery County, Maryland (the "Maryland State Court") seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

    On January 3, 2005, Prime/Mansur and certain additional affiliates filed a lawsuit against us and our Operating Partnership in the Maryland State Court alleging, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur is seeking damages from the Maryland State Court in excess of $50.0 million and other relief, including specific performance.

    On February 11, 2005, the Maryland State Court consolidated the two lawsuits referred to above and granted our request to assign the case to an expedited hearing track.

    On March 4 and April 6, 2005, the Maryland State Court held hearings on our motion for summary judgment of our declaratory action complaint and our motion to dismiss the nine counts contained in Prime/Mansur's complaint. At the April 6, 2005 hearing, the judge dismissed four out of the nine counts Prime/Mansur filed against us. The counts dismissed were the constructive fraud, defamation, false light and conversion counts. The Maryland State Court decided to allow Prime/Mansur to conduct discovery on the remaining counts in its complaint, consisting of specific performance, two breach of contract and two actual fraud counts. However, the judge stated that, in leaving the remaining five counts of the Prime/Mansur complaint, he was not ruling on the merits of those counts, and that he would entertain a motion for summary judgment from us at any time. The judge then set May 27, 2005 for the close of fact discovery and left in place the currently scheduled pre-trial conference on June 10, 2005. With our concurrence, the judge also dismissed our declaratory judgment action complaint because the Maryland State Court's previous decision to consolidate the two complaints rendered our declaratory judgment complaint redundant to the breach of contract claims in Prime/Mansur's complaint.

    We vigorously deny the allegations in the complaint and believe that the allegations have no merit. We intend to vigorously defend ourselves against the Prime/Mansur lawsuit and will continue to aggressively pursue our rights against Prime/Mansur.

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

    We are aware of contamination at the Chicago, East Chicago and Hammond Enterprise Centers that we previously owned and which were sold in October 2004 and were already in remediation programs sponsored by the states in which they are located. Our environmental consultants previously estimated that remedial action plans for these properties would have a probable cost of approximately $3.2 million. Prime Group, Inc. ("PGI"), the former owner of the above-mentioned industrial properties, contractually agreed to indemnify us for any environmental liabilities we may incur for known contamination in connection with these properties. In September 2004, PGI paid us $1.25 million related to this indemnification and, in November 2004, PGI paid us an additional $1.85 million related to this indemnification. Upon receipt of the second payment, we released PGI from any further indemnity obligations.

    During the due diligence process in connection with the sale of the above properties, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs described above. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in restricted cash with a corresponding liability included in other liabilities.

    We are also aware of contamination at two other properties. At one of the properties, the tenant has provided us with an indemnity for all of the costs associated with the environmental remediation, and the tenant has purchased the property. The second property, which was sold as part of the industrial portfolio sale, was placed in the remediation program sponsored by the state in which it is located and the previous owner has obtained a no further remediation letter from the Illinois Environmental Protection Agency approving the completion of the remediation work. Accordingly, we do not anticipate any material liability related to these environmental matters.

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

    Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with the NAC Contributors and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. Under these agreements, our Operating Partnership is required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreement, our Operating Partnership will indemnify the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covers these income taxes, interest and penalties and is required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

    The percentage of the above tax liabilities, which our Operating Partnership is required to indemnify, is 30% for the taxable year ending on December 31, 2005, and declines an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership is not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of substantially all of our industrial portfolio in 2004 and the sale of vacant land located in Libertyville, Illinois in 2005, we have a liability (included in other liabilities) under these indemnities in the amount of $2.7 million and $56,000, respectively, payable to the NAC Contributors. The industrial sale indemnity of $2.7 million was reduced by $0.8 million from the $3.5 million as of December 31, 2004, due to the finalization of our obligation under the tax indemnity agreement with the NAC Contributors. The payment of the $2.7 million occurred on April 14, 2005. After this payment, we estimate our maximum possible remaining exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $2.5 million and $1.9 million, respectively, at March 31, 2005. PGI has entered into an agreement with our Operating Partnership pursuant to which PGI has agreed to indemnify our Operating Partnership for any amounts paid by our Operating Partnership to the NAC Contributors and/or the IBD Contributors pursuant to the tax indemnification agreements, provided that PGI is liable to our Operating Partnership for such amounts only to the extent that our Operating Partnership uses its best efforts to avoid such tax liability (including exploring the opportunity for a tax-free exchange under Section 1031 of the Code for the transaction that gave rise to the obligation under such agreement). PGI is not responsible for reimbursing us for the indemnification obligation resulting from the sale of our industrial portfolio discussed above since we did not pursue a tax-free exchange or other tax avoidance strategy in connection with the sale.

    On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the "Principals") of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they would recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a "Tax Event"). Under the terms of the agreement, if an Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a "gross-up" amount that effectively results in the Principals receiving this indemnity payment on a net, after-tax basis.

    However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period (a "Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate our maximum possible exposure pursuant to this indemnification agreement at March 31, 2005 is $53.2 million.

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

    We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro rata over the life of this sublease, of which $0.2 million has been received through March 31, 2005. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $65.6 million over the term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. Liabilities for leases assumed at March 31, 2005 and December 31, 2004 includes $6.4 million and $6.7 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

    In connection with one of the subleases at One North Wacker Drive, we assumed two lease obligations at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $1.6 million, which reduced our gross rental obligation on the remaining lease to $0.9 million at March 31, 2005. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

    On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2005, this lease has a remaining estimated gross rental obligation of approximately $2.7 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.6 million and $1.7 million in liabilities for leases assumed at March 31, 2005 and December 31, 2004, respectively, representing an estimate of our net liability related to this obligation, which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

    During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at March 31, 2005 is approximately $3.7 million. During 2002, we re-leased one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero at December 31, 2002 and we recorded a loss on the sale of real estate of $1.3 million in 2002. In 2005, 2004 and 2003, we further revised our leasing assumptions and recorded an additional gain (loss) on the sale of real estate of $0.1 million, ($0.2) million and $0.6 million, respectively. At March 31, 2005 and December 31, 2004, we have included approximately $1.2 million and $1.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

    Other. Dividends on our Series B Shares are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. On each of April 29, 2005 and January 31, 2005, we paid a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005 and December 31, 2004, respectively. Under our declaration of trust, these dividends are deemed to be quarterly dividends, which relate to the fourth and third quarter 2003 dividend periods, respectively, the earliest accrued but unpaid quarterly dividends on our Series B Shares. No dividend has been paid for any quarter in 2004 or 2005 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

13.     Subsequent Events

    On May 5, 2005, the owner of the Continental Towers property refinanced the property with a first mortgage loan in the principal amount of $75.0 million from SunAmerica Life Insurance Company (the "Continental Loan"). Proceeds of the loan were utilized to repay the existing first mortgage loan encumbering the property in the amount of $65.6 million, including accrued interest, pay closing costs and expenses and for general corporate purposes. The Continental Loan matures on May 1, 2008. Although we do not own fee title to the Continental Towers property, we have significant controlling financial interests in the property through our ownership of a second mortgage note secured by the property and we consolidate the property.

    The Continental Loan is non-recourse to the borrower except for customary recourse exceptions, including waste, fraud, misallocation of funds and other similar exceptions, which recourse exceptions have been guaranteed by our Operating Partnership. Our Operating Partnership also entered into an environmental indemnity agreement and intercreditor agreement for the benefit of the lender. The loan bears interest at 30-day LIBOR plus 1.75%, which was initially set at 4.84% per year, adjusting monthly. The previous loan which was repaid had a fixed interest rate of 7.22% per year. Payments of interest only are due monthly and there is no required principal amortization. Simultaneously with the closing, the borrower purchased an interest rate protection agreement capping LIBOR at 6.5%, which results in a maximum interest rate of 8.25%.

    Upon the closing of the Continental Loan, the borrower paid a 1.0% origination fee, among other closing costs. Upon repayment of the prior loan encumbering Continental Towers, the borrower received the release of certain loan escrows totaling approximately $4.9 million. The borrower deposited $3.5 million in escrow for leasing reserves for the Continental Loan, and approximately $1.4 million for tax and insurance escrows. The borrower is required to make monthly deposits for tax and insurance escrows. Additional deposits for leasing reserves will also be due if our Operating Partnership does not maintain at least a $10 million unrestricted cash balance in its accounts (which may include up to $5.0 million available to be drawn under lines of credit).

    The Continental Loan can be repaid at any time provided there is a 1.0% prepayment fee through October 31, 2005, a 0.50% prepayment fee from November 1, 2005 through April 30, 2007 and no prepayment fee thereafter. The borrower has two one-year extension options for the Continental Loan at then current market rates and upon the payment of a 0.25% extension fee, provided, among other things, the property is meeting at least a 1.35 debt service coverage ratio. In addition, the borrower has the right to convert the Continental Loan to a seven-year fixed rate loan at any time during the term subject to the lender's underwriting requirements and then market loan terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

    We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 11 office properties, containing an aggregate of 4.6 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we own 6.3 acres of developable land and have three joint venture interests in office properties containing an aggregate of 2.8 million rentable square feet.

    All of our properties and two of our joint venture properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

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

    Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first quarter of 2005 and the end of each quarter of 2004, excluding properties sold in subsequent periods:



                                                  Portfolio Occupancy

                             March 31,    December 31, September 30,     June 30,    March 31,
                               2005          2004            2004          2004        2004
                          ------------- -------------- --------------- ----------- ------------

Wholly-owned Properties        84.3%         85.5%          86.4%           87.8%       84.9%
                          ============= ============== =============== =========== ============
Unconsolidated Joint
  Venture Properties           81.3%         79.7%          79.2%           79.0%       77.1%
                          ============= ============== =============== =========== ============


Critical Accounting Policies

    Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the first quarter of 2005, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended March 31, 2005 to March 31, 2004

    The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.



                                                                          Increase/       %
(Dollars in thousands)                       2005          2004          (Decrease)     Change
------------------------------------------------------------------------------------------------

Property revenues..................      $   27,466  $     28,234   $      (768)         (2.7%)
Services Company revenues..........           1,022         1,270          (248)        (19.5)
                                         ----------  ------------   ------------     -----------
 Total revenues....................          28,488        29,504        (1,016)         (3.4)

Property operating expenses........          14,179        13,975           204           1.5
Depreciation and amortization......           5,574         5,440           134           2.5
General and administrative.........           2,424         2,479           (55)         (2.2)
Services Company operations........             775         1,266          (491)        (38.8)
Severance costs....................             176             -           176            -
Strategic alternative costs........           1,934             -         1,934            -
                                         ----------  ------------   ------------     -----------
 Total expenses....................          25,062        23,160         1,902           8.2
                                         ----------  ------------   ------------     -----------
Operating income...................           3,426         6,344        (2,918)        (46.0)
Loss from investments in
  unconsolidated joint ventures....          (3,057)       (3,288)          231           7.0
Other income.......................             578           655           (77)        (11.8)
Interest:
  Expense..........................          (6,771)       (7,210)          439           6.1
  Amortization of deferred
   financing costs.................            (256)         (363)          107          29.5
                                         ----------  ------------   ------------     -----------
Loss from continuing operations
  before minority interests........          (6,080)       (3,862)       (2,218)        (57.4)
Minority interests.................             958           644           314          48.8
                                         ----------  ------------   ------------     -----------
Loss from continuing operations....          (5,122)       (3,218)       (1,904)        (59.2)
Discontinued operations, net of
 minority interests................             947        (1,764)        2,711         153.7
                                         ----------  ------------   ------------     -----------
Loss before gain (loss) on sales of
 real estate.......................          (4,175)       (4,982)          807          16.2
Gain (loss) on sales of real estate,
 net of minority interest..........           8,758           (18)        8,776            -
                                         ----------  ------------   ------------     -----------
Net income (loss)..................      $    4,583  $     (5,000)  $     9,583         191.7%
                                         ==========  ============   ============     ===========


    Property Revenues. The decrease of $0.8 million from 2004 in property revenues was primarily attributable to reduced occupancy ($0.3 million), a lease termination fee received in 2004 ($0.3 million) and reduced parking revenue ($0.1 million).

    Services Company Revenues. The decrease of $0.2 million in our Services Company revenues during the first quarter of 2005 was primarily due to decreased leasing commission income of $0.7 million from the joint ventures. This was partially offset by $0.3 million of revenue in the first quarter of 2005 from the management of 77 West Wacker Drive which was previously managed by our Operating Partnership and included in other income.

    Property Operating Expenses. The increase of $0.2 million from 2004 in property operating expenses was primarily attributable to an increase in real estate tax expense.

    Depreciation and Amortization. The increase of $0.1 million from 2004 in depreciation and amortization was primarily attributable to tenant improvements and leasing costs associated with the commencement of new leases subsequent to the first quarter of 2004.

    Services Company Expenses. The decrease of $0.5 million in our Services Company's operating expenses was primarily due to a decrease in the provision for income taxes of $0.2 million and a decrease in leasing commissions expense of $0.2 million.

    Strategic Alternative Costs. The increase in strategic alternative costs of $1.9 million is principally due to legal fees associated with the Prime/Mansur litigation and the Lightstone merger agreement. No expenses were incurred for strategic alternative costs in the first quarter of 2004.

    Investment in Unconsolidated Joint Ventures. The decrease in loss from investments in unconsolidated joint ventures of $0.2 million was primarily due to improvements in the results of our 77 West Wacker joint venture ($0.8 million) due to leasing activity, partially offset by an increase in loss of $0.4 million from our equity investment in our Bank One Center joint venture partially due to an increase in the return to our joint venture partners as a result of their required contribution of $9.8 million related to our leasing earnout.

    Interest Expense. The decrease in interest expense of $0.4 million was primarily due to lower debt balances due to repayment of debt using proceeds from property sales partially offset by an increase in interest rates on our variable rate debt.

    Amortization of Deferred Financing Costs. The decrease of $0.1 million from 2004 in amortization of deferred financing costs was primarily attributable to the retirement of debt in 2004.

    Discontinued Operations. Discontinued operations reflect net income (loss) and gain (loss) on operating properties which have been sold. Discontinued operations include the results of operations of our industrial properties sold in October and November 2004, as well as our 33 West Monroe Street property, which was sold in April 2004. The increase of $2.7 million from 2004 was primarily attributable to a loss from operations associated with our former 33 West Monroe Street property in 2004 ($1.9 million), an increase in the gain on sale of our industrial portfolio upon finalization of our related obligation under the tax indemnity agreement with the NAC Contributors ($0.7 million) and a decrease in projected real estate taxes for 2004 associated with our former 33 West Monroe Street property ($0.3 million).

    Gain on Sales of Real Estate. The increase of $8.8 million in gain on sales of real estate is primarily due to a recognized gain of $9.8 million from the Bank One Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earnout we met under the joint venture agreement, net of minority interest.




Historical Cash Flows

                                                   Three months ended March 31
                                    ---------------------------------------------------------
                                          2005           2004      $ Change       % Change

Operating Activities
  Net income (loss)                 $     4,583  $      (5,000)$     9,583         191.7%
  Amortization of costs for leases
    assumed                                  69             72          (3)         (4.2)
  Net equity in loss of
    unconsolidated investments            3,057          3,288        (231)         (7.0)
  Depreciation and amortization           5,830          7,519      (1,689)        (22.5)
  (Gain) loss on sales of real
    estate                              (10,558)            20     (10,578)    (52,890.0)
  Minority interests                        303           (879)      1,182         134.5
  Changes in operating assets
    and liabilities                      (6,991)        (8,039)      1,048          13.0
                                    -------------------------------------------------------
Net cash used in operating
    activities                      $    (3,707) $      (3,019)$      (688)        (22.8)%
                                    =======================================================
Investing Activities
  Expenditures for real estate
    and equipment                   $    (2,739) $      (6,711)$     3,972          59.2%
  Proceeds from sales of real
    estate                               10,397              -      10,397             -
  Leasing costs                          (1,904)        (1,296)       (608)        (46.9)
  Decrease in restricted cash
    escrows                               4,664          5,875      (1,211)        (20.6)
  Distributions from
    unconsolidated entities                 300            219          81          37.0
                                    -------------------------------------------------------
Net cash provided by (used in)
  investing activities              $    10,718  $      (1,913)$    12,631         660.3%
                                    =======================================================
Financing Activities
  Financing costs                   $       (11) $        (530)$       519          97.9%
  Proceeds from mortgages and
    notes payable                             -         67,000     (67,000)       (100.0)
  Repayment of mortgages and notes
    payable                              (1,012)       (61,414)     60,402          98.4
  Dividends paid to Series
    B-preferred shareholders             (2,250)             -      (2,250)            -
                                    -------------------------------------------------------
Net cash (used in) provided by
  financing activities              $    (3,273) $       5,056 $    (8,329)       (164.7)%
                                    =======================================================


Historical Cash Flows


     Operating Activities. The $0.7 million increase in net cash used in operating activities from 2004 was primarily due to:

o a $1.7 million increase in payments for strategic alternative and severance costs;
o the loss of $1.8 million of income from operations earned in 2004 from our industrial properties which were sold in the fourth quarter of 2004; and
o       lower revenues of $0.8 million as previously discussed.

This increase was partially offset by:

o a $2.6 million decrease in loss of operations from 2004 related to our former 33 West Monroe Street property, which was sold in April 2004; and
o a $1.1 million refund in 2005 of real estate taxes paid in 2004 related to our former 33 West Monroe Street property.

     Investing Activities. The $12.6 million increase in net cash provided by investing activities from 2004 was primarily due to:

o the $9.8 million distribution received from the Bank One Center joint venture in 2005;
o a decrease of $4.0 million in expenditures for real estate and equipment primarily as a result of a decrease in tenant improvement investment requirement; and
o $0.6 million in proceeds from the sale of our Libertyville land parcel in 2005.


This increase was partially offset by:

o a decrease of $1.2 million of releases from restricted cash escrows primarily as a result of properties sold in 2004, and a decrease in restricted tenant improvement and cash management accounts; and
o an increase of $0.6 million of leasing costs primarily as a result of greater leasing commissions in 2005.

     Financing Activities. The $8.3 million decrease in net cash provided by financing activities as compared to 2004 was primarily due to:

o net proceeds from mortgages and notes payable resulting from the refinancing of our 180 North LaSalle Street property in 2004 of $7.0 million, less related financing costs of $0.4 million; and
o $2.3 million of dividends paid to holders of our Series B Shares in 2005.

This decrease was partially offset by:

o       lower  principal   amortization   payments  due  to  the  retirement  of
        indebtedness in 2004 of $0.4 million.

Liquidity and Capital Resources

    In December 2002, our board of trustees approved the engagement of two investment banks as our financial advisors to assist in the evaluation of strategic alternatives, including, but not limited to; a sale, merger or other business combination involving the Company or a sale of some or all of our assets. On February 16, 2005, we entered into an amendment to our engagement letter with one of these advisors, Wachovia, extending their engagement through December 20, 2005. The engagement of our other financial advisor expired in December 2003.

    Our continuing goal is to achieve a desirable result for our shareholders which includes consummating the merger with Lightstone. In the event that the Lightstone transaction does not close, we may continue to pursue a strategic transaction(s) and/or continue implementation of our primary business strategy. There can be no assurances that any transaction or transactions will occur. We anticipate utilizing net proceeds from any transaction other than a sale of the Company (whether by merger or otherwise) to repay debt, provide working capital to fund capital expenditures, including tenant improvements and leasing commissions, and/or distribute them to our shareholders and the common unit holders of our Operating Partnership. We may also utilize a portion of any proceeds for general and corporate operating needs and to consummate tax-deferred exchanges to minimize any tax exposure under existing tax indemnification agreements.

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

    In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. Due to a number of factors, including our capital requirements in our operating environment, our board of trustees decided in January and April of 2002 to suspend the declaration and payment of distributions on our common shares and Series B Shares, respectively. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share paid in April, July and October 2004 and January 2005. On February 28, 2005 our board of trustees declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. This dividend was paid on April 29, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the fourth quarter 2003 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and board of trustees review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying dividends or distributions. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. We are in arrears for five quarters of Series B Share dividends for a total of $11.3 million. Future dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of trustees deems relevant.

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

    The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and liabilities as a percentage of total assets, as well as minimum net worth levels and other financial covenants. As of March 31, 2005, we are in compliance with the requirements of these financial covenants.

    As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2005, these accounts totaled $36.3 million. Of this, $16.2 million is for capital and tenant improvements, $10.1 million is for lease obligations, $3.7 million is for real estate taxes and insurance, $2.3 million is for depository accounts, $1.3 million is related to environmental remediation, and the remaining $2.7 million is reserved for various miscellaneous purposes.

    The following tables disclose our contractual obligations and commercial commitments as of March 31, 2005:



                                                     Payments Due by Year
                                                    (dollars in thousands)
-------------------------------------------------------------------------------------------
                                                            2006-       2008-    2010 and
    Contractual Obligations(A)           Total    2005      2007        2009    Thereafter
-------------------------------------------------------------------------------------------

Mortgage notes payable (B)         $   426,433 $   2,985 $  203,894 $   26,554 $  193,000
Capital lease obligations                   51        51          -          -          -
Operating lease obligations              2,028       338        292        247      1,151
Tenant improvement allowances (C)        6,428     6,428          -          -          -
Tax indemnifications (D)                 2,748     2,748          -          -          -
Liabilities for leases assumed
  and lease reimbursement
  obligations (E)                       71,952     9,808     19,555     17,884     24,705
                                   --------------------------------------------------------
Total contractual cash
   obligations                     $   509,640 $  22,358 $  223,741 $   44,685 $  218,856
                                   ========================================================




(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B) See Note 4 - Mortgage Notes and Bonds Payable to our 2004 Consolidated Financial Statements filed with our Annual Report on Form 10-K for further detail on interest rates and other terms.

(C) We have escrows of $3.9 million that may be utilized to fund a portion of these obligations.

(D) As a result of the sale of certain of our properties in 2004, we recorded a liability of $2.7 million payable to the NAC Contributors.

(E) These obligations would be offset by any receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $58.9 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $10.1 million to fund a portion of this contractual amount.



                                                               Amount of Commitment
                                                                Expiration Per Year
                                                              (dollars in thousands)
                                                 --------------------------------------------------
                                     Total                                                  2010
            Other                   Amounts                      2006-       2008-          and
    Commercial Commitments         Committed        2005         2007        2009        Thereafter
-------------------------------  -------------  -----------  -----------  ----------  -------------

Guarantees (A)                   $    4,706     $     450    $  1,200     $   1,200    $    1,856
Unconsolidated joint ventures (B)   164,000           316       3,431         5,729       154,524
Tax indemnifications (C)             57,650           (C)         (C)           (C)           (C)
Series B Shares (D)                     (D)        18,000      18,000        18,000           (D)
                                 -------------  -----------  -----------  ----------   ------------
Total commercial commitments     $  226,356     $  18,766    $ 22,631     $  24,929    $  156,380
                                 =============  ===========  ===========  ==========   ============





(A) This represents a guarantee for $4.7 million to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns the office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property.

    We also have a 30.0% subordinated interest in a real estate joint venture, accounted for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $270.0 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

    In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the joint venture has a $24.1 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $57.7 million if all remaining indemnity properties had been sold as of March 31, 2005. For $4.4 million of this exposure, the percentage of the tax liabilities, which our Operating Partnership is required to indemnify, is 30% for the taxable year ending on December 31, 2005, and declines by 10% each year thereafter until December 31, 2007. See Note 12 - Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. No dividend has been declared or paid for the first quarter of 2005 or for 2004 on the Series B Shares. The total arrearage in payment of dividends is $11.3 million and relates to the fourth quarter of 2003, which was paid on April 29, 2005, and the four quarters of 2004. The amount shown for 2005 includes this arrearage plus the dividends for the first, second and third quarters of 2005.

    Property Sales. On February 28, 2005, we sold 2.96 acres of vacant land located in Libertyville, Illinois, for a sales price of $0.7 million. This property was unencumbered. As a result of the transaction, an estimated liability was incurred under the tax indemnity agreement with the NAC Contributors of approximately $56,000.

    Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a price of $25.00 per share plus accrued and unpaid distributions. The price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

    Our board of trustees suspended the payment of dividends for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. We subsequently resumed the payment of dividends on our Series B Shares with the payment of dividends of $0.5625 per share in April, July and October 2004 and January 2005. On February 28, 2005, our board of trustees declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend which relates to the fourth quarter 2003 dividend period, the earliest accrued but unpaid quarterly dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the fourth quarter 2003 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. After payment of the fourth quarter 2003 Series B dividend on April 29, 2005, we are in arrears for five quarters on the Series B Shares. The holders of our Series B Shares have the right to elect two additional members to our board of trustees if six consecutive quarterly dividends on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

    Indebtedness. Our aggregate indebtedness was $426.4 million at March 31, 2005. This indebtedness had a weighted average maturity of 4.0 years and bore interest at a weighted average interest rate of 6.29% per annum. At March 31, 2005, $231.4 million, or 54.3%, bore interest at a fixed rate, and $195.0 million, or 45.7% of such indebtedness, bore interest at variable rates. The variable rate debt was subject to an interest rate cap agreement.

    Interest Rate Protection Agreement. We have entered into an interest rate cap agreement for the loans (first mortgage and mezzanine) associated with IBM Plaza for a notional amount as of March 31, 2005 of $195.0 million and a capped LIBOR rate of 6.6% that expires on March 15, 2006.

    No amounts were received under the terms of any interest rate protection agreements in the three months ended March 31, 2005 or 2004.

    Debt Repayments. Scheduled principal payments were made on various loans bringing the total debt repaid for the three months ended March 31, 2005 to $1.0 million.

Off-Balance Sheet Arrangements

    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we are not involved in any unconsolidated SPE transactions.

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

    The following table represents the unaudited GAAP Reconciliation of Net Income (Loss) to Funds from Operations for the three months ended March 31, 2005 and 2004:

                                                       Three Months Ended
                                                            March 31
                                                -------------------------------
                                                     2005           2004
                                                -------------------------------
                                                        (in thousands)
Net income (loss) (1)..........................  $     4,583    $    (5,000)
Adjustments to reconcile to Funds from
   Operations available to common shareholders:
  Real estate depreciation and  amortization...        5,244          5,108
  Amortization of costs for leases assumed.....           69             72
  Joint venture adjustments ...................        4,480          4,388
  (Gain) loss on sale of operating property,
    net of minority interests..................       (8,758)            18
Adjustment for discontinued operations:
  Real estate depreciation and amortization (2)            -          2,079
  Gain on sale (included in discontinued
    operations)................................         (709)             -
  Minority interests...........................          123           (233)
Minority interests.............................         (958)          (644)
                                               ------------------------------
Funds From Operations (1)......................        4,074          5,788
  Income allocated to preferred shareholders...       (2,250)        (2,250)
                                               ------------------------------
Funds from Operations available to common
  shareholders................................. $      1,824   $      3,538
                                                ==============================
  FFO  available  to common  share/unit
    holders per  share/unit  of  beneficial
    interest:
   Basic and Diluted........................... $       0.07   $       0.13
                                                ==============================
Weighted average shares/units of beneficial
 interest:
     Common shares.............................       23,675         23,671
     Nonvested employee stock grants...........            6              9
     Operating Partnership units...............        3,076          3,076
                                                ------------------------------
      Basic....................................       26,757         26,756
                                                ==============================
     Common shares.............................       23,675         23,671
     Nonvested employee stock grants...........            6              -
     Employee stock options....................           26             20
     Operating Partnership units...............        3,076          3,076
                                                ------------------------------
      Diluted..................................       26,783         26,767
                                                ==============================


(1) Funds from Operations is a non-GAAP financial measure. Funds from Operations ("FFO") is defined as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2) The real estate depreciation and amortization for discontinued operations for the three months ended March 31, 2004 relates to the 33 West Monroe Street property that was sold April 16, 2004 and the industrial portfolio sold in October and November 2004.

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income and gain/(loss) on sales of real estate for properties sold are reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

Inflation

    Substantially all of our leases require tenants to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of our leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

    As of March 31, 2005, $195.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to an interest rate cap agreement that is designed to mitigate some of this risk.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The following table provides information about our derivative financial instrument and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2005. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.



                                                     Interest Rate Sensitivity
                                         Principal (Notional) Amount by Expected Maturity
                                                       Average Interest Rate
                                    ----------------------------------------------------------------------
                                       2005      2006     2007      2008      2009   Thereafter  Total
                                    ----------------------------------------------------------------------
                                                       (Dollars in Millions)

Liabilities
Mortgage notes payable (1):
Fixed rate amount..............   $    3.0    $  4.3    $  4.6   $ 19.2      $7.3    $193.0     $231.4
Weighted-average interest rate         7.03%     7.03%     7.04%    7.14%     7.57%     6.98%

Variable rate amount (2).......           -   $195.0          -        -         -         -    $195.0
Weighted-average interest rate            -      5.66%        -        -         -         -

Interest rate cap agreement(3):
Notional amount................           -   $195.0          -        -         -         -    $195.0
Cap rate.......................           -      6.60%        -        -         -         -




(1) Based upon the rates in effect at March 31, 2005, the weighted-average interest rates on our mortgage notes payable at March 31, 2005 was 6.29%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (subject to our interest rate protection agreement) would increase by $1.95 million. The mortgage loan secured by our Continental Towers property in the amount of $65.6 million at March 31, 2005, matures January 5, 2013. The maturity date of January 5, 2013 is contingent upon execution of the Reset Amendment on or before June 9, 2005, which may change the interest rate on the loan from the current rate of 7.22% as described in the Promissory Note and Subordination and
    Intercreditor Agreement. If we determine the revised terms are not acceptable to us, the loan may be repaid without penalty. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a first mortgage of $75.0 million maturing on May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.75%. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 8.25%. See Note 13 - "Subsequent Events" to our Consolidated Financial Statements for further discussion.

(2) This loan has two extension options allowing the maturity date of the loan to be extended to March 9, 2007 and March 9, 2008.

(3) In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our IBM Plaza property.

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

PART II-OTHER INFORMATION

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

    On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur Investment Partners, LLC and certain of its affiliates ("Prime/Mansur"). Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our board of trustees. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our board of trustees approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement. Earnest money of $0.05 million was forfeited under the terms of the merger agreement.

    On December 8, 2004, we announced that we had filed an action in the Circuit Court for Montgomery County, Maryland (the "Maryland State Court") seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

    On January 3, 2005, Prime/Mansur and certain additional affiliates filed a lawsuit against us and our Operating Partnership in the Maryland State Court alleging, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur is seeking damages from the Maryland State Court in excess of $50.0 million and other relief, including specific performance.

    On February 11, 2005, the Maryland State Court consolidated the two lawsuits referred to above and granted our request to assign the case to an expedited hearing track.

    On March 4 and April 6, 2005, the Maryland State Court held hearings on our motion for summary judgment of our declaratory action complaint and our motion to dismiss the nine counts contained in Prime/Mansur's complaint. At the April 6, 2005 hearing, the judge dismissed four out of the nine counts Prime/Mansur filed against us. The counts dismissed were the constructive fraud, defamation, false light and conversion counts. The Maryland State Court decided to allow Prime/Mansur to conduct discovery on the remaining counts in its complaint, consisting of specific performance, two breach of contract and two actual fraud counts. However, the judge stated that, in leaving the remaining five counts of the Prime/Mansur complaint, he was not ruling on the merits of those counts, and that he would entertain a motion for summary judgment from us at any time. The judge then set May 27, 2005 for the close of fact discovery and left in place the currently scheduled pre-trial conference on June 10, 2005. With our concurrence, the judge also dismissed our declaratory judgment action complaint because the Maryland State Court's previous decision to consolidate the two complaints rendered our declaratory judgment complaint redundant to the breach of contract claims in Prime/Mansur's complaint.

    We vigorously deny the allegations in the complaint and believe that the allegations have no merit. We intend to vigorously defend ourselves against the Prime/Mansur lawsuit and will continue to aggressively pursue our rights against Prime/Mansur.
    We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

We are currently in arrears in the payment of dividends on our Series B Shares. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $11.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

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

                                   PRIME GROUP REALTY TRUST

                                   Registrant



Date:   May 6, 2005                 /s/ Richard M. FitzPatrick
                                    ------------------------------------
                                    Richard M. FitzPatrick
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial Officer of the Registrant)

                                                                   Exhibit 12.1
                            Prime Group Realty Trust
             Statements Regarding Computation of Ratios of Earnings
           to Combined Fixed Charges and Preferred Share Distributions
                             (Dollars in Thousands)


                                                     Three Months Ended
                                                          March 31
                                                -------------------------------
Earnings (1):                                        2005           2004
                                                -------------------------------
 Loss from continuing operations before
  minority interest per the consolidated
  financial statements..........................$   (6,080)   $   (3,862)
 Interest expense...............................     6,771         7,210
 Amortization of debt issuance costs............       256           363
                                                -------------------------------
 Earnings.......................................$      947    $    3,711
                                                ===============================
Fixed Charges (1):
 Interest expense...............................$    6,771    $    7,210
 Amortization of debt issuance costs............       256           363
 Preferred share distributions..................     2,250         2,250
                                                -------------------------------
 Total fixed charges............................$    9,277    $    9,823
                                                ===============================
    Ratio of earnings to combined fixed charges
    and preferred share distributions...........         -             -
                                                ===============================
    Deficit of earnings to combined fixed
    charges and preferred share distributions...$   (8,330)   $   (6,112)
                                                ===============================
 Funds from Operations (1):
 Funds from operations..........................$    4,074    $    5,788
 Interest expense...............................     6,771         7,210
 Amortization of debt issuance costs............       256           363
                                                -------------------------------
 Adjusted funds from operations.................$   11,101    $   13,361
                                                ===============================
 Fixed Charges (1):
 Interest expense...............................$    6,771    $    7,210
 Amortization of debt issuance costs............       256           363
 Preferred share distributions..................     2,250         2,250
                                                -------------------------------
 Total fixed charges............................$    9,277    $    9,823
                                                ===============================
    Ratio of funds from operations to combined
    fixed charges and preferred share
    distributions...............................      1.20          1.36
                                                ===============================
    Excess of funds from operations to combined
    fixed charges and preferred share
    distributions...............................$    1,824    $    3,538
                                                ===============================


(1) Information for the three months ended March 31, 2004 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2003 and 2004 from continuing operations to discontinued operations.