Form 10-Q
period 2005-06-30
PRIME GROUP REALTY TRUST
filed 2005-08-05
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

(312) 917-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On August 3, 2005, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust

Form 10-Q

Forward-Looking Statements

Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; the risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants’ and vendors’ operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2005.

Among the matters about which we have made assumptions are the following:

• future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;
• the extent of any tenant bankruptcies or defaults that may occur;
• ability or inability to renew existing tenant leases and lease up vacant space;
• prevailing interest rates;
• the effect of inflation and other factors on operating expenses and real estate taxes;
• our ability to minimize various expenses as a percentage of our revenues; and
• the availability of financing and capital.

In addition, historical results and percentage relationships set forth in this Quarterly Report on Form 10-Q are not necessarily indicative of future operations.

PART I–FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Prime Group Realty Trust

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

(Unaudited)

Assets	June 30 2005	December 31 2004
Real estate, at cost:
Land	$112,133	$111,770
Building and improvements	444,390	443,066
Tenant improvements	58,467	54,325
Furniture, fixtures and equipment	9,406	9,898
	624,396	619,059
Accumulated depreciation	(102,828)	(94,252)
	521,568	524,807
Property held for development	1,588	1,588
	523,156	526,395

Properties held for sale	49,961	67,133
Investments in unconsolidated joint ventures	17,801	26,088
Cash and cash equivalents	69,644	71,731
Receivables, net of allowance of $1,799 and $1,985 at June 30, 2005 and December 31, 2004, respectively:
Tenant	695	593
Deferred rent	16,677	16,809
Other	1,803	2,161
Restricted cash escrows	39,239	40,232
Deferred costs, net	13,985	13,441
Other	2,558	2,780
Total assets	$735,519	$767,363

Liabilities and Shareholders’ Equity
Mortgage notes payable	$393,081	$384,855
Mortgage notes payable related to properties held for sale	42,268	42,590
Liabilities related to properties held for sale	6,002	6,188
Accrued interest payable	1,512	1,324
Accrued real estate taxes	23,039	22,458
Accrued tenant improvement allowances	5,140	4,266
Accounts payable and accrued expenses	5,849	8,695
Liabilities for leases assumed	8,372	9,957
Deficit investment in unconsolidated joint venture	3,532	4,087
Dividends payable	2,250	2,250
Other	7,101	16,115
Total liabilities	498,146	502,785
Minority interests:
Operating Partnership	15,981	19,154
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 23,642,036 and 23,671,996 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	236	236
Additional paid-in capital	381,293	381,293
Accumulated other comprehensive loss	(429)	(468)
Distributions in excess of earnings	(159,748)	(135,677)
Total shareholders’ equity	221,392	245,424
Total liabilities and shareholders’ equity	$735,519	$767,363

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Three Months ended June 30

	2005	2004
Revenue:
Rental	$13,226	$13,547
Tenant reimbursements	8,835	9,243
Other property revenues	1,066	974
Services Company revenue	971	865
Total revenue	24,098	24,629

Expenses:
Property operations	6,326	6,254
Real estate taxes	5,656	5,688
Depreciation and amortization	4,974	4,771
General and administrative	2,343	2,739
Services Company operations	1,694	769
Strategic alternative costs	8,354	–
Total expenses	29,347	20,221

Operating (loss) income	(5,249)	4,408
Loss from investments in unconsolidated joint ventures	(2,967)	(4,560)
Other income	747	348
Interest:
Expense	(6,102)	(6,360)
Amortization of deferred financing costs	(1,020)	(409)
Loss from continuing operations before minority interests	(14,591)	(6,573)
Minority interests	1,936	999
Loss from continuing operations	(12,655)	(5,574)
Discontinued operations, net of minority interests of $1,536 and $(87) in 2005 and 2004, respectively	(11,815)	673
Loss before gain (loss) on sales of real estate	(24,470)	(4,901)
Gain (loss) on sales of real estate, net of minority interests of $(41) and $7 in 2005 and 2004, respectively	316	(61)
Net loss	(24,154)	(4,962)
Net income allocated to preferred shareholders	(2,250)	(2,250)
Net loss available to common shareholders	$(26,404)	$(7,212)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.63)	$(0.33)
Discontinued operations, net of minority interests	(0.50)	0.03
Gain (loss) on sales of real estate, net of minority interests	0.01	–
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(1.12)	$(0.30)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share data)

(Unaudited)

	Six Months ended June 30

	2005	2004
Revenue:
Rental	$26,676	$27,234
Tenant reimbursements	17,580	18,730
Other property revenues	1,929	1,814
Services Company revenue	1,993	2,135
Total revenue	48,178	49,913

Expenses:
Property operations	12,769	12,589
Real estate taxes	11,137	11,514
Depreciation and amortization	9,919	9,533
General and administrative	4,767	5,218
Services Company operations	2,469	2,035
Severance costs	176	–
Strategic alternative costs	10,288	–
Total expenses	51,525	40,889

Operating (loss) income	(3,347)	9,024
Loss from investments in unconsolidated joint ventures	(6,024)	(7,848)
Other income	1,325	1,003
Interest:
Expense	(12,046)	(12,722)
Amortization of deferred financing costs	(1,263)	(759)
Loss from continuing operations before minority interests	(21,355)	(11,302)
Minority interests	2,973	1,746
Loss from continuing operations	(18,382)	(9,556)
Discontinued operations, net of minority interests of $1,334 and $43 in 2005 and 2004, respectively	(10,263)	(327)
Loss before gain (loss) on sales of real estate	(28,645)	(9,883)
Gain (loss) on sales of real estate, net of minority interests of $(1,180) and $10 in 2005 and 2004, respectively	9,074	(79)
Net loss	(19,571)	(9,962)
Net income allocated to preferred shareholders	(4,500)	(4,500)
Net loss available to common shareholders	$(24,071)	$(14,462)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.97)	$(0.60)
Discontinued operations, net of minority interests	(0.43)	(0.01)
Gain (loss) on sales of real estate, net of minority interests	0.38	–
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(1.02)	$(0.61)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six months ended June 30

	2005	2004
Operating activities
Net loss	$(19,571)	$(9,962)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of costs for leases assumed (included in rental revenue)	138	144
(Gain) loss on sales of real estate (including discontinued operations)	(10,558)	79
Depreciation and amortization (including discontinued operations)	12,075	14,322
Provision for asset impairment	15,074	–
Net equity in loss of unconsolidated joint ventures	6,024	7,848
Minority interests (including discontinued operations)	(3,173)	(1,856)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	359	(3,656)
Decrease in other assets	224	1,307
Increase in accrued interest payable	178	504
Increase in accrued real estate taxes	685	679
Decrease in accounts payable and accrued expenses	(153)	(2,557)
(Decrease) increase in other liabilities	(7,961)	854
Net cash (used in) provided by operating activities	(6,659)	7,706

Investing activities
Expenditures for real estate and equipment	(5,457)	(10,151)
Proceeds from sales of real estate	10,397	68,003
Decrease (increase) in restricted cash escrows	378	(43)
Leasing costs	(3,360)	(2,476)
Distributions from unconsolidated entities, net	300	219
Net cash provided by investing activities	2,258	55,552

Financing activities
Financing costs	(1,090)	(676)
Proceeds from mortgages and notes payable	75,000	67,000
Repayment of mortgages and notes payable	(67,096)	(121,991)
Dividends paid to Series B preferred shareholders	(4,500)	(2,250)
Net cash provided by (used in) financing activities	2,314	(57,917)
Net (decrease) increase in cash and cash equivalents	(2,087)	5,341
Cash and cash equivalents at beginning of period	71,731	32,608
Cash and cash equivalents at end of period	$69,644	$37,949

See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 3, 2005.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

We have one primary reportable segment consisting principally of our ongoing ownership and operation of eleven office properties, one industrial property and three joint venture interests that are primarily located in the Chicago area and are leased through operating leases to unrelated third parties.

2.	Formation and Organization

We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for preferred and common partnership interests.

We are the sole general partner of the Operating Partnership and own all of the preferred units and 88.5% of the common units issued at June 30, 2005 and December 31, 2004. Each preferred unit and common unit entitles us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common and preferred units.

3.	Interest Rate Protection Agreements

On June 30, 2005, our derivative instruments were reported at their fair value as other assets of $36,594. We incurred a total comprehensive loss of $24.2 million ($1.02 per weighted average common share) and $4.2 million ($0.18 per weighted average common share) for the three months ended June 30, 2005 and June 30, 2004, respectively. We incurred a total comprehensive loss of $19.6 million ($0.83 per weighted average common share) and a total comprehensive loss of $8.3 million ($0.35 per weighted average common share) for the six months ended June 30, 2005 and June 30, 2004, respectively.

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

6.	Property Held For Sale

As of June 30, 2005, we have classified our 208 South LaSalle Street property, an 867,439 square foot office building located in Chicago, Illinois, as held for sale. We entered into a purchase and sale agreement to sell the property to Prime/Mansur Investment Partners, LLC (“Prime/Mansur”) on May 19, 2005 (see Note 9 – Recent Developments to these Consolidated Financial Statements for further discussion). Property held for sale at June 30, 2005 represents our historical cost basis for certain assets related to this property (dollars in thousands):

Real estate, net	$43,662
Tenant receivables	28
Deferred rent receivables	2,137
Restricted cash escrows	1,326
Deferred costs, net	2,734
Other	74
Property held for sale	$49,961

In addition, certain liabilities related to this property at June 30, 2005 have also been reclassified (dollars in thousands):

Mortgage note payable	$42,268
Accrued interest payable	174
Accrued real estate taxes	3,507
Accrued tenant improvement allowances	622
Other liabilities	1,699
Mortgage note payable and liabilities related to property held for sale	$48,270

At December 31, 2004, our consolidated balance sheet included comparable assets and liabilities of $67.1 million and $48.8 million, respectively, related to this property.

7.	Discontinued Operations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” in our June 30, 2005 interim financial statements and for all periods presented. Below is a summary of the results of operations for our 208 South LaSalle Street property, which was held for sale at June 30, 2005, and for our properties sold during 2004, which includes our industrial portfolio, consisting of 29 industrial properties, one office property and three land parcels sold in October and November 2004 and our 33 West Monroe Street property, sold in April 2004.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Rental revenue	$3,009	$6,022	$5,550	$12,897
Tenant reimbursements	1,987	3,245	3,807	6,631
Other property income	57	179	164	327
Total revenue	5,053	9,446	9,521	19,855

Property operations	1,519	2,702	2,933	6,460
Real estate taxes	769	2,025	1,309	4,671
Depreciation and amortization	204	2,032	833	4,789
Provision for asset impairment (1)	15,074	–	15,074	–
Interest:
Expense	834	1,862	1,661	4,026
Amortization of deferred financing costs	4	121	17	335
Total expenses	18,404	8,742	21,827	20,281

(Loss) income before gain on sales of real estate and minority interests	(13,351)	704	(12,306)	(426)
Gain on sales of real estate	–	56	709	56
Minority interests	1,536	(87)	1,334	43
Discontinued operations	$(11,815)	$673	$(10,263)	$(327)

(1)

During the second quarter of 2005, we recorded an asset impairment of $15.1 million related to our 208 South LaSalle Street property in connection with our entry into a purchase and sale agreement with Prime/Mansur. This agreement was part of a litigation settlement we agreed to with Prime/Mansur and certain of its affiliates. See Note 9—Recent Developments for a discussion of the litigation with Prime/Mansur. The sales price, less costs of sale, was used to determine the fair value of the property and related assets.

8.	Debt Covenants

The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2005, we are in compliance with the requirements of all of these financial covenants.

9.	Recent Developments

Continental Towers Refinancing. On May 5, 2005, we refinanced our Continental Towers property with a first mortgage loan in the principal amount of $75.0 million. The loan bears interest at 30-day LIBOR plus 1.75%. Proceeds of the loan were utilized to repay the existing first mortgage loan encumbering the property in the amount of $65.6 million, including accrued interest, and pay closing costs and expenses and for general corporate purposes. The loan matures on May 1, 2008. Simultaneously with the closing, we purchased an interest rate protection agreement capping LIBOR at 6.5%, which results in a maximum interest rate of 8.25%. We have two one-year extension options for the loan at then current market rates and upon the payment of a 0.25% extension fee, provided, among other things, the property is meeting at least a 1.35 debt service coverage ratio. In addition, we have the right to convert the loan to a seven-year fixed rate loan at any time during the term subject to the lender’s underwriting requirements and then market loan terms. Although we do not own fee title to the Continental Towers property, we have significant controlling financial interests in the property through our ownership of a second mortgage note secured by the property and therefore we consolidate the property in our financial statements.

Litigation with Prime/Mansur. On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur and certain of its affiliates. Prime/Mansur is a joint venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our board of trustees. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our board of trustees approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement. Earnest money of $0.5 million was forfeited under the terms of the merger agreement.

On December 8, 2004, we announced that we had filed an action in the Circuit Court for Montgomery County, Maryland (the “Maryland State Court”) seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

On January 3, 2005, Prime/Mansur and certain affiliates filed a lawsuit against us and our Operating Partnership in the Maryland State Court alleging, among other things, that we wrongfully terminated and otherwise breached the merger agreement with Prime/Mansur. In its complaint, Prime/Mansur and its affiliates sought damages from the Maryland State Court in excess of $50.0 million and other relief, including specific performance.

On May 19, 2005, with the consent of The Lightstone Group, LLC (“Lightstone”), as required by our then existing agreement and plan of merger with affiliates of Lightstone, we finalized a settlement agreement with Prime/Mansur providing for a dismissal with prejudice and a full settlement and mutual release of all claims relating to the Prime/Mansur litigation. Pursuant to the terms of the settlement agreement, certain of our subsidiaries and Prime/Mansur entered into (i) a purchase and sale agreement pursuant to which we agreed to sell our 208 South LaSalle Street property to Prime/Mansur for a purchase price of $44.0 million and certain agreed upon closing prorations, including the assumption of the existing debt of approximately $42.3 million on the property, and (ii) an option agreement pursuant to which we granted Prime/Mansur an option to purchase our 23.1% membership interest in the joint venture which owns certain property in Phoenix, Arizona for $4.0 million. Both the 208 South LaSalle Street purchase agreement and the joint venture interest option agreement provide that any closing must occur by December 15, 2005, and both agreements are subject to certain conditions, including, among other things, obtaining all necessary lender and partner consents. In connection with the settlement agreement, we also paid Prime/Mansur $7.0 million which is reflected as a strategic alternative cost on our statement of operations.

Our agreement to sell the 208 South LaSalle Street property described above has resulted in a change in our expected holding period for the property and, as a result, we recorded a non-cash impairment charge of approximately $15.1 million in connection with our second quarter 2005 financial results.

In addition, in connection with our option to buy a parking garage at 300 North LaSalle Street, Chicago, Illinois from the owner of the garage, an affiliate of The Prime Group, Inc. (an affiliate of Prime/Mansur), we entered into a separate agreement with a potential third party buyer (unrelated to Prime/Mansur) of the property providing that, among other things, we will terminate our option upon the receipt of $2.6 million from the potential buyer payable upon and in the event the potential buyer elects to purchase the parking garage. As part of the settlement agreement, certain of the other parties to the settlement agreement acknowledged our entry into this agreement and agreed that any claims related to this agreement are released pursuant to the terms of the settlement agreement.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except for per share amounts):

	Three Months ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Loss from continuing operations before minority interests	$(14,591)	$(6,573)	$(21,355)	$(11,302)
Minority interests	1,936	999	2,973	1,746
Net income allocated to preferred distributions	(2,250)	(2,250)	(4,500)	(4,500)
Loss before discontinued operations and gain (loss) on sales of real estate	(14,905)	(7,824)	(22,882)	(14,056)
Discontinued operations, net of minority interests	(11,815)	673	(10,263)	(327)
Gain (loss) on sales of real estate, net of minority interests	316	(61)	9,074	(79)
Net loss available to common shareholders	$(26,404)	$(7,212)	$(24,071)	$(14,462)

Denominator:
Weighted-average common shares	23,642,036	23,671,996	23,658,579	23,670,828
Effect of dilutive securities:
Employee stock options	–	–	–	–
Nonvested employee stock grants	–	–	–	–
Adjusted weighted-average common shares and assumed conversions	23,642,036	23,671,996	23,658,579	23,670,828

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.63)	$(0.33)	$(0.97)	$(0.60)
Discontinued operations, net of minority interests	(0.50)	0.03	(0.43)	(0.01)
Gain (loss) on sales of real estate, net of minority interests	0.01	–	0.38	–
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(1.12)	$(0.30)	$(1.02)	$(0.61)

Options to purchase 872,702 and 1,409,827 of our common shares were excluded in the computation of diluted earnings available to common shares for the three and six months ended June 30, 2005 and 2004, respectively, because the effect would be antidilutive.

We had nonvested stock grants of 6,250 and 9,375 shares outstanding during the three and six months ended June 30, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

We had 3,076,586 weighted-average common units outstanding during the three and six months ended June 30, 2005 and 2004, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. At June 30, 2005 and 2004, 3,076,586 limited partner common units were exchangeable for common shares subject to our 9.9% ownership limitation contained in our charter, or at our option, cash equivalent to the fair market value of a common share at the time of exchange.

11.	Investments in Unconsolidated Joint Ventures

We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.

77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 945,550 square foot office building located in Chicago, Illinois. Our interest at June 30, 2005 and December 31, 2004 was a deficit investment of $3.5 million and $4.1 million, respectively (included in deficit investment in unconsolidated joint ventures). Our joint venture partner has a preferred ownership interest ($66.0 million preferred member’s share with a 9.5% cumulative preferred return) in this property. At June 30, 2005 we were current with respect to the 9.5% cumulative preferred return.

The following table summarizes our share of various items:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(dollars in thousands)
Operations (1)(2)	$430	$(1,097)	$855	$(1,382)
Distributions received	–	–	300	–
Losses reclassified into earnings from comprehensive income	–	877	–	1,794

(1)

Excludes 50% of the expense related to the management fee we earned on the property of $0.3 million and $0.5 million for each of the three and six month periods, respectively, ended June 30, 2005 and 2004.

(2)

Includes $0.2 million and $0.3 million of income in each of the three and six month periods, respectively, ended June 30, 2005 and 2004 related to accretion of our investment account from zero at formation of this joint venture to $22.0 million at the end of the estimated useful life of the property. The $22.0 million is based on our joint venture partner’s contribution of cash at formation for their 50% common interest in the joint venture.

The following table represents the condensed income statements of 77 West Wacker Drive, LLC:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(dollars in thousands)
Total revenue	$10,955	$10,659	$21,972	$20,973
Total expense	8,872	10,595	17,815	21,290
Net income (loss)	$2,083	$64	$4,157	$(317)

Bank One Center. We own a 30% subordinated common interest in Dearborn Center, LLC, which owns Bank One Center. Bank One Center is a 1,503,238 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at June 30, 2005 and December 31, 2004 was an equity investment of $17.0 million and $25.4 million, respectively (included in investments in unconsolidated joint ventures). During the six month periods ended June 30, 2005 and 2004, distributions of $5.7 million and $5.3 million, respectively, to our partner exceeded the joint venture’s net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.5 million and $3.1 million (included in losses from investments in unconsolidated joint ventures) for the three month periods ended June 30, 2005 and 2004, respectively, and $6.9 million and $6.2 million, for the six month periods ended June 30, 2005 and 2004, respectively, representing this allocation plus the actual net loss of the joint venture. This excludes the expense related to the management fee we earned on this property.

The following table represents the condensed income statements of Dearborn Center, LLC on a historical cost basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(dollars in thousands)
Total revenue	$12,598	$11,498	$25,114	$21,632
Total expense	13,172	11,954	26,335	22,530
Net loss	$(574)	$(456)	$(1,221)	$(898)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns four office buildings consisting of 383,509 square feet located in Phoenix, Arizona. Our interest at June 30, 2005 and December 31, 2004 was an equity investment of $0.8 million and $0.7 million (included in investments in unconsolidated joint ventures), respectively, and our share of the venture’s operations was a gain of $43,000 and a loss of $334,000 for the three months ended June  30, 2005 and 2004, respectively, and a gain of $40,000 and a loss of $248,000 for the six months ended June 30, 2005 and 2004, respectively (included in losses from investments in unconsolidated joint ventures). We received no distribution for the six month period ended June 30, 2005 and received a distribution of $0.2 million for the six month period ended June 30, 2004.

In June 2005, the FASB ratified its consensus EITF Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. We are currently evaluating the impact of the adoption of the provisions of EITF 04-05 on our financial position or results of operations.

12.	Stock Based Compensation

The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under the fair value method of accounting per SFAS 123, additional compensation expense for the three months ended June 30, 2005 and 2004 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and six months ended June 30, 2005 and 2004 related to options granted under Accounting Principles Board Opinion No. 25. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(dollars in thousands)
Additional compensation expense that would have been recognized	$10	$10	$20	$20
Impact per common share – basic and diluted	–	–	–	–
Net loss available to common shareholders	(26,414)	(7,222)	(24,091)	(14,482)
Net loss available per common share – basic and diluted	(1.12)	(0.30)	(1.02)	(0.61)

13.	Commitments and Contingencies

Legal. We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

Environmental. All of our properties were subject to Phase I or similar environmental assessments by independent environmental consultants which were intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties.

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs described above. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in restricted cash with a corresponding liability included in other liabilities. At June 30, 2005, this escrow had a balance of $1.25 million plus interest of $15,800.

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

Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, a member of our board of trustees until July 1, 2005 (“NAC Contributors”), and certain principals affiliated with one of our former executive officers (“IBD Contributors”), both of which contributed properties to us during our initial public offering. As a result of our merger with Lightstone and the acquisition by Lightstone of all the outstanding limited partnership interests in our Operating Partnership, as of July 1, 2005 we have no further obligations pursuant to these agreements, except for the $56,000 payment described in the following paragraph. Prior to July 1, 2005, under these agreements, our Operating Partnership was required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreements, our Operating Partnership indemnified the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covered these income taxes, interest and penalties and was required to be made on a “grossed up” basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

The percentage of the above tax liabilities, which our Operating Partnership was required to indemnify, was 30% for the taxable year ending on December 31, 2005, and declined an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership was not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of substantially all of our industrial portfolio in 2004, we paid this indemnity in the amount of $2.7 million to the NAC Contributors during the second quarter of 2005. In addition, as a result of the sale of vacant land located in Libertyville, Illinois in 2005, we have a liability (included in other liabilities) under this indemnity in the amount of $56,000, payable to the NAC Contributors. After the second quarter payment, we estimate our maximum possible remaining exposure under the indemnities to the NAC Contributors and the IBD Contributors to be $2.5 million and $1.9 million, respectively, at June 30, 2005. Further, any gain generated as a result of the transaction with Lightstone was excluded under the terms of the indemnity agreements.

On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). As part of this transaction, we agreed to indemnify the two limited partners (the “Principals”) of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they would recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note (a ”Tax Event”). Under the terms of the agreement, if an

Indemnification Event, as defined, results in a Tax Event, we are required to immediately pay to the Principals the amount of any resulting federal or state tax, including any interest and penalties, as well as a “gross-up” amount that effectively results in the Principals receiving this indemnity payment on a net, after-tax basis.

However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event “should” not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a “reasonable basis” for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a “reasonable basis” opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400 million (but more than $200 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100 million or 33% of our gross assets within a twelve-month period (a “Trigger Disposition”), we desire to cause an Indemnification Event and our equity market capitalization is less than $200 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate our maximum possible exposure pursuant to this indemnification agreement at June 30, 2005 is $53.2 million.

Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel Investment Group, LLC (“Citadel”) . We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease (the ”Citadel Reimbursement Obligation”) for 161,488 square feet of space at the One North Wacker Drive office building located in downtown Chicago, Illinois.

We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro rata over the life of this sublease, of which $0.3 million has been received through June 30, 2005. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $64.3 million over the term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. Liabilities for leases assumed at June 30, 2005 and December 31, 2004 includes $6.3 million and $6.7 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with one of the subleases at One North Wacker Drive, we assumed two lease obligations at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.9 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $1.7 million, which reduced our gross rental obligation on the remaining lease to $0.9 million at June 30, 2005. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2005, this lease has a remaining estimated gross rental obligation of approximately $2.4 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.5 million and $1.7 million in liabilities for leases assumed at June 30, 2005 and December 31, 2004, respectively, representing an estimate of our net liability related to this obligation, which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at June 30, 2005 is approximately $2.6 million. Our obligation with respect to the two properties ends on August 31, 2005 and November 30, 2006. In 2005 and 2004 we revised our leasing assumptions and recorded an additional gain (loss) on the sale of real estate of $0.5 million and ($0.2) million, for the three and six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, we have included approximately $0.6 million and $1.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

Other. Dividends on our Series B Cumulative Redeemable Preferred Shares (“Series B Shares”) are cumulative and payable at a 9.0% annual rate each quarter that the Series B Shares remain outstanding. The Series B Shares rank senior to the common shares as to the payment of dividends. On each of April 29, 2005 and January 31, 2005, we paid a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005 and December 31, 2004, respectively. Under our declaration of trust, these dividends are deemed to be quarterly dividends, which relate to the fourth and third quarter 2003 dividend periods, respectively, the earliest accrued but unpaid quarterly dividends on our Series B Shares. No dividend has been paid for any quarter in 2004 or 2005 on the Series B Shares. The total accrued dividends as of June 30, 2005 is $13.5 million. See Note 14—Subsequent Events to our Consolidated Financial Statements for a discussion regarding the subsequent payment of this arrearage and the third quarter 2005 dividend. The Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

14.	Subsequent Events

On June 28, 2005 our common shareholders approved the acquisition of the Company by an affiliate of Lightstone (the “Acquisition”) and on July 1, 2005, the Acquisition was completed. The Acquisition was pursuant to the previously announced agreement and plan of merger, dated as of February 17, 2005 (the “Merger Agreement”). As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per share/unit were cancelled. Our Series B Shares remain outstanding after the completion of the Acquisition. The transaction will be accounted for under the purchase method of accounting with all assets and liabilities recorded at their fair value.

Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including the entire third quarter of 2005.

In addition, after the closing of the Acquisition on July 1, 2005, our newly constituted board of trustees (see discussion below) declared a distribution to the holder (an affiliate of Lightstone) of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005.

With respect to the payment of the distributions referred to above, there can be no assurance as to the timing and amounts of any future distributions, and the payment of these distributions at this time should not be construed to convey any degree of certainty with respect to future distribution payments. Management and the our board of trustees review our cash position and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions.

On July 1, 2005, in connection with the Acquisition, Mr. Jeffrey A. Patterson, our President and Chief Executive Officer, agreed to remain as a trustee. Messrs. Jacque Ducharme, Stephen Nardi, Christopher Nassetta, Douglas Crocker, Ray D’Ardenne and Daniel Lupiani have been succeeded as our trustees by (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Michael Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each named as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each named as our independent trustees and members of our audit committee. Mr. Richard FitzPatrick resigned from his position as our Executive Vice President - Chief Financial Officer. In addition, in connection with the closing of the Acquisition, the employment of Mr. Roy P. Rendino, our Senior Vice President - Finance and Chief Accounting Officer, was terminated. Also in connection with the Acquisition, we paid approximately $3.7 million to certain employees related to change of control agreements, severance and discretionary bonuses. In addition, in connection with the closing of the Acquisition, we paid $141,250 to a former employee pursuant to his employment agreement.

On July 1, 2005, simultaneously with the closing of our merger with affiliates of Lightstone, we assumed the obligations under two employment agreements executed on June 1, 2005 and dated as of May 31, 2005 with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Executive Vice President, General Counsel and Secretary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

of Operations.

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

Our results reflect the general weakness in the economy over the past couple of years, which has resulted in less demand for office and industrial property. Since national and regional office and industrial vacancy rates are higher than they would be in a stronger economic environment, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings continue to come on line in the next few years, the additional supply may add to the challenge.

Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market.

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first and second quarters of 2005 and the last three quarters of 2004, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004

Wholly-owned Properties	83.3%	84.3%	85.5%	86.4%	88.0%

Unconsolidated Joint Venture Properties	80.9%	81.3%	79.7%	79.2%	79.0%

Critical Accounting Policies

Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the second quarter of 2005, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of the three months ended June 30, 2005 to June 30, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change

Property revenues	$23,127	$23,764	$(637)	(2.7)%
Services Company revenues	971	865	106	12.3
Total revenues	24,098	24,629	(531)	(2.2)

Property operating expenses	11,982	11,942	40	0.3
Depreciation and amortization	4,974	4,771	203	4.3
General and administrative	2,343	2,739	(396)	(14.5)
Services Company operations	1,694	769	925	120.3
Strategic alternative costs	8,354	–	8,354	–
Total expenses	29,347	20,221	9,126	45.1
Operating (loss) income	(5,249)	4,408	(9,657)	(219.1)
Loss from investments in unconsolidated joint ventures	(2,967)	(4,560)	1,593	34.9
Other income	747	348	399	114.7
Interest:
Expense	(6,102)	(6,360)	258	4.1
Amortization of deferred financing costs	(1,020)	(409)	(611)	(149.4)
Loss from continuing operations before minority interests	(14,591)	(6,573)	(8,018)	(122.0)
Minority interests	1,936	999	937	93.8
Loss from continuing operations	(12,655)	(5,574)	(7,081)	(127.0)
Discontinued operations, net of minority interests	(11,815)	673	(12,488)	(1,855.6)
Loss before gain (loss) on sales of real estate	(24,470)	(4,901)	(19,569)	(399.3)
Gain (loss) on sales of real estate, net of minority interest	316	(61)	377	618.0
Net loss	$(24,154)	$(4,962)	$(19,192)	(386.8)%

Property Revenues. The decrease of $0.6 million in property revenues from 2004 was primarily attributable to reduced occupancy.

Services Company Revenues. The increase of $0.1 million in our Services Company revenues during the second quarter of 2005 was primarily due to revenue from the management of 77 West Wacker Drive which was previously managed by our Operating Partnership and included in other income.

Depreciation and Amortization. The increase of $0.2 million in depreciation and amortization from 2004 was primarily attributable to tenant improvements and leasing costs associated with the commencement of new leases subsequent to the second quarter of 2004.

General and Administrative. The decrease of $0.4 million in general and administrative expenses was primarily due to decreases in salaries and benefits as a result of a reduction in employees.

Services Company Operations. The increase of $0.9 million in our Services Company’s operating expenses was primarily due to an increase in leasing commissions expense.

Strategic Alternative Costs. The increase in strategic alternative costs of $8.4 million is principally due to the settlement payment ($7.0 million) and legal fees associated with the Prime/Mansur litigation, as well as legal costs associated with the Lightstone merger agreement. No expenses were incurred for strategic alternative costs in the second quarter of 2004.

Loss From Investment in Unconsolidated Joint Ventures. The decrease in loss from investments in unconsolidated joint ventures of $1.6 million was primarily due to improvements in the results of our 77 West Wacker joint venture primarily due to the effects of an interest rate collar in 2004.

Other Income. The increase in other income of $0.4 million was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts primarily due to increased interest rates in 2005.

Interest Expense. The decrease in interest expense of $0.3 million was primarily due to lower debt balances due to the repayment of debt using proceeds from property sales, partially offset by an increase in interest rates on our variable rate debt.

Amortization of Deferred Financing Costs. The increase in amortization of deferred financing costs of $0.6 million from 2004 was primarily attributable to the write-off of unamortized fees upon the refinancing of the debt associated with our Continental Towers property. See Note 9—Recent Developments - Continental Towers Refinancing for further discussion.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold or are held for sale. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was held for sale as of June 30, 2005, our industrial properties, which were sold in October and November 2004, and our 33 West Monroe Street property, which was sold in April 2004. The decrease of $12.5 million from 2004 was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($13.4 million net of minority interest), offset by a lease termination fee ($0.6 million) associated with our 208 South LaSalle Street property in 2005 and a reduction in depreciation and amortization related to our 208 South LaSalle Street property which is no longer recorded as it was classified as being held for sale ($0.5 million).

Gain (Loss) on Sales of Real Estate. The increase of $0.4 million in gain (loss) on sales of real estate is primarily due to an adjustment to our estimate of our liabilities for leases assumed associated with properties sold in 1999.

Comparison of the six months ended June 30, 2005 to June 30, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change

Property revenues	$46,185	$47,778	$(1,593)	(3.3)%
Services Company revenues	1,993	2,135	(142)	(6.7)
Total revenues	48,178	49,913	(1,735)	(3.5)

Property operating expenses	23,906	24,103	(197)	(0.8)
Depreciation and amortization	9,919	9,533	386	4.0
General and administrative	4,767	5,218	(451)	(8.6)
Services Company operations	2,469	2,035	434	21.3
Severance costs	176	–	176	–
Strategic alternative costs	10,288	–	10,288	–
Total expenses	51,525	40,889	10,636	26.0
Operating (loss) income	(3,347)	9,024	(12,371)	(137.1)
Loss from investments in unconsolidated joint ventures	(6,024)	(7,848)	1,824	23.2
Other income	1,325	1,003	322	32.1
Interest:
Expense	(12,046)	(12,722)	676	5.3
Amortization of deferred financing costs	(1,263)	(759)	(504)	(66.4)
Loss from continuing operations before minority interests	(21,355)	(11,302)	(10,053)	(88.9)
Minority interests	2,973	1,746	1,227	70.3
Loss from continuing operations	(18,382)	(9,556)	(8,826)	(92.4)
Discontinued operations, net of minority interests	(10,263)	(327)	(9,936)	(3,038.5)
Loss before gain (loss) on sales of real estate	(28,645)	(9,883)	(18,762)	(189.8)
Gain (loss) on sales of real estate, net of minority interest	9,074	(79)	9,153	11,586.1
Net loss	$(19,571)	$(9,962)	$(9,609)	(96.5)%

Property Revenues. The decrease of $1.6 million in property revenues from 2004 was primarily attributable to reduced occupancy ($0.8 million), lower tenant reimbursements due to a decrease in projected real estate taxes ($0.4 million) and a lease termination fee received in 2004 ($0.3 million).

Services Company Revenues. The decrease of $0.1 million in Services Company revenues during 2005 was due to decreased leasing commission income of $0.5 million, which is partially offset by the revenue from the management of 77 West Wacker Drive previously managed by our Operating Partnership and included in other income.

Property Operating Expenses. The decrease of $0.2 million in property operating expenses from 2004 was primarily attributable to a decrease in projected real estate taxes for prior years.

Depreciation and Amortization. The increase of $0.4 million in depreciation and amortization from 2004 was primarily attributable to tenant improvements and leasing costs associated with the commencement of new leases subsequent to the first quarter of 2004.

General and Administrative. The decrease of $0.5 million in general and administrative expenses was primarily due to decreases in salaries and benefits as a result of a reduction in employees.

Services Company Operations. The increase of $0.4 million in the Services Company’s operating expenses was primarily due to an increase in leasing commissions expense, partially offset by a decrease in the provision for income taxes.

Severance Costs. For 2005, we recorded severance costs of $0.2 million related to a reduction of corporate management and support staff.

Strategic Alternative Costs. The increase in strategic alternative costs of $10.3 million is principally due to the settlement payment ($7.0 million) and legal fees associated with the Prime/Mansur litigation, as well as investment banking fees and legal costs associated with the Lightstone merger agreement. No expenses were incurred for strategic alternative costs in the first and second quarter of 2004.

Loss From Investment in Unconsolidated Joint Ventures. The decrease in loss from investments in unconsolidated joint ventures of $1.8 million was primarily due to improvements in the results of our 77 West Wacker joint venture primarily due to the effects of an interest rate collar in 2004.

Other Income. The increase in other income of $0.3 million was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts primarily due to increased interest rates in 2005.

Interest Expense. The decrease in interest expense of $0.7 million was primarily due to lower debt balances due to the repayment of debt using proceeds from property sales partially offset by an increase in interest rates on our variable rate debt.

Amortization of Deferred Financing Costs. The increase of $0.5 million from 2004 in amortization of deferred financing costs was primarily attributable to the write-off of unamortized fees upon the refinancing of the debt associated with our Continental Towers property. See Note—9 Recent Developments - Continental Towers Refinancing for further discussion.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold or are held for sale. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was held for sale as of June 30, 2005, our industrial properties, which were sold in October and November 2004, and our 33 West Monroe Street property, which was sold in April 2004. The decrease of $9.9 million from 2004 was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($15.1 million), offset by a loss from operations associated with our former 33 West Monroe Street property in 2004 ($2.1 million), an increase in the gain on sale of our industrial portfolio upon finalization of our related obligation under the tax indemnity agreement with the NAC Contributors ($0.7 million), a lease termination fee ($0.6 million) associated with our 208 South LaSalle Street property in 2005, a reduction in depreciation and amortization related to our 208 South LaSalle Street property which is no longer depreciated as it was classified as being held for sale ($0.5 million), a decrease in projected real estate taxes for 2004 associated with our former 33 West Monroe Street property ($0.3 million) and a change in minority interests ($1.3 million).

Gain (Loss) on Sales of Real Estate. The increase of $9.2 million in gain on sales of real estate is primarily due to a recognized gain of $9.8 million from the Bank One Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earnout we met under the joint venture agreement, net of minority interest.

Historical Cash Flows

	Six months ended June 30
	2005	2004	$ Change	% Change
Operating Activities
Net loss	$(19,571)	$(9,962)	$(9,609)	(96.5)%
Amortization of costs for leases assumed	138	144	(6)	(4.2)
Net equity in loss of unconsolidated investments	6,024	7,848	(1,824)	(23.2)
Depreciation and amortization	12,075	14,322	(2,247)	(15.7)
Provision for asset impairment	15,074	ž	15,074	–
(Gain) loss on sales of real estate	(10,558)	79	(10,637)	(13,464.6)
Minority interests	(3,173)	(1,856)	(1,317)	(71.0)
Changes in operating assets and liabilities	(6,668)	(2,869)	(3,799)	(132.4)
Net cash (used in) provided by operating activities	$(6,659)	$7,706	$(14,365)	(186.4)%

Investing Activities
Expenditures for real estate and equipment	$(5,457)	$(10,151)	$4,694	46.2%
Proceeds from sales of real estate	10,397	68,003	(57,606)	(84.7)
Leasing costs	(3,360)	(2,476)	(884)	(35.7)
Increase (decrease) in restricted cash escrows	378	(43)	421	979.1
Distributions from unconsolidated entities	300	219	81	37.0
Net cash provided by investing activities	$2,258	$55,552	$(53,294)	(95.9)%

Financing Activities
Financing costs	$(1,090)	$(676)	$(414)	(61.2)%
Proceeds from mortgages and notes payable	75,000	67,000	8,000	11.9
Repayment of mortgages and notes payable	(67,096)	(121,991)	54,895	45.0
Dividends paid to Series B–preferred shareholders	(4,500)	(2,250)	(2,250)	(100.0)
Net cash provided by (used in) financing activities	$2,314	$(57,917)	$60,231	104.0%

Operating Activities. The $14.4 million decrease in net cash (used in) provided by operating activities from 2004 was primarily due to:

• a $10.3 million increase in strategic alternative costs;
• the loss of $3.5 million of income from operations earned in 2004 from our industrial properties which were sold in the fourth quarter of 2004;
• a $2.7 million payment of tax indemnities to the NAC Contributors in 2005. See Note 13—Commitments and Contingencies - Tax Indemnities for further detail;
• a $1.6 million decrease in property revenues as previously discussed; and
• a $0.6 million decrease in operations for the Services Company.

This decrease was partially offset by:

• a $1.6 million of loss from operations in 2004 from our 33 West Monroe Street property which was sold in April 2004;
• a $1.1 million refund in 2005 of real estate taxes paid in 2004 related to our former 33 West Monroe Street property;
• a $0.7 million decrease in interest paid from 2004 due to the repayment of debt by utilizing the proceeds from property sales in 2004;
• a $0.5 million decrease in general and administrative expenses as a result of a reduction in employees; and
• a $0.2 million decrease in property operating expenses as previously discussed.

Investing Activities. The $53.3 million decrease in net cash provided by investing activities from 2004 was primarily due to:

• $68.0 million of proceeds from the sale of our 33 West Monroe Street property in April 2004; and

•      a $2.2 million net decrease in restricted cash management escrow accounts associated with $6.1 million in increased payments of monthly debt service, escrow requirements and operating costs in 2005, partially offset by $3.5 million in reduced tax payments in 2005 primarily as a result of properties sold in 2004.

This decrease was partially offset by:

• the $9.8 million distribution received from the Bank One Center joint venture in 2005;
• a decrease of $5.9 million in expenditures for real estate and equipment primarily as the result of the sale of our former 33 West Monroe Street property in 2004;
• a decrease of $1.4 million of leasing costs primarily as a result of greater leasing commissions in 2004 attributed to our former 33 West Monroe Street property; and
• $0.6 million in proceeds from the sale of our Libertyville land parcel in 2005.

Financing Activities. The $60.2 million increase in net cash provided by (used in) financing activities compared to 2004 was primarily due to:

•      net proceeds of $9.6 million from the conversion of our fixed rate debt to a variable rate position on our Continental Towers property in 2005, slightly offset by $1.1 million in financing fees incurred during this transaction; and

• a repayment of mortgage payable of $59.6 million secured by our former 33 West Monroe Street property with the proceeds from the sale of the property in April 2004.

This increase was partially offset by:

• net proceeds of $7.0 million from the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004; and
• an additional payment of $2.3 million of dividends to the Series B Preferred shareholders was made in 2005 versus 2004.

Liquidity and Capital Resources

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

In order to qualify as a REIT for federal income tax purposes, we must distribute 90% of our taxable income (excluding capital gains) annually. Due to a number of factors, including our capital requirements in our operating environment, our board of trustees decided in January and April of 2002 to suspend the declaration and payment of distributions on our common shares and Series B Shares, respectively. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share paid in April, July and October 2004 and January and April 2005.

On February 28, 2005 our board of trustees declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on March 31, 2005. This dividend was paid on April 29, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2003 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. On June 2, 2005, our board of trustees declared a quarterly dividend of $0.5625 per share on our Series B Shares for shareholders of record on June 15, 2005 payable upon the earlier of the closing of the Acquisition with Lightstone or July 29, 2005. This dividend was not paid as of June 30, 2005. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the first quarter of 2004 dividend period, the earliest accrued but unpaid quarterly dividend on our Series B Shares. In addition, on June 2, 2005, our board of trustees determined the date of payment of the conditionally declared distributions previously declared on February 16, 2005, to be the date on which the proposed Acquisition is complete. This conditional declaration on our Series B Shares is for each quarter for which a quarterly distribution has accrued and remains unpaid and for the entire quarter in which the closing of the Acquisition occurs. The Acquisition was completed on July 1, 2005, at which time we paid both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to and including the entire third quarter of 2005. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and board of trustees review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying dividends or distributions. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The total accrued dividends as of June 30, 2005 is $13.5 million. As discussed previously, this arrearage was paid, together with the entire third quarter 2005 dividend, on July 1, 2005. Future dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of trustees deems relevant.

As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partner unit, without interest. Our Series B Shares remain outstanding after the completion of the Acquisition.

In addition, after the closing of the Acquisition on July 1, 2005, our board of trustees declared a distribution to the holder (an affiliate of Lightstone) of the 26,488,389 common limited partnership interests in our operating partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. For the remainder of 2005, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated or is anticipated to be vacated during the year or renew existing tenants’ leases. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt financings and modifications or extensions of existing loans or capital contributions from our common shareholder. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and other financial covenants. As of June 30, 2005, we are in compliance with the requirements of these financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At June 30, 2005, these accounts totaled $39.2 million. Of this amount, $15.8 million is for capital and tenant improvements, $9.9 million is for lease obligations, $7.7 million is for real estate taxes and insurance, $1.8 million is for depository accounts, $1.3 million is related to environmental remediation, and the remaining $2.7 million is reserved for various miscellaneous purposes.

The following tables disclose our contractual obligations and commercial commitments as of June 30, 2005:

	Payments Due by Year (dollars in thousands)
Contractual Obligations (A)	Total	2005	2006- 2007	2008- 2009	2010 and Thereafter
Mortgage notes payable (B)	$435,349	$1,111	$199,922	$96,967	$137,349
Operating lease obligations	1,788	99	291	247	1,151
Tenant improvement allowances (C)	5,762	5,762	–	–	–
Tax indemnifications (D)	56	–	56	–	–
Liabilities for leases assumed and lease reimbursement obligations (E)	8,372	1,559	3,088	2,244	1,481
Total contractual cash obligations	$451,327	$8,531	$203,357	$99,458	$139,981

(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B) See Note 4—Mortgage Notes and Bonds Payable to our 2004 Consolidated Financial Statements filed with our Annual Report on Form 10-K for further detail on interest rates and other terms.

(C) We have escrows of $2.4 million that may be utilized to fund a portion of these obligations. In addition, our obligation includes $0.6 million related to our 208 South LaSalle property, which is held for sale as of June 30, 2005. See Note 6—Property Held for Sale for further detail.

(D)	As a result of the sale of one of our properties in 2005, we recorded a liability of $56,000 payable to the NAC Contributors.

(E) These obligations are offset by estimated receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $57.0 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $9.9 million to fund a portion of this contractual amount.

		Amount of Commitment Expiration Per Year (dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2005	2006- 2007	2008- 2009	2010 and Thereafter
Guarantees (A)	$4,556	$300	$1,200	$1,200	$1,856
Unconsolidated joint ventures (B)	164,000	316	3,431	5,729	154,524
Tax indemnifications (C)	57,650	(C)	(C)	(C)	(C)
Series B Shares (D)	(D)	15,750	18,000	18,000	(D)
Total commercial commitments	$226,206	$16,366	$22,631	$24,929	$156,380

(A) This represents a guarantee for $4.6 million to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B) We have a 50% common interest in an unconsolidated real estate joint venture that owns the office building located at 77 West Wacker Drive. The amount shown includes 50% of the balance of the $166.0 million mortgage note payable secured by the property.

We also have a 30% subordinated interest in a real estate joint venture, accounted for using the equity method, which owns the Bank One Center office property. While we are not a guarantor or responsible party, the joint venture has a $270.0 million mortgage loan secured by the property. The amount shown includes 30% of the balance of the mortgage loan.

In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the joint venture has a $24.1 million loan secured by the property. We have not included any amounts related to this loan in this table.

(C) We estimate our maximum possible exposure on tax indemnifications to be $57.7 million if all remaining indemnity properties had been sold as of June 30, 2005. Of this amount, $4.4 million related to tax indemnities with the IBD Contributors and the NAC Contributors. As a result of the transaction with Lightstone on July 1, 2005, we no longer have any exposure under the tax indemnities with the IBD Contributors and the NAC Contributors, except for the $56,000 due in connection with the prior sale by us in 2005 of vacant land in Libertyville, Illinois. Gain generated as a result of the transaction was excluded under the terms of the indemnity agreements. See Note 13—Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities.

(D) Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. As of June 30, 2005, no dividend has been declared or paid for 2005 or for the last three quarters of 2004 on the Series B Shares. A dividend relating to the first quarter of 2004 in the amount of $0.5625 per Series B Share was declared on June 2, 2005, but as of June 30, 2005, was not yet paid. As of June 30, 2005, the total accrued dividends was $13.5 million and relates to the four quarters of 2004 and the first two quarters of 2005. The amount shown for 2005 includes this arrearage plus the dividends for the third quarter of 2005. In connection with the closing on July 1, 2005 of our merger with an affiliate of Lightstone, the record date for certain of our previously declared conditional dividends on our Series B Shares was fixed. Accordingly, we funded on July 1, 2005 both (i) one quarterly distribution of $0.5625 per share on the our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to and including the entire third quarter of 2005.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a price of $25.00 per share plus accrued and unpaid distributions. The price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

In early 2002, our board of trustees suspended the payment of dividends for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. We subsequently resumed the payment of dividends on our Series B Shares with the payment of dividends of $0.5625 per share in April, July and October 2004 and January and April 2005. In July 2005, we funded a total of seven quarters of distributions totaling an additional $3.9375 per share dividend on our Series B Shares, which brought all dividends on our Series B Shares current through the end of the third quarter of 2005. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the third quarter 2005 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. The holders of our Series B Shares have the right to elect two additional members to our board of trustees if six consecutive quarterly dividends on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

Common Shares. After the closing of the merger with Lightstone on July 1, 2005, our board of trustees declared a distribution to the holder (an affiliate of Lightstone) of the 26,488,389 common limited partnership interests in our operating partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005.

Indebtedness. Our aggregate indebtedness was $435.3 million at June 30, 2005. This indebtedness had a weighted average maturity of 3.0 years and bore interest at a weighted average interest rate of 6.19% per annum. At June 30, 2005, $165.3 million, or 38.0%, bore interest at a fixed rate, and $270.0 million, or 62.0% of such indebtedness, bore interest at variable rates. The variable rate debt was subject to interest rate cap agreements.

Interest Rate Protection Agreements. We have entered into interest rate cap agreements for the loans (first mortgage and mezzanine) associated with IBM Plaza and Continental Towers. The IBM Plaza loans had a notional amount as of June 30, 2005 of $195.0 million and a capped LIBOR rate of 6.6% that expires on March 15, 2006. The Continental Towers loan had a notional amount as of June 30, 2005 of $75.0 million and a capped LIBOR rate of 6.5% that expires on May 1, 2008.

No amounts were received under the terms of any interest rate protection agreements in the six months ended June 30, 2005 or 2004.

Debt Repayments. Scheduled principal payments were made on various loans bringing the total debt repaid for the three months ended June 30, 2005 to $0.7 million.

Off–Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, we are not involved in any unconsolidated SPE transactions.

Funds from Operations

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), an alternative measure of performance for an equity REIT. We believe that in order to facilitate a clear understanding of our combined historical operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the unaudited financial statements included elsewhere in this Form 10-Q.

The following table represents the unaudited GAAP Reconciliation of Net Loss to Funds from Operations for the three and six months ended June 30, 2005 and 2004 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net loss (1)	$(24,154)	$(4,962)	$(19,571)	$(9,962)
Adjustments to reconcile to Funds from Operations available to common shareholders:
Real estate depreciation and amortization	4,040	4,436	9,267	8,866
Amortization of costs for leases assumed	69	72	138	144
Joint venture adjustments	4,612	4,490	9,092	8,878
(Gain) loss on sale of operating property, net of minority interests	(316)	52	(9,074)	70
Adjustment for discontinued operations:
Real estate depreciation and amortization (2)	816	2,032	833	4,789
Gain on sale (included in discontinued operations)	–	(56)	(709)	(56)
Minority interests	(1,536)	87	(1,334)	(43)
Minority interests	(1,936)	(999)	(2,973)	(1,746)
Funds from Operations (1)	(18,405)	5,152	(14,331)	10,940
Income allocated to preferred shareholders	(2,250)	(2,250)	(4,500)	(4,500)
Funds from Operations available to common shareholders	$(20,655)	$2,902	$(18,831)	$6,440

FFO available to common share/unit holders per share/unit of beneficial interest:
Basic and Diluted	$(0.77)	$0.11	$(0.70)	$0.24

Weighted average shares/units of beneficial interest:
Common shares	23,642	23,672	23,659	23,672
Nonvested employee stock grants	6	9	6	6
Operating Partnership units	3,076	3,076	3,076	3,076
Basic	26,724	26,757	26,741	26,754

Common shares	23,642	23,672	23,659	23,672
Nonvested employee stock grants	6	–	6	–
Employee stock options	30	10	28	15
Operating Partnership units	3,076	3,076	3,076	3,076
Diluted	26,754	26,758	26,769	26,763

(1)

Funds from Operations is a non-GAAP financial measure. Funds from Operations (“FFO”) is defined as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), plus real estate depreciation and amortization, excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense and interest expense. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. We utilize FFO as a performance measure. We believe that FFO provides useful information to investors regarding our performance as FFO provides investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2)

The real estate depreciation and amortization for discontinued operations for the three and six months ended June 30, 2005 relates to our 208 South LaSalle Street property held for sale. The real estate depreciation and amortization for discontinued operations for the three and six months ended June 30, 2004 relates to the 208 South LaSalle Street property held for sale and the 33 West Monroe Street property that was sold April 16, 2004 and the industrial portfolio sold in October and November 2004.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain/(loss) on sales of real estate for properties sold are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented.

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

As of June 30, 2005, $270.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our derivative financial instrument and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2005. For the interest rate protection agreements, the table presents the notional amounts entered into and the cap rates.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in Millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount	$1.1	$2.4	$2.5	$17.0	$5.0	$137.3	$165.3
Weighted-average interest rate	6.87%	6.89%	6.90%	7.13%	7.74%	6.88%

Variable rate amount (2)	–	$195.0	–	$75.0	–	–	$270.0
Weighted-average interest rate	–	6.07%	–	4.88%	–	–

Interest rate cap agreement (3):
Notional amount	–	$195.0	–	$75.0	–	–	$270.0
Cap rate	–	6.60%	–	6.50%	–	–	–

(1)

Based upon the rates in effect at June 30, 2005, the weighted-average interest rates on our mortgage notes payable at June 30, 2005 was 6.19%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (subject to our interest rate protection agreement) would increase by $2.70 million. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.75%. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.25%.

(2)	The $195.0 million IBM Plaza loan has two extension options allowing the maturity date of the loan to be extended to March 9, 2007 and March 9, 2008.

(3)

In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our IBM Plaza property. See (1) above for additional information on the $75.0 million loan which is collateralized with our Continental Towers property and contains a 6.5% LIBOR rate cap provision.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by of this quarterly report on Form 10-Q, which was conducted with the participation of our Chief Executive Officer and our Senior Vice President—Capital Markets, the officer currently performing the function of our Principal Financial Officer, our Chief Executive Officer and our Senior Vice President—Capital Markets have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

(b)	Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. In connection with the closing of the Acquisition, our Executive Vice President—Chief Financial Officer resigned and the employment of our Senior Vice President—Finance and Chief Accounting Officer was terminated. While the functions previously performed by these former employees are now being performed by current employees, this has not resulted in a change in the relevant controls other than, as applicable, the identity of the persons performing certain of the internal controls.

PART II–OTHER INFORMATION

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

On October 27, 2004, we entered into an agreement and plan of merger with Prime/Mansur and certain of its affiliates. Prime/Mansur is a joint-venture formed and controlled by E. Barry Mansur and including Michael W. Reschke, a former chairman and a former member of our board of trustees. Under the merger agreement, Prime/Mansur agreed to acquire our outstanding common shares and the outstanding limited partnership units of our Operating Partnership for $6.70 per share/unit in cash. Our board of trustees approved the transaction subject to Prime/Mansur obtaining a satisfactory financing commitment for the transaction. On November 10, 2004, we announced the merger agreement terminated automatically in accordance with its terms because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement. Earnest money of $0.05 million was forfeited under the terms of the merger agreement.

On December 8, 2004, we announced that we had filed an action in the Maryland State Court seeking a declaratory judgment that our previously announced merger agreement with Prime/Mansur terminated automatically in accordance with its terms on November 9, 2004 because Prime/Mansur did not obtain a financing commitment that satisfied the requirements of the merger agreement.

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

On May 19, 2005, with the consent of Lightstone, as required by our then existing agreement and plan of merger with Lightstone, we finalized a settlement agreement with Prime/Mansur and certain of its affiliates providing for a dismissal with prejudice and a full settlement and mutual release of all claims relating to the Prime/Mansur litigation. Pursuant to the terms of the settlement agreement, certain of our subsidiaries and Prime/Mansur entered into (i) a purchase agreement pursuant to which we agreed to sell our 208 South LaSalle Street property to Prime/Mansur for a purchase price of $44.0 million and certain agreed upon closing prorations, including the assumption of the existing debt of approximately $42.3 million on the property, and (ii) an option agreement pursuant to which we granted Prime/Mansur an option to purchase our 23.1% membership interest in the joint venture which owns certain property in Phoenix, Arizona for $4.0 million. Both the 208 South LaSalle Street purchase agreement and the joint venture interest option agreement provide that any closing must occur by December 15, 2005, and both agreements are subject to certain conditions, including, among other things, obtaining all necessary lender and partner consents. The settlement agreement further provides that we will pay Prime/Mansur $7.0 million in connection with the settlement.

In addition, in connection with our option to buy a parking garage at 300 North LaSalle Street, Chicago, Illinois from the owner of the garage, an affiliate of The Prime Group, Inc. (an affiliate of Prime/Mansur), we entered into a separate agreement with a potential third party buyer (unrelated to Prime/Mansur) of the property providing that, among other things, we will terminate our option upon the receipt of $2.6 million from the potential buyer payable upon and in the event the potential buyer elects to purchase the parking garage. As part of the settlement agreement, certain of the other parties to the settlement agreement acknowledged our entry into this agreement and agreed that any claims relating this agreement are released pursuant to the terms of the settlement agreement.

We are a defendant in legal actions arising in the normal course of business. We believe that the ultimate outcome of those actions will not materially affect our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. A dividend relating to the first quarter of 2004 was declared on June 2, 2005, but as of June 30, 2005, was not yet paid. In addition, as of June 30, 2005, no dividend has been declared or paid for 2005 or for the last three quarters of 2004 on the Series B Shares. The total accrued dividends was $13.5 million and relates to the four quarters of 2004 and the first two quarters of 2005. The remaining accrued unpaid quarterly dividends had been conditionally declared subject to the closing of the Acquisition with an affiliate of Lightstone, but as of June 30, 2005 these dividends were not yet paid (and in the case of the conditional dividends, had not yet vested). On July 1, 2005 we funded distributions for the first quarter of 2004 through to and including the entire third quarter of 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on June 2, 2005. At the meeting, holders of our common shares voted on (i) the re-election of two trustees for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as our independent auditors for 2005. Voting on each such matter was as follows:

	Votes For	Votes Against	Withheld/ Abstentions	Broker Non-Votes
Re-election of Trustees:
• Douglas Crocker II	21,804,713	–	240,032	–
• Christopher J. Nassetta	21,804,713	–	240,032	–
Ratification of Auditors:	22,021,756	7,226	15,763	–

The term of office of each of, Ray H. D’Ardenne, Stephen J. Nardi, Jeffrey A. Patterson, Jacque M. Ducharme and Daniel A. Lupiani continued after the meeting and were scheduled to expire at the Annual Meeting of Shareholders to be held in 2006, 2006, 2006, 2007 and 2007, respectively. Upon completion of the Acquisition with Lightstone on July 1, 2005, Messrs. Crocker, D’Ardenne, Ducharme, Lupiani, Nardi and Nassetta are no longer trustees.

On June 28, 2005, our common shareholders approved the Acquisition.

Under Maryland law and the Company’s declaration of trust, the affirmative vote of the holders of a majority of the Company’s 23,681,371 outstanding common shares was required to approve the Acquisition. The final vote regarding the Acquisition was as follows:

Final Voting Results	For	Against	Abstain

Common Shares	18,801,451	34,854	7,180

The common shares voted “For” the Acquisition represented 79.39% of the Company’s outstanding common shares.

Promptly after the special meeting of the common shareholders, the Company, in its capacity as the sole general partner of the Operating Partnership, completed the required vote by the holders of the Operating Partnership’s common partnership units, with the Company voting its common partnership units in the same proportion that the holders of the common shares of the Company voted their common shares at the special meeting.

Pursuant to the limited partnership agreement of the Operating Partnership, the affirmative vote of the holders of a majority of the outstanding common partnership units was required to approve the Acquisition. The final vote of the holders of the Operating Partnership’s common partnership units regarding the Acquisition was as follows:

Final Voting Results	For	Against	Abstain
Common Partnership Units	21,793,253	34,854	7,180

The common partnership units voted “For” the Acquisition represented 81.45% of the Operating Partnership’s outstanding common partnership units. Accordingly, both the Company’s common shareholders and the Operating Partnership’s common partnership unit holders approved the Acquisition.

Item 5.	Other Information.

None.

Item 6.	Exhibits
(a)	Exhibits:
	3.1	Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as filed as exhibit 3.1 to our 1997 Annual Report on Form 10-K and incorporated herein by reference.
3.2

Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as filed as exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.3

Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust dated as of December 29, 1998, as filed as exhibit 3.3 to our 1998 Annual Report on Form 10-K and incorporated herein by reference.

3.4

First Amendment to Amended and Restated Declaration of Trust of Prime Group Realty Trust, as filed as exhibit 3.1 to our Current Report on Form 8-K (filed July 1, 2005, File No. 001-13589) and incorporated herein by reference.

	3.5	Amended and Restated Bylaws of Prime Group Realty Trust, as filed as exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 2000 and incorporated herein by reference.
3.6

First Amendment to Amended and Restated Bylaws of Prime Group Realty Trust, as filed as exhibit 3.2 to our Current Report on Form 8-K (filed July 1, 2005, File No. 001-13589) and incorporated herein by reference.

3.7

Second Amendment to Amended and Restated Bylaws of Prime Group Realty Trust, as filed as exhibit 3.3 to our Current Report on Form 8-K (filed July 1, 2005, File No. 001-13589) and incorporated herein by reference.

	3.8	Amendment No. 43 to Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of June 30, 2005
	3.9	Second Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of July 1, 2005
	10.1	Loan Agreement among LaSalle Bank National Association and Continental Towers Associates–I, L.P. and SunAmerica Life Insurance Company, dated May 5, 2005.
	10.2	Subordination and Intercreditor Agreement between SunAmerica Life Insurance Company and Prime Group Realty, L.P. dated May 5, 2005.

10.3

Environmental Indemnity Agreement between LaSalle Bank National Association and Continental Towers Associates–I, L.P., and Prime Group Realty, L.P., for the benefit of SunAmerica Life Insurance Company dated May 5, 2005.

10.4	Guaranty of Recourse Obligations made by Prime Group Realty, L.P. in favor of SunAmerica Life Insurance Company dated May 5, 2005.
10.5	Promissory Note between LaSalle Bank National Association, Continental Towers Associates–I, L.P., and SunAmerica Life Insurance Company dated May 5, 2005.
10.6

Settlement and Release dated as of May 18, 2005 among Prime/Mansur Investment Partners, LLC, Cumberland Blues Merger Sub, LLC, Cumberland Blues, LLC, The Prime Group, Inc., Prime Group Partners, LLC, Prime Group Realty Trust and Prime Group Realty, L.P.

10.7	Sale and Purchase Agreement dated as of May 18, 2005 between LaSalle-Adams, L.L.C. and Prime/Mansur Investment Partners, LLC.
10.8	Thistle Interest Option Agreement dated as of May 18, 2005 between Phoenix Office, L.L.C. and Prime/Mansur Investment Partners, LLC.
12.1	Computation of ratios of earnings to combined fixed charges and preferred shares distributions.
31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: August 4, 2005	/s/ Jeffrey A. Patterson Jeffrey A. Patterson President and Chief Executive Officer (Duly Authorized Officer )

Exhibit 12.1

Prime Group Realty Trust

Statements Regarding Computation of Ratios of Earnings

to Combined Fixed Charges and Preferred Share Distributions

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Earnings (1):
Loss from continuing operations before minority interest per the consolidated financial statements	$(14,591)	$(6,573)	$(21,355)	$(11,302)
Interest expense	6,102	6,360	12,046	12,722
Amortization of debt issuance costs	1,020	409	1,263	759
Earnings	$(7,469)	$196	$(8,046)	$2,179

Fixed Charges (1):
Interest expense	$6,102	$6,360	$12,046	$12,722
Amortization of debt issuance costs	1,020	409	1,263	759
Preferred share distributions	2,250	2,250	4,500	4,500
Total fixed charges	$9,372	$9,019	$17,809	$17,981
Ratio of earnings to combined fixed charges and preferred share distributions	–	–	–	–
Deficit of earnings to combined fixed charges and preferred share distributions	$(16,841)	$(8,823)	$(25,855)	$(15,802)
Funds from Operations (1):
Funds from operations	$(20,655)	$2,902	$(18,831)	$6,440
Interest expense	6,102	6,360	12,046	12,722
Amortization of debt issuance costs	1,020	409	1,263	759
Adjusted funds from operations	$(13,533)	$9,671	$(5,522)	$19,921
Fixed Charges (1):
Interest expense	$6,102	$6,360	$12,046	$12,722
Amortization of debt issuance costs	1,020	409	1,263	759
Preferred share distributions	2,250	2,250	4,500	4,500
Total fixed charges	$9,372	$9,019	$17,809	$17,981
Ratio of funds from operations to combined fixed charges and preferred share distributions	–	1.07	–	1.11
(Deficit) excess of funds from operations to combined fixed charges and preferred share distributions	$(22,905)	$652	$(23,331)	$1,940

(1)Information for the three and six months ended June 30, 2004 has been restated for the effect of adopting SFAS 144 for the reclassification of the operations of properties sold or held for sale during 2005 and 2004 from continuing operations to discontinued operations.