Form 10-Q
period 2005-09-30
PRIME GROUP REALTY TRUST
filed 2005-11-09
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On November 7, 2005, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust

Form 10-Q

Forward-Looking Statements

Forward-Looking Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; conflicts of interest exist with certain members of our board of trustees as a result of such members' affiliation with our sole common shareholder; the risks related to the office and industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants’ and vendors’ operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2005.

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

PART I–FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Prime Group Realty Trust

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

(Unaudited)

Assets	September 30 2005	December 31 2004
Real estate:
Land	$93,719	$111,770
Building and improvements	334,497	443,066
Tenant improvements	37,923	54,325
Furniture, fixtures and equipment	520	9,898
	466,659	619,059
Accumulated depreciation	(5,460)	(94,252)
	461,199	524,807
In-place lease value, net	29,644	–
Above/below-market lease value, net	26,240	–
Property under development	1,501	1,588
	518,584	526,395

Properties held for sale	52,088	67,133
Investments in unconsolidated entities	116,693	26,088
Cash and cash equivalents	16,269	71,731
Receivables, net of allowance for doubtful accounts of $1,032 and $1,985 at September 30, 2005 and December 31, 2004, respectively:
Tenant	1,606	593
Deferred rent	896	16,809
Other	1,261	2,161
Restricted cash escrows	45,343	40,232
Deferred costs, net	10,483	13,441
Other	2,329	2,780
Total assets	$765,552	$767,363

Liabilities and Shareholders’ Equity
Mortgage notes payable	$398,715	$384,855
Mortgage notes payable related to properties held for sale	46,248	42,590
Liabilities related to properties held for sale	7,889	6,188
Accrued interest payable	1,597	1,324
Accrued real estate taxes	27,579	22,458
Accrued tenant improvement allowances	10,203	4,266
Accounts payable and accrued expenses	5,778	8,695
Liabilities for leases assumed	7,679	9,957
Deficit investment in unconsolidated entity	–	4,087
Dividends payable	–	2,250
Other	7,374	16,115
Total liabilities	513,062	502,785
Minority interests:
Operating Partnership	152,813	19,154
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 and 23,671,996 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2	236
Additional paid-in capital	259,455	381,293
Accumulated other comprehensive income (loss)	10	(468)
Distributions in excess of earnings	(159,830)	(135,677)
Total shareholders’ equity	99,677	245,424
Total liabilities and shareholders’ equity	$765,552	$767,363

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30

	2005	2004
Revenue:
Rental	$13,055	$14,098
Tenant reimbursements	8,873	8,474
Other property revenues	946	933
Services Company revenue	814	817
Total revenue	23,688	24,322

Expenses:
Property operations	6,809	6,157
Real estate taxes	5,682	4,309
Depreciation and amortization	9,540	4,834
General and administrative	1,383	2,507
Services Company operations	474	909
Severance costs	187	337
Strategic alternative costs	–	1,316
Total expenses	24,075	20,369

Operating (loss) income	(387)	3,953
Interest and other income	755	539
Loss from investments in unconsolidated joint ventures	(2,762)	(3,449)
Interest:
Expense	(6,529)	(6,418)
Amortization of deferred financing costs	–	(443)
Accretion of mortgage notes payable	481	–
Loss from continuing operations before minority interests	(8,442)	(5,818)
Minority interests	10,599	985
Income (loss) from continuing operations	2,157	(4,833)
Discontinued operations, net of minority interests of $(1,402) and $(261) in 2005 and 2004, respectively	12	2,001
Income (loss) before loss on sales of real estate	2,169	(2,832)
Loss on sales of real estate, net of minority interests of $32 and $2 in 2005 and 2004, respectively	(1)	(17)
Net income (loss)	2,168	(2,849)
Net income allocated to preferred shareholders	(2,250)	(2,250)
Net loss available to common shareholders	$(82)	$(5,099)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.39)	$(0.30)
Discontinued operations, net of minority interests	0.05	0.08
Loss on sales of real estate, net of minority interests	–	–
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(0.34)	$(0.22)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30

	2005	2004
Revenue:
Rental	$39,731	$41,332
Tenant reimbursements	26,453	27,204
Other property revenues	2,875	2,747
Services Company revenue	2,807	2,952
Total revenue	71,866	74,235

Expenses:
Property operations	19,578	18,746
Real estate taxes	16,819	15,823
Depreciation and amortization	19,459	14,367
General and administrative	6,150	7,725
Services Company operations	2,943	2,944
Severance costs	363	337
Strategic alternative costs	10,288	1,316
Total expenses	75,600	61,258

Operating (loss) income	(3,734)	12,977
Interest and other income	2,080	1,542
Loss from investments in unconsolidated joint ventures	(8,786)	(11,297)
Interest:
Expense	(18,571)	(19,140)
Amortization of deferred financing costs	(1,267)	(1,202)
Accretion of mortgage notes payable	481	–
Loss from continuing operations before minority interests	(29,797)	(17,120)
Minority interests	13,572	2,731
Loss from continuing operations	(16,225)	(14,389)
Discontinued operations, net of minority interests of $(68) and $(218) in 2005 and 2004, respectively	(10,251)	1,674
Loss before gain (loss) on sales of real estate	(26,476)	(12,715)
Gain (loss) on sales of real estate, net of minority interests of $(1,148) and $11 in 2005 and 2004, respectively	9,073	(96)
Net loss	(17,403)	(12,811)
Net income allocated to preferred shareholders	(6,750)	(6,750)
Net loss available to common shareholders	$(24,153)	$(19,561)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(1.45)	$(0.89)
Discontinued operations, net of minority interests	(0.65)	0.06
Gain (loss) on sales of real estate, net of minority interests	0.57	–
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(1.53)	$(0.83)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30
Operating activities	2005	2004
Net loss	$(17,403)	$(12,811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of above/below-market lease value (included in rental revenue)	1,087	–
Amortization of costs for leases assumed (included in rental revenue)	194	216
(Gain) loss on sales of real estate (including discontinued operations)	(10,848)	43
Depreciation and amortization (including discontinued operations)	21,138	19,675
Provision for asset impairment	15,074	–
Net equity in loss of unconsolidated joint ventures	8,786	11,297
Minority interests (including discontinued operations)	(18,247)	(2,513)
Changes in operating assets and liabilities:
Increase in receivables	(1,093)	(3,852)
Decrease in other assets	454	1,980
Increase in accrued interest payable	263	558
Increase in accrued real estate taxes	5,960	5,543
Decrease in accounts payable and accrued expenses	(366)	(2,031)
(Decrease) increase in other liabilities	(6,946)	139
Net cash (used in) provided by operating activities	(1,947)	18,244

Investing activities
Expenditures for real estate and equipment	(7,214)	(12,975)
Proceeds received under environmental indemnification	–	1,250
Proceeds from sales of real estate	10,397	68,003
Increase in restricted cash escrows	(6,706)	(3,894)
Leasing costs	(6,304)	(4,171)
Distributions from unconsolidated entities, net	300	219
Net cash (used in) provided by investing activities	(9,527)	48,432

Financing activities
Financing costs	(1,107)	(676)
Proceeds from mortgages and notes payable	75,000	67,000
Repayment of mortgages and notes payable	(67,631)	(123,336)
Distributions to minority interests – operating partnership	(29,735)	–
Dividends paid to Series B-preferred shareholders	(20,250)	(4,500)
Dividends paid to common shareholder	(265)	–
Net cash used in financing activities	(43,988)	(61,512)
Net (decrease) increase in cash and cash equivalents	(55,462)	5,164
Cash and cash equivalents at beginning of period	71,731	32,608
Cash and cash equivalents at end of period	$16,269	$37,772

The following represents supplemental non-cash activity related to the Acquisition as a result of the new accounting basis for these assets:

Real estate	$62,741	$–
Investments in unconsolidated joint ventures	(105,190)	–
Other assets	(45,371)	–
Mortgage notes payable	10,630	–
Other liabilities	5,775	–
Minority interest	193,156	–
Conversion of common shares	(121,741)	–

See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 3, 2005.

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

We were organized in Maryland on July 21, 1997 and intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. our ("Operating Partnership") in exchange for preferred and common partnership interests.

Prior to the acquisition (the "Acquisition") of Prime Group Realty Trust (the "Company" or "PGRT") by an affiliate of The Lightstone Group LLC ("Lightstone"), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership issued at December 31, 2004. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares were based upon such distributions we received with respect to our common units and preferred units.

On June 28, 2005, our common shareholders approved our Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005 among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Cumulative Redeemable Preferred Shares (the "Series B Shares") remain outstanding after the completion of the Acquisition.

As a result of the Acquisition, Prime Office Company LLC ("Prime Office"), a subsidiary of Lightstone, owns 99.12% of the outstanding common units in the Operating Partnership at September 30, 2005. In addition, Prime Office owns all of our outstanding common shares and our Series B Preferred shares remain outstanding and continue to be publicly traded on the New York Stock Exchange. PGRT owns 0.88% of the outstanding common units and all of the outstanding preferred units in the Operating Partnership at September 30, 2005. Each preferred and common unit entitles the owners to receive distributions from the Operating Partnership. Distributions declared or paid to holders of the common shares and preferred shares are based upon such distributions received with respect to the common units and preferred units.

Accounting for the Acquisition

The Acquisition was at a purchase price of $7.25 per common share/unit and was structured in a manner that, after the Acquisition, results in Lightstone owning 236,483 common shares of PGRT and 26,488,389 limited partnership units of the Operating Partnership. As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The total purchase price for the Acquisition was $204.7 million, which included $10.9 million of transaction costs, in addition to the assumption of debt of $435.2 million and the Series B Preferred Shares fairly valued at $93.0 million. For accounting purposes, the total purchase price was reduced by the $30.0 million distribution to our common shareholder, which was paid out of acquired cash, (See Note 10 – Recent Developments to our Consolidated Financial Statements for further discussion) made after the Acquisition on July 5, 2005 and was accounted for as a reduction in Prime Office's investment in PGRT. The purchase price was allocated as follows, using the methods described below (dollars in thousands):

Total Purchase Price	$732,900
Common Share Distribution	(30,000)
Net purchase price	$702,900

Land	111,683
Building and improvements	357,745
Tenant Improvements	34,580
Furniture, fixtures and equipment	506
In-place lease value	33,642
Above/below-market lease value	27,849
Property under development	1,500
Deferred Costs	11,681
Investments in unconsolidated entities	119,486
Cash and cash equivalents	16,630
Restricted cash escrows	41,874
Other assets	9,118
Other liabilities	(52,764)
Fair value adjustment to debt	(10,630)
Total allocated purchase price	$702,900

The net assets at the date of the Acquisition, fairly valued as described below, exceeded the cost of the Acquisition resulting in negative goodwill of approximately $39.0 million, which was allocated on a pro rata basis to all of the acquired non-financial, non-current assets.

For accounting purposes in connection with the required revaluation of our balance sheet because of the Acquisition, the fair value of the real estate acquired by Lightstone pursuant to the Acquisition is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases, lease in-place value and the value of tenant relationships, based in each case on their fair values. Purchase accounting was applied to assets and liabilities related to the Acquisition based upon the fair value of interest acquired.

The fair value of the tangible assets of an acquired property (which includes land, buildings and tenant improvements) is determined by valuing the property as if it were vacant, based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using generally accepted methods. In addition, the fair value of our investment in joint ventures is determined by applying our ownership percentage to the new fair value of the property.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in whether to assign a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value, if assigned to this intangible asset, would be amortized over the average life of the relationship. Management after its review decided to assign no fair value to these relationships based on our current tenant mix.

The fair value of the fixed rate long-term debt of the acquired entity was determined by valuing the debt at present value amounts based on market comparisons to similar types of debt instruments having similar maturity.

This transaction was accounted for as a purchase, and consequently, results of operations reflect the new basis of accounting from the date of the Acquisition. The current allocation of the purchase price by Lightstone is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

Unaudited Pro Forma Statements

The unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 have been prepared as if the Acquisition had occurred on January 1, 2004.

The pro forma information is not necessarily indicative of what our results of operations would have been assuming the completion of the described transaction at the beginning of the periods indicated, nor does it purport to project our results of operations for any future period.

Pro Forma Condensed Consolidated

Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Total revenue	$23,688	$23,235	$69,692	$70,974
Net income	2,168	2,145	6,403	6,395
Net loss available to common shareholders	$(82)	$(105)	$(347)	$(355)
Net loss per common share – basic and diluted	(0.34)	–	(0.02)	(0.02)

3.	Mortgage Notes Payable
Description	Original Mortgage Note (1)	Historical Carrying Amount of Mortgage Notes Payable (2)	Fair Value Adjustment	Fair Value of Mortgage Notes Payable (3)	Maturity Date
	(dollars in thousands)

Fixed Rate Debt:
4343 Commerce Court	$13,100	$12,035	$607	$12,642	5/1/2008
1051 Kirk Road	3,411	3,134	130	3,264	5/1/2008
1600 167th Street	2,800	2,592	320	2,912	12/1/2009
740 Pasquilleni Drive	8,200	7,862	1,030	8,892	1/1/2010
7100 South Madison Avenue	3,908	3,748	476	4,224	5/1/2010
800 Jorie Boulevard	22,800	21,961	3,277	25,238	12/1/2010
2305 Enterprise Drive	6,000	5,758	634	6,392	3/1/2011
180 North LaSalle Street	67,000	65,612	(461)	65,151	2/1/2011
Total Fixed Rate Debt	$127,219	$122,702	$6,013	$128,715

Variable Rate Debt:
Continental Towers	75,000	75,000	-	75,000	5/1/2008
330 North Wabash Avenue	130,212	130,212	-	130,212	3/9/2006
330 North Wabash Avenue	64,788	64,788	-	64,788	3/9/2006
Total Variable Rate Debt	$270,000	$270,000	$-	$270,000

Total Mortgage Notes Payable	$397,219	$392,702	$6,013	$398,715

Liabilities Related to Properties Held for Sale
208 South LaSalle Street	$45,800	$42,112	$4,136	$46,248	4/11/2013

(1)	Total value of each loan at inception.
(2)	Total value of debt, as of September 30, 2005, owed to our lenders.
(3)	In accordance with our accounting for the Acquisition, this is the total amortized value of our debt adjusted to fair value.

4.   Interest Rate Protection Agreements

On September 30, 2005, our derivative instruments were reported at their fair value as other assets of $46,100. We incurred a total comprehensive gain of $2.2 million ($9.21 per weighted average common share) and a total comprehensive loss of $2.1 million ($0.09 per weighted average common share) for the three months ended September 30, 2005 and September 30, 2004, respectively. We incurred a total comprehensive loss of $17.4 million ($1.09 per weighted average common share) and a total comprehensive loss of $10.4 million ($0.44 per weighted average common share) for the nine months ended September 30, 2005 and September 30, 2004, respectively.

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

As of September 30, 2005, we have classified our 208 South LaSalle Street property, an 867,439 square foot office building located in Chicago, Illinois, as held for sale. On May 19, 2005, we entered into a purchase and sale agreement to sell the property to Prime/Mansur Investment Partners, LLC ("Prime/Mansur"). The closing of the sale remains subject to various conditions, including the receipt of necessary lender consents. Property held for sale at September 30, 2005 represents our historical cost basis as adjusted for fair value for certain assets related to this property (dollars in thousands):

Real estate, net	$47,790
Tenant receivables	150
Deferred rent receivables	131
Restricted cash escrows	2,306
Deferred costs, net	1,704
Other	7
Property held for sale	$52,088

In addition, certain liabilities related to this property at September 30, 2005 have also been reclassified (dollars in thousands):

Mortgage note payable	$46,248
Accrued interest payable	174
Accrued real estate taxes	4,242
Accrued tenant improvement allowances	568
Accounts payable and accrued expense	291
Below-market lease value, net	1,007
Other liabilities	1,607
Mortgage note payable and liabilities related to property held for sale	$54,137

8.	Discontinued Operations

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our September 30, 2005 interim financial statements and for all periods presented. Below is a summary of the results of operations for our 208 South LaSalle Street property, which was held for sale at September 30, 2005, and for our properties sold during 2004, which includes our industrial portfolio, consisting of 29 industrial properties, one office property and three land parcels sold in October and November 2004 and our 33 West Monroe Street property, sold in April 2004.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Rental revenue	$2,530	$5,461	$8,080	$18,358
Tenant reimbursements	1,802	2,660	5,609	9,291
Other property income	65	455	229	782
Total revenue	4,397	8,576	13,918	28,431

Property operations	1,456	2,748	4,389	9,208
Real estate taxes	822	1,166	2,131	5,837
Depreciation and amortization	–	519	833	5,308
Provision for asset impairment (1)	–	–	15,074	–
Interest:
Expense	702	1,780	2,363	5,806
Amortization of deferred financing costs	–	98	17	433
Total expenses	2,980	6,311	24,807	26,592

Income (loss) before (loss) gain on sales of real estate and minority interests	1,417	2,265	(10,889)	1,839
(Loss) gain on sales of real estate	(3)	(3)	706	53
Minority interests	(1,402)	(261)	(68)	(218)
Discontinued operations	$12	$2,001	$(10,251)	$1,674

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

9.	Debt Covenants

The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of September 30, 2005, we are in compliance with the requirements of all of these financial covenants.

10.	Recent Developments

On June 28, 2005 our common shareholders approved the Acquisition of the Company by an affiliate of Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition was closed pursuant to the terms of the previously announced agreement and plan of merger, dated as of February 17, 2005. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per share/unit were cancelled, and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remained outstanding after the completion of the Acquisition. See Note 2 –Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail.

Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to, and including, the entire third quarter of 2005.

In addition, after the closing of the Acquisition on July 1, 2005, our newly constituted board of trustees (see discussion below) declared a distribution to the holder (Prime Office, an affiliate of Lightstone) of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. For accounting purposes, this distribution, which was paid out of acquired cash, was recorded as a reduction of Prime Office's investment in us.

On July 1, 2005, in connection with the Acquisition, Mr. Jeffrey A. Patterson, our President and Chief Executive Officer, agreed to remain as a trustee. Messrs. Jacque Ducharme, Stephen Nardi, Christopher Nassetta, Douglas Crocker II, Ray D’Ardenne and Daniel Lupiani have been succeeded as our trustees by (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Michael Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each named as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each named as our independent trustees and members of our audit committee. Mr. Richard FitzPatrick resigned from his position as our Executive Vice President – Chief Financial Officer. In addition, in connection with the closing of the Acquisition, the employment of Mr. Roy P. Rendino, our Senior Vice President - Finance and Chief Accounting Officer, was terminated. Also in connection with the Acquisition, we paid approximately $3.7 million to certain employees related to change of control agreements, severance and discretionary bonuses. In addition, in connection with the closing of the Acquisition, we paid $141,250 to a former employee pursuant to his employment agreement.

On July 1, 2005, simultaneously with the closing of the Acquisition, we assumed the obligations under two employment agreements executed on June 1, 2005, and dated as of May 31, 2005, with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Executive Vice President, General Counsel and Secretary.

In connection with our option to buy a parking garage at 300 North LaSalle Street, Chicago, Illinois from the owner of the garage, an affiliate of The Prime Group, Inc. (an entity controlled by Michael W. Reschke, a former Chairman of our board of trustees and an affiliate of Prime/Mansur), we entered into a separate agreement with a potential third party buyer of the property (unrelated to Prime/Mansur or Mr. Reschke) providing that, among other things, we will terminate our option upon the receipt of $2.6 million from the potential buyer payable upon and in the event the potential buyer closes on the purchase of the parking garage. The option was fairly valued as an intangible asset as part of purchase accounting related to the Acquisition. On August 15, 2005, we received the $2.6 million from the buyer and terminated our option to buy the parking garage which resulted in no gain being recognized.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except for per share amounts):

	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004

Numerator:
Loss from continuing operations before minority interests	$(8,442)	$(5,818)	$(29,797)	$(17,120)
Minority interests	10,599	985	13,572	2,731
Net income allocated to preferred distributions	(2,250)	(2,250)	(6,750)	(6,750)
Loss before discontinued operations and (loss) gain on sales of real estate	(93)	(7,083)	(22,975)	(21,139)
Discontinued operations, net of minority interests	12	2,001	(10,251)	1,674
(Loss) gain on sales of real estate, net of minority interests	(1)	(17)	9,073	(96)
Net loss available to common shareholders	$(82)	$(5,099)	$(24,153)	$(19,561)

Denominator:
Weighted-average common shares	236,483	23,671,996	15,851,213	23,671,220
Effect of dilutive securities:
Employee stock options	–	–	–	–
Nonvested employee stock grants	–	–	–	–
Adjusted weighted-average common shares and assumed conversions	236,483	23,671,996	15,851,213	23,671,220

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.39)	$(0.30)	$(1.45)	$(0.89)
Discontinued operations, net of minority interests	0.05	0.08	(0.65)	0.06
(Loss) gain on sales of real estate, net of minority interests	–	–	0.57	–
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.34)	$(0.22)	$(1.53)	$(0.83)

In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted.

Options to purchase 1,124,983 of our common shares which were outstanding prior to the Acquisition, were excluded in the computation of diluted earnings available to common shares for the three and nine months ended September 30, 2004 because the effect would have been antidilutive.

We had nonvested stock grants of 9,375 shares outstanding prior to the Acquisition and during the three and nine months ended September 30, 2004 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Nonvested stock grants of 7,040 shares outstanding prior to the Acquisition for the nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

We had 3,076,586 weighted-average common units outstanding prior to the Acquisition during the three and nine months ended September 30, 2004 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

12.	Investments in Unconsolidated Joint Ventures

We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments which were fairly valued as a result of the Acquisition (See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail).

77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, LLC, which owns a 945,550 square foot office building located in Chicago, Illinois. Our interest at September 30, 2005 was $29.2 million and at December 31, 2004 was a deficit investment of $4.1 million (included in deficit investment in unconsolidated joint ventures). Our joint venture partner has a preferred ownership interest ($66.0 million preferred member’s share with a 9.5% cumulative preferred return) in this property. At September 30, 2005 we were current with respect to the 9.5% cumulative preferred return.

The following table summarizes our share of various items:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(dollars in thousands)

Operations	$(446)	$(433)	$409	$(1,815)
Distributions received	–		300	–
Loss reclassified into earnings from comprehensive income	–	801	–	2,595

The following table represents the condensed income statements of 77 West Wacker Drive, LLC on a historical basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(dollars in thousands)

Total revenue	$10,477	$10,357	$32,448	$31,330
Total expense	9,801	10,296	27,615	31,586
Net income (loss)	$676	$61	$4,833	$(256)

Bank One Center. We own a 30% subordinated common interest in Dearborn Center, LLC, which owns Bank One Center. Bank One Center is a 1,503,238 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at September 30, 2005 and December 31, 2004 was an equity investment of $83.5 million and $25.4 million, respectively (included in investments in unconsolidated joint ventures). During the nine month periods ended September 30, 2005 and 2004, distributions of $8.6 million and $8.0 million, respectively, to our partner exceeded the joint venture’s net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $2.3 million and $3.0 million (included in losses from investments in unconsolidated joint ventures) for the three month periods ended September 30, 2005 and 2004, respectively, and $9.3 million and $9.2 million, for the nine month periods ended September 30, 2005 and 2004, respectively, representing this allocation plus the actual net loss of the joint venture. This excludes the expense related to the management fee we earned on this property.

The following table represents the condensed income statements of Dearborn Center, LLC on a historical cost basis:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(dollars in thousands)

Total revenue	$11,695	$12,484	$36,808	$34,116
Total expense	11,098	12,845	37,432	35,375
Net income (loss)	$597	$(361)	$(624)	$(1,259)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, which owns four office buildings consisting of 383,509 square feet located in Phoenix, Arizona. Our interest at September 30, 2005 and December 31, 2004 was an equity investment of $4.0 million and $0.7 million (included in investments in unconsolidated joint ventures), respectively, and our share of the venture’s operations was a gain of $20,000 and $5,000 for the three months ended September 30, 2005 and 2004, respectively, and a gain of $60,000 and a loss of $243,000 for the nine months ended September 30, 2005 and 2004, respectively (included in losses from investments in unconsolidated joint ventures). We received no distribution for the nine month period ended September 30, 2005 and received a distribution of $0.2 million for the nine month period ended September 30, 2004. We have granted Prime/Mansur an option to purchase our interest for $4.0 million. On October 26, 2005, Prime/Mansur exercised its option to acquire our joint venture interest in Plumcor Thistle LLC, for $4.0 million. Concurrent with the exercising of this option, Prime/Mansur made a deposit of $80,000 as earnest money, which is being held by an escrow agent to be applied toward the purchase price. On August 29, 2005, we were notified of the execution of a sale agreement for three buildings at Thistle Landing by our joint venture partner. The sale took place in early November and we received a distribution relating to our interest of $3.9 million on November 7, 2005. In regards to our option to sell our joint venture interest to Prime/Mansur, any distributions that we receive prior to closing will be credited toward the purchase price.

In June 2005, the FASB ratified its consensus EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. We are currently evaluating the impact of the adoption of the provisions of EITF 04-05 on our financial position or results of operations.

13.	Stock Based Compensation

The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted. Under the fair value method of accounting per SFAS 123, additional compensation expense for the three and nine months ended September 30, 2005 and 2004 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three and nine months ended September 30, 2005 and 2004 related to options granted under Accounting Principles Board Opinion No. 25. In connection with the Acquisition, all outstanding options were either exchanged or cancelled, and in either case are no longer outstanding.

No new options have been granted. The unaudited pro-forma information is as follows (dollars in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(dollars in thousands)
Additional compensation expense that would have been recognized	$–	$10	$20	$30
Impact per common share basic and diluted	–	–	–	–
Net loss available to common shareholders	(82)	(5,109)	(24,173)	(19,591)
Net loss available per common share basic and diluted	(0.34)	(0.22)	(1.53)	(0.83)

14.	Commitments and Contingencies

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs described above. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in restricted cash with a corresponding liability included in other liabilities. At September 30, 2005, this escrow had a balance of $1.25 million plus interest of $21,000.

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

Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, a member of our board of trustees until July 1, 2005 ("NAC Contributors"), and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. As a result of the Acquisition by Prime Office, an affiliate of Lightstone, of all of the outstanding limited partnership interests in our Operating Partnership, as of July 1, 2005 we have no further obligations pursuant to these agreements, except for the $56,000 payment described in the following paragraph. Prior to July 1, 2005, under these agreements, our Operating Partnership was required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreements, our Operating Partnership indemnified the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covered these income taxes, interest and penalties and was required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

The percentage of the above tax liabilities, which our Operating Partnership was required to indemnify, was 30% for the taxable year ending on December 31, 2005, and declined an additional 10% each year thereafter until December 31, 2007. Our Operating Partnership was not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of substantially all of our industrial portfolio in 2004, we paid pursuant to this indemnity $2.7 million to the NAC Contributors during the second quarter of 2005. In addition, as a result of the sale of vacant land located in Libertyville, Illinois in 2005, we have a liability (included in other liabilities) under this indemnity in the amount of $56,000, payable to the NAC Contributors. As a result of the Acquisition by Lightstone on July 1, 2005, we no longer have any exposure under the tax indemnities with the NAC Contributors and the IBD Contributors, except for the $56,000 due in connection with the prior sale by us in 2005 of vacant land in Libertyville, Illinois. Further, any gain generated as a result of the transaction with Lightstone was excluded under the terms of the indemnity agreements.

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

However, if a legal opinion is obtained from independent tax counsel that the Indemnification Event "should" not trigger a Tax Event resulting in taxable income or gain to the Principals, no indemnity payment is immediately required. If the legal opinion obtained from independent tax counsel states that the Principals have a "reasonable basis" for reporting the Indemnification Event without including any taxable income or gain, no indemnity payment is immediately required. In either case, the indemnity payment would be required if a Tax Event occurred. However, if a "reasonable basis" opinion is received regarding an Indemnification Event and if our equity market capitalization is less than $400.0 million (but more than $200.0 million), we are required to deposit 50% of the total indemnity amount into an escrow in cash or in the form of a letter-of-credit. If (i) an Indemnification Event occurs and our equity market capitalization falls below $200.0 million for more than 30 consecutive trading days, or (ii) immediately after we sell or otherwise dispose of the lesser of $100.0 million or 33% of our gross assets within a twelve-month period (a "Trigger Disposition"), we desire to cause an Indemnification Event and our equity market capitalization is less than $200.0 million, then we will be required to deposit 100% of the total indemnity amount into the escrow. In addition, in the case of a Trigger Disposition and our equity market capitalization falls below $200.0 million, the Principals may acquire the general partnership interest in the limited partnership, which owns the property, for a nominal amount and may be able to prevent an Indemnification Event from occurring. The tax indemnity obligation expires January 5, 2013. We have not recorded any liability and estimate our maximum possible exposure pursuant to this indemnification agreement at September 30, 2005 is $53.2 million.

Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Bank One Center joint venture has with Citadel Investment Group, LLC ("Citadel"). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease (the "Citadel Reimbursement Obligation") for 161,488 square feet of space at the One North Wacker Drive office building located in downtown Chicago, Illinois.

We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro rata over the life of this sublease, of which $0.3 million has been received through September 30, 2005. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $61.4 million over the term of the lease. Although we have sold 70% of our investment in Bank One Center to a joint venture partner, we have retained 100% of this liability. Liabilities for leases assumed at September 30, 2005 and December 31, 2004 includes $5.8 million and $6.7 million, respectively, related to the Citadel Reimbursement Obligation, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with one of the subleases at One North Wacker Drive, we assumed two lease obligations at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.9 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $2.0 million, which reduced our gross rental obligation on the remaining lease to $0.6 million at September 30, 2005. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of September 30, 2005, this lease has a remaining estimated gross rental obligation of approximately $2.2 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.4 million and $1.7 million in liabilities for leases assumed at September 30, 2005 and December 31, 2004, respectively, representing an estimate of our net liability related to this obligation, which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at September 30, 2005 is approximately $2.0 million. Our obligation with respect to the first property ended on August 31, 2005, and our obligation with respect to the second property ends on November 30, 2006. In 2005 and 2004 we revised our leasing assumptions and recorded an additional gain (loss) on the sale of real estate of $0.5 million and ($0.1) million, for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, we have included approximately $0.5 million and $1.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including, the entire third quarter of 2005.

15.	Subsequent Events

On October 10, 2005, we received a notice from Prime/Mansur pursuant to the sale and purchase agreement we previously entered into with Prime/Mansur for the sale by us of 208 South LaSalle Street in Chicago, Illinois, exercising their first option to extend the closing date for thirty days. Prime/Mansur also has a second option to extend the closing date for thirty days that they could also exercise in the future. The closing of the transaction may not occur later than December 12, 2005, but remains subject to various conditions, including the receipt of lender consent.

On October 26, 2005, Prime/Mansur exercised its option to acquire our joint venture interest in Plumcor Thistle LLC, for $4.0 million. Concurrent with the exercising of the option, Prime/Mansur made a deposit of $80,000 in earnest money, which is being held by an escrow agent to be applied toward the purchase price.

On November 7, 2005, we received a distribution for our interests of the sale of three buildings at Thistle Landing by our joint venture partner. See Note 12 – Investments in Unconsolidated Joint Ventures to our Consolidated Financial Statements for further detail.

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

Our results reflect the general weakness in the office leasing market in the Chicago metropolitan area over the past several years. Because of this weakness in the leasing market, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings continue to come on line in the next few years, the additional supply may add to the challenge.

Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market.

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first, second and third quarters of 2005 and the last two quarters of 2004, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004

Wholly-owned Properties	82.5%	83.3%	84.3%	85.5%	86.4%

Unconsolidated Joint Venture Properties	80.3%	80.9%	81.3%	79.7%	79.2%

Critical Accounting Policies

Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, deferred tax asset accounting, assumed lease obligation accounting, provisions for asset impairment and capitalization of interest and other costs on development projects. During the third quarter of 2005, there were no material changes to our critical accounting policies other than the revaluation of our balance sheet to fair market value in connection with the Acquisition. See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail.

Results of Operations

Comparison of the three months ended September 30, 2005 to September 30, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change

Property revenues	$22,874	$23,505	$(631)	(2.7)%	%
Services Company revenues	814	817	(3)	(0.4)
Total revenues	23,688	24,322	(634)	(2.6)

Property operating expenses	12,491	10,466	2,025	19.3
Depreciation and amortization	9,540	4,834	4,706	97.4
General and administrative	1,383	2,507	(1,124)	(44.8)
Services Company operations	474	909	(435)	(47.9)
Severance costs	187	337	(150)	(44.5)
Strategic alternative costs	–	1,316	(1,316)	(100.0)
Total expenses	24,075	20,369	3,706	18.2
Operating (loss) income	(387)	3,953	(4,340)	(109.8)
Interest and other income	755	539	216	40.1
Loss from investments in unconsolidated joint ventures	(2,762)	(3,449)	687	19.9
Interest:
Expense	(6,529)	(6,418)	(111)	(1.7)
Amortization of deferred financing costs	–	(443)	443	100.0
Accretion of mortgage notes payable	481	–	481	–
Loss from continuing operations before minority interests	(8,442)	(5,818)	(2,624)	(45.1)
Minority interests	10,599	985	9,614	976.1
Income (loss) from continuing operations	2,157	(4,833)	6,990	144.6
Discontinued operations, net of minority interests	12	2,001	(1,989)	(99.4)
Income (loss) before loss on sales of real estate	2,169	(2,832)	5,001	176.6
Loss on sales of real estate, net of minority interest	(1)	(17)	16	94.1
Net income (loss)	$2,168	$(2,849)	$5,017	176.1%

Property Revenues. The decrease of $0.6 million in property revenues was primarily attributable to the amortization of the above-market and below-market lease values resulting from the Acquisition ($1.1 million) offset by reduced tenant reimbursements in 2004 as a result of reduced real estate taxes ($0.4 million). See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail.

Property Operating Expenses. The increase of $2.0 million in property operating expenses was primarily attributable to increases in real estate taxes due to a combination of increased assessed property values and tax rates ($1.2 million), parking lot repairs ($0.4 million), professional fees ($0.1 million), repairs & maintenance ($0.1 million) and leasing & marketing expenses ($0.1 million) at our properties.

Depreciation and Amortization. The increase of $4.7 million in depreciation and amortization was primarily attributable to the revaluation of our tangible and intangible assets as a result of the Acquisition. See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial

Statements for further detail. Of the total increase, $0.2 million was attributable to tenant improvements and leasing costs associated with the commencement of new leases.

General and Administrative. The decrease of $1.1 million in general and administrative expenses was primarily due to decreases in salaries and benefits as a result of a reduction in employees, lower legal costs and lower compliance fees which was the result of management's cost containment strategies.

Services Company Operations. The decrease of $0.4 million in our Services Company’s operating expenses was primarily due to a decrease in leasing commissions expense as a result of less leasing activity in the quarter compared to prior year.

Severance Costs. For 2005, we recorded severance costs of $0.2 million related to a reduction of corporate management and support staff.

Strategic Alternative Costs. The decrease of $1.3 million in strategic alternative costs is principally due to expenses incurred in 2004 of $0.4 million of professional fees in connection with our continuing review of strategic alternatives, and a miscellaneous receivable allowance reserve of $0.9 million in connection with a master lease obligation related to our former Chairman. In addition, certain expenses related to the Acquisition in 2005 were capitalized and included in the purchase price of the Acquisition.

Interest and Other Income. The increase of $0.2 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which was the result of an increase in average interest rates on debt from 1.4% in 2004 to 3.1% in 2005.

Loss From Investment in Unconsolidated Joint Ventures. The decrease of $0.7 million in loss from investments in unconsolidated joint ventures was primarily due to improvements in the results of our 77 West Wacker joint venture, primarily due to the termination of an interest rate collar in 2004.

Interest Expense. The increase of $0.1 million in interest expense was primarily due to an increase in weighted average interest rates from 5.4% in 2004 to 6.1% in 2005 on our variable rate debt.

Amortization of Deferred Financing Costs. The decrease of $0.4 million in amortization of deferred financing costs was primarily attributable to the revaluation of our intangible assets as a result of the Acquisition.

Accretion of Mortgage Notes Payable. The increase of $0.5 million is due to the amortization of the fair value adjustment to our mortgage notes payable, which was the result of purchase accounting for the Acquisition. See Note 3 – Mortgage Notes Payable to our Consolidated Financial Statements for further detail.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold or are held for sale. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which is held for sale as of September 30, 2005, our industrial properties, which were sold in October and November 2004, and our 33 West Monroe Street property, which was sold in April 2004. The decrease of $2.0 million was primarily attributable to a gain from operations associated with our industrial properties in 2004 ($1.6 million) and a change in minority interests ($1.1 million), offset by a reduction in depreciation and amortization related to our 208 South LaSalle Street property, which is no longer recorded since it has been classified as being held for sale ($0.5 million), and a decrease in real estate taxes for 2004 associated with our former 33 West Monroe Street property ($0.1 million).

Comparison of the nine months ended September 30, 2005 to September 30, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2005	2004	Increase/ (Decrease)	% Change

Property revenues	$69,059	$71,283	$(2,224)	(3.1)%
Services Company revenues	2,807	2,952	(145)	(4.9)
Total revenues	71,866	74,235	(2,369)	(3.2)

Property operating expenses	36,397	34,569	1,828	5.3
Depreciation and amortization	19,459	14,367	5,092	35.4
General and administrative	6,150	7,725	(1,575)	(20.4)
Services Company operations	2,943	2,944	(1)	–
Severance costs	363	337	26	7.7
Strategic alternative costs	10,288	1,316	8,972	681.8
Total expenses	75,600	61,258	14,342	23.4
Operating (loss) income	(3,734)	12,977	(16,711)	(128.8)
Interest and other income	2,080	1,542	538	34.9
Loss from investments in unconsolidated joint ventures	(8,786)	(11,297)	2,511	22.2
Interest:
Expense	(18,571)	(19,140)	569	3.0
Amortization of deferred financing costs	(1,267)	(1,202)	(65)	(5.4)
Accretion of mortgage notes payable	481	–	481	–
Loss from continuing operations before minority interests	(29,797)	(17,120)	(12,677)	(74.0)
Minority interests	13,572	2,731	10,841	397.0
Loss from continuing operations	(16,225)	(14,389)	(1,836)	(12.8)
Discontinued operations, net of minority interests	(10,251)	1,674	(11,925)	(712.4)
Loss before gain (loss) on sales of real estate	(26,476)	(12,715)	(13,761)	(108.2)
Gain (loss) on sales of real estate, net of minority interest	9,073	(96)	9,169	9,551.0
Net loss	$(17,403)	$(12,811)	$(4,592)	(35.8)%

Property Revenues. The decrease of $2.2 million in property revenues was primarily attributable to reduced occupancy ($0.8 million), the amortization of the above-market and below-market lease values resulting from the Acquisition ($1.1 million) and a lease termination fee received in 2004 ($0.3 million). See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail.

Services Company Revenues. The decrease of $0.1 million in Services Company revenues was primarily due to decreased leasing commission income ($0.5 million), which is partially offset by the revenue from the management of 77 West Wacker Drive previously managed by our Operating Partnership and included in interest and other income.

Property Operating Expenses. The increase of $1.8 million in property operating expenses was primarily attributable to an increase in real estate taxes due to a combination of increased assessed property values and tax rates ($0.8 million), parking lot repairs ($0.4 million), bad debt expense ($0.2 million), repairs & maintenance ($0.1 million), general & administrative expenses ($0.1 million), professional fees ($0.1 million) and leasing & marketing expenses ($0.1 million).

Depreciation and Amortization. The increase of $5.1 million in depreciation and amortization was primarily attributable to the revaluation of our tangible and intangible assets as a result of the Acquisition. (See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated

Financial Statements for further detail). Of the total increase, $0.7 million was attributable to tenant improvements and leasing costs associated with the commencement of new leases.

General and Administrative. The decrease of $1.6 million in general and administrative expenses was primarily due to a decrease in salaries and benefits ($0.6 million) as a result of a reduction in employees, lower legal costs ($0.6 million) and lower compliance fees ($0.3 million) which was the result of management's cost containment strategies.

Strategic Alternative Costs. The increase of $9.0 million in strategic alternative costs is primarily due to the settlement payment ($7.0 million) and legal fees associated with the Prime/Mansur litigation.

Loss From Investment in Unconsolidated Joint Ventures. The decrease of $2.5 million in loss from investments in unconsolidated joint ventures was primarily due to improvements in the results of our 77 West Wacker joint venture, primarily due to the termination of an interest rate collar in 2004.

Interest and Other Income. The increase of $0.5 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which is the result of an increase in our average interest rates on our debt from 1.1% in 2004 to 2.7% in 2005.

Interest Expense. The decrease of $0.6 million in interest expense was primarily due to lower debt balances due to the repayment of debt using proceeds from property sales partially offset by an increase in weighted average interest rates from 5.2% in 2004 to 5.8% in 2005 on our variable rate debt.

Amortization of Deferred Financing Costs. The increase of $0.1 million in amortization of deferred financing costs was primarily attributable to the write-off of unamortized fees upon the refinancing of the debt associated with our Continental Towers property in the second quarter of 2005 offset by the revaluation of the intangible assets as a result of the Acquisition. See Note 2 – Formation and Organization – Accounting for the Acquisition to our Consolidated Financial Statements for further detail.

Accretion of Mortgage Notes Payable. The increase of $0.5 million is due to the amortization of the fair value adjustment to our mortgage notes payable, which was the result of purchase accounting for the Acquisition. See Note 3 – Mortgage Notes Payable to our Consolidated Financial Statements for further detail.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold or are held for sale. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was held for sale as of September 30, 2005, our industrial properties, which were sold in October and November 2004, and our 33 West Monroe Street property, which was sold in April 2004. The decrease of $11.9 million from 2004 was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($15.1 million) and a gain from operations associated with our industrial properties in 2004 ($1.6 million), offset by a loss from operations associated with our former 33 West Monroe Street property in 2004 ($2.1 million), a reduction in depreciation and amortization related to our 208 South LaSalle Street property which has not been recorded since it was classified as being held for sale ($1.0 million), an increase in the gain on sale of our industrial portfolio upon finalization of our related obligation under the tax indemnity agreement with the NAC Contributors ($0.7 million), a lease termination fee ($0.6 million) associated with our 208 South LaSalle Street property, a reduction in depreciation and amortization related to our 208 South LaSalle Street property, a decrease in real estate taxes for 2004 associated with our former 33 West Monroe Street property ($0.4 million) and the accretion of the mortgage note payable associated with our 208 South LaSalle Street property ($0.1 million).

Gain (Loss) on Sales of Real Estate. The increase of $9.2 million in gain on sales of real estate is primarily due to a recognized gain of $9.8 million from the Bank One Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earnout we met under the joint venture agreement, net of minority interest.

Historical Cash Flows

	Nine Months Ended September 30
	2005	2004	$ Change	% Change
Operating Activities
Net loss	$(17,403)	$(12,811)	$(4,592)	(35.8)%
Amortization of above/below market lease value	1,087	–	1,087	–
Amortization of costs for leases assumed	194	216	(22)	(10.2)
Net equity in loss of unconsolidated investments	8,786	11,297	(2,511)	(22.2)
Depreciation and amortization	21,138	19,675	1,463	7.4
Provision for asset impairment	15,074	–	15,074	–
(Gain) loss on sales of real estate	(10,848)	43	(10,891)	(25,327.9)
Minority interests	(18,247)	(2,513)	(15,734)	(626.1)
Changes in operating assets and liabilities	(1,728)	2,337	(4,065)	(173.9)
Net cash (used in) provided by operating activities	$(1,947)	$18,244	$(20,191)	(110.7)%

Investing Activities
Expenditures for real estate and equipment	$(7,214)	$(12,975)	$5,761	44.4%
Proceeds received under environmental indemnification	–	1,250	(1,250)	(100.0)
Proceeds from sales of real estate	10,397	68,003	(57,606)	(84.7)
Leasing costs	(6,304)	(4,171)	(2,133)	(51.1)
Increase in restricted cash escrows	(6,706)	(3,894)	(2,812)	(72.2)
Distributions from unconsolidated entities	300	219	81	37.0
Net cash (used in) provided by investing activities	$(9,527)	$48,432	$(57,959)	(119.7)%

Financing Activities
Financing costs	$(1,107)	$(676)	$(431)	(63.8)%
Proceeds from mortgages and notes payable	75,000	67,000	8,000	11.9
Repayment of mortgages and notes payable	(67,631)	(123,336)	55,705	45.2
Distributions to minority interests – operating partnership	(29,735)	–	(29,735)	–
Dividends paid to Series B–preferred shareholders	(20,250)	(4,500)	(15,750)	(350.0)
Dividends paid to common shareholders	(265)	–	(265)	–
Net cash used in financing activities	$(43,988)	$(61,512)	$17,524	28.5%

Operating Activities. The $20.2 million decrease in net cash (used in) provided by operating activities from 2004 was primarily due to:

•	a $9.0 million increase in strategic alternative costs;
•	the loss of $5.2 million of income from operations in 2004 from our industrial properties which were sold in the fourth quarter of 2004;
•	a $4.1 million increase in payments of property operating expenses as compared to 2004;
•	a $2.7 million payment of tax indemnities to the NAC Contributors in 2005. See Note 14 – Commitments and Contingencies – Tax Indemnities to our Consolidated Financial Statements for further detail;
•	a $2.7 million increase in payments made related to other liabilities; and
•	a $1.3 million decrease in receipts related to prepaid rent.

This decrease was partially offset by:

•	a $1.6 million decrease in general and administrative expenses as a result of a reduction of employees;
•	a $1.5 million of loss from operations in 2004 from our 33 West Monroe Street Property which was sold in April 2004;
•	a $1.1 million refund in 2005 of real estate taxes paid in 2004 related to our former 33 West Monroe Street property; and
•	a $0.6 decrease in interest paid from 2004 due to the repayment of debt by utilizing the proceeds from property sales in 2004.

Investing Activities. The $58.0 million decrease in net cash (used in) provided by investing activities from 2004 was primarily due to:

•	$68.0 million of proceeds from the sale of our 33 West Monroe Street property in April 2004;
•

$2.8 million net change in restricted cash management escrow accounts associated with a decrease of $7.9 million of releases from restricted cash escrows associated with real estate taxes and leasing costs in 2005, primarily as a result of properties sold in 2004, partially offset with an increase of $5.2 million in releases from restricted cash escrows associated with monthly debt service, escrow requirements and general operating costs in 2005;

•	a $1.3 million payment in 2004 made under an environmental indemnification; and
•

an increase of $0.8 million of leasing costs, primarily as a result of greater leasing activities resulting in increased leasing commissions in 2005, mainly attributed to our Continental Towers location.

This decrease was partially offset by:

•	the $9.8 million distribution received from the Bank One Center joint venture in 2005;
•	a decrease of $5.8 million in expenditures for real estate and equipment primarily as the result of the sale of our former 33 West Monroe Street property in 2004; and
•	$0.6 million in proceeds from the sale of our Libertyville land parcel in 2005.

Financing Activities. The $17.5 million increase in net cash used in financing activities compared to 2004 was primarily due to:

•	a repayment of mortgage payable of $59.6 million secured by our former 33 West Monroe Street property with the proceeds from the sale of the property in April 2004;
•

net proceeds of $9.6 million from the conversion of our fixed rate debt to a variable rate position on our Continental Towers property in 2005, this increase was slightly offset by $1.1 million in financing fees incurred during this transaction; and

•	a $1.5 million decrease in total principal paydowns were made in 2005 compared to 2004.

This increase was partially offset by:

•	an additional payment of $29.7 million of distributions to the Operating Partnership were made in 2005 related to the Acquisition;
•	an additional payment of $15.8 million of dividends to the Series B Preferred shareholders was made in 2005 verses 2004;
•

net proceeds of $7.0 million from the refinancing of the mortgage loan for our 180 North LaSalle Street property in 2004, which increase was slightly offset by $0.7 million in financing fees incurred during this transaction; and

•	a dividend of $0.3 million was paid to our common shareholders in 2005.

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

In conjunction with the Acquisition which was completed on July 1, 2005, at which time we paid both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including the entire third quarter of 2005. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and board of trustees review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying dividends or distributions. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of any capital transactions, including refinancing and asset sales, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of trustees deems relevant.

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

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and other financial covenants. As of September 30, 2005, we are in compliance with the requirements of these financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At September 30, 2005, these accounts totaled $45.3 million. Of this amount, $17.7 million is for capital and tenant improvements, $9.3 million is for lease obligations, $12.5 million is for real estate taxes and insurance, $1.4 million is for depository accounts, $1.3 million is related to environmental remediation, and the remaining $3.1 million is reserved for various miscellaneous purposes.

The following tables disclose our contractual obligations and commercial commitments as of September 30, 2005:

	Payments Due by Year (dollars in thousands)
Contractual Obligations (A)	Total	2005	2006- 2007	2008- 2009	2010 and Thereafter
Mortgage notes payable (B)	$444,963	$1,057	$203,771	$100,334	$139,801
Operating lease obligations	3,512	221	787	445	2,059
Tenant improvement allowances (C)	10,771	10,771	–	–	–
Tax indemnifications (D)	56	–	56	–	–
Liabilities for leases assumed and lease reimbursement obligations (E)	7,679	865	3,088	2,244	1,482
Total contractual cash obligations	$466,981	$12,914	$207,702	$103,023	$143,342

(A) We anticipate funding these obligations from operations, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B) See Note 3 – Mortgage Notes Payable to our Consolidated Financial Statements for further detail on interest rates and other terms.

(C) We have escrows of $4.0 million that may be utilized to fund a portion of these obligations. In addition, our obligation includes $0.6 million related to our 208 South LaSalle property, which is held for sale as of September 30, 2005. See Note 7 – Property Held for Sale to our Consolidated Financial Statements for further detail.

(D)	As a result of the sale of one of our properties in 2005, we recorded a liability of $56,000 payable to the NAC Contributors.

(E) These obligations are offset by estimated receipts from subleasing the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $54.2 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $9.3 million to fund a portion of this contractual amount.

		Amount of Commitment Expiration Per Year (dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2005	2006- 2007	2008- 2009	2010 and Thereafter
Guarantees (A)	$4,406	$150	$1,200	$1,200	$1,856
Unconsolidated joint ventures (B)	164,000	316	4,348	4,812	154,524
Tax indemnifications (C)	53,200	(C)	(C)	(C)	(C)
Series B Shares (D)	(D)	2,250	18,000	18,000	(D)
Total commercial commitments	$221,606	$2,716	$23,548	$24,012	$156,380

(A)

This represents a guarantee for $4.4 million to ensure certain tenant improvement and leasing commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

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

In addition, we have a 23.1% interest in a real estate venture, accounted for using the equity method, which owns an office property in Phoenix, Arizona. While we are not a guarantor or responsible party, the joint venture has a $24.1 million loan secured by the property. Due to our passive minority interest and the fact that we do not manage the property, we have not included any amounts related to this loan in the foregoing table.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $53.2 million if all remaining indemnity properties had been sold as of September 30, 2005. Gain generated as a result of the transaction was excluded under the terms of the indemnity agreements. See Note 14 – Commitments and Contingencies to our Consolidated Financial Statements for further discussion of these indemnities.

(D)

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Preferred Shares remain outstanding. In connection with the closing on July 1, 2005 of our merger with an affiliate of Lightstone, the record date for certain of our previously declared conditional dividends on our Series B Shares was fixed. Accordingly, we funded on July 1, 2005 both (i) one quarterly distribution of $0.5625 per share on the our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including, the entire third quarter of 2005.

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

Common Shares. After the closing of the merger with Lightstone on July 1, 2005, our board of trustees declared a distribution to the holder (an affiliate of Lightstone) of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. For accounting purposes, this distribution was recorded as a reduction of Prime Office's investment in us.

With respect to the payment of the distributions referred to above, there can be no assurance as to the timing and amounts of any future distributions on our Series B Shares or our common shares, and the payment of these distributions at this time should not be construed to convey any degree of certainty with respect to future distribution payments. Management and our board of trustees review our cash position and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions.

Indebtedness. The amortized fair value of our mortgage notes payable at September 30, 2005 was $445.0 million compared to the carrying value of $434.8 million. In addition, the amortized fair value of our mortgage notes payable related to properties held for sale at September 30, 2005 was $46.2 million compared to the carrying value of $42.1 million. The fair value indebtedness had a weighted average maturity of 2.81 years and bore interest at a weighted average interest rate of 6.58% per annum, compared to carrying amounts of 2.74 years and 6.54% per annum, respectively. At September 30, 2005, $175.0 million or 39.0%, of our fair value debt bore interest at a fixed rate and $270.0 million, or 61.0% of such indebtedness bore interest variable rates. This is compared to the carrying amounts of $164.8 million or 38.0% and $270.0 or 62.0%, respectively. All of our variable rate debt covenants were subject to interest rate cap agreements.

Interest Rate Protection Agreements. We have entered into interest rate cap agreements for the loans (first mortgage and mezzanine) associated with IBM Plaza and Continental Towers. The IBM Plaza loans had a notional amount as of September 30, 2005 of $195.0 million and a capped LIBOR rate of 6.6% that expires on March 15, 2006. The Continental Towers loan had a notional amount as of September 30, 2005 of $75.0 million and a capped LIBOR rate of 6.5% that expires on May 1, 2008.

No amounts were received under the terms of any interest rate protection agreements in the nine months ended September 30, 2005 or 2004.

Debt Repayments. Scheduled principal payments were made on various loans bringing the total debt repaid for the three months ended September 30, 2005 to $0.5 million.

Off–Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, we are not involved in any unconsolidated SPE transactions.

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

The following table represents the unaudited GAAP Reconciliation of Net Loss to Funds from Operations for the three and nine months ended September 30, 2005 and 2004 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income (loss) (1)	$2,168	$(2,849)	$(17,403)	$(12,811)
Adjustments to reconcile to Funds from Operations available to common shareholders:
Real estate depreciation and amortization(2)	8,998	4,511	18,265	13,377
Amortization of costs for leases assumed	56	72	194	216
Joint venture adjustments	3,526	4,487	12,618	13,365
Loss (gain) on sale of operating property, net of minority interests	1	15	(9,073)	85
Adjustment for discontinued operations:
Real estate depreciation and amortization (3)	–	519	833	5,308
Loss (gain) on sale (included in discontinued operations)	3	3	(706)	(53)
Minority interests	1,402	261	68	218
Minority interests	(10,599)	(985)	(13,572)	(2,731)
Funds from Operations (1)	5,555	6,034	(8,776)	16,974
Income allocated to preferred shareholders	(2,250)	(2,250)	(6,750)	(6,750)
Funds from Operations available to common shareholders	$3,305	$3,784	$(15,526)	$10,224

FFO available to common share/unit holders per share/unit of beneficial interest:
Basic and Diluted	$0.12	$0.14	$(0.58)	$0.38

Weighted average shares/units of beneficial interest:
Common shares	236	23,672	15,851	23,671
Nonvested employee stock grants	–	9	4	7
Operating Partnership units	26,488	3,076	10,880	3,076
Basic	26,724	26,757	26,735	26,754

Common shares	236	23,672	15,851	23,671
Nonvested employee stock grants	–	9	4	7
Employee stock options	–	8	19	12
Operating Partnership units	26,488	3,076	10,880	3,076
Diluted	26,724	26,765	26,754	26,766

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

(2)

Depreciation and amortization expense for the three months and nine months ended September 30, 2005 increased $4.5 million and $4.9 million, respectively, due to the increase in the value of real estate assets as a result of purchase accounting related to the Acquisition.

(3)

The real estate depreciation and amortization for discontinued operations for the nine months ended September 30, 2005 relates to our 208 South LaSalle Street property held for sale. The real estate depreciation and amortization for discontinued operations for the three and nine months ended September 30, 2004 relates to the 208 South LaSalle Street property held for sale, the 33 West Monroe Street property that was sold April 16, 2004 and the industrial portfolio sold in October and November 2004.

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

As of September 30, 2005, $270.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our derivative financial instrument and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2005. For the interest rate protection agreements, the table presents the notional amounts entered into and the cap rates.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in Millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – Fair Value	$1.1	$4.3	$4.5	$18.7	$6.6	$139.8	$175.0
Weighted-average interest rate – Fair Value	7.46%	7.46%	7.44%	7.24%	7.89%	6.90%

Fixed rate amount – Carrying Value	$0.6	$2.4	$2.5	$17.0	$5.0	$137.3	$164.8
Weighted-average interest rate – Carrying Value	6.68%	6.89%	6.90%	7.13%	7.74%	6.88%

Variable rate amount (2)	$–	$195.0	–	$75.0	–	–	$270.0
Weighted-average interest rate	–	6.62%	–	5.50%	–	–

Interest rate cap agreement (3):
Notional amount	$–	$195.0	–	$75.0	–	–	$270.0
Cap rate	–	6.60%	–	6.50%	–	–

(1)

Based upon the rates in effect at September 30, 2005, the weighted-average interest rates on the fair value of our mortgage notes payable was 6.58%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (subject to our interest rate protection agreements) would increase by $2.70 million. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.75%. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 8.25%.

(2)	The $195.0 million IBM Plaza loan has two extension options allowing the maturity date of the loan to be extended to March 9, 2007 and March 9, 2008.

(3)

In March 2003, we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our IBM Plaza property. See (1) above for additional information on the $75.0 million loan which is collateralized by our Continental Towers property and contains a 6.5% LIBOR rate cap provision.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits
(a)	Exhibits:

10.1

Amended and Restated Employment Agreement by and between Prime Office Company, LLC and Jeffrey A. Patterson dated as of May 31 2005, as amended by that certain letter agreement dated June 29, 2005 and assumed by Prime Group Realty Trust on July 1, 2005.

10.2	Employment Agreement by and between Prime Office Company, LLC and James F Hoffman dated as of May 31, 2005 and assumed by Prime Group Realty Trust on July 1, 2005.
10.3	Employment Agreement by and between Prime Group Realty Trust, Prime Group Realty, LP and Daniel J. Nikitas dated August 31, 2005.
31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: November 8, 2005	/s/ Jeffrey A. Patterson Jeffrey A. Patterson President and Chief Executive Officer (Duly Authorized Officer )