Form 10-K
period 2005-12-31
PRIME GROUP REALTY TRUST
filed 2006-03-16
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13589

PRIME GROUP REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 77 West Wacker Drive, Suite 3900, Chicago, Illinois (Address of principal executive offices)	36-4173047 (I.R.S. Employer Identification No.) 60601 (Zip Code)

(312) 917-1300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Series B – Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. __ Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __ Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer __ Accelerated Filer X Non-Accelerated Filer__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

__Yes	X	No

The aggregate market value of the registrant’s common shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $170,740,625 based on the per share closing price on the New York Stock Exchange for such shares on June 30, 2005.

The number of the registrant’s common shares outstanding was 236,483 as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees ("Board") as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2005.

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

PART I

ITEM 1. BUSINESS

Background and General

We are a fully-integrated, self-administered, and self-managed real estate investment trust ("REIT") which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet (see the "Properties" section for detailed information concerning the individual properties). All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we own 6.3 acres of developable land. We also have three joint venture interests in office properties containing an aggregate of 2.6 million net rentable square feet.

Our three joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consist of a 50.0% common interest in a joint venture which owns the 945,792 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois, a 30.0% subordinated common interest in a joint venture which owns the 1,508,068 square foot Citadel Center (formerly known as Bank One Center or Dearborn Center) office building located at 131 South Dearborn Street, Chicago, Illinois, and a 23.1% common interest in a joint venture that owns a 101,006 square foot office building located in Phoenix, Arizona.

We were organized in Maryland on July 21, 1997 as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our "Operating Partnership") in exchange for common and preferred partnership interests.

Prior to our acquisition (the "Acquisition") by an affiliate of The Lightstone Group, LLC ("Lightstone"), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares were based upon such distributions we received with respect to our common units and preferred units.

On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Cumulative Redeemable Preferred Shares (the "Series B Shares") remain outstanding after the completion of the Acquisition.

As a result of the Acquisition, Prime Office Company LLC ("Prime Office"), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the "Company" or "PGRT") owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units in the Operating Partnership.

As a result of the closing on December 30, 2005 of a loan from IPC Investments Holding Canada Inc. ("IPC Lender") to an affiliate of the Company, an affiliate of IPC Lender and subject to certain conditions having been met, IPC Prime Equity, LLC ("IPC Equity") will own a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Recent Developments for more detailed information regarding this loan.

Each preferred and common unit of the Operating Partnership entitles the owners to receive distributions from the Operating Partnership. Distributions declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we will not be subject to federal income tax at the corporate level on our income as long as we distribute 90.0% of our taxable income (excluding any net capital gain) each year to our shareholders. Since our inception, we believe that we have complied with the tax rules and regulations to maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we are subject to certain state and local taxes on our income and property. In addition, our Services Company’s income is subject to state and federal income taxation.

Business Strategy

Our business strategy is to operate our portfolio of properties to create the optimum level of service and value to our tenants, to retain our existing tenant base as their leases expire, to search for and identify prospective tenants for space in our properties which is unoccupied or is subject to expiring leases and to create maximum portfolio value for our shareholder.

Ongoing Operations. Our primary business is to focus on the operation, leasing and management of our existing real estate properties.

We strive to enhance our property-level net operating income and cash flow by:

•	engaging in pro-active leasing programs and effective property management;
•	managing operating expenses through the use of in-house management expertise;
•	maintaining and developing long-term relationships with a diverse tenant group;
•	attracting and retaining motivated employees by providing financial and other incentives; and
•	emphasizing value-added capital improvements to maintain and enhance our properties’ competitive advantages in their submarkets.

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

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. See Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information regarding distributions on our common shares and our Series B Shares dividends.

For a discussion of recent transactions which affect our liquidity and capital resources, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. In 2006, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of December 31, 2005, we are in compliance with the requirements of all of our financial covenants.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing at interest rates that are below the rates of current return on our properties.

Acquisition and Development Activity. We may pursue selective property acquisitions.

Recent Developments

Dispositions. During the period from January 1, 2005 through December 31, 2005, we sold the following operating property and parcel of land.

Property	Location	Net Rentable Square Feet/Acres	Sales Price (in millions)		Mortgage Debt (in millions)	Month Sold

Sold
Office:
208 S. LaSalle Street (1)	Chicago, IL	865,655	$44.0		$41.9	December

Land:
Libertyville (2)	Libertyville, IL	3.0	$0.7	$	−	February

(1)

On December 9, 2005, the previously announced sale of our 208 South LaSalle Street property to Prime/Mansur Investment Partners, LLC ("Prime/Mansur"), an entity controlled by E. Barry Mansur and including Michael W. Reschke, a former Chairman and a former member of our Board, was completed. We sold this property for a gross sales price of $44.0 million minus certain agreed upon closing prorations, including the assumption of the existing debt of $41.9 million on the property. After closing prorations and costs we received approximately $0.5 million in net proceeds from the sale. During the second quarter of 2005, we had recorded an asset impairment charge of $15.1 million related to this property. As a result of the revaluation of our balance sheet to fair value due to the Acquisition (See Note 1 – Summary of Significant Accounting Policies – Accounting for the Acquisition to our Consolidated Financial Statements for further detail), no gain or loss was recorded on this sale.

(2)	Net proceeds from the sale of this property were $0.7 million and the property was unencumbered. A loss of $61,000 was recorded in gain (loss) on sales of real estate.

Indebtedness. During 2005, we completed the following transactions with respect to our indebtedness:

Collateral	Type of Loan	Loan Principal Amount (in millions)	Interest Rate	Transaction Date	Original Maturity Date

New Indebtedness
Continental Towers	First Mortgage	$75.0	LIBOR + 1.75%	5/05	5/08
Citadel Center	Mezzanine	55.0	12.00%	12/05	4/10

Indebtedness Retirement
Continental Towers	First Mortgage	$65.4	7.22%	5/05	5/13
208 S. LaSalle Street	First Mortgage	$41.9	7.79%	12/05	4/13

Principal Payments
Amortization	Various	$2.8	Various	Various	Various

On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.3%. During the loan refinancing, we received $4.0 million in loan proceeds and $4.9 million was funded into escrow ($3.5 million in a leasing escrow and $1.4 million in a tax escrow).

In conjunction with the sale of our 208 South LaSalle Street property discussed above, Prime/Mansur assumed the existing $41.9 million first mortgage held on the building and certain agreed upon closing prorations.

On December 30, 2005, our subsidiary, Prime Dearborn Equity LLC ("Prime Dearborn") entered into a $55.0 million mezzanine loan agreement associated with Citadel Center. This loan is collateralized with a pledge by Prime Dearborn of its right to distributions from the joint venture, Dearborn Center, L.L.C. (the "Dearborn JV"), owning Citadel Center, and a pledge by our Operating Partnership of its rights to management and leasing fees in connection with the management of the property. This loan contained a 2.0% origination fee, matures April 5, 2010 and has an annual interest rate of 12.0% payable to the extent of available cash flow, with minimum payments of 8.0% the first year of the loan and increasing by 50 basis points each year thereafter, to a maximum of 12.0%. In addition to the repayment of the loan, the lender, IPC Investments Holding Canada Inc. ("IPC Lender"), is entitled to a 12.0% look-back internal rate of return upon the maturity of the loan. An affiliate of IPC Lender, IPC Prime Equity, LLC ("IPC Equity"), received a membership interest in Prime Dearborn from which IPC Equity will be entitled to receive 10.0% of any net sales proceeds in excess of $50.0 million from Prime Dearborn’s interest in the Dearborn JV. IPC Equity has also been granted a right of first offer in certain circumstances to purchase Prime Dearborn’s interest in the Dearborn JV in the event Prime Dearborn determines to sell such interest. IPC Equity also received a membership interest in Prime Office. In connection with this membership interest, and subject to certain conditions having been met, IPC Equity will own a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership. In the event that Prime Dearborn repays all or a portion of the loan before the first anniversary of the loan, IPC Lender shall have the option to use the proceeds of such repayment to purchase up to 33.3% of the membership interests in Prime Office.

Shareholders and Board of Trustees Developments. On February 28, 2005, our Board increased its size from six to seven members and elected Mr. Jeffrey A. Patterson, our President and Chief Executive Officer, to fill the newly created position on the Board.

On July 1, 2005, in connection with the Acquisition, Mr. Patterson agreed to remain as a trustee and as President and Chief Executive Officer. Messrs. Jacque Ducharme, Stephen Nardi, Christopher Nassetta, Douglas Crocker II, Ray D’Ardenne and Daniel Lupiani resigned as trustees and have been succeeded by (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Michael Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were named as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were named as independent trustees and members of our audit committee.

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

Services Company

We provide certain services requested by tenants through our Services Company. As a Taxable REIT Subsidiary, our Services Company can provide services to tenants of our properties, even if these services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from the properties to be treated as other than rents from real property by the Internal Revenue Service under the Code. Our Services Company provides leasing and property management services to the unconsolidated joint ventures that own the Citadel Center and 77 West Wacker Drive office properties.

Government Regulations

Environmental Matters. Phase I or similar environmental assessments have been performed by independent environmental consultants on all of our properties. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2005, this escrow had a balance of $1.25 million plus interest of $27,326.

In November 2001, at the request of the Department of the Army of the United States of America (the "DOA"), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene ("TCE") emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised us that the United States Environmental Protection Agency (the "EPA") has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.

Our IBM Plaza office property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in IBM Plaza is not friable and no remediation of the asbestos is necessary.

We believe that our other properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our other properties. None of the environmental assessments of our properties have revealed any environmental liability that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. Nonetheless, it is possible that our assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by tenants, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our financial condition could be further adversely affected.

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

On March 22, 2005, we obtained new property insurance policies consisting of (i) a primary policy covering the first $150.0 million of physical damage to the properties in our portfolio (the "primary policy") and (ii) several layers of excess property insurance in an aggregate amount of $400.0 million covering physical property damages to our properties in excess of our primary policy (the "excess policies"). Our primary policy and excess policies include insurance for acts of terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.

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

Employees

As of December 31, 2005, we had approximately 108 full-time employees. We believe that our relations with our employees are satisfactory.

Available Information

We make available, free of charge, on our Internet website,www.pgrt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with the United States Securities and Exchange Commission. Copies of our governance guidelines, code of ethics and the charter of our audit committee is also available, free of charge, on our Internet website, and are available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations, 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601.

ITEM 1A. RISK FACTORS

Investment in us presents risks. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected. Some statements in the following risk factors discussion, constitute "forward-looking statements." Please refer to the section above entitled "Forward-Looking Statements."

Our properties depend upon the Chicago metropolitan area economy and its demand for office space.

With the exception of our joint venture interest in a building in Phoenix, Arizona, all of our properties are located in the Chicago metropolitan area, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Chicago metropolitan area, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. We are also subject to adverse developments in the national and Chicago regional office space markets, such as oversupply of or reduced demand for office space. Any adverse economic or real estate developments in the Chicago metropolitan area, or any decrease in demand for office space, including those resulting from Chicago’s or Illinois’ regulatory environment, business climate or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2005, leases representing 4.0% of the annual base rent we receive for the properties in our portfolio will expire in 2006. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder would be adversely affected.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our ability to pay distributions to holders of Series B Shares and our common shareholder depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduction in demand for office space;

•	inability to collect rent from tenants;
•	vacancies or our inability to rent space on favorable terms;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•	costs of complying with changes in governmental regulations;
•	the relative illiquidity of real estate investments; and
•	changing submarket demographics.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder.

We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

There are a number of office real estate companies that compete with us in seeking prospective tenants. All of our properties are located in developed areas where there are generally other properties of the same type and quality. Competition from other office properties may affect our ability to attract and retain tenants and maintain or increase rental rates, particularly in light of the higher vacancy rates of many competing properties which may result in lower-priced space being available in such properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay distributions to holders of Series B Shares and our common shareholder may be adversely affected.

Our debt level reduces cash available for operations, capital expenditures and distributions to our holders of our Series B Shares and our common shareholder, and may expose us to the risk of default under our debt obligations.

As of December 31, 2005, our total consolidated indebtedness was approximately $453.0 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fund necessary capital expenditures or to pay the distributions necessary to maintain our REIT qualification. Our relatively high level of debt and the limitations imposed on us by our loan agreements could have significant adverse consequences to us, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our existing or future indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;
•	because a portion of our debt bears interest at variable rates, increases in interest rates could increase our interest expense;
•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•	we may violate restrictive covenants in our loan agreements, which would entitle the lenders to accelerate our debt obligations; and
•	our default under any one of our mortgage loans with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of our Series B Shares and our common shareholder could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Covenants in our debt instruments could adversely affect our financial condition and restrict our range of operating activities.

The loan documents evidencing our loans contain certain covenants with our lenders, which include minimum ratios for debt service coverage, minimum net worth levels and numerous other financial covenants affecting us and certain of our properties. These covenants could limit our flexibility in conducting our operations and create the risk of a default on our indebtedness if we cannot continue to satisfy them. In addition, these covenants could limit our ability, without the prior consent of the appropriate lender, to further mortgage our properties. If we fail to comply with any of these covenants and are not able to get a waiver from the relevant lender, we will be in default under the relevant loan and any other loans which may be cross-defaulted with such loan. If this occurs, the relevant lenders may foreclose on our properties that secure the loans, pursue us or our affiliates for any portion of the debt which is recourse and could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder.

The average daily trading volume of our Series B Shares is relatively small, thus making it difficult to buy or sell significant numbers of shares without affecting the market price.

Our common shares are not publicly traded, and our Series B Shares are traded on the New York Stock Exchange ("NYSE"). However, based on the recent historical average daily trading volume of our Series B Shares, the acquisition or sale of a significant number of our Series B Shares on the NYSE will in most cases affect the market price of the Series B Shares, thus making it difficult or impossible to buy or sell large numbers of shares at or near the market price in effect immediately prior to any such purchase or sale. In addition, because the purchase or sale of relatively small numbers of shares may significantly impact the price of the Series B

Shares, significant fluctuations in trading volume and price variations may occur, which may be unrelated to our operating performance.

The Lightstone Group controls us, and will continue to control us, as long as one or more of its affiliates own a majority of our common shares.

The Lightstone Group, through its subsidiary, Prime Office, beneficially owns all of our outstanding common shares. Our Board currently consists of seven trustees, of which three qualify as "independent" under NYSE rules. As long as The Lightstone Group beneficially owns a majority of our outstanding common shares, The Lightstone Group will continue to be able to elect all of the members of our Board. As a result, The Lightstone Group will control all matters affecting us, including (i) the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers, (ii) any determinations with respect to mergers or other business combinations, (iii) our acquisition or disposition of assets, (iv) our corporate finance activities and (v) the payment of distributions on our common shares and Series B Shares.

The Lightstone Group and its designees on our Board may have interests that conflict with our interests.

The Lightstone Group and its designees on our Board may have interests that conflict with, or are different from, our own and/or holders of our Series B Shares. Conflicts of interest between The Lightstone Group and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us and/or holders of Series B Shares, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, dividends on our common shares and Series B Shares and the exercise by The Lightstone Group of its ability to control our management and affairs. Our organizational documents do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interests, or to ensure that potential business opportunities that may become available to both The Lightstone Group and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

We may sell or acquire additional assets which could adversely affect our operations and financial results.

We may sell or acquire real estate or acquire other real estate related companies when we believe a sale or acquisition is consistent with our business strategies. However, we may not be successful in completing a desired sale or acquisition in a timely manner or pursuant to terms that are favorable to us. Real estate investments may be, depending on market conditions, relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio in response to changes in economic or other conditions. If we do complete an acquisition, we may not succeed in leasing any newly acquired properties at rental rates or upon other terms sufficient to cover the costs of acquisition and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other important matters. We may also abandon acquisition or sale opportunities prior to completion and consequently fail to recover expenses already incurred and have thus devoted significant amounts of management time to a matter not consummated. Furthermore, future acquisitions may expose us to significant additional liabilities, some of which we may not be aware of at the time of acquisition. If and when we do complete a sale, we may not succeed in selling it for a price or on other terms favorable to us.

The redevelopment of certain of our existing properties and any future development we may undertake could be costly and involve substantial risk.

As part of our operating strategy, (i) we may redevelop certain of our existing properties to upgrade the quality of an asset and/or change its use and (ii) we may acquire land for development or construct improvements on land we currently own. Developing and redeveloping real estate contains numerous risks, which may adversely affect our ability to make distributions to holders of our Series B Shares and our common shareholder. These risks include the risks that (i) financing and/or equity for development and redevelopment projects may not be available on favorable terms, (ii) long-term financing to refinance any short-term construction financing may not be available upon the completion of a project, (iii) the failure to complete construction of a project on schedule or within budget may increase debt service expenses and construction costs, and (iv) we may be unable to find interested users to acquire or lease space in a project after its completion, thus making it difficult or impossible for us to recoup our investment or refinance our indebtedness on the project. We may also abandon redevelopment or development projects prior to the commencement or completion or construction and (a) consequently fail to recover expenses already incurred and (b) have thus devoted significant amounts of management time to a project which was not completed.

Only our Series B Shares are listed on the NYSE and, therefore, we are entitled to rely on exemptions from certain corporate governance requirements.

Only our Series B Shares are listed on the NYSE. Under the NYSE rules, a company which only lists preferred shares or debt is not required to comply with certain of the NYSE corporate governance requirements, including (1) the requirement that a majority of the board of directors of a listed company consist of independent directors, (2) the requirement that a listed company have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that a listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing these exemptions as they relate to our Board. As a result, we do not have a majority of independent trustees, nor do we have nominating and corporate governance and compensation committees. Accordingly, the holders of Series B Shares and our common shareholder may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We depend on significant tenants.

As of December 31, 2005, the five largest tenants in our portfolio represented approximately 37.4% of the total annualized rent generated by our properties (including joint ventures). Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or result in their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs attempting to protect our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owned under the lease. Even so, our claim for unpaid rent would likely not be paid in full.

Our financial condition and results of operations could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

There can be no assurance that we will be able to pay or maintain cash distributions to holders of Series B Shares or our common shareholder.

Due to a number of factors, including our capital resources, heavy debt load and requirements in our operating environment, our Board decided not to pay a distribution on our common shares and units beginning with the last quarter 2001 and continuing during 2002, 2003, 2004 and 2005 through to the date of the Acquisition. Further in April 2002, our Board decided to suspend the declaration and payment of dividends on our Series B Shares. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October of 2004 and January and April 2005. Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to, and including, the entire third quarter of 2005.

After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. In addition, our Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per unit/share and having a record date of February 9, 2006 and a payment date of February 10, 2006. On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2005 dividend period. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend has a record date of March 31, 2006 and a payment date of April 28, 2006. Dividends paid on our Series B Shares have been determined to be a return of capital to shareholders. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the first quarter 2006 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

Our management and Board review our cash position, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future distributions on our common shares and/or preferred shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Distributions on our common shares and common units are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

We own three joint venture interests and in the future we may co-invest with, or sell interests in our existing properties to, third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and the joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort principally on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Tax indemnification obligations in the event that we sell a certain property could limit our operating flexibility.

We agreed to indemnify the limited partner of the limited partnership that owns a property encumbered by a mortgage note we hold against specified adverse tax consequences that may result from the refinancing, sale, foreclosure or certain other actions that may be taken with respect to the property or the related mortgage note. If our tax indemnification obligations were to be triggered under this agreement, we would be required to reimburse the covered party for the effects of, or a portion of the effects of, the resulting tax consequences to this party. Subsequent to December 31, 2005, we restructured these obligations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Continental Towers Refinancing for further discussion.

Failure to qualify as a REIT would have significant adverse consequences to us.

We operate our business so as to qualify as a REIT under the Code. Although our management believes that we are organized and operate in such a manner, no assurance can be given that we will continue to be able to operate in a manner so as to qualify or remain so qualified. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for operations, capital improvements and distributions to holders of Series B Shares and our common shareholder for each of the years involved because:

•	we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to holders of Series B Shares and our common shareholder, and all distributions to such shareholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to raise capital, and would adversely affect the value of our common shares.

Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as "rents from real property." Also, we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

Even if we qualify as and maintain our status as a REIT, we may be subject to certain federal, state and local taxes on our income and property. For example, if we were to generate net income from a "prohibited transaction," such income will be subject to a 100.0% tax.

We are required to evaluate the internal controls over our financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from that evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the stock price of our Series B Shares and the value of our common shares.

We are required to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities Exchange Commission, which include the requirement that we prepare a report on our internal controls over financial reporting. This report must contain an assessment of the effectiveness of our internal controls as of December 31, 2005. We must disclose any material weaknesses in our internal controls over financial reporting that were identified by us. Our independent auditors are also required to opine on their assessment of our internal controls. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent auditors are unable to give us an satisfactory opinion on the effectiveness of our internal controls, we could lose investor confidence in our financial reports, which could have an adverse effect on the value of our Series B Shares and common shares.

Other regulations could adversely affect our financial condition.

Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. There can be no assurance, however, that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and pay distributions to holders of Series B Shares and our common shareholder.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that such arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Potential losses may not be covered by insurance.

Our properties are covered by comprehensive liability, fire, flood, extended coverage, rental loss and all-risk insurance provided by various companies and with deductibles, limits and policy specifications customarily covered for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to floods, riots or acts of war, or may be insured subject to specified limitations, such as large deductibles or co-payments. See Item 1 – Business – Insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in and the anticipated future cash flow from the affected property and may be obligated on any mortgage indebtedness, to the extent it is recourse indebtedness, or other obligations related to such property.

The construction of new developments adjacent to or near certain of our existing properties may adversely affect the leasing, operation and value of those properties.

Two large new developments being built by third parties are currently under construction adjacent to two of our properties, one near our 77 West Wacker Drive property and the other near our property located at 330 North Wabash Avenue. While to our knowledge neither of these projects under development currently contemplate any office component and thus will not directly compete with the existing use of our properties, the major construction activities underway at these adjacent sites could cause significant disruptions to the operation of our two properties identified above, including those resulting from noise, dust, vibrations, construction traffic and other related activities. These activities could inconvenience our tenants at these properties and make it difficult to renew certain leases as their terms expire or lease vacant space in these properties to new tenants. In addition, the new projects currently under construction may also adversely affect our leasing efforts and the value of our properties affected, by among other things, blocking certain views from our properties and creating increased traffic and congestion.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the federal government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder could be adversely affected.

Liabilities for environmental matters could adversely affect our financial condition.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. These laws often impose liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner’s or operator’s ability to rent or sell such property or to borrow using such property as collateral and may expose such owner or operator to liability resulting from any release of or exposure to such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property. See Item 1 – Business – Government Regulations – Environmental Matters for a more detailed discussion of environmental matters affecting us.

Future terrorist attacks in the United States could harm the demand for, and the values of, our properties.

Future terrorist attacks in the U.S., such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs, and thereafter the availability of insurance for such acts may be limited or may cost more. To the extent that our tenants are impacted by any future attacks, their ability to continue to honor obligations under their existing leases with us could be adversely affected. In addition, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

General

We own 10 office properties and one industrial property located in the Chicago metropolitan area. This includes Continental Towers, on which we own a second mortgage note that constitutes a significant controlling financial interest in this property. We therefore consolidate its operations. In addition, we own a 50.0% common interest in a joint venture which owns the 945,792 square foot office tower located at 77 West Wacker Drive in downtown Chicago, a 30.0% subordinated common interest in a joint venture which owns a 1,508,068 square foot office building located at 131 South Dearborn Street in downtown Chicago, known as Citadel Center, and a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona.

Our management team has developed or redeveloped a significant number of office properties, including the 77 West Wacker Drive and Citadel Center buildings and the redevelopment of the 180 North LaSalle Street building, all located in downtown Chicago. In the course of such activities, we have acquired experience across a broad range of sophisticated development and redevelopment projects.

We own approximately 6.3 acres of developable land. However, we do not currently anticipate commencing any new development projects in the near future, although we may undertake the redevelopment of, or improvements to, certain properties we currently own and/or may acquire in the future.

Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utilities and operating expenses or (ii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants’ first year of occupancy ("Base Year"), or a negotiated amount approximating the tenants’ pro rata share of these expenses ("Expense Stop"). In the latter cases, the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Our industrial property’s lease is written on a triple-net lease basis, with the tenant paying all of the real estate taxes, insurance, utilities and other operating expenses for the property.

Properties

The following table sets forth certain information relating to each of our properties. Through the Operating Partnership and other subsidiaries, we own 100.0% fee-simple title in all of the office and industrial properties, except for Continental Towers and the unconsolidated joint venture properties identified below. All of the properties are office properties with the exception of 1051 N. Kirk Road, which is an industrial property.

	Location	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied as of 12/31/05
Wholly-Owned Properties:
IBM Plaza (1)	Chicago, IL	1971	1,370,460	87.8%
Continental Towers (2)	Rolling Meadows, IL	1977 thru 1981/2001	923,074	79.5%
180 North LaSalle Street	Chicago, IL	1982/1999	768,658	78.6%
800-810 Jorie Boulevard	Oak Brook, IL	1961/1992	191,666	100.0%
4343 Commerce Court	Lisle, IL	1989	165,471	66.5%
740-770 Pasquinelli Drive	Westmont, IL	1986	109,945	87.0%
280 Shuman Blvd.	Naperville, IL	1979	65,456	78.6%
1600-1700 167th Street	Calumet City, IL	1981	64,976	84.5%
Enterprise Center II	Westchester, IL	1999	62,619	100.0%
7100 Madison Avenue	Willowbrook, IL	1999	50,157	100.0%
1051 N. Kirk Road	Batavia, IL	1990	120,004	100.0%
Portfolio total			3,892,486	84.2%

Unconsolidated Joint Venture Properties:
Citadel Center (3)	Chicago, IL	2002	1,508,068	73.1%
77 West Wacker Drive (4)	Chicago, IL	1992	945,792	93.1%
Thistle Landing (5)	Phoenix, AZ	1999	101,006	0.0%

(1)	The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with an option to extend the term for an additional twenty-five years.

(2)

We hold a mortgage note receivable on this office property and have consolidated the underlying property operations because we receive substantially all of the economic benefits of the property’s operations.

(3)	We own a 30.0% subordinated common ownership interest in a joint venture that owns this office property.

(4)	We own a 50.0% common ownership interest in a joint venture that owns this office property.

(5)

We own a 23.1% common ownership interest in a joint venture that owns this office property. On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings at Thistle Landing. The sale took place in early November and we received a distribution relating to our interest of $3.9 million on November 7, 2005, which was recorded as a reduction of our investment in the unconsolidated joint venture. As a result of the sale, the net rentable square feet was reduced to 101,006 square feet from 383,509 square feet. In addition, we have no impairment on our investment because the fair value of our investment is greater than the carrying value.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, neither we nor any of our properties are presently subject to any material litigation or legal proceeding, nor, to our knowledge, is any material litigation or legal proceeding threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor Thistle, LLC, ("Plumcor/Thistle JV"), and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

Our common shares traded on the NYSE under the symbol "PGE" from November 12, 1997 through July 1, 2005, the effective date of the Acquisition. We are the sole general partner of the Operating Partnership and own all of the preferred units. Prior to the Acquisition, we owned 88.5% of the common units of the Operating Partnership. After the Acquisition, we own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common units and preferred units.

As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest, which resulted in the delisting of our common shares from the NYSE effective July 2, 2005. In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.

As a result of the Acquisition, Prime Office owned 100.0%, or 236,483, of our common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. We own 0.9%, or 236,403, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units to Park Avenue Funding, LLC. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units.

As a result of the loan from IPC Lender, IPC Equity owns a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership.

The following table sets forth the high and low closing sales prices per common share reported on the NYSE prior to the Acquisition and the common share distributions we paid for the years ended December 31, 2005 and 2004:

			Cash
			Distributions
	High	Low	Paid (1)

Fiscal Year 2005
First quarter	$7.23	$6.15	$–
Second quarter	7.26	7.03	–
Third quarter (2)	–	–	1.1225
Fourth quarter (2)	–	–	–

Fiscal Year 2004
First quarter	$6.90	$6.05	$–
Second quarter	6.48	5.06	–
Third quarter	5.83	5.15	–
Fourth quarter	6.43	5.69	–

(1)	No distributions were declared or paid prior to the Acquisition in 2005 or for the four quarters of 2004.

(2)	As a result of the Acquisition, our common shares were delisted from the NYSE effective July 2, 2005.

Due to a number of factors, including our capital resources, heavy debt load and requirements in our operating environment, our Board decided not to pay a distribution on the common shares and units beginning with the last quarter 2001 and continuing during 2002, 2003, 2004 and 2005 through to the date of the Acquisition. Further in April 2002, our Board decided to suspend the declaration and payment of dividends on our Series B Shares. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October of 2004 and January and April 2005. Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to, and including, the entire third quarter of 2005.

After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. In addition, our Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per unit/share and having a record date of February 9, 2006 and a payment date of February 10, 2006. On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2005 dividend period. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend has a record date of March 31, 2006 and a payment date of April 28, 2006. Dividends paid on our Series B Shares have been determined to be a return of capital to shareholders. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the first quarter 2006 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

Our management and Board review our cash position, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future distributions on our common shares and/or preferred shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Distributions on our common shares and common units are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.

Equity Compensation Plans. For a discussion of our equity compensation plans see the information contained in Item 12 – Security Ownership of Certain Beneficial Owners and Management – Equity Compensation Plan Information of this report.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.

	Successor
	Company	Predecessor Company

	Year ended December 31
	2005	2004	2003	2002	2001
Balance Sheet Data	(dollars in thousands)
Real estate assets	$471,892	$619,059	$681,933	$1,025,271	$685,601
Total assets	771,921	767,363	948,781	1,410,181	1,527,649
Mortgage notes and notes payable	452,965	427,445	435,869	693,910	598,135
Total liabilities	530,668	502,785	663,640	1,064,099	1,076,737
Minority interests	135,851	19,154	21,803	100,643	128,806
Shareholders’ equity .....	105,402	245,424	263,338	245,439	282,106

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003	2002	2001

		(dollars in thousands, except per share amount)
Statement of Operations Data (1)
Total revenue	$48,555	$48,178	$98,614	$124,714	$106,086	$107,661
Operating (loss) income	(921)	(3,347)	16,235	28,887	15,603	2,259
Income (loss) from continuing operations	4,294	(18,382)	(19,982)	(16,087)	(1,829)	(8,965)
Net income (loss)	4,319	(19,571)	(11,383)	(36,217)	(30,621)	(4,498)
Net loss available to common shareholders	(181)	(24,071)	(20,383)	(45,217)	(41,901)	(16,648)

Basic and diluted earnings available to common shares per weighted-average common share (2)
Loss from continuing operations	$(0.87)	$(0.97)	$(1.22)	$(1.25)	$(0.84)	$(1.35)
Net loss available per weighted-average common share of beneficial interest –basic and diluted	(0.76)	(1.02)	(0.86)	(2.25)	(2.67)	(1.07)
Distributions paid per common share	1.1225	–	–	–	–	1.01
Preferred stock dividends paid per share	4.50	1.125	1.6875	–	2.25	2.25

Cash Flow and Operating Data
Funds from operations (3)	$4,212	$(18,831)	$12,689	$(1,085)	$(29,924)	$15,786
Cash flow provided by (used in):
Operating activities	1,768	(6,659)	22,108	56,875	42,320	52,810
Investing activities	(58,326)	2,258	116,613	296,732	(75,951)	(144,744)
Financing activities	4,523	2,314	(99,598)	(336,799)	42,849	73,248
Office Properties:
Square footage	3,157,744	3,841,001	4,632,633	5,536,065	6,281,263	7,807,576
Occupancy (%)	83.7	82.8	85.1	75.1	91.5	92.0
Industrial Properties:
Square footage	120,004	120,004	120,004	3,874,712	3,874,712	3,914,712
Occupancy (%)	100.0	100.0	100.0	81.4	84.4	81.7
Unconsolidated Joint Venture Properties:
Square footage	1,982,044	2,295,569	2,831,303	2,827,302	2,831,943	1,421,658
Occupancy (%)	77.6	80.9	79.7	74.1	39.9	81.9

(1)

Information for the years ended December 31, 2004, 2003, 2002 and 2001 has been restated for the reclassification of the operations of properties, to reflect the impact of SFAS 144, from continuing operations to discontinued operations.

(2)

Net income available per weighted-average common share of beneficial interest-basic equals net income divided by 236,483; 23,658,579; 23,671,412; 20,105,183; 15,673,544 and 15,630,586 common shares for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. Net income available per weighted-average share of beneficial interest-diluted equals net income divided by 236,483; 23,658,579; 23,671,412; 20,105,183; 15,673,544 and 15,630,586, common shares for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. The change in number of weighted-average common shares is principally due to the Acquisition by Lightstone and common unitholders in our Operating Partnership exchanging units for common shares and the issuance of new units in connection with property acquisitions.

(3)

We compute Funds from Operations ("FFO") in accordance with standards established by the Board of Governors of National Association of Real Estate Investment Trusts ("NAREIT") in its April 2002 White Paper. FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt repayment obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net (loss) income, as an indication of our performance or as an alternative to cash flows as a measure of liquidity or the ability to pay dividends or make distributions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we own 6.3 acres of developable land and have three joint venture interests in office properties containing an aggregate of 2.6 million rentable square feet.

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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of 2004 and at the end of each quarter of 2005, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	December 31,	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2005	2004

Portfolio Total	84.2%	82.5%	83.1%	83.8%	85.5%

Unconsolidated Joint Venture Properties	77.6%	80.3%	80.9%	81.3%	79.7%

2005 Business Summary

For 2005, our focus was on:

•	improving our liquidity position;
•	retiring or refinancing debt which had maturity dates in 2005;
•	stabilizing portfolio cash flow;
•	reducing operating costs;

•	aggressively pursuing leasing transactions; and
•	continuing to explore strategic alternatives and closing the Acquisition.

Below is a summary of several of the activities we undertook in 2005 in keeping with these objectives.

•	We refinanced our Continental Towers property with a first mortgage loan in the principal amount of $75.0 million.
•	We sold our 208 South LaSalle Street property to eliminate the outflows of cash needed for its continuing operations and generated $0.5 million in net sales proceeds.
•	Through December 31, 2005, we commenced 69 new and expansion office leases totaling 241,642 square feet, and renewed or extended 55 office leases totaling 285,957 square feet.
•	We completed an Acquisition by Lightstone on July 1, 2005 of all of our outstanding common shares and limited partnership units for a price of $7.25 per common share/limited partnership unit.

Key Performance Indicators

We evaluate the performance of our operations based on the occupancy percentages and operating profit of each of our properties, including their rental revenue, tenant reimbursement revenue, property operations expense and administrative expenses, as well as tenant retention and the results of tenant satisfaction surveys. We also use other metrics such as gross rent, occupancy, percent of property operating expenses recovered and net effective rent in analyzing individual tenant lease agreements.

In addition to net income under GAAP, prior to the Acquisition we used FFO, which is a measurement tool common among real estate investment trusts for measuring profitability.

We used the purchase method of accounting to record the assets and liabilities in connection with the Acquisition. Accordingly the financial statements as of and for the period ended subsequent to the Acquisition are not comparable in all material respects to our financial statements as of and for periods ended prior to the Acquisition.

Results of Operations

Comparison of the Year ended December 31, 2005 to the Year ended December 31, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

			Increase/
	2005	2004	(Decrease)	% Change
	(dollars in thousands)
Property revenues	$92,559	$94,240	$(1,681)	(1.8)%
Services Company revenues	4,174	4,374	(200)	(4.6)
Total revenues	96,733	98,614	(1,881)	(1.9)

Property operating expenses	48,497	45,955	2,542	5.5
Depreciation and amortization	30,052	19,534	10,518	53.8
General and administrative	7,708	10,426	(2,718)	(26.1)
Services Company operations	4,062	3,768	294	7.8
Severance costs	394	322	72	22.4
Strategic alternative costs	10,288	2,374	7,914	333.4
Total expenses	101,001	82,379	18,622	22.6
Operating (loss) income	(4,268)	16,235	(20,503)	(126.3)
Loss from investments in unconsolidated joint ventures	(13,022)	(14,878)	1,856	12.5
Interest and other income	2,596	1,617	979	60.5
Interest:
Expense	(25,368)	(25,106)	(262)	(1.0)
Amortization of deferred financing costs	(1,288)	(1,616)	328	20.3
Accretion of mortgage note payable	927	−	927	100.0
Loss from continuing operations before minority interests	(40,423)	(23,748)	(16,675)	(70.2)
Minority interests	26,335	3,766	22,569	599.3
Loss from continuing operations	(14,088)	(19,982)	5,894	29.5
Discontinued operations, net of minority interests	(10,235)	9,092	(19,327)	(212.6)
Loss before gain (loss) on sales of real estate	(24,323)	(10,890)	(13,433)	(123.4)
Gain (loss) on sales of real estate, net of minority interest	9,071	(493)	9,564	1,940.0
Net loss	$(15,252)	$(11,383)	$(3,869)	(34.0)%

Property Revenues. The decrease of $1.7 million in property revenues was primarily attributable to the amortization of the above-market and below-market lease values resulting from the Acquisition ($1.8 million).

Services Company Revenues. The decrease of $0.2 million in our Services Company revenues during 2005 was primarily due to decreased leasing commission income from the joint ventures due to decreased leasing activity.

Property Operating Expenses. The increase of $2.5 million in property operating expenses was primarily attributable to increases in real estate taxes due to increased tax rates ($1.1 million), landscaping and parking lot repairs ($0.7 million), general and administrative expenses ($0.4 million) and repairs and maintenance costs ($0.4 million).

Depreciation and Amortization. The increase of $10.5 million in depreciation and amortization was primarily attributable to the revaluation to fair value of our tangible and intangible assets as a result of the Acquisition. Of the total increase, $2.2 million was attributable to tenant improvements and leasing costs associated with the commencement of new leases.

General and Administrative. The decrease of $2.7 million in general and administrative expenses was primarily due to a decrease in salaries and benefits ($0.7 million) as a result of a reduction in headcount, lower legal costs ($0.9 million) and lower compliance fees ($0.5 million) which was the result of management’s cost containment strategies.

Strategic Alternative Costs. The $7.9 million increase in strategic alternative costs is primarily due to the settlement payment ($7.0 million) and legal fees ($0.7 million) associated with previously settled litigation.

Loss From Investments in Unconsolidated Joint Ventures. The decrease of $1.9 million in loss from investments in unconsolidated joint ventures was primarily due to a $1.4 million decrease in loss as compared to 2004 associated with our equity investment in the Citadel Center joint venture related to additional leasing activity during 2004. In addition, our equity investment in the 77 West Wacker joint venture experienced a decrease of $0.5 million as compared to 2004, primarily due to the expiration of the interest rate collar in September 2004.

Interest and Other Income. The increase of $1.0 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which was the result of an increase in average interest rates on investment from 1.3% in 2004 to 3.0% in 2005, while the average balance was unchanged.

Interest Expense. The decrease in interest expense of $0.3 million was primarily due to $1.7 million in interest expense savings related to the mezzanine loan payoffs at Fleet Bank related to a mezzanine loan collateralized by our 180 North LaSalle ($0.9 million) property and a mezzanine loan collateralized by our 800-810 Jorie Boulevard and our former 208 South LaSalle ($0.8 million) properties. Additionally, we refinanced the fixed rate debt associated with our Continental Towers property with a variable rate loan that accounted for $0.6 million in interest expense savings. These gains were partially offset by unfavorable changes in LIBOR rates that led to a $2.1 million increase in interest expense on the variable rate debt associated with our IBM Plaza property.

Amortization of Deferred Financing Costs. The decrease of $0.3 million in amortization of deferred financing costs was primarily attributable to the revaluation of our intangible assets as a result of the Acquisition and the write-off and accelerated amortization of financing costs for indebtedness retired or refinanced in 2004 and 2005.

Minority Interests. The increase of $22.6 million in minority interests was primarily due to the Acquisition. As a result of the Acquisition, minority interest percentage ownership increased from 11.5% to 99.1%.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties, which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects relate to properties sold in prior years. The decrease of $19.3 million was primarily attributable to a provision for asset impairment on our 208 South LaSalle Street property in 2005 ($15.1 million), a gain on sale on our industrial properties in 2004 ($8.2 million), a gain from operations associated with our industrial properties in 2004 ($1.7 million) and a change in minority interests ($0.7 million), offset by a reduction in loss from operations on our 33 West Monroe Street property from 2004 ($2.9 million), a reduction in depreciation and amortization related to our 208 South LaSalle Street property from 2004 ($1.7 million), an increase in the gain on sale of our industrial properties upon finalization of our related obligation under the tax indemnity agreement with certain principals affiliated with the former Chairman of our Board, Mr. Stephen J. Nardi (the "NAC Contributors") in 2005 ($0.7 million), lease termination fees received in 2005 related to our 208 South LaSalle Street property ($0.6 million) and the accretion of the mortgage note payable associated with our 208 South LaSalle Street property in 2005 ($0.2 million).

Gain (Loss) on Sales of Real Estate. The increase of $9.2 million in gain on sales of real estate is primarily due to a recognized gain from the Citadel Center joint venture as we achieved a leasing condition under the Citadel Center joint venture agreement and qualified for the receipt of a contingent purchase price of $9.8 million.

Comparison of the Year ended December 31, 2004 to the Year ended December 31, 2003

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

			Increase/
	2004	2003	(Decrease)	% Change
	(dollars in thousands)
Property revenues	$94,240	$121,791	$(27,551)	(22.6)%
Services Company revenues	4,374	2,923	1,451	49.6
Total revenues	98,614	124,714	(26,100)	(20.9)

Property operating expenses	45,955	54,325	(8,370)	(15.4)
Depreciation and amortization	19,534	26,105	(6,571)	(25.2)
General and administrative	10,426	9,681	745	7.7
Services Company operations	3,768	2,582	1,186	45.9
Provision for asset impairment	–	1,948	(1,948)	(100.0)
Severance costs	322	701	(379)	(54.1)
Strategic alternative costs	2,374	485	1,889	389.5
Total expenses	82,379	95,827	(13,448)	(14.0)
Operating income	16,235	28,887	(12,652)	(43.8)
Loss from investments in unconsolidated joint ventures	(14,878)	(2,249)	(12,629)	(561.5)
Interest and other income	1,617	1,296	321	24.8
Interest:
Expense	(25,106)	(44,423)	19,317	43.5
Amortization of deferred financing costs	(1,616)	(6,906)	5,290	76.6
Loss from continuing operations before minority interests	(23,748)	(23,395)	(353)	(1.5)
Minority interests	3,766	7,308	(3,542)	(48.4)
Loss from continuing operations	(19,982)	(16,087)	(3,895)	(24.2)
Discontinued operations, net of minority interests	9,092	(19,484)	28,576	146.7
Loss before loss on sales of real estate	(10,890)	(35,571)	24,681	69.4
Loss on sales of real estate, net of minority interest	(493)	(646)	153	23.7
Net loss	$(11,383)	$(36,217)	$24,834	68.6%

Property Revenues. The decrease of $27.6 million in 2004 property revenues consists principally of revenues generated from Citadel Center in 2003 ($27.3 million), which is no longer consolidated into our operations and the 2003 termination of Arthur Andersen LLP’s lease at our IBM Plaza property ($1.0 million) offset by the additional tenant reimbursements due to greater property operating expenses in 2004 excluding our Citadel Center property ($0.5 million).

Services Company Revenues. The increase of $1.5 million in our Services Company revenues during 2004 was primarily due to increased leasing commission income of $0.8 million from the joint ventures, and increased management fee income of $0.8 million related to our management of Citadel Center for a full year and the management of 77 West Wacker Drive which was previously managed by our Operating Partnership and previously included in other income.

Property Operating Expenses. The decrease of $8.4 million in property operating expenses consists principally of operating expenses incurred by Citadel Center in 2003 ($8.5 million), which are no longer consolidated, offset by increases in real estate taxes ($0.5 million) and bad debt expense ($0.5 million).

Depreciation and Amortization. The decrease of $6.6 million in depreciation and amortization was attributable primarily to the discontinued consolidation of depreciation and amortization related to Citadel Center in 2003 ($5.9 million). In addition, in 2003 we recorded a write-off of $0.4 million of unamortized tenant improvement and leasing commissions associated with the Arthur Andersen LLP lease termination at our IBM Plaza property.

General and Administrative. The increase of $0.7 million in general and administrative expenses was primarily due to an increase in consulting and professional fees in 2004, principally related to Sarbanes-Oxley compliance, costs to settle a legal claim and the costs associated with the registration of certain common shares.

Services Company Expenses. The increase of $1.2 million in our Services Company’s operating expenses was primarily due to an increase in the provision for income taxes of $0.7 million due to increased income and an increase in leasing commissions expense of $0.4 million.

Provision for Asset Impairment. The decrease of $1.9 million in provision for asset impairment is due to no impairments recorded in 2004. During 2003 we recorded an asset impairment of $1.0 million related to costs associated with a development project, which we determined no longer had value. Also, during the third quarter of 2003, we entered into an agreement to admit a new 70.0% joint venture partner to our subsidiary that owned the Citadel Center office building, which subsequently closed in October 2003. As a result, we recorded an asset impairment of $0.9 million representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70.0% interest, net of transaction costs.

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

Strategic Alternative Costs. The increase in strategic alternative costs of $1.9 million is due to an increase in legal, consulting and professional fees of $1.0 million as compared to 2003, and an accounts receivable reserve in 2004 for $0.9 million. The receivable reserve relates to a prior master lease obligation due from Mr. Nardi, which was payable solely from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve was established for this amount.

Loss from Investments in Unconsolidated Joint Ventures. The increase in loss from investments in unconsolidated joint ventures of $12.6 million was primarily due to an $11.1 million increase in loss as compared to 2003 associated with our equity investment in the Citadel Center joint venture as the venture commenced operations in October of 2003, a partial year. Because distributions to our partner in the joint venture exceeded the joint venture’s net income, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. In addition, our equity investment in the 77 West Wacker joint venture experienced a $0.9 million loss in 2004 compared to a $0.3 million gain in 2003, which was principally due to a lease termination fee at the joint venture property in 2003 in addition to the effects of an interest rate collar in 2004. The interest rate collar expired on September 30, 2004.

Other Income. The increase in other income relates primarily to forfeiture to us of $0.3 million of earnest money related to a proposed merger transaction and higher interest income, partially offset by management fee income from the 77 West Wacker Drive joint venture which is now included in our Services Company revenues.

Interest Expense. The decrease in interest expense of $19.3 million was primarily due to a $11.9 million decrease in interest as a result of a reduction in debt due to the sale of 70.0% of our ownership in Citadel Center, a $5.7 million decrease due to the retirement of our Security Capital Preferred Growth Incorporated ("SCPG") debt, a $0.6 million decrease due to the refinancing of our IBM Plaza property, a $0.8 million decrease due to the retirement of mezzanine loans associated with our 180 North LaSalle Street and 800-810 Jorie Boulevard properties and a decrease of $0.3 million due to the amortization of principal on various other loans.

Amortization of Deferred Financing Costs. The decrease in amortization of deferred financing costs of $5.3 million was primarily attributable to the write-off of financing costs for indebtedness retired or refinanced in 2003 and 2004.

Discontinued Operations. In connection with the requirements of SFAS 144 "Accounting for the Impairment of Long-Lived Assets" (SFAS 144), we have updated our historical financial statements for the years ended December 31, 2004 and 2003 to present operating results of properties sold or classified as held for disposition through December 31, 2005, as discontinued operations. Discontinued operations for 2004 and 2003 include the results for our 208 South LaSalle Street property, which was sold in December 2005, our industrial portfolio, which was sold in October and November 2004, our 33 West Monroe Street property, which was sold in April 2004, and National City Center, which was sold in June 2003. Included in the 2004 and 2003 discontinued operations is $2.4 million and $2.1 million of income related to our 208 South LaSalle Street property, $8.6 million and $0.6 million of income related to our industrial portfolio, $2.0 million and $25.1 million loss, net of a provision for asset impairment, related to our 33 West Monroe Street property, $0.0 million and $2.8 million of income, related to our National City Center property.

Loss on Sales of Real Estate. Loss on sales of real estate is primarily due to changes in estimates of assumed lease liabilities which we retained in connection with the sale of 70.0% of our ownership in Citadel Center.

Liquidity and Capital Resources

Recent Developments.

Acquisition. On February 17, 2005, we entered into a definitive agreement and plan of merger with Lightstone. Our Board unanimously approved the transaction and recommended it for approval by our common shareholders.

On June 28, 2005 our common shareholders approved the Acquisition and on July 1, 2005, the Acquisition was completed. As a result of the Acquisition, our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled, and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remained outstanding after the completion of the Acquisition.

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

In addition, after the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that date of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. For accounting purposes, this distribution, which was paid out of acquired cash, was recorded as a reduction of Prime Office’s investment in us.

In connection with the Acquisition, Mr. Jeffrey A. Patterson, our President and Chief Executive Officer, agreed to remain as a trustee. On July 1, 2005, Messrs. Jacque Ducharme, Stephen Nardi, Christopher Nassetta, Douglas Crocker II, Ray D’Ardenne and Daniel Lupiani were succeeded as our trustees by (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Michael Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of which were named as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin and Shawn R. Tominus, each of which were named as our independent trustees and members of our audit committee. Mr. Richard FitzPatrick resigned from his position as our Executive Vice President–Chief Financial Officer. In addition, immediately following the Acquisition, the employment of Mr. Roy P. Rendino, our Senior Vice President-Finance and Chief Accounting Officer, was terminated. Also in connection with the Acquisition, we paid approximately $3.7 million to certain employees related to change of control agreements, severance and discretionary bonuses. In addition, in connection with the closing of the Acquisition, we paid $141,250 to a former employee pursuant to his employment agreement.

On July 1, 2005, simultaneously with the closing of the Acquisition, we assumed the obligations under two employment agreements executed on June 1, 2005, and dated as of May 31, 2005, with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Executive Vice President, General Counsel and Secretary.

Transactions with Prime/Mansur and its Affiliates. In connection with our previously disclosed settlement of litigation with Prime/Mansur, our agreement to sell the 208 South LaSalle Street property resulted in a change in our expected holding period for the property and, as a result, we recorded a non-cash impairment charge of approximately $15.1 million in our second quarter 2005 financial results.

Pursuant to the settlement agreement with Prime/Mansur on December 9, 2005, we closed on the sale of our 208 South LaSalle Street property to Prime/Mansur for a sales price of $44.0 million and certain agreed upon closing prorations, including the assumption of the existing debt of $41.9 million on the property. After closing prorations and costs, we received approximately $0.5 million in net proceeds from the sale. As a result of the revaluation of our balance sheet due to the Acquisition, no gain or loss was recorded on the sale.

On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

In connection with our option to buy a parking garage at 300 North LaSalle Street, Chicago, Illinois from the owner of the garage, an affiliate of The Prime Group, Inc. (an entity controlled by Michael W. Reschke, a former Chairman of our Board and an affiliate of Prime/Mansur), we entered into a separate agreement with a potential third party buyer of the property (unrelated to Prime/Mansur or Mr. Reschke) providing that, among other things, we would terminate our option upon the receipt of $2.6 million from the potential buyer payable upon and in the event the potential buyer closes on the purchase of the parking garage. The option was fairly valued as an intangible asset as part of purchase accounting related to the Acquisition. On August 15, 2005, we received the $2.6 million from the buyer and terminated our option to buy the parking garage which resulted in no gain being recognized.

Continental Towers Refinancing. On May 5, 2005, we refinanced our Continental Towers property with a first mortgage loan in the principal amount of $75.0 million. The loan bears interest at 30-day LIBOR plus 1.8%. Proceeds of the loan were utilized to repay the existing first mortgage loan encumbering the property in the amount of $65.4 million, to pay closing costs and expenses and for general corporate purposes. The loan matures on May 1, 2008. Simultaneously with the closing, we purchased an interest rate protection agreement capping LIBOR at 6.5%, which results in a maximum interest rate of 8.3%. We have two one-year extension options for the loan at then current market rates and upon the payment of a 0.3% extension fee, provided, among other things, the property is meeting at least a 1.35 debt service coverage ratio. In addition, we have the right to convert the loan to a seven-year fixed rate loan at any time during the term, subject to the lender’s underwriting requirements and then market loan terms. Although we do not own fee title to the Continental Towers property, we have significant controlling financial interests in the property through our ownership of a second mortgage note secured by the property and therefore we consolidate the property in our financial statements.

Dearborn Joint Venture. In January 2005, our joint venture, which owns Citadel Center, executed a lease amendment with Citadel Investment Group, LLC ("Citadel"). The lease amendment with Citadel for 47,235 additional square feet was effective as of December 1, 2004 for a term of nine years and one month. As a result of this lease amendment, we met a leasing condition under the Citadel Center joint venture agreement and qualified for the receipt of a contingent purchase price of $9.8 million. We received a distribution of this amount from the joint venture in January 2005. This amount was recorded as a gain on sales of real estate in our consolidated statements of operations.

Libertyville Land Sale. On February 28, 2005, we closed on the sale of 2.96 acres of vacant land located in Libertyville, Illinois, for a sales price of $0.7 million. This property was unencumbered. As a result of the transaction, a liability of approximately $56,000 was incurred under the tax indemnity agreement with the NAC Contributors. A loss of $61,000 was recorded in gain (loss) on sales of real estate.

Prime Dearborn Equities LLC Debt. On December 30, 2005, Prime Dearborn, entered into a $55.0 million loan agreement with IPC Lender. The members of Prime Dearborn include our Operating Partnership, and IPC Equity, an affiliate of IPC Lender. IPC Equity is owned indirectly by IPC US Real Estate Investment Trust and Barry Reichmann. Prime Dearborn owns a 30.0% membership interest in Dearborn JV, which owns the Class A office building located in downtown Chicago known as Citadel Center (and formerly known as Bank One Center).

The loan documents and loan proceeds for this loan were held in escrow from December 30, 2005 until their release from escrow on January 11, 2006, upon the satisfaction of certain conditions for such release.

The loan, which has a 2.0% origination fee, matures April 5, 2010 and has an annual interest rate of 12.0% payable to the extent of available cash flow received by Prime Dearborn from Dearborn JV, with minimum payments of 8.0% in the first year of the loan and increasing by 50 basis points each year thereafter. In addition to the repayment of the loan, IPC Lender is entitled to a 12.0% look-back internal rate of return upon maturity of the loan.

In connection with the loan, Prime Dearborn has pledged all of its rights to distributions from Dearborn JV to IPC Lender. In addition, we have guaranteed the payment of all interest under the loan and guaranteed all principal payments under the loan upon the occurrence of certain non-recourse carve-out events, including, without limitation, voluntary bankruptcy, fraud, or breach of certain covenants. Our Services Company, has also pledged its right to receive certain management and leasing fees in connection with its management of Citadel Center. As additional security for the loan, Prime Dearborn has deposited $458,334, the amount of one month’s prepaid interest on the loan (calculated based on a 10.0% annual interest rate), with IPC Lender.

Prime Dearborn received the entire amount of the loan proceeds, less customary closing costs. In addition, IPC Equity will receive a 10.0% interest in all net sales proceeds or refinancing proceeds from Prime Dearborn’s interest in Citadel Center in excess of $50.0 million (the "IPC Dearborn Membership Interest"). IPC Equity has also been granted a right of first offer (the "Right of First Offer") to purchase all of Prime Dearborn’s interest in Citadel Center in the event Prime Dearborn determines to sell such interest in certain circumstances. IPC Equity owns a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership. In the event that Prime Dearborn repays all or a portion of the loan before the first anniversary of the loan, IPC Equity shall have the option (the "Option") to use the proceeds of such repayment to purchase up to 33.3% of the membership interests in Prime Office.

In the event that (i) on or before February 28, 2006, Prime Dearborn enters into a binding commitment to sell its interests in Dearborn JV to its existing joint venture partner in Dearborn JV (the "JV Partner"), with no rights of termination in favor of the JV Partner and (ii) on or before March 31, 2006, Prime Dearborn has (A) sold its interest in Dearborn JV to the JV Partner and (B) repaid all amounts then outstanding under the loan, then IPC Equity shall automatically forfeit (1) the Option; (2) the Right of First Offer; and (3) the IPC Dearborn Membership Interest, in exchange for the payment by Prime Dearborn to IPC Equity of a $1.0 million break-up fee.

Continental Towers Restructuring. On January 10, 2006, we and certain other parties, including Roland E. Casati ("Casati") and Richard H. Heise ("Heise"), entered into an Amended and Restated Tax Indemnity Agreement (the "Amended Tax Indemnity Agreement") in connection with certain modifications to the ownership structure of Continental Towers (the "Continental Transaction"), which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Casati. The Operating Partnership also transferred its interest in the junior mortgage loan (the "Junior Loan") encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity"). In addition, the fee title ownership of Continental Towers was modified so that the property is now owned as tenants in common by (i) Continental Towers, L.L.C. ("64.0% Owner"), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. ("36.0% Owner"), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise now owns a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner are now owned by affiliates of Mr. Yochanan Danziger (the "CT General Partner").

Because our interest in Continental Towers constitutes a significant financial interest in the property, we consolidate the operations of Continental Towers in our financial statements and account for it as an owned property. In addition, a subsidiary of Prime Equity continues to manage Continental Towers pursuant to a management agreement that has a term that expires on December 31, 2012 and cannot be terminated by the owners of Continental Towers prior to that date.

Under the Amended Tax Indemnity Agreement, the Operating Partnership continues, subject to certain exceptions and conditions contained therein, to indemnify Heise from federal and state income tax payable as a result of any taxable income or gain in his gross income which is caused by a sale, foreclosure or other disposition of Continental Towers or other action by the Operating Partnership or the CT General Partner prior to January 5, 2013. The amount of the potential tax indemnity to Heise under the Amended Tax Indemnity Agreement, including a gross-up for taxes on any such payment, is estimated to be approximately $14.0 million using current tax rates, which is a reduction of approximately $39.2 million from the estimated maximum liability of $53.2 million to Casati and Heise prior to the execution of the Amended Tax Indemnity Agreement.

Under the Amended Tax Indemnity Agreement and the partnership agreement of the 36.0% Owner, Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Heise. Heise’s consent rights relate to the following actions: (1) sale or disposition of Continental Towers or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers; (3) amendments to the Junior Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a "Tax Event" with respect to Heise; provided, however, that Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Heise has a "reasonable basis" for reporting the transaction without including any taxable income or gain and either (x) we have a net worth of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due Heise, grossed-up for any taxes which would be payable by Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we pay the amount of the tax, on a grossed-up basis, to Heise. In the event that our net worth falls below $50.0 million, then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.

The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

Prime Equity Citicorp Loan. On January 11, 2006, Prime Equity obtained a loan in the original principal amount of $58.0 million (the "Citicorp Loan") from Citicorp USA Inc. ("Citicorp"). Simultaneously with the closing of the Citicorp Loan, the Operating Partnership transferred to Prime Equity (i) its interest in the Junior Loan encumbering Continental Towers referred to above, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Boulevard, L.L.C. ("280 Owner"), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C. , the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. ("Prime Management"), the manager of Continental Towers.

As security for the Citicorp Loan, among other things, (a) the Operating Partnership pledged all of its interests in Prime Equity, (b) Prime Equity pledged all of its interests in the Junior Loan, the membership interests referred to in clause (ii), (iv) and (v) above and its right to receive distributions from all of the property referred to in clauses (i) through (v) above and (c) 280 Owner granted a mortgage to Citicorp on the Atrium property.

The Citicorp Loan is in the original principal amount of $58.0 million. The Citicorp Loan documents provide that if Prime Equity is unable to obtain, within 120 days following the closing of the loan, the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property, and deliver to Citicorp a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the "180 Pledge"), then Prime Equity must repay not less than $14.0 million of the Citicorp Loan. There can be no assurances that the consent of the 180 N. LaSalle Street senior lender can be obtained in a timely manner, or if it can be obtained, that the terms for obtaining such consent will be favorable to us.

Mr. David Lichtenstein, the principal of The Lightstone Group, our indirect parent, has guaranteed (i) the payment of 50.0% of the principal amount of the Citicorp Loan (reducing to 25.0% on the date that Prime Equity delivers to Citicorp the 180 Pledge or repays $14.0 million of the Citicorp Loan), (ii) the payment of all of the interest on the Citicorp Loan and (iii) the payment of all operating expenses for Continental Towers, Atrium, 77 West Wacker Drive, Jorie Plaza and, if applicable, 180 N. LaSalle Street. In addition, Mr. Lichtenstein’s guaranty covers the full amount of the Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan.

The Citicorp Loan has a two (2) year term and payments of interest only are due monthly. It is pre-payable at any time. The loan bears interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the loan closing, Prime Equity paid $0.3 million for an interest rate cap with a notional amount of $58.0 million that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan has an origination fee of 1.0% ($580,000), and an exit fee of 1.0% ($580,000), if the loan is paid in full within one year of the closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the account, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loan, including amounts in the leasing reserve account, of at least $6.0 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0%, as defined in the loan documents.

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

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are current on the payment of dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the fact that we are current on our Series B dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. In 2006, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of December 31, 2005, we are in compliance with the requirements of all of our financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2005, these accounts totaled $96.7 million, which included $55.0 million in loan proceeds related to the Citadel Center mezzanine debt that were being held as a restricted escrow until January 11, 2006. The remainder of these escrows relate to the $18.1 million escrow for capital and tenant improvements, the $9.3 million escrow representing lease obligations, the $7.1 million escrow for real estate taxes and insurance, the $2.3 million escrow for depository accounts, the $1.4 million escrow related to environmental remediation and the remaining $3.5 million escrow is reserved for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations (A)	Total	2006	2007/ 2008	2009/ 2010	2011 and Thereafter
Mortgage notes payable (B)	$452,965	$198,048	$95,533	$93,980	$65,404
Operating lease obligations	3,309	554	469	447	1,839
Tenant improvement allowances (C)	11,792	11,792	−	−	−
Tax indemnification (D)	56	56	−	−	−
Liabilities for leases assumed and lease reimbursement obligations (E)	65,977	13,829	18,268	17,997	15,883
Total contractual cash obligations	$534,099	$224,279	$114,270	$112,424	$83,126

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)

These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition except for our $55.0 million loan with IPC Lender, which is presented at carrying value. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the six months ended December 31, 2005, amortization totaled $0.9 million. The actual amount owed to lenders for mortgage notes payable at December 31, 2005, is $447.0 million.

(C)	We have escrows of $6.1 million that may be utilized to fund these obligations.

(D)	As a result of the sale of vacant land located in Libertyville, Illinois on February 28, 2005, a liability was incurred under a tax indemnity agreement.

(E)

These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $53.8 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $9.3 million to fund a portion of this contractual amount at December 31, 2005. Of this escrow, $3.6 million was returned to us in January 2006.

		Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter
Guarantees (A)	$4,256	$600	$1,200	$1,200	$1,256
Unconsolidated joint ventures (B)	163,661	2,103	4,551	79,800	77,207
Tax indemnifications (C)	53,187	(C)	(C)	(C)	(C)
Series B preferred shares (D)	(D)	9,000	18,000	18,000	(D)
Total commercial commitments	$221,104	$11,703	$23,751	$99,000	$78,463

(A)

This represents a guarantee for $4.3 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)

We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $166.0 million mortgage note payable secured by the property.

We also have a 30.0% subordinated common interest in an unconsolidated real estate joint venture that owns the Citadel Center office property. While we are not a guarantor or responsible party, the joint venture has a $270.0 million mortgage loan secured by the property. The amount shown includes 30.0% of the balance of the mortgage loan.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns an office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $53.2 million if all remaining indemnity properties had been sold as of December 31, 2005. Subsequent to December 31, 2005, we restructured these obligations and reduced the exposure to $14.0 million. See Item 13 – Continental Towers Restructuring of this Item and Item 13 – Certain Relationships and Related Transactions for further discussion of these indemnities.

(D)

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. In January 2006, we declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January 16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend has a record date of March 31, 2006, and a payment date of April 28, 2006.

Tenant Concentration. The following represents our five largest tenants in 2005 based on gross revenue recognized during 2005:

Tenant	Gross Tenant Revenue	% Of Our Total Revenue	Lease Expiration
	(dollars in thousands)
JPMorgan Chase Bank NA (1)	$25,567	13.7%	December 2017
Citadel Investment Group, LLC (1)	15,239	8.2	December 2013
Jenner & Block	14,505	7.8	April 2010
IBM Corporation (2)	7,738	4.2	August 2006
ST Holdings, Inc. (2)	6,472	3.5	May 2007
	$69,521	37.4%

(1)	These are tenants of the Citadel Center building which we have an ownership interest in the joint venture that owns the office property.

(2)	We have received indications that IBM Corporation and ST Holdings, Inc. will not be renewing their leases at expiration.

If one or more of the tenants listed above were to experience financial difficulties and cease paying rent or fail to renew their lease at the expiration of its term, our cash flow and earnings would likely be negatively impacted in the near term. The extent and length of this would be impacted by several factors, including:

•	the nature of the financial difficulties;
•	our ability to obtain control of the space for re-leasing;
•	market conditions;
•	the length of time it would require for us to re-lease the tenant’s space; and
•	whether the tenant’s rent was above or below market.

Property Sales. On February 28, 2005, we closed on the sale of 2.96 acres of vacant land located in Libertyville, Illinois, for a sales price of $0.7 million. This property was unencumbered. As a result of the transaction, a liability was incurred under the tax indemnity agreement with the NAC Contributors of approximately $56,000. A loss of $61,000 was recorded in gain (loss) on sales of real estate.

Pursuant to the settlement agreement with Prime/Mansur on December 9, 2005, we closed on the sale of our 208 South LaSalle Street property to Prime/Mansur for a purchase price of $44.0 million and certain agreed upon closing prorations, including the assumption of the existing debt of $41.9 million on the property. After closing prorations and costs, we received approximately $0.5 million in net proceeds from the sale. As a result of the revaluation of our balance sheet due to the Acquisition, no gain or loss was recorded on the sale.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

Our Board had previously suspended the payment of distributions and dividends for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October 2004 and January and April 2005. In conjunction with the Acquisition which was completed on July 1, 2005, we paid both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including the entire third quarter of 2005. On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2005 dividend period. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend has a record date of March 31, 2006 and a payment date of April 28, 2006. Dividends paid on our Series B Shares have been determined to be a return of capital to shareholders. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the first quarter 2006 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on the Series B Shares are outstanding. The term of any trustees elected by the Series B Shareholders will expire whenever the total dividend arrearage on the Series B Shares has been paid and current dividends have been declared and set apart for payment.

Tax Indemnity Agreements. In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Mr. Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Nardi, the former Chairman of our Board. These agreements expired upon the closing of the Acquisition.

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

On January 10, 2006, we and certain other parties, including Casati and Heise, entered into the Amended Tax Indemnity Agreement in connection with the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released us from all of its obligations under the Amended Tax Indemnity Agreement relating to Casati.

The terms of these agreements are discussed in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements.

Indebtedness. Our aggregate indebtedness had a fair value and carrying value of $453.0 million at December 31, 2005. This indebtedness had a weighted average maturity of 2.3 years and bore interest at a weighted average interest rate of 7.5% per annum. At December 31, 2005, $183.0 million, or 40.4% of such indebtedness, bore interest at fixed rates, and $270.0 million, or 59.6% of such indebtedness, bore interest at variable rates. The $270.0 million of variable rate debt is subject to interest rate cap agreements.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

Loan Associated with	Notional Amount as of December 31 2005	Capped LIBOR Rate	Effective Date	Expiration Date

IBM Plaza
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	2/21/03	3/15/06
Continental Towers
First Mortgage	$75,000,000	6.5%	5/04/05	5/01/08

No amounts were received under the terms of the interest rate protection agreements in 2005.

Debt Activity. Scheduled 2005 principal payments were made totaling $2.8 million. The new owner of our former 208 South LaSalle Street property agreed to assume the $41.9 million outstanding mortgage loan payable on the building. A $65.4 million first mortgage on Continental Towers was refinanced with a new $75.0 million loan and a $55.0 million mezzanine loan was financed relating to our interest in the joint venture which owns Citadel Center, which increased our total debt in 2005 by $19.9 million. See Note 4 –Mortgage Notes Payable to our Consolidated Financial Statements for further explanation.

Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2005, 2004 and 2003, our tenant improvements and leasing commissions averaged $32.74, $37.98 and $37.75, respectively, per square foot of newly-leased office space totaling 241,642, 457,928 and 427,756 square feet, respectively, and $16.18, $12.61 and $16.85, respectively, per square foot of office leases renewed by existing tenants totaling 285,957, 290,885 and 303,965 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $2.5 million annually based upon an estimate of $0.72 per square foot. For 2005, we incurred $1.8 million of capital improvement expenditures, excluding discontinued operations, and we expect to incur approximately $7.5 million for 2006.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any unconsolidated SPE transactions.

Historical Cash Flows

	Year ended December 31
			Increase/
	2005	2004	(Decrease)	% Change
	(dollars in thousands)

Operating Activities
Net loss	$(15,252)	$(11,383)	$(3,869)	$(34.0)%
Accretion of mortgage notes payable	(927)	–	(927)	–
Amortization of above/below-market lease value	1,762	–	1,762	−
Amortization of costs for leases assumed	190	288	(98)	(34.0)
Amortization of in-place lease value	8,956	−	8,956	−
Net equity in loss of unconsolidated investments	13,022	14,878	(1,856)	(12.5)
Depreciation and amortization	23,268	29,558	(6,290)	(21.3)
Provision for asset impairment	15,074	–	15,074	−
Gain on sales of real estate	(10,728)	(5,382)	(5,346)	(99.3)
Minority interests	(36,241)	(2,649)	(33,592)	(1,268.1)
Changes in operating assets and liabilities	(4,015)	(3,202)	(813)	(25.4)
Net cash (used in) provided by operating activities	$(4,891)	$22,108	$(26,999)	$(122.1)%

Investing Activities
Expenditures for real estate and equipment	$(10,069)	$(15,950)	$5,881	$36.9%
Proceeds received under environmental indemnification	−	3,100	(3,100)	(100.0)
Proceeds from sales of real estate	13,460	134,169	(120,709)	(90.0)
Leasing costs	(6,433)	(7,761)	1,328	17.1
(Increase) decrease in restricted cash escrows	(57,259)	3,424	(60,683)	(1,772.3)
Loan to unconsolidated joint venture	−	(588)	588	100.0
Net distributions from unconsolidated entities	4,233	219	4,014	1,832.9
Net cash (used in) provided by investing activities	$(56,068)	$116,613	$(172,681)	$(148.1)%

Financing Activities
Financing costs	$(2,457)	$(755)	$(1,702)	$(225.4)%
Proceeds from mortgage notes payable	130,000	67,000	63,000	94.0
Repayment of mortgage notes payable	(68,206)	(159,093)	90,887	57.1
Distributions to minority interests—operating partnership	(29,735)	–	(29,735)	–
Dividends paid to Series B preferred shareholders	(22,500)	(6,750)	(15,750)	(233.3)
Dividends paid to common shareholder	(265)	–	(265)	–
Net cash provided by (used in) financing activities	$6,837	$(99,598)	$106,435	$106.9%

Operating Activities. The $27.0 million decrease in net cash (used in) provided by operating activities from 2004 was primarily due to:

•	the loss of $7.8 million of net income from operations in 2004 from our former industrial properties which were sold in the fourth quarter of 2004;
•	a $7.7 million increase in strategic alternative costs;

•	a $5.3 million increase in payments made related to other liabilities;
•	a $2.7 million payment of tax indemnities to the NAC Contributors in 2005, recorded in discontinued operations.
•	a $1.1 million increase in property operating expense payments as compared to 2004; and
•	a $1.1 million decrease in receipts related to prepaid rent.

This decrease was partially offset by:

•	a $2.5 million decrease in general and administrative expenses as a result of a reduction of employees;
•	a $1.8 million net loss from operations in 2004 from our former 33 West Monroe Street property, which was sold in April 2004;
•	a $1.1 million refund for real estate taxes paid in 2004 related to our former 33 West Monroe Street property; and
•	a $0.3 million decrease in interest paid from 2004 due to the repayment of debt by utilizing the proceeds from property sales in 2004.

Investing Activities. The $172.7 million decrease in net cash (used in) provided by investing activities from 2004 was primarily due to:

•

proceeds from the sale of real estate decreased by $120.7 million in 2005 which included a $9.8 million distribution received from the Citadel Center joint venture, $2.6 million in proceeds from the sale of an option to purchase a parking garage, $0.6 million in proceeds from the sale of our Libertyville land parcel in 2005 and $0.5 million in net proceeds from the sale of our 208 South LaSalle Street property;

•	as compared to sales activity in 2004 which included the $68.0 million sale of our former 33 West Monroe Street property and the $66.2 million received from the sale of our industrial properties;
•

a $60.7 million net change in restricted cash management escrow accounts associated with increases of $55.0 million in proceeds from the mezzanine loan on Citadel Center, an additional $10.1 million in monthly escrow payments, $0.5 million in increased interest income and a $0.3 million increase in net tax escrow payments; these increases were partially offset by a $5.1 million decrease in tenant improvement escrow releases; and

•	$3.1 million in proceeds from environmental indemnities which were received in 2004 related to our previously owned Chicago, East Chicago and Hammond Enterprise Centers.

This decrease was partially offset by:

•	a decrease of $5.8 million in expenditures for real estate and equipment primarily as the result of the sale of our former 33 West Monroe Street property in 2004;
•	a $3.9 million distribution received from our Plumcor/Thistle joint venture in 2005;
•

a decrease of $1.3 million of leasing costs, primarily as a result of lesser leasing activities resulting in decreased leasing commissions in 2005, mainly attributable to property sales in 2004 and 2005; and

•	a $0.6 million loan to our Citadel Center joint venture partner in 2004.

Financing Activities. The $106.4 million in net cash provided by (used in) financing activities compared to 2004 was primarily due to:

•

proceeds from mortgage notes payable increased by $63.0 million in 2005 which included a $75.0 million variable rate first mortgage on our Continental Towers property, which was used in part to retire our existing fixed rate position; and a $55.0 million fixed rate mezzanine loan secured by Citadel Center;

•	as compared to proceeds from mortgages and notes payable in 2004, including $67.0 million in refinancing proceeds from our 180 North LaSalle Street property;
•

repayments of mortgages and loans payable were lower by $90.9 million in 2005, which included the retirement of $65.4 million of mortgage notes payable using the net proceeds from the conversion of our fixed rate debt to a variable rate position on our Continental Towers property in May 2005; and principal amortization payments of $2.8 million; and

•

as compared to repayments of indebtedness in 2004, including the refinancing of maturing indebtedness at our 180 North LaSalle Street property totaling $60.0 million; the repayment of the mortgage note payable secured by our former 33 West Monroe Street property upon its sale totaling $59.3 million; the repayment of the mortgage notes payable secured by our former industrial properties upon their sale totaling $11.8 million and the repayment of two mezzanine loans totaling $22.8 million and principal amortization payments of $5.2 million.

This increase was partially offset by:

•	an additional payment of $29.7 million of distributions to our operating partnership was made in 2005 related to the Lightstone acquisition;
•	additional payments totaling $15.8 million of dividends to our Series B preferred shareholders were made in 2005 versus 2004;
•	additional payments totaling $1.7 million in financing costs associated with new debt were made in 2005 versus 2004; and
•	a dividend of $0.3 million was paid to our common shareholder in 2005.

	Year ended December 31
			Increase/
	2004	2003	(Decrease)	% Change
	(dollars in thousands)

Operating Activities
Net loss	$(11,383)	$(36,217)	$24,834	68.6%
Amortization of discount on notes payable	–	343	(343)	(100.0)
Amortization of costs for leases assumed	288	2,968	(2,680)	(90.3)
Net equity in loss of unconsolidated investments	14,878	2,249	12,629	561.5
Depreciation and amortization	29,558	42,575	(13,017)	(30.6)
Provision for asset impairment	–	45,353	(45,353)	(100.0)
Gain on sales of real estate	(5,382)	(1,618)	(3,764)	(232.6)
Minority interests	(2,649)	(25)	(2,624)	(10,496.0)
Changes in operating assets and liabilities	(3,202)	1,247	(4,449)	(356.8)
Net cash provided by operating activities	$22,108	$56,875	$(34,767)	(61.1)%

Investing Activities
Expenditures for real estate and equipment	$(15,950)	$(104,472)	$88,522	84.7%
Proceeds received under environmental indemnification	3,100	–	3,100	–
Proceeds from sales of real estate	134,169	430,254	(296,085)	(68.8)
Leasing costs	(7,761)	(20,201)	12,440	61.6
Decrease (increase) in restricted cash escrows	3,424	(13,483)	16,907	125.4
Loan to unconsolidated joint venture	(588)	–	(588)	–
Net distributions from unconsolidated entities	219	4,634	(4,415)	(95.3)
Net cash provided by investing activities	$116,613	$296,732	$(180,119)	(60.7)%

Financing Activities
Financing costs	$(755)	$(4,838)	$4,083	84.4%
Proceeds from mortgage notes payable	67,000	195,000	(128,000)	(65.6)
Repayment of mortgage notes payable	(159,093)	(318,763)	159,670	50.1
Proceeds from construction financing	–	97,155	(97,155)	(100.0)
Repayment of construction financing	–	(305,353)	305,353	100.0
Dividends paid to Series B preferred shareholders	(6,750)	−	(6,750)	–
Net cash used in financing activities	$(99,598)	$(336,799)	$237,201	70.4%

Operating Activities. The $34.8 million decrease in net cash provided by operating activities from 2003 was primarily due to:

•

a decrease of $30.3 million due to the lease termination fee received from Arthur Andersen LLP in 2003, offset by a $2.4 million decrease in loss from operations of our former 33 West Monroe Street property;

•	$7.6 million related to the operations of our Citadel Center property in 2003, which is no longer consolidated as a result of the sale of a 70.0% joint venture interest in October 2003;
•	$3.3 million related to the operations of our former National City Center property, which was sold in June 2003; and
•	a decrease of $2.0 million related to the operations of our former industrial properties, which were sold in October and November 2004.

This decrease was partially offset by a decrease of $6.2 million related to interest expense payments from 2003 primarily due to the retirement of our indebtedness with SCPG in 2003.

Investing Activities. The $180.1 million decrease in net cash provided by investing activities from 2003 was primarily due to:

•

a decrease of $296.1 million in proceeds from the sales of real estate primarily as a result of 2003 sales activity including the admittance of our Citadel Center joint venture partner ($350.0 million) and the sales of our former National City Center property ($79.0 million) and land in Aurora, Illinois ($2.7 million), as compared to sales activity in 2004 including the sales of our former 33 West Monroe Street property ($68.0 million), industrial properties ($66.2 million) and land in Carol Stream, Illinois ($1.2 million); and

•	a $4.4 million distribution from the 77 West Wacker Drive unconsolidated joint venture in 2003.

This decrease was partially offset by:

•

a decrease of $88.5 million in expenditures for real estate and equipment primarily as a result of construction costs ($44.5 million) and tenant improvements ($36.0 million) in 2003 for our Citadel Center property and a payment in 2003 to purchase all of our former joint venture partner’s interest in the entity that owns Citadel Center ($10.9 million);

•

a decrease of $16.9 million of payments into restricted cash escrows, which was primarily due to a deposit in 2003 of the fee received related to the Arthur Andersen LLP lease termination at our former 33 West Monroe Street property, as required by the lender ($33.6 million), and a release of escrowed funds in 2004 related to lease liability obligations ($2.4 million), partially offset by a release of construction and financing escrows in 2003 related to our Citadel Center property ($18.7 million); and

•

a decrease of $12.4 million of leasing costs primarily as a result of leasing costs in 2003 for our Citadel Center property ($7.9 million) and executing subleases for occupancy at One North Wacker Drive thereby reducing required payments towards the liabilities for leases assumed and lease reimbursement obligations ($4.5 million).

Financing Activities. The $237.2 million increase in net cash used in financing activities as compared to 2003 was primarily due to:

•	repayments of construction financing ($305.4 million), net of proceeds ($97.2 million) related to our Citadel Center property in 2003;
•	repayments of mortgages and notes payable that were lower by $159.7 million in 2004, which included:
•	the refinancing of maturing indebtedness at our 180 North LaSalle Street property ($60.0 million),
•	the repayment of the mortgage note payable secured by our former 33 West Monroe Street property upon its sale ($59.3 million),
•	the repayment of the mortgage notes payable secured by our former industrial properties upon their sale ($11.8 million),
•	the repayment of two mezzanine loans totaling $22.8 million and
•	principal amortization payments ($5.2 million).

As compared to repayments of indebtedness in 2003, including:

•	the refinancing of the debt associated with our IBM Plaza property ($177.1 million);
•	the repayment of the mortgage note payable secured by our former National City Center property upon its sale ($71.8 million);
•	payments on our indebtedness with SCPG ($57.3 million);
•	a partial payment on our former 33 West Monroe Street property mortgage ($7.0 million) and
•	principal amortization payments ($5.6 million); and
•	$4.8 million of financing costs incurred in 2003 principally as a result of refinancing the above debt.

This increase was partially offset by:

•

proceeds from mortgages notes payable that were lower by $128.0 million in 2004 due to refinancing proceeds from our 180 North LaSalle Street property in 2004 ($67.0 million) as compared to proceeds from the refinancing of our IBM Plaza property in 2003 ($195.0 million); and

•	$6.8 million of dividends paid to our Series B shareholders in 2004.

Funds from Operations

Industry analysts generally consider FFO, as defined by NAREIT, an alternative measure of performance of an equity REIT. FFO is defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations (primarily for adding back the effect of gains (losses) on sale of depreciable operating property and depreciation and amortization expense). Non-recurring items, other than those considered "extraordinary" under GAAP, are not adjustments to FFO. Prior to the Acquisition, we believed that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the financial statements included elsewhere in this Form 10-K.

		Successor Company		Predecessor Company
		Year ended December 31, 2005

		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)

Net (loss) income (1)	$(15,252)	$2,151	$2,168	$(24,154)	$4,583
Adjustments to reconcile to Funds from Operations available to common shareholders:
Real estate depreciation and amortization	21,075	2,810	8,998	4,040	5,227
Amortization of costs for leases assumed	190	(4)	56	69	69
Amortization of in-place lease value	7,287	7,287	–	–	–
Joint venture adjustments	14,471	1,853	3,526	4,612	4,480
(Gain) loss on sale of operating property, net of minority interests	(9,071)	2	1	(316)	(8,758)
Adjustment for discontinued operations:
Real estate depreciation and amortization (2)	824	(9)	–	816	17
(Gain) loss on sale (included in discontinued operations) (3)	(703)	3	3	–	(709)
Minority interests	1,895	1,827	1,402	(1,536)	202
Minority interests in Operating Partnership	(26,335)	(12,763)	(10,599)	(1,936)	(1,037)
Funds from Operations (1)	(5,619)	3,157	5,555	(18,405)	4,074
Income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)
Funds from Operations available to common shareholders	$(14,619)	$907	$3,305	$(20,655)	$1,824

FFO available to common share/unit holders per share/unit of beneficial interest:
Basic and Diluted	$(0.55)	$0.03	$0.12	$(0.77)	$0.07

Weighted average shares/units of beneficial interest:
Common shares	11,947	236	236	23,642	23,675
Nonvested employee stock grants	3	–	–	6	6
Operating Partnership units	14,782	26,488	26,488	3,076	3,076
Basic	26,732	26,724	26,724	26,724	26,757

Common shares	11,947	236	236	23,642	23,675
Nonvested employee stock grants	3	–	–	6	6
Employee stock options	14	–	–	30	26
Operating Partnership units	14,782	26,488	26,488	3,076	3,076
Diluted	26,746	26,724	26,724	26,754	26,783

	Predecessor Company
	Year ended December 31
	2004	2003
	(dollars in thousands, except per share amounts)

Net loss (1)	$(11,383)	$(36,217)
Adjustments to reconcile Funds from Operations available to common shareholders:
Real estate depreciation and amortization	18,210	24,731
Amortization of costs for leases assumed	288	1,912
Joint venture adjustments	18,640	7,324
Loss on sale of operating property, net of minority interests	493	–
Adjustment for discontinued operations:
Real estate depreciation and amortization (2)	5,880	11,332
Gain on sale (included in discontinued operations) (3)	(7,854)	(1,226)
Minority interests	1,181	7,367
Minority interests	(3,766)	(7,308)
Funds from operations (1)	21,689	7,915
Income allocated to preferred shareholders	(9,000)	(9,000)
Funds from Operations available to common share	$12,689	$(1,085)

FFO available to common share/unit holders per share/unit of beneficial interest:
Basic and Diluted	$0.47	$(0.04)

Weighted average shares/units of beneficial interest:
Common shares	23,672	20,105
Nonvested employee stock grants	7	6
Operating Partnership units	3,076	6,636
Basic	26,755	26,747

Common shares	23,672	20,105
Nonvested employee stock grants	7	6
Employee stock options	14	19
Operating Partnership units	3,076	6,636
Diluted	26,769	26,766

(1)

FFO is a non-GAAP financial measure. FFO is defined as net income (loss), computed in accordance with GAAP plus real estate depreciation and amortization (excluding amortization of financing costs), excluding gains (or losses) from sales of operating properties, and after comparable adjustments for unconsolidated joint ventures and discontinued operations. FFO includes results from discontinued operations, including revenues, property operations expense, real estate taxes expense, provision for asset impairment and interest expense. Tax indemnification payments and write-off of deferred financing fees related to properties sold have been included as a cost of sale in computing the gain/loss for these properties. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. Prior to the Acquisition, we utilized FFO as a performance measure. We believed that FFO provided useful information to investors regarding our performance as FFO provided investors with additional means of comparing our operating performance with the operating performance of our competitors. FFO is not representative of cash flow from operations, is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. We believe that net income (loss) is the most directly comparable GAAP financial measure to FFO.

(2)

The real estate depreciation and amortization in discontinued operations for the year ended December 31, 2005 relates to our 208 South LaSalle Street property which was sold in December 2005. The real estate depreciation and amortization in discontinued operations for the year ended

December 31, 2004 relates to our industrial portfolio which was sold in October and November 2004, and our 33 West Monroe Street property, which was sold in April 2004. The real estate depreciation and amortization in discontinued operations for the year ended December 31, 2003 relates to the above-mentioned properties as well as our National City Center property which was sold in June 2003.

(3)

The gain on sale of real estate for the years ended December 31, 2005 and 2004 resulted from the gain related to contingent purchase adjustments on the sale of our industrial portfolio and 33 West Monroe property. The gain on sale of real estate for the year ended December 31, 2003 resulted from our sale of National City Center. See Note 16 – Property Acquisitions, Placed In Service and Dispositions to our Consolidated Financial Statements for a description of these transactions. Tax indemnification payments and write-off of deferred financing fees related to properties sold have been included as a cost of sale in computing the gain/loss for these sold properties.

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

Consolidation. Our consolidated financial statements include our accounts, variable interest entities ("VIEs") in which we are the primary beneficiary and other subsidiaries over which we have control. Our determination of the appropriate accounting method with respect to our variable interests is based on Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"). We consolidate any VIE of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support provided by any parties, including equity holders. We make judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidate the entity as the primary beneficiary. This determination of whether we will absorb the majority of expected losses and/or receive the majority of expected returns includes any impact of an "upside economic interest" in the form of a "promote" that we may have. A promote is a disproportionate interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We are not required to reconsider the entity’s VIE status if the entity incurs losses that exceed expectations, but are required to reconsider the status if the structure of the entity changes.

Our determination of the appropriate accounting method for all other investments in subsidiaries, including those that are not primary beneficiary interests in VIEs, is based on the amount of control or influence we have (considering our ownership interest) in the underlying entity. We consolidate those other subsidiaries over which we exercise control. Those other investments in subsidiaries where we have the ability to exercise significant influence (but not control) over operating and financial policies of such subsidiaries (including certain subsidiaries where we have less than 20% ownership) are accounted for using the equity method.

Tenant Reimbursements. Estimates are used to record cost reimbursements from tenants for real estate taxes and operating expenses. We recognize revenue based upon the amounts to be reimbursed from our tenants in the same period these reimbursable expenses are incurred. Differences between estimated recoveries and final amounts billed are recognized in the subsequent year. Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between properties and tenants. Adjustments are also made throughout the year to these receivables and the related cost recovery income based upon our best estimate of the final amounts to be billed and collected. We analyze the balance of the estimated accounts receivable for real estate taxes and operating expenses for each of our properties by comparing actual recoveries versus actual expenses.

Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2005 as compared to 2004 reflects payments under these leases, in addition to a decrease in the liability during 2005 of $0.1 million due to assumption changes.

Depreciation and Amortization. Depreciation expense for real estate assets is computed using the straight-line method over the estimated useful lives of the assets: forty years for the composite life of buildings and improvements and five to ten years for equipment and fixtures. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.

Interest Rate Protection Agreements. We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholder’s equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Since the time of the Acquisition all of our derivative instruments have been marked to their fair value. We do not foresee any material accumulated other comprehensive income being reclassified to earnings during the next twelve months. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

Impairment of Long-Lived Assets. In evaluating our assets for impairment in accordance with SFAS 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Under SFAS 144, assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated cash flows over an anticipated hold period. If these cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of the related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for development is also evaluated for impairment.

At December 31, 2005, we determined that no reserves were warranted. In evaluating our other long-lived assets used in operations for impairment at December 31, 2005, we assumed anticipated hold periods of three to five years for our operating properties. In evaluating our property held for development, we concluded that development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under "Liquidity and Capital Resources", if we determine that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves would be required. These reserves would have significant impacts on our operating results.

Capitalization of Interest and Other Costs on Development Projects. Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to vacant space, for one year following the date the development is placed in service. During this one-year period, the amount of capitalized costs could be materially affected by the timing and changes in occupancy levels. Subsequent to the one-year period, these costs are fully expensed as incurred. During 2005, we did not capitalize any development costs.

Accounting for the Acquisition. As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." See Note 1 – Summary of Significant Accounting Policies – Accounting for the Acquisition – to our Consolidated Financial Statements for further detail.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). See Note 1 – Summary of Significant Accounting Policies – Stock Based Compensation to our Consolidated Financial Statements for further detail.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:

•

the EITF amended Issue No. 96-16 Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights ("EITF 96-16"), and

•

the FASB staff issued FSP No. SOP 78-9-1, Interaction of AICPA Statement Position 78-9 with EITF Issue No 04-5 ("FSP SOP 78-9-1") which amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to reflect the consensus reached in EITF 04-5.

EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights, which are based on the concept discussed in EITF 96-16, provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 and FSP SOP 78-9-1 is (1) June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. The effect of initially applying this guidance may be accounted for similarly to a change in accounting principle or by restating the financial statements of prior periods. The amendments to EITF 96-16 are to be applied prospectively to new investment agreements and to investment agreements that are modified after June 29, 2005. Retrospective application is not required for investments in limited partnerships for which the entity is no longer a general partner as of the date that the guidance in EITF 04-5 is adopted.

We have applied EITF 04-5 when required for new or amended limited partnerships in our December 31, 2005, financial statements. The impact of adopting EITF 04-5 for our joint venture interests cannot be predicted at this time, however, we anticipate that the adoption will not impact net income, earnings per share or stockholder’s equity. We plan to account for any initial effect of applying the new guidance to all other limited partnerships under the method similar to a change in accounting principle.

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

As of December 31, 2005, approximately $270.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to an interest rate cap agreement that is designed to mitigate some of this risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2005. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – Carrying Value	$1.7	$1.8	$16.2	$4.1	$88.2	$65.4	$177.4
Weighted-average interest rate – Carrying Value	6.5%	6.5%	7.1%	7.7%	10.6%	5.6%	–

Fixed rate amount – Fair Value	$3.0	$3.2	$17.4	$5.2	$88.8	$65.4	$183.0
Weighted-average interest rate – Fair Value	7.3%	7.3%	7.2%	7.9%	10.6%	5.6%

Variable rate amount (2)	$195.0	$–	$75.0	$–	$–	$–	$$270.0
Weighted-average interest rate	7.2%	–	6.1	–	–	–	–

Interest rate cap agreements (3):
Notional amount	$195.0	$–	$75.0	$–	$–	$–	$$270.0
Cap rate	6.6%	–	6.5%	–	–	–	–

(1)

Based upon the rates in effect at December 31, 2005, the weighted-average interest rates on our mortgage notes payable at December 31, 2005 was 7.5%. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.8%. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.3%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $2.7 million.

(2)	The $195.0 million IBM Plaza loan has two extension options allowing the maturity date of the loan to be extended to March 9, 2007 and March 9, 2008 for payments of $0.5 million per extension.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On October 5, 2005, our Audit Committee of the Board of Trustees entered into an engagement letter with Grant Thornton LLP ("Grant Thornton") naming Grant Thornton as our independent accountants for the fiscal year ended December 31, 2005. In connection with such action, the Audit Committee dismissed Ernst & Young LLP ("E&Y") as our independent accountants.

E&Y’s reports on our consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2004 and December 31, 2003 and through the date hereof, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused it to make reference to the subject matter in connection with its reports on our consolidated financial statements for such periods. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2004 and December 31, 2003 and through October 5, 2005, we did not consult Grant Thornton with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter that was either the subject of a disagreement or reportable event as set forth in Items 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K, which was conducted with the participation of our Chief Executive Officer and our Senior Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, our Chief Executive Officer and Senior Vice President—Capital Markets have concluded that our disclosure and controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

(b)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our system of internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton, the independent registered public accounting firm who also audited our consolidated financial statements. Grant Thornton’s attestation report on management’s assessment of our internal control over financial reporting appears on page F-3 hereof.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Trustees

The following table presents certain information as of March 1, 2006 concerning each of our trustees serving in such capacity:

		Principal	Year Term of
		Occupation and	Office Will	Served as a
Name	Age	Positions Held	Expire	Trustee Since
David Lichtenstein	45	Chairman of the Board	2006	2005
Jeffrey A. Patterson	46	President and Chief Executive Officer, Trustee	2006	2005
John M. Sabin	51	Independent Trustee	2006	2005
Michael Schurer	44	Trustee	2006	2005
Shawn R. Tominus	46	Independent Trustee	2006	2005
Bruno de Vinck	60	Trustee	2006	2005
George R. Whittemore	56	Independent Trustee	2006	2005

David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 24 states and Puerto Rico that is owned by these companies. He is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Prime Retail, Inc. and Park Avenue Bank, New York City, both private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc.

Jeffrey A. Patterson. Jeffrey A. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.’s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties’ Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company’s Real Estate Investment Group. Mr. Patterson is an associate member of the Urban Land Institute and a member of the National Association of Real Estate Investment Trusts.

John M. Sabin. Mr. Sabin has served on our Board since July 2005. Mr. Sabin is currently the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. He also serves on the boards of North American Scientific, Inc. since 2005, Hersha Hospitality Trust since 2003 and Competitive Technologies, Inc. since 1996. From January 2000 to October 2004, Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as an executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin received Bachelor of Science degrees in Accounting and University Studies,

Masters of Accountancy and Business Administration from Brigham Young University, and also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.

Michael Schurer. Mr. Schurer has served on our Board since July 2005. Mr. Schurer is the Chief Financial Officer and Treasurer of both Lightstone Value Plus Real Estate Investment Trust, Inc. and The Lightstone Group. From August 2004 until April 2005, Mr. Schurer was the Chief Financial Officer of Northwest Hotel Group (formally Grand Heritage Hotel Group) and from January 2001 until August 2004 was Chief Financial Officer, Treasurer and Secretary of Humphrey Hospitality Trust, Inc. From March 1997 to September 2000, Mr. Schurer was Chief Financial Officer and Executive Vice President of Crown Golf Properties, LP. Mr. Schurer also served as Division Controller, Senior Manager and Audit Manager with Marriott International, and as an independent auditor with Pannell Kerr Forster and Ernst & Young. Mr. Schurer received a Bachelor of Arts in Accounting from Rutgers University and earned his CPA designation in 1987.

Shawn R. Tominus. Mr. Tominus has served on our Board since July 2005. Mr. Tominus is the founder and has served as the President of Metro Management, a real estate investment and management company, which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties, since 1994. Mr. Tominus is currently responsible for the ownership, management and development of assets in excess of $100,000,000. Mr. Tominus has over 25 years experience in real estate and also acts as a national consultant primarily focusing on market and feasibility analysis. Prior to Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties.

Bruno de Vinck. Mr. de Vinck has served on our Board since July 2005. Mr. de Vinck is the Chief Operating Officer, Senior Vice President, Secretary and a director of the Lightstone Value Plus Real Estate Investment Trust, Inc. and a director of the Park Avenue Bank, New York City. Mr. de Vinck is also involved in the management and renovation of various multi-family, retail and industrial properties for The Lightstone Group and has served as its Senior Vice President since its formation in 1985. Prior to that time, Mr. de Vinck was a Manager with numerous real estate management companies, and was the founding president and prior Chairman of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility. Mr. de Vinck is a past New Jersey chapter president for the Institute of Real Estate Management (IREM), as well as a past Director of the New Jersey Association of Realtors.

George R. Whittemore. Mr. Whittemore has served on our Board since July 2005. Mr. Whittemore currently serves as a director of Village Bank & Trust in Richmond, Virginia, and Supertel Hospitality, Inc. in Norfolk, Nebraska. Mr. Whittemore previously served as President and CEO of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation), and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Executive Officers

The following table presents certain information as of March 1, 2006 concerning each of our executive officers and key employees serving in such capacities:

Name	Age	Position
David Lichtenstein	45	Chairman of the Board
Jeffrey A. Patterson	46	President and Chief Executive Officer, Trustee
James F. Hoffman	43	Executive Vice President—General Counsel and Secretary
Daniel J. Nikitas	46	Executive Vice President—Leasing
Victoria A. Cory	41	Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence
Paul G. Del Vecchio	41	Senior Vice President—Capital Markets
Randel S. Waites	45	Senior Vice President—Asset Management

David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail and industrial properties located in 24 states and Puerto Rico that is owned by these companies. He is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Prime Retail, Inc. and Park Avenue Bank, New York City, both private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc.

Jeffrey A. Patterson. Jeffrey A. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.’s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties’ Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company’s Real Estate Investment Group. Mr. Patterson is an associate member of the Urban Land Institute and a member of the National Association of Real Estate Investment Trusts.

James F. Hoffman. James F. Hoffman serves as our Executive Vice President—General Counsel and Secretary. Mr. Hoffman obtained his law degree in 1987 from Harvard Law School where he graduated cum laude and obtained his finance degree in 1984 from the University of Illinois where he graduated with Highest Honors. From March 1998 to October 2000, Mr. Hoffman served as our Senior Vice President—General Counsel and Secretary. From November 1997 to March 1998, Mr. Hoffman served as our Vice President and Associate General Counsel. Prior to working for us, Mr. Hoffman served as Assistant General Counsel of our predecessor company, The Prime Group, Inc., from January 1991 to November 1997. Prior to his employment with The Prime Group, Inc., Mr. Hoffman was an associate with the law firm of Mayer, Brown & Platt from September 1987 to January 1991. Mr. Hoffman is a member of the National Association of Real Estate Investment Trusts.

Daniel J. Nikitas. Mr. Nikitas has served as our Executive Vice President – Leasing since September 2005. Mr. Nikitas has been in the commercial real estate business in Chicago since 1988. Prior to joining us, Mr. Nikitas was Senior Vice President – Leasing with Shorenstein Realty Services from April 2001 to September 2005, where he oversaw the leasing of approximately 4.0 million square feet of class A office space in the Chicago Central Business District. Prior to that, Mr. Nikitas was the Director of Leasing in Chicago for Trizec Properties from 1998 to March 2001, with responsibility for leasing approximately 6.0 million square feet of class A office space in the Chicago CBD. Mr. Nikitas is also the former President and an advisory board member of the Commercial Real Estate Organization in Chicago, as well as a member of the Chicago Office Leasing Brokers Association. Mr. Nikitas holds a Bachelor of Arts degree in English Literature from St. Michael’s College in Colchester, Vermont.

Victoria A. Cory. Victoria A. Cory serves as our Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence. From April 2000 to February 2006, Ms. Cory served as our Vice President—Loan Administration, Real Estate Tax and Due Diligence. Prior to joining us, Ms. Cory was the Senior Vice President—Loan Administration for Prime Capital Funding LLC from January 1988 until March 2000.

Paul G. Del Vecchio. Paul G. Del Vecchio serves as our Senior Vice President—Capital Markets. From February 2000 to April 2003, Mr. Del Vecchio served as our Vice President—Capital Markets and from November 1998 to February 2000, Mr. Del Vecchio served as our Assistant Vice President—Capital Markets. Prior to joining us, Mr. Del Vecchio was an Assistant Vice President for Prime Capital Funding LLC from October 1997 to August 1998. Mr. Del Vecchio is a licensed real estate broker and a certified public accountant.

Randel S. Waites. Randel S. Waites currently serves as our Senior Vice President—Office Asset Management with overall asset management responsibilities for our office assets. Mr. Waites joined us in October 2000 as our Assistant Controller—CBD and then served as our Portfolio Controller—CBD. From October 2002 to August 2004, Mr. Waites served as our Vice President—Asset Management, Office Properties. Prior to joining us, Mr. Waites held the position of Asset Manager, Financial Analysis at East Lake Management and Development Corporation from December 1999 to October 2000, where he also served as Commercial Property Manager from May 1998 to December 1999. Mr. Waites started his career as an internal auditor and then went into financial analysis with large US corporations. He then developed his own business in Taos Ski Valley, New Mexico where he built and operated a ski lodge and other multiple small businesses in New Mexico and Colorado. Upon returning to Chicago, Mr. Waites took a position as controller for a privately held restaurant franchisee having 15 franchises. Mr. Waites is a certified public accountant.

Information Regarding Audit Committee

Our Board has established an audit committee. The charter of our audit committee is available on our website at http://www.pgrt.com. From March 9, 2004 until July 1, 2005, the audit committee consisted of Messrs. Douglas Crocker III, Ray D’Ardenne and Daniel Lupiani, each of whom was "independent" within the meaning of the NYSE listing standards. Mr. Crocker was named chairman of the audit committee on March 9, 2004. The Board determined that Mr. Crocker was qualified as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. Since July 1, 2005 the audit committee has consisted of Messrs. Sabin, Tominus and Whittemore, each of whom is "independent" within the meaning of the NYSE listing standards. Mr. Whittemore was named chairman of the audit committee on July 1, 2005. The Board determined that Messrs. Whittemore and Sabin are qualified as audit committee financial experts as defined in Item 401(h) of Regulation S-K. For more information regarding Messrs. Whittemore and Sabin’s relevant professional experience, see "–Trustees".

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and trustees, and persons who own more than ten percent of a registered class of our equity securities, to file reports of the ownership and changes in the ownership (Forms 3, 4 and 5) with the SEC and the NYSE. Officers, trustees and beneficial owners of more than ten percent of our equity securities are required by SEC regulations to furnish us with copies of all such forms which they file.

Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2004, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to our knowledge, no transactions were reported late during the year ended December 31, 2005.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including but not limited to our President and Chief Executive Officer (our principal executive officer), Senior Vice President—Capital Markets (our principal financial officer) and Vice President—Corporate Accounting (our principal accounting officer), and other persons that may perform similar functions from time to time. Our code of ethics is published on our website at www.pgrt.com. In addition our code of ethics is available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations Representative, 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601. In the event that any future amendment to, or waiver from, a provision of our code of ethics would otherwise require disclosure under Item 5.05 of Form 8-K, we intend to satisfy that disclosure requirement by posting such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for the years ended December 31, 2005, 2004 and 2003 with respect to Mr. Patterson (our President and Chief Executive Officer), Mr. Baron (our Executive Vice President—CBD Office Leasing until his departure on August 12, 2005) and the four other persons who were our most highly compensated executive officers during 2005 (including Mr. Bucheleres who served as our Senior Vice President—CBD Office Lease until his departure in January 2006) (the "Named Executives").

				Long-Term
		Annual Compensation		Compensation Award
				Restricted	Underlying	All other
			Bonus	Stock	Options/	Compensation
Name and Principal Position	Year	Salary (1)	(1)(2)(3)(4)	Awards	SARs(#)(5)	(6)

Jeffrey A. Patterson	2005	$411,750	$584,457	$0	0	$1,374,250
President and Chief	2004	351,533	445,000			4,167
Executive Officer	2003	320,000	100,000			5,000

James F. Hoffman	2005	226,463	320,885	0	0	381,850
Executive Vice President—	2004	220,000	200,000	0	0	4,992
General Counsel and	2003	220,000	100,000	0	0	5,000
Secretary

Paul G. Del Vecchio	2005	155,000	144,726	0	0	222,500
Senior Vice President—	2004	155,000	85,000	0	0	2,240
Capital Markets	2003	150,000	40,000	0	0	2,125

Randel S. Waites	2005	149,259	135,334	0	0	205,404
Senior Vice President—	2004	135,909	80,000	0	0	3,268
Office Asset Management	2003	115,000	25,000	0	0	3,375

Steven R. Baron	2005	98,663	219,891	0	0	160,250
Former Executive Vice	2004	155,000	350,190	0	0	5,125
President—	2003	155,000	148,873	0	0	5,000
CBD Office Leasing

John F. Bucheleres	2005	150,000	603,345	0	0	77,781
Former Senior Vice President—	2004	150,000	126,259	0	0	1,503
CBD Office Leasing	2003	113,654	0	0	0	0

_______________

(1)

Amounts shown include cash and non-cash compensation or bonuses, as applicable, as reported in the year in which the service was performed, even if such compensation or bonuses, as applicable, were paid or vested in a subsequent year.

(2)

Bonus amounts for 2005 include amounts paid to Messrs. Patterson, Hoffman, Del Vecchio and Waites with respect to (i) discretionary cash bonuses related to the Acquisition and (ii) cash bonuses paid in the ordinary course for services performed in 2005. Bonus amounts for 2005 for Messrs. Hoffman, Del Vecchio, Baron and Waites also include pro rata cash bonuses which were paid on the date of the closing of the Acquisition. Further, Messrs. Bucheleres and Baron received leasing commissions of $603,345 and $181,460, in cash.

(3)

Bonus amounts for 2004 consist of cash bonuses paid to Messrs. Patterson, Hoffman, Del Vecchio and Waites for services performed in 2004. In addition, in 2004, Messrs. Bucheleres and Baron received leasing commissions of $126,259 and $350,190, respectively, in cash.

(4)

Bonus amounts for 2003 consist of cash bonuses paid to Messrs. Patterson, Hoffman, Del Vecchio and Waites for services performed in 2003. In addition, in 2003, Mr. Baron received leasing commissions of $148,873 in cash.

(5)	Granted pursuant to our share incentive plan which was terminated on July 1, 2005 as part of the Acquisition.

(6)

Includes employer matching to the operating partnership’s 401(k) Plan. The amount shown in 2005 for Messrs. Patterson, Hoffman, Bucheleres, Del Vecchio, Waites and Baron include amounts paid pursuant to the respective Named Executive’s employment or severance agreement as a result of our change-in-control in connection with our acquisition by Lightstone.

Employment Agreements

On June 1, 2005, Prime Office entered into employment agreements dated as of May 31, 2005 with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Executive Vice President, General Counsel and Secretary. On July 1, 2005, in connection with the completion of the Acquisition, we and the Operating Partnership, adopted and assumed the two employment agreements.

The new employment agreements, which are based on the same form as the prior employment agreements between us and Messrs. Patterson and Hoffman, provide for initial base salaries of $412,000 and $226,600, respectively, and the opportunity for the executives to earn annual bonus compensation as set forth in the respective employment agreement. Mr. Patterson’s agreement provides for an annual bonus based on increases in the net operating income for our properties, subject to a minimum annual bonus of $500,000 for calendar years 2005, 2006 and 2007. The employment agreements each have a thirty month term and automatically renew for successive one year terms, unless either party gives written notice of termination to the other party. The new employment agreements required us to pay to the executives at the closing of the Acquisition, certain "change of control" payments in accordance with the prior employment agreements between us and the executives.

The new employment agreements provide that if either agreement is terminated by (i) us "without cause" (as defined in the agreements), (ii) us in the event of the executive’s "disability" (as defined in the agreements), (iii) the respective executive within specified time periods following the occurrence of a "change of control" and (a) a resulting "diminution event" (as each term is defined in the agreements) or (b) a resulting relocation of the respective executive’s office to a location more than twenty-five miles from its current location, (iv) by the respective executive for "good reason" (as defined in the agreements) or (v) automatically upon the respective executive’s death, the applicable executive shall be entitled to a lump sum termination payment equal to the aggregate base compensation payable to the executive over the remainder of the employment term as in effect immediately prior to the effective date of the termination.

The new employment agreements also subject the executives to certain confidentiality obligations and non-solicitation restrictions, and in the case of Mr. Patterson certain non-competition restrictions, all as more fully set forth in the agreements. Mr. Patterson’s agreement also grants him an option for eighteen months after the closing date of the Acquisition to acquire up to 3.5% of the membership interests in Prime Office on substantially the same economic terms as Prime Office’s other initial equity investors.

As part of the Acquisition, Messrs. Patterson, Hoffman, Del Vecchio, Waites, Baron and Bucheleres received change-in-control payments pursuant to the terms of the existing employment agreements of Messrs. Patterson and Hoffman and the then existing severance agreements or letters for the benefit of Messrs. Del Vecchio, Waites, Baron and Bucheleres. Further, upon the closing of the Acquisition, the severance agreements were terminated.

Option Grants, Exercises and Holdings

We did not grant any options to purchase our common shares to the Named Executives during 2005. Further, as of December 31, 2005, the Named Executives did not hold any options to purchase our common shares. As part of the terms of his employment agreement, Mr. Patterson was granted an option to acquire up to 3.5% of the membership interests in Prime Office on substantially the same economic terms as Prime Office’s other initial equity investors. See " – Employment Agreements" for more information regarding Mr. Patterson’s employment agreement.

Compensation of Trustees

We pay our trustees who are not our employees or affiliated with us a fee for their services as trustees. Such persons receive annual compensation of $26,000 plus a fee of $1,000 for attendance at each meeting of the Board and $500 for attendance at each committee meeting. In addition, our trustees receive reimbursement of all travel and lodging expenses related to their attendance at both Board and committee meetings. Members of the audit committee receive an additional $10,000 per year (which is currently being paid to Messrs. Whittemore, Sabin and Tominus), plus an additional $5,000 per year for the chairman of the audit committee (Mr. Whittemore). Mr. Patterson is the Company’s President and Chief Executive Officer and his annual base compensation is $412,000 per year.

Our trustees who resigned in connection with the Acquisition on July 1, 2005 received the compensation referred to above for attendance at each meeting of the Board and each committee meeting and received an annualized portion of the annual compensation for their six months of service in 2005 as members of our Board and its various committees. Further, in 2005, Mr. Douglas Crocker III, the Chairman of our Board until July 1, 2005, received $37,500 in additional compensation for his role as the Board’s lead trustee in connection with the Board’s review of strategic alternatives.

Compensation Committee Interlocks and Insider Participation

Our Board is charged with determining compensation for our executive officers. No executive officer of ours served as a (i) member of the compensation committee of another entity in which one of the executive officers of such entity served on our Board or (ii) director of another entity in which one of the executive officers of such entity served on our Board, during the year ended December 31, 2005.

Compensation Report

Because only our Series B Shares are listed on the NYSE, we are not required to have a separate compensation committee of the board under applicable NYSE listing requirements. We submit to the full Board for ratification and approval the compensation program for our President and Chief Executive Officer (the "CEO"), except in cases where his compensation has already been set pursuant to the terms of an employment agreement which was previously approved by the Board. In addition, our Board approves our annual budgets and business plan which includes the budgeted accrual for employee compensation for each year.

Our compensation philosophy is based on aligning management objectives with those of our shareholder. Accordingly, the employment agreements for both Jeffrey A. Patterson, our CEO, and Daniel J. Nikitas, our Executive Vice President of Leasing, provide that annual bonuses may be earned by each of them based on increases in the net operating income of our properties, and, in the case of our CEO, subject to a minimum annual bonus of $500,000 per year in calendar years 2005 through 2007. In addition, these officers’ employment agreements allow them to acquire membership interests in Prime Office on substantially the same terms as our existing shareholder’s other initial equity investors. Finally, a significant portion of Mr. Nikitas’ compensation is tied to the execution of leases at our properties.

We believe that, through the foregoing employment agreements, the financial interests of our key executives are as a whole aligned with the interests of our shareholder. Annual salary increases and bonuses for our other officers and employees are determined based upon a review of their individual performance and the performance of their relevant departments during the year. Throughout 2005, we had employment agreements with certain of our senior executives. See " – Employment Agreements" for more information regarding these employment agreements.

Mr. Patterson was named the Company’s President and Chief Executive Officer in August, 2004. Mr. Patterson’s annual base salary was $412,000 for calendar year 2005 and pursuant to the terms of his employment agreement was increased by 3% to $424,360 for calendar year 2006. Pursuant to the terms of his employment agreement, Mr. Patterson received an annual bonus of $500,000 for 2005.

BOARD OF TRUSTEES

David Lichtenstein

Jeffrey A. Patterson

John M. Sabin

Michael Schurer

Shawn R. Tominus

Bruno de Vinck

George R. Whittemore

Performance Graph

The following performance graph compares our performance to the Standard and Poors’ 500 Stock Index (the "S&P 500 Index") and the National Association of Real Estate Investment Trusts’ Equity Index (the "NAREIT Equity Index"). Share price performance for years ended December 31, 2001, 2002, 2003 and 2004 and the period ending July 1, 2005, the last day our common shares were listed on the NYSE, is not necessarily indicative of future results. All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of any dividends.

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	7/01/05

Company	$100.00	$73.26	$36.59	$49.77	$51.04	$66.22
NAREIT	100.00	113.93	118.29	162.21	213.43	229.15
S&P 500	100.00	86.96	66.64	84.22	91.79	90.47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Security Holders Of The Company

As more fully described in "Item 1—Business—Background and General", on July 1, 2005, in connection with the Acquisition, all of our common shares outstanding prior to the transaction were acquired by Prime Office whose principal business address is 326 third Street, Lakewood, New Jersey 08701 and all options to acquire our common shares were cancelled. Prime Office is owned indirectly by David Lichtenstein, the Chairman of our Board.

The following table furnishes information, as of March 15, 2006, as to common units of our Operating Partnership, in each case which are beneficially owned by each trustee, each Named Executive and trustees and executive officers as a group. Unless otherwise indicated in the footnotes to the tables, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power.

	Number of Common Units of Prime Group	Percent of All Common Units
Name and Address of Beneficial Owner	Realty L.P. Beneficially Owned(1)	of Prime Group Realty, L.P.

David Lichtenstein (2)	26,724,872	100%
Jeffrey A. Patterson	(3)	(3)
James F. Hoffman	–	–
John F. Bucheleres	–	–
Paul G. Del Vecchio	–	–
Randel S. Waites	–	–
Steven R. Baron	–	–
John M. Sabin	–	–
Michael Schurer	–	–
Shawn R. Tominus	–	–
Bruno de Vinck	–	–
George R. Whittemore	–	–
Our trustees and executive officers as a group (12 persons)	26,724,872	100

(1)

The ownership of common units of our Operating Partnership presented in this table is derived from the transfer records maintained by the Operating Partnership based on information provided by the limited partners.

(2)

Mr. Lichtenstein controls (i) Prime Office which owns 78.49% of the common units of limited partner interest in the Operating Partnership and 100% of our common shares and (ii) Park Avenue Funding, LLC, which owns 20.6% of the common units of limited partner interest in the Operating Partnership.

(3)	Mr. Patterson has been granted an option to purchase up to 3.5% of the membership interests in Prime Office in the form of common units of limited partner interest or similar units.

Except as described above and except for the option to purchase 1.0% of the membership interests in Prime Office held by Mr. Daniel J. Nikitas, our Executive Vice President—Leasing, none of our trustees or executive officers own any shares of any other class of our equity securities or equity securities of any of our parent or our subsidiaries.

Equity Compensation Plan Information

As of December 31, 2005, we do not have any common shares that may be issued upon the exercise of options, warrants and rights under our share incentive plan since our share incentive plan was terminated as a part of the Acquisition on July 1, 2005. The Company has no other compensation plans pursuant to which common shares may be issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

In connection with the contribution of certain properties during our initial public offering, we entered into tax indemnification agreements with certain principals affiliated with Mr. Edward S. Hadesman, a former executive officer, and certain principals affiliated with Mr. Stephen J. Nardi, the former Chairman of our Board. These agreements expired upon the closing of the Acquisition. See Note 15 Commitments and Contingencies —Tax Indemnities to our Consolidated Financial Statements for a discussion of payments made pursuant to these agreement in 2005.

In connection with Mr. Nardi’s resignation as the Chairman of our Board on August 3, 2004, we provided to Mr. Nardi complementary office space in our IBM Plaza property for six months. This six-month term expired in February 2005. We then executed a one-year lease with an affiliate of Mr. Nardi that expired on February 3, 2006. Mr. Nardi has paid rent through the expiration of the term and has vacated the premises.

As of December 31, 2004, we had a receivable of approximately $0.9 million from Mr. Nardi and certain of his affiliates, representing rent receivable on our 1051 N. Kirk Road property due under a master lease agreement with us for the period from October 2001 through March 31, 2003. Payments of rent per the agreement are to be deducted from common unit distributions made to Mr. Nardi and his affiliates. Because there were no common unit distributions for this year, no payments were applied to the outstanding balance and rent continued to accrue under the master lease at the rate of approximately $48,000 per month until March 31, 2003, the date on which the master lease expired. The Company recorded an accounts receivable reserve (included in strategic alternative costs) in 2004 for $0.9 million. The receivable relates to a prior master lease obligation with Mr. Nardi, and is payable from future common dividends/distributions. Due to the uncertainty of future dividend/distribution payments as a result of our pursuit of strategic alternatives, a reserve for the full amount of this receivable was established. As a result of the Acquisition, this receivable was written off.

Martha A. Rendino, our Manager–Application Support, is the spouse of Roy P. Rendino, previously our Senior Vice President–Finance and Chief Accounting Officer until July 2005. In 2005, Ms. Rendino was paid $119,480, earned benefits and other compensation of $2,342 and earned bonuses of $19,228. During his employment with us Mr. Rendino was not involved in decisions pertaining to Ms. Rendino’s compensation.

Item 14. Principal Accountant Fees and Services.

Audit And Non-Audit Fees

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Grant Thornton LLP		Ernst & Young LLP		Total
	2005	2004	2005	2004	2005	2004

Audit Fees	$222,000	$–	$58,500	$1,027,425	$280,500	$1,027,425
Audit-Related
Fees	57,500	–	98,000	149,700	155,500	149,700
Tax Fees	14,825	–	334,392	293,504	349,217	293,504
All Other Fees	–		–	–	–	–
	294,325	–	490,892	1,470,629	785,217	1,470,629

Neither Ernst & Young LLP, our independent registered public accounting firm until October 2005, nor Grant Thornton LLP, our independent registered accounting firm from October 2005, provided any financial information systems design and implementation services during 2005 or 2004. Audit-related services generally include fees for 401(k) plan and individual property audits, due diligence, technical consulting and transaction structuring. Tax services generally relate to a review of tax returns prior to filing, tax consultation and transaction structuring.

The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee has pre-approved the use of Grant Thornton LLP, and had pre-approved prior to October 5, 2005, Ernst & Young LLP, for detailed, specific types of services within the following categories of non-audit services: certain tax related services (including tax compliance matters, REIT compliance, federal state and local tax audits, private letter rulings, technical tax guidance and corporate acquisition, disposition and partnership tax matters); registration statements and related matters; debt covenant compliance letters; technical accounting guidance; internal control documentation; and SEC comment letters. Further, the audit committee has required management to report to it on an annual basis (or as more frequently as the audit committee may request) the specific engagements of our independent registered public accounting firm pursuant to the pre-approval policies and procedures. All engagements of either Grant Thornton LLP or Ernst & Young LLP related to the audit-related fees and tax fees disclosed in the table above for 2004 and 2005 were eligible to be approved pursuant to our pre-approval policies, though some engagements were specifically approved by the audit committee prior to the commencement of the engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-6

Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-7

Consolidated Statements of Cash Flows for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

The following financial statement schedule is included in Item 15(c)

Schedule III – Real Estate and Accumulated Depreciation of Prime Group Realty Trust as of December 31, 2005	F-52

Financial Statements of Significant Subsidiary	F-57

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description

2.1

Purchase Agreement dated as of August 2, 2004 by and between CenterPoint Properties Trust and Prime Group Realty, L.P., as filed as exhibit 99.2 to our Current Report on Form 8-K (filed August 6, 2004, File No. 001-13589) and incorporated herein by reference.

2.2

First Amendment to Purchase Agreement dated as of October 8, 2004 by and between Prime Group Realty, L.P. and CenterPoint Properties Trust, as filed as exhibit 99.3 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

3.1

Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as amended by Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust and the First Amendment to Amended and Restated Declaration of Trust.

3.2	Amended and Restated Bylaws of Prime Group Realty Trust, as amended by the First Amendment to Amended and Restated Bylaws and the Second Amendment to Amended and Restated Bylaws.
3.3

Second Amended and Restated Agreement of Limited Partnership of Prime Group Realty, L.P. dated as of July 1, 2005, as filed as exhibit 3.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.1

Loan Agreement dated as of March 10, 2003 between Lehman Brothers Bank FSB and 330 N. Wabash Avenue, L.L.C., as filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

10.2

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

10.6

Mezzanine Loan Agreement dated as of May 28, 2003 between Lehman Brothers Holdings Inc. and 330 N. Wabash Mezzanine, L.L.C., as filed as Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.7

Promissory Note dated as of May 28, 2003 from 330 N. Wabash Mezzanine, L.L.C. in favor of Lehman Brothers Holdings Inc., as filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.8

Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.9

Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.10

Guaranty dated as of May 28, 2003 by Prime Group Realty, L.P. for the benefit of Lehman Brothers Holdings Inc., as filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.11

Amendment to Loan Agreement dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB, as filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.12

Omnibus Amendment to Loan Documents dated as of May 28, 2003 between 330 N. Wabash Avenue, L.L.C. and Lehman Brothers Bank FSB, as filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.13

Amendment to Guaranty dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.14

Termination of $4,000,000 Mortgage Guaranty Note dated as of May 28, 2003 between Prime Group Realty, L.P. and Lehman Brothers Bank FSB, as filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

10.15

Amended and Restated Limited Liability Company Agreement of Dearborn Center, L.L.C. dated as of October 8, 2003 between UST XI Dearborn, Ltd. and Prime Group Realty, L.P., as filed as Exhibit 99.3 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.16

Management and Leasing Agreement dated as of October 8, 2003 by and between Dearborn Center, L.L.C. and Prime Group Realty Services, Inc., as filed as Exhibit 99.4 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.17

Indemnification Agreement dated as of October 8, 2003 by Prime Group Realty, L.P. for the benefit of UST XI Dearborn, Ltd. and Dearborn Center, L.L.C., as filed as Exhibit 99.6 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.18

Existing Tenant Improvements and Citadel Cash Escrow Agreement dated as of October 8, 2003 among Prime Group Realty, L.P., UST XI Dearborn, Ltd., Dearborn Center, L.L.C. and Near North Title Insurance Company, as filed as Exhibit 99.7 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.19

Promissory Note dated as of October 1, 2003 from Dearborn Center, L.L.C. to Landesbank Hessen-Thuringen Girozentrale, as filed as Exhibit 99.8 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.20

Loan Agreement dated as of October 1, 2003 by and between Dearborn Center, L.L.C. and Landesbank Hessen-Thuringen Girozentrale, as filed as Exhibit 99.9 to our Current Report on Form 8-K (filed October 23, 2003, File No. 001-13589) and incorporated herein by reference.

10.21

Environmental Escrow Agreement dated as of October 8, 2004 by and among Prime Group Realty, L.P., CenterPoint Properties Trust and Chicago Title and Trust Company, as filed as exhibit 99.4 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference

10.22

Escrow Agreement dated as of October 8, 2004 by and among CenterPoint Properties Trust and Prime Group Realty, L.P. and Chicago Title and Trust Company, as filed as exhibit 99.5 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

10.23*

Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Randel S. Waites, as filed as exhibit 10.3 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.24*

Amended and Restated Severance Agreement dated as of October 21, 2004 by and among Prime Group Realty Trust, Prime Group Realty, L.P. and Paul Del Vecchio, as filed as exhibit 10.5 to our Current Report on Form 8-K (filed October 22, 2004, File No. 001-13589) and incorporated herein by reference.

10.25

Agreement and Plan of Merger dated as of October 27, 2004 by and among Prime/Mansur Investment Partners, LLC, Cumberland Blues Merger Sub, LLC, Cumberland Blues, LLC, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed October 28, 2004, File No. 001-13589) and incorporated herein by reference.

10.26

Termination and Release Agreement dated as of November 9, 2004 by and between The Prime Group, Inc., Prime Group Partners, LLC and Prime Group Realty, LP., as filed as exhibit 10.81 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (No. 333-115640) and incorporated herein by reference.

10.27

Agreement and Plan of Merger dated as of February 17, 2005 by and among Prime Office Company, LLC, Prime Office Merger Sub LLC, Prime Office Merger Sub I, LLC, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed February 17, 2005, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.28

Loan Agreement dated as of May 5, 2005 among LaSalle Bank National Association and Continental Towers Associates-I, L.P. and SunAmerica Life Insurance Company, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.29

Subordination and Intercreditor Agreement dated as of May 5, 2005 between SunAmerica Life Insurance Company and Prime Group Realty, L.P., as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.30

Environmental Indemnity Agreement dated as of May 5, 2005 by LaSalle Bank National Association, Continental Towers Associates-I, L.P. and Prime Group Realty, L.P. for the benefit of SunAmerica Life Insurance Company, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.31

Guaranty of Recourse Obligations dated as of May 5, 2005 by Prime Group Realty, L.P. in favor of SunAmerica Life Insurance Company, as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.32

Promissory Note dated as of May 5, 2005 from LaSalle Bank National Association and Continental Towers Associates-I, L.P. to SunAmerica Life Insurance Company, as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.33

Settlement and Release dated as of May 18, 2005 by and among Prime/Mansur Investment Partners, LLC, Cumberland Blues Merger Sub, LLC, Cumberland Blues, LLC, The Prime Group, Inc. Prime Partners, LLC, Prime Group Realty Trust, and Prime Group Realty, L.P., as filed as exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.34

Sale and Purchase Agreement dated as of May 18, 2005 by and between LaSalle-Adams, L.L.C. and Prime/Mansur Investment Partners, LLC, as filed as exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.35

Thistle Interest Option Agreement dated as of by and between Phoenix Office, L.L.C. and Prime/Mansur Investment Partners, LLC, as filed as exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.36*

Amended and Restated Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and Jeffrey A. Patterson, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.37*

Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and James F. Hoffman, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.38*

Employment Agreement dated as of August 31, 2005 by and between Prime Group Realty Trust, Prime Group Realty, L.P., Prime Office Company, LLC and Daniel J. Nikitas, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

Exhibit Number	Description
10.39

Loan Agreement dated as of December 30, 2005 between Prime Dearborn Equities LLC and IPC Investments Holdings Canada Inc. as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.40

Investment Agreement dated December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.41

First Amendment to Investment Agreement dated as of December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.42

Note dated as of December 30, 2005 from Prime Dearborn Equities LLC to IPC Investments Holdings Canada Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.43

Guarantee of Interest and Recourse Obligations dated as of December 30, 2005 between Prime Group Realty, L.P. and IPC Investments Holdings Canada, Inc., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.44

Loan Agreement dated as of January 10, 2006 between PGRT Equity LLC and Citicorp USA, Inc., as filed as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.45

Guaranty dated as of January 10, 2006 by David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.46

Promissory Note dated as of January 10, 2006 from PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.47

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of January 10, 2006 by 280 Shuman Blvd., L.L.C. to and for the benefit of Citicorp USA, Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.48

Amended and Restated Tax Indemnity Agreement dated as of January 10, 2006 by and among Prime Group Realty, L.P., Roland E. Casati, Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.49

Assumption, Consent and Modification Agreement dated as of January 10, 2006 by and among Chicago Title Land Trust Company, as trustee under Land Trust Numbers 40935 and 5602, Continental Towers Associates-I, L.P., Continental Towers, L.L.C., SunAmerica Life Insurance Company, Prime Group Realty, L.P. and Prime Group Management, LLC, as filed as exhibit 10.6 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.50

Assumption Agreement dated as of January 10, 2006 among Prime Group Realty, L.P. Chicago Title Land Trust Company, as trustee under Land Trust Numbers 40935 and 5602, Continental Towers Associates-I, L.P., Continental Towers, L.L.C., Richard A. Heise and Roland E. Casati, as filed as exhibit 10.7 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.51

Co-Ownership Agreement dated as of January 10, 2006 by and among Continental Towers Associates-I, L.P. and Continental Towers, L.L.C., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

16.1

Letter dated as of October 6, 2005 from Ernst & Young LLP to the Securities and Exchange, as filed as exhibit 16.1 to our Current Report on Form 8-K (filed October 7, 2005, File No. 001-13589) and incorporated herein by reference.

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Auditors.
31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Senior Vice President—Capital Markets of Registrant.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of the Board of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Senior Vice President—Capital Markets of Registrant.

_____________________

*              Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(b) of the Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

PRIME GROUP REALTY TRUST

By: /s/ Jeffrey A. Patterson
Jeffrey A. Patterson

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson	President, Chief Executive Officer and Trustee	March 15, 2006
Jeffrey A. Patterson

/s/ Paul G. Del Vecchio	Senior Vice President—Capital Markets	March 15, 2006
Paul G. Del Vecchio	(Principal Financial Officer)

/s/ John A. Los	Vice President Corporate Accounting	March 15, 2006
John A. Los	(Principal Accounting Officer)

/s/ Bruno de Vinck	Trustee	March 15, 2006
Bruno de Vinck

/s/ David Lichtenstein	Chairman of the Board of Trustees	March 15, 2006
David Lichtenstein

/s/ John M. Sabin	Trustee	March 15, 2006
John M. Sabin

/s/ Michael M. Schurer	Trustee	March 15, 2006
Michael M. Schurer

/s/ Shawn R. Tominus
Shawn R. Tominus	Trustee	March 15, 2006

/s/ George R. Whittemore
George R. Whittemore	Trustee	March 15, 2006

PRIME GROUP REALTY TRUST

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-6

Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-7

Consolidated Statements of Cash Flows for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the years ended December 31, 2004 and 2003

F-8

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule

The following financial statement schedule is included in Item 15(c)

Schedule III – Real Estate and Accumulated Depreciation of Prime Group Realty Trust as of December 31, 2005	F-52

Financial Statements of Significant Subsidiary	F-57

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying consolidated balance sheet of Prime Group Realty Trust (the ”Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Group Realty Trust as of December 31, 2005 and the results of its operations and its cash flows for the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company) in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Prime Group Realty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

Chicago, Illinois

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and

Shareholders of Prime Group Realty Trust

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Group Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Prime Group Realty Trust maintained, in all material respects effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company) of Prime Group Realty Trust and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

Chicago, Illinois

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying consolidated balance sheet of Prime Group Realty Trust as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of Prime Group Realty Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Chicago, Illinois

February 21, 2005,

except for Notes 9 and 10, as to which the date is

February 24, 2006

PRIME GROUP REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	Company	Company
	December 31 2005	December 31 2004
	(dollars in thousands, except share and per
Assets	share amounts)
Real estate:
Land	$92,220	$111,770
Building and improvements	335,951	443,066
Tenant improvements	43,200	54,325
Furniture, fixtures and equipment	521	9,898
	471,892	619,059
Accumulated depreciation	(11,142)	(94,252)
	460,750	524,807
In-place lease value, net	39,912	–
Above-market lease value, net	30,638	–
Property under development	1,501	1,588
	532,801	526,395

Property held for sale	–	67,133
Investments in unconsolidated entities	111,197	26,088
Cash and cash equivalents	17,609	71,731
Receivables, net of allowance for doubtful accounts of $1,086 and $1,985 at December 31, 2005 and December 31, 2004, respectively:
Tenant	1,915	593
Deferred rent	2,184	16,809
Other	1,724	2,161
Restricted cash escrows	96,654	40,232
Deferred costs, net	5,220	13,441
Other	2,617	2,780
Total assets	$771,921	$767,363

Liabilities and Shareholders’ Equity
Mortgage notes payable	$452,965	$384,855
Mortgage notes payable related to property held for sale	–	42,590
Liabilities related to property held for sale	–	6,188
Accrued interest payable	1,796	1,324
Accrued real estate taxes	22,389	22,458
Accrued tenant improvement allowances	11,792	4,266
Accounts payable and accrued expenses	6,527	8,695
Liabilities for leases assumed	7,618	9,957
Below-market lease value, net	16,195	–
Deficit investment in unconsolidated entity	–	4,087
Dividends payable	2,250	2,250
Other	9,136	16,115
Total liabilities	530,668	502,785
Minority interests:
Operating Partnership	135,851	19,154
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 and 23,671,996 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	2	236
Additional paid-in capital	106,239	381,293
Accumulated other comprehensive income (loss)	2	(468)
Distributions in excess of earnings	(881)	(135,677)
Total shareholders’ equity	105,402	245,424
Total liabilities and shareholders’ equity	$771,921	$767,363

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands except per share amounts)
Revenue:
Rental	$26,982	$26,676	$55,163	$73,669
Tenant reimbursements	17,624	17,580	35,564	44,032
Other property revenues	1,768	1,929	3,513	4,090
Services Company revenue	2,181	1,993	4,374	2,923
Total revenue	48,555	48,178	98,614	124,714

Expenses:
Property operations	13,535	12,769	25,028	29,298
Real estate taxes	11,056	11,137	20,927	25,027
Depreciation and amortization	20,133	9,919	19,534	26,105
General and administrative	2,941	4,767	10,426	9,681
Services Company operations	1,593	2,469	3,768	2,582
Provision for asset impairment	–	−	−	1,948
Severance costs	218	176	322	701
Strategic alternative costs	–	10,288	2,374	485
Total expenses	49,476	51,525	82,379	95,827
Operating (loss) income	(921)	(3,347)	16,235	28,887
Loss from investments in unconsolidated joint ventures	(6,998)	(6,024)	(14,878)	(2,249)
Interest and other income	1,271	1,325	1,617	1,296
Interest:
Expense	(13,322)	(12,046)	(25,106)	(44,423)
Amortization of deferred financing costs	(25)	(1,263)	(1,616)	(6,906)
Accretion of mortgage note payable	927	−	−	−
Loss from continuing operations before minority interests	(19,068)	(21,355)	(23,748)	(23,395)
Minority interests	23,362	2,973	3,766	7,308
Income (loss) from continuing operations	4,294	(18,382)	(19,982)	(16,087)
Discontinued operations, net of minority interests of $(3,229), $1,334, $(1,181) and $(7,367) for the six months ended December 31, 2005, for the six months ended June 30, 2005 and in 2004 and 2003, respectively	28	(10,263)	9,092	(19,484)
Income (loss) before (loss) gain on sales of real estate	4,322	(28,645)	(10,890)	(35,571)
(Loss) gain on sales of real estate, net of minority interests of $225, $(1,179), $64 and $84 for the six months ended December 31, 2005, for the six months ended June 30, 2005 and in 2004 and 2003, respectively	(3)	9,074	(493)	(646)
Net income (loss)	4,319	(19,571)	(11,383)	(36,217)
Net income allocated to preferred shareholders	(4,500)	(4,500)	(9,000)	(9,000)
Net loss available to common shareholders	$(181)	$(24,071)	$(20,383)	$(45,217)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.87)	$(0.97)	$(1.22)	$(1.25)
Discontinued operations, net of minority interests	0.12	(0.43)	0.38	(0.97)
(Loss) gain on sales of real estate, net of minority interests	(0.01)	0.38	(0.02)	(0.03)
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.76)	$(1.02)	$(0.86)	$(2.25)

Comprehensive income (loss):
Net income (loss)	$4,319	$(19,571)	$(11,383)	$(36,217)
Other comprehensive loss – interest rate protection agreements
Net unrealized gains (losses) arising during the year	2	39	(145)	(63)
Equity in unrealized gains arising during the year – unconsolidated entities	–	–	–	2,542
Losses reclassified into earnings from other comprehensive income – unconsolidated entities	–	–	2,594	612
Comprehensive income (loss)	$4,321	$(19,532)	$(8,934)	$(33,126)

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005,

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

				Accumulated
	Series B Preferred Shares	Common	Additional Paid-In	Other Comprehensive	(Distributions in Excess of)
		Shares	Capital	Loss	Retained Earnings	Total
	(dollars in thousands, except for share/unit and per share amounts)

Balance at January 1, 2003	$40	$157	$330,327	$(6,008)	$(79,077)	$245,439
Conversion of 7,980,899 common units to common shares (one for one)	–	79	50,852	–	–	50,931
Amortization of restricted stock awards	–	–	94	–	–	94
Net loss	–	–	–	–	(36,217)	(36,217)
Net unrealized gain on derivative instruments	–	–	–	3,091	–	3,091
Balance at December 31, 2003	$40	$236	$381,273	$(2,917)	$(115,294)	$263,338
Amortization of restricted stock awards	–	−	20	−	−	20
Net loss	–	−	−	−	(11,383)	(11,383)
Series B – preferred share dividends declared ($2.25 per share)	–	–	–	–	(9,000)	(9,000)
Net unrealized gain on derivative instruments	−	−	−	2,449	−	2,449
Balance at December 31, 2004	$40	$236	$381,293	$(468)	$(135,677)	$245,424
Net loss Predecessor Company	–	−	−	−	(19,571)	(19,571)
Series B – preferred share dividends declared ($2.25 per share)	–	–	–	–	(4,500)	(4,500)
Net unrealized gain on derivative instruments	−	−	−	39	−	39
Balance at June 30, 2005	$40	$236	$381,293	$(429)	$(159,748)	$221,392
Impact of applying push down accounting	(40)	(236)	(381,293)	429	159,748	(221,392)
Opening balance at date of Acquisition – July 1, 2005	40	2	105,539	–	–	105,581
Accretion of fair value of preferred stock	–	–	700	–	(700)	–
Net income Successor Company	–	−	−	−	4,319	4,319
Series B – preferred share dividends declared ($2.25 per share)	–	–	–	–	(4,500)	(4,500)
Net unrealized gain on derivative instruments	−	−	−	2	−	2
Balance at December 31, 2005	$40	$2	$106,239	$2	$(881)	$105,402

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
Operating activities		(dollars in thousands)
Net income (loss)	$4,319	$(19,571)	$(11,383)	$(36,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(927)	–	–	–
Amortization of discount on notes payable	–	–	–	343
Amortization of costs for leases assumed (included in rental revenue)	52	138	288	2,968
Amortization of above/below-market lease value (included in rental revenue)	1,762	–	−	−
Amortization of in-place lease value	8,956	–	−	−
Gain on sales of real estate (loss (gain) of $6, $(709), $(10,287) and $(2,348) for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended 2004 and 2003, respectively, included in discontinued operations)	(170)	(10,558)	(5,382)	(1,618)
Depreciation and amortization (including discontinued operations)	11,193	12,075	29,558	42,575
Provision for asset impairment (asset impairments of $15,074 in 2005 and $43,405 in 2003 included in discontinued operations)	–	15,074	–	45,353
Net equity in loss from investments in unconsolidated joint ventures	6,998	6,024	14,878	2,249
Minority interests (including discontinued operations and gain on sales of real estate)	(33,068)	(3,173)	(2,649)	(25)
Changes in operating assets and liabilities (including discontinued operations):
(Increase) decrease in receivables	(2,518)	545	(4,462)	(232)
(Decrease) increase in allowance for doubtful accounts	(713)	(186)	1,726	(1,015)
(Increase) decrease in other assets	(51)	224	727	(77)
Increase (decrease) in accrued interest payable	137	178	(65)	(5,553)
(Decrease) increase in accrued real estate taxes	(1,102)	685	(595)	4,631
Increase (decrease) in accounts payable and accrued expenses	245	(153)	(4,575)	5,223
Increase (decrease) in other liabilities	6,655	(7,961)	4,042	(2,194)
Net cash provided by (used in) operating activities	1,768	(6,659)	22,108	56,875
Investing activities
Expenditures for real estate and equipment	(4,612)	(5,457)	(15,950)	(104,472)
Proceeds received under environmental indemnification	–	–	3,100	–
Proceeds from sales of real estate	3,063	10,397	134,169	430,254
(Increase) decrease in restricted cash escrows (including discontinued operations)	(57,637)	378	3,424	(13,483)
Leasing costs	(3,073)	(3,360)	(7,761)	(20,201)
Loan to unconsolidated joint venture	–	–	(588)	–
Distributions from unconsolidated joint ventures, net	3,933	300	219	4,634
Net cash (used in) provided by investing activities	(58,326)	2,258	116,613	296,732

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Financing activities
Financing costs	$(1,367)	$(1,090)	$(755)	$(4,838)
Proceeds from mortgage notes payable	55,000	75,000	67,000	195,000
Repayment of mortgage notes payable	(1,110)	(67,096)	(159,093)	(318,763)
Proceeds from construction financing	–	−	−	97,155
Repayment of construction financing	–	–	–	(305,353)
Distributions to minority interests—operating partnership	(29,735)	–	–	–
Dividends paid to Series B – preferred shareholders	(18,000)	(4,500)	(6,750)	–
Dividends paid to common shareholder	(265)	–	–	–
Net cash provided by (used in) financing activities	4,523	2,314	(99,598)	(336,799)
Net (decrease) increase in cash and cash equivalents	(52,035)	(2,087)	39,123	16,808
Cash and cash equivalents at beginning of period	69,644	71,731	32,608	15,800
Cash and cash equivalents at end of period	$17,609	$69,644	$71,731	$32,608

Supplemental cash flow information for net assets sold:

Real estate, net	$48,598	$590	$156,487	$435,784
Deferred rent receivable	–	−	3,426	3,222
Deferred costs, net	1,716	–	2,507	38,963
Restricted escrows	1,548	–	27,198	2,526
Mortgage notes payable assumed by buyer	(45,977)	–	(28,382)	−
Bonds payable assumed by buyer	–	−	(24,900)	−
Accrued real estate taxes	(3,055)	–	(5,173)	(9,644)
Other liabilities and assets, net	(2,506)	–	(6,724)	1,908
Net assets	324	590	124,439	472,759
Equity investment in unconsolidated entity retained(1)	–	−	–	(44,123)
Net assets sold	324	590	124,439	428,636
Proceeds from sales of real estate	–	10,397	134,169	430,254
Gain on sales of real estate(2)	$324	$9,807	$9,730	$1,618

(1)	Represents our 30.0% subordinate common equity in the Dearborn Center joint venture.

(2)

Gain on sales of real estate of $0.0 million, 0.7 million, $10.3 million and $2.3 million are included in discontinued operations for the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, the $10.7 million gain on sales of real estate includes $0.6 million of residual effects related to properties sold in prior years. For the year ended December 31, 2004, the $10.3 million gain on sales of real estate includes $4.3 million of non-cash allocated costs.

Supplemental cash flow information for significant non-cash activity:

Real estate basis reduction due to the exchange of Operating Partnership common units for common shares	$–	$	−	$	−	$(24,614)
Deferred leasing cost reduction due to the exchange of Operating Partnership common units for common shares	–		–		−	(1,272)
Mortgage notes payable reduction through assumption of debt by purchaser of sold properties	45,977		−		28,382	−
Bonds payable reduction through assumption of debt by purchaser of sold property	–		–		24,900	−
	$45,977		$–		$53,282	$(25,886)

Supplemental cash flow information for significant non-cash activity related to Acquisition:

Real estate, net	$30,293	$–	$–	$–
Investments in unconsolidated entities	107,863	–	–	–
Deferred rent receivable	(18,814)	–	–	–
Deferred costs, net	(13,363)	–	–	–
Mortgage notes payable	(10,630)	–	–	–
Other liabilities	(14,820)	–	–	–
Minority interests	(202,270)	–	–	–
Shareholder equity	121,741	–	–	–
	$–	$–	$–	$–

See accompanying notes.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Formation and Organization of the Company

We are a fully-integrated, self-administered, and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we own 6.3 acres of developable land. We also have three joint venture interests in office properties containing an aggregate of 2.6 million net rentable square feet.

Our three joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consist of a 50.0% common interest in a joint venture which owns the 945,792 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois, a 30.0% subordinated common interest in a joint venture which owns the 1,508,068 square foot Citadel Center (formerly known as Bank One Center or Dearborn Center) office building located at 131 South Dearborn Street, Chicago, Illinois, and a 23.1% common interest in a joint venture that owns a 101,006 square foot office building located in Phoenix, Arizona.

We were organized in Maryland on July 21, 1997 as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.

Prior to our acquisition (the “Acquisition”) by an affiliate of The Lightstone Group, LLC (“Lightstone”), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued (the ”Predecessor Company”) or (the “predecessor company”). Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares were based upon such distributions we received with respect to our common units and preferred units.

On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price.

1. Summary of Significant Accounting Policies (continued)

Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition.

As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9% or 236,483 of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

Accordingly, the financial statements reflect our operations prior to the Acquisition (predecessor company) and after the Acquisition for the six month period ended December 31, 2005 (successor company).

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9%.

As a result of the closing on December 30, 2005 of a loan from IPC Investments Holding Canada Inc. (“IPC Lender”) to an affiliate of the Company, an affiliate of IPC Lender, IPC Prime Equity, LLC (“IPC Equity”), owns a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership.

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

Investments in corporations and partnerships in which we do not have a controlling financial interest but do have significant influence or a majority interest are accounted for under the equity method of accounting. These entities are reflected on our consolidated financial statements as investments in unconsolidated entities. To the extent that our recorded share of losses exceeds our investment in an unconsolidated corporation or partnership, we reflect a deficit investment as a liability in our consolidated financial statements.

Our consolidated financial statements include our Operating Partnership and the other entities in which we have control or from which we receive all economic benefits. We have significant controlling financial interests in the Continental Towers office building located at 1701 Golf Road in Rolling Meadows, Illinois through our ownership of a second mortgage note secured by this property and we consolidate this property.

Significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

1. Summary of Significant Accounting Policies (continued)

We have one primary reportable segment consisting principally of our ongoing ownership and operation of ten office properties and one industrial property located in the Chicago area and leased through operating leases to unrelated third parties. Substantially all depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

Accounting for the Acquisition

Our Acquisition was at a purchase price of $7.25 per common share/limited partnership unit and was structured in a manner that, after the Acquisition, resulted in Lightstone owning all 236,483 of our common shares and 26,488,389 limited partnership units of the Operating Partnership. As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price for the Acquisition was $204.6 million, which included $10.9 million of transaction costs, in addition to the assumption of debt of $435.2 million and the Series B Shares fairly valued at $93.0 million. For accounting purposes, the total purchase price was reduced by the $30.0 million distribution to our common shareholder, which was paid out of acquired cash, made after the Acquisition on July 5, 2005 and was accounted for as a reduction in Prime Office’s investment in us. The purchase price was allocated as follows, using the methods described below:

(dollars in thousands)
Total Purchase Price	$732,800
Common Share Distribution	(30,000)
Net purchase price	$702,800

Land	$108,656
Building and improvements	357,324
Tenant Improvements	36,515
Furniture, fixtures and equipment	506
In-place lease value	44,875
Above/below-market lease value	15,579
Property under development	1,500
Deferred Costs	12,805
Investments in unconsolidated entities	122,072
Current assets	63,817
Other assets	2,531
Other liabilities	(52,750)
Fair value adjustment to debt	(10,630)
Total allocated purchase price	$702,800

The net assets at the date of the Acquisition, fairly valued as described below, exceeded the cost of the Acquisition resulting in negative goodwill of approximately $50.5 million, which was allocated on a pro rata basis to all of the acquired non-financial, non-current assets. We have refined our methodology of identifying above-market and below-market lease value, which resulted in $11.5 million of additional negative goodwill since our previous disclosure at September 30, 2005.

As a result of the Acquisition and the revaluation of our balance sheet because of the Acquisition, the fair value of the real estate acquired by Lightstone is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases, lease in-place value and the value of tenant relationships, based in each case on their fair

1. Summary of Significant Accounting Policies (continued)

values. Purchase accounting was applied to assets and liabilities related to the Acquisition based upon the fair value of interest acquired.

The fair value of the tangible assets of an acquired property (which includes land, buildings and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using generally accepted methods. In addition, the fair value of our investment in joint ventures is determined by applying our ownership percentage to the new fair value of the property.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the remaining lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The in-place lease value is amortized to expense over the remaining lease term.

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

This transaction was accounted for as a purchase, and consequently, results of operations reflect the new basis of accounting from the date of the Acquisition. The current allocation of the purchase price by Lightstone is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities related to certain contingent tax indemnities.

Real Estate

Real estate assets, including acquired assets, are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3-10 years

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

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets.

The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on our plans for our respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in the recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2005, we believe that no impairments existed. Impairment losses of $15.1 million, $0.0 million and $45.4 million were recognized for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively.

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

1. Summary of Significant Accounting Policies (continued)

Sales of Real Estate

In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, we recognize gains on sale of real estate using the full accrual method upon sale, provided the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. However, when we agree to assume responsibility for re-leasing sold properties for a period beyond the date of sale and where we use estimates to support our intent to mitigate our net liability, we defer recognition of the gain on sale of real estate until such time as we can more reasonably determine our actual liability with executed subleases.

In accordance with SFAS 144, net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in our Consolidated Balance Sheets and Statements of Operations as “discontinued operations” for all years presented.

Property Held for Sale

We evaluate held for sale classification of our owned real estate on a quarterly basis. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once we commit to a plan to sell the property and have initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

On occasion, we will receive unsolicited offers from third parties to buy individual properties. Under these circumstances, we will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Intangible Assets

The above-market lease values and below-market lease values are amortized as an adjustment to rental income over the remaining lease term while in-place lease values are amortized to expense over the remaining lease term.

Intangible assets consist of the following:

	December 31, 2005
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount-Gross	Amortization	Amount - Net
	(dollars in thousands)
In-place lease value	$48,868	$(8,956)	$39,912
Above-market lease value	34,797	(4,159)	30,638
Below-market lease value	(18,632)	2,437	(16,195)
	$65,033	$(10,678)	$54,355

Actual amortization for the six months ended December 31, 2005 and estimates for each of the next five fiscal years is as follows:

	In-Place	Above-market	Below-market
Year ending December 31	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2005	$8,956	$4,159	$(2,437)
2006	11,484	7,215	(4,215)
2007	6,034	6,206	(3,101)
2008	3,971	5,266	(2,485)
2009	3,040	4,811	(1,964)
2010	1,435	2,332	(1,489)

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or tenant improvements as required by certain leases and loan agreements.

Deferred Costs

Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized using the effective interest method over the lives of the related loans. Upon the early extinguishment of debt, remaining deferred financing costs associated with the extinguished debt are fully amortized to interest expense. Leasing commissions, lease assumption costs and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. Our policy is to record a periodic provision for doubtful accounts based on total revenues. We also periodically review specific tenant balances and determine whether an additional allowance is necessary. In recording such a provision, we consider a tenant’s creditworthiness, ability

1. Summary of Significant Accounting Policies (continued)

to pay, probability of collection and consideration of the tenant. The allowance for doubtful accounts is reviewed periodically based upon our historical experience. As a result, we recorded a provision of $0.1 million, $0.3 million, $1.7 million and $0.3 million for the six months ended December 31, 2005, six months ended June 30, 2005 and for years ended 2004 and 2003, respectively. In addition, we had charge off’s of $1.7 million during 2005.

Leases Assumed

In connection with certain tenant leases, we have assumed the liability for the remaining terms of the tenants’ existing leases in their previous location. We have recorded a liability for the difference between the total remaining costs for leases assumed and the expected benefits from actual and estimated future subleasing of the assumed lease obligations. The related incentive to the lessee has been capitalized as a deferred cost and is being amortized as a reduction of rental revenue over the life of the respective lease. The deferred cost and related liability are adjusted prospectively for changes in the estimated benefits from subleases.

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

Interest Rate Protection Agreements

In the normal course of business, we are exposed to the effects of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with our leasing income and other financial assets with interest rates on related debt and to manage the cost of borrowing obligations. These are principally entered into to comply with requirements under certain of our loan agreements.

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

1. Summary of Significant Accounting Policies (continued)

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

Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings, depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent when the hedged items are also recognized in earnings. Since the time of the Acquisition all of our derivative instruments have been marked to their fair value. We do not foresee any material accumulated other comprehensive income being reclassified to earnings during the next twelve months. If a derivative instrument is terminated or the hedging transaction is no longer determined to be effective, amounts held in accumulated other comprehensive income are reclassified into earnings over the term of the future cash outflows on the related debt.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”), established accounting and reporting standards for derivative instruments. Specifically SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Financial Accounting Standards Board also issued guidance on the accounting for options used as hedges under SFAS 133. Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in accumulated other comprehensive loss on the balance sheet. Any unrealized gains or losses due to changes in market value of options, such as interest rate caps, have been recorded in comprehensive loss.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding: (i) common share options were exercised; (ii) limited partner common units in the Operating Partnership were exchanged for common shares; (iii) common share grants were fully-vested and (iv) common share warrants were exercised.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 as amended (“the Code”). As a REIT, we generally will not be subject to federal income tax to the extent that we distribute at least 90.0% of our REIT taxable income to our shareholders. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We account for income taxes payable by Prime Group Realty Services, Inc., a Maryland corporation, and its affiliates (collectively, the “Services Company”), a wholly-owned subsidiary of the Operating Partnership, a taxable REIT subsidiary, in accordance with SFAS No. 109,”Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax-planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

The Services Company recorded a tax provision of $0.6 million during 2005 and at December 31, 2005, had a current and deferred tax liability of $96,000 and $81,000, respectively. During 2004, the Services Company recorded a tax provision of $1.1 million and had a current and deferred tax liability of $34,000 and $30,000, respectively. The Services Company paid income taxes in the amount of $0.2 million for the six months ended December 31, 2005, $0.2 million for the six months ended June 30, 2005, $59,000 for the year ended December 31, 2004 and $0.0 for the year ended December 31, 2003.

Severance Costs

Severance costs of $0.2 million for the six months ended December 31, 2005 and $0.2 million for the six months ended June 30, 2005, primarily related to a reduction of corporate management and support staff. For the year ended December 31, 2004, severance costs of $0.3 million were incurred primarily resulting from the retirement of Mr. Stephen J. Nardi as our Chief Executive Officer and Chairman of our Board. Severance costs for the year ended December 31, 2003 of $0.7 million resulted from the termination of Mr. Louis G. Conforti, our former Chief Financial Officer.

Strategic Alternative Costs

Strategic alternative costs of $10.3 million for the six months ended June 30, 2005 primarily relate to legal, consulting, and professional fees incurred in connection with previously settled litigation.

2. Asset Impairments

We recorded the following provisions for asset impairments:

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)

Operating properties (1)	$–	$–	$–	$900
Property under development (2)	–	–	–	1,048
	–	–	–	1,948
Discontinued operations (3)	–	15,074	–	43,405
	$–	$15,074	$–	$45,353

(1)

In 2003, we admitted a new 70.0% joint venture partner to the joint venture which owns the Citadel Center office building. We recorded an asset impairment of $0.9 million in 2003 representing the difference between our equity in the property and the equity value determined by the acquisition price paid by our joint venture partner for the 70.0% interest, net of estimated transaction costs.

(2)	During 2003 we abandoned or curtailed various development projects and recorded an asset impairment of $1.0 million.

(3)

Discontinued operations for the years ended December 31, 2005 and 2003 include provisions for asset impairment related to properties held for sale or sold. See Note 9 – Discontinued Operations to these Consolidated Financial Statements for a description of these asset impairments.

3. Deferred Costs

Deferred costs consist of the following:

	December 31
	2005	2004
	(dollars in thousands)

Financing costs	$1,329	$8,695
Leasing costs	3,916	17,577
	5,245	26,272
Less: Accumulated amortization	(25)	(12,831)
	$5,220	$13,441

4. Mortgage Notes Payable

Mortgage Notes Payable consisted of the following:

	December 31
	2005	2004
	(dollars in thousands)
Mortgage Notes Payable (1), (2):
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.43% to 12.00% per annum, with principal and interest payable monthly on dates ranging from 2006 through March 1, 2011. The weighted average rates at December 31, 2005 and 2004 were 8.31% and 7.02%, respectively	$182,965	$232,445
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates ranging from LIBOR (4.39% at December 31, 2005) plus 143 basis points to LIBOR plus 570 basis points per annum, with interest payable monthly through May 1, 2008. The weighted average rates at December 31, 2005 and 2004 were 6.90% and 5.25%, respectively	270,000	195,000
Total mortgage notes payable	$452,965	$427,445

(1)

The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2)	All of our operating real estate assets have been pledged as collateral for our mortgage notes payable.

On May 5, 2005, we refinanced the senior loan secured by our Continental Towers office building with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.25%. During the loan refinancing, we received $4.0 million in loan proceeds and $4.9 million was funded into escrow ($3.5 million in leasing escrow and $1.4 million in a tax escrow).

On December 9, 2005, the previously announced sale of our 208 South LaSalle Street property to Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), a joint venture controlled by E. Barry Mansur and including Michael W. Reschke, a former Chairman and a former member of our Board, was completed. The $44.0 million sales price included the assumption of the existing $41.9 million first mortgage held on the building and certain agreed upon prorations. After closing prorations and costs, we received approximately $0.5 million in net proceeds from the sale. As a result of the revaluation of our balance sheet to fair value due to the Acquisition, no gain or loss was recorded on this sale.

On December 30, 2005, our subsidiary, Prime Dearborn Equity LLC (“Prime Dearborn”) entered into a $55.0 million mezzanine loan agreement. This loan is collateralized with a pledge by Prime Dearborn of its right to distributions from the joint venture Dearborn Center, L.L.C. (the ”Dearborn JV”), and a pledge by our Operating Partnership of its rights to management and leasing fees in connection with the management of the property. This loan contained a 2.0% origination fee, matures April 5, 2010 and has an annual interest rate of 12.0% payable to the extent of available cash flow, with minimum payments of 8.0%

4. Mortgage Notes Payable (continued)

the first year of the loan and increasing by 50 basis points each year thereafter, to a maximum of 12.0%. In addition to the repayment of the loan, the lender, IPC Investments Holding Canada Inc. (“IPC Lender”), is entitled to a 12.0% look-back internal rate of return upon the maturity of the loan. An affiliate of IPC Lender, IPC Prime Equity, LLC (“IPC Equity”), received a membership interest in Prime Dearborn from which IPC Equity will be entitled to receive 10.0% of any net sales proceeds in excess of $50.0 million from Prime Dearborn’s interest the Dearborn JV. IPC Equity has also been granted a right of first offer in certain circumstances to purchase Prime Dearborn’s interest in the Dearborn JV in the event Prime Dearborn determines to sell such interest. IPC Equity also received a membership interest in Prime Office. In connection with this membership interest, IPC Equity owns a 12.6% interest in the cash available for distribution derived from Prime Office’s direct ownership of the common limited partnership units of our Operating Partnership. In the event that Prime Dearborn repays all or a portion of the loan before the first anniversary of the loan, IPC Lender shall have the option to use the proceeds of such repayment to purchase up to 33.3% of the membership interests in Prime Office.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

	Notional
	Amount
	as of	Capped
	December 31	LIBOR	Effective	Expiration
Loan Associated with	2005	Rate	Date	Date

IBM Plaza:
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	2/21/03	3/15/06
Continental Towers
First Mortgage	$75,000,000	6.5%	5/04/05	5/01/08

No amounts were received under the terms of any interest rate protection agreements in 2005.

Amortization of Principal. During 2005, we made payments totaling $2.8 million for amortization of principal for loans on various properties.

Other. We have provided guarantees of escrow balances, certain expenses and in some cases principal balances with regard to certain mortgages and notes payable. In addition, as of December 31, 2005, guarantees related to unconsolidated joint ventures totaled $4.3 million.

The following represents our future minimum principal payments (excluding extension options) on our mortgage notes payable outstanding at December 31, 2005:

Year Ending December 31	Amount
(dollars in thousands)

2006	$198,048
2007	3,162
2008	92,371
2009	5,162
2010	88,818
Thereafter	65,404
$452,965

Total interest paid on mortgage notes payable, bonds payable and construction financing was $13.4 million for the six months ended December 31, 2005 and $14.3 million for the six months ended June 30, 2005, respectively, and $32.0 million and $78.7 million for the years ended December 31, 2004 and 2003, respectively. No capitalization of interest occurred in the years ended December 31, 2005 and 2004. We capitalized interest expense of $3.7 million during the year ended December 31, 2003.

5. Debt Covenants

In order to obtain certain covenant modifications in 2002 related to our original construction and mezzanine loans for Citadel Center, we agreed with the Citadel Center lenders to establish an escrow account (the “Citadel Escrow”) to secure the payment of certain costs associated with the subleasing of the space leased by Citadel Investment Group, L.L.C. (“Citadel”) at the One North Wacker Drive office building (“One North Wacker Drive”) located in downtown Chicago, Illinois. This obligation (the “Citadel Reimbursement Obligation”) was undertaken by us in connection with Citadel’s lease of space in Citadel Center. See Note 15 – Commitments and Contingencies to these Consolidated Financial Statements for description of our Citadel Reimbursement Obligation. We also agreed, beginning January 2003, to make monthly escrow payments of $1.0 million per month to an account to be used to pay these costs. We pre-funded $4.0 million of these costs into the escrow which were subsequently applied to the monthly payments for June, July, August and September of 2003.

On March 19, 2003, we refinanced the Citadel Center mezzanine loan with the proceeds of a $75.0 million mezzanine loan and $1.5 million of our funds. In conjunction with this refinancing, the construction lender and new mezzanine lender restructured our escrow deposit obligations relating to the Citadel Reimbursement Obligation as follows. Prior to the closing of the mezzanine loan, the construction lender held $12.6 million in escrows relating to the Citadel Center project. At the closing of the new mezzanine loan, all of these funds were deposited into a new account held by the construction lender (the “New Citadel Escrow”). Additionally, we were required to make additional monthly deposits into the New Citadel Escrow in the amount of $0.8 million per month beginning in April 2003 and continuing through and including January 2004. Upon Citadel’s occupancy at Citadel Center in May 2003, the construction lender deposited a $0.5 million leasing commission due and payable to us in connection with the Citadel lease into the New Citadel Escrow. Upon satisfaction of certain conditions contained in the construction and mezzanine loan documents, funds in the New Citadel Escrow were to be used in the future to pay for certain tenant improvement and leasing commission costs associated with the subleasing of the Citadel space at One North Wacker Drive and, after February 1, 2004, to pay for the Citadel Reimbursement Obligation. Simultaneous with the admittance of our joint venture partner to the joint venture which owns Citadel Center, the joint venture closed on a new $270.0 million mortgage loan with a new lender, $247.5 million of which was funded at closing. Immediately prior to closing on the refinancing, the balance in the New Citadel Escrow was approximately $15.2 million. Simultaneous with closing, $2.3 million of the funds in the New Citadel Escrow were released to us leaving a balance of approximately $12.9 million. Subsequent to closing in 2003 and in 2004, $1.3 million and $2.3 million, respectively, were released to us as reimbursement for funds we disbursed related to the Citadel Reimbursement Obligation. The balance of the New Citadel Escrow was $8.5 million and $9.5 million at December 31, 2005 and 2004, respectively.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of December 31, 2005, we are in compliance with the requirements of all financial covenants.

Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

6. Leases

We have entered into lease agreements with tenants with lease terms ranging from month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 38.6% and 36.2% of rental revenue for the six months ended December 31, 2005 and the six months ended June 30, 2005, respectively, and 34.0% and 20.0% of rental revenue for the years ended December 31, 2004 and 2003, respectively, was received from five tenants.

The total future minimum rentals to be received by us under noncancelable operating leases in effect at December 31, 2005, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2006	$50,761
2007	44,314
2008	39,421
2009	35,376
2010	22,901
Thereafter	49,327
$242,100

As a part of lease agreements entered into with certain tenants, we assumed those tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 15 – Commitments and Contingencies to these Consolidated Financial Statements for a description of these obligations.

Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2005, are as follows:

	Gross	Executed	Net
Year Ending December 31	Amount	Subleases	Amount
	(dollars in thousands)
2006	$8,575	$6,859	$1,716
2007	5,221	4,400	821
2008	5,310	4,479	831
2009	5,098	3,928	1,170
2010	5,226	4,042	1,184
Thereafter	8,987	6,988	1,999
	$38,417	$30,696	$7,721

6. Leases (continued)

We have an operating lease with the joint venture which owns the 77 West Wacker Drive property for our corporate office space. Future minimum lease payments to be paid by us on this operating lease obligation in effect at December 31, 2005 are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2006	$553
2007	239
2008	230
2009	227
2010	221
Thereafter	1,839
$3,309

We also have equipment leases at various other properties.

In February 2003, we entered into lease termination agreements with Arthur Andersen LLP (“Arthur Andersen”) whereby Arthur Andersen was released from its remaining lease obligations at two of our properties subsequent to December 31, 2002 in exchange for total termination payments consisting of $32.4 million for the 33 West Monroe Street property lease and $1.1 million for the IBM Plaza property lease. The agreements also provided we could retain previously paid rent for the month of January 2003 which was recorded as rental revenue. In connection with these terminations, we recorded lease termination fee revenue (included in discontinued operations) of $29.7 million in 2003, which represents the termination payments described above less outstanding receivables (including deferred rent receivable) related to these leases.

In addition to the above, in May and June 2003, we received real estate tax refunds for prior years taxes on the 33 West Monroe Street property, of which $1.5 million related to the Arthur Andersen space was also included in lease termination fee revenue (included in discontinued operations). As part of the lease termination agreement, Arthur Andersen relinquished its right to these funds. As required by the lender for the 33 West Monroe Street property, the $32.4 million termination payment was deposited into escrow.

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

7. Minority Interests

We are the sole general partner of the Operating Partnership and own all of the preferred units. Prior to the Acquisition we owned 88.5% of the common units of the Operating Partnership and after the Acquisition we own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitle us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon such distributions we receive with respect to our common units and preferred units.

As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest, which resulted in the delisting of

7. Minority Interests (continued)

our common shares from the New York Stock Exchange (the “NYSE”) effective July 2, 2005. In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.

As a result of the Acquisition, subsidiaries of Lightstone, owned 100.0%, or 236,483, of our common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. PGRT owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

8. Preferred Shares

We are authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. On June 5, 1998, we completed the sale of 4,000,000 Series B Shares with a $0.01 par value.

Dividends on our Series B Shares are payable quarterly on or about the last day of January, April, July and October of each year, at the rate of 9.0% (equivalent to $2.25 per annum per Series B Share). Our Series B Shares rank senior to our common shares as to the payment of dividends and as to the dividend of assets upon liquidation. Our Series B Shares may be redeemed, at our option, at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from the sale of other capital shares of beneficial interest of ours.

On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. Under our declaration of trust, this dividend is deemed to be a quarterly dividend related to the fourth quarter of 2005 dividend period. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend has a record date of March 31, 2006, and a payment date of April 28, 2006. Dividends paid on our Series B Shares have been determined to be a return of capital to shareholders. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on the Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in the Series B Shares has been paid and current dividends declared and set apart for payment. Any future distributions in respect of our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.

9. Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) requires, among other things, that the primary assets and liabilities and the results of operations of properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in the Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.

9. Discontinued Operations (continued)

In accordance with the requirements of SFAS 144, we have updated our historical financial statements for the years ended December 31, 2004 and 2003, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2005 as discontinued operations for all periods presented. The update does not have an impact on net income available to common stockholders. SFAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2005, within the Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2005 and 2004.

Below is a summary of the results of operations for our 208 South LaSalle Street property, which we sold in December 2005, and for our properties sold during 2004, which includes our Carol Stream property sold in December 2004, our industrial portfolio, consisting of 29 industrial properties, one office property and three land parcels which we sold in October and November 2004, and our 33 West Monroe Street property, which we sold in April 2004. Also included are the operations of our National City Center property, which we sold in June 2003.

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Rental revenue	$4,381	$5,550	$21,098	$63,310
Tenant reimbursements	3,918	3,807	11,483	15,154
Other property income	150	164	873	1,546
Total revenue	8,449	9,521	33,454	80,010

Property operations	2,504	2,933	11,528	16,180
Real estate taxes	1,465	1,309	6,706	11,552
Depreciation and amortization	(9)	833	5,880	11,332
Interest:
Expense	1,226	1,661	6,826	10,251
Amortization of deferred financing costs(1)	–	17	2,528	1,755
Total expenses	5,186	6,753	33,468	51,070

Income (loss) before provisions for asset impairment, net gain on sales of real estate and minority interests	3,263	2,768	(14)	28,940
Provisions for asset impairment(2)	–	(15,074)	−	(43,405)
Net (loss) gain on sales of real estate(3)	(6)	709	10,287	2,348
Minority interests	(3,229)	1,334	(1,181)	(7,367)
Discontinued operations	$28	$(10,263)	$9,092	$(19,484)

9. Discontinued Operations (continued)

(1)

Amortization of deferred financing costs includes the write-off of unamortized deferred financing fees of $2.1 million and $1.1 million for the years ended 2004 and 2003, respectively, related to debt that was repaid as the result of the sale of properties.

(2)

During the second quarter of 2005, we recorded an asset impairment of $15.1 million related to our 208 South LaSalle Street office property as our anticipated hold period for the property was reduced based upon our decision to pursue a sale. During the fourth quarter of 2003, we recorded an asset impairment of $43.4 million related to our 33 West Monroe Street office property.

(3)	See Note 16 – Property Acquisitions, Placed in Service and Dispositions to these Consolidated Financial Statements for a description of these sales.

10. Earnings Per Share

The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003:

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
Numerator:		(dollars in thousands, except per share amounts)
Loss from continuing operations before minority interests	$(19,068)	$(21,355)	$(23,748)	$(23,395)
Minority interests	23,362	2,973	3,766	7,308
Net income allocated to preferred shareholders	(4,500)	(4,500)	(9,000)	(9,000)
Loss before discontinued operations and (loss) gain on sales of real estate	(206)	(22,882)	(28,982)	(25,087)
Discontinued operations, net of minority interests	28	(10,263)	9,092	(19,484)
(Loss) gain on sales of real estate, net of minority interests	(3)	9,074	(493)	(646)
Numerator for earnings per share – loss available to common shares	$(181)	$(24,071)	$(20,383)	$(45,217)

Denominator:
Denominator for basic earnings per share - weighted average common shares	236,483	23,658,579	23,671,412	20,105,183
Effect of dilutive securities:
Employee stock options	–	–	–	–
Employee stock grants	–	–	–	–
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	236,483	23,658,579	23,671,412	20,105,183

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.87)	$(0.97)	$(1.22)	$(1.25)
Discontinued operations, net of minority interests	0.12	(0.43)	0.38	(0.97)
(Loss) gain on sales of real estate, net of minority interests	(0.01)	0.38	(0.02)	(0.03)
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.76)	$(1.02)	$(0.86)	$(2.25)

In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted.

For the 2004 earnings per share computation, 1,409,827 of our options during the first and second quarters of 2004, 1,124,983 options during the third quarter of 2004 and 938,883 options during the fourth quarter of 2004 were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

10. Earnings Per Share (continued)

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

We had nonvested stock grants of 9,375 and 5,898 shares outstanding during the years ended December 31, 2004 and 2003, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The minority interest in the Operating Partnership had 3,076,586 and 6,604,391 weighted average common units of limited partnership interest outstanding during the years ended December 31, 2004 and 2003, respectively, of which 3,076,586 and 6,604,391, respectively, could be exchanged for common shares on a one-for-one basis, subject to our 9.9% ownership limitation contained in our charter, or, at our option, cash in an amount equal to the fair market value of a common share at the time of exchange. The common units of limited partnership interest were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

11.	Investments in Unconsolidated Joint Ventures

We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments which were fairly valued as a result of the Acquisition.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). To promote consistency in applying this guidance to corporate entities and those entities that hold real estate:

•

the EITF amended Issue No. 96-16 Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Interest Shareholder or Shareholders Have Certain Approval or Veto Rights (“EITF 96-16”), and

•

the FASB staff issued FSP No. SOP 78-9-1, Interaction of AICPA Statement Position 78-9 with EITF Issue No 04-5 (“FSP SOP 78-9-1”) which amends AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, to reflect the consensus reached in EITF 04-5.

EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. That presumption may be overcome if the limited partners have either (1) the substantive ability, either by a single limited partner or through a simple majority vote, to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights. Substantive participating rights, which are based on the concept discussed in EITF 96-16, provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

The effective date for applying the guidance in EITF 04-5 and FSP SOP 78-9-1 is (1) June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified, and (2) no later than the beginning of the first reporting period

11. Investments in Unconsolidated Joint Ventures (continued)

in fiscal years beginning after December 15, 2005, for all other limited partnerships. The effect of initially applying this guidance may be accounted for similarly to a change in accounting principle or by restating the financial statements of prior periods. The amendments to EITF 96-16 are to be applied prospectively to new investment agreements and to investment agreements that are modified after June 29, 2005. Retrospective application is not required for investments in limited partnerships for which the entity is no longer a general partner as of the date that the guidance in EITF 04-5 is adopted.

We have applied EITF 04-5 when required for new or amended limited partnerships in our December 31, 2005 financial statements. The impact of adopting EITF 04-5 for our joint venture interests cannot be predicted at this time, however, we anticipate that the adoption will not impact net income, earnings per share or shareholder’s equity. We plan to account for any initial effect of applying the new guidance to all other limited partnerships under the method similar to a change in accounting principle.

77 West Wacker Drive. We own a 50.0% common interest in 77 West Wacker Drive, LLC, which owns a 945,792 square foot office building located in Chicago, Illinois. Our joint venture partner has a preferred ownership interest in this property ($66.0 million preferred member’s share with a 9.5% cumulative preferred return). Our interest at December 31, 2005, was $27.2 million (included in investment in unconsolidated entities) and at December 31, 2004 was a deficit investment of $4.1 million (included in deficit investment in unconsolidated entity). At December 31, 2005 we were current with respect to the 9.5% cumulative preferred return.

The following table summarizes our share of various items:

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures)	$(1,837)	$855	$(915)	$317
Distributions received	–	300	−	4,415
Unrealized gains (included in other comprehensive income)	–	−	−	2,542
Losses reclassified into earnings from other comprehensive income	–	–	2,594	612

On October 24, 2003, the joint venture refinanced its existing $152.5 million first mortgage loan payable on the property with the proceeds of a new $166.0 million first mortgage loan. The new loan bears interest at a fixed rate of 5.7% and matures on November 1, 2013. The loan requires monthly payments of interest only for the first two years of the loan term and requires monthly payments of principal and interest thereafter based on a 30-year amortization schedule. As of December 31, 2005, we are in compliance with the requirements of these financial covenants.

11. Investments in Unconsolidated Joint Ventures (continued)

The new loan required $0.3 million at closing and an additional $0.2 million per year to be deposited into an escrow for maintenance and repairs at the property. In addition, the loan created a rollover reserve account for future leasing costs which the joint venture deposited $8.7 million at closing and is required to deposit an additional $0.1 million per month thereafter; provided, however, in no event will the amount in the rollover reserve be required to exceed $19.7 million. In the event certain tenants do not renew their leases by certain dates or the relevant space is not re-leased, additional escrow deposits will be required. After the joint venture paid its outstanding preferred return to our partner, we and our partner each received a cash distribution of $2.4 million from the joint venture out of loan proceeds.

The following tables represent the condensed balance sheets and income statements of 77 West Wacker Drive, LLC on a historical basis:

	Year ended December 31
	2005	2004
	(dollars in thousands)

Real estate, at cost (net):	$268,146	$251,387
Other assets	27,278	28,862
Total assets	$295,424	$280,249

Mortgage note payable	$169,870	$166,000
Other liabilities	22,821	18,745
Total members’ capital	102,733	95,504
Total liabilities and members’ capital	$295,424	$280,249

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)

Total revenue	$20,192	$21,972	$43,345	$46,828
Total expenses	20,731	17,815	40,279	41,299
Net (loss) income	$(539)	$4,157	$3,066	$5,529

Citadel Center. On March 19, 2003, we purchased all of our prior joint venture partner’s ownership interest in the entity that owns Citadel Center which made us the sole owner of the property at that time. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that was to be released to the joint venture partner upon the satisfaction of certain post-closing obligations of the joint venture partner (and in all events on the first anniversary of the closing date). The joint venture partner had continued to provide certain development services through November 3, 2003, for a monthly fee. As of December 31, 2003, the $0.5 million escrow had been released to the joint venture partner. Simultaneous with this transaction, the joint venture partner repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

On October 8, 2003, we closed on a transaction admitting a new 70.0% joint venture partner to our former subsidiary, Dearborn JV, that owns the Citadel Center. At the closing, our partner made a cash contribution to the venture of $106.4 million (which includes $1.4 million retained by the venture as working capital) in exchange for 70.0% of the membership interests in the venture. We

11. Investments in Unconsolidated Joint Ventures (continued)

retained a 30.0% subordinated common interest in the joint venture. Upon closing, the venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional $9.8 million was paid to us on January 24, 2005 upon the leasing of an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003.

In January 2005, our joint venture executed a lease amendment with Citadel. As a result of this lease amendment, we met the leasing condition stated above and qualified for the receipt of the contingent purchase price of $9.8 million, which was received from the joint venture in January 2005. This amount was recorded as a gain on sale of real estate in our consolidated statements of operations.

Our interest in the joint venture at December 31, 2005 and 2004 was an equity investment of $83.9 million and $25.4 million, respectively (included in investment in unconsolidated entities).

The following table summarizes our share of various items:

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures) (1)	$(5,193)	$(6,930)	$(13,668)	$(2,571)
Contributions made (2)	–	−	−	600

(1)

During the period, distributions to our partner exceeded the joint venture’s net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. The distribution was $5.9 million, $5.7 million, $10.6 million and $2.4 million for the six months ended December 31, 2005, and the six months ended June 30, 2005, and the years ended December 31, 2004 and 2003, respectively.

(2)	Per the terms of the joint venture agreement, we and our partner made working capital contributions at closing.

Simultaneous with the admittance of our joint venture partner to the joint venture, the joint venture closed on a $270.0 million mortgage loan. The loan bears interest at a fixed rate of 5.5% per year, except that $22.5 million of the loan commitment, related to future tenant improvement and other leasing costs at the property, will bear interest at a floating rate of one- or three-month LIBOR plus 1.2% when and as funded. The joint venture will have the right to fix the interest rate on this future funding in $5.0 million increments as funded, at an interest rate equal to the lender’s then-current cost of funds plus 1.2%. On September 30, 2004, the joint venture fixed the rate on the loan at 5.2% and drew down $18.1 million representing the remaining proceeds available under the original loan commitment. Funds not disbursed are invested. These funds are held in an escrow to be utilized for future tenant improvement and leasing costs.

11. Investments in Unconsolidated Joint Ventures (continued)

The loan, having a term of 7 years, requires quarterly interest only payments payable in arrears for the first two years of the loan term and then payments of principal and interest pursuant to a 30-year amortization schedule. The venture paid the lender a 0.5% arrangement fee on the entire loan amount at closing, and is obligated to pay a $50,000 agency fee each year.

The loan documents provide that if the debt service coverage ratio of the property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the property falls below 1.30, then the excess net cash flow from the property will be deposited into an interest bearing escrow account with the lender until the debt service coverage ratio test of 1.30 is met. As of December 31, 2005, we are in compliance with the requirements of these financial covenants.

The following tables represent the condensed balance sheets and income statements of Dearborn JV on a historical cost basis:

	Year ended December 31
	2005	2004
	(dollars in thousands)

Real estate, at cost (net):	$483,689	$330,012
Other assets	57,885	102,720
Total assets	$541,574	$432,732

Mortgage note payable	$271,077	$270,000
Other liabilities	59,936	32,523
Total members’ capital	210,561	130,209
Total liabilities and members’ capital	$541,574	$432,732

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Total revenue	$25,082	$25,142	$45,939	$9,618
Total expenses	24,383	26,335	49,149	9,809
Net income (loss)	$699	$(1,193)	$(3,210)	$(191)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2005 and 2004 was an equity investment of $0.1 million and $0.7 million (included in investments in unconsolidated entities), respectively. Our share of the venture’s operations was a gain of $29,000 and $43,000 for the six months ended December 31, 2005 and the six months ended June 30, 2005, respectively, and a loss of $296,000 and a gain of $5,000 in the years ended December 31, 2004 and 2003, respectively, (included in losses from investments in unconsolidated joint ventures). We received no distribution in 2005, except those described below, and received distributions of $0.2 million in each of the years 2004 and 2003, respectively.

11. Investments in Unconsolidated Joint Ventures (continued)

On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings then owned by Plumcor/Thistle JV at Thistle Landing. The sale took place in early November and we received a distribution of $3.9 million relating to our interest on November 7, 2005.

We have granted Prime/Mansur an option to purchase our interest in Plumcor/Thistle JV for $4.0 million. On October 26, 2005, Prime/Mansur exercised its option. Concurrent with the exercising of this option, Prime/Mansur made a deposit of $80,000 as earnest money, which is being held by an escrow agent to be applied toward the purchase price. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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

Our joint venture interests described above are considered to be a variable interest in the entity that owns the property, which we believe is a variable interest entity (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entity, and, therefore, we do not consolidate the VIE. Our maximum exposure as a result of the VIEs is not material.

12. Stock Based Compensation

Our 1997 Share Incentive Plan (the “Plan”) permitted the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other owned partnerships. The Plan also permitted the grant of share options to non-employee trustees.

As a result of the Acquisition, the Plan was terminated and all options were either executed or retired.

During 2005, 2004 and 2003, 938,883, 217,350 and 947,313 options, respectively, expired or were terminated in connection with the Acquisition in 2005 and, prior to the Acquisition, with employees or executives, who held options, resigning from the Company.

The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123(R)”) and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing

Stock Based Compensation (continued)

model with the following weighted average assumptions for 2003: risk-free interest rate of 2.2%; expected dividend yield of 0.0%; volatility factor of the expected market price common shares of 0.310; and a weighted-average expected life of the options of three years for options granted. There were no options granted in 2005 or 2004.

We did not recognize any compensation expense in 2005, 2004 and 2003 related to options granted under APB 25. Under the fair value method of Statement 123(R), $0.00 ($0.00 per basic and diluted common share), $20,000 ($0.00 per basic and diluted common share), $40,000, ($0.00 per basic and diluted common share) and $45,000 ($0.00 per basic and diluted common share), would have been recognized as additional compensation expense for the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003, respectively. For purposes of the following pro-forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. On this basis, the pro-forma net loss available to common shares was $0.2 million ($0.76 per basic and diluted common shares), $24.1 million ($1.02 per basic and diluted common share), $20.4 million ($0.86 per basic and diluted common share) and $45.3 million ($2.25 per basic and diluted common share), for the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003, respectively.

The effects on unaudited pro-forma net income and pro-forma earnings per common share for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

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

The following is a summary of our share option activity, and related information for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003:

	Shares Subject to Option	Weighted Average Exercise Price Per Share
	(dollars in thousands, except per share amounts)
Balance at January 1,2003	2,003,546	16.09
Additional options granted	100,000	5.02
Options canceled	(947,313)	15.94
Balance at December 31, 2003	1,156,233	15.25
Options canceled	(217,350)	15.51
Balance at December 31, 2004	938,883	15.19
Balance at June 30, 2005	938,883	15.19
Options canceled	(938,883)	−
Balance at December 31, 2005	−	−

12. Stock Based Compensation (continued)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) will become effective for us beginning January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(Rs)’ fair value method could have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R), the impact of that standard would not have been material to our financial statements.

13. Related Party Transactions

On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, a former trustee, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. (“Studley”), a brokerage firm that specializes in representing tenants in leasing transactions. In addition, Studley is from time-to-time engaged by third-party tenants as a tenant broker in connection with the tenants’ search for office space in Chicago. For the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the years ended December 31, 2004 and 2003, Studley earned commissions of approximately $0.0 million, $0.4 million, $0.9 million and $0.1 million, respectively, from us in connection with transactions where tenants who had previously engaged Studley leased space from us. We are not involved in the selection of Studley by the third-parties as its broker, and we have been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with these transactions, other than compensation he may receive based on the general profitability of Studley.

13. Related Party Transactions (continued)

In connection with our management of the 77 West Wacker Drive property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 LLC. Such amounts are summarized as follows:

	Successor
	Company	Predecessor Company

	Six months	Six months
	ended	ended
	December 31	June 30	Year ended December 31
	2005	2005	2004	2003
		(dollars in thousands)
Management fees (1)	$541	$523	$1,081	$1,092
Payroll and other operating costs	667	674	1,304	1,567
Leasing costs (1)	398	42	1,264	373

(1)

We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, 50.0% of these amounts, representing our share of earnings from the joint venture is offset by our equity in earnings from this joint venture.

We own a 30.0% subordinated common ownership interest in the Dearborn JV, an unconsolidated joint venture that owns the office property known as Citadel Center located at 131 South Dearborn Street in Chicago, Illinois. In connection with our management of the property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of Dearborn JV. Such amounts are summarized as follows:

	Successor
	Company	Predecessor Company

	Six months	Six months		October 8
	ended	ended	Year ended	Through
	December 31	June 30	December 31	December
	2005	2005	2004	2003
		(dollars in thousands)
Management fees (1)	$542	$368	$729	$148
Payroll and other operating costs	375	374	1,259	272
Leasing costs (1)	–	1,623	284	−

(1)

We earn a monthly management fee equal to 2.0% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, these are offset by our equity in the loss from this joint venture.

On August 11, 2004, we made a loan in the amount of $587,771 to Dearborn JV to cover funds required to be paid under Dearborn JV’s redevelopment agreement with the City of Chicago. The City of Chicago determined that Dearborn JV failed to meet certain goals contained in the redevelopment agreement which resulted in the payment of $1.0 million to the City of Chicago. The payment satisfied Dearborn JV’s obligation under the redevelopment agreement. Our loan represented the excess of the payment over that estimated when our joint venture partner was admitted and was required to be made by us pursuant to the joint venture agreement. The interest rate on the loan is 10.0% per annum.

In connection with Mr. Nardi’s resignation as the Chairman of our Board, on August 3, 2004, we provided to Mr. Nardi complementary office space in our IBM Plaza property for six months. This six-month term expired in February 2005. We then executed a one-year lease with an affiliate of

Mr. Nardi that expired on February 3, 2006. Mr. Nardi has paid rent through the expiration of the term and has vacated the premises.

14. Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) and SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments” require disclosure of the fair value of certain on- and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

We used the following methods and assumptions in estimating the fair value disclosures for financial instruments.

Cash and Cash Equivalents and Restricted Cash Escrows, Receivables and Payables

The carrying amount of cash and cash equivalents, restricted cash escrows, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

15. Commitments and Contingencies

Legal. The sale of our 208 South LaSalle Street property to Prime/Mansur closed on December 9, 2005. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

15. Commitments and Contingencies (continued)

We are a defendant in various other legal actions arising in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” we record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, we believe that such legal actions will not have a material adverse affect our consolidated financial position or results of operations.

Environmental. Phase I or similar environmental assessments have been performed by independent environmental consultants on all of our properties. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2005, this escrow had a balance of $1.25 million plus interest of $27,326.

In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, (ii) the TCE contamination is a regional problem that is not confined to the Atrium and (iii) the DOA has not yet identified the source of the TCE in the groundwater. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.

15. Commitments and Contingencies (continued)

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

Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, a member of our board of trustees until July 1, 2005 (“NAC Contributors”), and certain principals affiliated with one of our former executive officers (“IBD Contributors”), both of which contributed properties to us during our initial public offering. As a result of the Acquisition by Prime Office all of the outstanding limited partnership interests in our Operating Partnership, as of July 1, 2005 we have no further obligations pursuant to these agreements, except for the $56,000 payment described in the following paragraph. Prior to July 1, 2005, under these agreements, our Operating Partnership was required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreements, our Operating Partnership indemnified the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covered these income taxes, interest and penalties and was required to be made on a “grossed up” basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

The percentage of the above tax liabilities, which our Operating Partnership was required to indemnify, was 30.0% for the taxable year ending on December 31, 2005, and declined an additional 10.0% each year thereafter until December 31, 2007. Our Operating Partnership was not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of substantially all of our industrial portfolio in 2004, we paid $2.7 million to the NAC Contributors during the second quarter of 2005, which was accrued and classified with gain (loss) on sale of real estate in 2004. In addition, as a result of the sale of vacant land located in Libertyville, Illinois in 2005, we have a liability (included in other liabilities) under this indemnity in the amount of $56,000, payable to the NAC Contributors. As a result of the Acquisition by Lightstone on July 1, 2005, we no longer have any exposure under the tax indemnities with the NAC Contributors and the IBD Contributors, except for the $56,000 due in

15. Commitments and Contingencies (continued)

connection with the prior sale by us in 2005 of vacant land in Libertyville, Illinois. Further, any gain generated as a result of the transaction with Lightstone was excluded under the terms of the indemnity agreements.

On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations).

On January 10, 2006, we and certain other parties, including Roland E. Casati (“Casati”) and Richard H. Heise (“Heise”), entered into an Amended and Restated Tax Indemnity Agreement (the ”Amended Tax Indemnity Agreement”) in connection with certain modifications to the ownership structure of Continental Towers (the ”Continental Transaction”), which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Casati. The Operating Partnership also transferred its interest in the junior mortgage loan (the “Junior Loan”) encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity LLC (“Prime Equity”). In addition, the fee title ownership of Continental Towers was modified so that the property is now owned as tenants in common by (i) Continental Towers, L.L.C. (“64.0% Owner”), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise now owns a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner are now owned by affiliates of Mr. Yochanan Danziger (the “CT General Partner”).

Because our interest in Continental Towers constitutes a significant financial interest in the property, we consolidate the operations of Continental Towers in our financial statements and account for it as an owned property. In addition, a subsidiary of Prime Equity continues to manage Continental Towers pursuant to a management agreement that has a term that expires on December 31, 2012 and cannot be terminated by the owners of Continental Towers prior to that date.

Under the Amended Tax Indemnity Agreement, the Operating Partnership continues, subject to certain exceptions and conditions contained therein, to indemnify Heise from federal and state income tax payable as a result of any taxable income or gain in his gross income which is caused by a sale, foreclosure or other disposition of Continental Towers or other action by the Operating Partnership or the CT General Partner prior to January 5, 2013. The amount of the potential tax indemnity to Heise under the Amended Tax Indemnity Agreement, including a gross-up for taxes on any such payment, is estimated to be approximately $14.0 million using current tax rates, which is a reduction of approximately $39.2 million from the estimated maximum liability of $53.2 million to Casati and Heise prior to the execution of the Amended Tax Indemnity Agreement.

Under the Amended Tax Indemnity Agreement and the partnership agreement of the 36.0% Owner, Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Heise. Heise’s consent rights relate to the following actions: (1) sale or disposition of Continental Towers or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers; (3) amendments to the Junior Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Heise; provided, however, that Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an

15. Commitments and Contingencies (continued)

independent law firm stating that Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due Heise, grossed-up for any taxes which would be payable by Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we pay the amount of the tax, on a grossed-up basis, to Heise. In the event that our net worth falls below $50.0 million, then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.

The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. One of these leases is a lease the Citadel Center joint venture has with Citadel. We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease (the ”Citadel Reimbursement Obligation”) for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois.

We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.3 million has been received through December 31, 2005. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $66.1 million over the term of the lease. Although we have sold 70.0% of our investment in Citadel Center to a joint venture partner, we have retained 100.0% of this liability. Liabilities for leases assumed at December 31, 2005 and 2004 includes $5.8 million and $6.7 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with another sublease at One North Wacker Drive, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $0.5 million and $0.8 million in 2005 and 2004, respectively, which reduced our gross rental obligation on the remaining lease to $0.6 million at

December 31, 2005. We intend to attempt to partially mitigate our financial obligations under the remaining lease by subleasing the space.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2005, this lease has a remaining estimated gross rental obligation of approximately $2.0 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.2 million and $1.7 million in liabilities for leases assumed at December 31, 2005 and 2004, respectively, representing an estimate

15.	Commitments and Contingencies (continued)

of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

During 1999, we sold ten properties in a single transaction resulting in a deferred gain of $3.1 million. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at December 31, 2005 is approximately $1.8 million. During 2002, we re-leased one of the properties and revised our leasing assumptions related to the second property. Correspondingly, the remaining deferred gain was reduced to zero at December 31, 2002 and we recorded a loss on the sale of real estate of $1.3 million in 2002. For the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, we further revised our leasing assumptions and recorded an additional gain (loss) on the sale of real estate of $(0.2) million, $0.5 million, ($0.2) million and $0.6 million, respectively. At December 31, 2005 and 2004, we have included approximately $0.6 million and $1.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

16. Property Acquisitions, Placed in Service and Dispositions

The following properties were acquired, placed in service or sold in 2005, 2004 and 2003. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.

Property	Location	Sales Price	Month Sold
(dollars in thousands)
2005 Sales
Office:
208 S. LaSalle Street (1)	Chicago, IL	$44,000	December

Land:
Libertyville (2)	Libertyville, IL	$700	February

2004 Sales
Office:
33 West Monroe Street(3)	Chicago, IL	$69,600	April

Portfolio Sale(4):
Office:
1301 E. Tower Road	Schaumburg, IL

Warehouse/distribution Facilities:
425 E. Algonquin Road	Arlington Heights, IL
1455 Sequoia Drive	Aurora, IL
200 S. Mitchell	Addison, IL
11045 Gage Avenue	Franklin Park, IL
4248, 4250 and 4300 Madison Street	Hillside, IL
4211 Madison Street	Hillside, IL
4160-4190 W. Madison Street	Hillside, IL
342-346 Carol Lane	Elmhurst, IL
200 E. Fullerton Avenue	Carol Stream, IL
555 Kirk Road	St. Charles, IL
370 Carol Lane	Elmhurst, IL
550 Kehoe Blvd.	Carol Stream, IL
1543 Abbott Drive	Wheeling, IL
388 Carol Lane	Elmhurst, IL
343 Carol Lane	Elmhurst, IL
350 Randy Road	Carol Stream, IL
11039 Gage Avenue	Franklin Park, IL
1401 S. Jefferson Street	Chicago, IL

Overhead Crane/Manufacturing Facilities:
Chicago Enterprise Center	Chicago, IL
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
4507 Columbia Avenue
4527 Columbia Avenue
4531 Columbia Avenue

Land:
Aurora Land	Aurora, IL
DeKalb Land	DeKalb, IL
Batavia Land	Batavia, IL

Total Portfolio Sale		$125,100	October/ November

Land:
Carol Stream Land(5)	Carol Stream, IL	$1,200	December

16. Property Acquisitions, Placed in Service and Dispositions (continued)

Property	Location	Acquisition Cost/Construction Costs/Sales Price	Month Acquired/ Sold
		(dollars in thousands)
2003 Acquisitions
Land:
Aurora Land (6)	Aurora, IL	$2,400	June

2003 Sales
Land:
Aurora Land (7)	Aurora, IL	$2,800	December

Office:
National City Center (8)	Cleveland, OH	$80,000	June
70.0% of Common Interest:
Citadel Center (9)	Chicago, IL	$105,000	October

(1)

We sold this property for a gross sales price of $44.0 million minus certain agreed upon closing prorations, including the assumption of the existing debt of $41.9 million on the property. After closing prorations and costs we received approximately $0.5 million in net proceeds from the sale. During the second quarter of 2005, we had recorded an asset impairment charge of $15.1 million related to this property. As a result of the revaluation of our balance sheet due to the Acquisition (See Note 1 – Summary of Significant Accounting Policies – Accounting for the Acquisition to these Consolidated Financial Statements), no gain or loss was recorded on this sale.

(2)	Net proceeds from the sale of this property were $0.7 million. This property was unencumbered.

(3)

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

(4)

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

(5)	Net proceeds from the sale of this property were $1.2 million. We recognized a gain of $0.4 million on this sale.

16. Property Acquisitions, Placed in Service and Dispositions (continued)

(6)	We purchased this land pursuant to a purchase contract entered into in February 1998 by our Operating Partnership. The 2003 purchase fulfills our obligation under this contract.

(7)	We sold this land comprised of 15.0 acres for $2.8 million resulting in a gain of $0.2 million.

(8)

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

(9)

On October 8, 2003, we closed on a transaction admitting a new 70.0% joint venture partner to our former subsidiary (the “Venture”) that owns this office building (the “Property”). Commencing with the transaction, we began accounting for our investment in this joint venture under the equity method of accounting. The new joint venture partner is an affiliate of Estein & Associates USA, Ltd. of Orlando, Florida (together with its affiliates, the “JV Partner”).

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

17.Interim Financial Information (unaudited)

The following is our consolidated quarterly summary of operations for 2005:

		Year ended December 31
		Successor Company		Predecessor Company
		(in thousands, except per share amounts)
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter

Total revenue	$96,733	$24,867	$23,688	$24,098	$24,080
Total expenses	101,001	25,401	24,075	29,347	22,178
Operating (loss) income	(4,268)	(534)	(387)	(5,249)	1,902
Loss from investments in unconsolidated joint ventures	(13,022)	(4,236)	(2,762)	(2,967)	(3,057)
Interest and other income	2,596	516	755	747	578
Interest:
Expense	(25,368)	(6,793)	(6,529)	(6,102)	(5,944)
Amortization of deferred financing costs	(1,288)	(25)	–	(1,020)	(243)
Accretion of mortgage note payable	927	446	481	–	–
Loss from continuing operations before minority interests	(40,423)	(10,626)	(8,442)	(14,591)	(6,764)
Minority interests	26,335	12,763	10,599	1,936	1,037
(Loss) income from continuing operations	(14,088)	2,137	2,157	(12,655)	(5,727)
Discontinued operations, net of minority interests in the amount of $(1,827) in the fourth quarter, $(1,402) in the third quarter, $1,536 in the second quarter and $(202) in the first quarter	(10,235)	16	12	(11,815)	1,552
(Loss) gain before gain (loss) on sales of real estate	(24,323)	2,153	2,169	(24,470)	(4,175)
Gain (loss) on sales of real estate, net of minority interest of $193 in the fourth quarter, $32 in the third quarter, $(41) in the second quarter and $(1,138) in the first quarter	9,071	(2)	(1)	316	8,758
Net (loss) income	(15,252)	2,151	2,168	(24,154)	4,583
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)
Net (loss) income available to common shareholders	$(24,252)	$(99)	$(82)	$(26,404)	$2,333

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations	$(1.93)	$(0.48)	$(0.39)	$(0.63)	$(0.34)
Discontinued operations, net of minority interests	(0.86)	0.07	0.05	(0.50)	0.07
Gain (loss) on sales of real estate, net of minority interests	0.76	(0.01)	–	0.01	0.37
Net (loss) income available per weighted-average common share of beneficial interest – basic and diluted	$(2.03)	$(0.42)	$(0.34)	$(1.12)	$0.10
Weighted average common shares – basic and diluted	11,947	236	236	23,642	23,675
Distributions paid per common share	$1.1225	$–	$1.1225	$–	$–

The following is our consolidated quarterly summary of operations for 2004:

	Year ended December 31 (1)
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)

Total revenue	$98,614	$24,379	$24,322	$24,629	$25,284
Total expenses	82,379	21,121	20,369	20,221	20,668
Operating income	16,235	3,258	3,953	4,408	4,616
Loss from investments in unconsolidated joint ventures	(14,878)	(3,581)	(3,449)	(4,560)	(3,288)
Interest and other income	1,617	75	539	348	655
Interest:
Expense	(25,106)	(5,966)	(6,418)	(6,360)	(6,362)
Amortization of deferred financing costs	(1,616)	(414)	(443)	(409)	(350)
Loss from continuing operations before minority interests	(23,748)	(6,628)	(5,818)	(6,573)	(4,729)
Minority interests	3,766	1,041	868	1,112	745
Loss from continuing operations	(19,982)	(5,587)	(4,950)	(5,461)	(3,984)
Discontinued operations, net of minority interests in the amount of $(964) in the fourth quarter, $(260) in the third quarter, $(87) in the second quarter and $130 in the first quarter	9,092	7,412	2,118	560	(998)
(Loss) gain before loss on sales of real estate	(10,890)	1,825	(2,832)	(4,901)	(4,982)
Loss on sales of real estate, net of minority interest of $53 in the fourth quarter, $2 in the third quarter, $7 in the second quarter and $2 in the first quarter	(493)	(397)	(17)	(61)	(18)
Net (loss) income	(11,383)	1,428	(2,849)	(4,962)	(5,000)
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)
Net loss available to common shareholders	$(20,383)	$(822)	$(5,099)	$(7,212)	$(7,250)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations	$(1.22)	$(0.32)	$(0.30)	$(0.33)	$(0.26)
Discontinued operations, net of minority interests	0.38	0.31	0.08	0.03	(0.05)
Loss on sales of real estate, net of minority interests	(0.02)	(0.02)	−	−	−
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.86)	$(0.03)	$(0.22)	$(0.30)	$(0.31)
Weighted average common shares – basic and diluted	23,672	23,672	23,672	23,672	23,671
Distributions paid per common share	−	−	−	−	−

(1)

Reclassifications of information for the year ended December 31, 2004 to reflect SFAS 144 for properties sold during 2004 and 2005 and have been made from continuing operations to discontinued operations.

18. Subsequent Events

On December 30, 2005 our Board of Trustees declared a quarterly distribution for the fourth quarter of 2005 of $0.5625 per share on its Series B Shares. The quarterly distribution has a record date of January 16, 2006 and was paid on January 31, 2006.

On January 11, 2006, a $55.0 million loan from IPC Lender was funded from escrow to Prime Dearborn. See Note 4 – Mortgage Notes Payable for a further discussion.

On January 10, 2006, we and certain other parties, including Casati and Heise, entered into an Amended Tax Indemnity Agreement in connection with certain modifications to the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million. See Item 15 – Commitments and Contingencies – Tax indemnities for more information.

Prime Equity Citicorp Loan. On January 11, 2006, Prime Equity obtained a loan in the original principal amount of $58.0 million (the “Citicorp Loan”) from Citicorp USA Inc. (“Citicorp”). Simultaneously with the closing of the Citicorp Loan, the Operating Partnership transferred to Prime Equity (i) its interest in the Junior Loan encumbering Continental Towers referred to above, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. (“280 Owner”), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. (“Prime Management”), the manager of Continental Towers.

As security for the Citicorp Loan, among other things, (a) the Operating Partnership pledged all of its interests in Prime Equity, (b) Prime Equity pledged all of its interests in the Junior Loan, the membership interests referred to in clause (ii), (iv) and (v) above and its right to receive distributions from all of the property referred to in clauses (i) through (v) above and (c) 280 Owner granted a mortgage to Citicorp on the Atrium property.

The Citicorp Loan is in the original principal amount of $58.0 million. The Citicorp Loan documents provide that if Prime Equity is unable to obtain, within 120 days following the closing of the loan, the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property, and deliver to Citicorp a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the “180 Pledge”), then Prime Equity must repay not less than $14.0 million of the Citicorp Loan. There can be no assurances that the consent of the 180 N. LaSalle Street senior lender can be obtained in a timely manner, or if it can be obtained, that the terms for obtaining such consent will be favorable to us.

Mr. David Lichtenstein, the principal of The Lightstone Group, our indirect parent, has guaranteed (i) the payment of 50.0% of the principal amount of the Citicorp Loan (reducing to 25.0% on the date that Prime Equity delivers to Citicorp the 180 Pledge or repays $14.0 million of the Citicorp Loan), (ii) the payment of all of the interest on the Citicorp Loan and (iii) the payment of all operating expenses for Continental Towers, Atrium, 77 West Wacker Drive, Jorie Plaza and, if applicable, 180 N. LaSalle Street. In addition, Mr. Lichtenstein’s guaranty covers the full amount of the Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan.

18. Subsequent Events (continued)

The Citicorp Loan has a two (2) year term and payments of interest only are due monthly. It is pre-payable at any time. The loan bears interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan has an origination fee of 1.0% ($580,000), and an exit fee of 1.0% ($580,000), if the loan is paid in full within one year of the closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the account, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loan, including amounts in the leasing reserve account, of at least $6.0 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0%, as defined in the loan documents.

On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly distribution has a record date of March 31, 2006 and a payment date of April 28, 2006.

In addition, our Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per unit/share and having a record date of February 9, 2006, and a payment date of February 10, 2006.

PRIME GROUP REALTY TRUST

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

				Cost Capitalized Subsequent to Acquisition		Gross Amount Carried at Close of Period 12/31/05
	Encumbrances(1)	Initial Cost(2)
			Buildings		Buildings		Building		Accumulated Depreciation
	December 31		and		and		and		at December 31
	2005	Land	Improvements	Land	Improvements	Land	Improvements	Total	2005(3)	Date of Acquisition
	(dollars in thousands)

280 Shuman Blvd	$–	$2,092	$3,642	$12	$218	$2,104	$3,860	$5,964	$153	Nov. 1997
Continental Towers	75,000	12,166	122,980	449	5,953	12,615	128,933	141,548	3,041	Dec. 1997
4343 Commerce Court (4)	12,515	2,370	13,572	8	903	2,378	14,475	16,853	305	Nov. 1997
1600-1700 167th St.	2,880	1,271	3,561	(1)	1	1,270	3,562	4,832	111	Nov. 1997
800-810 Jorie Blvd	25,024	6,265	20,187	–	–	6,265	20,187	26,452	589	Aug. 1999
IBM Plaza (5)	195,000	45,582	126,397	(296)	3,402	45,286	129,799	175,085	3,715	Dec. 1999
Brush Hill Office Court.	8,812	3,456	10,295	(14)	441	3,442	10,736	14,178	362	Dec. 1999
Enterprise Center II	6,346	1,659	5,272	(6)	–	1,653	5,272	6,925	120	Jan. 2000
7100 Madison Avenue	4,189	1,268	3,663	(2)	–	1,266	3,663	4,929	74	Apr. 2000
180 North LaSalle Street	64,940	15,245	55,497	(128)	578	15,117	56,075	71,192	2,502	Aug. 2000
1051 N. Kirk Road (4)	3,259	818	2,631	6	–	824	2,631	3,455	65	Nov. 1997
Other Corporate Assets (6)	55,000	−	464	−	15	−	479	479	105
Total	$452,965	$92,192	$368,161	$28	$11,511	$92,220	$379,672	$471,892	$11,142

PRIME GROUP REALTY TRUST

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

(1)	See Note 4 – Mortgage Notes Payable to these Consolidated Financial Statements for a description of our mortgage notes payable.
(2)

As a result of the Acquisition, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations. See Note 1 – Summary of Significant Accounting Policies – Accounting for the Acquisition to these Consolidated Financial Statements for more detailed information.

(3)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:
Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3-10 years

(4)	These properties collateralize a mortgage note payable of $15.3 million.
(5)	A pledge of 100.0% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.
(6)

As collateral for the $55.0 million mortgage note payable, Prime Dearborn has pledged all of its rights to distributions from Dearborn JV to IPC Lender. In addition, we have guaranteed the payment of all interest under the loan and guaranteed all principal payments under the loan upon the occurrence of certain non-recourse carve-out events, including, without limitation, voluntary bankruptcy, fraud, or breach of certain covenants. Prime Group Realty Services Inc., our subsidiary, has also pledged its right to receive certain management and leasing fees in connection with its management of Citadel Center. As additional security for the loan, Prime Dearborn has deposited $458,334, the amount of one month’s prepaid interest on the loan (calculated based on a 10.0% annual interest rate), with IPC Lender which was recorded as other assets in our consolidated balance sheets.

The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $404.0 million as of December 31, 2005. We have $1.5 million in property held or under development at December 31, 2005, for which the basis for federal income tax purposes approximated $1.5 million at December 31, 2005. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $30.3 million at December 31, 2005.

The following table reconciles our historical cost for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31
	2005	2004	2003
	(dollars in thousands)

Balance, beginning of period	$619,059	$610,987	$956,592
Additions	18,674	8,765	21,521
Disposals	(2,130)	(693)	(347,204)
Conversion of common units to common shares	−	−	(19,022)
Impact of applying push down purchase accounting	(163,711)	–	–
Property impairments recorded during period	–	−	(900)
Balance, close of period	$471,892	$619,059	$610,987

The following table reconciles the accumulated depreciation for the years ended December 31, 2005, 2004 and 2003:

	Year ended December 31
	2005	2004	2003
	(dollars in thousands)

Balance at beginning of period.	$94,252	$77,022	$58,437
Depreciation and amortization	20,911	17,881	23,856
Disposals	(493)	(651)	(5,271)
Impact of applying push down purchase accounting	(102,828)	–	–
Balance, close of period.	$11,142	$94,252	$77,022

EXHIBIT 21.1

PRIME GROUP REALTY TRUST

SUBSIDIARIES OF THE REGISTRANT

DECEMBER 31, 2005

The following represents the Prime Group Realty Trust’s (the “Company”) and Prime Group Realty, L.P.’s (the “Operating Partnership”) operating subsidiaries (the Company and the Operating Partnership have a majority interest or control, except in the case of 77 West Wacker Drive, L.L.C. and Dearborn Center, L.L.C. the ownership of which are further described in the footnotes below) and related properties as of December 31, 2005:

Entity	Property
77 Fitness Center, L.P. (4)	Owner of Health Club at 77 West Wacker Drive
77 West Wacker Drive, L.L.C. (1), (2)	77 West Wacker Drive
77 West Wacker Limited Partnership (3), (4)	Sole member of 330 N. Wabash Avenue, L.L.C. and 99.5% owner of Brush Hill Office Center, L.L.C.
180 N. LaSalle Holdings, L.L.C. (1), (3)	Sole member of 180 N. LaSalle II, L.L.C.
180 N. LaSalle II, L.L.C. (1)	180 N. LaSalle
280 Shuman Blvd., L.L.C. (1)	280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (1)	IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (1)	Sole member of 330 N. Wabash Avenue, L.L.C.
800 Jorie Blvd., L.L.C. (1), (3)	800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (1)	Member owning 49.0% of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (1), (3)	1051 N. Kirk Road
1600 167th Street, L.L.C. (1), (3)	1600-1700 167th Street (Narco River Business Center)
2305 Enterprise Drive, L.L.C. (1), (3)	2305 Enterprise Drive
4343 Commerce Court, L.L.C. (1), (3)	4343 Commerce Court (The Olympian Office Center)
7100 Madison, L.L.C. (1)	7100 Madison
Brush Hill Office Center, L.L.C. (1), (3)	Brush Hill Office Center
Dearborn Center, L.L.C. (1), (5)	Bank One Center
LaSalle-Adams, L.L.C. (1), (3)	Former Owner of 208 South LaSalle Street
Libertyville Corporate Office Park, L.L.C. (1)	Owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
Libertyville Corporate Office Park II, L.L.C. (1)	Owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
PGR Finance II, Inc. (6)	Member owning 1% of LaSalle-Adams, L.L.C.
PGR Finance IV, Inc. (6)	Member owning 0.1% of 1600 167th Street., L.L.C.
PGR Finance VIII, Inc. (6)	Limited Partner owning 0.5% of 77 West Wacker Limited Partnership
PGR Finance XIV, Inc. (6)	Member owning 0.1% in both 1051 N. Kirk Road, L.L.C. and 4343 Commerce Court, L.L.C.

PGR Finance XV, L.L.C. (1)	Member owning 0.5% of Brush Hill Office Center, L.L.C.
PGR Finance XVII, Inc. (6)	Member owning 0.5% of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (1)	Member owning 0.1% of 2305 Enterprise, L.L.C.
PGR Finance XXII, Inc. (6)	Member owning 1% of 180 N. LaSalle Holdings, L.L.C.
PGRT Equity LLC (1)

Owner of (i) junior loan encumbering Continental Towers, (ii) 50% common interest in 77 West Wacker Drive, L.L.C., (iii) 280 Shuman Blvd., L.L.C., (iv) 800 Jorie Blvd. Mezzanine, L.L.C., and (v) Prime Group Management, L.L.C.

Phoenix Office, L.L.C. (1)	Owner of 23.1% interest in Plumcor/Thistle, L.L.C., owner of a building in Thistle Landing in Phoenix, Arizona
Prime Dearborn Equities LLC (1)	Owner of 30% subordinated joint venture interest in Dearborn Center, L.L.C.
Prime Group Management, L.L.C. (1)	Manager of Continental Towers
Prime Group Realty Services, Inc. (2)	The Services Company, manager of Citadel Center, owner of 100% of PGT Construction Co., PRS Corporate Real Estate Services, Inc., Prime Services Holdings, Inc. and 99.9% of 77 Fitness Center, L.P.
PGT Construction Co. (6)	Subsidiary of Services Company for construction work
Prime Rolling Meadows, L.L.C.(1)	Property adjacent to Continental Towers
PRS Corporate Real Estate Services, Inc. (6)	Brokerage subsidiary of Services Company
Prime Services Holding, Inc. (6)	0.1% owner of 77 Fitness Center, L.P.

(1)	Delaware Limited liability Company
(2)	PGRT Equity LLC, a subsidiary of the Operating Partnership, owns a 50% common interest, the Operating Partnership manages the property and a third party owns the remaining 50% common interest.
(3)	We own both direct and indirect ownership interest in these entities through wholly owned subsidiaries listed above.
(4)	Illinois Limited Partnership
(5)

PGRT Equity LLC, a subsidiary of the Operating Partnership owns a 30% subordinated common interest, the Operating Partnership manages the property and a third party owns the remaining 70% common interest.

(6)	Delaware Corporation.
(7)	Maryland Corporation.

Dearborn Center, L.L.C.

Financial Statements

For the years ended December 31, 2005 and 2004 and

for the period from October 8, 2003 through December 31, 2003

(unaudited)

Report of Independent Registered Public Accounting Firm

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying balance sheet of Dearborn Center, L.L.C. as of December 31, 2005, and the related statements of operations, members’ capital and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Center, L.L.C. at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying balance sheet of Dearborn Center, L.L.C. as of December 31, 2004, and the related statements of operations, members’ capital and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Center, L.L.C. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

February 21, 2005

Dearborn Center, L.L.C.

Balance Sheets

	December 31	December 31
	2005	2004
Assets		(Restated)
Real estate:
Land	$22,621,876	$22,621,876
Building and improvements	281,687,123	280,609,888
Tenant improvements	68,278,130	45,215,227
Furniture, fixtures and equipment	58,489	44,320
	372,645,618	348,491,311
Accumulated depreciation	(29,319,025)	(18,479,626)
	343,326,593	330,011,685

Cash	4,067,474	14,787,010
Restricted cash escrows	18,250,537	20,585,320
Receivables net of allowance for doubtful accounts of $293,314 and $36,669 at December 31, 2005 and December 31, 2004, respectively:
Tenant	9,404,279	8,605,602
Deferred rent	12,731,890	9,003,586
Note	11,650,920	12,295,833
Deferred costs, net	36,260,539	37,430,498
Prepaid expenses	49,501	11,744
Total assets	$435,741,733	$432,731,278

Liabilities and members’ capital
Mortgage note payable	$269,237,552	$270,000,000
Accrued interest payable	3,624,829	3,760,863
Rents received in advance	2,036,161	2,022,671
Accrued tenant improvement allowances	23,344,965	514,500
Accounts payable and accrued liabilities	1,238,885	615,676
Due to affiliate	2,962,108	10,396,303
Development costs payable	876,885	876,885
Accrued real estate taxes	15,141,221	14,310,000
Other	72,250	25,000
Total liabilities	318,534,856	302,521,898
Members’ capital	117,206,877	130,209,380
Total liabilities and members’ capital	$435,741,733	$432,731,278

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Operations

	Years ended December 31		For the period from October 8, 2003 through December 31
	2005	2004	2003
Revenue			(unaudited)

Rental	$30,575,824	$28,919,989	$6,461,018
Tenant reimbursements	17,065,568	15,328,416	2,784,867
Other	2,191,926	1,690,502	372,194
Total revenue	49,833,318	45,938,907	9,618,079

Expenses
Property operations	10,015,555	8,904,529	1,828,783
Real estate taxes	13,488,670	12,933,879	2,265,820
Depreciation	10,839,400	11,034,729	2,174,122
Amortization	1,695,925	1,894,238	288,018
Interest	14,928,348	14,141,928	3,196,531
Amortization of deferred financing costs	239,535	239,412	56,154
Total expenses	51,207,433	49,148,715	9,809,428
Net loss	$(1,374,115)	$(3,209,808)	$(191,349)

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Members’ Capital

	UST	Prime	Total

Members’ capital at October 8, 2003	$101,239,465	$43,442,255	$144,681,720
Net income (loss)	2,431,183	(2,622,532)	(191,349)
Contribution	1,400,000	600,000	2,000,000
Distributions	(2,431,183)	–	(2,431,183)
Members’ capital at December 31, 2003	102,639,465	41,419,723	144,059,188
(unaudited)

Net income (loss)	10,640,000	(13,849,808)	(3,209,808)
Distributions	(10,640,000)	–	(10,640,000)
Members’ capital at December 31, 2004	102,639,465	27,569,915	130,209,380
(restated)

Net income (loss)	11,620,000	(12,994,115)	(1,374,115)
Distributions	(11,628,388)	–	(11,628,388)
Members’ capital at December 31, 2005	$102,631,077	$14,575,800	$117,206,877

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Cash Flows

	Years ended December 31		For the period from October 8, 2003 through December 31
	2005	2004	2003
			(unaudited)
Operating activities
Net loss	$(1,374,115)	$(3,209,808)	$(191,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,774,860	13,168,379	2,518,294
Amortization of costs for leases assumed (included in rental revenue)	1,908,275	1,950,175	477,635
Changes in operating assets and liabilities:
Tenant receivables	(798,677)	(6,151,721)	(1,540,244)
Deferred rent receivable	(3,728,304)	(4,628,538)	(1,153,192)
Accrued interest on note receivable	644,913	(962,875)	(206,714)
Prepaid expenses	(37,757)	(6,645)	(5,101)
Accrued interest payable	(136,034)	301,088	3,196,531
Rents received in advance	13,490	710,056	(700,154)
Accounts payable and accrued liabilities	623,209	158,903	216,203
Due to affiliate	(7,434,195)	10,106,095	458,622
Accrued real estate taxes	831,221	9,225,961	2,285,056
Other liabilities	47,250	–	–
Net cash provided by operating activities	3,334,136	20,661,070	5,355,587

Investing activities
Additions to real estate	(24,154,307)	(7,345,733)	(2,015,435)
Increase (decrease) in accrued tenant improvement allowances	22,830,465	(13,112,879)	(574,408)
Leasing costs	(2,673,777)	(1,214,186)	(31,726)
Decrease (increase) in restricted cash escrows	2,334,783	(1,052,546)	2,595,774
Increase in note receivable	–	(587,771)	–
Net cash used in investing activities	(1,662,836)	(23,313,115)	(25,795)

Financing activities
Contributions from member	–	–	2,000,000
Distributions to member	(11,628,388)	(10,640,000)	(2,431,183)
Additional proceeds from mortgage note payable	–	22,500,000	–
Repayment of mortgage note payable	(762,448)	–	–
Financing costs	–	(4,825)	(371)
Net cash provided by (used in) financing activities	(12,390,836)	11,855,175	(431,554)
Net change in cash	(10,719,536)	9,203,130	4,898,238
Cash at beginning of period	14,787,010	5,583,880	685,642
Cash at end of period	$4,067,474	$14,787,010	$5,583,880

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

On October 8, 2003 (the Transaction Date), Prime Group Realty, L.P. (Prime), the prior sole member of the Company, sold 70.0% of its interest in the Company to UST XI Dearborn, Ltd. (UST), a limited partnership organized under the laws of Florida. At the closing UST paid Prime $105,000,000 and made a cash contribution to the Company of $1,400,000 as working capital. Prime correspondingly made a $600,000 cash contribution to the Company. UST’s opening capital balance represents an allocation of 70.0% of Prime’s historical capital balance. The Company’s organizational documents were amended and restated to reflect the admission of UST. For reporting purposes, no adjustments have been made to the carrying values of the Company’s assets and liabilities as a result of the sales transaction in accordance with the practices of the Securities and Exchange Commission.

Under the terms of the Contribution Agreement between Prime and UST, an additional purchase price payment in the amount of $9,800,000 was to be made by UST (the Leasing Earnout) and distributed to Prime upon the Company’s lease of an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003. This payment, reflected as a component of due to affiliate at December 31, 2004, was made in December 2004 and distributed to Prime on January 24, 2005, upon achieving the Leasing Earnout. To appropriately reflect the transaction, the payment, previously reported as a capital contribution, has been reclassified as a liability at December 31, 2004.

UST is the administrative member of the Company and Prime has approval rights over major decisions. At closing, Prime received a credit to its invested capital account (as defined in the Contribution Agreement) in the Company in the amount of $45,600,000, representing 30.0% of the total invested capital of the Company, and UST received a credit to its invested capital account of $106,400,000, representing 70.0% of the total invested capital of the Company. Prime also received a credit to its invested capital account, upon the satisfaction of the Leasing Earnout, of an additional $4,200,000. While these values have been utilized for purposes of tracking balances pursuant to the Contribution Agreement, these balances have not been reflected in these statements as noted above.

In connection with the admittance of UST as a partner in the Company, Prime deposited $19,908,658 with an escrow agent, which is to be used to fund: (a) the payment of completion costs for the core and shell of the Property (which Prime and UST acknowledge were $5,670,959 as of the closing date), (b) the costs related to tenant improvements and allowances with respect

1. Summary of Significant Accounting Policies (continued)

to existing leases at the Property (which Prime and UST acknowledge were $14,201,787 as of the closing date) and (c) the payment of any outstanding lease commissions with respect to existing leases of the Property (which Prime and UST acknowledge were $35,912 as of the closing date). The balances in this escrow account at December 31, 2005 and 2004 were $1,356,239 and $1,500,946, respectively. In addition to this escrow, Prime conveyed another escrow to the Company in the amount of $1,356,942 related to completion costs for the core and shell of the Property incurred prior to the closing date. The balances in this escrow at December 31, 2005 and 2004 were $920,516 and $925,175, respectively.

UST is entitled to receive out of available annual cash flow (Distributable Cash), a 10.0% non-cumulative preferred return on its invested capital, after which Prime is entitled to receive a 10.0% non-cumulative, non-compounded return on its invested capital. Any remaining Distributable Cash after repayment of all amounts then due and payable pursuant to the loan documents and other expenses and liabilities of the Company then due and payable after establishment of such reserves as UST may reasonably determine for specific anticipated purposes will be distributed 50.0% to Prime and 50% to UST.

To the extent the Company’s earnings exceed UST’s return in any year, Prime will record 100.0% of the excess up to its 10.0% return on invested capital. Thereafter, earnings will be allocated 50.0% to Prime and 50.0% to UST. To the extent the Company’s earnings are less than the amount distributable to UST, a corresponding loss will be allocated to Prime to the extent of any difference.

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

Presentation

The financial statements and disclosures for the period from October 8, 2003 to December 31, 2003 are unaudited.

Real Estate

Real estate is carried at its historical cost, less accumulated depreciation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life.

1. Summary of Significant Accounting Policies (continued)

Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Buildings	Weighted average composite life of 40 years
Building improvements	15 to 30 years
Tenant improvements	Term of related leases

The City of Chicago, (“City”) has provided tax increment financing assistance for the Property pursuant to which the Company is entitled to receive from the City up to $10,000,000 in tax increment assistance, subject to the satisfaction of certain requirements. The obligation of the City is evidenced by a promissory note in the maximum principal amount of $10,000,000 (which was subject to reduction if certain requirements were not satisfied). Interest on the note accrues at the rate of 9.5% per year. Under the agreement with the City, payments of the tax increment assistance are to be made each January 1 from 50.0% of the incremental real estate taxes attributable to the Property. The promissory note matures on December 31, 2008, and, to the extent any portion of the note remains unpaid as of the maturity date, the Company is required to forego such amounts. The Company initially recorded a note receivable in the amount of $9,412,228, which was net of a reserve for amounts anticipated due to the City for failure to meet certain of the requirements.

On August 11, 2004, payments were made to the City comprised of $587,771 from the Company and $447,845 from Prime. The payment by the Company was funded by a loan Prime made to the Company in the amount of $587,771. The loan bears interest at 10.0% per year and will be paid upon the retirement of the note receivable from the City. The total of $1,035,616 represented the Company’s obligation under its redevelopment agreement with the City. The City issued a Certificate of Completion in regards to the Property and acknowledged the amount of the note receivable, which included principal of $10,000,000 and interest through August 11, 2004 of $1,929,028.

The balances of the note receivable at December 31, 2005 and 2004 includes accrued interest of $1,650,920 and $2,295,833, respectively.

Deferred Charges

Costs incurred in connection with financings are capitalized as deferred financing costs and are amortized on the effective interest method to interest expense over the terms of the related loan. Leasing commissions and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.

Restricted Escrows

The carrying amount of the restricted cash escrows reported in the balance sheet approximates their fair value.

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

Income Taxes

The Company is taxed as a partnership, and accordingly, no federal or state income taxes are payable by the Company. The members’ respective share of the Company’s taxable income or loss is includable on the respective tax returns of the members.

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2. Deferred Costs

Deferred costs consist of the following:

	December 31
	2005	2004
Financing costs	$7,377,041	$7,377,041
Leasing commissions	15,884,349	13,422,418
Leasing costs	8,640,489	8,428,643
Lease assumption costs	20,507,230	20,507,230
	52,409,109	49,735,332
Less: Accumulated amortization	(16,148,570)	(12,304,834)
	$36,260,539	$37,430,498

3. Mortgage Note Payable

In connection with the admittance of UST as a member in the Company, the Company simultaneously closed on a $270,000,000 mortgage loan with a financial institution (the Loan), a portion of which was used to repay in full the existing construction loan and mezzanine loan encumbering the Property, and $22,500,000 of which was funded post-closing to pay for tenant improvement costs and other leasing costs under subsequent and future leases at the Property (the TI Amount).

3. Mortgage Note Payable (continued)

The Loan bears interest at a fixed rate of 5.47% per year, except that the TI Amount, when and as funded, bore interest at a floating rate of one or three month LIBOR plus 1.20%, as defined. The Company had the right to fix the interest rate on the TI Amount, as funded, in $5,000,000 increments, at an interest rate equal to the lender’s then-current cost of funds plus 1.20%. On September 30, 2004, the Company fixed the rate on the loan for the TI amount at 5.18% and drew down $18,772,291 representing the remaining proceeds available under the original loan commitment.

This advance of the TI Amount was disbursed into an interest-bearing escrow account (with interest payable monthly to the Company) with future tenant improvement costs and leasing commissions of the Property payable out of the escrow. The balances in this escrow at December 31, 2005 and 2004 were $15,973,781 and $18,159,200, respectively.

The Loan requires interest only payments quarterly in arrears for the first two years of the loan term and payments of principal and interest pursuant to a 30-year amortization schedule thereafter. The Loan has a term of seven years. The Company is obligated to pay a $50,000 agency fee to the lender each year.

The Loan documents provide that if the debt service coverage ratio of the Property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the Loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the Property falls below 1.30, then the excess net cash flow from the Property will be deposited in an interest bearing escrow account with the lender until the debt service coverage ratio test of 1.30 is met. The debt service coverage ratios were 1.24 and 1.21 at December 31, 2005 and 2004, respectively.

The following represents the Company’s future minimum principal payments due on its mortgage note payable outstanding at December 31, 2005:

Year ending December 31
2006	$3,656,545
2007	3,861,373
2008	3,998,047
2009	4,263,968
2010	253,457,619
$269,237,552

4. Related Party Transactions

In connection with operating the Property, Prime is entitled to receive fees for services performed and reimbursement for costs paid on behalf of the Company. Amounts incurred for these services for the years ended December 31, 2005 and 2004 and the period October 8, 2003 through October 31, 2003 are as follows:

	2005	2004	2003
Management fee (a)	$909,480	$728,776	$148,522
Payroll and other operating costs (b)	748,479	1,258,929	272,368
Leasing commissions	1,622,525	283,541	–

(a)	Management fee equal to 2% of the monthly gross revenues calculated on a cash basis (included in property operations expense).

(b)	Reimbursement for payroll and other operating costs paid on behalf of the Company.

UST also receives a monthly administrative fee of $50,000, which totaled $600,000, $600,000 and $138,710 for the years ended December 31, 2005 and 2004 and the period ended December 31, 2003, respectively.

The length of the lease terms range up to 15 and 40 years at lease inception for office and retail tenants, respectively. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

5.	Leases

The total future minimum rental to be received under noncancelable operating leases executed at December 31, 2005, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year ending December 31
2006	$29,836,658
2007	30,638,447
2008	36,571,479
2009	37,563,494
2010	38,535,903
Thereafter	275,407,020
$448,553,001

The Property was approximately 73.1% leased at December 31, 2005, of which three tenants lease approximately 67.8% and represent approximately 95.2% and 96.6% of rental and tenant reimbursements revenue, excluding amortization of lease assumption costs for the years ended December 31, 2005 and 2004, respectively.

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

The carrying values of the Company’s tenant receivables and accounts payable and accrued liabilities approximate their fair values due to the short maturities of such instruments. The carrying value of the Company’s note receivable approximates its fair value based on the expected amount to be received from the City. The carrying amount of mortgage note payable (including accrued interest) approximates fair value based on the current borrowing rate for similar types of debt.

7.	Subsequent Events

On January 25, 2006, the Company received a $6,078,798 payment from the City of which $4,361,905 was applied towards the note receivable and $1,716,893 was applied towards the accrued interest on the note receivable.