Form 10-Q
period 2006-03-31
PRIME GROUP REALTY TRUST
filed 2006-05-05
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer __ Accelerated Filer X Non-Accelerated Filer__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 4, 2006, 236,483 of the registrant's Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust

Form 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Prime Group Realty Trust

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

(Unaudited)

Assets	March 31 2006	December 31 2005
Real estate:
Land	$92,088	$92,220
Building and improvements	336,670	335,951
Tenant improvements	43,269	43,200
Furniture, fixtures and equipment	521	521
	472,548	471,892
Accumulated depreciation	(16,377)	(11,142)
	456,171	460,750
In-place lease value, net	35,816	39,912
Above-market lease value, net	28,765	30,638
Property under development	–	1,501
	520,752	532,801

Property held for sale	1,506	–
Investments in unconsolidated entities	107,033	111,197
Cash and cash equivalents	36,101	17,609
Receivables, net of allowance for doubtful accounts of $952 and $1,086 at March 31, 2006 and December 31, 2005, respectively:
Tenant	2,609	1,915
Deferred rent	3,065	2,184
Other	2,403	1,724
Restricted cash escrows	40,820	96,654
Deferred costs, net	11,311	5,220
Other	2,565	2,617
Total assets	$728,165	$771,921

Liabilities and Shareholders' Equity
Mortgage notes payable	$510,185	$452,965
Accrued interest payable	3,184	1,796
Accrued real estate taxes	17,651	22,389
Accrued tenant improvement allowances	9,941	11,792
Accounts payable and accrued expenses	4,408	6,527
Liabilities for leases assumed	6,460	7,618
Below-market lease value, net	15,023	16,195
Dividends payable	2,250	2,250
Other	7,846	9,136
Total liabilities	576,948	530,668
Minority interests:
Operating Partnership	121,941	135,853
Shareholders' equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	106,589	106,239
Accumulated other comprehensive income	1	–
Distributions in excess of earnings	(77,356)	(881)
Total shareholders' equity	29,276	105,400
Total liabilities and shareholders' equity	$728,165	$771,921

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
	2006	2005
Revenue:
Rental	$13,658	$13,450
Tenant reimbursements	8,681	8,745
Other property revenues	1,065	863
Services Company revenue	1,071	1,022
Total revenue	24,475	24,080

Expenses:
Property operations	6,285	6,443
Real estate taxes	5,411	5,481
Depreciation and amortization	9,383	4,945
General and administrative	1,822	2,424
Services Company operations	1,052	775
Severance costs	–	176
Strategic alternative costs	–	1,934
Total expenses	23,953	22,178
Operating income	522	1,902
Interest and other income	871	578
Loss from investments in unconsolidated joint ventures	(3,996)	(3,057)
Interest:
Expense	(9,461)	(5,944)
Amortization of deferred financing costs	(297)	(243)
Accretion of mortgage notes payable	343	–
Loss from continuing operations before minority interests	(12,018)	(6,764)
Minority interests	14,142	1,037
Income (loss) from continuing operations	2,124	(5,727)
Discontinued operations, net of minority interests of $(80) and $(202) in 2006 and 2005, respectively	1	1,552
Income (loss) before gain on sales of real estate	2,125	(4,175)
Gain on sales of real estate, net of minority interests of $(1,138) in 2005	–	8,758
Net income	2,125	4,583
Net income allocated to preferred shareholders	(2,250)	(2,250)
Net (loss) income available to common shareholders	$(125)	$2,333

Basic and diluted earnings available to common shares per weighted-average common share:
Income (loss) from continuing operations after minority interests and allocation to preferred shareholders	$(0.53)	$(0.34)
Discontinued operations, net of minority interests	–	0.07
Gain on sales of real estate, net of minority interests	–	0.37
Net (loss) income available per weighted-average common share of beneficial interest –basic and diluted	$(0.53)	$0.10

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
Operating activities	2006	2005
Net income	$2,125	$4,583
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of mortgage notes payable	(343)	–
Amortization of above/below-market lease value (included in rental revenue)	703	–
Amortization of costs for leases assumed (included in rental revenue)	–	69
Amortization of in-place lease value	4,085	–
Gain on sales of real estate (including discontinued operations)	–	(10,558)
Depreciation and amortization (including discontinued operations)	5,595	5,830
Net equity in loss from investments in unconsolidated joint ventures	3,996	3,057
Minority interests (including discontinued operations)	(14,062)	303
Net changes in operating assets and liabilities:
Accounts receivable	(2,120)	(252)
Allowance for doubtful accounts	(134)	(98)
Other assets	209	875
Accrued interest payable	1,388	36
Accrued real estate taxes	(4,738)	(5,117)
Accounts payable and accrued expenses	(2,119)	1,249
Other liabilities	(1,122)	(3,684)
Net cash used in operating activities	(6,537)	(3,707)

Investing activities
Expenditures for real estate and equipment	(2,504)	(2,739)
Proceeds from sales of real estate	–	10,397
Payments for tax indemnity agreement	(4,200)	–
Decrease in restricted cash escrows	834	4,664
Leasing costs	(1,477)	(1,904)
Distributions from unconsolidated joint ventures, net	–	300
Net cash (used in) provided by investing activities	(7,347)	10,718

Financing activities
Financing costs	(1,937)	(11)
Change in restricted cash escrows	55,000	–
Proceeds from mortgages and notes payable	58,000	–
Repayment of mortgages and notes payable	(437)	(1,012)
Distributions to minority interests – operating partnership	(75,328)	–
Dividends paid to Series B-preferred shareholders	(2,250)	(2,250)
Dividends paid to common shareholder	(672)	–
Net cash provided by (used in) financing activities	32,376	(3,273)
Net increase in cash and cash equivalents	18,492	3,738
Cash and cash equivalents at beginning of period	17,609	71,731
Cash and cash equivalents at end of period	$36,101	$75,469

Other information
Interest paid	$8,047	$6,673
Income taxes paid	245	–

See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

We have one primary reportable segment consisting principally of our ongoing ownership and operation of ten office properties, one industrial property, 6.3 acres of developable land and three joint venture interests that are primarily located in the Chicago area and are leased through operating leases to unrelated third parties.

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

On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. As a result of the Acquisition, each of our common shares and common units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/common unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price.

Our Series B Cumulative Redeemable Preferred Shares (the "Series B Shares") remained outstanding after the completion of the Acquisition and currently remain outstanding.

2.   Formation and Organization (continued)

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

As a result of the closing on December 30, 2005 of a loan from IPC Investments Holding Canada Inc. ("IPC Lender") to an affiliate of the Company, an affiliate of IPC Lender, IPC Prime Equity, LLC ("IPC Equity") will receive, after the distribution to Lightstone of its capital and a 5.0% compounded annual return, (i) a 10.0% interest in the cash available for distribution derived from Prime Office's direct ownership of our common shares and (ii) a 12.6% interest in the cash available for distribution derived from Prime Office's direct ownership of the common units of our Operating Partnership.

Each preferred and common unit of the Operating Partnership entitles the owners to receive distributions from the Operating Partnership. Distributions declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.

As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the financial statements reflect our operations prior to the Acquisition (predecessor company) and after the Acquisition (successor company). There have been no changes to our accounting for the Acquisition. The current allocation of the purchase price by Lightstone is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities related to certain contingent tax indemnities.

3.	Mortgage Notes Payable

Prime Equity Citicorp Loan. On January 11, 2006 our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity") obtained a loan in the original principal amount of $58.0 million (the "Citicorp Loan") from Citicorp USA Inc. ("Citicorp"). Simultaneously with the closing of the Citicorp Loan, the Operating Partnership transferred to Prime Equity (i) its interest in the junior mortgage loan (the "Junior Loan") encumbering Continental Towers, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. ("280 Owner"), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. ("Prime Management"), the manager of Continental Towers.

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

3.	Mortgage Notes Payable (continued)

"180 Pledge"), then Prime Equity must repay not less than $14.0 million of the Citicorp Loan. In April 2006, the two loan servicers managing the loan for the lender, tentatively approved a 180 Pledge in the amount of $11.0 million, subject to the approval of the relevant rating agencies and the Controlling Class Representative for the holders of the loan. If these remaining approvals are obtained at the $11.0 million level instead of the $14.0 million level provided by Citicorp, it may result in us having to repay to Citicorp the difference, $3.0 million, to be applied toward repayment of the Citicorp Loan. There can be no assurances that the remaining consents relating to the 180 N. LaSalle Street senior loan will be obtained in a timely manner, or if they are obtained, that the terms for obtaining such consents will be favorable to us.

Mr. David Lichtenstein, the principal of The Lightstone Group, our indirect parent, has guaranteed (i) the payment of 50.0% of the principal amount of the Citicorp Loan (reducing to 25.0% on the date that Prime Equity delivers to Citicorp the 180 Pledge or repays $14.0 million of the Citicorp Loan), (ii) the payment of all of the interest on the Citicorp Loan and (iii) the payment of all operating expenses for our Continental Towers, Atrium, 77 West Wacker Drive, 800-810 Jorie Boulevard and, if applicable, 180 N. LaSalle Street properties. In addition, Mr. Lichtenstein's guaranty covers the full amount of the Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan.

The Citicorp Loan has a two (2) year term and payments of interest only are due monthly. It is pre-payable at any time. The loan bears interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year. We paid $0.3 million from loan proceeds for the interest rate cap which is recorded as other assets in our Consolidated Financial Statements.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and has an exit fee of 1.0% ($580,000), if the loan is paid in full within one year of the closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the account, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loan, including amounts in the leasing reserve account, of at least $6.0 million. The leasing reserve account balance as of March 31, 2006 is $6.5 million, which consists of the $6.0 million minimum balance plus $0.5 million in additional monthly deposits to cover tenant improvement costs and leasing commissions.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0%, as defined in the loan documents.

In February 2006, the first extension option was purchased for $0.5 million on the $195.0 million IBM Plaza loan, which extended the maturity date to March 9, 2007. Another option can be purchased for an additional $0.5 million to extend the maturity date to March 9, 2008.

Total interest paid on mortgage notes payable was $8.0 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. No capitalization of interest occurred in the three months ended March 31, 2006 and 2005.

4.   Other Comprehensive Income

Our derivative instruments were reported at their fair value as other assets of $420,459 and $38,435 on March 31, 2006 and December 31, 2005, respectively. We incurred a total comprehensive gain of $2.3 million ($9.62 per weighted average common share) and a total comprehensive loss of $4.6 million ($0.19 per weighted average common share) for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

As of March 31, 2006, we have classified 6.3 acres of vacant land in Libertyville, Illinois as held for sale. On January 25, 2006 we entered into a purchase and sale agreement to sell the property. On April 19, 2006, we closed on the sale of the property for a sale price of $2.4 million. This property was unencumbered.

8.       Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our March 31, 2006 interim financial statements and for all periods presented. Below is a summary of the results of operations for our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years.

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
	2006	2005

Rental revenue	$4	$2,541
Tenant reimbursements	–	1,820
Other property income	–	107
Total revenue	4	4,468

Property operations	(53)	1,414
Real estate taxes	(24)	540
Depreciation and amortization	–	629
Interest:
Expense	–	827
Amortization of deferred financing costs	–	13
Total expenses	(77)	3,423

Income before gain on sales of real estate and minority interests	81	1,045
Gain on sales of real estate	–	709
Minority interests	(80)	(202)
Discontinued operations	$1	$1,552

9.	Debt Covenants

The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2006, we are in compliance with the requirements of all of these financial covenants.

10.	Recent Developments

On January 10, 2006, we and certain other parties, including Roland E. Casati ("Casati") and Richard H. Heise ("Heise"), entered into an Amended Tax Indemnity Agreement (the "Amended Tax Indemnity Agreement") in connection with certain modifications to the ownership structure of our Continental Towers property (the "Continental Transaction"), which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to the property, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

On February 9, 2006, our board of trustees ("Board") declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly distribution has a record date of March 31, 2006 and a payment date of April 28, 2006.

In addition, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per common unit/common share and having a record date of February 9, 2006, and a payment date of February 10, 2006.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three months ended March 31, 2006 and 2005 (dollars in thousands, except for per share amounts):

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
	2006	2005

Numerator:
Loss from continuing operations before minority interests	$(12,018)	$(6,764)
Minority interests	14,142	1,037
Net income allocated to preferred distributions	(2,250)	(2,250)
Loss before discontinued operations and gain on sales of real estate	(126)	(7,977)
Discontinued operations, net of minority interests	1	1,552
Gain on sales of real estate, net of minority interests	–	8,758
Income available to common shareholders	$(125)	$2,333

Denominator:
Weighted-average common shares	236,483	23,675,121
Effect of dilutive securities:
Employee stock options	–	–
Nonvested employee stock grants	–	–
Adjusted weighted-average common shares and assumed conversions	236,483	23,675,121

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.53)	$(0.34)
Discontinued operations, net of minority interests	–	0.07
Gain on sales of real estate, net of minority interests	–	0.37
Net income available per weighted-average common share of beneficial interest – basic and diluted	$(0.53)	$0.10

In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted.

Options to purchase 930,483 of our common shares, which were outstanding prior to the Acquisition, were excluded in the computation of diluted earnings available to common shares for the three months ended March 31, 2005 because the effect would have been antidilutive.

We had nonvested stock grants of 6,250 shares outstanding prior to the Acquisition and during the three months ended March 31, 2005 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

We had 3,076,586 weighted-average common units outstanding prior to the Acquisition during the three months ended March 31, 2005 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

12.	Investments in Unconsolidated Joint Ventures

We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments which were fairly valued as a result of the Acquisition.

12.    Investments in Unconsolidated Joint Ventures (continued)

77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, L.L.C., which owns a 959,719 square foot office building located in Chicago, Illinois. Our interest at March 31, 2006 was $26.2 million and at December 31, 2005 was $27.2 million (included in investments in unconsolidated entities). Our joint venture partner also has a 50% common interest and has a preferred ownership interest ($66.0 million preferred member's share with a 9.5% cumulative preferred return) in this property.

The following table summarizes our share of various items (dollars in thousands):

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
	2006	2005

Operations (included in loss from investments in unconsolidated joint ventures)	$(966)	$425
Distributions received	–	300

The following table represents the condensed income statements of 77 West Wacker Drive, L.L.C. on a historical basis (dollars in thousands):

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	March 31	March 31
	2006	2005

Total revenue	$9,971	$11,017
Total expense	10,323	8,943
Net (loss) income	$(352)	$2,074

Citadel Center. We own a 30% subordinated common interest in Dearborn Center, L.L.C., which owns Citadel Center. Citadel Center is a 1,504,364 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at March 31, 2006 and December 31, 2005 was an equity investment of $80.7 million and $83.9 million, respectively (included in investments in unconsolidated entities). During the three month periods ended March 31, 2006 and 2005, distributions of $2.9 million and $2.8 million, respectively, to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.1 million and $3.5 million (included in losses from investments in unconsolidated joint ventures) for the three month period ended March 31, 2006 and 2005, respectively. This excludes the expense related to the management fee we earned on this property.

Under the terms of the contribution agreement with our joint venture partner in Dearborn Center, L.L.C., upon the leasing of an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003, we qualified for the receipt of the contingent purchase price of $9.8 million. In January 2005, the joint venture leased additional space to Citadel Investment Group, LLC ("Citadel"), and we were thereby qualified to receive the contingent purchase price which was paid to us in January 2005. This amount was recorded as a gain on sale of real estate in our consolidated statements of operations.

12. Investments in Unconsolidated Joint Ventures (continued)

The following table represents the condensed income statements of Dearborn Center, L.L.C. on a historical cost basis:

	Three months ended
	March 31
	2006	2005
	(dollars in thousands)

Total revenue	$12,575	$12,516
Total expense	12,729	13,163
Net loss	$(154)	$(647)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., ("Plumcor/Thistle JV") which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2006 and December 31, 2005 was an equity investment of $0.2 million and $0.1 million (included in investments in unconsolidated entities), respectively. Our share of the venture's operations was income of $29,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively (included in investments in unconsolidated entities).

We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC ("Prime/Mansur") which we subsequently terminated. See Note 14 - Commitments and Contingencies – Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

In June 2005, the Financial Accounting Standards Board ("FASB") ratified its consensus Emerging Issues Taxes Force Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-05"). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for our remaining partnerships for the applicable provisions. We are currently in compliance with Issue 04-05 and there is no impact of the adoption of the provisions of Issue 04-05 on our financial position or results of operations.

Our joint venture interests described above are considered to be a variable interest in the entity that owns the property, which we believe is a variable interest entity ("VIE"). However, based on our evaluations, we are not the primary beneficiary of the entity, and, therefore, we do not consolidate the VIE. Our maximum exposure as a result of the VIEs is not material.

13.	Stock Based Compensation

The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted. Under the fair value method of accounting per SFAS 123, additional compensation expense for the three months ended March 31, 2005 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the

13.    Stock Based Compensation (continued)

three months ended March 31, 2005 related to options granted under Accounting Principles Board Opinion No. 25.

The unaudited pro-forma information for the period prior to the adoption of SFAS 123(R), as defined below, is as follows (dollars in thousands, except for per share amounts):

Three months
ended
March 31
2005

Additional compensation expense that would have been recognized	$10
Impact per common share – basic and diluted	–
Net income available to common shareholders	2,323
Net income available per common share − basic and diluted	0.10

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95. "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted SFAS 123(R) using the modified prospective method. Accordingly, the adoption of SFAS 123(R's) fair value method has an immaterial impact on our results of operations, and has no impact on our overall financial position.

14.	Commitments and Contingencies

Legal. We previously granted Prime/Mansur, an entity controlled by E. Barry Mansur and including Michael W. Reschke, a former Chairman and a former member of our Board, an option to purchase our interest in Plumcor/Thistle JV for $4.0 million. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. Concurrent with the exercise of this option, Prime/Mansur made a deposit of $80,000 as earnest money, which is being held in escrow by an escrow agent. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur failed to obtain our joint venture partner's consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor/Thistle JV to Prime/Mansur or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

We are a defendant in various other legal actions arising in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," we record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, we believe that

14. Commitments and Contingencies (continued)

such legal actions will not have a material adverse affect our consolidated financial position or results of operations.

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At March 31, 2006, this escrow had a balance of $1.25 million plus interest of $33,169.

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

Our IBM Plaza property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in IBM Plaza is not friable and no remediation of the asbestos is necessary.

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

14.	Commitments and Contingencies (continued)

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

Continental Towers. On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations).

On January 10, 2006, we and certain other parties, including Casati and Heise, entered into an Amended and Restated Tax Indemnity Agreement in connection with the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Casati. This payment has been recorded as deferred costs in our Consolidated Financial Statements. The Operating Partnership also transferred its interest in the Junior Loan encumbering Continental Towers to Prime Equity. In addition, the fee title ownership of Continental Towers was modified so that the property is now owned as tenants in common by (i) Continental Towers, L.L.C. ("64.0% Owner"), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. ("36.0% Owner"), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise now owns a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner are now owned by affiliates of Mr. Yochanan Danziger (the "CT General Partner").

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

Under the Amended Tax Indemnity Agreement and the partnership agreement of the 36.0% Owner, Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Heise. Heise's consent rights relate to the following actions: (1) sale or disposition of Continental Towers or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers; (3) amendments to the Junior Loan or the junior lender's rights thereunder; and (4) any other action which results in or creates the risk of a "Tax Event" with respect to Heise; provided, however, that Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Heise has a "reasonable basis" for reporting

14. Commitments and Contingencies (continued)

the transaction without including any taxable income or gain and either (x) we have a net worth of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due Heise, grossed-up for any taxes which would be payable by Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we pay the amount of the tax, on a grossed-up basis, to Heise. In the event that our net worth falls below $50.0 million, then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.

The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity's interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

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

We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.4 million has been received through March 31, 2006. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $58.5 million over the term of the lease. Although we have sold 70.0% of our investment in Citadel Center to a joint venture partner, we have retained 100.0% of this liability. Liabilities for leases assumed at March 31, 2006 and December 31, 2005 includes $5.0 million and $5.8 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with another sublease at One North Wacker Drive, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. We paid a lease termination fee of $0.3 million and $0.5 million in 2006 and 2005, respectively, which reduced our gross rental obligation on the remaining lease to $0.3 million at March 31, 2006.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2006, this lease has a remaining estimated gross rental obligation of approximately $1.9 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.2 million in liabilities for leases assumed at March 31, 2006 and December 31, 2005, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

14. Commitments and Contingencies (continued)

During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at March 31, 2006 is approximately $1.2 million. At March 31, 2006 and December 31, 2005, we have included approximately $0.3 million and $0.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

15.	Subsequent Events

On April 19, 2006, we closed on the sale of 6.3 acres of vacant land located in Libertyville, Illinois, for a sales price of $2.4 million. This property was unencumbered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members' affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2006.

Among the matters about which we have made assumptions in connection with these forward-looking statements are the following:

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

OVERVIEW

We are a fully-integrated, self-administered, and self-managed real estate investment trust (REIT) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.9 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we have three joint venture interests in office properties containing an aggregate of 2.6 million rentable square feet, and as of March 31, 2006 owned 6.3 acres of developable land. The developable land was subsequently sold in April 2006.

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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first quarter of 2006 and the end of each quarter of 2005, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	March 31	December 31	September 30	June 30	March 31
	2006	2005	2005	2005	2005

Portfolio Total	85.6%	84.2%	82.5%	83.1%	83.8%

Unconsolidated Joint Venture Properties	79.1%	77.6%	80.3%	80.9%	81.3%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 – 1996 standards established by the Building Owners and Managers Association ("BOMA"). Minor variations in occupancy resulted from this change.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $1.0 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at March 31, 2006 and December 31, 2005, were $6.5 million and $7.6 million, respectively.

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

At March 31, 2006, we determined that no reserves were warranted. In evaluating our other long-lived assets used in operations for impairment at March 31, 2006, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations

Comparison of the three months ended March 31, 2006 to March 31, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change

Property revenues	$23,404	$23,058	$346	1.5%	%
Services Company revenues	1,071	1,022	49	4.8
Total revenues	24,475	24,080	395	1.6

Property operating expenses	11,696	11,924	(228)	(1.9)
Depreciation and amortization	9,383	4,945	4,438	89.7
General and administrative	1,822	2,424	(602)	(24.8)
Services Company operations	1,052	775	277	35.7
Severance costs	–	176	(176)	(100.0)
Strategic alternative costs	–	1,934	(1,934)	(100.0)
Total expenses	23,953	22,178	1,775	8.0
Operating income	522	1,902	(1,380)	(72.6)
Interest and other income	871	578	293	50.7
Loss from investments in unconsolidated joint ventures	(3,996)	(3,057)	(939)	(30.7)
Interest:
Expense	(9,461)	(5,944)	(3,517)	(59.2)
Amortization of deferred financing costs	(297)	(243)	(54)	(22.2)
Accretion of mortgage notes payable	343	–	343	−
Loss from continuing operations before minority interests	(12,018)	(6,764)	(5,254)	(77.7)
Minority interests	14,142	1,037	13,105	1,263.8
Income (loss) from continuing operations	2,124	(5,727)	7,851	137.1
Discontinued operations, net of minority interests	1	1,552	(1,551)	(99.9)
Income (loss) before gain on sales of real estate	2,125	(4,175)	6,300	150.9
Gain on sales of real estate, net of minority interest	–	8,758	(8,758)	(100.0)
Net income	$2,125	$4,583	$(2,458)	(53.6)%

Property Revenues. The increase of $0.3 million in property revenues was primarily attributable to increased straight-line rent of $0.8 million resulting from the Acquisition and parking revenue of $0.2 million offset by the amortization of the above-market and below-market lease values of $0.7 million as a result of the Acquisition.

Property Operating Expenses. The decrease of $0.2 million in property operating expenses was primarily attributable to decreases in real estate taxes associated with decreased tax rates and insurance due to our receiving credits associated with sold properties.

Depreciation and Amortization. The increase of $4.4 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.

General and Administrative. The decrease of $0.6 million in general and administrative expenses was primarily due to decreases in salaries and benefits ($0.3 million) as a result of a reduction in employees and lower compliance fees ($0.2 million) which was the result of management's cost containment strategies.

Services Company Operations. The increase of $0.3 million in our Services Company's operating expenses was primarily due to the increase in provision for income taxes.

Severance Costs. For 2005, we recorded severance costs of $0.2 million related to a reduction of corporate management and support staff.

Strategic Alternative Costs. The decrease of $1.9 million in strategic alternative costs is principally due to legal fees incurred in the first quarter of 2005 associated with the Acquisition and litigation which was pending at that time and has since been settled.

Interest and Other Income. The increase of $0.3 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which was the result of an increase in average interest rates from 2.3% in 2005 to 4.3% in 2006, which was partially offset by a decrease in the average balances in these accounts from $147.5 million to $135.5 million in 2005 and 2006, respectively.

Loss From Investments in Unconsolidated Joint Ventures. The increase of $0.9 million in loss from investments in unconsolidated joint ventures was primarily attributable to the increase in depreciable basis of the tangible and intangible assets of the joint venture properties as a result of the Acquisition.

Interest Expense. The increase of $3.5 million in interest expense was primarily due to an increase in the fair value of our debt from $426.4 million at March 31, 2005 to $510.2 million at March 31, 2006. The average interest rate on our debt also increased from 6.3% to 7.8%, respectively.

Accretion of Mortgage Notes Payable. The increase of $0.3 million is due to the amortization of the fair value adjustment to our mortgage notes payable, which was the result of purchase accounting for the Acquisition.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years. The decrease of $1.6 million was primarily attributable to a gain on sale of a portfolio of our industrial properties upon finalization of our related obligation under a tax indemnity in 2005 ($0.7 million), a gain from operations associated with our 208 South LaSalle Street property in 2005 ($0.7 million) and a decrease in projected real estate taxes associated with our former 33 West Monroe Street property in 2005 ($0.3 million), partially offset by a change in minority interests ($0.1 million).

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

Cash Flows from Operating Activities. Net cash used in operating activities was $6.5 million for the three months ended March 31, 2006 compared to $3.7 million for the three months ended March 31, 2005

- a decrease of $2.8 million. We had a $1.3 million reduction of income from operations earned in 2005 from our 208 South LaSalle Street property, which was sold in December 2005. We paid $8.0 million of interest in the first three months of 2006 compared to $6.7 million in the first three months of 2005. We received a $1.1 million tax refund in the first quarter of 2005 related to our former 33 West Monroe Street property for taxes paid in 2004. The use of cash provided by our operating activities was partially offset by a decrease of $1.9 million in payments for strategic alternatives in the first three months of 2006 compared to the same period in 2005.

Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was ($7.3) million for the three months ended March 31, 2006 compared to $10.7 million for the three months ended March 31, 2005 - a decrease of $18.0 million. We received $3.6 million that was released from the escrow associated with the Citadel Reimbursement Obligation and funded $6.5 million into the escrow associated with the Citicorp Loan in the first quarter of 2006. We also received a payment of $9.8 million from the Citadel Center joint venture and $0.6 million in proceeds from the sale of our Libertyville land parcel during the first three months of 2005. In January 2006 we paid $4.2 million in connection with an amended tax indemnity agreement. We also paid real estate tenant improvements, equipment and leasing costs of $4.0 million and $4.6 million in the first three months of 2006 and 2005, respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $32.4 million for the three months ended March 31, 2006 compared to ($3.3) million for the three months ended March 31, 2005 - an increase of $35.7 million. Loan proceeds of $55.0 million received in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. We also received loan proceeds of $58.0 million from the Citicorp loan in January 2006, partially offset by $1.9 million in additional financing costs. We paid dividends totaling $78.3 million in the first quarter of 2006 compared to $2.3 million in the first quarter of 2005.

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

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. For the remainder of 2006, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2006, we are in compliance with the requirements of all of our financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2006, these accounts totaled $40.8 million. These escrows relate to the $23.4 million escrow for capital and tenant improvements, the $5.8 million escrow representing lease obligations, the $3.6 million escrow for real estate taxes and insurance, the $3.3 million escrow for depository accounts, the $1.4 million escrow related to environmental remediation and the remaining $3.3 million escrow is reserved for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of March 31, 2006:

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations (A)	Total	2006	2007/ 2008	2009/ 2010	2011 and Thereafter
Mortgage notes payable (B)	$510,185	$2,268	$348,533	$93,980	$65,404
Operating lease obligations	3,095	339	470	447	1,839
Tenant improvement allowances (C)	9,941	9,941	−	−	−
Tax indemnification (D)	56	56	−	−	−
Liabilities for leases assumed and lease reimbursement obligations (E)	61,617	9,468	18,269	17,997	15,883
Total contractual cash obligations	$584,894	$22,072	$367,272	$112,424	$83,126

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)

These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition except for our $55.0 million loan with IPC Lender and the $58.0 million loan with Citibank, which are presented at carrying value and approximate fair value. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the three months ended March 31, 2006, amortization totaled $0.3 million. The actual amount owed to lenders for mortgage notes payable at March 31, 2006, is $504.9 million.

(C)	We have escrows of $4.1 million that may be utilized to fund these obligations.

(D)	As a result of the sale of vacant land located in Libertyville, Illinois on February 28, 2005, a liability was incurred under a tax indemnity agreement.

(E)

These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $51.6 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $5.8 million to fund a portion of this contractual amount at March 31, 2006.

		Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter
Guarantees (A)	$4,106	$450	$1,200	$1,200	$1,256
Unconsolidated joint ventures (B)	163,150	1,580	4,561	79,802	77,207
Tax indemnifications (C)	14,018	(C)	(C)	(C)	(C)
Series B Shares (D)	(D)	6,750	18,000	18,000	(D)
Total commercial commitments	$181,274	$8,780	$23,761	$99,002	$78,463

(A)

This represents a guarantee for $4.1 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)

We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $165.3 million mortgage note payable secured by the property.

We also have a 30.0% subordinated common interest in an unconsolidated real estate joint venture that owns the Citadel Center office property. While we are not a guarantor or responsible party, the joint venture has a $268.3 million mortgage loan secured by the property. The amount shown includes 30.0% of the balance of the mortgage loan.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns an office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if all remaining indemnity properties had been sold as of March 31, 2006. See Note 14 − Commitments and Contingencies − Continental Towers to our Consolidated Financial Statements for further information.

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

Common Shares. In addition, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per common share/common unit and having a record date of February 9, 2006, and a payment date of February 10, 2006.

With respect to the payment of the distributions referred to above, there can be no assurance as to the timing and amounts of any future distributions on our Series B Shares or our common shares, and the payment of these distributions at this time should not be construed to convey any degree of certainty with respect to future distribution payments. Management and our Board review our cash position and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions.

Tax Indemnity Agreements. On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction, we agreed to indemnify the two limited partners of the limited partnership which owns the property for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note.

On January 10, 2006, we and certain other parties, including Casati and Heise, entered into the Amended Tax Indemnity Agreement in connection with the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to our Continental Towers property, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released us from all of our obligations under the Amended Tax Indemnity Agreement relating to Casati. This payment has been recorded as deferred costs in our Consolidated Financial Statements.

Indebtedness. Our aggregate indebtedness had a fair value of $510.2 million at March 31, 2006. This indebtedness had a weighted average maturity of 2.4 years and bore interest at a weighted average interest rate of 7.8% per annum. At March 31, 2006, $182.2 million, or 35.7% of such indebtedness, bore interest at fixed rates, and $328.0 million, or 64.3% of such indebtedness, bore interest at variable rates. The $328.0 million of variable rate debt is subject to interest rate cap agreements.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

Loan Associated with	Notional Amount as of March 31 2006	Capped LIBOR Rate	Effective Date	Expiration Date

IBM Plaza
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	2/23/06	3/15/07
Continental Towers
First Mortgage	$75,000,000	6.5%	5/04/05	5/01/08
PGRT Equity LLC
Mezzanine Loans	$58,000,000	4.8%	1/03/06	1/03/08

No amounts were received under the terms of the interest rate protection agreements in the three months ended March 31, 2006 and 2005.

Debt Activity. We paid $0.4 million of principal payments during the first three months of 2006.

Off–Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 31, 2006, we are not involved in any unconsolidated SPE transactions.

Funds from Operations

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance for an equity REIT. We no longer rely on Funds from Operations to facilitate a clear understanding of our combined historical operating results. Since the Acquisition, our focus has been on net income (loss) in accordance with generally accepted accounting principles as presented in the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As of March 31, 2006, approximately $328.0 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness. Our variable rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2006. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – carrying value	$1.2	$1.8	$16.2	$4.1	$88.2	$65.4	$176.9
Weighted-average interest rate – carrying value	6.5%	6.5%	7.1%	7.7%	10.6%	5.6%

Fixed rate amount – fair value	$2.2	$3.2	$17.4	$5.2	$88.8	$65.4	$182.2
Weighted-average interest rate – fair value	7.3%	7.3%	7.2%	7.9%	10.6%	5.6%

Variable rate amount (2)	$–	$195.0	$133.0	$–	$–	$–	$328.0
Weighted-average interest rate	–	7.6%	7.5%	–	–	–

Interest rate cap agreements (3):
Notional amount	$–	$195.0	$133.0	$–	$–	$–	$328.0
Cap rate	–	6.6%	5.8%	–	–	–

(1)

Based upon the rates in effect at March 31, 2006, the weighted-average interest rates on our mortgage notes payable at March 31, 2006 was 7.8%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (including the effects of the interest rate protection agreements) would increase by $3.3 million. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers property with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.8%. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.3%.

(2)

In February 2006, the first extension option was purchased for $0.5 million on the $195.0 million IBM Plaza loan, which extended the maturity date to March 9, 2007. Another option can be purchased for an additional $0.5 million to extend the maturity date to March 9, 2008.

In January 2006, a mezzanine loan for $58.0 million was obtained and collateralized by the holdings of Prime Equity. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 9.1%. See Note 3 - Mortgage Notes Payable to our Consolidated Financial Statements (Unaudited)- for additional information.

(3)

In conjunction with the IBM Plaza loan extension we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our IBM Plaza property. See (1) above for additional information on the $75.0 million loan which is collateralized by our Continental Towers property and contains a 6.5% LIBOR rate cap provision. See (2) above for additional information on the $58.0 million loan collateralized by our Prime Equity holdings and contains a 4.8% LIBOR rate cap provision.

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

On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement providing for their acquisition of our interest in the Prime/Thistle JV was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor/Thistle JV to Prime/Mansur or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations. See Note 14 - Commitments and Contingencies – Legal to our Consolidated Financial Statements (Unaudited) for more detail concerning this lawsuit.

Item 1A.	Risk Factors.

Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and in Part I - Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
10.1

Contribution Agreement dated as of September 30, 1999 by and between 77 W. Wacker Limited Partnership and The State Teachers Retirement System of Ohio with attached Amended and Restated Operating Agreement as filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: May 5, 2006	/s/ Jeffrey A. Patterson Jeffrey A. Patterson President and Chief Executive Officer (Duly Authorized Officer )