Form 10-Q
period 2006-06-30
PRIME GROUP REALTY TRUST
filed 2006-08-09
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On August 7, 2006, 236,483 of the registrant's Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust

Form 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Prime Group Realty Trust

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

(Unaudited)

Assets	June 30 2006	December 31 2005
Real estate:
Land	$91,760	$92,220
Building and improvements	337,571	335,951
Tenant improvements	43,782	43,200
Furniture, fixtures and equipment	553	521
	473,666	471,892
Accumulated depreciation	(21,502)	(11,142)
	452,164	460,750
In-place lease value, net	31,919	39,912
Above-market lease value, net	26,947	30,638
Property under development	–	1,501
	511,030	532,801

Investments in unconsolidated entities	103,650	111,197
Cash and cash equivalents	30,616	17,609
Receivables, net of allowance for doubtful accounts of $578 and $1,086 at June 30, 2006 and December 31, 2005, respectively:
Tenant	665	1,915
Deferred rent	4,008	2,184
Other	1,643	1,724
Restricted cash escrows	46,164	96,654
Deferred costs, net	11,196	5,220
Other	3,439	2,617
Total assets	$712,411	$771,921

Liabilities and Shareholders' Equity
Mortgage notes payable	$509,443	$452,965
Accrued interest payable	3,350	1,796
Accrued real estate taxes	21,976	22,389
Accrued tenant improvement allowances	5,181	11,792
Accounts payable and accrued expenses	5,993	6,527
Liabilities for leases assumed	5,732	7,618
Below-market lease value, net	13,896	16,195
Dividends payable	–	2,250
Other	6,726	9,136
Total liabilities	572,297	530,668
Minority interests:
Operating Partnership	108,705	135,853
Shareholders' equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	106,589	106,239
Accumulated other comprehensive income	3	–
Distributions in excess of earnings	(75,225)	(881)
Total shareholders' equity	31,409	105,400
Total liabilities and shareholders' equity	$712,411	$771,921

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	June 30	June 30
	2006	2005
Revenue:
Rental	$13,619	$13,226
Tenant reimbursements	9,128	8,835
Other property revenues	964	1,066
Services Company revenue	1,038	971
Total revenue	24,749	24,098

Expenses:
Property operations	6,984	6,326
Real estate taxes	5,302	5,656
Depreciation and amortization	9,107	4,974
General and administrative	1,584	2,343
Services Company operations	803	1,694
Strategic alternative costs	–	8,354
Total expenses	23,780	29,347
Operating income (loss)	969	(5,249)
Loss from investments in unconsolidated joint ventures	(3,365)	(2,967)
Interest and other income	566	747
Interest:
Expense	(9,876)	(6,102)
Amortization of deferred financing costs	(351)	(1,020)
Loss from continuing operations before minority interests	(12,057)	(14,591)
Minority interests	14,181	1,936
Income (loss) from continuing operations	2,124	(12,655)
Discontinued operations, net of minority interests of $(139) and $1,536 in 2006 and 2005, respectively	1	(11,815)
Income (loss) before gain on sales of real estate	2,125	(24,470)
Gain on sales of real estate, net of minority interests of $(638) and $(41) in 2006 and 2005, respectively	6	316
Net income (loss)	2,131	(24,154)
Net income allocated to preferred shareholders	(2,250)	(2,250)
Net loss available to common shareholders	$(119)	$(26,404)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(0.53)	$(0.63)
Discontinued operations, net of minority interests	–	(0.50)
Gain on sales of real estate, net of minority interests	0.03	0.01
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(0.50)	$(1.12)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Company	Company
	Six months	Six months
	ended	ended
	June 30	June 30
	2006	2005
Revenue:
Rental	$27,277	$26,676
Tenant reimbursements	17,809	17,580
Other property revenues	2,029	1,929
Services Company revenue	2,109	1,993
Total revenue	49,224	48,178

Expenses:
Property operations	13,269	12,769
Real estate taxes	10,713	11,137
Depreciation and amortization	18,490	9,919
General and administrative	3,406	4,767
Services Company operations	1,855	2,469
Severance costs	–	176
Strategic alternative costs	–	10,288
Total expenses	47,733	51,525
Operating income (loss)	1,491	(3,347)
Loss from investments in unconsolidated joint ventures	(7,361)	(6,024)
Interest and other income	1,437	1,325
Interest:
Expense	(18,994)	(12,046)
Amortization of deferred financing costs	(648)	(1,263)
Loss from continuing operations before minority interests	(24,075)	(21,355)
Minority interests	28,323	2,973
Income (loss) from continuing operations	4,248	(18,382)
Discontinued operations, net of minority interests of $(219) and $1,334 in 2006 and 2005, respectively	2	(10,263)
Income (loss) before gain on sales of real estate	4,250	(28,645)
Gain on sales of real estate, net of minority interests of $(638) and $(1,180) in 2006 and 2005, respectively	6	9,074
Net income (loss)	4,256	(19,571)
Net income allocated to preferred shareholders	(4,500)	(4,500)
Net loss available to common shareholders	$(244)	$(24,071)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(1.07)	$(0.97)
Discontinued operations, net of minority interests	0.01	(0.43)
Gain on sales of real estate, net of minority interests	0.03	0.38
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(1.03)	$(1.02)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Successor	Predecessor
	Company	Company
	Six months	Six months
	ended	ended
	June 30	June 30
Operating activities	2006	2005
Net income (loss)	$4,256	$(19,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of mortgage notes payable	(687)	–
Amortization of above/below-market lease value (included in rental revenue)	1,433	–
Amortization of costs for leases assumed (included in rental revenue)	–	138
Amortization of in-place lease value	7,982	–
Gain on sales of real estate (including discontinued operations)	(6)	(10,558)
Depreciation and amortization (including discontinued operations)	11,156	12,075
Provision for asset impairment	–	15,074
Net equity in loss from investments in unconsolidated joint ventures	7,361	6,024
Minority interests (including discontinued operations)	(27,466)	(3,173)
Net changes in operating assets and liabilities:
Accounts receivable	16	545
Allowance for doubtful accounts	(509)	(186)
Other assets	(241)	224
Accrued interest payable	1,554	178
Accrued real estate taxes	(413)	685
Accounts payable and accrued expenses	(534)	(153)
Dividends payable	(2,250)	–
Other liabilities	(2,643)	(7,961)
Net cash used in operating activities	(991)	(6,659)

Investing activities
Expenditures for real estate and equipment	(8,843)	(5,457)
Proceeds from sales of real estate	2,136	10,397
Payments for tax indemnity agreement	(4,200)	–
(Increase) decrease in restricted cash escrows	(4,510)	378
Leasing costs	(2,540)	(3,360)
Distributions from unconsolidated joint ventures, net	–	300
Net cash (used in) provided by investing activities	(17,957)	2,258

Financing activities
Financing costs	(1,960)	(1,090)
Change in restricted cash escrows	55,000	–
Proceeds from mortgages and notes payable	58,000	75,000
Repayment of mortgages and notes payable	(835)	(67,096)
Distributions to minority interests – operating partnership	(75,328)	–
Dividends paid to Series B-preferred shareholders	(2,250)	(4,500)
Dividends paid to common shareholder	(672)	–
Net cash provided by financing activities	31,955	2,314
Net increase (decrease) in cash and cash equivalents	13,007	(2,087)
Cash and cash equivalents at beginning of period	17,609	71,731
Cash and cash equivalents at end of period	$30,616	$69,644

Other information
Interest paid	$18,086	$11,705
Income taxes paid	493	247

See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

We have one primary reportable segment consisting principally of our ongoing ownership and operation of ten office properties, one industrial property and three joint venture interests that are primarily located in the Chicago area and are leased through operating leases to unrelated third parties.

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

3.	Mortgage Notes Payable (continued)

Subsequent to the closing of the loan, Citicorp agreed to an extension of the 120 day period to allow us to obtain the necessary consents to close the 180 Pledge. On July 31, 2006, the loan servicer managing the loan for the lender approved a 180 Pledge in the amount of $11.0 million. In addition, Citicorp has tentatively agreed to waive the required repayment of the $3.0 million difference between the amount approved by the loan servicer and the $14.0 million threshold provided in the loan documents. The parties are currently in the process of documenting the foregoing. There can be no assurances that the loan modification and 180 Pledge will actually close pursuant to the foregoing terms.

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

The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and has an exit fee of 1.0% ($580,000), if the loan is paid in full within one year of the closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the account, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loan, including amounts in the leasing reserve account, of at least $6.0 million. The leasing reserve account and minimum cash balance as of June 30, 2006 is $6.0 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0% or less, as defined in the loan documents.

In February 2006, the first extension option on the $195.0 million IBM Plaza loan was purchased for $0.5 million, which extended the maturity date to March 9, 2007. Another option can be purchased for an additional $0.5 million to extend the maturity date to March 9, 2008.

Total interest paid on mortgage notes payable was $18.1 million and $13.4 million for the six months ended June 30, 2006 and 2005, respectively. No capitalization of interest occurred in the six months ended June 30, 2006 and 2005.

4.   Other Comprehensive Income

Our derivative instruments were reported at their fair value as other assets of $590,432 and $38,435 on June 30, 2006 and December 31, 2005, respectively. We incurred a total comprehensive gain of $2.3 million ($9.73 per weighted average common share) and a total comprehensive loss of $24.2 million ($1.02 per weighted average common share) for the three months ended June 30, 2006 and June 30, 2005, respectively. We incurred a total comprehensive gain of $4.6 million ($19.35 per weighted average common share) and a total comprehensive loss of $19.5 million ($0.83 per weighted average common share) for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

7.       Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our June 30, 2006 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years.

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Rental revenue	$–	$3,009	$4	$5,550
Tenant reimbursements	–	1,987	–	3,807
Other property income	7	57	7	164
Total revenue	7	5,053	11	9,521

Property operations	(43)	1,519	(96)	2,933
Real estate taxes	(90)	769	(114)	1,309
Depreciation and amortization	–	204	–	833
Provision for asset impairment (1)	–	15,074	–	15,074
Interest:
Expense	–	834	–	1,661
Amortization of deferred financing costs	–	4	–	17
Total expenses	(133)	18,404	(210)	21,827

Income (loss) before gain on sales of real estate and minority interests	140	(13,351)	221	(12,306)
Gain on sales of real estate	–	–	–	709
Minority interests	(139)	1,536	(219)	1,334
Discontinued operations	$1	$(11,815)	$2	$(10,263)

(1)

During the second quarter of 2005, we recorded an asset impairment of $15.1 million related to our 208 South LaSalle Street property in connection with our entry into a purchase and sale agreement with Prime/Mansur Investment Partners, L.L.C. (“Prime/Mansur”). This agreement was part of a litigation settlement we agreed to with Prime/Mansur and certain of its affiliates. See Note 13 — Commitments and Contingencies for a discussion of the litigation with Prime/Mansur. The sales price, less costs of sale, was used to determine the fair value of the property and related assets.

8.	Debt Covenants

The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2006, we are in compliance with the requirements of all of these financial covenants.

9.	Recent Developments

On April 19, 2006, we closed on the sale of 6.3 acres of vacant land located in Libertyville, Illinois, for a sales price of $2.4 million. We recognized a gain of $0.6 million, which is recorded as gain on sales of real estate, net of minority interests, in our consolidated financial statements. This property was unencumbered.

9.	Recent Developments (continued)

On June 14, 2006, we announced that our Board of Trustees (the "Board") had determined not to declare a quarterly distribution on our Series B Shares for the second quarter of 2006. Our Board's decision was based on our current capital resources and liquidity needs. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three months and six months ended June 30, 2006 and 2005 (dollars in thousands, except for per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Numerator:
Loss from continuing operations before minority interests	$(12,057)	$(14,591)	$(24,075)	$(21,355)
Minority interests	14,181	1,936	28,323	2,973
Net income allocated to preferred distributions	(2,250)	(2,250)	(4,500)	(4,500)
Loss before discontinued operations and gain on sales of real estate	(126)	(14,905)	(252)	(22,882)
Discontinued operations, net of minority interests	1	(11,815)	2	(10,263)
Gain on sales of real estate, net of minority interests	6	316	6	9,074
Net loss available to common shareholders	$(119)	$(26,404)	$(244)	$(24,071)

Denominator:
Weighted-average common shares	236,483	23,642,036	236,483	23,658,579
Effect of dilutive securities:
Employee stock options	–	–	–	–
Nonvested employee stock grants	–	–	–	–
Adjusted weighted-average common shares and assumed conversions	236,483	23,642,036	236,483	23,658,579

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.53)	$(0.63)	$(1.07)	$(0.97)
Discontinued operations, net of minority interests	–	(0.50)	0.01	(0.43)
Gain on sales of real estate, net of minority interests	0.03	0.01	0.03	0.38
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.50)	$(1.12)	$(1.03)	$(1.02)

In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted and there are currently no options outstanding.

10.	Earnings Per Share (continued)

Options to purchase 872,702 of our common shares, which were outstanding prior to the Acquisition, were excluded in the computation of diluted earnings available to common shares for the three and six months ended June 30, 2005 because the effect would have been antidilutive.

We had non-vested stock grants of 6,250 shares outstanding prior to the Acquisition and during the three and six months ended June 30, 2005 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

We had 3,076,586 weighted-average common units outstanding prior to the Acquisition during the three and six months ended June 30, 2005, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

11.	Investments in Unconsolidated Joint Ventures

We have investments in three joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments, which were fairly valued as a result of the Acquisition.

77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, L.L.C., which owns a 959,719 square foot office building located in Chicago, Illinois. Our interest in the joint venture at June 30, 2006 and December 31, 2005 was an equity investment of $25.4 million and $27.2 million, respectively (included in investments in unconsolidated entities). Our joint venture partner also has a 50% common interest and has a preferred ownership interest ($66.0 million preferred member's share with a 9.5% cumulative preferred return) in this property.

The following table summarizes our share of various items (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Operations (included in loss from investments in unconsolidated joint ventures)	$(824)	$430	$(1,790)	$855
Distributions received	–	–	–	300

The following table represents the condensed income statements of 77 West Wacker Drive, L.L.C. on a historical basis (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Total revenue	$10,064	$10,955	$20,035	$21,972
Total expense	10,145	8,872	20,467	17,815
Net (loss) income	(81)	2,083	(432)	4,157

11.	Investments in Unconsolidated Joint Ventures (continued)

Citadel Center. We own a 30% subordinated common interest in Dearborn Center, L.L.C., which owns Citadel Center. Citadel Center is a 1,504,364 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at June 30, 2006 and December 31, 2005 was an equity investment of $78.1 million and $83.9 million, respectively (included in investments in unconsolidated entities). During the six-month periods ended June 30, 2006 and 2005, distributions of $5.8 million and $5.7 million, respectively, to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $2.5 million and $3.5 million (included in losses from investments in unconsolidated joint ventures) for the three month periods ended June 30, 2006 and 2005, respectively, and $5.6 million and $6.9 million, for the six month periods ended June 30, 2006 and 2005, respectively, representing this allocation plus the actual net loss of the joint venture.

The following table represents the condensed income statements of Dearborn Center, L.L.C. on a historical cost basis:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Total revenue	$13,327	$12,598	$25,902	$25,114
Total expense	13,042	13,172	25,771	26,335
Net income (loss)	285	(574)	131	(1,221)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., ("Plumcor/Thistle JV") which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at June 30, 2006 and December 31, 2005 was an equity investment of $0.2 million and $0.1 million (included in investments in unconsolidated entities), respectively. Our share of the venture’s operations was a loss of $21,000 and a gain of $43,000 for the three months ended June 30, 2006 and 2005, respectively, and a gain of $8,000 and $40,000 for the six months ended June 30, 2006 and 2005, respectively (included in losses from investments in unconsolidated joint ventures).

We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur, which we subsequently terminated. See Note 13 - Commitments and Contingencies – Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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

11.    Investments in Unconsolidated Joint Ventures (continued)

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

The pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). In connection with the Acquisition, all outstanding options with an option price greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an option price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted. Under the fair value method of accounting per SFAS 123, additional compensation expense for the three months and six months ended June 30, 2005 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three months and six months ended June 30, 2005 related to options granted under Accounting Principles Board Opinion No. 25.

The unaudited pro-forma information for the period prior to the adoption of SFAS 123(R), as defined below, is as follows (dollars in thousands, except for per share amounts):

	Three months	Six months
	ended	ended
	June 30	June 30
	2005	2005

Additional compensation expense that would have been recognized	$10	$20
Impact per common share − basic and diluted	–	–
Net loss available to common shareholders	(26,414)	(24,091)
Net loss available per common share − basic and diluted	(1.12)	(1.02)

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

13.	Commitments and Contingencies

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

13.	Commitments and Contingencies (continued)

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

We are a defendant in various other legal actions arising in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," we record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, we believe that such legal actions will not have a material adverse affect on our consolidated financial position or results of operations.

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At June 30, 2006, this escrow had a balance of $1.25 million plus interest of $39,058.

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

13.	Commitments and Contingencies (continued)

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

13.    Commitments and Contingencies (continued)

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

We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.4 million has been received through June 30, 2006. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $55.6 million over the term of the lease. Although we have sold 70.0% of our investment in Citadel Center to a joint venture partner, we have retained

13.	Commitments and Contingencies (continued)

100.0% of this liability. Liabilities for leases assumed at June 30, 2006 and December 31, 2005 includes $4.5 million and $5.8 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with another sublease at One North Wacker Drive, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. We made payments of $0.6 million and $0.5 million in 2006 and 2005, respectively, which reduced our gross rental obligation on the remaining lease to zero at June 30, 2006.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2006, this lease has a remaining estimated gross rental obligation of approximately $1.7 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.1 million and $1.2 million in liabilities for leases assumed at June 30, 2006 and December 31, 2005, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at June 30, 2006 is approximately $0.8 million. At June 30, 2006 and December 31, 2005, we have included approximately $0.2 million and $0.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members' affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2006.

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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first and second quarters of 2006 and the last three quarters of 2005, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	June 30	March 31	December 31	September 30	June 30
	2006	2006	2005	2005	2005

Portfolio Total	87.9%	85.6%	84.2%	82.5%	83.1%

Unconsolidated Joint Venture Properties	81.1%	79.1%	77.6%	80.3%	80.9%

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

Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $0.6 million and $1.1 million at June 30, 2006 and December 31, 2005, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at June 30, 2006 and December 31, 2005, were $5.7 million and $7.6 million, respectively.

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

At June 30, 2006, we determined that no impairment allowances were warranted. In evaluating our other long-lived assets used in operations for impairment at June 30, 2006, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations

Comparison of the three months ended June 30, 2006 to June 30, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change

Property revenues	$23,711	$23,127	$584	2.5%	%
Services Company revenues	1,038	971	67	6.9
Total revenues	24,749	24,098	651	2.7

Property operating expenses	12,286	11,982	304	2.5
Depreciation and amortization	9,107	4,974	4,133	83.1
General and administrative	1,584	2,343	(759)	(32.4)
Services Company operations	803	1,694	(891)	(52.6)
Strategic alternative costs	–	8,354	(8,354)	(100.0)
Total expenses	23,780	29,347	(5,567)	(19.0)
Operating income (loss)	969	(5,249)	6,218	118.5
Loss from investments in unconsolidated joint ventures	(3,365)	(2,967)	(398)	(13.4)
Interest and other income	566	747	(181)	(24.2)
Interest:
Expense	(9,876)	(6,102)	(3,774)	(61.8)
Amortization of deferred financing costs	(351)	(1,020)	669	65.6
Loss from continuing operations before minority interests	(12,057)	(14,591)	2,534	17.4
Minority interests	14,181	1,936	12,245	632.5
Income (loss) from continuing operations	2,124	(12,655)	14,779	116.8
Discontinued operations, net of minority interests	1	(11,815)	11,816	100.0
Income (loss) before gain on sales of Real estate	2,125	(24,470)	26,595	108.7
Gain on sales of real estate, net of minority interest	6	316	(310)	(98.1)
Net income (loss)	$2,131	$(24,154)	$26,285	108.8%

Property Revenues. The increase of $0.6 million in property revenues was primarily attributable to increased rental income of $0.4 million as a result of increased occupancy.

Property Operating Expenses. The increase of $0.3 million in property operating expenses was primarily attributable to increased repairs and maintenance occurring at our IBM Plaza, 800-810 Jorie Boulevard and Continental Towers properties ($0.2 million), increased utilities due to higher rates ($0.2 million), increased landscaping primarily at our Continental Towers property ($0.2 million), an employee bonus paid in 2006 ($0.2 million), partially offset by reduced real estate tax projections primarily at our IBM Plaza property ($0.3 million) and lower bad debt expense ($0.2 million).

Depreciation and Amortization. The increase of $4.1 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.

General and Administrative. The decrease of $0.8 million in general and administrative expenses was primarily due to decreases in salaries and benefits ($0.3 million) as a result of a reduction in employees and lower audit and compliance fees ($0.3 million) which was the result of management's cost containment strategies.

Services Company Operations. The decrease of $0.9 million in our Services Company's operating expenses was primarily due to the decrease in provision for income taxes, as well as a decrease in leasing commission expense.

Strategic Alternative Costs. The decrease of $8.4 million in strategic alternative costs was primarily due to legal fees incurred in the second quarter of 2005 associated with the Acquisition and litigation which was pending at that time and has since been settled.

Loss From Investments in Unconsolidated Joint Ventures. The increase of $0.4 million in loss from investments in unconsolidated joint ventures was primarily attributable to the increase in depreciable basis of the tangible and intangible assets of the joint venture properties as a result of the Acquisition.

Interest and Other Income. The decrease of $0.2 million in interest and other income was primarily due to a decrease in interest income related to our short-term investments and restricted escrow accounts. The decrease was a result of changes in average balances in these accounts. This decrease was partially offset by an increase in average interest rates from 2.5% in 2005 to 4.6% in 2006.

Interest Expense. The increase of $3.8 million in interest expense was primarily due to an increase in our debt from $435.3 million at June 30, 2005 to $509.4 million at June 30, 2006. The average interest rate on our debt also increased from 6.2% to 8.1%, respectively.

Amortization of Deferred Financing Costs. The decrease of $0.7 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of the Acquisition. The decrease was partially offset by the previously discussed loan activity in 2006.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years. The increase of $11.8 million was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property in 2005 ($15.1 million), partially offset by a gain from operations associated with our 208 South LaSalle Street property in 2005 ($1.6 million) and a change in minority interests ($1.7 million).

Comparison of the six months ended June 30, 2006 to June 30, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change

Property revenues	$47,115	$46,185	$930	2.0%	%
Services Company revenues	2,109	1,993	116	5.8
Total revenues	49,224	48,178	1,046	2.2

Property operating expenses	23,982	23,906	76	0.3
Depreciation and amortization	18,490	9,919	8,571	86.4
General and administrative	3,406	4,767	(1,361)	(28.6)
Services Company operations	1,855	2,469	(614)	(24.9)
Severance costs	–	176	(176)	(100.0)
Strategic alternative costs	–	10,288	(10,288)	(100.0)
Total expenses	47,733	51,525	(3,792)	(7.4)
Operating income (loss)	1,491	(3,347)	4,838	144.5
Loss from investments in unconsolidated joint ventures	(7,361)	(6,024)	(1,337)	(22.2)
Interest and other income	1,437	1,325	112	8.5
Interest:
Expense	(18,994)	(12,046)	(6,948)	(57.7)
Amortization of deferred financing costs	(648)	(1,263)	615	48.7
Loss from continuing operations before minority interests	(24,075)	(21,355)	(2,720)	(12.7)
Minority interests	28,323	2,973	25,350	852.7
Income (loss) from continuing operations	4,248	(18,382)	22,630	123.1
Discontinued operations, net of minority interests	2	(10,263)	10,265	100.0
Income (loss) before gain on sales of Real estate	4,250	(28,645)	32,895	114.8
Gain on sales of real estate, net of minority interest	6	9,074	(9,068)	(99.9)
Net income (loss)	$4,256	$(19,571)	$23,827	121.7%

Property Revenues. The increase of $0.9 million in property revenues was primarily attributable to increased straight-line rent of $2.0 million resulting from the Acquisition and additional tenant reimbursements of $0.3 million due to increased property operating expenses, offset by the amortization of the above-market and below-market lease values of $1.4 million as a result of the Acquisition.

Property Operating Expenses. The increase of $0.1 million in property operating expenses was primarily attributable to increased repairs and maintenance occurring at our IBM Plaza, 800-810 Jorie Boulevard and Continental Towers properties ($0.4 million), increased utilities due to higher rates ($0.2 million), an employee bonus paid in 2006 ($0.2 million), partially offset by reduced real estate tax projections primarily at our IBM Plaza property ($0.5 million) and lower bad debt expense ($0.2 million).

Depreciation and Amortization. The increase of $8.6 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.

General and Administrative. The decrease of $1.4 million in general and administrative expenses was primarily due to decreases in directors and officers insurance ($0.6 million), salaries and benefits ($0.4 million) as a result of a reduction in employees and lower audit and compliance fees ($0.4 million) which was the result of management's cost containment strategies.

Services Company Operations. The decrease of $0.6 million in our Services Company's operating expenses was primarily due to the decrease in leasing commission expense.

Strategic Alternative Costs. The decrease of $10.3 million in strategic alternative costs was primarily due to legal fees incurred in the first six months of 2005 associated with the Acquisition and litigation which was pending at that time and has since been settled.

Loss From Investments in Unconsolidated Joint Ventures. The increase of $1.3 million in loss from investments in unconsolidated joint ventures was primarily attributable to the increase in depreciable basis of the tangible and intangible assets of the joint venture properties as a result of the Acquisition.

Interest and Other Income. The increase of $0.1 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which was the result of an increase in average interest rates from 2.7% in 2005 to 4.9% in 2006.

Interest Expense. The increase of $6.9 million in interest expense was primarily due to an increase in our debt from $435.3 million at June 30, 2005 to $509.4 million at June 30, 2006. The average interest rate on our debt also increased from 6.2% to 8.1%, respectively.

Amortization of Deferred Financing Costs. The decrease of $0.6 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of the Acquisition. The decrease was partially offset by the previously discussed loan activity in 2006.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years. The increase of $10.3 million was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($15.1 million), partially offset by a gain from operations associated with our 208 South LaSalle Street property in 2005 ($2.3 million), a gain on sale of a portfolio of our industrial properties upon finalization of our related obligation under a tax indemnity in 2005 ($0.7 million), a decrease in projected real estate taxes associated with our former 33 West Monroe Street property in 2005 ($0.3 million) and a change in minority interests ($1.6 million).

Gain on Sales of Real Estate. The decrease of $9.1 million in gain on sales of real estate was primarily due to a recognized gain of $9.8 million, net of minority interest, from the Citadel Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earn-out we met under the joint venture agreement. Partially offsetting this decrease was a recognized gain of $0.6 million, net of minority interest, as a result of the sale of a land parcel located in Libertyville, Illinois during the second quarter of 2006.

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

Cash Flows from Operating Activities. Net cash used in operating activities was $1.0 million for the six months ended June 30, 2006 compared to $6.7 million for the six months ended June 30, 2005 – a decrease of $5.7 million. This decrease was primarily a result of no strategic alternative expenses in the first half of 2006 compared to $10.3 million in the same period of 2005. We paid $2.7 million in tax indemnities to NAC Contributors in the first half of 2005. We experienced a $1.5 million decrease in general, administrative and severance expenses in the first six months of 2006 compared to the same period in 2005. We also experienced an increase in property revenues of $0.6 million and an increase in service company revenues of $0.1 million for the first six months of 2006 versus the same period in 2005. The decrease was partially offset by $18.1 million of interest expense in the first six months of 2006 compared to $11.7 million in the first six months of 2005, with the increase being associated with new debt and increased rates on our variable debt, as previously discussed, and a $2.0 million reduction of income from operations earned in the first six months of 2005 from our 208 South LaSalle Street property, which was sold in December 2005. In addition, we received a $1.1 million tax refund in the first half of 2005 related to our former 33 West Monroe Street property for taxes paid in 2004.

Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was ($18.0) million for the six months ended June 30, 2006 compared to $2.3 million for the six months ended June 30, 2005 – a decrease of $20.3 million. This decrease was primarily a result of a $9.8 million receipt from the Citadel Center joint venture and $0.6 million in proceeds from the sale of a Libertyville land parcel during the first half of 2005. Also, we funded $7.3 million into the escrows associated with the Citicorp loan in the first half of 2006. In January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property. We also paid leasing and capital costs of $6.4 million and $4.0 million in the first six months of 2006 and 2005, respectively. The decrease was partially offset by $2.1 million in proceeds from the sale of a second Libertyville land parcel during the first half of 2006. In addition, we paid $0.7 million in insurance and other escrows for our former 208 South LaSalle Street property in 2005. Tax escrow releases of $10.5 million occurred in the first half of 2006 versus $11.6 million during the same period in 2005.

Cash Flows from Financing Activities. Net cash provided by financing activities was $32.0 million for the six months ended June 30, 2006 compared to $2.3 million for the six months ended June 30, 2005 – an increase of $29.6 million. This increase was primarily a result of loan proceeds received of $58.0 million for the Citicorp loan in January 2006. In addition, loan proceeds received of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. The increase was partially offset by dividends paid totaling $78.3 million in the first six months of 2006 compared to $4.5 million in the first six months of 2005. Also, we received net proceeds of $9.6 million from the refinancing of our Continental Towers property in 2005.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. On June 14, 2006, we announced that our Board had determined not to declare a quarterly distribution on our Series B Shares for the second quarter of 2006. Our Board's decision was based on our current capital resources and liquidity needs. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment.

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

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2006, we are in compliance with the requirements of all of our financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At June 30, 2006, these accounts totaled $46.2 million. These escrows relate to the $24.5 million escrow for capital and tenant improvements, the $5.0 million escrow representing lease obligations, the $8.7 million escrow for real estate taxes and insurance, the $3.4 million escrow for depository accounts, the $1.4 million escrow related to environmental remediation and the remaining $3.2 million escrow is reserved for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of June 30, 2006:

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations (A)	Total	2006	2007/ 2008	2009/ 2010	2011 and Thereafter
Mortgage notes payable (B)	$509,443	$1,526	$348,533	$93,980	$65,404
Operating lease obligations	2,907	128	485	455	1,839
Tenant improvement allowances (C)	5,181	5,181	−	−	−
Tax indemnification (D)	56	56	−	−	−
Liabilities for leases assumed and lease reimbursement obligations (E)	58,039	5,891	18,268	17,997	15,883
Total contractual cash obligations	$575,626	$12,782	$367,286	$112,432	$83,126

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)

These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition except for our $55.0 million loan with IPC Lender and the $58.0 million loan with Citibank, which are presented at carrying value and approximate fair value. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the six months ended June 30, 2006, amortization totaled $0.7 million. The actual amount owed to lenders for mortgage notes payable at June 30, 2006, is $504.5 million.

(C)	We have escrows of $2.9 million that may be utilized to fund these obligations.

(D)	As a result of the sale of vacant land located in Libertyville, Illinois on February 28, 2005, a liability was incurred under a tax indemnity agreement.

(E)

These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $48.4 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $5.0 million to fund a portion of this contractual amount at June 30, 2006.

		Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter
Guarantees (A)	$3,956	$300	$1,200	$1,200	$1,256
Unconsolidated joint ventures (B)	162,636	1,065	4,561	79,802	77,208
Tax indemnifications (C)	14,018	(C)	(C)	(C)	(C)
Series B Shares (D)	(D)	6,750	18,000	18,000	(D)
Total commercial commitments	$180,610	$8,115	$23,761	$99,002	$78,464

(A)

This represents a guarantee for $4.0 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)

We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $164.8 million mortgage note payable secured by the property.

We also have a 30.0% subordinated common interest in an unconsolidated real estate joint venture that owns the Citadel Center office property. While we are not a guarantor or responsible party, the joint venture has a $267.4 million mortgage loan secured by the property. The amount shown includes 30.0% of the balance of the mortgage loan.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns an office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if all remaining indemnity properties had been sold as of June 30, 2006. See Note 13 − Commitments and Contingencies − Continental Towers to our consolidated financial statements for further information.

(D)

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On June 14, 2006, we announced that our Board had determined not to declare a quarterly distribution on our Series B Shares for the second quarter of 2006. We are in arrears for one quarter of Series B Share dividends in the amount of $2.3 million. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. In January 2006, we declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January

16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend had a record date of March 31, 2006, and was paid on April 28, 2006.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

On June 14, 2006, we announced that our Board had determined not to declare a quarterly distribution on our Series B Shares for the second quarter of 2006. We are in arrears for one quarter of Series B Share dividends. Our Board's decision was based on our current capital resources and liquidity needs. Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly distribution had a record date of March 31, 2006 and was paid on April 28, 2006. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of the first quarter 2006 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

Common Shares. On February 9, 2006, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per common share/common unit and having a record date of February 9, 2006, and a payment date of February 10, 2006.

With respect to the payment of the distributions referred to above, there can be no assurance as to the timing and amounts of any future distributions on our Series B Shares or our common shares, and the payment of previous distributions should not be construed to convey any degree of certainty with respect to future distribution payments. Management and our Board review our cash position and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions.

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

Indebtedness. Our aggregate indebtedness had a fair value of $509.4 million at June 30, 2006. This indebtedness had a weighted average maturity of 2.1 years and bore interest at a weighted average interest rate of 8.1% per annum. At June 30, 2006, $181.4 million, or 35.6% of such indebtedness, bore interest at fixed rates, and $328.0 million, or 64.4% of such indebtedness, bore interest at variable rates. The $328.0 million of variable rate debt is subject to interest rate cap agreements.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

	Notional
	Amount as of	Capped
	June 30	LIBOR	Effective	Expiration
Loan Associated with	2006	Rate	Date	Date

IBM Plaza
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	2/23/06	3/15/07
Continental Towers
First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
PGRT Equity LLC
Mezzanine Loans	$58,000,000	4.8%	1/03/06	1/03/08

$9,115 was received under the terms of the interest rate protection agreements in the six months ended June 30, 2006 and no amounts were received in the six months ended June 30, 2005.

Debt Activity. We paid $0.8 million of principal payments during the first six months of 2006.

Off–Balance Sheet Arrangements

As listed above, our share of mortgage debt of unconsolidated joint ventures is $162.6 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of June 30, 2006, we are not involved in any unconsolidated SPE transactions.

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

As of June 30, 2006, approximately $328.0 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness. Our variable rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2006. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – carrying value	$0.8	$1.8	$16.2	$4.1	$88.2	$65.4	$176.5
Weighted-average interest rate – carrying value	6.5%	6.5%	7.1%	7.7%	10.6%	5.6%

Fixed rate amount – fair value	$1.5	$3.2	$17.3	$5.2	$88.8	$65.4	$181.4
Weighted-average interest rate – fair value	7.3%	7.3%	7.2%	7.9%	10.6%	5.6%

Variable rate amount (2)	$–	$195.0	$133.0	$–	$–	$–	$328.0
Weighted-average interest rate	–	8.1%	7.8%	–	–	–

Interest rate cap agreements (3):
Notional amount	$–	$195.0	$133.0	$–	$–	$–	$328.0
Cap rate	–	6.6%	5.8%	–	–	–

(1)

Based upon the rates in effect at June 30, 2006, the weighted-average interest rates on our mortgage notes payable at June 30, 2006 was 8.1%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $3.3 million. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers property with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.8%. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.3%.

(2)

In February 2006, the first extension option was purchased for $0.5 million on the $195.0 million IBM Plaza loan, which extended the maturity date to March 9, 2007. Another option can be purchased for an additional $0.5 million to extend the maturity date to March 9, 2008.

In January 2006, a mezzanine loan for $58.0 million was obtained and collateralized by the holdings of Prime Equity. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 9.1%. See Note 3 - Mortgage Notes Payable for additional information.

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

On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement providing for their acquisition of our interest in the Prime/Thistle JV was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor/Thistle JV to Prime/Mansur or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations. See Note 13 - Commitments and Contingencies – Legal to our consolidated financial statements (Unaudited) for more detail concerning this lawsuit.

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

We are currently in arrears in the payment of dividends on our Series B Shares. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $2.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

Item 4.         Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Common Shareholders was held on June 14, 2006. At the meeting, the holder of our common shares voted on the re-election of all six of our trustees for one-year terms. Voting on each such matter was as follows:

	Votes For	Votes Against	Withheld/ Abstentions	Broker Non-Votes
Re-election of Trustees:
•David Lichtenstein	263,483	0	0	0
•Jeffrey A. Patterson	263,483	0	0	0
•John M. Sabin	263,483	0	0	0
•Michael M. Schurer	263,483	0	0	0
•Shawn R. Tominus	263,483	0	0	0
•Bruno de Vinck	263,483	0	0	0
•George R. Whittemore	263,483	0	0	0

The term of office of each of the foregoing trustees are now scheduled to expire at the Annual Meeting of Shareholders to be held in 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits
(a)	Exhibits:
31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Senior Vice President3/4Capital Markets of Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: August 8, 2006	/s/ Jeffrey A. Patterson Jeffrey A. Patterson President and Chief Executive Officer (Duly Authorized Officer )