Form 10-Q
period 2006-09-30
PRIME GROUP REALTY TRUST
filed 2006-11-09
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

On November 7, 2006, 236,483 of the registrant's Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust

Form 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Prime Group Realty Trust

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

(Unaudited)

Assets	September 30 2006	December 31 2005
Real estate:
Land	$91,760	$92,220
Building and improvements	342,854	335,951
Tenant improvements	44,476	43,200
Furniture, fixtures and equipment	554	521
	479,644	471,892
Accumulated depreciation	(26,573)	(11,142)
	453,071	460,750
In-place lease value, net	28,447	39,912
Above-market lease value, net	25,162	30,638
Property under development	–	1,501
	506,680	532,801

Investments in unconsolidated entities	99,930	111,197
Cash and cash equivalents	23,255	17,609
Receivables, net of allowance for doubtful accounts of $468 and $1,086 at September 30, 2006 and December 31, 2005, respectively:
Tenant	840	1,915
Deferred rent	4,990	2,184
Other	4,831	1,724
Restricted cash escrows	40,291	96,654
Deferred costs, net	7,137	5,220
Other	4,219	2,617
Total assets	$692,173	$771,921

Liabilities and Shareholders' Equity
Mortgage notes payable	$508,695	$452,965
Accrued interest payable	4,286	1,796
Accrued real estate taxes	16,351	22,389
Accrued tenant improvement allowances	4,688	11,792
Accounts payable and accrued expenses	5,646	6,527
Liabilities for leases assumed	5,413	7,618
Below-market lease value, net	12,806	16,195
Dividends payable	2,250	2,250
Other	6,913	9,136
Total liabilities	567,048	530,668
Minority interests:
Operating Partnership	93,848	135,853
Shareholders' equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	106,939	106,239
Accumulated other comprehensive income	–	–
Distributions in excess of earnings	(75,704)	(881)
Total shareholders' equity	31,277	105,400
Total liabilities and shareholders' equity	$692,173	$771,921

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Three months
	ended
	September 30
	2006	2005
Revenue:
Rental	$13,602	$13,055
Tenant reimbursements	8,851	8,873
Other property revenues	1,345	946
Services Company revenue	1,075	814
Total revenue	24,873	23,688

Expenses:
Property operations	7,323	6,809
Real estate taxes	4,972	5,682
Depreciation and amortization	8,681	9,540
General and administrative	1,681	1,383
Services Company operations	949	474
Severance costs	−	187
Total expenses	23,606	24,075
Operating income (loss)	1,267	(387)
Loss from investments in unconsolidated joint ventures	(3,733)	(2,762)
Interest and other income	574	755
Interest:
Expense	(10,200)	(6,048)
Amortization of deferred financing costs	(352)	–
Loss from continuing operations before minority interests	(12,444)	(8,442)
Minority interests	14,565	10,599
Income from continuing operations	2,121	2,157
Discontinued operations, net of minority interests of $4 and $(1,402) in 2006 and 2005, respectively	−	12
Income before loss on sales of real estate	2,121	2,169
Loss on sales of real estate, net of minority interests of $32 in 2005	−	(1)
Net income	2,121	2,168
Net income allocated to preferred shareholders	(2,250)	(2,250)
Net loss available to common shareholders	$(129)	$(82)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(0.55)	$(0.39)
Discontinued operations, net of minority interests	−	0.05
Loss on sales of real estate, net of minority interests	−	–
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(0.55)	$(0.34)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(Unaudited)

	Nine months
	ended
	September 30
	2006	2005
Revenue:
Rental	$40,879	$39,731
Tenant reimbursements	26,660	26,453
Other property revenues	3,374	2,875
Services Company revenue	3,184	2,807
Total revenue	74,097	71,866

Expenses:
Property operations	20,592	19,578
Real estate taxes	15,685	16,819
Depreciation and amortization	27,171	19,459
General and administrative	5,087	6,150
Services Company operations	2,804	2,943
Severance costs	−	363
Strategic alternative costs	−	10,288
Total expenses	71,339	75,600
Operating income (loss)	2,758	(3,734)
Loss from investments in unconsolidated joint ventures	(11,094)	(8,786)
Interest and other income	2,011	2,080
Interest:
Expense	(29,194)	(18,090)
Amortization of deferred financing costs	(1,000)	(1,267)
Loss from continuing operations before minority interests	(36,519)	(29,797)
Minority interests	42,888	13,572
Income (loss) from continuing operations	6,369	(16,225)
Discontinued operations, net of minority interests of $(215) and $(68) in 2006 and 2005, respectively	2	(10,251)
Income (loss) before gain on sales of real estate	6,371	(26,476)
Gain on sales of real estate, net of minority interests of $(638) and $(1,148) in 2006 and 2005, respectively	6	9,073
Net income (loss)	6,377	(17,403)
Net income allocated to preferred shareholders	(6,750)	(6,750)
Net loss available to common shareholders	$(373)	$(24,153)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(1.62)	$(1.45)
Discontinued operations, net of minority interests	0.01	(0.65)
Gain on sales of real estate, net of minority interests	0.03	0.57
Net loss available per weighted-average common share of beneficial interest –basic and diluted	$(1.58)	$(1.53)

See notes to consolidated financial statements.

Prime Group Realty Trust

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine months
	ended
	September 30
Operating activities	2006	2005
Net income (loss)	$6,377	$(17,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of mortgage notes payable	(1,030)	(481)
Amortization of above/below-market lease value (included in rental revenue)	2,148	1,087
Amortization of costs for leases assumed (included in rental revenue)	–	194
Amortization of in-place lease value	11,454	3,175
Provision for doubtful accounts	(618)	(953)
Gain on sales of real estate (including discontinued operations)	(644)	(10,848)
Depreciation and amortization (including discontinued operations)	16,717	18,444
Provision for asset impairment	–	15,074
Net equity in loss from investments in unconsolidated joint ventures	11,094	8,786
Minority interests (including discontinued operations)	(42,035)	(18,247)
Net changes in operating assets and liabilities:
Accounts receivable	(4,220)	(140)
Other assets	(1,301)	454
Accrued interest payable	2,490	263
Accrued real estate taxes	(6,038)	5,960
Accounts payable and accrued expenses	(881)	(366)
Other liabilities	(133)	(6,946)
Net cash used in operating activities	(6,620)	(1,947)

Investing activities
Expenditures for real estate and equipment	(10,877)	(7,214)
Proceeds from sales of real estate	2,136	10,397
Payments for tax indemnity agreement	(4,200)	−
Change in restricted cash escrows	(355)	(6,706)
Leasing costs	(3,439)	(6,304)
Distributions from unconsolidated joint ventures, net	–	300
Net cash used in investing activities	(16,735)	(9,527)

Financing activities
Financing costs	(2,259)	(1,107)
Change in restricted cash escrows	55,000	−
Proceeds from mortgages and notes payable	58,000	75,000
Repayment of mortgages and notes payable	(1,240)	(67,631)
Distributions to minority interests – operating partnership	(75,328)	(29,735)
Dividends paid to Series B-preferred shareholders	(4,500)	(20,250)
Dividends paid to common shareholder	(672)	(265)
Net cash provided by (used in) financing activities	29,001	(43,988)
Net increase (decrease) in cash and cash equivalents	5,646	(55,462)
Cash and cash equivalents at beginning of period	17,609	71,731
Cash and cash equivalents at end of period	$23,255	$16,269

Other information
Interest paid	$27,734	$20,672
Income taxes paid	645	237

See notes to consolidated financial statements.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

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

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units in the Operating Partnership, respectively.

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

As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." There have been no changes to our accounting for the Acquisition.

3.	Mortgage Notes Payable

Prime Equity Citicorp Loan. As previously disclosed, on January 11, 2006, our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity") obtained a loan in the original principal amount of $58.0 million (the "Citicorp Loan") from Citicorp USA Inc. ("Citicorp"), secured by, among other things, (i) its interest in the junior mortgage loan (the “Junior Loan”) encumbering Continental Towers, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. (“280 Owner”), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. (“Prime Management”), the manager of Continental Towers.

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

3.   Mortgage Notes Payable (continued)

As contemplated by the Citicorp Loan documents, we have delivered to Citicorp the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property and, among other things, a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the "180 Pledge"). On September 27, 2006, in connection with the 180 Pledge, the amount of the Citicorp Loan was reduced to $47.0 million and a new loan in the amount of $11.0 million (the “New Citicorp Loan”) was made having the same material terms as the Citicorp Loan and secured by, among other things, the 180 Pledge and the other collateral referred to above. In connection with the closing of the New Citicorp Loan, Citicorp did not require any additional repayment of the Citicorp Loan, and the combined principal amount of the Citicorp Loan and New Citicorp Loan equal the $58.0 million principal previously outstanding under the Citicorp Loan prior to the closing of the New Citicorp Loan.

Mr. David Lichtenstein, the principal of The Lightstone Group, our indirect parent, has guaranteed (i) the payment of 25.0% of the principal amount of the Citicorp Loan (reduced from 50% as of September 27, 2006), (ii) the payment of all of the interest on the Citicorp Loan and New Citicorp Loan and (iii) the payment of all operating expenses for our Continental Towers, Atrium, 77 West Wacker Drive, and 800-810 Jorie Boulevard properties and, as of September 27, 2006, our 180 N. LaSalle Street property. In addition, Mr. Lichtenstein's guaranty covers the full amount of the Citicorp Loan and New Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan and New Citicorp Loan.

The Citicorp Loan and the New Citicorp Loan mature on January 10, 2008 and payments of interest only are due monthly. They are pre-payable at any time. The loans bear interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the Citicorp Loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year. We paid $0.3 million from loan proceeds for the interest rate cap which is recorded as other assets in our consolidated financial statements.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and the Citicorp Loan and New Citicorp Loan have an exit fee of 1.0% (for a total of $580,000), if either loan is paid in full within one year of the original closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the account, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loan, including amounts in the leasing reserve account, of at least $6.0 million. The leasing reserve account and minimum cash balance as of September 30, 2006 is $6.5 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0% or less, as defined in the loan documents.

3.   Mortgage Notes Payable (continued)

In February 2006, the first extension option on the $195.0 million IBM Plaza loan was purchased for $0.5 million, which extended the maturity date to March 9, 2007. Another option can be purchased for an additional $0.5 million to extend the maturity date to March 9, 2008.

Total interest paid on mortgage notes payable was $27.7 million and $20.7 million for the nine months ended September 30, 2006 and 2005, respectively. No capitalization of interest occurred in the nine months ended September 30, 2006 and 2005, respectively.

4.	Other Comprehensive Income

Our derivative instruments were reported at their fair value as other assets of $302,676 and $38,435 on September 30, 2006 and December 31, 2005, respectively. We incurred a total comprehensive gain of $2.0 million ($8.32 per weighted average common share) and $2.2 million ($9.21 per weighted average common share) for the three months ended September 30, 2006 and September 30, 2005, respectively. We incurred a total comprehensive gain of $6.4 million ($26.96 per weighted average common share) and a total comprehensive loss of $17.4 million ($1.09 per weighted average common share) for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as "Discontinued Operations" in our September 30, 2006 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years.

	Three months			Nine months
	ended			ended
	September 30			September 30
		2006	2005	2006	2005

Rental revenue	$	−	$2,530	$4	$8,080
Tenant reimbursements		−	1,802	−	5,609
Other property income		−	65	7	229
Total revenue		−	4,397	11	13,918

Property operations		(57)	1,456	(153)	4,389
Real estate taxes		61	822	(53)	2,131
Depreciation and amortization		−	–	−	833
Provision for asset impairment (1)		−	–	−	15,074
Interest:
Expense		−	702	−	2,363
Amortization of deferred financing costs		−	–	−	17
Total expenses		4	2,980	(206)	24,807

(Loss) income before (loss) gain on sales of real estate and minority interests		(4)	1,417	217	(10,889)
(Loss) gain on sales of real estate		−	(3)	−	706
Minority interests		4	(1,402)	(215)	(68)
Discontinued operations	$	−	$12	$2	$(10,251)

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

The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of September 30, 2006, we are in compliance with the requirements of all of these financial covenants.

9.	Recent Developments

On September 22, 2006, our Board of Trustees (the “Board”) declared and set apart for payment a quarterly dividend on its Series B Shares of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. This dividend is deemed to be a quarterly distribution that relates to the second quarter 2006 dividend period, the earliest accrued but unpaid quarterly dividend on its preferred shares.

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three months and nine months ended September 30, 2006 and 2005 (dollars in thousands, except for per share amounts):

	Three months		Nine months
	ended		ended
	September 30		September 30
	2006	2005	2006	2005

Numerator:
Loss from continuing operations before minority interests	$(12,444)	$(8,442)	$(36,519)	$(29,797)
Minority interests	14,565	10,599	42,888	13,572
Net income allocated to preferred distributions	(2,250)	(2,250)	(6,750)	(6,750)
Loss before discontinued operations and (loss) gain on sales of real estate	(129)	(93)	(381)	(22,975)
Discontinued operations, net of minority interests	−	12	2	(10,251)
(Loss) gain on sales of real estate, net of minority interests	−	(1)	6	9,073
Net loss available to common shareholders	$(129)	$(82)	$(373)	$(24,153)

Denominator:
Weighted-average common shares	236,483	236,483	236,483	15,851,213
Effect of dilutive securities:
Employee stock options	−	–	−	–
Nonvested employee stock grants	−	–	−	–
Adjusted weighted-average common shares and assumed conversions	236,483	236,483	236,483	15,851,213

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.55)	$(0.39)	$(1.62)	$(1.45)
Discontinued operations, net of minority interests	−	0.05	0.01	(0.65)
(Loss) gain on sales of real estate, net of minority interests	−	–	0.03	0.57
Net loss available per weighted-average common share of beneficial interest – basic and diluted	$(0.55)	$(0.34)	$(1.58)	$(1.53)

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

77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, L.L.C., which owns a 959,719 square foot office building located in Chicago, Illinois. Our interest in the joint venture at September 30, 2006, and December 31, 2005 was an equity investment of $24.7 million and $27.2 million, respectively (included in investments in unconsolidated entities). Our joint venture partner also has a 50% common interest and has a preferred ownership interest ($66.0 million preferred member's share with a 9.5% cumulative preferred return) in this property.

11.	Investments in Unconsolidated Joint Ventures (continued)

The following table summarizes our share of various items (dollars in thousands):

	Three months		Nine months
	ended		ended
	September 30		September 30
	2006	2005	2006	2005

Operations (included in loss from investments in unconsolidated joint ventures)	$(674)	$(446)	$(2,464)	$409
Distributions received	–	–	–	300

The following table represents the condensed income statements of 77 West Wacker Drive, L.L.C. on a historical basis (dollars in thousands):

	Three months		Nine months
	ended		ended
	September 30		September 30
	2006	2005	2006	2005

Total revenue	$10,455	$10,477	$30,490	$32,448
Total expense	10,236	9,801	30,703	27,615
Net income (loss)	219	676	(213)	4,833

Citadel Center. We own a 30% subordinated common interest in Dearborn Center, L.L.C., which owns Citadel Center. Citadel Center is a 1,504,364 square foot office building located at 131 South Dearborn Street, Chicago, Illinois. Our interest in the joint venture at September 30, 2006 and December 31, 2005 was an equity investment of $75.1 million and $83.9 million, respectively (included in investments in unconsolidated entities). During the nine month periods ended September 30, 2006 and 2005, distributions of $8.7 million and $8.6 million, respectively, to our partner exceeded the joint venture's net income. As a result, income equal to the distributions was allocated to our partner and we recorded losses in the amount of $3.1 million and $2.3 million (included in losses from investments in unconsolidated joint ventures) for the three month periods ended September 30, 2006 and 2005, respectively, and $8.6 million and $9.3 million, for the nine month periods ended September 30, 2006 and 2005, respectively, representing this allocation plus the actual net loss of the joint venture. On November 8, 2006, Citadel Center was sold. See Note 14 - Subsequent Events to these consolidated financial statements for a more detailed description.

11.	Investments in Unconsolidated Joint Ventures (continued)

The following table represents the condensed income statements of Dearborn Center, L.L.C. on a historical cost basis:

	Three months		Nine months
	ended		ended
	September 30		September 30
	2006	2005	2006	2005

Total revenue	$15,439	$11,695	$41,341	$36,808
Total expense	15,659	11,098	41,430	37,432
Net (loss) income	(220)	597	(89)	(624)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., ("Plumcor/Thistle JV") which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at September 30, 2006 and December 31, 2005 was an equity investment of $0.2 million and $0.1 million (included in investments in unconsolidated entities), respectively. Our share of the venture’s operations was a loss of $17,000 and a gain of $20,000 for the three months ended September 30, 2006 and 2005, respectively, and a loss of $9,000 and a gain of $60,000 for the nine months ended September 30, 2006 and 2005, respectively (included in losses from investments in unconsolidated joint ventures).

We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur, which we subsequently terminated because of the failure of certain closing conditions to be satisfied. See Note 13 - Commitments and Contingencies – Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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

12.	Stock Based Compensation (continued)

compensation expense for the nine months ended September 30, 2005 would have been recognized. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. We did not recognize any compensation expense for the three months and nine months ended September 30, 2005 related to options granted under Accounting Principles Board Opinion No. 25.

The unaudited pro-forma information for the period prior to the adoption of SFAS 123(R), as defined below, is as follows (dollars in thousands, except for per share amounts):

Nine months
ended
September 30
2005

Additional compensation expense that would have been recognized	$20
Impact per common share − basic and diluted	−
Net loss available to common shareholders	(24,173)
Net loss available per common share − basic and diluted	(1.53)

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95. "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

13.	Commitments and Contingencies (continued)

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser at our East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve, for use in remediation of the additional environmental contamination. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At September 30, 2006, this escrow had a balance of $1.25 million plus interest of $45,028.

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

13.	Commitments and Contingencies (continued)

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

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Casati. This payment is settlement of a pre-acquisition contingency related to the Acquisition and has been recorded as building improvements in our consolidated financial statements. The Operating Partnership also transferred its interest in the Junior Loan encumbering Continental Towers to Prime Equity. In addition, the fee title ownership of Continental Towers was modified so that the property is now owned as tenants in common by (i) Continental Towers, L.L.C. ("64.0% Owner"), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. ("36.0% Owner"), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise now owns a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner are now owned by affiliates of Mr. Yochanan Danziger (the "CT General Partner").

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

Under the Amended Tax Indemnity Agreement and the partnership agreement of the 36.0% Owner, Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Heise. Heise's consent rights relate to the following actions: (1) sale or disposition of Continental Towers or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers; (3) amendments to the Junior Loan or the junior lender's rights thereunder; and (4) any other action which results in or creates the risk of a "Tax Event" with respect to Heise; provided, however, that Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Heise has a "reasonable basis" for reporting the transaction without including any taxable income or gain and either (x) we have a net worth of at least $100.0 million or (y) we deposit security in the amount of the potential tax indemnity payment which would be due Heise, grossed-up for any taxes which would be payable by Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we pay the amount of the tax, on a grossed-up basis, to Heise. In the event that our net worth falls below $50.0 million, then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.

The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity's interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest. Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. In January 2006, our Board declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January 16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend had a record date of March 31, 2006, and was paid on April 28, 2006. On September 22, 2006, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment

13.	Commitments and Contingencies (continued)

date of October 31, 2006. This dividend is deemed to be a quarterly distribution that relates to the second quarter 2006 dividend period, the earliest accrued but unpaid quarterly dividend on its preferred shares.

Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. We are currently in arrears for one quarterly dividend payment on the Series B Shares. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

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

We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us prorata over the life of this sublease, of which $0.4 million has been received through September 30, 2006. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $53.5 million over the term of the lease. Although we have sold 70.0% of our investment in Citadel Center to a joint venture partner, we have retained 100.0% of this liability. Liabilities for leases assumed at September 30, 2006 and December 31, 2005 includes $4.3 million and $5.8 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries. On November 8, 2006, Citadel Center was sold and the Citadel Reimbursement Obligation modified. See Note 14 - Subsequent Events to these consolidated financial statements for a more detailed description.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of September 30, 2006, this lease has a remaining estimated gross rental obligation of approximately $1.6 million. On

13.	Commitments and Contingencies (continued)

February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $1.0 million and $1.2 million in liabilities for leases assumed at September 30, 2006 and December 31, 2005, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

During 1999, we sold ten properties in a single transaction. As a condition of the sale, we agreed to assume responsibility for re-leasing two of the properties for a period of five years after the expiration in 2000 and 2001 of the then existing tenant leases. Our remaining nominal gross lease obligation at September 30, 2006 is approximately $0.3 million. At September 30, 2006 and December 31, 2005, we have included approximately $0.1 million and $0.6 million, respectively, in liabilities for leases assumed, representing our estimate of the remaining net liability anticipated related to this obligation.

14.	Subsequent Events

On October 5, 2006, we paid CWCapital LLC $1.2 million for a rate lock agreement and executed a loan commitment on a proposed $115.0 million refinancing of the $75.0 million existing loan that is secured by our Continental Towers property. The new loan will change our interest position from a variable rate, currently 7.1%, to a fixed rate of 5.9%. The new loan is expected to close by the middle of November 2006.

On November 8, 2006, Dearborn Center, L.L.C. (“Dearborn LLC”), the owner of Citadel Center located at 131 South Dearborn Street, Chicago, Illinois, closed on the sale of Citadel Center to an entity (the “Purchaser”) controlled by Robert Gans, a real estate investor based in New York, New York. Our Operating Partnership owns a thirty percent (30%) joint venture interest in Dearborn LLC.

The purchase price for Citadel Center was $560.0 million, subject to customary pro-rations and adjustments. Our affiliates entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to extension by agreement of the parties.

At the closing, the Operating Partnership indemnified the Purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation. The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC (“Citadel”) to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations will be partially secured by a total of $7.1 million held in escrow at closing. See Note 13 – Commitments and Contingencies of these consolidated financial statements for a more detailed description of the Citadel Reimbursement Obligation.

14.	Subsequent Events (continued)

At the closing, the Operating Partnership received its annual distribution of income from Dearborn LLC of $4.1 million. The Operating Partnership share of the net proceeds from the sale was $82.5 million, and the Operating Partnership used approximately $57 million of the net proceeds to pay down corporate level debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members' affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants, and vendors, operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2006.

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

Our income and cash flow are derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first, second and third quarters of 2006 and the last two quarters of 2005, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	September 30	June 30	March 31	December 31	September 30
	2006	2006	2006	2005	2005

Portfolio Total	79.9%	87.9%	85.6%	84.2%	82.5%

Unconsolidated Joint Venture Properties	89.0%	81.1%	79.1%	77.6%	80.3%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 – 1996 standards established by the Building Owners and Managers Association ("BOMA"). Minor variations in occupancy resulted from this change. The decrease in portfolio occupancy percentage at September 30, 2006 was primarily due to the expiration of the International Business Machines Corporation lease at our IBM Plaza property on August 31, 2006. The increase in our joint venture properties occupancy percentage at September 30, 2006 was primarily due to the Seyfarth Shaw, LLP lease commencement in August 2006 at our Citadel Center property.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $0.5 million and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at September 30, 2006 and December 31, 2005, were $5.4 million and $7.6 million, respectively.

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

At September 30, 2006, we determined that no impairment allowances were warranted. In evaluating our other long-lived assets used in operations for impairment at September 30, 2006, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations

Comparison of the three months ended September 30, 2006 to September 30, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change

Property revenues	$23,798	$22,874	$924	4.0%	%
Services Company revenues	1,075	814	261	32.1
Total revenues	24,873	23,688	1,185	5.0

Property operating expenses	12,295	12,491	(196)	(1.6)
Depreciation and amortization	8,681	9,540	(859)	(9.0)
General and administrative	1,681	1,383	298	21.5
Services Company operations	949	474	475	100.2
Severance costs	−	187	(187)	(100.0)
Total expenses	23,606	24,075	(469)	(1.9)
Operating income (loss)	1,267	(387)	1,654	427.4
Loss from investments in unconsolidated joint ventures	(3,733)	(2,762)	(971)	(35.2)
Interest and other income	574	755	(181)	(24.0)
Interest:
Expense	(10,200)	(6,048)	(4,152)	(68.7)
Amortization of deferred financing costs	(352)	–	(352)	−
Loss from continuing operations before minority interests	(12,444)	(8,442)	(4,002)	(47.4)
Minority interests	14,565	10,599	3,966	37.4
Income from continuing operations	2,121	2,157	(36)	(1.7)
Discontinued operations, net of minority interests	−	12	(12)	(100.0)
Income before loss on sales of real estate	2,121	2,169	(48)	(2.2)
Loss on sales of real estate, net of minority interest	−	(1)	1	100.0
Net income	$2,121	$2,168	$(47)	(2.2)%

Property Revenues. The increase of $0.9 million in property revenues was primarily attributable to adjustments made to the depreciable basis of the above-market and below-market lease values as a result of the Acquisition, recorded as rental revenue ($0.4 million), increased rental revenue as a result of increased occupancy at our Continental Towers property ($0.5 million), and increased other property revenues due to the receipt of a settlement from a former tenant ($0.1 million) and higher parking revenues at our IBM Plaza property ($0.1 million), offset by decreased rental revenue as a result of the expiration of the International Business Machines Corporation lease at our IBM Plaza property on August 31, 2006 ($0.3 million).

Property Operating Expenses. The decrease of $0.2 million in property operating expenses was primarily attributable to decreased landscaping primarily at our IBM Plaza property ($0.2 million), reduced real estate tax projections primarily at our IBM Plaza property ($0.4 million), offset by increased utilities due to higher rates ($0.3 million) and increased repairs and maintenance ($0.1 million).

Depreciation and Amortization. The decrease of $0.9 million in depreciation and amortization was primarily attributable to valuation adjustments made to the depreciable basis of the tangible and intangible assets during the fourth quarter of 2005 as a result of the Acquisition ($0.6 million) and the expiration of the International Business Machines Corporation lease at our IBM Plaza property on August 31, 2006 ($0.3 million).

General and Administrative. The increase of $0.3 million in general and administrative expenses was primarily due to increases in professional fees related to legal costs in connection with various matters relating to the Company’s Series B Shares and audit and compliance fees in connection with additional corporate governance.

Services Company Operations. The increase of $0.5 million in our Services Company's operating expenses was primarily due to the increase in provision for income taxes, as well as an increase in leasing commission expense in connection with additional revenue generated by the Services Company.

Loss From Investments in Unconsolidated Joint Ventures. The increase of $1.0 million in loss from investments in unconsolidated joint ventures was primarily attributable to valuation adjustments made to the depreciable basis of the tangible and intangible assets during the fourth quarter of 2005 of the joint venture properties as a result of the Acquisition.

Interest and Other Income. The decrease of $0.2 million in interest and other income was primarily due to a decrease in interest income related to our short-term investments and restricted escrow accounts. The decrease was a result of changes in average balances in these accounts. This decrease was partially offset by an increase in average interest rates from 3.1% in 2005 to 5.2% in 2006.

Interest Expense. The increase of $4.2 million in interest expense was primarily due to an increase in our debt from $445.0 million at September 30, 2005 to $508.7 million at September 30, 2006. The average interest rate on our debt also increased from 6.6% to 8.2%, respectively.

Amortization of Deferred Financing Costs. The increase of $0.4 million in the amortization of deferred financing costs was primarily attributable to the previously discussed loan activity in 2006.

Comparison of the nine months ended September 30, 2006 to September 30, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2006	2005	Increase/ (Decrease)	% Change

Property revenues	$70,913	$69,059	$1,854	2.7%
Services Company revenues	3,184	2,807	377	13.4
Total revenues	74,097	71,866	2,231	3.1

Property operating expenses	36,277	36,397	(120)	(0.3)
Depreciation and amortization	27,171	19,459	7,712	39.6
General and administrative	5,087	6,150	(1,063)	(17.3)
Services Company operations	2,804	2,943	(139)	(4.7)
Severance costs	−	363	(363)	(100.0)
Strategic alternative costs	−	10,288	(10,288)	(100.0)
Total expenses	71,339	75,600	(4,261)	(5.6)
Operating income (loss)	2,758	(3,734)	6,492	173.9
Loss from investments in unconsolidated joint ventures	(11,094)	(8,786)	(2,308)	(26.3)
Interest and other income	2,011	2,080	(69)	(3.3)
Interest:
Expense	(29,194)	(18,090)	(11,104)	(61.4)
Amortization of deferred financing costs	(1,000)	(1,267)	267	21.1
Loss from continuing operations before minority interests	(36,519)	(29,797)	(6,722)	(22.6)
Minority interests	42,888	13,572	29,316	216.0
Income (loss) from continuing operations	6,369	(16,225)	22,594	139.3
Discontinued operations, net of minority interests	2	(10,251)	10,253	100.0
Income (loss) before gain on sales of real estate	6,371	(26,476)	32,847	124.1
Gain on sales of real estate, net of minority interest	6	9,073	(9,067)	(99.9)
Net income (loss)	$6,377	$(17,403)	$23,780	136.6%

Property Revenues. The increase of $1.9 million in property revenues was primarily attributable to increased straight-line rent as a result of the Acquisition ($1.8 million), increased rental income as a result of increased occupancy ($0.2 million), additional tenant reimbursements due to increased property operating expenses ($0.4 million), increased other property revenues due to higher parking revenues at our IBM Plaza property ($0.2 million) and the receipt of a settlement from a former tenant ($0.1 million). The increase was offset by the amortization of the above-market and below-market lease values as a result of the Acquisition, recorded as rental revenue ($0.9 million).

Property Operating Expenses. The decrease of $0.1 million in property operating expenses was primarily attributable to reduced real estate tax projections primarily at our IBM Plaza property ($0.9 million) and lower bad debt expense ($0.2 million), offset by increased repairs and maintenance occurring at our IBM Plaza, 800-810 Jorie Boulevard and Continental Towers properties ($0.5 million) and increased utilities due to higher rates ($0.4 million).

Depreciation and Amortization. The increase of $7.7 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.

General and Administrative. The decrease of $1.1 million in general and administrative expenses was primarily due to decreases in directors and officers insurance ($0.9 million) and salaries and benefits ($0.5 million) as a result of a reduction in employees.

Strategic Alternative Costs. The decrease of $10.3 million in strategic alternative costs was primarily due to legal fees incurred in 2005 associated with the Acquisition and litigation which was pending at that time and has since been settled.

Loss From Investments in Unconsolidated Joint Ventures. The increase of $2.3 million in loss from investments in unconsolidated joint ventures was primarily attributable to the increase in depreciable basis of the tangible and intangible assets of the joint venture properties as a result of the Acquisition.

Interest and Other Income. The decrease of $0.1 million in interest and other income was primarily due to a decrease in interest income related to our short-term investments and restricted escrow accounts.

Interest Expense. The increase of $11.1 million in interest expense was primarily due to an increase in our debt from $445.0 million at September 30, 2005 to $508.7 million at September 30, 2006. The average interest rate on our debt also increased from 6.6% to 8.2%, respectively.

Amortization of Deferred Financing Costs. The decrease of $0.3 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of the Acquisition. The decrease was partially offset by the previously discussed loan activity in 2006.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years. The decrease in the loss from discontinued operations of $10.3 million was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($15.1 million), partially offset by a gain from operations associated with our 208 South LaSalle Street property in 2005 ($2.3 million), a gain on sale of a portfolio of our industrial properties upon finalization of our related obligation under a tax indemnity in 2005 ($0.7 million), a decrease in projected real estate taxes associated with our former 33 West Monroe Street property in 2005 ($0.3 million) and a change in minority interests ($1.6 million).

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

Cash Flows from Operating Activities. Net cash used in operating activities was $6.6 million for the nine months ended September 30, 2006 compared to $1.9 million for the nine months ended September 30, 2005 - an increase of $4.7 million. This increase was primarily the result of a $9.4 million reduction of income from operations earned in the first nine months of 2005 from our 208 South LaSalle Street property, which was sold in December 2005, additional payments of real estate taxes of $8.7 million due to the accelerated timing of the installment payments for our properties located in Cook County, Illinois, higher interest expense of $7.1 million due to additional debt and increased rates on our variable debt, an increase in property operating expense payments of $3.8 million primarily due to higher insurance, repairs and maintenance and utilities expenses, and loans totaling $2.8 million made to our Citadel Center joint venture in 2006. In addition, we received a $1.1 million tax refund in 2005 related to our former 33 West Monroe Street property for taxes paid in 2004. The increase was partially offset by $10.3 million of strategic alternative expenses in 2005, a decrease in prior year expense reconciliation credits issued to tenants of $4.4 million, a payment of $2.7 million for tax indemnities in 2005 to certain contributors of property in connection with our formation, a decrease in general, administrative and severance expenses of $1.4 million, an increase in property revenues of $0.9 million primarily due to higher occupancy at our Continental Towers property, an increase in Services Company revenue received of $0.7 million and an increase in rents received in advance of $0.6 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $15.0 million for the nine months ended September 30, 2006 compared to $9.5 million for the nine months ended September 30, 2005 – an increase of $5.5 million. This increase was primarily a result of a $9.8 million receipt from the Citadel Center joint venture and $0.6 million in proceeds from the sale of a Libertyville land parcel during 2005. Also, we funded $7.3 million into the escrows associated with the Citicorp Loan in 2006. In January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property. The increase was partially offset by $2.1 million in proceeds from the sale of a second Libertyville land parcel during 2006. In addition, we paid $0.7 million in insurance and other escrows for our former 208 South LaSalle Street property in 2005. Tax escrow releases of $12.2 million and $15.5 million were funded in the nine months ended September 30, 2006 and 2005, respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $29.0 million for the nine months ended September 30, 2006 compared to ($44.0) million for the nine months ended September 30, 2005 – an increase of $73.0 million. This increase was primarily a result of loan proceeds received of $58.0 million for the Citicorp Loan in January 2006. In addition, loan proceeds received of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. The increase was partially offset by dividends paid totaling $80.5 million in the first nine months of 2006 compared to $50.3 million in the first nine months of 2005. Also, we received net proceeds of $9.6 million from the refinancing of our Continental Towers property in 2005.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. On September 22, 2006, our Board declared and set apart for payment a quarterly dividend on its Series B Preferred Shares of $0.5625 per share. The quarterly dividend has a record date of October 6, 2006 and a payment date of October 31, 2006. This dividend is deemed to be a quarterly distribution that relates to the second quarter 2006 dividend period, the earliest accrued but unpaid quarterly dividend on its preferred shares. We are currently in arrears for one quarterly dividend payment on the Series B Shares.

With respect to the payment of the dividend referred to above, there can be no assurance as to the timing and amounts of any future dividends, and the payment of this dividend at this time should not be construed to convey any degree of certainty with respect to future dividend payments. Management and the Company’s Board review the Company’s cash position and the Company’s requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. For the remainder of 2006, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us. On November 8, 2006, Citadel Center was sold. See Note 14 - Subsequent Events to these consolidated financial statements for a more detailed description.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of September 30, 2006, we are in compliance with the requirements of all of our financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At September 30, 2006, these accounts totaled $40.3 million. These escrows relate to the $24.5 million escrow for capital and tenant improvements, the $4.6 million escrow representing lease obligations, the $3.5 million escrow for real estate taxes and insurance, the $3.1 million escrow for depository accounts, the $1.4 million escrow related to environmental remediation and the remaining $3.2 million escrow is reserved for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of September 30, 2006:

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations (A)	Total	2006	2007/ 2008	2009/ 2010	2011 and Thereafter
Mortgage notes payable (B)	$508,695	$778	$348,533	$93,980	$65,404
Operating lease obligations	2,842	63	485	455	1,839
Tenant improvement allowances (C)	4,688	4,688	−	−	−
Tax indemnification (D)	56	56	−	−	−
Liabilities for leases assumed and lease reimbursement obligations (E)	55,508	3,359	18,269	17,997	15,883
Total contractual cash obligations	$571,789	$8,944	$367,287	$112,432	$83,126

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)

These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition except for our $55.0 million loan with IPC Lender and the $58.0 million loan with Citibank, which are presented at carrying value and approximate fair value. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the nine months ended September 30, 2006, amortization totaled $1.0 million. The actual amount owed to lenders for mortgage notes payable at September 30, 2006, is $504.1 million.

(C)	We have escrows of $3.7 million that may be utilized to fund these obligations.

(D)	As a result of the sale of vacant land located in Libertyville, Illinois on February 28, 2005, a liability was incurred under a tax indemnity agreement.

(E)

These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $46.2 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $4.6 million to fund a portion of this contractual amount at September 30, 2006.

		Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter
Guarantees (A)	$3,806	$150	$1,200	$1,200	$1,256
Unconsolidated joint ventures (B)	162,114	543	4,561	79,802	77,208
Tax indemnifications (C)	14,018	(C)	(C)	(C)	(C)
Series B Shares (D)	(D)	6,750	18,000	18,000	(D)
Total commercial commitments	$179,938	$7,443	$23,761	$99,002	$78,464

(A)

This represents a guarantee for $3.8 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)

We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $164.3 million mortgage note payable secured by the property.

We also have a 30.0% subordinated common interest in an unconsolidated real estate joint venture that owns the Citadel Center office property. While we are not a guarantor or responsible party, the joint venture has a $266.5 million mortgage loan secured by the property. The amount shown includes 30.0% of the balance of the mortgage loan.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns an office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if all remaining indemnity properties had been sold as of September 30, 2006. See Note 13 − Commitments and Contingencies − Continental Towers to our consolidated financial statements for further information.

(D)

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. In January 2006, our Board declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January 16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend had a record date of March 31, 2006, and was paid on April 28, 2006. On September 22, 2006, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. This dividend is deemed to be a quarterly distribution that relates to the second quarter 2006 dividend period, the earliest accrued but unpaid quarterly dividend on its preferred shares.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends, and the payment of dividends at this time should not be construed to convey any degree of certainty with respect to future dividend payments. Management and the Company’s Board review the Company’s cash position and the Company’s requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. We are currently in arrears for one quarterly dividend payment on the Series B Shares.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest. Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. In January 2006, our Board declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January 16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend had a record date of March 31, 2006, and was paid on April 28, 2006. On September 22, 2006, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. This dividend is deemed to be a quarterly distribution that relates to the second quarter 2006 dividend period, the earliest accrued but unpaid quarterly dividend on its preferred shares.

Our management and Board review our cash position and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on the Series B Shares are not made. The term of any Trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment. We are currently in arrears for one quarterly dividend payment on the Series B Shares. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

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

In connection with the Continental Transaction, we made a payment to Casati of $4.2 million and Casati released us from all of our obligations under the Amended Tax Indemnity Agreement relating to Casati. This payment is settlement of a pre-acquisition contingency related to the Acquisition and has been recorded as building improvements in our consolidated financial statements.

Indebtedness. Our aggregate indebtedness had a fair value of $508.7 million at September 30, 2006. This indebtedness had a weighted average maturity of 1.9 years and bore interest at a weighted average interest rate of 8.2% per annum. At September 30, 2006, $180.7 million, or 35.5% of such indebtedness, bore interest at fixed rates, and $328.0 million, or 64.5% of such indebtedness, bore interest at variable rates. The $328.0 million of variable rate debt is subject to interest rate cap agreements.

Interest Rate Protection Agreement. At September 30, 2006, we have entered into the following interest rate cap agreements:

	Notional
	Amount as of	Capped
	September 30	LIBOR	Effective	Expiration
Loan Associated with	2006	Rate	Date	Date

IBM Plaza
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	2/23/06	3/15/07
Continental Towers
First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
PGRT Equity LLC
Mezzanine Loans	$58,000,000	4.8%	1/03/06	1/03/08

Under the terms of the interest rate protection agreements we paid $0.3 million and $0.1 million in one-time fees during the first nine months of 2006 and 2005, respectively. We received $0.1 million for the first nine months of 2006 and no amounts were received related to the same period in 2005.

Debt Activity. We paid $1.2 million of principal payments during the first nine months of 2006.

Off–Balance Sheet Arrangements

As listed above, our share of mortgage debt of unconsolidated joint ventures is $162.1 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 30, 2006, we are not involved in any unconsolidated SPE transactions.

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

As of September 30, 2006, approximately $328.0 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness. Our variable rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2006. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – carrying value	$0.4	$1.8	$16.2	$4.1	$88.2	$65.4	$176.1
Weighted-average interest rate – carrying value	6.5%	6.5%	7.1%	7.7%	10.6%	5.6%

Fixed rate amount – fair value	$0.8	$3.2	$17.3	$5.2	$88.8	$65.4	$180.7
Weighted-average interest rate – fair value	7.3%	7.3%	7.2%	7.9%	10.6%	5.6%

Variable rate amount (2)	$–	$195.0	$133.0	$–	$–	$–	$328.0
Weighted-average interest rate	–	8.1%	7.8%	–	–	–

Interest rate cap agreements (3):
Notional amount	$–	$195.0	$133.0	$–	$–	$–	$328.0
Cap rate	–	6.6%	5.8%	–	–	–

(1)

Based upon the rates in effect at September 30, 2006, the weighted-average interest rates on our mortgage notes payable at September 30, 2006 was 8.2%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $3.3 million. On May 5, 2005, we refinanced the senior loan secured by our Continental Towers property with a non-amortizing first mortgage of $75.0 million maturing May 1, 2008. The interest rate on this mortgage is LIBOR plus 1.8%. In addition, we purchased an interest rate protection agreement, which caps the total interest rate at 8.3%.

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

We are currently in arrears in the payment of dividends on our Series B Shares. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $2.3 million, which equals one quarterly dividend payment on the Series B Shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits
(a)	Exhibits:
10.1

Amended and Restated Loan Agreement, dated as of
September 27, 2006, between PGRT Equity LLC and Citicorp USA,
Inc., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed
October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.2

Amended and Restated Promissory Note dated September 27, 2006 from
PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit
10.2 to our Current Report on Form 8-K (filed October 3, 2006, File No.
001-13589) and incorporated herein by reference.

10.3

Amended and Restated Guaranty dated as of September 27, 2006 by
David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit
10.3 to our Current Report on Form 8-K (filed October 3, 2006, File No.
001-13589) and incorporated herein by reference.

10.4

Loan Agreement dated as of September 27, 2006 between PGRT Equity
II LLC and Citicorp USA, Inc., as filed as exhibit 10.4 to our Current
Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.5

Promissory Note dated September 27, 2006 from PGRT Equity II LLC in favor of Citicorp, USA Inc., as filed as exhibit 10.5 to our Current
Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.6

Promissory Note dated September 27, 2006 from PGRT Equity II LLC in favor of Citicorp, USA Inc., as filed as exhibit 10.6 to our Current
Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.7

Guaranty dated as of September 27, 2006 by PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.7 to our Current Report on
Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.8

Amendment to Mortgage, Assignment of Leases and Rents, Security
Agreement and Fixture Filing dated as of September 27, 2006 by and between 280 Shuman Blvd., L.L.C., and Citicorp USA, Inc., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed October 3, 2006,
File No. 001-13589) and incorporated herein by reference.

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

PRIME GROUP REALTY TRUST Registrant
Date: November 8, 2006	/s/ Jeffrey A. Patterson Jeffrey A. Patterson President and Chief Executive Officer (Duly Authorized Officer )