Form 10-K
period 2006-12-31
PRIME GROUP REALTY TRUST
filed 2007-03-20
CIK 1042798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the registrant's common shares held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $0 for such shares on June 30, 2006 as the common shares were de-listed from the New York Stock Exchange as a result of our acquisition by an affiliate of The Lightstone Group, LLC.

The number of the registrant's common shares outstanding was 236,483 as of March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees ("Board") as a result of such members' affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes, in the local, economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2006.

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

PART I

ITEM 1. BUSINESS

Background and General

We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.9 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet (see the "Properties" section for detailed information concerning the individual properties). All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we have two joint venture interests in office properties totaling approximately 1.1 million net rentable square feet. One of our joint venture properties is located in Arizona. We lease and manage 5.0 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage and lease the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, which we previously owned a joint venture interest in which was sold in November 2006.

Our two joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consist of a 50.0% common interest in a joint venture which owns the 959,719 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois, and a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona.

We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our "Operating Partnership") in exchange for common and preferred partnership interests.

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

As a result of the Acquisition, Prime Office Company LLC ("Prime Office"), a subsidiary of Lightstone, owned 100.0%, or 236,483, of our outstanding common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the "Company" or "PGRT") owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units in the Operating Partnership to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units in the Operating Partnership.

Each preferred and common unit of the Operating Partnership entitles the owners to receive distributions from the Operating Partnership. Distributions declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.

We conduct substantially all of our business through the Operating Partnership and its subsidiaries. Certain services requested by our tenants, certain management and consulting contracts and certain build-to-suit construction activities are conducted through Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership, and its affiliates (collectively, the "Services Company"). Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.

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

Ongoing Operations. Our primary business is to focus on the operation, leasing and management of our existing real estate properties.

We strive to enhance our property-level net operating income and cash flow by:

•	engaging in pro-active leasing programs and effective property management;
•	managing operating expenses through the use of in-house management expertise;
•	maintaining and developing long-term relationships with a diverse tenant group;
•	attracting and retaining motivated employees by providing financial and other incentives; and
•	emphasizing value-added capital improvements to maintain and enhance our properties' competitive advantages in their submarkets.

Liquidity and Capital Requirements. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements, leasing and redevelopment costs, pay distributions and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income, adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. See Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information regarding distributions on our common shares and our Series B Shares dividends.

For a discussion of recent transactions which affect our liquidity and capital resources, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. In 2007, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2006, we are in compliance with the requirements of all of our financial covenants.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing or replacement financing at interest rates that are below the rates of current return on our properties.

Acquisition and Development Activity. We may pursue selective property acquisitions and expend funds to redevelop our existing properties as we determine appropriate.

Recent Developments

Dispositions. During the period from January 1, 2006 through December 31, 2006, we sold the following operating property and parcel of land.

		Net		Mortgage
		Rentable	Sales Price	Debt	Month
Property	Location	Square Feet/Acres	(in millions)	(in millions)	Sold

Office:
Citadel Center (1)	Chicago	1,504,364	$560.0	–	November
Land:
Libertyville (2)	Libertyville, IL	6.3	$2.4	–	April

(1)

On November 8, 2006, Dearborn Center, L.L.C. ("Dearborn LLC"), the owner of Citadel Center located at 131 South Dearborn Street, Chicago, Illinois, closed on the sale of Citadel Center to an entity (the "Purchaser") controlled by Robert Gans, a real estate investor based in New York, New York. Our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn LLC and was liquidated upon the sale of the property.

The sales price for Citadel Center was $560.0 million, subject to customary pro-rations and adjustments. Certain of our affiliates entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.

At the closing, the Operating Partnership indemnified the Purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation, as defined below. The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC ("Citadel") to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow as of closing. See Note 15 – Commitments and Contingencies of our consolidated financial statements included in this report for a more detailed description of the Citadel Reimbursement Obligation.

(2)	On April 19, 2006, we closed on the sale of vacant land for a sales price of $2.4 million. This property was unencumbered. A gain of $0.6 million was recorded as gain on sales of real estate.

Indebtedness. During 2006, we completed the following transactions with respect to our indebtedness:

Collateral	Type of Loan	Loan Principal Amount (in millions)	Interest Rate	Transaction Date	Original Maturity Date

New Indebtedness
Continental Towers	First Mortgage	$115.0	5.86%	11/06	12/16
Prime Equity	Mezzanine	58.0	LIBOR + 4.25%	1/06	1/08

Indebtedness Retirement
Continental Towers	First Mortgage	$75.0	LIBOR + 1.75%	11/06	5/08
Citadel Center	Mezzanine	55.0	12.00%	11/06	4/10
Prime Equity	Mezzanine	39.2	LIBOR + 4.25%	11/06	1/08

Principal Payments
Amortization	Various	$1.7	Various	Various	Various

On December 30, 2005, our subsidiary, Prime Dearborn Equity LLC ("Prime Dearborn"), entered into a $55.0 million mezzanine loan agreement with IPC Investments Holdings Canada Inc. ("IPC Lender") associated with Citadel Center and on January 11, 2006 this loan was funded out of escrow. This loan was collateralized with a pledge by Prime Dearborn of its right to distributions from the joint venture, Dearborn LLC, owning Citadel Center, and a pledge by our Operating Partnership of its rights to management and leasing fees in connection with the management of the property. This loan contained a 2.0% origination fee, an original maturity date of April 5, 2010 and had an annual interest rate of 12.0%. An affiliate of IPC Lender, IPC Prime Equity, LLC ("IPC Equity"), received a membership interest in Prime Dearborn from which IPC Equity was entitled to receive 10.0% of any net sales proceeds in excess of $50.0 million from Prime Dearborn's interest in Dearborn LLC. IPC Equity also received a membership interest in Prime Office. In connection with this membership interest, and subject to Lightstone receiving the return of its equity and certain priority returns, IPC Equity is entitled to receive 12.6% of the cash available for distribution derived from Prime Office's direct ownership of the common units of our Operating Partnership and 10% derived from Prime Office's ownership of our common shares. On November 8, 2006, Dearborn LLC completed the sale of the property for $560.0 million, subject to customary pro-rations and adjustments. In conjunction with the sale of this property, Prime Dearborn repaid this loan and distributed $4.0 million to IPC Equity (recorded as interest expense). Since Prime Dearborn repaid all of the loan before the first anniversary of the loan, IPC Lender had the option to use the proceeds from the repayment to purchase up to 33.3% of the membership interests in Prime Office. This option has since expired unexercised.

On January 11, 2006, our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity"), obtained a loan in the original principal amount of $58.0 million (the "Citicorp Loan") from Citicorp USA Inc. ("Citicorp") and our Operating Partnership transferred to Prime Equity, (i) its interest in the junior mortgage loan (the "Junior Loan") encumbering the Continental Towers property located at 1701 Golf Road, Rolling Meadows, Illinois ("Continental Towers"), (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. ("280 Owner"), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. ("Prime Management"), the manager of Continental Towers.

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

As contemplated by the Citicorp Loan documents, we have delivered to Citicorp the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property and, among other things, a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the "180 Pledge"). On September 27, 2006, in connection with the 180 Pledge, the amount of the Citicorp Loan was reduced to $47.0 million and a new loan in the amount of $11.0 million (the "New Citicorp Loan") was made having the same material terms as the Citicorp Loan and secured by, among other things, the 180 Pledge and the other collateral referred to above. In connection with the closing of the New Citicorp Loan, Citicorp did not require any additional repayment of the Citicorp Loan, and the combined principal amount of the Citicorp Loan and New Citicorp Loan equal the $58.0 million principal previously outstanding under the Citicorp Loan prior to the closing of the New Citicorp Loan. On November 21, 2006, $39.2 million of the Citicorp Loan was repaid leaving an outstanding balance of $18.8 million in the aggregate on the Citicorp Loan and New Citicorp Loan.

Mr. David Lichtenstein, the principal of Lightstone, our indirect parent, has guaranteed (i) the payment of 25.0% of the principal amount of the Citicorp Loan (reduced from 50% as of September 27, 2006) and New Citicorp Loan, (ii) the payment of all of the interest on the Citicorp Loan and New Citicorp Loan and (iii) the payment of all operating expenses for our Atrium, 77 West Wacker Drive, and 800-810 Jorie Boulevard properties and, as of September 27, 2006, our 180 N. LaSalle Street property. In addition, Mr. Lichtenstein's guaranty covers the full amount of the Citicorp Loan and New Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan and New Citicorp Loan.

The Citicorp Loan and the New Citicorp Loan mature on January 10, 2008 and payments of interest only are due monthly. They are pre-payable at any time. The loans bear interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the Citicorp Loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year. We paid $0.3 million from loan proceeds for the interest rate cap, which is recorded as other assets in our consolidated financial statements. We received $0.1 million in 2006 related to this cap agreement.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and the Citicorp Loan and New Citicorp Loan have an exit fee of 1.0% (for a total of $580,000), if either loan is paid in full within one year of the original closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into leasing reserve accounts, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loans, including amounts in the leasing reserve accounts, of at least $6.0 million. The leasing reserve account and minimum cash balance as of December 31, 2006 is $7.2 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents for the Citicorp Loan and New Citicorp Loan. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0% or less, as defined in the loan documents.

On November 21, 2006, the owners of Continental Towers refinanced the property with a first mortgage loan (the "Senior Loan") in the principal amount of $115.0 million from CWCapital LLC ("CWCapital"). Proceeds of the loan were utilized to (i) repay the existing first mortgage loan encumbering the Continental Towers property in the principal amount of $75.0 million and (ii) partially repay approximately $36.6 million of the junior mortgage loan ("Junior Loan") encumbering the property. The Junior Loan is held by Prime Equity. After the partial repayment of the Junior Loan, approximately $128.6 million of principal and accrued interest remains outstanding under the Junior Loan. Prime Equity used the funds from the partial prepayment of the Junior Loan, and certain other funds, to make the $39.2 million repayment referred to above to Citicorp.

On December 29, 2006, the owners of Continental Towers divided the property into two separate ownership parcels and the Senior Loan from CWCapital and the Junior Loan were each divided into two cross-defaulted and cross-collateralized loans encumbering the two ownership parcels.

Although the Company does not own fee title to the Continental Towers property, we have a significant economic interest in the property through our ownership of the two Junior Loans secured by the property, and we consolidate the property's operations into our financial statements and account for it as an owned property. In addition, a subsidiary of Prime Equity manages the property.

The Senior Loan from CWCapital has a fixed interest rate of 5.864% per year and matures on December 1, 2016. The loan may not be prepaid except during the last three months of the loan term and except that upon the earlier of (a) 24 months following the securitization of the Senior Loan or (b) 36 months after closing, the Senior Loan may be prepaid based upon a standard defeasance formula. Payments of interest only are due monthly and there is no required principal amortization. The Senior Loan is assumable subject to the lender's reasonable consent and the payment of a 0.50% transfer fee, as well as the satisfaction of certain other requirements as more fully set forth in the loan documents.

In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment to extend the maturity date to March 9, 2008, which includes the cost of extending the interest rate cap agreement.

Total interest paid on mortgage notes payable was $40.0 million for the year ended December 31, 2006, $13.4 million for the six months ended December 31, 2005, $14.3 million for the six months ended June 30, 2005, and $32.0 million for the year ended December 31, 2004, respectively. No capitalization of interest occurred in the years ended December 31, 2006, 2005 and 2004.

Shareholders and Board of Trustees Developments. On June 14, 2006, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. Our Board consists of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Michael M. Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as "financial experts" of our audit committee.

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

Services Company

We provide certain services requested by tenants through our Services Company. As a taxable REIT subsidiary, our Services Company can provide services to tenants of our properties, even if these services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from the properties to be treated as other than rents from real property by the Internal Revenue Service under the Code. Our Services Company, either directly or through its subsidiaries, provides certain management and/or leasing services to the unconsolidated joint venture that owns the 77 West Wacker Drive office property and to the owner of Citadel Center and the properties managed on behalf of affiliates of Lightstone.

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the additional environmental contamination. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2006, this escrow had a balance of $1.25 million plus interest of $51,463.

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

Our 330 N. Wabash Avenue office property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is not friable and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. In accordance with the requirements of FASB Interpretation No. 47-Accounting for Conditional Asset Retirement Obligations, a $3.0 million liability has been recorded in our consolidated financial statements for asbestos abatement at our 330 N. Wabash Avenue property.

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

Costs of Compliance with Americans with Disabilities Act of 1990 (the "ADA"). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements, however, we may incur additional costs to fully comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our capital and operating resources could be adversely affected.

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

Insurance

In the regular course of our business, we maintain commercial general liability and all-risk property insurance with respect to our properties provided by reputable companies with commercially reasonable deductibles, limits and policy specifications customarily covered for similar properties. Our management believes that such insurance adequately covers our properties.

On April 1, 2006, we obtained new property insurance policies in combination with Lightstone's overall insurance program for it and its affiliates consisting of (i) a primary property policy in the amount of $10.0 million covering risk of physical damage to the properties in our portfolio and (ii) several layers of excess property insurance in an aggregate amount of $540.0 million covering physical property damages to our properties in excess of our primary policy (the "excess policies"). Our primary policy and excess policies include insurance for acts of terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.

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

In connection with the ownership of our properties, certain events may occur that would require us to expend funds for environmental remediation of some of our properties and adjacent properties. Certain environmental exposures are excluded from coverage under our insurance policies. Effective April 30, 2003, we obtained a pollution legal liability policy having a limit of $10.0 million, which we have renewed on an annual basis since then and which includes coverage for liability, third party property damage and remediation costs as a result of pollution conditions. Pre-existing pollution conditions are excluded from the policy and certain property locations may be excluded in the future by our insurers based on their ongoing due diligence as policies are renewed or replaced. Costs not covered under our pollution legal liability policy could be material, which could adversely affect our financial condition. We are unable to predict changes in future environmental laws and the financial impact we may incur as result of these changes.

Employees

As of December 31, 2006, we had 103 full-time employees. We believe that our relations with our employees are satisfactory.

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

With the exception of our joint venture interest in a building in Phoenix, Arizona, all of our properties are located in the Chicago metropolitan area, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Chicago metropolitan area, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. We are also subject to adverse developments in the national and Chicago regional office space markets, such as oversupply of or reduced demand for office space. Any adverse economic or real estate developments in the Chicago metropolitan area, or any decrease in demand for office space, including those resulting from Chicago's or Illinois' regulatory environment, business climate or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

As of December 31, 2006, leases representing 16.4% of the annual base rent we receive for the properties in our portfolio, excluding joint venture properties, will expire in 2007. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder would be adversely affected.

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

There are a number of office real estate companies that compete with us in seeking prospective tenants. All of our properties are located in developed areas where there are generally other properties of the same type and quality. Competition from other office properties may affect our ability to attract and retain tenants and maintain or increase rental rates, particularly in light of the higher vacancy rates of many competing properties, which may result in lower-priced space being available in such properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions to holders of Series B Shares and our common shareholder may be adversely affected.

Our debt level reduces cash available for operations, capital expenditures and distributions to holders of our Series B Shares and our common shareholder, and may expose us to the risk of default under our debt obligations.

As of December 31, 2006, the fair value of our total consolidated indebtedness was approximately $453.7 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fund necessary capital expenditures or to pay the distributions necessary to maintain our REIT qualification. Our relatively high level of debt and the limitations imposed on us by our loan agreements could have significant adverse consequences to us, including the following:

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

The loan documents evidencing our loans contain certain covenants with our lenders, which include minimum ratios for debt service coverage and other financial covenants affecting us and certain of our properties. These covenants could limit our flexibility in conducting our operations and create the risk of a default on our indebtedness if we cannot continue to satisfy them. In addition, these covenants could limit our ability, without the prior consent of the appropriate lender, to further mortgage our properties. If we fail to comply with any of these covenants and are not able to get a waiver from the relevant lender, we will be in default under the relevant loan and any other loans, which may be cross-defaulted with such loan. If this occurs, the relevant lenders may foreclose on our properties that secure the loans, pursue us or our affiliates for any portion of the debt which is recourse and could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder.

There can be no assurance that we will be able to pay or maintain cash distributions to holders of Series B Shares or our common shareholder.

Due to a number of factors, including our capital resources, debt load and requirements in our operating environment, our Board decided not to pay a distribution on our common shares and units beginning with the last quarter 2001 and continuing during 2002, 2003, 2004 and 2005 through to the date of the Acquisition. Further in April 2002, our Board decided to suspend the declaration and payment of dividends on our Series B Shares. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October of 2004 and January and April 2005. Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of our Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to, and including, the entire third quarter of 2005.

After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common units in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005.

On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board's review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board's review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividend had a record date of January 5, 2007 and a payment date of January 31, 2007.

Our management and Board review our cash position, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future distributions on our common shares and/or preferred shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Distributions on our common shares and common units in the Operating Partnership are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.

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

Lightstone controls us, and will continue to control us, as long as one or more of its affiliates own a majority of our common shares.

Lightstone, through its subsidiary, Prime Office, beneficially owns all of our outstanding common shares. Our Board currently consists of seven trustees, of which three qualify as "independent" under NYSE rules. As long as Lightstone beneficially owns a majority of our outstanding common shares, Lightstone will continue to be able to elect all of the members of our Board. As a result, Lightstone will control all matters affecting us, including (i) the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers, (ii) any determinations with respect to mergers or other business combinations, (iii) our acquisition or disposition of assets, (iv) our corporate finance activities and (v) the payment of distributions on our common shares and Series B Shares.

Lightstone and its designees on our Board may have interests that conflict with our interests.

Lightstone and its designees on our Board may have interests that conflict with, or are different from, our own and/or holders of our Series B Shares. Conflicts of interest between Lightstone and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us and/or holders of Series B Shares, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, dividends on our common shares and Series B Shares and the exercise by Lightstone of its ability to control our management and affairs. Our organizational documents do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interests, or to ensure that potential business opportunities that may become available to both Lightstone and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.

We may sell or acquire additional assets which could adversely affect our operations and financial results.

We may sell or acquire real estate or acquire other real estate related companies when we believe a sale or acquisition is consistent with our business strategies. However, we may not be successful in completing a desired sale or acquisition in a timely manner or pursuant to terms that are favorable to us. Real estate investments may be, depending on market conditions, relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio in response to changes in economic or other conditions. If we do complete an acquisition, we may not succeed in leasing any newly acquired properties at rental rates or upon other terms sufficient to cover the costs of acquisition and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention from other important matters. We may also abandon acquisition or sale opportunities prior to completion and consequently fail to recover expenses already incurred and have thus devoted significant amounts of management time to a matter not consummated. Furthermore, future acquisitions may expose us to significant additional liabilities, some of which we may not be aware of at the time of acquisition. If and when we do complete a sale, we may not succeed in selling it for a price or on other terms favorable to us.

The redevelopment of certain of our existing properties and any future development we may undertake could be costly and involve substantial risk.

As part of our operating strategy, (i) we may redevelop certain of our existing properties to upgrade the quality of an asset and/or change its use and (ii) we may acquire land for development or construct improvements on land we may own or control from time to time. Developing and redeveloping real estate contains numerous risks, which may adversely affect our ability to make distributions to holders of Series B Shares and our common shareholder. These risks include the risks that (i) financing and/or equity for development and redevelopment projects may not be available on favorable terms, (ii) long-term financing to refinance any short-term construction financing may not be available upon the completion of a project, (iii) the failure to complete construction of a project on schedule or within budget may increase debt service expenses and construction costs, and (iv) we may be unable to find interested users to acquire or lease space in a project after its completion, thus making it difficult or impossible for us to recoup our investment or refinance our indebtedness on the project. We may also abandon redevelopment or development projects prior to the commencement or completion or construction and (a) consequently fail to recover expenses already incurred and (b) have thus devoted significant amounts of management time to a project which was not completed.

Only our Series B Shares are listed on the NYSE and, therefore, we are entitled to rely on exemptions from certain corporate governance requirements.

Only our Series B Shares are listed on the NYSE. Under the NYSE rules, a company which only lists preferred shares or debt is not required to comply with certain of the NYSE corporate governance requirements, including (1) the requirement that a majority of the board of directors of a listed company consist of independent directors, (2) the requirement that a listed company have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) the requirement that a listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We are currently utilizing these exemptions as they relate to our Board. As a result, we do not have a majority of independent trustees, nor do we have nominating and corporate governance and compensation committees. Accordingly, the holders of Series B Shares and our common shareholder may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We depend on significant tenants.

For the year ended December 31, 2006, the five largest tenants in our portfolio represented approximately 36.1% of the total revenue generated by our properties (including joint ventures), of which one tenant, JPMorgan Chase Bank NA, represented approximately 14.2% of our total revenues. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or result in their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs attempting to protect our investment.

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

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners' financial condition and any disputes that may arise between us and our joint venture partners.

We own two joint venture interests and in the future we may co-invest with, or sell interests in our existing properties to third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and the joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort principally on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to incur additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Tax indemnification obligations in the event that we sell a certain property could limit our operating flexibility.

We agreed to indemnify the limited partner of the limited partnership that owns a portion of the Continental Towers property, which is encumbered by a mortgage note we hold, against specified adverse tax consequences that may result from the refinancing, sale, foreclosure or certain other actions that may be taken with respect to the property or the related mortgage note. If our tax indemnification obligations were to be triggered under this agreement, we would be required to reimburse the covered party for the effects of, or a portion of the effects of, the resulting tax consequences to this party.

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

We will be required to include in our annual reports, commencing with our annual report relating to calendar year 2007, a report of our management on our internal controls over our financial reporting and, commencing with our annual report relating to calendar year 2008, our auditor's attestation report on our internal controls over financial reporting, in each case under Section 404 of the Sarbanes Oxley Act of 2002 . Though we are a "non-accelerated filer" and are currently not required to do so, we have elected for calendar year 2006 to comply with the requirements applicable to an "accelerated filer", including the management report on our internal controls over our financial reporting and our auditors' attestation report on our internal controls over financial reporting. Any adverse results from future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on the stock price of our Series B Shares and the value of our common shares.

We are required to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities Exchange Commission, which include, commencing with our annual report relating to calendar year 2007, the requirement that our annual report include our management's report on internal controls over financial reporting and, commencing with our annual report relating to calendar year 2008, the requirement that we include our auditor's attestation report on our internal controls over financial reporting. We have elected to comply with the requirements applicable to an "accelerated filer" for calendar year 2006 and accordingly to include within this annual report our management's report on our internal controls over financial reporting and our auditor's attestation report on our internal controls over financial reporting. To comply with these requirements the management report must contain an assessment of the effectiveness of our internal controls as of December 31, 2006 and we must disclose any material weakness in our internal controls over financial reporting that were identified by us. Our independent auditors also opined on their assessment of our internal controls. If we are unable in the future to assert that our internal controls over financial reporting are effective, or if in the future our independent auditors are unable to give us a satisfactory opinion on the effectiveness of our internal controls, we could lose investor confidence in our financial reports, which could have an adverse effect on the value of our Series B Shares and common shares. We have not yet determined whether we will elect to comply with requirements applicable to an "accelerated filer" for calendar year 2007 and file our auditor's attestation report on our internal controls over financial reporting relating to that calendar year.

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

Our properties are covered by comprehensive liability, fire, flood, extended coverage, rental loss and all-risk insurance provided by various companies and with deductibles, limits and policy specifications customarily covered for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to floods, riots or acts of war, or may be insured subject to specified limitations, such as large deductibles or co-payments. See Item 1 – Business – Insurance in this report for further discussion. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in and the anticipated future cash flow from the affected property and may be obligated on any mortgage indebtedness, to the extent it is recourse indebtedness, or other obligations related to such property.

The construction of new developments adjacent to or near certain of our existing properties may adversely affect the leasing, operation and value of those properties.

Two large new developments being built by third parties are currently under construction adjacent to two of our properties, one across the street from our 77 West Wacker Drive property and the other across the street from our property located at 330 North Wabash Avenue. While to our knowledge neither of these projects under development currently contemplate any material office component and thus will not directly compete with the existing use of our properties, the major construction activities underway at these adjacent sites could cause significant disruptions to the operation of our two properties identified above, including those resulting from noise, dust, vibrations, construction traffic and other related activities. These activities could inconvenience our tenants at these properties and make it difficult to renew certain leases as their terms expire or lease vacant space in these properties to new tenants. In addition, the new projects currently under construction may also adversely affect our leasing efforts and the value of our properties affected, by among other things, blocking certain views from our properties and creating increased traffic and congestion. In addition, two large new office developments are currently underway in the vicinity of our 77 West Wacker Drive, 180 N. LaSalle and 330 N. Wabash Avenue properties. These projects will directly compete with our properties referred to above and could materially adversely affect (i) our ability to retain our existing tenants, and attract new tenants, and (ii) for those existing tenants that we are able to retain and new tenants that we are able to attract, the business terms on which such deals are completed. This could result in us leasing less space at lower rents and with higher costs at our properties than we could have otherwise, which could materially adversely affect our liquidity, revenue and financial results.

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

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. These laws often impose liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner's or operator's ability to rent or sell such property or to borrow funds using such property as collateral and may expose such owner or operator to liability resulting from any release of or exposure to such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property. See Item 1 – Business – Government Regulations – Environmental Matters of this report for a more detailed discussion of environmental matters affecting us.

Future terrorist attacks in the United States could harm the demand for, and the values of, our properties.

Future terrorist attacks in the United States, such as the attacks that occurred on September 11, 2001, and other acts of terrorism or war could harm the demand for and the value of our properties. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss or increased security costs, and thereafter the availability of insurance for such acts may be limited or may cost more. To the extent that our tenants are impacted by any future attacks, their ability to continue to honor obligations under their existing leases with us could beadversely affected. In addition, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

General

We own 10 office properties, containing an aggregate of 3.9 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet, located in the Chicago metropolitan area. This includes Continental Towers, on which we own a second mortgage note that constitutes a significant financial interest in this property. We therefore consolidate its operations. In addition, we own a 50.0% common interest in a joint venture, which owns the 959,719 square foot office tower located at 77 West Wacker Drive in downtown Chicago and a 23.1% common interest in a joint venture, which owns a 101,006 square foot office building located in Phoenix, Arizona. We lease and manage 5.0 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage and lease the 1,504,364 square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, which we previously owned a joint venture interest in and was sold in November 2006.

Our management team has developed or redeveloped a significant number of office properties, including the development and construction of the 77 West Wacker Drive and Citadel Center buildings and the redevelopment of the 180 North LaSalle Street building, all located in downtown Chicago, as well as the redevelopment of our Continental Towers property in Rolling Meadows, Illinois. In the course of such activities, we have acquired experience across a broad range of sophisticated development and redevelopment projects.

We do not currently anticipate commencing any new development projects in the near future, although we may undertake the redevelopment of, improvements to, and/or expansion of, certain properties we currently own and/or may acquire in the future.

Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utilities and operating expenses (ii) on a gross basis with the landlord responsible for the payment of all such expenses, or (iii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants' first year of occupancy ("Base Year"), or a negotiated amount approximating the tenants' pro rata share of these expenses ("Expense Stop"). In the latter cases, the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Our industrial property's lease is written on a triple-net lease basis, with the tenant paying all of the real estate taxes, insurance, utilities and other operating expenses for the property.

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

	Location	Year Built/ Renovated	Net Rentable Square Feet	Percentage Occupied as of 12/31/06
Wholly-Owned Properties:
330 N. Wabash Avenue (1)	Chicago, IL	1971	1,466,023	66.8%
Continental Towers (2)	Rolling Meadows, IL	1977 thru 1981/2001	910,796	90.2%
180 North LaSalle Street	Chicago, IL	1982/1999	770,191	80.6%
800-810 Jorie Boulevard	Oak Brook, IL	1961/1992	193,516	100.0%
4343 Commerce Court	Lisle, IL	1989	167,756	80.2%
740-770 Pasquinelli Drive	Westmont, IL	1986	110,299	99.0%
280 Shuman Blvd.	Naperville, IL	1979	69,077	86.0%
1600-1700 167th Street	Calumet City, IL	1981	65,394	82.9%
Enterprise Center II	Westchester, IL	1999	62,619	49.9%
7100 Madison Avenue	Willowbrook, IL	1999	50,157	100.0%
1051 N. Kirk Road	Batavia, IL	1990	120,004	100.0%
Portfolio total			3,985,832	79.6%

Unconsolidated Joint Venture Properties:
77 West Wacker Drive (3)	Chicago, IL	1992	959,719	81.3%
Thistle Landing (4)	Phoenix, AZ	1999	101,006	29.7%

(1)	The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with options to extend the term for an additional forty years.

(2)	We hold two mortgage notes receivable on this office property and have consolidated the underlying property operations because we derive significant economic benefits from the property's operations.

(3)	We own a 50.0% common ownership interest in a joint venture that owns this office property.

(4)

We own a 23.1% common ownership interest in a joint venture that owns this office property. On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings at Thistle Landing. The sale took place in early November and we received a distribution relating to our interest of $3.9 million on November 7, 2005, which was recorded as a reduction of our investment in the unconsolidated joint venture. As a result of the sale, the net rentable square feet owned by the joint venture was reduced to 101,006 square feet from 383,509 square feet. In addition, we have no impairment on our investment because the fair value of our investment is greater than the carrying value.

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

On December 4, 2006, we received a copy of a Class Action Complaint and Demand for Jury Trial (the "Complaint") filed by The Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd. ("Plaintiffs") against Lightstone and us. The Complaint was filed on November 16, 2006 in the Circuit Court of Baltimore City, Maryland, Civil Division.

In the Complaint, the Plaintiffs asked the Court to certify the case as a class action on behalf of the holders of the Series B Shares. The Complaint seeks compensation for alleged damages resulting from an alleged plan by us to liquidate our assets and wind up our business without the payment to the holders of the Series B Shares of the $25.00 per share liquidation preference provided in our Articles of Amendment and Restatement. The Complaint also requests the disgorgement of dividends that the Plaintiffs claim were improperly paid to Lightstone that should have been paid to the holders of the Series B Shares in the form of the liquidation preference.

We believe that this case is without merit and we have legitimate defenses to this action, and we intend to aggressively defend the case.

On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor Thistle, LLC, ("Plumcor/Thistle JV"), and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner's consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our public security holders during the fourth quarter of 2006. On June 14, 2006, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. Our Board consists of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Michael M. Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as "financial experts" of the audit committee.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

Our common shares traded on the NYSE under the symbol "PGE" from November 12, 1997 through July 1, 2005, the effective date of the Acquisition. We are the sole general partner of the Operating Partnership and own all of the preferred units. Prior to the Acquisition, we owned 88.5% of the common units of the Operating Partnership. After the Acquisition, we own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units.

As a result of the Acquisition, each of our common shares and common units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per share/unit, without interest, which resulted in the delisting of our common shares from the NYSE effective July 2, 2005. In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.

As a result of the Acquisition, Prime Office owned 100.0%, or 236,483, of our common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. We own 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units to Park Avenue Funding, LLC. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units.

The following table sets forth the high and low closing sales prices per common share reported on the NYSE prior to the Acquisition and the common share distributions we paid for the years ended December 31, 2005 and December 31, 2006:

			Cash
			Distributions
	High	Low	Paid (1)

Fiscal Year 2005
First quarter	$7.23	$6.15	$–
Second quarter	7.26	7.03	–
Third quarter (2)	–	–	1.1225
Fourth quarter (2)	–	–	–

Fiscal Year 2006
First quarter (2)	$–	$–	$2.8438
Second quarter (2)	–	–	–
Third quarter (2)	–	–	–
Fourth quarter (2)	–	–	–

(1)	No distributions were declared or paid prior to the Acquisition in 2005.

(2)	As a result of the Acquisition, our common shares were delisted from the NYSE effective July 2, 2005.

Due to a number of factors, including our capital resources, debt load and requirements in our operating environment, our Board decided not to pay a distribution on the common shares and units beginning with the last quarter 2001 and continuing during 2002, 2003, 2004 and 2005 through to the date of the Acquisition. Further in April 2002, our Board decided to suspend the declaration and payment of dividends on Series B Shares. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October of 2004 and January and April 2005. Concurrent with the completion of the Acquisition, all accrued but unpaid distributions on the Series B Shares, plus distributions on our Series B Shares for the third quarter of 2005, were paid to the holders of Series B Shares. On July 1, 2005, we funded both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through to, and including, the entire third quarter of 2005.

After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common units in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board's review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of

October 31, 2006. On December 14, 2006 based on the Board's review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividend had a record date of January 5, 2007 and a payment date of January 31, 2007.

Dividends paid in the amount of $1.6875 per share in 2006 on our Series B Shares have been determined to be ordinary dividends of $0.8438 per share, capital gains of $0.6159 per share and unrecaptured Section 1250 gain of $0.2278 per share. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the first quarter 2007 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.

Our management and Board review our cash position, the status of potential capital events, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future distributions on our common shares and/or dividends on our Series B Shares will be made at the discretion of our Board. These distributions will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Distributions on our common shares and common units are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.

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

	Successor Company		Predecessor Company

	Year ended December 31		Year ended December 31
	2006	2005	2004	2003	2002
Balance Sheet Data	(dollars in thousands)		(dollars in thousands)
Real estate assets	$490,102	$471,892	$619,059	$681,933	$1,025,271
Total assets	654,098	771,921	767,363	948,781	1,410,181
Mortgage notes and notes payable	453,695	452,965	427,445	435,869	693,910
Total liabilities	524,868	530,668	502,785	663,640	1,064,099
Minority interests	100,147	135,853	19,154	21,803	100,643
Shareholders' equity	29,083	105,400	245,424	263,338	245,439

	Successor Company			Predecessor Company

		Six months	Six months
		ended	ended
		December 31	June 30	Year ended December 31
	2006	2005	2005	2004	2003	2002
Statement of Operations Data (1)	(dollars in thousands, except per share amount)		(dollars in thousands, except per share amount)
Total revenue	$99,094	$48,555	$48,178	$98,614	$124,714	$106,086
Operating income (loss)	5,493	(921)	(3,347)	16,235	28,887	15,603
Income (loss) from continuing operations	8,511	4,294	(18,382)	(19,982)	(16,087)	(1,829)
Net income (loss)	8,683	4,319	(19,571)	(11,383)	(36,217)	(30,621)
Net loss available to common shareholders	(317)	(181)	(24,071)	(20,383)	(45,217)	(41,901)

Basic and diluted earnings available to common shares per weighted-average common share (2)
Loss from continuing operations	$(2.06)	$(0.87)	$(0.97)	$(1.22)	$(1.25)	$(0.84)
Net loss available per weighted-average common share of beneficial interest –basic and diluted	(1.34)	(0.76)	(1.02)	(0.86)	(2.25)	(2.67)
Distributions paid per common share/common unit	2.8438	1.1225	–	–	–	–
Preferred stock dividends paid per share	1.6875	4.50	1.125	1.6875	–	2.25

Cash Flow and Operating Data
Cash flow provided by (used in):
Operating activities	$4,838	$1,236	$(6,659)	$22,108	$56,875	$42,320
Investing activities	66,403	(60,044)	2,258	116,613	296,732	(75,951)
Financing activities	(28,739)	6,773	2,314	(99,598)	(336,799)	42,849
Office Properties:
Square footage	3,865,828	3,772,482	4,636,918	4,632,633	5,536,065	6,281,263
Occupancy (%)	79.0	83.7	82.8	85.1	75.1	91.5
Industrial Properties:
Square footage	120,004	120,004	120,004	120,004	3,874,712	3,874,712
Occupancy (%)	100.0	100.0	100.0	100.0	81.4	84.4
Unconsolidated Joint Venture Properties:
Square footage	1,060,725	2,554,866	2,833,068	2,831,303	2,827,302	2,831,943
Occupancy (%)	76.4	77.6	80.9	79.7	74.1	39.9

(1)

Information for the years ended December 31, 2005 (including the six months ended December 31, 2005 and the six months ended June 30, 2005), 2004, 2003 and 2002 has been restated for the reclassification of the operations of properties, to reflect the impact of SFAS 144, from continuing operations to discontinued operations.

(2)

Net loss available per weighted-average common share of beneficial interest-basic equals net income divided by 236,483; 236,483; 23,658,579; 23,671,412; 20,105,183 and 15,673,544 common shares for the year ended December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, respectively. Net loss available per weighted-average share of beneficial interest-diluted equals net income divided by 236,483; 236,483; 23,658,579; 23,671,412; 20,105,183 and 15,673,544, common shares for the year ended December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, respectively. The change in number of weighted-average common shares is principally due to the Acquisition by Lightstone and common unitholders in our Operating Partnership exchanging common units for common shares and the issuance of new common units in our Operating Partnership in connection with property acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.9 million net rentable square feet and one industrial property, containing 0.1 million net rentable square feet. In addition, we have two joint venture interests in office properties containing an aggregate of 1.1 million rentable square feet. We lease and manage 5.0 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we are also the managing and leasing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006.

All of our properties, except one joint venture property, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.

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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of 2005 and at the end of each quarter of 2006, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	December 31,	September 30,	June 30,	March 31,	December 31,
	2006	2006	2006	2006	2005

Portfolio Total	79.6%	79.9%	87.9%	85.6%	84.2%

Unconsolidated Joint Venture Properties	76.4%	89.0%	81.1%	79.1%	77.6%

2006 Business Summary

For 2006, our focus was on:

•	retiring, extending or refinancing debt;
•	reducing operating costs; and
•	aggressively pursuing leasing transactions.

Below is a summary of several of the activities we undertook in 2006 in keeping with these objectives.

•	We refinanced our Continental Towers property with a first mortgage loan in the principal amount of $115.0 million.
•	We reduced our outstanding indebtedness on two Citicorp mezzanine loans from an aggregate of $58.0 million to $18.8 million.
•

Through December 31, 2006, we commenced 42 new and expansion office leases totaling 741,214 square feet, and renewed or extended 41 office leases totaling 169,374 square feet including our joint venture properties.

•

We completed the sale of our joint venture interest in the Citadel Center property, used a portion of the proceeds to retire the $55.0 million mezzanine loan on the property and repay a portion of the Citicorp mezzanine loans referred to above, and recognized a gain of approximately $18.8 million.

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

In addition to net income under Generally Accepted Accounting Principles ("GAAP"), prior to the Acquisition we used Funds From Operations ("FFO"), which is a measurement tool common among real estate investment trusts for measuring profitability. We no longer use FFO as management believes FFO is not a useful measurement of our profitability.

We used the purchase method of accounting to record the assets and liabilities in connection with the Acquisition. Accordingly the financial statements as of and for the period ended subsequent to the Acquisition are not comparable in all material respects to our financial statements as of and for periods ended prior to the Acquisition.

Results of Operations

Comparison of the Year ended December 31, 2006 to the Year ended December 31, 2005

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

	2006	2005	$ Change	% Change
	(dollars in thousands)
Property revenues	$94,580	$92,559	$2,021	2.2%
Services Company revenues	4,514	4,174	340	8.1
Total revenues	99,094	96,733	2,361	2.4

Property operating expenses	48,066	48,497	(431)	(0.9)
Depreciation and amortization	35,170	30,052	5,118	17.0
General and administrative	6,393	7,708	(1,315)	(17.1)
Services Company operations	3,972	4,062	(90)	(2.2)
Severance costs	–	394	(394)	(100.0)
Strategic alternative costs	–	10,288	(10,288)	(100.0)
Total expenses	93,601	101,001	(7,400)	(7.3)
Operating income (loss)	5,493	(4,268)	9,761	228.7
Loss from investments in unconsolidated joint ventures	(9,145)	(13,022)	3,877	29.8
Interest and other income	2,850	2,596	254	9.8
Interest:
Expense	(42,637)	(24,441)	(18,196)	(74.4)
Amortization of deferred financing costs	(3,146)	(1,288)	(1,858)	(144.3)
Loss from continuing operations before minority interests	(46,585)	(40,423)	(6,162)	(15.2)
Minority interests	55,096	26,335	28,761	109.2
Income (loss) from continuing operations	8,511	(14,088)	22,599	160.4
Discontinued operations, net of minority interests	1	(10,235)	10,236	100.0
Income (loss) before gain on sales of real estate and joint venture interests	8,512	(24,323)	32,835	135.0
Gain on sales of real estate and joint venture interests, net of minority interest	171	9,071	(8,900)	(156.9)
Net income (loss)	$8,683	$(15,252)	$23,935	156.9%

Property Revenues. The increase of $2.0 million in property revenues was primarily attributable to increased straight-line rent as a result of the Acquisition ($1.8 million), other income associated with the sale of Citadel Center ($0.6 million), increased other property revenues due to higher parking revenues at 330 N. Wabash Avenue ($0.5 million) and management fee income from 77 West Wacker and Citadel Center ($0.4 million). The increase was partially offset by the amortization of the above-market and below-market lease values as a result of the Acquisition, recorded as a reduction of rental revenue ($1.2 million), and lower tenant reimbursements due to reduced property operating expenses ($0.1 million).

Services Company Revenues. The increase of $0.3 million in our Services Company revenues during 2006 was primarily due to increased leasing commission income from the joint ventures due to increased leasing activity.

Property Operating Expenses. The decrease of $0.4 million in property operating expenses was primarily attributable to reduced real estate tax projections primarily at our 330 N. Wabash Avenue property ($1.6 million) and lower bad debt expense ($0.2 million), partially offset by increased utilities due to higher rates ($1.1 million) and increased repairs and maintenance occurring at our 330 N. Wabash Avenue, 180 North LaSalle Street and Continental Towers properties ($0.3 million).

Depreciation and Amortization. The increase of $5.1 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.

General and Administrative. The decrease of $1.3 million in general and administrative expenses was primarily due to lower directors and officers insurance expense ($1.2 million).

Strategic Alternative Costs. The $10.3 million decrease in strategic alternative costs is primarily due to the settlement payment made in 2005 to settle certain litigation ($7.0 million) and a reduction in legal, consulting and professional fees which were higher in 2005 as a result of the Acquisition.

Loss From Investments in Unconsolidated Joint Ventures. The decrease of $3.9 million in loss from investments in unconsolidated joint ventures was primarily due to increased straight-line rent revenue ($3.7 million), a reduction of distributions paid to our joint venture partner ($1.7 million) and a reduction of real estate taxes net of associated recovery revenue ($0.7 million) all at our Citadel Center property. This decrease was partially offset by an increase in depreciation and amortization for the tangible and intangible basis of the joint venture properties as a result of the Acquisition ($2.3 million).

Interest and Other Income. The increase of $0.3 million in interest and other income was primarily due to an increase in interest income related to our short-term investments and restricted escrow accounts, which was the result of an increase in average interest rates on investment from 3.0% in 2005 to 4.9% in 2006, while the average balance was unchanged.

Interest Expense. The increase in interest expense of $18.2 million was primarily the result of $9.7 million, $4.6 million and $1.1 million of additional interest expense in 2006 compared to 2005 for the IPC Loan, Citicorp Loan (including the New Citicorp Loan) and the Continental Towers refinancing, respectively. Additionally, the increase in the average LIBOR from 3.5% in 2005 to 5.0% in 2006 led to a $3.6 million increase in interest expense related to our variable rate debt collateralized by our 330 N. Wabash Avenue property.

Amortization of Deferred Financing Costs. The increase of $1.9 million in amortization of deferred financing costs was primarily attributable to the write-off of unamortized deferred financing fees related to the repayments of the IPC Loan and a portion of the Citicorp Loan.

Minority Interests. The increase of $28.8 million in minority interests was primarily due to the Acquisition. As a result of the Acquisition, minority interest percentage ownership increased from 11.5% to 99.1%.

Discontinued Operations. Discontinued operations reflect net income (loss) (including provision for asset impairment and lease termination revenue) and gain (loss) on sales of real estate for operating properties which have been sold. Discontinued operations include the results of operations of our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years. The decrease in the loss from discontinued operations of $10.2 million was primarily attributable to a provision for asset impairment associated with our 208 South LaSalle Street property ($15.1 million), partially offset by a gain from operations associated with our 208 South LaSalle Street property in 2005 ($2.3 million), a gain on sale of a portfolio of our industrial properties upon finalization of our related obligation under a tax indemnity in 2005 ($0.7 million), a decrease in projected real estate taxes associated with our former 33 West Monroe Street property in 2005 ($0.3 million) and a change in minority interests ($1.6 million).

Gain on Sales of Real Estate and Joint Venture Interests. The decrease of $8.9 million in gain on sales of real estate and joint venture interests was primarily due to a recognized gain of $9.8 million in 2005, net of minority interest, from the Citadel Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earn-out we met under the joint venture agreement. Partially offsetting this decrease was a recognized gain of $0.6 million, net of minority interest, as a result of the sale of a land parcel located in Libertyville, Illinois during the second quarter of 2006.

Comparison of the Year ended December 31, 2005 to the Year ended December 31, 2004

The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

	2005	2004	$ Change	% Change
	(dollars in thousands)
Property revenues	$92,559	$94,240	$(1,681)	(1.8)%
Services Company revenues	4,174	4,374	(200)	(4.6)
Total revenues	96,733	98,614	(1,881)	(1.9)

Property operating expenses	48,497	45,955	2,542	5.5
Depreciation and amortization	30,052	19,534	10,518	53.8
General and administrative	7,708	10,426	(2,718)	(26.1)
Services Company operations	4,062	3,768	294	7.8
Severance costs	394	322	72	22.4
Strategic alternative costs	10,288	2,374	7,914	333.4
Total expenses	101,001	82,379	18,622	22.6
Operating (loss) income	(4,268)	16,235	(20,503)	(126.3)
Income (loss) from investments in unconsolidated joint ventures	(13,022)	(14,878)	1,856	12.5
Interest and other income	2,596	1,617	979	60.5
Interest:
Expense	(24,441)	(25,106)	665	2.6
Amortization of deferred financing costs	(1,288)	(1,616)	328	20.3
Loss from continuing operations before minority interests	(40,423)	(23,748)	(16,675)	(70.2)
Minority interests	26,335	3,766	22,569	599.3
Loss from continuing operations	(14,088)	(19,982)	5,894	29.5
Discontinued operations, net of minority interests	(10,235)	9,092	(19,327)	(212.6)
Loss before gain (loss) on sales of real estate	(24,323)	(10,890)	(13,433)	(123.4)
Gain (loss) on sales of real estate, net of minority interest	9,071	(493)	9,564	1,940.0
Net loss	$(15,252)	$(11,383)	$(3,869)	(34.0)%

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

General and Administrative. The decrease of $2.7 million in general and administrative expenses was primarily due to a decrease in salaries and benefits ($0.7 million) as a result of a reduction in employees, lower legal costs ($0.9 million) and lower compliance fees ($0.5 million) which was the result of management's cost containment strategies.

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

Interest Expense. The decrease in interest expense of $0.7 million was primarily due to $1.7 million in interest expense savings related to the mezzanine loan payoffs at Fleet Bank related to a mezzanine loan collateralized by our 180 North LaSalle ($0.9 million) property and a mezzanine loan collateralized by our 800-810 Jorie Boulevard and our former 208 South LaSalle ($0.8 million) properties. Additionally, we refinanced the fixed rate debt associated with our Continental Towers property with a variable rate loan that accounted for $0.6 million in interest expense savings. These gains were partially offset by unfavorable changes in LIBOR rates that led to a $2.1 million increase in interest expense on the variable rate debt associated with our 330 N. Wabash Avenue property.

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

Liquidity and Capital Resources

Recent Developments.

Preferred Shareholder Litigation. On December 4, 2006 we received a copy of a Class Action Complaint and Demand for Jury Trail that was filed by two of our alleged Series B Shareholders against Lightstone and us. See Item 3—Legal Proceedings for a more detailed description of this litigation.

Continental Towers Refinancing. On November 21, 2006, the owners of the Continental Towers property refinanced the property with a first mortgage loan in the principal amount of $115.0 million from CWCapital LLC (the "Senior Loan"). Proceeds of the loan were utilized to (i) repay the existing first mortgage loan encumbering Continental Towers in the principal amount of $75.0 million and (ii) partially repay approximately $36.6 million of the junior mortgage loan ("Junior Loan") encumbering the property. The Junior Loan is held by Prime Equity, a wholly owned subsidiary of our Operating Partnership. After the partial repayment of the Junior Loan, approximately $128.6 million of principal and accrued interest remains outstanding under the Junior Loan. Prime Equity used the funds from the partial prepayment of the Junior Loan, and certain other funds, to make a repayment of $39.2 million to Citicorp.

Although the Company does not own fee title to the Continental Towers property, we have a significant economic interest in the Property through our ownership of the Junior Loan secured by the property, and we consolidate the property's operations into our financial statements and account for it as an owned property. In addition, a subsidiary of the Company manages the property.

The CWCapital loan has a fixed interest rate of 5.864% per year and matures on December 1, 2016. The loan may not be prepaid except during the last three months of the loan term and except that upon the earlier of (a) 24 months following the securitization of the Senior Loan or (b) 36 months after closing, the Senior Loan may be prepaid based upon a standard defeasance formula. Payments of interest only are due monthly and there is no required principal amortization. The loan is assumable subject to the Senior Lender's reasonable consent and the payment of a 0.50% transfer fee, as well as the satisfaction of certain other requirements as more fully set forth in the loan documents.

On December 29, 2006, the owners of Continental Towers divided the property into two separate ownership parcels and the Senior Loan from CWCapital and the Junior Loan were each divided into two cross-defaulted and cross-collateralized loans.

Citadel Center Sale. On November 8, 2006, Dearborn LLC, the owner of Citadel Center, completed the sale of Citadel Center to a subsidiary of CARI, LLC, an entity controlled by Robert Gans, a real estate investor based in New York, New York. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn Center, L.L.C.

The sales price for the entire Citadel Center property was $560.0 million, subject to customary pro-rations and adjustments. Two of the Company's subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.

At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC ("Citadel") to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing. The Citadel Reimbursement Obligation is described in more detail in Note 15 – Commitments and Contingencies to our consolidated financial statements included in this report.

At the closing, the Operating Partnership received its annual distribution of income from Dearborn LLC of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to pay off the mezzanine loan from IPC Lender. The Operating Partnership had a book gain according to generally accepted accounting principles of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

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

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are current on the payment of dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the fact that we are current on dividends on our Series B Shares at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our cash position, the status of potential capital events, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion or status of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. In 2007, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, joint venture transactions, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2006, we are in compliance with the requirements of all of our financial covenants.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2006, these accounts totaled $44.0 million. These escrows relate to $19.0 million in escrow for capital and tenant improvements, $7.1 million in escrow representing lease obligations, $8.5 million in escrow for real estate taxes and insurance, $2.5 million in escrow for depository accounts, $1.5 million in escrow related to environmental remediation and a remaining $5.4 million in escrow for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of December 31, 2006:

	Payments Due by Period
	(dollars in thousands)
Contractual Obligations (A)	Total	2007	2008/ 2009	2010/ 2011	2012 and Thereafter
Mortgage notes payable (B)	$453,695	$198,162	$41,311	$99,222	$115,000
Operating lease obligations	2,779	245	473	443	1,618
Tenant improvement allowances (C)	8,849	8,849	–	–	–
Liabilities for leases assumed and lease reimbursement obligations (D)	52,915	9,795	18,100	18,563	6,457
Total contractual cash obligations	$518,238	$217,051	$59,884	$118,228	$123,075

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)

These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the twelve months ended December 31, 2006, amortization totaled $1.4 million. The actual amount owed to lenders for mortgage notes payable at December 31, 2006, is $449.4 million.

(C)	We have escrows of $7.9 million that may be utilized to fund these obligations.

(D)

These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $44.1 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $7.1 million to fund a portion of this contractual amount at December 31, 2006.

		Amount of Commitment Expiration Per Period
		(dollars in thousands)
Other Commercial Commitments	Total Amounts Committed	2007	2008-2009	2010-2011	2012 and Thereafter
Guarantees (A)	$3,356	$600	$1,200	$1,200	$356
Unconsolidated joint ventures (B)	81,897	1,076	2,334	2,633	75,854
Tax indemnifications (C)	14,018	(C)	(C)	(C)	(C)
Environmental remediation (D)	3,031	(D)	(D)	(D)	(D)
Series B Shares (E)	(E)	11,250	18,000	18,000	(E)
Total commercial commitments	$102,302	$12,926	$21,534	$21,833	$76,210

(A)

This represents a guarantee for $3.4 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)

We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $163.8 million mortgage note payable secured by the property.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns a 0.1 million square foot office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)

We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of December 31, 2006. See Note 15 – Commitments and Contingencies – Tax Indemnities to our consolidated financial statements included in this report for further information.

(D)

This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 15 – Commitments and Contingencies – Environmental to our consolidated financial statements included in this report for further information.

(E)

Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. In January 2006, our Board declared a quarterly dividend for the fourth quarter of 2005 of $0.5625 per share. This quarterly dividend had a record date of January 16, 2006, and was paid on January 31, 2006. On February 9, 2006, our Board declared a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share. The quarterly dividend had a record date of March 31, 2006, and was paid on April 28, 2006. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006 our Board declared and set apart for payment two quarterly dividends on our Series B Preferred Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. These dividends had a record date of January 5, 2007 and a payment date of January 31, 2007. These dividends are deemed to be the quarterly dividends that relate to the third quarter and fourth quarter 2006 dividend periods, respectively.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends, and the payment of dividends at this time should not be construed to convey any degree of certainty with respect to future dividend payments. Management and the Company's Board review the Company's cash position, the status of potential capital events, debt levels and the Company's requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on our Series B Shares are not made. The term of any trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment.

Tenant Concentration. The following represents our five largest tenants in 2006 based on gross revenue recognized during 2006:

Tenant	Gross Tenant Revenue	% Of Our Total Revenue	Lease Expiration
	(dollars in thousands)
JPMorgan Chase Bank NA (1)	$24,465	14.2%	December 2017
Citadel Investment Group, LLC (1)	13,760	8.0	December 2013
Jenner & Block (2)	12,112	7.0	April 2010
Seyfarth Shaw LLP (1)	6,353	3.7	June 2022
ST Holdings, Inc. (2)	5,515	3.2	May 2007
	$62,205	36.1%

(1)	These are tenants of the Citadel Center building in which we had an ownership interest in the joint venture that owned the office property until its sale in November 2006.

(2)

We have received indication that Jenner & Block and ST Holdings, Inc. will not be renewing their leases at expiration. We have partially mitigated this exposure by entering into new leases for approximately 97% of the ST Holdings, Inc. space at current market rates, which are lower than the rent ST Holdings, Inc. is paying.

If one or more of the tenants listed above (other than the tenants at Citadel Center which has been sold) were to experience financial difficulties and cease paying rent or fail to renew their lease at the expiration of its term, our cash flow and earnings would likely be negatively impacted in the near term and possibly the long term. The extent and length of this would be impacted by several factors, including:

•	the nature of the financial difficulties;
•	our ability to obtain control of the space for re-leasing;
•	market conditions;
•	the length of time it would require for us to re-lease the tenant's space; and
•	whether the tenant's rent was above or below market.

Property Sales. On November 8, 2006, Dearborn LLC, the owner of Citadel Center, completed the sale of Citadel Center to a subsidiary of CARI, LLC, an entity controlled by Robert Gans, a real estate investor based in New York, New York. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn LLC.

The sales price for Citadel Center was $560.0 million, subject to customary pro-rations and adjustments. Two of the Company's subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.

At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing. The Citadel Reimbursement Obligation is described in more detail in Note 15 – Commitments and Contingencies to our consolidated financial statements included in this report.

At the closing, the Operating Partnership received its annual distribution of income from Dearborn LLC of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to pay down corporate level debt. The Operating Partnership had a book gain according to generally accepted accounting principles of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.

Our Board had previously suspended the payment of distributions and dividends for certain prior periods in anticipation of our need for liquidity for dealing with our maturing indebtedness and our capital needs for property level expenditures in retenanting our vacant office and industrial space. We subsequently resumed the payment of dividends on our Series B Shares with dividends of $0.5625 per share in April, July and October 2004 and January and April 2005. In conjunction with the Acquisition which was completed on July 1, 2005, we paid both (i) one quarterly distribution of $0.5625 per share on our Series B Shares to preferred shareholders of record as of June 15, 2005 and (ii) six quarters of distributions totaling an additional $3.3750 per share on our Series B Shares to preferred shareholders of record as of June 21, 2005. Under our charter, these distributions represent the distributions for the first quarter of 2004 through, to and including the entire third quarter of 2005. After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common limited partnership interests in our Operating Partnership and our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005. On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the fourth quarter of 2005 for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board's review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board's review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Preferred Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividend had a record date of January 5, 2007 and a payment date of January 31, 2007.

Dividends paid in the amount of $1.6875 per share in 2006 on our Series B Shares have been determined to be ordinary dividends of $0.8438 per share, capital gains of $0.6159 per share and unrecaptured Section 1250 gain of $0.2278 per share. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are outstanding. The term of any trustees elected by the holders of the Series B Shares will expire whenever the total dividend arrearage on our Series B Shares has been paid and current dividends have been declared and set apart for payment.

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

In addition, on December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction (the "Continental Transaction"), we entered into a Tax Indemnity Agreement pursuant to which we agreed to indemnify the two limited partners of the limited partnership which then owned the property, Mr. Casati and Mr. Heise, for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note.

On January 10, 2006, we and Casati and Heise, amended the foregoing Tax Indemnity Agreement to among other things, terminate the Tax Indemnity Agreement as it related to Mr. Casati; which had the effect of reducing the Operating Partnership's estimated maximum liability in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the foregoing amendment, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released us from all obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. The tax indemnity obligation referred to above to Mr. Heise is the sole remaining tax indemnity agreement relating to the Company.

The terms of these agreements are discussed in Note 15 – Commitments and Contingencies to our consolidated financial statements included in this report.

Indebtedness. Our aggregate indebtedness had a fair value of $453.7 million and carrying value of $449.4 million at December 31, 2006. This indebtedness had a weighted average maturity of 3.6 years and bore interest at a weighted average interest rate of 7.2% per annum. At December 31, 2006, $239.9 million, or 52.9% of such indebtedness, bore interest at fixed rates, and $213.8 million, or 47.1% of such indebtedness, bore interest at variable rates. The $213.8 million of variable rate debt is subject to interest rate cap agreements.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

Loan Associated with	Notional Amount as of December 31 2006	Capped LIBOR/ Eurodollar Rate	Effective Date	Expiration Date

330 N. Wabash Avenue
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	3/15/07	3/15/08
Continental Towers
First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
Prime Equity
Mezzanine Loan	$47,000,000	4.8%	1/03/06	1/03/08
Prime Equity II
Mezzanine Loan	$11,000,000	4.8%	1/03/06	1/03/08

Under the terms of the interest rate protection agreements we paid $0.3 million and $0.1 million in one-time fees during 2006 and 2005, respectively. We received $0.1 million in 2006 and no amounts were received in 2005.

In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment to extend the maturity date to March 9, 2008, which includes the cost of extending the interest rate cap agreement.

Debt Activity. Scheduled 2006 principal payments were made totaling $1.7 million. A $75.0 million first mortgage on Continental Towers was refinanced with a $115.0 million fixed rate loan, enabling us to retire $39.2 million of mezzanine debt secured with five of our properties. This $115.0 million loan was later bifurcated into loans equaling 64% and 36% of the total loan value. In conjunction with the previously discussed sale of Citadel Center, we retired a $55.0 million mezzanine loan that was related to our joint venture interest in the property. Altogether these actions increased the carrying value of our total debt in 2006 by $2.1 million. See Note 4 –Mortgage Notes Payable to our consolidated financial statements included in this report for further explanation.

Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2006, 2005 and 2004, our tenant improvements and leasing commissions averaged $27.60, $32.74 and $37.98, respectively, per square foot of newly-leased office space totaling 260,598, 241,642 and 457,928 square feet, respectively, and $9.13, $16.18 and $12.61, respectively, per square foot of office leases renewed by existing tenants totaling 155,110, 285,957 and 290,885 square feet, respectively. Our total cost of general capital improvements to our properties historically averages $2.5 million annually based upon an estimate of $0.69 per square foot. For 2006, we incurred $2.1 million of capital improvement expenditures, excluding discontinued operations, and we expect to incur approximately $8.2 million for 2007.

Off-Balance Sheet Arrangements

As listed above, our share of mortgage debt of unconsolidated joint ventures is $81.9 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any unconsolidated SPE transactions.

Historical Cash Flows

	Year ended December 31

	2006	2005	$ Change	% Change
	(dollars in thousands)

Net cash provided by (used in) operating activities	$4,838	$(5,423)	$10,261	189.2%
Net cash provided by (used in) investing activities	$66,403	$(57,786)	$124,189	214.9%
Net cash (used in) provided by financing activities	$(28,739)	$9,087	$(37,826)	(416.3)%

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $4.8 million for the year ended December 31, 2006 compared to ($5.4) million for the year ended December 31, 2005 – an increase of $10.3 million. This increase is mainly attributable to a reduction in strategic alternative expenses of $10.3 million, a return on investment of $4.2 million, an increase in total revenues of $2.4 million and a decrease in general, administrative and severance expenses of $1.7 million in 2006 compared to 2005. This increase was partially offset by a $6.4 million reduction of income from operations earned from our 208 South LaSalle Street property, which was sold in December 2005, and a $1.1 million tax refund received in 2005 related to our former 33 West Monroe Street property for taxes paid in 2004.

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $66.4 million for the year ended December 31, 2006 compared to ($57.8) million for the year ended December 31, 2005 – an increase of $124.2 million. This increase was due to an increase of $88.6 million in distributions from the sale of our joint venture interest in Citadel Center and the sale of a land parcel located in Libertyville, Illinois, partially offset by a distribution of $4.0 million to IPC Equity. This compares to a $9.8 million receipt from the Citadel Center joint venture, a $3.9 million distribution received from the Plumcor/Thistle joint venture and $0.6 million in proceeds from the sale of a different Libertyville land parcel during 2005. In January 2006, loan proceeds of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 were funded to us and available for operations. Also in January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property. Additionally, we funded $1.2 million into the escrows associated with the Citicorp Loan and New Citicorp Loan, and an additional $2.5 million for leasing costs and tenant improvements at our 330 N. Wabash Avenue property in 2006 compared to 2005.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was ($28.7) million for the year ended December 31, 2006 compared to $9.1 million for the year ended December 31, 2005 – a decrease of $37.8 million. This decrease was primarily a result of loan activity and dividends paid. Specifically, loan proceeds received of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. This $55.0 million loan was fully retired in conjunction with the previously discussed sale of Citadel Center. We received net proceeds of $37.9 million and $9.6 million from the refinancing of our Continental Towers property in 2006 and 2005, respectively. Proceeds from the 2006 Continental Towers refinancing were used to pay $39.2 million of principal on the $58.0 million Citicorp Loan that was funded in January 2006. Also, dividends totaling $82.8 million and $50.3 million were paid in 2006 and 2005, respectively.

	Year ended December 31

	2005	2004	$ Change	% Change
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(5,423)	$22,108	$(27,531)	(124.5)%
Net cash (used in) provided by investing activities	$(57,786)	$116,613	$(174,399)	(149.5)%
Net cash provided by (used in) financing activities	$9,087	$(99,598)	$108,685	109.1%

Operating Activities. The $27.5 million decrease in net cash (used in) provided by operating activities from 2004 was primarily due to:

•	the loss of $7.8 million of net income from operations in 2004 from our former industrial properties which were sold in the fourth quarter of 2004;
•	a $7.7 million increase in strategic alternative costs;
•	a $5.3 million increase in payments made related to other liabilities;
•	a $2.7 million payment of tax indemnities to the NAC Contributors in 2005, recorded in discontinued operations.
•	a $1.1 million increase in property operating expense payments as compared to 2004; and
•	a $1.1 million decrease in receipts related to prepaid rent.

This decrease was partially offset by:

•	a $2.5 million decrease in general and administrative expenses as a result of a reduction of employees;
•	a $1.8 million net loss from operations in 2004 from our former 33 West Monroe Street property, which was sold in April 2004;
•	a $1.1 million refund for real estate taxes paid in 2004 related to our former 33 West Monroe Street property; and
•	a $0.3 million decrease in interest paid from 2004 due to the repayment of debt by utilizing the proceeds from property sales in 2004.

Investing Activities. The $174.4 million decrease in net cash (used in) provided by investing activities from 2004 was primarily due to:

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

Financing Activities. The $108.7 million increase in net cash provided by (used in) financing activities compared to 2004 was primarily due to:

•

proceeds from mortgage notes payable increased by $63.0 million in 2005 which included a $75.0 million variable rate first mortgage on our Continental Towers property, which was used in part to retire our existing fixed rate position; and a $55.0 million fixed rate mezzanine loan secured by Citadel Center, as compared to proceeds from mortgages and notes payable in 2004, including $67.0 million in refinancing proceeds from our 180 North LaSalle Street property;

•

repayments of mortgages and loans payable were lower by $90.9 million in 2005, which included the retirement of $65.4 million of mortgage notes payable using the net proceeds from the conversion of our fixed rate debt to a variable rate position on our Continental Towers property in May 2005; and principal amortization payments of $2.8 million; compared to repayments of indebtedness in 2004: including the refinancing of maturing indebtedness at our 180 North LaSalle Street property totaling $60.0 million; the repayment of the mortgage note payable secured by our former 33 West Monroe Street property upon its sale totaling $59.3 million; the repayment of the mortgage notes payable secured by our former industrial properties upon their sale totaling $11.8 million and the repayment of two mezzanine loans totaling $22.8 million and principal amortization payments of $5.2 million.

This increase was partially offset by:

•	a $29.7 million distribution to our operating partnership unitholder was made in 2005 related to the Acquisition;
•	a dividend of $0.3 million was paid to our common shareholder in 2005 related to the Acquisition.
•	additional payments totaling $15.8 million of dividends to our Series B preferred shareholders were made in 2005 versus 2004;
•	additional payments totaling $1.7 million in financing costs associated with new debt were made in 2005 versus 2004; and

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

Consolidation. Our consolidated financial statements include our accounts, variable interest entities ("VIEs") in which we are the primary beneficiary and other subsidiaries over which we have control. Our determination of the appropriate accounting method with respect to our variable interests is based on Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"). We consolidate any VIE of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity's total equity investment at risk upon inception is sufficient to finance the entity's activities without additional subordinated financial support provided by any parties, including equity holders. We make judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidate the entity as the primary beneficiary. This determination of whether we will absorb the majority of expected losses and/or receive the majority of expected returns includes any impact of an "upside economic interest" in the form of a "promote" that we may have. A promote is a disproportionate interest built into the distribution structure of the entity based on the entity's achievement of certain return hurdles. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We are not required to reconsider the entity's VIE status if the entity incurs losses that exceed expectations, but are required to reconsider the status if the structure of the entity changes.

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

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants' obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2006 as compared to 2005 reflects payments under these leases, in addition to a decrease in the liability during 2006 of $0.3 million due to assumption changes.

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

Interest Rate Protection Agreements. We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholder's equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

At December 31, 2006, we determined that no reserves were warranted. In evaluating our other long-lived assets used in operations for impairment at December 31, 2006, we assumed anticipated hold periods of three to five years for our operating properties. In evaluating our property held for development, we concluded that development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under "Liquidity and Capital Resources", if we determine that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves could be required. These reserves could have significant impacts on our operating results.

Capitalization of Interest and Other Costs on Development Projects. Development costs, which include land acquisition costs, fees and other costs incurred in developing new properties, are capitalized as incurred. Interest, financing costs, real estate taxes, other direct costs and indirect costs (including certain employee compensation costs and related general and administrative expenses) incurred during development periods are capitalized as a component of the building costs. These costs continue to be capitalized, to the extent they relate to vacant space, for one year following the date the development is placed in service. During this one-year period, the amount of capitalized costs could be materially affected by the timing and changes in occupancy levels. Subsequent to the one-year period, these costs are fully expensed as incurred. During 2006, we did not capitalize any development costs.

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

Statement 123(R) became effective for us beginning January 1, 2006.

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

We adopted Statement 123(R) on January 1, 2006 using the modified prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options granted prior to January 1, 2006. Accordingly, the adoption of Statement 123(R)'s fair value method did not have an impact on our results of operations and had no impact on our overall financial position because no options have been granted by the Company to our employees. We currently do not anticipate that the Company itself will grant stock options in the future.

Prime Office has granted certain of our employees options to acquire interests in Prime Office in the past and may grant options in the future. Options granted by Prime Office may result in the recognition of compensation cost although they will have no material impact on our overall financial position.

We have applied EITF 04-5 when required for new or amended limited partnerships in our December 31, 2006 financial statements. The adopting of the provisions of EITF 04-5 for our joint venture interests did not impact net income, earnings per share or shareholder's equity.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating and have not yet completed an evaluation on whether the adoption on Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows, including our ability to comply with current debt covenants.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are currently evaluating whether adoption of this statement will result in a change in its fair value measurements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years' financial statements. SAB 108 is effective for annual financial statements for the first fiscal year after November 15, 2006. This guidance did not have a material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company has not yet determined the impact of adopting SFAS No. 159 on its consolidated financial statement.

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

As of December 31, 2006, approximately $213.8 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Our floating rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2006. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount – Carrying Value	$1.8	$16.2	$4.0	$33.2	$65.4	$115.0	$235.6
Weighted-average interest rate – Carrying Value	6.5%	7.1%	7.7%	8.3%	5.6%	5.9%	–

Fixed rate amount – Fair Value	$3.2	$17.4	$5.1	$33.8	$65.4	$115.0	$239.9
Weighted-average interest rate – Fair Value	7.3%	7.2%	7.9%	8.3%	5.6%	5.9%	–

Variable rate amount (2)	$195.0	$18.8	$–	$–	$–	$–	$213.8
Weighted-average interest rate	8.2%	9.1%	–	–	–	–	–

Interest rate cap agreements (3):
Notional amount	$195.0	$18.8	$–	$–	$–	$–	$213.8
Cap rate	6.6%	9.1%	–	–	–	–	–

(1)

Based upon the rates in effect at December 31, 2006, the weighted-average interest rates on our mortgage notes payable at December 31, 2006 was 7.2%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $2.1 million.

(2)

In February 2006, the first extension option on the $195.0 million 330 N. Wabash Avenue loan was purchased for $0.5 million, which extended the maturity date to March 9, 2007. The final option was purchased in February 2007 for an additional $0.5 million, which extended the maturity date to March 9, 2008 and included the costs of extending the interest rate cap agreement.

(3)

In conjunction with the 330 N. Wabash Avenue loan extension we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our 330 N. Wabash Avenue property.

In January 2006, a mezzanine loan for $58.0 million was obtained and collateralized by the holdings of Prime Equity. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 9.1%. On November 21, 2006, $39.2 million of principal was repaid, leaving an outstanding balance of $18.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K, which was conducted with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, the officer currently performing the function of our principal financial officer, our Chief Executive Officer and Executive Vice President —Capital Markets have concluded that our disclosure and controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our system of internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton, the independent registered public accounting firm who also audited our consolidated financial statements. Grant Thornton's attestation report on management's assessment of our internal control over financial reporting appears on page F-3 hereof.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Trustees

The following table presents certain information as of March 1, 2007 concerning each of our trustees serving in such capacity:

		Principal Occupation and Positions Held	Year Term of Office Will Expire	Served as a Trustee Since

Name	Age
David Lichtenstein	46	Chairman of the Board	2007	2005
Jeffrey A. Patterson	47	President and Chief Executive Officer, Trustee	2007	2005
John M. Sabin	52	Independent Trustee	2007	2005
Michael M. Schurer	45	Trustee	2007	2005
Shawn R. Tominus	47	Independent Trustee	2007	2005
Bruno de Vinck	61	Trustee	2007	2005
George R. Whittemore	57	Independent Trustee	2007	2005

David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail, office and industrial properties located in 27 states plus the District of Columbia and Puerto Rico that is owned by these companies and their affiliates. He is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Prime Retail, Inc. and Park Avenue Bank, New York City, both private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc., a public company.

Jeffrey A. Patterson. Mr. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.'s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties' Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company's Real Estate Investment Group. Mr. Patterson is an associate member of the Urban Land Institute and is an advisory board member of the Metropolitan Planning Council.

John M. Sabin. Mr. Sabin has served on our Board since July 2005. Mr. Sabin is currently the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. He also serves on the boards of North American Scientific, Inc. since 2005 and Hersha Hospitality Trust since 2003, all publicly traded companies. From January 2000 to October 2004, Mr. Sabin was the Chief Financial Officer, General

Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin received Bachelor of Science degrees in Accounting and University Studies, Masters of Accountancy and Business Administration from Brigham Young University, and also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.

Michael M. Schurer. Mr. Schurer has served on our Board since July 2005. Mr. Schurer is the Chief Financial Officer and Treasurer of both Lightstone Value Plus Real Estate Investment Trust, Inc. and The Lightstone Group. From August 2004 until April 2005, Mr. Schurer was the Chief Financial Officer of Northwest Hotel Group (formally Grand Heritage Hotel Group) and from January 2001 until August 2004 was Chief Financial Officer, Treasurer and Secretary of Humphrey Hospitality Trust, Inc. From March 1997 to September 2000, Mr. Schurer was Chief Financial Officer and Executive Vice President of Crown Golf Properties, LP. Mr. Schurer also served as Division Controller, Senior Manager and Audit Manager with Marriott International, and as an independent auditor with Pannell Kerr Forster and Ernst & Young. Mr. Schurer received a Bachelor of Arts in Accounting from Rutgers University and earned his CPA designation in 1987.

Shawn R. Tominus. Mr. Tominus has served on our Board since July 2005. Mr. Tominus is the founder and has served as the President of Metro Management, a real estate investment and management company, which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties, since 1994. Mr. Tominus is also a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., a public company. Mr. Tominus is currently responsible at Metro Management for the ownership, management and development of assets in excess of $100,000,000. Mr. Tominus has over 25 years experience in real estate and also acts as a national consultant primarily focusing on market and feasibility analysis. Prior to Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation, where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties.

Bruno de Vinck. Mr. de Vinck has served on our Board since July 2005. Mr. de Vinck is the Chief Operating Officer, Senior Vice President, Secretary and a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., a public company, and a director of the Park Avenue Bank, New York City, a private company. Mr. de Vinck is also involved in the management and renovation of various multi-family, retail and industrial properties for The Lightstone Group and has served as its Senior Vice President since April 1994. Prior to that time, Mr. de Vinck was a Manager with numerous real estate management companies, and was the founding president and prior Chairman of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility. Mr. de Vinck is a past New Jersey chapter president for the Institute of Real Estate Management (IREM), as well as a past Director of the New Jersey Association of Realtors.

George R. Whittemore. Mr. Whittemore has served on our Board since July 2005. Mr. Whittemore currently serves as a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., Village Bank & Trust in Richmond, Virginia, and Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and CEO of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation), and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Executive Officers

The following table presents certain information as of March 1, 2007 concerning each of our executive officers and key employees serving in such capacities:

Name	Age	Position
David Lichtenstein	46	Chairman of the Board
Jeffrey A. Patterson	47	President and Chief Executive Officer, Trustee
James F. Hoffman	44	Senior Executive Vice President—General Counsel and Secretary
Paul G. Del Vecchio	42	Executive Vice President—Capital Markets
Nancy J. Fendley	38	Executive Vice President—Leasing
Randel S. Waites	46	Executive Vice President—Asset Management
Victoria A. Cory	42	Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence
Anita T. Pallardy	48	Senior Vice President—Leasing

David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. Mr. Lichtenstein founded both American Shelter Corporation and The Lightstone Group and directs all aspects of the acquisition, financing and management of a diverse portfolio of multi-family, retail, office and industrial properties located in 27 states and Puerto Rico that is owned by these companies. He is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Prime Retail, Inc. and Park Avenue Bank, New York City, both private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc., a public company.

Jeffrey A. Patterson. Mr. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.'s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties' Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company's Real Estate Investment Group. Mr. Patterson is an associate member of the Urban Land Institute and is an advisory board member of the Metropolitan Planning Council.

James F. Hoffman. Mr. Hoffman serves as our Senior Executive Vice President—General Counsel and Secretary. From October 2000 to February 2007, Mr. Hoffman served as our Executive Vice President—General Counsel and Secretary. Mr. Hoffman obtained his law degree in 1987 from Harvard Law School where he graduated cum laude and obtained his finance degree in 1984 from the University of Illinois where he graduated with Highest Honors. From March 1998 to October 2000, Mr. Hoffman served as our Senior Vice President—General Counsel and Secretary. From November 1997 to March 1998, Mr. Hoffman served as our Vice President and Associate General Counsel. Prior to working for us,

Mr. Hoffman served as Assistant General Counsel of our predecessor company, The Prime Group, Inc., from January 1991 to November 1997. Prior to his employment with The Prime Group, Inc., Mr. Hoffman was an associate with the law firm of Mayer, Brown & Platt from September 1987 to January 1991.

Paul G. Del Vecchio. Mr. Del Vecchio serves as our Executive Vice President—Capital Markets. From April 2003 to February 2007, Mr. Del Vecchio served as our Senior Vice President—Capital Markets. From February 2000 to April 2003, Mr. Del Vecchio served as our Vice President—Capital Markets and from November 1998 to February 2000, Mr. Del Vecchio served as our Assistant Vice President—Capital Markets. Prior to joining us, Mr. Del Vecchio was an Assistant Vice President for Prime Capital Funding LLC from October 1997 to August 1998. Mr. Del Vecchio is a licensed real estate broker and a certified public accountant.

Nancy J. Fendley. Ms. Fendley serves as our Executive Vice President—Leasing, overseeing all elements of leasing for the Company.  Ms. Fendley joined us in November of 2006 after nearly eight years with Trizec Properties, Inc. and upon the acquisition of Trizec Properties, Inc. by a joint venture between Brookfield Properties and Blackstone Group.  Ms. Fendley holds a MBA in Real Estate, Finance and Marketing from Northwestern University's Kellogg Graduate School of Management and a Bachelor's Degree in Arts, magna cum laude, from the University of Illinois.  Ms. Fendley serves on the Children's Service Board of Children's Memorial Hospital.

Randel S. Waites. Mr. Waites serves as our Executive Vice President-Office Asset Management with overall asset management responsibilities for our office assets. From August 2004 to February 2007, Mr. Waites served as our Senior Vice President—Office Asset Management. Mr. Waites joined us in October 2000 as our Assistant Controller—CBD and then served as our Portfolio Controller—CBD. From October 2002 to August 2004, Mr. Waites served as our Vice President—Asset Management, Office Properties. Prior to joining us, Mr. Waites held the position of Asset Manager, Financial Analysis at East Lake Management and Development Corporation from December 1999 to October 2000, where he also served as Commercial Property Manager from May 1998 to December 1999. Mr. Waites started his career as an internal auditor and then went into financial analysis with large US corporations. He then developed his own business in Taos Ski Valley, New Mexico where he built and operated a ski lodge and other multiple small businesses in New Mexico and Colorado. Upon returning to Chicago, Mr. Waites took a position as controller for a privately held restaurant franchisee having 15 franchises. Mr. Waites is a certified public accountant.

Victoria A. Cory. Ms. Cory serves as our Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence. From April 2000 to February 2006, Ms. Cory served as our Vice President—Loan Administration, Real Estate Tax and Due Diligence. Prior to joining us, Ms. Cory was the Senior Vice President—Loan Administration for Prime Capital Funding LLC from January 1998 until March 2000.

Anita T. Pallardy. Ms. Pallardy serves as our Senior Vice President—Leasing, CBD, overseeing the leasing and marketing of our 180 North LaSalle Street and 330 North Wabash Avenue properties. From March 2001 to November 2006, Ms. Pallardy served as our Vice President—Leasing, CBD, and from May 1998 to February 2001 served as Portfolio Leasing Manager, CBD. Prior to joining us, Ms. Pallardy served as Vice President, Leasing for The John Buck Company, in Chicago, Illinois.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2006, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to our knowledge, no transactions were reported late during the year ended December 31, 2006.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including but not limited to our President and Chief Executive Officer (our principal executive officer), Executive Vice President—Capital Markets (our principal financial officer) and Vice President—Corporate Accounting (our principal accounting officer), and other persons that may perform similar functions from time to time. Our code of ethics is published on our website at www.pgrt.com. In addition our code of ethics is available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations Representative, 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601. In the event that any future amendment to, or waiver from, a provision of our code of ethics would otherwise require disclosure under Item 5.05 of Form 8-K, we intend to satisfy that disclosure requirement by posting such amendment or waiver on our website.

Information Regarding Audit Committee

Our Board has established an audit committee. The charter of our audit committee is available on our website at www.pgrt.com. Since July 1, 2005 the audit committee has consisted of Messrs. Sabin, Tominus and Whittemore, each of whom is "independent" within the meaning of the NYSE listing standards. Mr. Whittemore was named chairman of the audit committee on July 1, 2005. The Board determined that Messrs. Whittemore and Sabin are qualified as audit committee financial experts as defined in Item 407(d) of Regulation S-K. For more information regarding Messrs. Whittemore and Sabin's relevant professional experience, see "–Trustees".

Information Regarding Compensation Committee (or equivalent)

Because only our Series B Shares are listed on the NYSE, we are not required to have a separate compensation committee of the Board under applicable NYSE listing requirements. Likewise, we are not required to have and do not operate under a compensation charter. We believe it is appropriate for us not to have a compensation committee or compensation charter because our common shares are not publicly traded and we are wholly owned and controlled by a subsidiary of Lightstone, a private company.

Mr. Lichtenstein, as our Chairman of the Board and the principal of Lightstone, and Mr. Patterson, as our President and Chief Executive Officer and a member of the Board, meet periodically to review our compensation practices. Our compensation program consists of a base salary and opportunity to receive a cash bonus for our executive officers, and fees for our trustees. Messrs Lichtenstein and Patterson met in January 2007 to review the compensation of our executive officers and determine the cash bonuses for 2006 to be paid to our executive officers based on the performance of each executive officer and the company during 2006. Fees for our trustees are unchanged for calendar years 2006 and 2007. Mr. Patterson’s bonus for 2006 and base salary for 2007 were set pursuant to the terms of his employment agreement, which was previously approved by our Board.

Although we have in the past and may again in the future engage compensation consultants to review our compensation program, we did not engage a compensation consultant to assist us in determining compensation for calendar year 2006.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our compensation philosophy is based on aligning management's business objectives with those of our shareholder in order to provide compensation that will enable us to attract and retain talented executives, and link the interests of our executive officers to those of our shareholder. Accordingly, the employment agreements for (i) Jeffrey A. Patterson, our CEO, (ii) Nancy J. Fendley, our Executive Vice President of Leasing who was hired in November 2006, and (iii) Daniel J. Nikitas, our Executive Vice President of Leasing through October 18, 2006, provide that annual bonuses may be earned by each of them based on increases in the net operating income of our properties, and, in the case of our CEO, subject to a minimum annual bonus of $500,000 per year in calendar years 2005 through 2007. In addition, these officers' employment agreements allow (and in the case of Mr. Nikitas, allowed) them to acquire membership interests in Prime Office on substantially the same terms as our existing shareholder's other initial equity investors. Finally, a significant portion of Ms. Fendley's compensation and the compensation of our other leasing personnel is (and Mr. Nikitas’ was), directly tied to the execution of leases at our properties. Annual salary increases and bonuses for our other officers and employees are determined based upon a review of their individual performance and the performance of their relevant departments during the year.

We believe that, through the foregoing employment agreements and arrangements, the financial interests of our CEO and key executives are as a whole aligned with the interests of our shareholder. Throughout 2006, we had employment agreements with certain of our senior executives. See " – Employment Agreements" for more information regarding these employment agreements.

Mr. Patterson was named the Company's President and Chief Executive Officer in August, 2004 prior to the Acquisition. Mr. Patterson's annual base salary was $424,000 for calendar year 2006 and pursuant to the terms of his employment agreement was increased by 3% to $436,720 for calendar year 2007. Pursuant to the terms of his employment agreement, Mr. Patterson received an annual bonus of $500,000 for 2006.

In general, executive officers, including our CEO, are eligible for, and participate in, our compensation and benefits programs according to the same general terms as those available to all of our employees. For example, the health and welfare benefit programs are the same for all of our employees, including our executive officers; executive officers participate in the same 401(k) Plan, according to the same terms, as all of our employees.

Each element of the compensation program is intended to target compensation levels at rates that take into account current market practices. Offering market-comparable pay opportunities is designed to allow us to maintain a stable, successful management team. Our market for compensation comparison purposes is comprised of a group of companies that own, manage, lease, develop and redevelop office and industrial real estate primarily in the Chicago metropolitan area. In evaluating this comparison group for compensation purposes, discretion is exercised and judgments made after considering relevant factors.

The key elements of our executive compensation program for executive officers are base salary and annual cash bonuses. Each of these is addressed separately below. In determining initial compensation for executive officers, the company’s management considers all elements of an executive officer’s total compensation package in comparison to current market practices, ability to participate in savings plans and other benefits. On at least an annual basis, Messrs. Lichtenstein and Patterson consider of each executive officer’s overall compensation, and determine if such executive officer is entitled to receive a year-end cash bonus and if so, the amount of the cash bonus

Base Salaries. Base salaries for executive officers are initially determined by evaluating the executive’s levels of responsibility, prior experience, breadth of knowledge, internal equity issues and external pay practices, with particular reference to the market in the Chicago metropolitan area. Increases to base salaries are driven by performance and market conditions, and evaluated based on sustained levels of contribution to the company by the relevant executive.

Annual Cash Bonuses. All of the company’s employees are eligible to participate in the company’s cash bonus program, with executive officer bonuses determined as described above. The cash bonus program allows us to communicate specific goals that are of primary importance during each year and motivates executives to achieve these goals.

Summary Compensation Table

The following table sets forth the compensation earned for the year ended December 31, 2006, with respect to Mr. Patterson (our President and Chief Executive Officer), Mr. Del Vecchio (our Senior Vice President—Capital Markets and our principal financial officer) and the four other persons who were our most highly compensated executive officers during 2006 (including Mr. Nikitas who served as our Executive Vice President—Leasing until his departure in October 2006) (the "Named Executives").

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)(2)	Option Awards ($)(3)	All Other Compen-sation ($) (4)	Total ($)

Jeffrey A. Patterson	2006	$424,360	$500,000	$153,400	$5,500	$1,083,260
President and Chief
Executive Officer

James F. Hoffman	2006	233,400	215,000	0	5,500	453,900
Executive Vice President—
General Counsel and
Secretary

Paul G. Del Vecchio	2006	159,650	110,000	0	5,500	275,150
Senior Vice President—
Capital Markets

Anita T. Pallardy	2006	120,000	191,053	0	3,000	314,053
Senior Vice President—
Leasing

Randel S. Waites	2006	153,830	110,000	0	3,813	267,643
Senior Vice President—
Office Asset Management

Daniel J. Nikitas	2006	219,824	429,708	0	55,824	705,356
Former Executive Vice
President— Leasing

_______________

(1)

Amounts shown include cash and non-cash compensation or bonuses, as applicable, as reported in the year in which the service was performed, even if such compensation or bonuses, as applicable, were paid or vested in a subsequent year.

(2)

Bonus amounts for 2006 include cash bonuses paid in the ordinary course for services performed in 2006. Further, Ms. Pallardy and Mr. Nikitas received leasing bonuses of $191,053 and $304,708, respectively, and Mr. Nikitas received an additional bonus pursuant to his employment agreement of $125,000.

(3)	Consisting of grants of options to acquire membership interests in Prime Office on substantially the same economic terms as Prime Office's other initial equity investors.

(4)

Includes employer matching to the operating partnership's 401(k) Plan. The amount shown in 2006 for Mr. Nikitas includes amounts applicable to 2006 paid to Mr. Nikitas pursuant to the Employment Termination Agreement entered into with us. In addition to these amounts, pursuant to the terms of this agreement, Mr. Nikitas received an aggregate of $25,000 in termination compensation in January through March 2007, and additional compensation of installments for the period January 7, 2007 through February 28, 2007 of four equal installments of $11,458.33.

Employment Agreements

On June 1, 2005, Prime Office entered into employment agreements dated as of May 31, 2005 with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Executive Vice President, General Counsel and Secretary. On July 1, 2005, in connection with the completion of the Acquisition, we and the Operating Partnership adopted and assumed the two employment agreements.

The employment agreements provide for initial base salaries of $412,000 and $226,600, respectively, with the base salary of Mr. Patterson increasing to $424,000 in 2006 and increasing each year thereafter by no less than three percent. Mr. Hoffman's employment agreement provides that his base salary will increase by no less than three percent each year beginning in 2006. Further, the employment agreements of both Messrs. Patterson and Hoffman provide for the opportunity for the executives to earn annual bonus compensation as set forth in the respective employment agreement. Mr. Patterson's agreement provides for an annual bonus based on increases in the net operating income for our properties, subject to a minimum annual bonus of $500,000 for calendar years 2005, 2006 and 2007. The employment agreements each have a thirty month term and automatically renew for successive one year terms, unless either party gives written notice of termination to the other party. The employment agreements required us to pay to the executives at the closing of the Acquisition, certain "change of control" payments in accordance with the prior employment agreements between us and the executives.

The employment agreements provide that if either agreement is terminated by (i) us "without cause" (as defined in the agreements), (ii) us in the event of the executive's "disability" (as defined in the agreements), (iii) the respective executive within specified time periods following the occurrence of a "change of control" and (a) a resulting "diminution event" (as each term is defined in the agreements) or (b) a resulting relocation of the respective executive's office to a location more than twenty-five miles from its current location, (iv) by the respective executive for "good reason" (as defined in the agreements) or (v) automatically upon the respective executive's death, the applicable executive shall be entitled to a pro rata portion of any bonus compensation otherwise payable to executive for or with respect to the calendar year in which the termination occurs and a lump sum termination payment equal to the aggregate base compensation payable to the executive over the remainder of the employment term as in effect immediately prior to the effective date of the termination.

Assuming on December 31, 2006 Mr. Patterson's employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Patterson's severance pursuant to his employment agreement would be $937,091, which is the bonus compensation payable to Mr. Patterson with respect to the calendar year 2006 and the aggregate base compensation payable to Mr. Patterson through December 31, 2007. Assuming on December 31, 2006 Mr. Hoffman's employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Hoffman's severance pursuant to his employment agreement would be $448,400, which is based on and includes the bonus compensation payable to Mr. Hoffman with respect to the calendar year 2006 and the aggregate base compensation payable to Mr. Hoffman through December 31, 2007. There are no material conditions to receipt by the executives of these termination benefits. The amount and terms of these severance arrangements was determined by Prime Office, and included consideration of market practices for other similar officers of comparable companies.

The employment agreements also subject the executives to certain confidentiality obligations and non-solicitation restrictions, and in the case of Mr. Patterson certain non-competition restrictions, all as more fully set forth in the agreements. Mr. Patterson's agreement also granted him an option for eighteen months after the closing date of the Acquisition to acquire membership interests in Prime Office equivalent to a 3.5% ownership interest in the Operating Partnership and us. Pursuant to a letter agreement dated March 15, 2007, between Mr. Patterson and Prime Office Mr. Patterson and the Prime Office agreed to extend the exercise period for the options to the earlier of the occurrence of a change of control involving the Company or December 31, 2007.

On August 31, 2005, we and the Operating Partnership entered into an employment agreement effective as of September 26, 2005 with Daniel J. Nikitas, our former Executive Vice President – Leasing. The employment agreement provided for an initial base salary of $275,000. Further, the employment agreement provided for payment of a sign-on bonus of $125,000 to Mr. Nikitas and an additional bonus of $125,000 payable April 30, 2006 provided Mr. Nikitas remained continually employed with us through such date, as well as the opportunity for Mr. Nikitas to earn both leasing bonuses upon the execution of leases and annual bonus compensation as set forth in employment agreement. Mr. Nikitas' agreement also granted him an option until December 31, 2006 to acquire up to 1.0 % of the membership interests in Prime Office on substantially the same economic terms as Prime Office's other initial equity investors.

Mr. Nikitas' employment with us terminated effective on October 18, 2006 pursuant to the terms of an Employee Termination Agreement entered into on December 6, 2006. Pursuant to the terms of the Employment Termination Agreement, Mr. Nikitas was entitled to receive his base salary through February 28, 2007, certain leasing bonuses earned by him under his employment agreement totaling $174,877 and an additional payment of $25,000.

Pursuant to the Employee Termination Agreement, Mr. Nikitas is prohibited until October 18, 2007 from soliciting, attempting to hire or hiring any of our employees. Finally, the option granted to Mr. Nikitas to acquire up to 1.0% of the membership interests in Prime Office terminated upon Mr. Nikitas' departure.

None of our other Named Executives is currently entitled to termination benefits upon termination of their employment that are not generally available to our other employees.

Option Grants, Exercises and Holdings

We did not grant any options to purchase our common shares to the Named Executives during 2006. Further, as of December 31, 2006, the Named Executives did not hold any options to purchase our common shares. There were no exercises of options or vesting of stock during 2006. As part of the terms of his employment agreement, Mr. Patterson was granted an option to acquire up to 3.5% of the membership interests in Prime Office on substantially the same economic terms as Prime Office's other initial equity investors. See " – Employment Agreements" for more information regarding Mr. Patterson's employment agreement. As part of the terms of her employment, Ms. Fendley was granted an option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us.

Compensation of Trustees

The following table sets forth the compensation earned for the year ended December 31, 2006 with respect to our trustees other than Mr. Patterson who is also a Named Executive Officer and whose compensation as a trustee is fully reflected in the Summary Compensation Table and other portions of this Form 10-K. In addition to trustees' fees, our trustees receive reimbursement of all travel and lodging expenses related to their attendance at both Board and committee meetings. As of December 31, 2006, our trustees did not hold any options to purchase our common shares or hold any of our common shares.

Name	Fees Earned or Paid in Cash ($) (1)

David Lichtenstein	$0
John M. Sabin	42,500
Michael M. Schurer	30,000
Shawn R. Tominus	42,500
Bruno de Vinck	30,000
George R. Whittemore	47,500

(1)

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

Compensation Committee Interlocks and Insider Participation

Our Board is charged with determining compensation for our President and Chief Executive Officer. Mr. Patterson is a member of our Board and our President and Chief Executive Officer. No executive officer of ours served as a (i) member of the compensation committee of another entity in which one of the executive officers of such entity served on our Board or (ii) director of another entity in which one of the executive officers of such entity served on our Board, during the year ended December 31, 2006.

Compensation Report

The members of the Board have reviewed and discussed with management the Company's Compensation Discussion and Analysis presented in this Form 10-K Report. Members of management with whom members of the Board discussed the Compensation Discussion and Analysis include the President and Chief Executive Officer, the Senior Executive Vice President, General Counsel and Secretary, the Executive Vice President-Capital Markets and the Vice President-Corporate Accounting.

Based on its review and discussions noted above, the Board determined that the Compensation Discussion and Analysis be included in this Form 10-K Report.

BOARD OF TRUSTEES

David Lichtenstein

Jeffrey A. Patterson

John M. Sabin

Michael M. Schurer

Shawn R. Tominus

Bruno de Vinck

George R. Whittemore

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

The following table furnishes information, as of March 19, 2007, as to common units of our Operating Partnership, in each case which are beneficially owned by each trustee, each Named Executive and trustees and executive officers as a group. Unless otherwise indicated in the footnotes to the tables, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power.

Number of Common Units of Prime Group
Name and Address of Beneficial Owner	Realty L.P. Beneficially Owned(1)	Percent of All Common Units of Prime Group Realty, L.P.

David Lichtenstein (2)	26,724,872	100%
Jeffrey A. Patterson	(3)	(3)
James F. Hoffman	–	–
Paul G. Del Vecchio	–	–
Anita T. Pallardy	–	–
Randel S. Waites	–	–
Daniel Nikitas	–	–
John M. Sabin	–	–
Michael M. Schurer	–	–
Shawn R. Tominus	–	–
Bruno de Vinck	–	–
George R. Whittemore	–	–
Our trustees and executive officers as a group ([13] persons)	26,724,872	100

(1)

The ownership of common units of our Operating Partnership presented in this table is derived from the transfer records maintained by the Operating Partnership based on information provided by the limited partners.

(2)

Mr. Lichtenstein controls (i) Prime Office which owns 78.49% of the common units of limited partner interest in the Operating Partnership and 100% of our common shares and (ii) Park Avenue Funding, LLC, which owns 20.63% of the common units of limited partner interest in the Operating Partnership.

(3)	Mr. Patterson has been granted an option to purchase through Prime Office a membership interest in Prime Office equivalent to a 3.5% ownership interest in the Operating Partnership and us.

Except as described above and except for the option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us held by Ms. Nancy J. Fendley, our Executive Vice President—Leasing, none of our trustees or executive officers own any shares of any other class of our equity securities or equity securities of any of our parent or our subsidiaries.

Equity Compensation Plan Information

As of December 31, 2006, we do not have any equity securities that may be issued upon the exercise of options, warrants and rights under a share incentive plan because our share incentive plan was terminated as a part of the Acquisition on July 1, 2005. The Company has no other compensation plans pursuant to which equity securities may be issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

On February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into an asset and development agreement with an affiliate of Lightstone, which provides that one of our subsidiaries will perform certain asset management, development management and accounting services for an office and retail building located at 1407 Broadway Avenue in New York, New York. The agreement is terminable by either party upon thirty-days notice and provides for us to receive an asset management fee of $500,000 per year and a development fee of 2.5% of any development costs, plus the reimbursement of out-of-pocket costs such as travel expenses.

In addition, on February 1, 2007, our Board approved of us, through one of more of our subsidiaries, entering into agreements with other affiliates of Lightstone to perform certain asset management services for several portfolios of properties owned by affiliates of Lightstone, including (i) a four property portfolio of office buildings located in Pennsylvania, (ii) a thirty-two industrial building portfolio located in Ohio, Texas and Louisiana and (iii) a mixed-use industrial and office complex located in Puerto Rico. The terms of our agreement with Lightstone approved by our Board provides that we receive an asset management fee of 25 basis points of the gross income from these properties for asset management services in connection with these properties (approximately $65,000 per year).

Review, Approval or Ratification of Transaction with Related Persons

It is our policy that any material related party transactions involving us and any of our Board members or shareholder be approved by a majority of the disinterested independent members of the Board after their review and consideration of the fairness of the transaction. The material terms of transactions with related persons referred to above are reviewed and discussed by senior management with the Board and approved by the relevant disinterested independent members of the Board. The foregoing related party transactions were approved consistent with the requirements of this policy.

Director Independence

Since July 1, 2005 our board has included, and our audit committee has consisted of, Messrs. Sabin, Tominus and Whittemore, each of whom is "independent" within the meaning of the NYSE listing standards. Further, since July 1, 2005 and as a result of the Acquisition, only our Series B Shares are listed on a national securities exchange and therefore, pursuant to Section 303A Corporate Governance Rules of the NYSE, we are not required to maintain a compensation committee or a nominating committee with independent members. Since July 1, 2005, the functions of such committees have been performed by our board as a whole.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit And Non-Audit Fees

Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Grant Thornton LLP		Ernst & Young LLP		Total
	2006	2005	2006	2005	2006	2005

Audit Fees	$484,709	$479,750	$17,000	$58,500	$501,709	$538,250
Audit-Related
Fees	122,225	113,750	49,000	98,000	171,225	211,750
Tax Fees	288,185	25,225	8,000	334,392	296,185	359,617
	$895,119	$618,725	$74,000	$490,892	$969,119	$1,109,617

Neither Ernst & Young LLP, our independent registered public accounting firm until October 2005, nor Grant Thornton LLP, our independent registered accounting firm from October 2005, provided any financial information systems design and implementation services during 2006 or 2005. Audit-related services generally include fees for 401(k) plan and individual property audits, due diligence, technical consulting and transaction structuring. Tax services generally relate to a review of tax returns prior to filing, tax consultation and transaction structuring.

The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee has pre-approved the use of Grant Thornton LLP, and had pre-approved prior to October 5, 2005, Ernst & Young LLP, for detailed, specific types of services within the following categories of non-audit services: certain tax related services (including tax compliance matters, REIT compliance, federal state and local tax audits, private letter rulings, technical tax guidance and corporate acquisition, disposition and partnership tax matters); registration statements and related matters; debt covenant compliance letters; technical accounting guidance; internal control documentation; and SEC comment letters. Further, the audit committee has required management to report to it on an annual basis (or as more frequently as the audit committee may request) the specific engagements of our independent registered public accounting firm pursuant to the pre-approval policies and procedures. All engagements of either Grant Thornton LLP or Ernst & Young LLP related to the audit-related fees and tax fees disclosed in the table above for 2005 and 2006 were eligible to be approved pursuant to our pre-approval policies, though some engagements were specifically approved by the audit committee prior to the commencement of the engagement.

PRIME GROUP REALTY TRUST

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F–2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F–5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–6

Consolidated Statements of Changes in Shareholders' Equity for the
year ended December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–7

Consolidated Statements of Cash Flows for the year ended
December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–8

Notes to Consolidated Financial Statements	F–10

Financial Statement Schedule

The following financial statement schedule is included in Item 15(c)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2006	F–50

Financial Statements of Significant Subsidiary	F–55

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

3.1

Articles of Amendment and Restatement of Declaration of Trust of Prime Group Realty Trust, as amended by Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust and the First Amendment to Amended and Restated Declaration of Trust as filed as exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Prime Group Realty Trust, as amended by the First Amendment to Amended and Restated Bylaws and the Second Amendment to Amended and Restated Bylaws as filed as exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

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

10.16

Escrow Agreement dated as of October 8, 2004 by and among CenterPoint Properties Trust and Prime Group Realty, L.P. and Chicago Title and Trust Company, as filed as exhibit 99.5 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.17

Agreement and Plan of Merger dated as of February 17, 2005 by and among Prime Office Company, LLC, Prime Office Merger Sub LLC, Prime Office Merger Sub I, LLC, Prime Group Realty Trust and Prime Group Realty, L.P., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed February 17, 2005, File No. 001-13589) and incorporated herein by reference.

10.18

Loan Agreement dated as of May 5, 2005 among LaSalle Bank National Association and Continental Towers Associates-I, L.P. and SunAmerica Life Insurance Company, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.19

Subordination and Intercreditor Agreement dated as of May 5, 2005 between SunAmerica Life Insurance Company and Prime Group Realty, L.P., as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.20

Environmental Indemnity Agreement dated as of May 5, 2005 by LaSalle Bank National Association, Continental Towers Associates-I, L.P. and Prime Group Realty, L.P. for the benefit of SunAmerica Life Insurance Company, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.21

Guaranty of Recourse Obligations dated as of May 5, 2005 by Prime Group Realty, L.P. in favor of SunAmerica Life Insurance Company, as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.22

Promissory Note dated as of May 5, 2005 from LaSalle Bank National Association and Continental Towers Associates-I, L.P. to SunAmerica Life Insurance Company, as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.23

Settlement and Release dated as of May 18, 2005 by and among Prime/Mansur Investment Partners, LLC, Cumberland Blues Merger Sub, LLC, Cumberland Blues, LLC, The Prime Group, Inc. Prime Partners, LLC, Prime Group Realty Trust, and Prime Group Realty, L.P., as filed as exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.24

Sale and Purchase Agreement dated as of May 18, 2005 by and between LaSalle-Adams, L.L.C. and Prime/Mansur Investment Partners, LLC, as filed as exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.25

Thistle Interest Option Agreement dated as of by and between Phoenix Office, L.L.C. and Prime/Mansur Investment Partners, LLC, as filed as exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Description
10.26*

Amended and Restated Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and Jeffrey A. Patterson, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.27*

Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and James F. Hoffman, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.28*

Employment Agreement dated as of August 31, 2005 by and between Prime Group Realty Trust, Prime Group Realty, L.P., Prime Office Company, LLC and Daniel J. Nikitas, as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.29

Loan Agreement dated as of December 30, 2005 between Prime Dearborn Equities LLC and IPC Investments Holdings Canada Inc. as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.30

Investment Agreement dated December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.31

First Amendment to Investment Agreement dated as of December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.32

Note dated as of December 30, 2005 from Prime Dearborn Equities LLC to IPC Investments Holdings Canada Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.33

Guarantee of Interest and Recourse Obligations dated as of December 30, 2005 between Prime Group Realty, L.P. and IPC Investments Holdings Canada, Inc., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.34

Loan Agreement dated as of January 10, 2006 between PGRT Equity LLC and Citicorp USA, Inc., as filed as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.35

Guaranty dated as of January 10, 2006 by David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.36

Promissory Note dated as of January 10, 2006 from PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.37

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of January 10, 2006 by 280 Shuman Blvd., L.L.C. to and for the benefit of Citicorp USA, Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.38

Amended and Restated Tax Indemnity Agreement dated as of January 10, 2006 by and among Prime Group Realty, L.P., Roland E. Casati, Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.39

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

10.40

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

10.41

Co-Ownership Agreement dated as of January 10, 2006 by and among Continental Towers Associates-I, L.P. and Continental Towers, L.L.C., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.42

Amended and Restated Loan Agreement dated as of September 27, 2006 between PGRT Equity LLC and Citicorp USA, Inc., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.43

Amended and Restated Promissory Note dated September 27, 2006 from PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.44

Amended and Restated Guaranty dated as of September 27, 2006 by David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.45

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

10.47

Guaranty dated as of September 27, 2006 by David Lichtenstein in favor or Citicorp USA, Inc., as filed as exhibit 10.6 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.48

Guaranty dated as of September 27, 2006 by PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.7 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.49

Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of September 27, 2006 by and between 280 Shuman Blvd., L.L.C., and Citicorp USA, Inc., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.50

Promissory Note dated as of November 21, 2006 from Continental Towers Associates III, LLC, and Continental Towers, L.L.C, jointly and severally, payable to the order of CWCapital LLC in the original principal amount of $115.0 million., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.51

Mortgage, Security Agreement and Fixture Financing Statement dated as of November 21, 2006 by Continental Towers Associates III, LLC and Continental Towers, L.L.C., jointly and severally, in favor of CWCapital LLC., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.52

Guaranty dated as of November 21, 2006 by Prime Group Realty, L.P. for the benefit of CWCapital LLC., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.53

Subordination and Standstill Agreement dated as of November 21, 2006 by PGRT Equity LLC for the benefit of CWCapital LLC., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.54

First Amendment to Co-Ownership Agreement dated as of November 21, 2006 by and among Continental Towers Associates III, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit Number	Description
10.55

First Amendment to Amended and Restated Tax Indemnity Agreement dated November 21, 2006 by and among Prime Group Realty, L.P., Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.6 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.56

Amended and Restated Promissory Note dated as of November 21, 2006 from Continental Towers, L.L.C. and Continental Towers Associates III, LLC payable to the order of PGRT Equity, L.L.C., as filed as exhibit 10.7 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.57

Second Amended and Restated Loan Agreement dated as of November 21, 2006 by and between PGRT Equity, LLC, and Continental Towers Associates III, LLC and Continental Towers, L.L.C., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.58

Amended and Restated Mortgage and Security Agreement dated November 21, 2006 by Continental Towers, L.L.C. and Continental Towers Associates III, LLC, in favor of and for the benefit of PGRT Equity, L.L.C., as filed as exhibit 10.9 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.59	Indemnification Agreement dated as of November 8, 2006 between Prime Group Realty, L.P. and 131 South Dearborn LLC
10.60*	Employment Agreement, made and entered into as of November 30, 2006 by and between Prime Group Realty Trust, Prime Group Realty, L.P., Prime Office Company LLC and Nancy Fendley.
10.61	Termination of Co-Ownership Agreement dated as of December 29, 2006, by and between Continental Towers Associates III, LLC and Continental Towers, L.L.C.
10.62	Reciprocal Easement Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Continental Towers Associates III, LLC.
10.63	Management Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Prime Group Management, L.L.C.
10.64	Management Agreement dated as of December 29, 2006, by and between Continental Towers Associates III, LLC and Prime Group Management, L.L.C.
10.65

Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1.

Exhibit Number	Description
10.66

Amended and Restated Mortgage, Security Agreement and Fixture Financing Statement dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, c/o CWCapital LLC.

10.67

Amended and Restated Guaranty dated as of December 29, 2006, by Prime Group Realty, L.P. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers Associates III, LLC.

10.68

Amended and Restated Environmental and Hazardous Substance Indemnification Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1.

10.69

Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1.

10.70

Amended and Restated Mortgage, Security Agreement and Fixture Financing Statement dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage-Pass through Certificates, Series 2006-C1, c/o CWCapital LLC.

10.71

Amended and Restated Guaranty dated as of December 29, 2006, by Prime Group Realty, L.P. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers, L.L.C.

10.72

Amended and Restated Environmental and Hazardous Substance Indemnification Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1

10.73	Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C.
10.74	Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C.
10.75	Third Amended and Restated Loan Agreement dated as of December 29, 2006, between Continental Towers Associates III, LLC and PGRT Equity, L.L.C.

Exhibit Number	Description
10.76	Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C.
10.77	Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C.
10.78	Third Amended and Restated Loan Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and PGRT Equity, L.L.C.
10.79	Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C.
10.80	Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C.
10.81

Amended and Restated Subordination and Standstill Agreement dated as of December 29, 2006, by PGRT Equity LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers, L.L.C.

10.82

Amended and Restated Subordination and Standstill Agreement dated as of December 29, 2006, by PGRT Equity LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers Associates III, LLC

16.1

Letter dated as of October 6, 2005 from Ernst & Young LLP to the Securities and Exchange, as filed as exhibit 16.1 to our Current Report on Form 8-K (filed October 7, 2005, File No. 001-13589) and incorporated herein by reference.

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Auditors.
31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.
32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of the Board of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

_____________________

*              Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(b) of the Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2007.

PRIME GROUP REALTY TRUST

By: /s/ Jeffrey A. Patterson
Jeffrey A. Patterson

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson	President, Chief Executive Officer and Trustee	March 19, 2007
Jeffrey A. Patterson

/s/ Paul G. Del Vecchio	Executive Vice President —Capital Markets	March 19, 2007
Paul G. Del Vecchio	(Principal Financial Officer)

/s/ Robert M. O'Connor	Vice President –Corporate Accounting	March 19, 2007
Robert M O'Connor

/s/ Bruno de Vinck	Trustee	March 19, 2007
Bruno de Vinck

/s/ David Lichtenstein	Chairman of the Board of Trustees	March 19, 2007
David Lichtenstein

/s/ John M. Sabin	Trustee	March 19, 2007
John M. Sabin

/s/ Michael M. Schurer	Trustee	March 19, 2007
Michael M. Schurer

/s/ Shawn R. Tominus
Shawn R. Tominus	Trustee	March 19, 2007

/s/ George R. Whittemore
George R. Whittemore	Trustee	March 19, 2007

PRIME GROUP REALTY TRUST

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F–2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F–5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–6

Consolidated Statements of Changes in Shareholders' Equity for the
year ended December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–7

Consolidated Statements of Cash Flows for the year ended
December 31, 2006, for the six months ended December 31, 2005 (successor company), for the six months ended June 30, 2005 (predecessor company) and for the year ended December 31, 2004

F–8

Notes to Consolidated Financial Statements	F–10

Financial Statement Schedule

The following financial statement schedule is included in Item 15(c)

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2006	F–50

Financial Statements of Significant Subsidiary	F–55

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying consolidated balance sheets of Prime Group Realty Trust (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2006 and the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Group Realty Trust as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) in 2006.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Prime Group Realty Trust's internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

Chicago, Illinois

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and

Shareholders of Prime Group Realty Trust

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prime Group Realty Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Prime Group Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Prime Group Realty Trust maintained, in all material respects effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2006 and the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company) of Prime Group Realty Trust and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

Chicago, Illinois

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Prime Group Realty Trust for the year ended December 31, 2004. These financial statements are the responsibility of Prime Group Realty Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders equity, and cash flows of Prime Group Realty Trust for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

February 21, 2005,

Except Notes 9 and 10, as to which the date is

February 24, 2006

PRIME GROUP REALTY TRUST

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2006	2005
	(dollars in thousands, except share and
Assets	per share amounts)
Real estate:
Land	$91,760	$92,220
Building and improvements	348,019	335,951
Tenant improvements	49,737	43,200
Furniture, fixtures and equipment	586	521
	490,102	471,892
Accumulated depreciation	(31,676)	(11,142)
	458,426	460,750
In–place lease value, net	25,760	39,912
Above–market lease value, net	23,404	30,638
Property under development	–	1,501
	507,590	532,801

Investments in unconsolidated entities	23,658	111,197
Cash and cash equivalents	60,111	17,609
Receivables, net of allowance for doubtful accounts of $402 and $1,086 at December 31, 2006 and 2005, respectively:
Tenant	1,031	1,915
Deferred rent	6,261	2,184
Other	2,202	2,013
Restricted cash escrows	43,998	96,654
Deferred costs, net	7,837	5,220
Other	1,410	2,328
Total assets	$654,098	$771,921

Liabilities and Shareholders' Equity
Mortgage notes payable	$453,695	$452,965
Accrued interest payable	2,173	1,796
Accrued real estate taxes	21,406	22,389
Accrued tenant improvement allowances	8,849	11,792
Accounts payable and accrued expenses	9,824	6,527
Liabilities for leases assumed	4,962	7,618
Below–market lease value, net	11,868	16,195
Dividends payable	4,500	2,250
Other	7,591	9,136
Total liabilities	524,868	530,668
Minority interests:
Operating Partnership	100,147	135,853
Shareholders' equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	107,639	106,239
Distributions in excess of earnings	(78,598)	(881)
Total shareholders' equity	29,083	105,400
Total liabilities and shareholders' equity	$654,098	$771,921

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands, except per		(dollars in thousands, except
	share amounts)		per share amounts)
Revenue:
Rental	$54,181	$26,982	$26,676	$55,163
Tenant reimbursements	35,065	17,624	17,580	35,564
Other property revenues	5,334	1,768	1,929	3,513
Services Company revenue	4,514	2,181	1,993	4,374
Total revenue	99,094	48,555	48,178	98,614

Expenses:
Property operations	27,328	13,535	12,769	25,028
Real estate taxes	20,738	11,056	11,137	20,927
Depreciation and amortization	35,170	20,133	9,919	19,534
General and administrative	6,393	2,941	4,767	10,426
Services Company operations	3,972	1,593	2,469	3,768
Severance costs	–	218	176	322
Strategic alternative costs	–	–	10,288	2,374
Total expenses	93,601	49,476	51,525	82,379
Operating income (loss)	5,493	(921)	(3,347)	16,235
Loss from investments in unconsolidated joint ventures	(9,145)	(6,998)	(6,024)	(14,878)
Interest and other income	2,850	1,271	1,325	1,617
Interest:
Expense	(42,637)	(12,395)	(12,046)	(25,106)
Amortization of deferred financing costs	(3,146)	(25)	(1,263)	(1,616)
Loss from continuing operations before minority interests	(46,585)	(19,068)	(21,355)	(23,748)
Minority interests	55,096	23,362	2,973	3,766
Income (loss) from continuing operations	8,511	4,294	(18,382)	(19,982)
Discontinued operations, net of minority interests of $(107) for the year ended December 31, 2006, $(3,229), $1,334 and $(1,181) for the six months ended December 31, 2005, for the six months ended June 30, 2005 and in 2004, respectively	1	28	(10,263)	9,092
Income (loss) before gain (loss) on sales of real estate	8,512	4,322	(28,645)	(10,890)
Gain (loss) on sales of real estate and joint venture interests, net of minority interests of $(19,289) for the year ended December 31, 2006, $225, $(1,179) and $64 for the six months ended December 31, 2005, for the six months ended June 30, 2005 and in 2004, respectively	171	(3)	9,074	(493)
Net income (loss)	8,683	4,319	(19,571)	(11,383)
Net income allocated to preferred shareholders	(9,000)	(4,500)	(4,500)	(9,000)
Net loss available to common shareholders	$(317)	$(181)	$(24,071)	$(20,383)

Basic and diluted earnings available to common shares per weighted–average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(2.06)	$(0.87)	$(0.97)	$(1.22)
Discontinued operations, net of minority interests	–	0.12	(0.43)	0.38
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	0.72	(0.01)	0.38	(0.02)
Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(1.34)	$(0.76)	$(1.02)	$(0.86)

Comprehensive income (loss):
Net income (loss)	$8,683	$4,319	$(19,571)	$(11,383)
Other comprehensive income (loss) – interest rate protection agreements
Net unrealized gains (losses) arising during the year	–	2	39	(145)
Losses reclassified into earnings from other comprehensive income – unconsolidated entities	–	–	–	2,594
Comprehensive income (loss)	$8,683	$4,321	$(19,532)	$(8,934)

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006,

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005,

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND

FOR THE YEAR ENDED DECEMBER 31, 2004

				Accumulated	(Distributions
	Series B		Additional	Other	in Excess of)
	Preferred	Common	Paid–In	Comprehensive	Retained
	Shares	Shares	Capital	Loss	Earnings	Total
	(dollars in thousands, except for share/unit and per share amounts)

Balance at January 1, 2004	$40	$236	$381,273	$(2,917)	$(115,294)	$263,338
Amortization of restricted stock awards	–	–	20	–	–	20
Net loss	–	–	–	–	(11,383)	(11,383)
Series B – preferred share dividends declared ($2.25 per share)	–	–	–	–	(9,000)	(9,000)
Net unrealized gain on derivative instruments	–	–	–	2,449	–	2,449
Balance at December 31, 2004	$40	$236	$381,293	$(468)	$(135,677)	$245,424
Net loss Predecessor Company	–	–	–	–	(19,571)	(19,571)
Series B – preferred share dividends declared ($1.125 per share)	–	–	–	–	(4,500)	(4,500)
Net unrealized gain on derivative instruments	–	–	–	39	–	39
Balance at June 30, 2005	$40	$236	$381,293	$(429)	$(159,748)	$221,392
Impact of applying push down accounting	(40)	(236)	(381,293)	429	159,748	(221,392)
Opening balance at date of Acquisition – July 1, 2005	40	2	105,539	–	–	105,581
Accretion of fair value of preferred stock	–	–	700	–	(700)	–
Net income Successor Company	–	–	–	–	4,319	4,319
Series B – preferred share dividends declared ($1.125 per share)	–	–	–	–	(4,500)	(4,500)
Balance at December 31, 2005	$40	$2	$106,239	$–	$(881)	$105,400
Accretion of fair value of preferred stock	–	–	1,400	–	(1,400)	–
Net income	–	–	–	–	8,683	8,683
Series B – preferred share dividends declared ($2.25 per share)	–	–	–	–	(9,000)	(9,000)
Common unit/common share distributions declared ($2.8438 per common unit/share)	–	–	–	–	(76,000)	(76,000)
Balance at December 31, 2006	$40	$2	$107,639	$–	$(78,598)	$29,083

See accompanying notes.

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
Operating activities	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$8,683	$4,319	$(19,571)	$(11,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(1,373)	(927)	–	–
Amortization of costs for leases assumed (included in rental revenue)	–	52	138	288
Amortization of above/below–market lease value (included in rental revenue)	2,987	1,762	–	–
Amortization of in–place lease value	14,141	8,956	–	–
Provision for doubtful accounts	96	(713)	(186)	1,726
Gain on sales of real estate and joint venture interests (loss (gain) of $6, $(709) and $(10,287) for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the year ended 2004, respectively, included in discontinued operations)	(19,460)	(170)	(10,558)	(5,382)
Depreciation and amortization (including discontinued operations)	24,175	11,193	12,075	29,558
Provision for asset impairment (asset impairments of $15,074 in 2005 included in discontinued operations)	–	–	15,074	–
Net equity in loss from investments in unconsolidated joint ventures	9,145	6,998	6,024	14,878
Minority interests (including discontinued operations and gain on sales of real estate and joint venture interests)	(35,700)	(35,318)	(3,173)	(2,649)
Net changes in other operating assets and liabilities (including discontinued operations):
Accounts receivable	(3,478)	(2,807)	545	(4,462)
Other assets	1,173	238	224	727
Accrued interest payable	377	137	178	(65)
Accrued real estate taxes	(983)	(1,102)	685	(595)
Accounts payable and accrued expenses	257	245	(153)	(4,575)
Other liabilities	555	8,373	(7,961)	4,042
Preferential return on investments in joint ventures	4,243	–	–	–
Net cash provided by (used in) operating activities	4,838	1,236	(6,659)	22,108
Investing activities
Expenditures for real estate and equipment	(14,478)	(4,612)	(5,457)	(15,950)
Proceeds received under environmental indemnification	–	–	–	3,100
Proceeds from sales of real estate	2,136	3,063	10,397	134,169
Payments for tax indemnity agreement	(4,200)	–	–	–
(Increase) decrease in restricted cash escrows (including discontinued operations)	(4,062)	(59,355)	378	3,424
Leasing costs	(5,799)	(3,073)	(3,360)	(7,761)
Loan to unconsolidated joint venture	–	–	–	(588)
Distributions from unconsolidated joint ventures	92,806	3,933	300	219
Net cash provided by (used in) investing activities	66,403	(60,044)	2,258	116,613

PRIME GROUP REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor Company		Predecessor Company

	Year	Six Months	Six Months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
Financing activities	(dollars in thousands)		(dollars in thousands)
Financing costs	(3,092)	(1,367)	(1,090)	(755)
Change in restricted cash escrows	55,000	–	–	–
Proceeds from mortgage notes payable	173,000	55,000	75,000	67,000
Repayment of mortgage notes payable	(170,897)	(1,110)	(67,096)	(159,093)
Distributions to minority interests—operating partnership	(75,328)	(29,735)	–	–
Dividends paid to Series B – preferred shareholders	(6,750)	(15,750)	(4,500)	(6,750)
Dividends paid to common shareholder	(672)	(265)	–	–
Net cash (used in) provided by financing activities	(28,739)	6,773	2,314	(99,598)
Net increase (decrease) in cash and cash equivalents	42,502	(52,035)	(2,087)	39,123
Cash and cash equivalents at beginning of period	17,609	69,644	71,731	32,608
Cash and cash equivalents at end of period	$60,111	$17,609	$69,644	$71,731

Supplemental cash flow information for net assets sold:

Real estate, net	$–	$48,598	$590	$156,487
Deferred rent receivable	–	–	–	3,426
Deferred costs, net	–	1,716	–	2,507
Restricted escrows	–	1,548	–	27,198
Mortgage notes payable assumed by buyer	–	(45,977)	–	(28,382)
Bonds payable assumed by buyer	–	–	–	(24,900)
Accrued real estate taxes	–	(3,055)	–	(5,173)
Other liabilities and assets, net	75,482	(2,660)	–	(6,724)
Net assets sold	75,482	170	590	124,439
Proceeds from sales of real estate	94,942	–	10,397	134,169
Gain on sales of real estate and joint venture interests(1)	$19,460	$170	$9,807	$9,730

(1)

Gain on sales of real estate of $0.7 million and $10.3 million are included in discontinued operations for the six months ended June 30, 2005 and for the year ended December 31, 2004. For the year ended December 31, 2005, the $10.7 million gain on sales of real estate includes $0.6 million of residual effects related to properties sold in prior years. For the year ended December 31, 2004, the $10.3 million gain on sales of real estate in discontinued operations includes $4.3 million of non-cash allocated costs.

Supplemental cash flow information for significant non-cash activity:

Mortgage notes payable reduction through assumption of debt by purchaser of sold properties	$–	$45,977	$–	$28,382
Bonds payable reduction through assumption of debt by purchaser of sold property	–	–	–	24,900
	$–	$45,977	$–	$53,282

Supplemental cash flow information for significant non–cash activity related to Acquisition:

Real estate, net	$–	$30,293	$–	$–
Investments in unconsolidated entities	–	107,863	–	–
Deferred rent receivable	–	(18,814)	–	–
Deferred costs, net	–	(13,363)	–	–
Mortgage notes payable	–	(10,630)	–	–
Other liabilities	–	(14,820)	–	–
Minority interests	–	(202,270)	–	–
Shareholder equity	–	121,741	–	–
	$–	$–	$–	$–

See accompanying notes.

Prime Group Realty Trust

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Formation and Organization of the Company

We are a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.9 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. In addition, we have two joint venture interests in office properties totaling approximately 1.1 million net rentable square feet. One of our joint venture properties consisting of approximately 0.1 million rentable square feet is located in Arizona. We lease and manage 5.0 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage and lease the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006.

Our two joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consist of a 50.0% common interest in a joint venture which owns the 959,719 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois and a 23.1% common interest in a joint venture that owns a 101,006 square foot office building located in Phoenix, Arizona.

We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our "Operating Partnership") in exchange for common and preferred partnership interests.

Prior to our acquisition (the "Acquisition") by an affiliate of The Lightstone Group, LLC ("Lightstone"), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares were based upon the distributions we received with respect to our common units and preferred units.

On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per common share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our

1. Summary of Significant Accounting Policies (continued)

Series B Cumulative Redeemable Preferred Shares (the "Series B Shares") remain outstanding after the completion of the Acquisition.

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

Accordingly, the financial statements reflect our operations prior to the Acquisition (predecessor company) and after the Acquisition for the six month period ended December 31, 2005 (successor company) and year ended December 31, 2006.

Effective on November 16, 2005, Prime Office transferred 5,512,241 common units in the Operating Partnership to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units in the Operating Partnership.

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

1. Summary of Significant Accounting Policies (continued)

Accounting for the Acquisition

The Acquisition was at a purchase price of $7.25 per common share/ unit and was structured in a manner that resulted in Lightstone owning all 236,483 of our common shares and 26,488,389 limited partnership units of the Operating Partnership. As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The total purchase price for the Acquisition was $204.6 million, which included $10.9 million of transaction costs, in addition to the assumption of debt of $435.2 million and the Series B Shares fairly valued at $93.0 million. For accounting purposes, the total purchase price was reduced by the $30.0 million distribution to our common shareholder, which was paid out of acquired cash, made after the Acquisition on July 5, 2005 and was accounted for as a reduction in Prime Office's investment in us. The purchase price was allocated as follows, using the methods described below:

(dollars in
thousands)
Total Purchase Price	$732,800
Common Share Distribution	(30,000)
Net purchase price	$702,800

Land	$108,656
Building and improvements	357,324
Tenant Improvements	36,515
Furniture, fixtures and equipment	506
In–place lease value	44,875
Above/below–market lease value	15,579
Property under development	1,500
Deferred Costs	12,805
Investments in unconsolidated entities	122,072
Current assets	63,817
Other assets	2,531
Other liabilities	(52,750)
Fair value adjustment to debt	(10,630)
Total allocated purchase price	$702,800

The net assets at the date of the Acquisition, fairly valued as described below, exceeded the cost of the Acquisition resulting in negative goodwill of approximately $62.0 million, which was allocated on a pro rata basis to all of the acquired non-financial, non-current assets.

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

1. Summary of Significant Accounting Policies (continued)

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

The Acquisition was accounted for as a purchase, and consequently, results of operations reflect the new basis of accounting from the date of the Acquisition. The current allocation of the purchase price by Lightstone is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities related to certain contingent tax indemnities.

Real Estate

Real estate assets, including acquired assets, are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years

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

1. Summary of Significant Accounting Policies (continued)

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

The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on our plans for our respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in the recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2006, we believe that no impairments existed. Impairment losses of $15.1 million were recognized for the year ended December 31, 2005.

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

1. Summary of Significant Accounting Policies (continued)

Intangible Assets

The above-market lease values and below-market lease values are amortized as an adjustment to rental income over the remaining lease term while in-place lease values are amortized to expense over the remaining lease term.

Intangible assets consist of the following:

	December 31, 2006
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount – Net
	(dollars in thousands)
In–place lease value	$48,867	$(23,107)	$25,760
Above–market lease value	34,796	(11,392)	23,404
Below–market lease value	(18,632)	6,764	(11,868)
	$65,031	$(27,735)	$37,296

Actual amortization for the year ended December 31, 2006 and estimates for each of the next five fiscal years is as follows:

	In–Place	Above–market	Below–market
Year ending December 31	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2006	$14,141	$7,314	$(4,327)
2007	8,206	6,191	(3,048)
2008	5,858	5,262	(2,432)
2009	4,665	4,811	(1,959)
2010	2,613	2,332	(1,489)
2011	1,616	1,188	(1,077)

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or tenant improvements as required by certain leases and loan agreements.

Deferred Costs

Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized using the straight-line method over the lives of the related loans. Upon the early extinguishment of debt, remaining deferred financing costs associated with the extinguished debt are fully amortized to interest expense. Leasing commissions, lease assumption costs and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements.

1. Summary of Significant Accounting Policies (continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. Our policy is to record a periodic provision for doubtful accounts based on the age of the receivable. We also periodically review specific tenant balances and determine whether an additional allowance is necessary. In recording such a provision, we consider a tenant's creditworthiness, ability to pay, probability of collection and consideration of the tenant. The allowance for doubtful accounts is reviewed periodically based upon our historical experience. As a result, we recorded a provision of $0.1 million, $0.1 million, $0.3 million and $1.7 million for the year ended December 31, 2006, for the six months ended December 31, 2005, six months ended June 30, 2005 and for the year ended December 31, 2004, respectively. In addition, we had write-offs of $0.8 million during 2006.

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

Revenue Recognition

Rental revenue is recorded on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance that is not used by the tenant, we recognize the unused allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Differences between rental revenue earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable. Rental payments received prior to their recognition as income are classified as rent received in advance and are included in other liabilities. Lease termination income (included in rental revenue) represents amounts received from tenants in connection with the early termination of their remaining lease obligation reduced by any outstanding tenant receivables (including deferred rent receivable). Unamortized tenant improvements, deferred lease commissions and leasing costs related to terminated leases are recorded as additional depreciation and amortization expense upon lease termination.

Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees, including management fees, are recognized at the time the related services have been performed by the Company, unless future contingencies exist.

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

1.

Summary of Significant Accounting Policies (continued)

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

We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also requires that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures, unless the instrument is redesignated as a hedge of another transaction. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in earnings.

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

1. Summary of Significant Accounting Policies (continued)

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

We account for income taxes payable by Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership and its affiliates (collectively, the "Services Company"), a taxable REIT subsidiary, in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

The Services Company recorded a tax provision of $0.8 million during 2006. At December 31, 2006, the Services Company had a current tax liability of $107,000 and a deferred tax asset of $54,000. During 2005, the Services Company recorded a tax provision of $0.6 million and had a current and deferred tax liability of $96,000 and $81,000, respectively. The Services Company paid income taxes in the amount of $0.7 million for the year ended December 31, 2006, $0.2 million for the six months ended December 31, 2005, $0.2 million for the six months ended June 30, 2005 and $59,000 for the year ended December 31, 2004.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating and have not

1. Summary of Significant Accounting Policies (continued)

yet completed our evaluation on whether the adoption on Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows, including our ability to comply with current debt covenants.

During 2006 the Internal Revenue Service began an examination of the tax returns for Prime Group Realty, L.P. for the years 2003 and 2004 as well as 180 N. LaSalle, L.L.C. for the year 2004.

Severance Costs

Severance costs of $0.2 million for the six months ended December 31, 2005 and $0.2 million for the six months ended June 30, 2005 primarily related to a reduction of corporate management and support staff. For the year ended December 31, 2004, severance costs of $0.3 million were incurred primarily resulting from the retirement of Mr. Stephen J. Nardi as our Chief Executive Officer and Chairman of our Board.

Strategic Alternative Costs

Strategic alternative costs of $10.3 million for the six months ended June 30, 2005 primarily relate to the settlement payment in connection with settling certain litigation ($7.0 million) and legal, consulting, and professional fees incurred as a result of the Acquisition.

2. Asset Impairments

We recorded the following provisions for asset impairments:

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)

Discontinued operations (1)	–	–	15,074	–
	$–	$–	$15,074	$–

(1)

Discontinued operations for the year ended December 31, 2005 include provisions for asset impairments related to properties held for sale or sold. See Note 9 – Discontinued Operations to these consolidated financial statements for a description of these asset impairments.

3. Deferred Costs

Deferred costs consist of the following:

	December 31
	2006	2005
	(dollars in thousands)

Financing costs	$4,421	$1,329
Leasing costs	7,110	3,916
	11,531	5,245
Less: Accumulated amortization	(3,694)	(25)
	$7,837	$5,220

4. Mortgage Notes Payable

Mortgage Notes Payable consisted of the following:

	December 31
	2006	2005
	(dollars in thousands)
Mortgage Notes Payable (1), (2):
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.43% to 8.76% per annum, with principal and interest payable monthly on dates ranging from 2007 through March 1, 2016. The weighted average rates at December 31, 2006 and 2005 were 6.30% and 8.31%, respectively	$239,917	$182,965
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates ranging from LIBOR (5.35% at December 31, 2006) plus 143 basis points to LIBOR plus 570 basis points per annum, with interest payable monthly through January 1, 2008. The weighted average rates at December 31, 2006 and 2005 were 8.28% and 6.90%, respectively	213,778	270,000
Total mortgage notes payable (3)	$453,695	$452,965

(1)

The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2)	All of our operating real estate assets have been pledged as collateral for our mortgage notes payable.

(3)	The fair value of our notes payable is estimated at $452.3 million and $453.0 million as of December 31, 2006 and 2005, respectively.

On December 30, 2005, our subsidiary, Prime Dearborn Equity LLC ("Prime Dearborn"), entered into a $55.0 million mezzanine loan agreement with IPC Investments Holdings Canada Inc. ("IPC Lender") associated with Citadel Center and on January 11, 2006 this loan was funded out of escrow. This loan was collateralized with a pledge by Prime Dearborn of its right to distributions from the joint venture, Dearborn Center L.L.C. ("Dearborn LLC") owning Citadel Center, and a pledge by our Operating Partnership of its rights to management and leasing fees in connection with the management of the property. This loan contained a 2.0% origination fee, an original maturity date of April 5, 2010 and had an annual interest rate of 12.0%. An affiliate of IPC Lender, IPC Prime Equity, LLC ("IPC Equity"), received a membership interest in Prime Dearborn from which IPC Equity was entitled to receive 10.0% of any net sales proceeds in excess of $50.0 million from Prime Dearborn's interest in Dearborn LLC. IPC Equity also received a membership interest in Prime Office. In connection with this membership interest, and subject to Lightstone receiving the return of its equity and certain priority returns, IPC Equity was entitled to receive 12.6% of the cash available for distribution derived from Prime Office's direct ownership of the common units of our Operating Partnership and 10% derived from Prime Office's ownership of our common shares. On November 8, 2006, Dearborn LLC completed the sale of the property for $560.0 million, subject to customary pro-rations and adjustments. In conjunction with the sale of this property, Prime Dearborn repaid this loan and distributed $4.0 million to IPC Equity (recorded as interest expense). Since Prime Dearborn repaid all of the loan before the first anniversary of the loan,

4. Mortgage Notes Payable (continued)

IPC Lender had the option to use the proceeds from the repayment to purchase up to 33.3% of the membership interests in Prime Office. This option has since expired unexercised.

On January 11, 2006, our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity") obtained a loan in the original principal amount of $58.0 million (the "Citicorp Loan") from Citicorp USA Inc. ("Citicorp"), and our Operating Partnership transferred to Prime Equity, (i) its interest in the junior mortgage loan (the "Junior Loan") encumbering Continental Towers, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. ("280 Owner"), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. ("Prime Management"), the manager of Continental Towers.

As security for the Citicorp Loan, among other things, (a) the Operating Partnership pledged all of its interests in Prime Equity, (b) Prime Equity pledged all of its interests in the Junior Loan, the membership interests referred to in clause (ii), (iv) and (v) above and its right to receive distributions from all of the properties referred to in clauses (i) through (v) above and (c) 280 Owner granted a mortgage to Citicorp on the Atrium property.

As contemplated by the Citicorp Loan documents, we have delivered to Citicorp the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property and, among other things, a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the "180 Pledge"). On September 27, 2006, in connection with the 180 Pledge, the amount of the Citicorp Loan was reduced to $47.0 million and a new loan in the amount of $11.0 million (the "New Citicorp Loan") was made having the same material terms as the Citicorp Loan and secured by, among other things, the 180 Pledge and the other collateral referred to above. In connection with the closing of the New Citicorp Loan, Citicorp did not require any additional repayment of the Citicorp Loan, and the combined principal amount of the Citicorp Loan and New Citicorp Loan equal the $58.0 million principal previously outstanding under the Citicorp Loan prior to the closing of the New Citicorp Loan. On November 21, 2006, $39.2 million of the Citicorp Loan was repaid leaving an outstanding balance of $18.8 million in aggregate on the Citicorp Loan and New Citicorp Loan.

Mr. David Lichtenstein, the principal of Lightstone, our indirect parent, has guaranteed (i) the payment of 25.0% of the principal amount of the Citicorp Loan (reduced from 50% as of September 27, 2006) and New Citicorp Loan, (ii) the payment of all of the interest on the Citicorp Loan and New Citicorp Loan and (iii) the payment of all operating expenses for our Atrium, 77 West Wacker Drive, and 800-810 Jorie Boulevard properties and, as of September 27, 2006, our 180 N. LaSalle Street property. In addition, Mr. Lichtenstein's guaranty covers the full amount of the Citicorp Loan and New Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan and New Citicorp Loan.

The Citicorp Loan and the New Citicorp Loan mature on January 10, 2008 and payments of interest only are due monthly. They are pre-payable at any time. The loans bear interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the Citicorp Loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year. We paid $0.3 million from loan

4. Mortgage Notes Payable (continued)

proceeds for the interest rate caps, which is recorded as other assets in our consolidated financial statements. We received $0.1 million in 2006 related to this cap agreement.

In the event Prime Equity makes distributions to the Operating Partnership other than distributions from the proceeds of the Citicorp Loan, Prime Equity shall pay to Citicorp 20.0% of any such distributions and Citicorp may apply such payments to prepay the loan or hold them in reserve as cash collateral.

The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and the Citicorp Loan and New Citicorp Loan have an exit fee of 1.0% (not to exceed $580,000), if either loan is paid in full within one year of the original closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the leasing reserve accounts, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity is also required to maintain a minimum cash balance during the term of the loans, including amounts in the leasing reserve accounts, of at least $6.0 million. The leasing reserve account and minimum cash balance as of December 31, 2006 is $7.2 million.

Prime Equity is also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents for the Citicorp Loan and New Citicorp Loan. In addition, after the first anniversary of the Citicorp Loan, Prime Equity is required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0% or less, as defined in the loan documents.

On November 21, 2006, the owners of Continental Towers refinanced the property with a first mortgage loan (the "Senior Loan") in the principal amount of $115.0 million from CWCapital LLC ("CWCapital"). Proceeds of the loan were utilized to (i) repay the existing first mortgage loan encumbering the Continental Towers property in the principal amount of $75.0 million and (ii) partially repay approximately $36.6 million of the junior mortgage loan ("Junior Loan") encumbering the property. The Junior Loan is held by Prime Equity. After the partial repayment of the Junior Loan, approximately $128.6 million of principal and accrued interest remained outstanding under the Junior Loan on November 21, 2006. Prime Equity used the funds from the partial prepayment of the Junior Loan, and certain other funds, to make the $39.2 million repayment referred to above to Citicorp.

On December 29, 2006, the owners of Continental Towers divided the property into two separate ownership parcels and the Senior Loan from CWCapital and the Junior Loan were each divided into two cross-defaulted and cross-collateralized loans encumbering the two ownership parcels.

Although the Company does not own fee title to the Continental Towers property, we have a significant economic interest in the property through our ownership of two Junior Loans secured by the property, and we consolidate the property's operations into our financial statements and account for it as an owned property. In addition, a subsidiary of Prime Equity manages the property.

The Senior Loan from CWCapital loan has a fixed interest rate of 5.864% per year and matures on December 1, 2016. The loan may not be prepaid except during the last three months of the loan term and except that upon the earlier of (a) 24 months following the securitization of the Senior Loan or (b) 36 months after closing, the Senior Loan may be prepaid as stipulated in the loan agreement. Payments of interest only are due monthly and there is no required principal amortization. The Senior Loan is assumable subject to the lenders' reasonable consent and the payment of a 0.50% transfer fee, as well as the satisfaction of certain other requirements as more fully set forth in the loan documents.

4. Mortgage Notes Payable (continued)

Total interest paid on mortgage notes payable was $40.0 million for the year ended December 31, 2006, $13.4 million for the six months ended December 31, 2005, $14.3 million for the six months ended June 30, 2005, and $32.0 million for the year ended December 31, 2004, respectively. No capitalization of interest occurred in the years ended December 31, 2006, 2005 and 2004.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

	Notional	Capped
	Amount as of	LIBOR/
	December 31	Eurodollar	Effective	Expiration
Loan Associated with	2006	Rate	Date	Date

330 N. Wabash Avenue
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	3/15/07	3/15/08
Continental Towers
First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
Prime Equity
Mezzanine Loans	$47,000,000	4.8%	1/03/06	1/03/08
Prime Equity
Mezzanine Loans	$11,000,000	4.8%	1/03/06	1/03/08

Under the terms of the interest rate protection agreements we paid $0.3 million and $0.1 million in one-time fees during 2006 and 2005, respectively. We received $0.1 million in 2006 and no amounts were received in 2005. The current fair value of these agreements is $0.3 million and nominal at December 31, 2006 and 2005, respectively.

Amortization of Principal. We made payments totaling $1.7 million and $2.8 million for amortization of principal for loans on various properties, in 2006 and 2005, respectively.

Other. We have provided guarantees of escrow balances, certain expenses and in some cases principal balances with regard to certain mortgages and notes payable. In addition, as of December 31, 2006, guarantees related to unconsolidated joint ventures totaled $3.4 million.

The following represents our future minimum principal payments (excluding extension options) on our mortgage notes payable outstanding at December 31, 2006:

Year Ending December 31	Amount
(dollars in
thousands)

2007	$198,162
2008	36,149
2009	5,162
2010	33,818
2011	65,404
Thereafter	115,000
$453,695

4. Mortgage Notes Payable (continued)

In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by the 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment, and extended the maturity date to March 9, 2008, which includes the cost of extending the interest rate cap agreement.

5. Debt Covenants

The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2006, we are in compliance with the requirements of all financial covenants.

Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

6. Leases

We have entered into lease agreements with tenants with lease terms ranging from month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 36.1%, 38.6%, 36.2% and 33.8% of rental revenue for the year ended December 31, 2006, the six months ended December 31, 2005, the six months ended June 30, 2005 and the year ended December 31, 2004, respectively, was received from five tenants.

The total future minimum rentals to be received by us under noncancelable operating leases in effect at December 31, 2006, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2007	$47,265
2008	43,527
2009	39,699
2010	26,796
2011	19,326
Thereafter	56,616
$233,229

As a part of lease agreements entered into with certain tenants, we assumed those tenants' leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 15 – Commitments and Contingencies – Lease Liabilities to these consolidated financial statements for a description of these obligations.

6. Leases (continued)

Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2006, are as follows:

	Gross	Executed	Net
Year Ending December 31	Amount	Subleases	Amount
	(dollars in thousands)
2007	$5,622	$4,766	$856
2008	5,310	4,481	829
2009	5,098	3,934	1,164
2010	5,226	4,048	1,178
2011	5,357	4,235	1,122
Thereafter	3,630	2,837	793
	$30,243	$24,301	$5,942

We have an operating lease with the joint venture which owns the 77 West Wacker Drive property for our corporate office space as well as equipment leases at various other properties. Future minimum lease payments to be paid by us on this operating lease obligation in effect at December 31, 2006 are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2007	$246
2008	240
2009	233
2010	222
2011	220
Thereafter	1,618
$2,779

7. Minority Interests

We are the sole general partner of the Operating Partnership and own all of the preferred units. Prior to the Acquisition we owned 88.5% of the common units of the Operating Partnership and after the Acquisition we own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitles us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units.

As a result of the Acquisition, each of our common shares and common units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/unit, without interest, which resulted in the delisting of our common shares from the New York Stock Exchange (the "NYSE") effective July 2, 2005. In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.

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

On December 14, 2006, our Board declared two quarterly dividends of $0.5625 per share, per quarter, for a total dividend of $1.125 per share, on our Series B Shares for the shareholders of record on January 5, 2007. These dividends were paid on January 31, 2007. Under our declaration of trust, these dividends are deemed to be the quarterly dividends related to the third and fourth quarters of 2006. Dividends paid in the amount of $1.6875 per share in 2006 on our Series B Shares have been determined to be ordinary dividends of $0.8438 per share, capital gains of $0.6159 per share and unrecaptured Section 1250 gain of $0.2278 per share. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in our Series B Shares has been paid and current dividends declared and set apart for payment. Any future distributions in respect of our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.

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

In accordance with the requirements of SFAS 144, we have updated our historical financial statements for the years ended December 31, 2005 and 2004, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2006 as discontinued operations for all periods presented. The update does not have an impact on net income available to common stockholders. SFAS 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2006, within the Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2006 and 2005.

9. Discontinued Operations (continued)

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

	Successor Company		Predecessor Company

		Six	Six
	Year	months	months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Rental revenue	$(11)	$4,381	$5,550	$21,098
Tenant reimbursements	(144)	3,918	3,807	11,483
Other property income	7	150	164	873
Total revenue	(148)	8,449	9,521	33,454

Property operations	(191)	2,504	2,933	11,528
Real estate taxes	(65)	1,465	1,309	6,706
Depreciation and amortization	–	(9)	833	5,880
Interest:
Expense	–	1,226	1,661	6,826
Amortization of deferred financing costs(1)	–	–	17	2,528
Total expenses	(256)	5,186	6,753	33,468

Income (loss) before provisions for asset impairment, net gain on sales of real estate and minority interests	108	3,263	2,768	(14)
Provisions for asset impairment(2)	–	–	(15,074)	–
Net (loss) gain on sales of real estate(3)	–	(6)	709	10,287
Minority interests	(107)	(3,229)	1,334	(1,181)
Discontinued operations	$1	$28	(10,263)	$9,092

(1)

Amortization of deferred financing costs includes the write-off of unamortized deferred financing fees of $2.1 million for the year ended 2004 related to debt that was repaid as the result of the sale of properties.

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

10. Earnings Per Share

The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the year ended December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and the year ended December 31, 2004:

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
Numerator:	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Loss from continuing operations before minority interests	$(46,585)	$(19,068)	$(21,355)	$(23,748)
Minority interests	55,096	23,362	2,973	3,766
Net income allocated to preferred shareholders	(9,000)	(4,500)	(4,500)	(9,000)
Loss before discontinued operations and gain (loss) on sales of real estate and joint venture interests	(489)	(206)	(22,882)	(28,982)
Discontinued operations, net of minority interests	1	28	(10,263)	9,092
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	171	(3)	9,074	(493)
Numerator for earnings per share – loss available to common shares	$(317)	$(181)	$(24,071)	$(20,383)

Denominator:
Denominator for basic earnings per share – weighted average common shares	236,483	236,483	23,658,579	23,671,412
Effect of dilutive securities:
Employee stock options	–	–	–	–
Employee stock grants	–	–	–	–
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	236,483	236,483	23,658,579	23,671,412

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED–AVERAGE COMMON SHARE:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(2.06)	$(0.87)	$(0.97)	$(1.22)
Discontinued operations, net of minority interests	–	0.12	(0.43)	0.38
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	0.72	(0.01)	0.38	(0.02)
Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(1.34)	$(0.76)	$(1.02)	$(0.86)

In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted by the Company.

10. Earnings Per Share (continued)

For the 2004 earnings per share computation, 1,409,827 of our options during the first and second quarters of 2004, 1,124,983 options during the third quarter of 2004 and 938,883 options during the fourth quarter of 2004 were not included in the computation of diluted earnings per share for periods after their issuance because the conversion would have been antidilutive.

We had nonvested stock grants of 9,375 shares outstanding during the year ended December 31, 2004 which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

The minority interest in the Operating Partnership had 3,076,586 weighted average common units of limited partnership interest outstanding during the year ended December 31, 2004, of which 3,076,586 could be exchanged for common shares on a one-for-one basis, subject to our 9.9% ownership limitation contained in our charter, or, at our option, cash in an amount equal to the fair market value of a common share at the time of exchange. The common units of limited partnership interest were not included in the computation of diluted earnings per share because the conversion would have been antidilutive.

11. Investments in Unconsolidated Joint Ventures

We have investments in two joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments which were fairly valued as a result of the Acquisition.

We have applied EITF 04-5 when required for new or amended limited partnerships in our December 31, 2006 financial statements. The adoption of the provisions of EITF 04-5 for our joint venture interests did not impact the financial position, net income, earnings per share or shareholders’ equity of the Company.

77 West Wacker Drive. We own a 50.0% common interest in 77 West Wacker Drive, LLC, which owns a 959,719 square foot office building located in Chicago, Illinois. Our joint venture partner has a preferred ownership interest in this property ($66.0 million preferred member's share with a 9.5% cumulative preferred return). Our interest at December 31, 2006, was $23.5 million (included in investment in unconsolidated entities) and at December 31, 2005 was $27.2 million. At December 31, 2006 we were current with respect to the 9.5% cumulative preferred return.

The following table summarizes our share of various items:

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures)	$(3,622)	$(1,837)	$855	$(915)
Distributions received	–	–	300	–
Losses reclassified into earnings from other comprehensive income	–	–	–	2,594

11. Investments in Unconsolidated Joint Ventures (continued)

On October 24, 2003, the joint venture refinanced its existing $152.5 million first mortgage loan payable on the property with the proceeds of a new $166.0 million first mortgage loan. The new loan bears interest at a fixed rate of 5.7% and matures on November 1, 2013. The loan requires monthly payments of interest only for the first two years of the loan term and requires monthly payments of principal and interest thereafter based on a 30-year amortization schedule. As of December 31, 2006, we are in compliance with the requirements of these financial covenants.

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

The following tables represent the condensed balance sheets and income statements of 77 West Wacker Drive, LLC on a historical basis:

	Year ended December 31
	2006	2005
	(dollars in thousands)

Real estate, at cost (net):	$257,896	$268,146
Other assets	35,613	27,278
Total assets	$293,509	$295,424

Mortgage note payable	$167,321	$169,870
Other liabilities	30,687	22,821
Total members' capital	95,501	102,733
Total liabilities and members' capital	$293,509	$295,424

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Total revenue	$41,109	$20,192	$21,972	$43,345
Total expenses	42,071	20,731	17,815	40,279
Net (loss) income	$(962)	$(539)	$4,157	$3,066

Citadel Center. On March 19, 2003, we purchased all of our prior joint venture partner's ownership interest in the entity that owns Citadel Center which made us the sole owner of the property at that time. We paid $9.2 million for the interest, of which $0.5 million was deposited into an escrow account that was to be released to the joint venture partner upon the satisfaction of certain post-closing obligations of the joint venture partner (and in all events on the first anniversary of the closing date). The joint venture partner had continued to provide certain development services through November 3, 2003, for a monthly fee. As of December 31, 2003, the $0.5 million escrow had been released to the joint venture partner. Simultaneous with this transaction, the joint venture partner

11. Investments in Unconsolidated Joint Ventures (continued)

repaid us in full a loan previously made by us to them of $1.0 million, plus accrued interest of $0.2 million.

On October 8, 2003, we closed on a transaction admitting a new 70.0% joint venture partner to our former subsidiary, Dearborn LLC, that owns the Citadel Center. At the closing, our partner made a cash contribution to the venture of $106.4 million (which includes $1.4 million retained by the venture as working capital) in exchange for 70.0% of the membership interests in the venture. We retained a 30.0% subordinated common interest in the joint venture. Upon closing, the venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional $9.8 million was paid to us on January 24, 2005 upon the leasing of an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003. This amount was recorded as a gain on sale of real estate in our consolidated statements of operations.

On November 8, 2006, Dearborn LLC, the owner of Citadel Center, completed the sale of Citadel Center to a subsidiary of CARI, LLC, an entity controlled by Robert Gans, a real estate investor based in New York, New York. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn LLC.

The sales price for the entire Citadel Center property was $560.0 million, subject to customary pro-rations and adjustments. Two of the Company's subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.

At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC ("Citadel") to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing. The Citadel Reimbursement Obligation is described in more detail in Note 15 – Commitments and Contingencies to our consolidated financial statements included in this report.

At the closing, the Operating Partnership received its annual distribution of income from Dearborn LLC of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to payoff the mezzanine loan from IPC Lender. The Operating Partnership had a book gain according to generally accepted accounting principles of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

11. Investments in Unconsolidated Joint Ventures (continued)

Our interest in the joint venture at December 31, 2006 and 2005 was an equity investment of $0.0 million and $83.9 million, respectively (included in investment in unconsolidated entities).

The following table summarizes our share of various items:

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures) (1)	$(5,470)	$(5,193)	$(6,930)	$(13,668)

(1)

During the period, distributions to our partner exceeded the joint venture's net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. The distribution was $9.9 million, $5.9 million, $5.7 million and $10.6 million for the year ended December 31, 2006, for the six months ended December 31, 2005, the six months ended June 30, 2005 and the year ended December 31, 2004.

The following tables represent the condensed balance sheets and income statements of Dearborn LLC on a historical cost basis:

	December 31
	2006	2005
	(dollars in thousands)
Real estate, at cost (net):	$–	$483,689
Other assets	386	57,885
Total assets	$386	$541,574

Mortgage note payable	$–	$271,077
Other liabilities	386	59,936
Total members' capital	–	210,561
Total liabilities and members' capital	$386	$541,574

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Total revenue	$51,778	$25,082	$25,142	$45,939
Total expenses	47,339	24,383	26,335	49,149
Net income (loss)	$4,439	$699	$(1,193)	$(3,210)

Historical income does not reflect net income from the joint venture as reported in the financial statements as a result of the difference in basis in connection with the Acquisition.

11. Investments in Unconsolidated Joint Ventures (continued)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, ("Plumcor/Thistle JV") which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2006 and 2005 was an equity investment of $0.1 million and $0.1 million (included in investments in unconsolidated entities), respectively. Our share of the venture's operations was a loss of $53,000, a gain of $29,000 and $43,000 and a loss of $296,000 for the year ended December 31, 2006, for the six months ended December 31, 2005, the six months ended June 30, 2005, and the year ended December 31, 2004, respectively (included in income (loss) from investments in unconsolidated joint ventures). We received no distribution in 2006 or 2005, except those described below, and received distributions of $0.2 million in 2004.

On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings then owned by Plumcor/Thistle JV at Thistle Landing. The sale took place in early November and we received a distribution of $3.9 million relating to our interest on November 7, 2005.

We have granted Prime/Mansur an option to purchase our interest in Plumcor/Thistle JV for $4.0 million. On October 26, 2005, Prime/Mansur exercised its option. Concurrent with the exercising of this option, Prime/Mansur made a deposit of $80,000 as earnest money, which is being held by an escrow agent to be applied toward the purchase price. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner's consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

Our joint venture interests described above are considered to be a variable interest in the entity that owns the property, which we believe is a variable interest entity ("VIE"). However, based on our evaluations, we are not the primary beneficiary of the entity, and, therefore, we do not consolidate the VIE's. Our maximum exposure as a result of the VIE's is not material.

As a result of the Acquisition, the investment in these joint ventures at December 31, 2006 of $23.7 million is approximately $6.7 million in excess of the company's share of the underlying historical net assets of the joint ventures. The excess of the cost of the investments acquired over the equity in the underlying net assets is ascribed to the fair values of land and buildings owned by the unconsolidated entities. The Company amortizes the excess basis related to the buildings over their estimated useful lives.

12. Stock Based Compensation

Our 1997 Share Incentive Plan (the "Plan") permitted the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other owned partnerships. The Plan also permitted the grant of share options to non-employee trustees.

12. Stock Based Compensation (continued)

As a result of the Acquisition, the Plan was terminated and all options were either executed or retired.

Prior to January 1, 2006, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB 25"). Under APB 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common shares on the grant date.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). This Statement requires the Company to recognize the cost of its employee stock option awards in its consolidated statement of income based upon the grant date fair value. According to SFAS 123R, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. We did not recognize any compensation expense in 2006 under the modified prospective transition method.

During 2005 and 2004, 938,883 and, 217,350 options, respectively, expired or were terminated in connection with the Acquisition in 2005 and, prior to the Acquisition, with employees or executives who held options resigning from the Company.

The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003: risk-free interest rate of 2.2%; expected dividend yield of 0.0%; volatility factor of the expected market price of common shares of 0.310; and a weighted-average expected life of the options of three years for options granted. There were no options granted in 2006, 2005 or 2004. There were no Company options outstanding during 2006 and accordingly no compensation expense was recorded under SFAS 123R.

We did not recognize any compensation expense in 2005 and 2004 related to options granted under APB 25. Under the fair value method of SFAS 123, $0.00 ($0.00 per basic and diluted common share), $20,000 ($0.00 per basic and diluted common share) and $40,000 ($0.00 per basic and diluted common share) would have been recognized as additional compensation expense for the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the year ended December 31, 2004, respectively. For purposes of the following pro-forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. On this basis, the pro-forma net loss available to common shares was $0.2 million ($0.76 per basic and diluted common shares), $24.1 million ($1.02 per basic and diluted common share) and $20.4 million ($0.86 per basic and diluted common share) for the six months ended December 31, 2005, for the six months ended June 30, 2005, and for the year ended December 31, 2004, respectively.

The effects on unaudited pro-forma net income and pro-forma earnings per common share for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the year ended December 31, 2004 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

12. Stock Based Compensation (continued)

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following is a summary of our share option activity, and related information for the years ended December 31, 2006, 2005 and 2004:

	Shares Subject to Option	Weighted Average Exercise Price Per Share
Balance at January 1, 2004	1,156,233	$15.25
Options cancelled	(217,350)	15.51
Balance at December 31, 2004	938,883	15.19
Options cancelled	(938,883)	–
Balance at December 31, 2005	–	–
Options cancelled	–	–
Balance at December 31, 2006	–	$–

13. Related Party Transactions

On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, a former trustee, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. ("Studley"), a brokerage firm that specializes in representing tenants in leasing transactions. In addition, Studley is from time-to-time engaged by third-party tenants as a tenant broker in connection with the tenants' search for office space in Chicago. For the years ended December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the year ended December 31, 2004, Studley earned commissions of approximately $0.2 million, $0.0 million, $0.4 million and $0.9 million, respectively, from us in connection with transactions where tenants who had previously engaged Studley leased space from us. We are not involved in the selection of Studley by the third-parties as its broker, and we have been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with these transactions, other than compensation he may receive based on the general profitability of Studley.

13. Related Party Transactions (continued)

In connection with our management of the 77 West Wacker Drive property, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 LLC. Such amounts are summarized as follows:

	Successor Company		Predecessor Company

	Year	Six months	Six months	Year
	ended	ended	ended	ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)
Management fees (1)	$1,151	$541	$523	$1,081
Payroll and other operating costs	1,397	667	674	1,304
Leasing costs (1)	1,298	398	42	1,264

(1)

We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, 50.0% of these amounts, representing our share of earnings from the joint venture is offset by our equity in earnings from this joint venture.

We previously owned a 30.0% subordinated common ownership interest in the Dearborn LLC, an unconsolidated joint venture that owned the office property known as Citadel Center located at 131 South Dearborn Street in Chicago, Illinois until its sale on November 8, 2006. In connection with our management of the property, we were entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we paid on behalf of Dearborn LLC. Such amounts are summarized as follows:

	Successor Company		Predecessor Company

	Year	Six months	Six months
	ended	ended	ended	Year ended
	December 31	December 31	June 30	December 31
	2006	2005	2005	2004
	(dollars in thousands)		(dollars in thousands)

Management fees (1)	$852	$542	$368	$729
Payroll and other operating costs	700	375	374	1,259
Leasing costs (1)	36	–	1,623	284

(1)

We earned a monthly management fee equal to 2.0% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, these are offset by our equity in the loss from this joint venture.

On August 11, 2004, we made a loan in the amount of $587,771 to Dearborn LLC to cover funds required to be paid under Dearborn LLC's redevelopment agreement with the City of Chicago. The City of Chicago determined that Dearborn LLC failed to meet certain goals contained in the redevelopment agreement which resulted in the payment of $1.0 million to the City of Chicago. The payment satisfied Dearborn LLC's obligation under the redevelopment agreement. Our loan represented the excess of the payment over that estimated when our joint venture partner was admitted and was required to be made by us pursuant to the joint venture agreement. The interest rate on the loan is 10.0% per annum. The loan plus all accrued interest was repaid to us upon the sale of Citadel Center on November 8, 2006.

13. Related Party Transactions (continued)

On February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into an asset and development agreement with an affiliate of Lightstone, which provides that one of our subsidiaries will perform certain asset management, development management and accounting services for an office and retail building located at 1407 Broadway Avenue in New York City, New York. The agreement is terminable by either party upon thirty-days notice and provides for us to receive an asset management fee of $500,000 per year and a development fee of 2.5% of any development costs, plus the reimbursement of out-of-pocket costs such as travel expenses.

In addition, on February 1, 2007, our Board approved of us, through one of more of our subsidiaries, entering into agreements with other affiliates of Lightstone to perform certain asset management services for several portfolios of properties owned by affiliates of Lightstone, including (i) a four property portfolio of office buildings located in Pennsylvania, (ii) a thirty-two industrial building portfolio located in Ohio, Texas and Louisiana and (iii) a mixed-use industrial and office complex located in Puerto Rico. The terms of our agreement with Lightstone approved by our Board provides that we receive an asset management fee of 25 basis points of the gross income from these properties for asset management services in connection with these properties.

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

14. Fair Values of Financial Instruments (continued)

Mortgage and Notes Payable

The carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Protection Agreements

The fair values of our interest rate protection agreements are based on rates offered for similar arrangements.

15. Commitments and Contingencies

Legal. On December 4, 2006, we received a copy of a Class Action Complaint and Demand for Jury Trial (the "Complaint") filed by The Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd. ("Plaintiffs") against Lightstone and us. The Complaint was filed on November 16, 2006 in the Circuit Court of Baltimore City, Maryland, Civil Division.

In the Complaint, the Plaintiffs asked the Court to certify the case as a class action on behalf of the holders of our Series B Shares. The Complaint seeks compensation for alleged damages resulting from an alleged plan by us to liquidate our assets and wind up our business without the payment to the holders of the Series B Shares of the $25.00 per share liquidation preference provided in our Articles of Amendment and Restatement. The Complaint also requests the disgorgement of dividends that the Plaintiffs claim were improperly paid to Lightstone that should have been paid to the holders of the Series B Shares in the form of the liquidation preference.

We believe that this case is without merit and we have legitimate defenses to this action, and we intend to aggressively defend the case and we currently do not believe its outcome will have a material adverse effect on our consolidated financial condition or results of operations.

The sale of our 208 South LaSalle Street property to Prime/Mansur closed on December 9, 2005. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner's consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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

15. Commitments and Contingencies (continued)

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

During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center, and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2006, this escrow had a balance of $1.25 million plus interest of $45,028.

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

Our 330 N. Wabash Avenue office property currently contains asbestos in the form of non-friable spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is not friable and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. In accordance with the requirements of FASB Interpretation No. 47-Accounting for Conditional Asset Retirement Obligations, a $3.0 million liability has been recorded in our consolidated financial statements for asbestos abatement at our 330 N. Wabash Avenue property.

15. Commitments and Contingencies (continued)

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

Tax Indemnities. Our Operating Partnership entered into tax indemnification agreements with certain principals affiliated with Mr. Stephen J. Nardi, a member of our board of trustees until July 1, 2005 ("NAC Contributors"), and certain principals affiliated with one of our former executive officers ("IBD Contributors"), both of which contributed properties to us during our initial public offering. As a result of the Acquisition by Prime Office all of the outstanding limited partnership interests in our Operating Partnership, as of July 1, 2005 we have no further obligations pursuant to these agreements. Prior to July 1, 2005, under these agreements, our Operating Partnership was required to indemnify the NAC Contributors and the IBD Contributors for, among other things, the income tax liability that would result from the income or gain which they recognize upon the refinancing or repayment by our Operating Partnership of its liabilities or the sale or other disposition by our Operating Partnership of the properties they contributed. Under the terms of the agreements, our Operating Partnership indemnified the NAC Contributors and the IBD Contributors for certain income tax liabilities based on income or gain which the NAC Contributors and/or the IBD Contributors are required to include in their gross income for federal or state income tax purposes as a result of such an event. This indemnity covered these income taxes, interest and penalties and was required to be made on a "grossed up" basis that effectively results in the NAC Contributors and the IBD Contributors receiving the indemnity payment on a net, after-tax basis.

The percentage of the above tax liabilities, which our Operating Partnership was required to indemnify, was 30.0% for the taxable year ending on December 31, 2005, and declined an additional 10.0% each year thereafter until December 31, 2007. Our Operating Partnership was not required to indemnify the NAC Contributors and the IBD Contributors for income or gain realized by them after the taxable year ending December 31, 2007. As a result of the sale of substantially all of our industrial portfolio in 2004, we paid $2.7 million to the NAC Contributors during the second quarter of 2005, which was accrued and classified with gain (loss) on sale of real estate in 2004. As a result of the Acquisition by Lightstone on July 1, 2005, we no longer have any exposure under the tax indemnities with the NAC Contributors and the IBD Contributors. Further, any gain generated as a result of the transaction with Lightstone was excluded under the terms of the indemnity agreements.

On January 10, 2006, we and certain other parties, including Roland E. Casati ("Mr. Casati") and Richard H. Heise ("Mr. Heise"), entered into an Amended and Restated Tax Indemnity Agreement (the "Amended Tax Indemnity Agreement") in connection with certain modifications to the ownership structure of Continental Towers (the "Continental Transaction"), which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the

15. Commitments and Contingencies (continued)

consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.

In connection with the Continental Transaction, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. The Operating Partnership also transferred its interest in the junior mortgage loan (the "Junior Loan") encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity LLC ("Prime Equity"). In addition, the fee title ownership of Continental Towers was modified so that the property was owned as tenants in common by (i) Continental Towers, L.L.C. ("64.0% Owner"), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. ("36.0% Owner"), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise owned a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the "CT Entities").

In December 2006, the ownership of Continental Towers was further restructured so that the property was divided into two parcels, one parcel comprising 64% of the estimated value of Continental Towers owned through the CT Entities and the other parcel comprising 36% of the estimated value of Continental Towers owned through various entities with Mr. Heise having a 96.7% limited partnership interest and the CT Entities owning the remaining interests.

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

Under the Amended Tax Indemnity Agreement, the Operating Partnership continues, subject to certain exceptions and conditions contained therein, to indemnify Mr. Heise from federal and state income tax payable as a result of any taxable income or gain in his gross income which is caused by a sale, foreclosure or other disposition of Continental Towers or other action by the Operating Partnership or the CT Entities prior to January 5, 2013. The amount of the potential tax indemnity to Mr. Heise under the Amended Tax Indemnity Agreement, including a gross-up for taxes on any such payment, is estimated to be approximately $14.0 million using current tax rates, which is a reduction of approximately $39.2 million from the estimated maximum liability of $53.2 million to Messrs. Casati and Heise prior to the execution of the Amended Tax Indemnity Agreement.

Under the Amended Tax Indemnity Agreement and the partnership agreement of the 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise's consent rights relate to the following actions: (1) sale or disposition of Continental Towers or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers; (3) amendments to the Junior Loan or the junior lender's rights thereunder; and (4) any other action which results in or creates the risk of a "Tax Event" with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a "reasonable basis" for reporting the transaction without including any taxable income or gain and either (x) we have a net worth of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due Mr. Heise, grossed-up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we pay the amount of the tax, on a grossed-up basis, to Mr. Heise. In the event that our net worth falls below $50.0 million, then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.

15. Commitments and Contingencies (continued)

The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity's interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with generally accepted accounting principles ("GAAP") of not less than $100.0 million.

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

We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.5 million has been received through December 31, 2006. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $66.1 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at December 31, 2006 and 2005 includes $4.1 million and $5.8 million, respectively, related to the Citadel Reimbursement Obligations, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

In connection with another sublease at One North Wacker Drive, we assumed two lease obligations, at two Chicago office buildings owned by third parties, with gross rental obligations of approximately $2.8 million. In July 2003, we paid a lease termination fee of $0.3 million on one of the two leases and subsequently made payments of $0.6 million and $0.5 million in 2006 and 2005, respectively, which retired our gross rental obligation on the remaining lease.

On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant's lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2006, this lease has a remaining estimated gross rental obligation of approximately $1.4 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant's option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.9 million and $1.2 million in liabilities for leases assumed at December 31, 2006 and 2005, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

16. Property Acquisitions, Placed in Service and Dispositions

The following properties were acquired, placed in service or sold in 2006, 2005 and 2004. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.

Month
Property	Location	Sales Price	Sold
(dollars in thousands)
2006 Sales
Office:
Citadel Center (1)	Chicago, IL	$560,000	November

Land:
Libertyville (2)	Libertyville, IL	$2,400	April
2005 Sales
Office:
208 S. LaSalle Street (3)	Chicago, IL	$44,000	December

Land:
Libertyville (4)	Libertyville, IL	$700	February

2004 Sales
Office:
33 West Monroe Street(5)	Chicago, IL	$69,600	April

Portfolio Sale(6):
Office:
1301 E. Tower Road	Schaumburg, IL

Warehouse/distribution Facilities:
425 E. Algonquin Road	Arlington Heights, IL
1455 Sequoia Drive	Aurora, IL
200 S. Mitchell	Addison, IL
11045 Gage Avenue	Franklin Park, IL
4248, 4250 and 4300 Madison Street	Hillside, IL
4211 Madison Street	Hillside, IL
4160–4190 W. Madison Street	Hillside, IL
342–346 Carol Lane	Elmhurst, IL
200 E. Fullerton Avenue	Carol Stream, IL
555 Kirk Road	St. Charles, IL
370 Carol Lane	Elmhurst, IL
550 Kehoe Blvd.	Carol Stream, IL
1543 Abbott Drive	Wheeling, IL
388 Carol Lane	Elmhurst, IL
343 Carol Lane	Elmhurst, IL
350 Randy Road	Carol Stream, IL
11039 Gage Avenue	Franklin Park, IL
1401 S. Jefferson Street	Chicago, IL

Overhead Crane/Manufacturing Facilities:
Chicago Enterprise Center	Chicago, IL
13535–A S. Torrence Avenue
13535–B S. Torrence Avenue
13535–C S. Torrence Avenue
13535–D S. Torrence Avenue
13535–E S. Torrence Avenue
13535–F S. Torrence Avenue
13535–G S. Torrence Avenue
13535–H S. Torrence Avenue
East Chicago Enterprise Center	East Chicago, IN
4407 Railroad Avenue – Building 2
4407 Railroad Avenue – Building 3
4407 Railroad Avenue – Building 4
4635 Railroad Avenue
Hammond Enterprise Center	Hammond, IN
4507 Columbia Avenue
4527 Columbia Avenue
4531 Columbia Avenue

Land:
Aurora Land	Aurora, IL
DeKalb Land	DeKalb, IL
Batavia Land	Batavia, IL

Total Portfolio Sale		$125,100	October/ November

Land:
Carol Stream Land(7)	Carol Stream, IL	$1,200	December

16. Property Acquisitions, Placed in Service and Dispositions (continued)

(1)

Dearborn LLC, the owner of Citadel Center and an entity in which we owned a joint venture interest, sold Citadel Center in November 2006. This property was sold by Dearborn LLC for a sales price for the entire property of $560.0 million. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in the Citadel Center property. At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel reimbursement obligation (as described below). The Operating Partnership previously indemnified its joint venture partner against the Citadel reimbursement obligation. The Citadel reimbursement obligation is the obligation of the joint venture under its lease with Citadel Investment Group, LLC ("Citadel") to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel's pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel reimbursement obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing.

At the closing, the Operating Partnership received its annual distribution of income from the joint venture of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to pay down corporate level debt. The Operating Partnership recorded a gain of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

(2)	We sold this property for a sales price of $2.4 million. This property was unencumbered. A gain of $0.6 million was recorded as gain on sales of real estate.

(3)

We sold this property for a gross sales price of $44.0 million minus certain agreed upon closing prorations, including the assumption of the existing debt of $41.9 million on the property. After closing prorations and costs we received approximately $0.5 million in net proceeds from the sale. During the second quarter of 2005, we had recorded an asset impairment charge of $15.1 million related to this property. As a result of the revaluation of our balance sheet due to the Acquisition, no gain or loss was recorded on this sale.

(4)	Net proceeds from the sale of this property were $0.7 million. This property was unencumbered.

(5)

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

(6)

Net proceeds from the sale of these properties after repayment or buyer assumption of mortgage and bond debt collateralized by the properties, closing costs and a tax indemnity payment obligation were $54.3 million. Included in net proceeds is approximately $9.7 million of restricted cash escrows which were released or credited by the purchaser at closing, offset by $4.4 million of environmental escrows and a rent subsidy escrow for $0.6 million that were

16. Property Acquisitions, Placed in Service and Dispositions (continued)

funded at closing. In addition, we agreed to fund approximately $0.9 million (included in other liabilities) should two tenants fail to pay the future rent due under their leases for specific periods of time. Subsequent to the sale, we repaid $22.8 million of maturing mezzanine loan financing and anticipate utilizing the remaining proceeds to fund capital improvements and leasing costs and provide to us additional working capital and liquidity. We recognized a gain of $9.5 million on this sale.

(7)	Net proceeds from the sale of this property were $1.2 million. We recognized a gain of $0.4 million on this sale.

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

17. Interim Financial Information (unaudited)

The following is our consolidated quarterly summary of operations for 2006:

	Year ended December 31
	Successor Company
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$99,094	$24,997	$24,873	$24,749	$24,475
Total expenses	93,601	22,262	23,606	23,780	23,953
Operating income	5,493	2,735	1,267	969	522
(Loss) income from investments in unconsolidated joint ventures	(9,145)	1,949	(3,733)	(3,365)	(3,996)
Interest and other income	2,850	839	574	566	871
Interest:
Expense	(42,637)	(13,443)	(10,200)	(9,876)	(9,118)
Amortization of deferred financing costs	(3,146)	(2,146)	(352)	(351)	(297)
Loss from continuing operations before minority interests	(46,585)	(10,066)	(12,444)	(12,057)	(12,018)
Minority interests	55,096	12,208	14,565	14,181	14,142
Income from continuing operations	8,511	2,142	2,121	2,124	2,124
Discontinued operations, net of minority interests in the amount of $108 in the fourth quarter, $4 in the third quarter, $(139) in the second quarter and $(80) in the first quarter	1	(1)	–	1	1
Income before gain on sales of real estate	8,512	2,141	2,121	2,125	2,125
Gain on sales of real estate and joint venture interests, net of minority interest of $(18,651) in the fourth quarter and $(638) in the second quarter	171	165	–	6	–
Net income	8,683	2,306	2,121	2,131	2,125
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)
Net (loss) income available to common shareholders	$(317)	$56	$(129)	$(119)	$(125)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(2.06)	$(0.45)	$(0.55)	$(0.53)	$(0.53)
Discontinued operations, net of minority interests	–	–	–	–	–
Gain on sales of real estate and joint venture interests, net of minority interests	0.72	0.69	–	0.03	–
Net (loss) income available per weighted–average common share of beneficial interest – basic and diluted	$(1.34)	$0.24	$(0.55)	$(0.50)	$(0.53)
Weighted average common shares – basic and diluted	236,483	236,483	236,483	236,483	236,483
Distributions paid per common share/common unit	$2.8438	$–	$–	$–	$2.8438

17.	Interim Financial Information (unaudited)

The following is our consolidated quarterly summary of operations for 2005:

	Year ended December 31(1)
		Successor Company		Predecessor Company
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except			(dollars in thousands, except
	per share amount)			per share amount)
Total revenue	$96,733	$24,867	$23,688	$24,098	$24,080
Total expenses	101,001	25,401	24,075	29,347	22,178
Operating income	(4,268)	(534)	(387)	(5,249)	1,902
Loss from investments in unconsolidated joint ventures	(13,022)	(4,236)	(2,762)	(2,967)	(3,057)
Interest and other income	2,596	516	755	747	578
Interest:
Expense	(24,441)	(6,347)	(6,048)	(6,102)	(5,944)
Amortization of deferred financing costs	(1,288)	(25)	–	(1,020)	(243)
Loss from continuing operations before minority interests	(40,423)	(10,626)	(8,442)	(14,591)	(6,764)
Minority interests	26,335	12,763	10,599	1,936	1,037
(Loss) income from continuing operations	(14,088)	2,137	2,157	(12,655)	(5,727)
Discontinued operations, net of minority interests in the amount of $(1,827) in the fourth quarter, $(1,402) in the third quarter, $1,536 in the second quarter and $(202) in the first quarter	(10,235)	16	12	(11,815)	1,552
(Loss) income before gain (loss) on sales of real estate	(24,323)	2,153	2,169	(24,470)	(4,175)
Gain (loss) on sales of real estate, net of minority interest of $193 in the fourth quarter, $32 in the third quarter, $(41) in the second quarter and $(1,138) in the first quarter	9,071	(2)	(1)	316	8,758
Net (loss) income	(15,252)	2,151	2,168	(24,154)	4,583
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)
Net (loss) income available to common shareholders	$(24,252)	$(99)	$(82)	$(26,404)	$2,333

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(1.93)	$(0.48)	$(0.39)	$(0.63)	$(0.34)
Discontinued operations, net of minority interests	(0.86)	0.07	0.05	(0.50)	0.07
Gain (loss) on sales of real estate, net of minority interests	0.76	(0.01)	–	0.01	0.37
Net (loss) income available per weighted–average common share of beneficial interest – basic and diluted	$(2.03)	$(0.42)	$(0.34)	$(1.12)	$0.10
Weighted average common shares – basic and diluted	11,947	236	236	23,642	23,675
Distributions paid per common share	$1.1225	$–	$1.1225	$–	$–

(1)	Reclassifications of information for the year ended December 31, 2005 to reflect SFAS 144 for properties sold during 2005 have been made from continuing operations to discontinued operations.

18. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would required bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statements disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating and have not yet completed an evaluation on whether the adoption on Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows, including our ability to comply with current debt covenants.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are currently evaluating whether adoption of this statement will result in a change in its fair value measurements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views regarding quantifying the materiality of financial statement misstatements, including misstatements that were not material to prior years' financial statements. SAB 108 is effective for annual financial statements for the first fiscal year after November 15, 2006. This guidance did not have a material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is

18. Recent Accounting Pronouncements (continued)

permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company has not yet determined the impact of adopting SFAS No. 159 on its consolidated financial statement.

19. Subsequent Events

On December 14, 2006 our Board declared and set apart for payment two quarterly dividends on our Series B Preferred Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. These dividends had a record date of January 5, 2007 and were paid on January 31, 2007.

On February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into an asset and development agreement with an affiliate of Lightstone, which provides that one of our subsidiaries will perform certain asset management, development management and accounting services for an office and retail building located at 1407 Broadway Avenue in New York, New York. The agreement is terminable by either party upon thirty-days notice and provides for us to receive an asset management fee of $500,000 per year and a development fee of 2.5% of any development costs, plus the reimbursement of out-of-pocket costs such as travel expenses.

In addition, on February 1, 2007, our Board approved of us, through one of more of our subsidiaries, entering into agreements with other affiliates of Lightstone to perform certain asset management services for several portfolios of properties owned by affiliates of Lightstone, including (i) a four property portfolio of office buildings located in Pennsylvania, (ii) a thirty-two industrial building portfolio located in Ohio, Texas and Louisiana and (iii) a mixed-use industrial and office complex located in Puerto Rico. The terms of our agreement with Lightstone approved by our Board provides that we receive an asset management fee of 25 basis points of the gross income from these properties for asset management services in connection with these properties.

PRIME GROUP REALTY TRUST

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

(dollars in thousands)

							Gross Amount Carried at
					Cost Capitalized		Close of Period
		Encumbrances(1)	Initial Cost(2)		Subsequent to Acquisition		12/31/06
										Accumulated Depreciation
				Buildings		Buildings		Building		at
		December 31		and		and		and		December 31	Date of
		2006	Land	Improvements	Land	Improvements	Land	Improvements	Total	2006(3)	Acquisition

	280 Shuman Blvd	$–	$2,092	$3,642	$12	$568	$2,104	$4,210	$6,314	$440	Nov. 1997
	Continental Towers	115,000	12,166	122,980	363	11,679	12,529	134,659	147,188	8,845	Dec. 1997
	4343 Commerce Court (4)	12,090	2,370	13,572	(8)	1,056	2,362	14,628	16,990	1,005	Nov. 1997
F–50	1600–1700 167th St.	2,754	1,271	3,561	4	160	1,275	3,721	4,996	330	Nov. 1997
	800–810 Jorie Blvd	24,160	6,265	20,187	–	437	6,265	20,624	26,889	1,771	Aug. 1999
	330 N. Wabash Avenue (5)	195,000	45,582	126,397	(639)	11,888	44,943	140,025	184,968	10,610	Dec. 1999
	Brush Hill Office Court.	8,488	3,456	10,295	(24)	631	3,432	10,926	14,358	903	Dec. 1999
	Enterprise Center II	6,161	1,659	5,272	(6)	154	1,653	5,426	7,079	349	Jan. 2000
	7100 Madison Avenue	4,044	1,268	3,663	(2)	–	1,266	3,663	4,929	221	Apr. 2000
	180 North LaSalle Street	64,072	15,245	55,497	(138)	1,818	15,107	57,315	72,422	6,727	Aug. 2000
	1051 N. Kirk Road (4)	3,148	818	2,631	6	–	824	2,631	3,455	195	Nov. 1997
	Other Corporate Assets (6)	18,778	–	464	–	50	–	514	514	280
	Total	$453,695	$92,192	$368,161	$(432)	$28,441	$91,760	$398,342	$490,102	$31,676

PRIME GROUP REALTY TRUST

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

(1)	See Note 4 – Mortgage Notes Payable to these consolidated financial statements for a description of our mortgage notes payable.
(2)

As a result of the Acquisition, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations.

(3)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:
Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years

(4)	These properties collateralize a mortgage note payable of $15.2 million.
(5)	A pledge of 100.0% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.
(6)

As collateral for the $55.0 million mortgage note payable, Prime Dearborn had pledged all of its rights to distributions from Dearborn JV to IPC Lender. In addition, we guaranteed the payment of all interest under the loan and guaranteed all principal payments under the loan upon the occurrence of certain non-recourse carve-out events, including, without limitation, voluntary bankruptcy, fraud, or breach of certain covenants. Prime Group Realty Services Inc., our subsidiary, has also pledged its right to receive certain management and leasing fees in connection with its management of Citadel Center. As additional security for the loan, Prime Dearborn has deposited $458,334, the amount of one month's prepaid interest on the loan (calculated based on a 10.0% annual interest rate), with IPC Lender which was recorded as other assets in our consolidated balance sheets. We repaid this loan in full in November 2006 in connection with the sale of Citadel Center in November 2006.

The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $471.8 million as of December 31, 2006. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $16.1 million at December 31, 2006.

The following table reconciles our historical cost for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31
	2006	2005	2004
	(dollars in thousands)

Balance, beginning of period	$471,892	$619,059	$610,987
Additions	18,210	18,674	8,765
Disposals	–	(2,130)	(693)
Impact of applying push down purchase accounting	–	(163,711)	–
Property impairments recorded during period	–	–	–
Balance, close of period	$490,102	$471,892	$619,059

The following table reconciles the accumulated depreciation for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31
	2006	2005	2004
	(dollars in thousands)

Balance at beginning of period.	$11,142	$94,252	$77,022
Depreciation and amortization	20,534	20,211	17,881
Disposals	–	(493)	(651)
Impact of applying push down purchase accounting	–	(102,828)	–
Balance, close of period.	$31,676	$11,142	$94,252

EXHIBIT 21.1

PRIME GROUP REALTY TRUST

SUBSIDIARIES OF THE REGISTRANT

DECEMBER 31, 2006

The following represents the Prime Group Realty Trust’s (the “Company”) and Prime Group Realty, L.P.’s (the “Operating Partnership”) operating subsidiaries (the Company and the Operating Partnership have a majority interest or control, except in the case of 77 West Wacker Drive, L.L.C. and Dearborn Center, L.L.C. the ownership of which are further described in the footnotes below) and related properties as of December 31, 2006:

Entity	Property
77 Fitness Center, L.P. (4),(3)	Owner of Health Club at 77 West Wacker Drive
77 West Wacker Drive, L.L.C. (1), (2)	77 West Wacker Drive
77 West Wacker Limited Partnership (3), (4)	Sole member of 330 N. Wabash Avenue, L.L.C. and 99.5% owner of Brush Hill Office Center, L.L.C.
180 N. LaSalle Holdings, L.L.C. (1), (3)	Sole member of 180 N. LaSalle II, L.L.C.
180 N. LaSalle II, L.L.C. (1), (3)	180 N. LaSalle
280 Shuman Blvd., L.L.C. (1), (3)	280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (1), (3)	IBM Plaza
330 N. Wabash Mezzanine, L.L.C. (1), (3)	Sole member of 330 N. Wabash Avenue, L.L.C.
800 Jorie Blvd., L.L.C. (1), (3)	800–810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (1), (3)	Member owning 49.0% of 800 Jorie Blvd., L.L.C.
1051 N. Kirk Road, L.L.C. (1), (3)	1051 N. Kirk Road
1600 167th Street, L.L.C. (1), (3)	1600–1700 167th Street (Narco River Business Center)
2305 Enterprise Drive, L.L.C. (1), (3)	2305 Enterprise Drive
4343 Commerce Court, L.L.C. (1), (3)	4343 Commerce Court (The Olympian Office Center)
7100 Madison, L.L.C. (1)	7100 Madison
Brush Hill Office Center, L.L.C. (1), (3)	Brush Hill Office Center
Dearborn Center, L.L.C. (1), (5)	Former owner of Citadel Center
LaSalle–Adams, L.L.C. (1), (3)	Former owner of 208 South LaSalle Street
Libertyville Corporate Office Park, L.L.C. (1)	Former owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
Libertyville Corporate Office Park II, L.L.C. (1)	Former owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
PGR Finance II, Inc. (6)	Member owning 1% of LaSalle–Adams, L.L.C.
PGR Finance IV, Inc. (6)	Member owning 0.1% of 1600 167th Street., L.L.C.
PGR Finance VIII, Inc. (6)	Limited Partner owning 0.5% of 77 West Wacker Limited Partnership
PGR Finance XIV, Inc. (6)	Member owning 0.1% in both 1051 N. Kirk Road, L.L.C. and 4343 Commerce Court, L.L.C.

PGR Finance XV, L.L.C. (1)	Member owning 0.5% of Brush Hill Office Center, L.L.C.
PGR Finance XVII, Inc. (6)	Member owning 0.5% of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (1)	Member owning 0.1% of 2305 Enterprise, L.L.C.
PGR Finance XXII, Inc. (6)	Member owning 1% of 180 N. LaSalle Holdings, L.L.C.
PGRT Equity LLC (1)

Owner of (i) junior loans encumbering Continental Towers, (ii) 50% common interest in 77 West Wacker Drive, L.L.C., (iii) 280 Shuman Blvd., L.L.C., (iv) 800 Jorie Blvd. Mezzanine, L.L.C., and (v) Prime Group Management, L.L.C.

PGRT Equity II LLC (1)	Member owning 99.0% of 180 N. LaSalle Holdings, L.L.C.
Phoenix Office, L.L.C. (1)	Owner of 23.1% interest in Plumcor/Thistle, L.L.C., owner of a building in Thistle Landing in Phoenix, Arizona
Prime Group Management, L.L.C. (1), (3)	Manager of Continental Towers
Prime Group Realty Services, Inc. (7)

The Services Company, owner of 100% of PGT Construction Co., PRS Corporate Real Estate Services, Inc., Prime Services Holdings, Inc. and 99.9% of 77 Fitness Center, L.P. It also manages and leases 77 West Wacker Drive

PGT Construction Co. (6)	Subsidiary of Services Company for construction work
Prime Rolling Meadows, L.L.C. (1)	0.6 acre detention pond adjacent to Continental Towers
PRS Corporate Real Estate Services, Inc. (6)	Brokerage subsidiary of Services Company. Leasing agent of Citadel Center
Prime Services Holding, Inc. (6)	0.1% owner of 77 Fitness Center, L.P.
PGRLP 77 Manager LLC (1)	Sub-Manager of 77 W. Wacker Drive
PGRLP 131 Manager LLC (1)	Manager, not leasing agent, of Citadel Center, 131 S. Dearborn St.

(1)	Delaware Limited liability Company
(2)	PGRT Equity LLC, a subsidiary of the Operating Partnership, owns a 50% common interest, our affiliates lease and manage the property and a third party owns the remaining 50% common interest.
(3)	We own indirect ownership interests in these entities through wholly owned subsidiaries listed above.
(4)	Illinois Limited Partnership
(5)

Citadel Center was sold in October 2006. PGRT Equity LLC, a subsidiary of the Operating Partnership owned a 30% subordinated common interest in Dearborn Center, L.L.C. PGRLP 131 Manager LLC currently manages the property and PRS Corporate Real Estate Services, Inc. is the leasing agent for the property.

(6)	Delaware Corporation.
(7)	Maryland Corporation.

Dearborn Center, L.L.C.

Financial Statements

For the years ended December 31, 2006, 2005 and 2004

Contents

Reports of Independent Registered Public Accounting Firms	F–56

Financial Statements:

Balance Sheets	F–58
Statements of Operations	F–59
Statements of Members' Capital	F–60
Statements of Cash Flows	F–61
Notes to Financial Statements	F–62

Report of Independent Registered Public Accounting Firm

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying balance sheets of Dearborn Center, L.L.C. as of December 31, 2006 and 2005 and the related statements of operations, members' capital and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Center, L.L.C. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 16, 2007

Report of Independent Registered Public Accounting Firm

Board of Trustees

Prime Group Realty Trust

We have audited the accompanying statements of operations, members’ capital, and cash flows of Dearborn Center, L.L.C. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in members’ capital, and cash flows of Dearborn Center, L.L.C. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

February 21, 2005

Dearborn Center, L.L.C.

Balance Sheets

	December 31	December 31
	2006	2005
Assets
Real estate:
Land	$–	$22,621,876
Building and improvements	–	281,687,123
Tenant improvements	–	68,278,130
Furniture, fixtures and equipment	–	58,489
	–	372,645,618
Accumulated depreciation	–	(29,319,025)
	–	343,326,593

Cash	191,141	4,067,474
Restricted cash escrows	120	18,250,537
Receivables net of allowance for doubtful accounts of $0 and $293,314 at December 31, 2006 and 2005, respectively:
Tenant	17,501	9,404,279
Deferred rent	–	12,731,890
Note	–	11,650,920
Other	176,838	–
Deferred costs, net	–	36,260,539
Prepaid expenses	–	49,501
Total assets	$385,600	$435,741,733

Liabilities and members' capital
Mortgage note payable	$–	$269,237,552
Accrued interest payable	–	3,624,829
Rents received in advance	–	2,036,161
Accrued tenant improvement allowances	–	23,344,965
Accounts payable and accrued liabilities	139,818	1,238,885
Due to affiliate	245,782	2,962,108
Development costs payable	–	876,885
Accrued real estate taxes	–	15,141,221
Other	–	72,250
Total liabilities	385,600	318,534,856
Members' capital	–	117,206,877
Total liabilities and members' capital	$385,600	$435,741,733

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Operations

	Years ended December 31
	2006	2005	2004
Revenue

Rental	$30,888,468	$30,575,824	$28,919,989
Tenant reimbursements	15,627,413	17,065,568	15,328,416
Other	1,283,363	2,191,926	1,690,502
Total revenue	47,799,244	49,833,318	45,938,907

Expenses
Property operations	8,139,342	10,015,555	8,904,529
Real estate taxes	13,046,404	13,488,670	12,933,879
Depreciation	9,179,917	10,839,400	11,034,729
Amortization	1,600,709	1,695,925	1,894,238
Interest	12,886,838	14,928,348	14,141,928
Amortization of deferred financing costs	1,142,500	239,535	239,412
Total expenses	45,995,710	51,207,433	49,148,715
Net gain (loss) before gain on sale of real estate	$1,803,534	$(1,374,115)	$(3,209,808)

Gain on sale of real estate	167,586,447	–	–
Net income (loss)	$169,389,981	$(1,374,115)	$(3,209,808)

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Members' Capital

	UST	Prime	Total

Members' capital at January 1, 2004	$102,639,465	$41,419,723	$144,059,188
(unaudited)

Net income (loss)	10,640,000	(13,849,808)	(3,209,808)
Distributions	(10,640,000)	–	(10,640,000)
Members' capital at December 31, 2004	102,639,465	27,569,915	130,209,380

Net income (loss)	11,620,000	(12,994,115)	(1,374,115)
Distributions	(11,628,388)	–	(11,628,388)
Members' capital at December 31, 2005	102,631,077	14,575,800	117,206,877

Net income	74,916,403	94,473,578	169,389,981
Distributions	(189,909,278)	(96,687,580)	(286,596,858)
Members' capital at December 31, 2006	$(12,361,798)	$12,361,798	$–

See notes to financial statements.

Dearborn Center, L.L.C.

Statements of Cash Flows

	Years ended December 31
	2006	2005	2004

Operating activities
Net income (loss)	$169,389,981	$(1,374,115)	$(3,209,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,923,126	12,774,860	13,168,379
Amortization of costs for leases assumed (included in rental revenue)	1,590,229	1,908,275	1,950,175
Gain on sale of real estate	(167,586,447)	–	–
Changes in other operating assets and liabilities:
Tenant receivables	1,523,108	(798,677)	(6,151,721)
Deferred rent receivable	(6,891,762)	(3,728,304)	(4,628,538)
Other receivables	(176,838)	–	–
Accrued interest on note receivable	1,164,446	644,913	(962,875)
Prepaid expenses	49,501	(37,757)	(6,645)
Accrued interest payable	(3,624,829)	(136,034)	301,088
Rents received in advance	(2,036,161)	13,490	710,056
Accounts payable and accrued liabilities	(1,076,124)	623,209	158,903
Due to affiliate	(3,132,756)	(7,434,195)	10,106,095
Accrued real estate taxes	(1,556,945)	831,221	9,225,961
Other liabilities	(72,250)	47,250	–
Net cash provided (used in) by operating activities	(513,721)	3,334,136	20,661,070

Investing activities
Additions to real estate	(3,372,094)	(24,154,307)	(7,345,733)
Proceeds from sale of real estate	556,708,024	–	–
Increase (decrease) in accrued tenant improvement allowances	(23,344,965)	22,830,465	(13,112,879)
Leasing costs	(197,461)	(2,673,777)	(1,214,186)
Decrease (increase) in restricted cash escrows	18,250,417	2,334,783	(1,052,546)
Decrease (increase) in note receivable	4,427,877	–	(587,771)
Net cash provided by (used in) investing activities	552,471,798	(1,662,836)	(23,313,115)

Financing activities
Distributions to members	(286,596,858)	(11,628,388)	(10,640,000)
Additional proceeds from mortgage note payable	–	–	22,500,000
Repayment of mortgage note payable	(269,237,552)	(762,448)	–
Financing costs	–	–	(4,825)
Net cash (used in) provided by financing activities	(555,834,410)	(12,390,836)	11,855,175
Net (decrease) increase in cash and cash equivalents	(3,876,333)	(10,719,536)	9,203,130
Cash at beginning of period	4,067,474	14,787,010	5,583,880
Cash at end of period	$191,141	$4,067,474	$14,787,010

See notes to financial statements.

Dearborn Center, L.L.C.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Formation and Organization of the Company

Dearborn Center, L.L.C. (the "Company") is a Delaware limited liability company that was formed on September 27, 2000, to develop, own, lease, and operate a 37-story office building containing approximately 1.5 million square feet located in downtown Chicago, Illinois (the "Property").

On October 8, 2003 (the "Transaction Date"), Prime Group Realty, L.P. ("Prime"), the prior sole member of the Company, sold 70.0% of its interest in the Company to UST XI Dearborn, Ltd. ("UST"), a limited partnership organized under the laws of Florida. At the closing UST paid Prime $105,000,000 and made a cash contribution to the Company of $1,400,000 as working capital. Prime correspondingly made a $600,000 cash contribution to the Company. UST's opening capital balance represents an allocation of 70.0% of Prime's historical capital balance. The Company's organizational documents were amended and restated to reflect the admission of UST. For reporting purposes, no adjustments have been made to the carrying values of the Company's assets and liabilities as a result of the sales transaction in accordance with the practices of the Securities and Exchange Commission.

Under the terms of the Contribution Agreement between Prime and UST, an additional purchase price payment in the amount of $9,800,000 was to be made by UST (the "Leasing Earnout") and distributed to Prime upon the Company's lease of an additional 40,000 square feet of space in the Property over and above the square footage leased in the Property as of August 4, 2003. This payment, reflected as a component of due to affiliate at December 31, 2004, was made in December 2004 and distributed to Prime on January 24, 2005, upon achieving the Leasing Earnout.

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

In connection with the admittance of UST as a partner in the Company, Prime deposited $19,908,658 with an escrow agent, which is to be used to fund: (a) the payment of completion costs for the core and shell of the Property (which Prime and UST acknowledge were $5,670,959 as of the closing date), (b) the costs related to tenant improvements and allowances with respect

1. Summary of Significant Accounting Policies (continued)

to existing leases at the Property (which Prime and UST acknowledge were $14,201,787 as of the closing date) and (c) the payment of any outstanding lease commissions with respect to existing leases of the Property (which Prime and UST acknowledge were $35,912 as of the closing date). The balances in this escrow account at December 31, 2006 and 2005 were $0 and $1,356,239, respectively. In addition to this escrow, Prime conveyed another escrow to the Company in the amount of $1,356,942 related to completion costs for the core and shell of the Property incurred prior to the closing date. The balances in this escrow at December 31, 2006 and 2005 were $0 and $920,516, respectively.

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

To the extent the Company's earnings exceed UST's return in any year, Prime will record 100.0% of the excess up to its 10.0% return on invested capital. Thereafter, earnings will be allocated 50.0% to Prime and 50.0% to UST. To the extent the Company's earnings are less than the amount distributable to UST, a corresponding loss will be allocated to Prime to the extent of any difference.

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

On November 8, 2006, the Company completed the sale of the Property. The sales price for Citadel Center was $560,000,000, subject to customary pro-rations and adjustments. At the closing, Prime received its annual distribution of income of $4,243,233 in addition to a distribution of proceeds of $92,444,347, and UST received a distribution of proceeds of $180,000,000. The Company had a book gain according to generally accepted accounting principles of $167,586,447 from the transaction (included in gain on sale of real estate). Two subsidiaries of Prime entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for the Property through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.

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

On August 11, 2004, payments were made to the City comprised of $587,771 from the Company and $447,845 from Prime. The payment by the Company was funded by a loan Prime made to the Company in the amount of $587,771. The loan bears interest at 10.0% per year and was repaid upon the sale of the Property. The total of $1,035,616 represented the Company's obligation under its redevelopment agreement with the City. The City issued a Certificate of Completion in regards to the Property and acknowledged the amount of the note receivable, which included principal of $10,000,000 and interest through August 11, 2004 of $1,929,028.

The balance of the note receivable of $6,058,597, which includes accrued interest of $486,474, was transferred to the purchaser upon completion of the sale of the Property. The balance of the note receivable at December 31, 2005 included accrued interest of $1,650,920.

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

2. Deferred Costs

Deferred costs consist of the following:

	December 31
	2006	2005
Financing costs	$–	$7,377,041
Leasing commissions	–	15,884,349
Leasing costs	–	8,640,489
Lease assumption costs	–	20,507,230
	–	52,409,109
Less: Accumulated amortization	–	(16,148,570)
	$–	$36,260,539

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

This advance of the TI Amount was disbursed into an interest-bearing escrow account (with interest payable monthly to the Company) with future tenant improvement costs and leasing commissions of the Property payable out of the escrow. The balances in this escrow at December 31, 2006 and 2005 were $0 and $15,973,781, respectively.

The Loan requires interest only payments quarterly in arrears for the first two years of the loan term and payments of principal and interest pursuant to a 30-year amortization schedule thereafter. The Loan has a term of seven years. The Company is obligated to pay a $50,000 agency fee to the lender each year.

The Loan documents provide that if the debt service coverage ratio of the Property (as defined in the loan documents and tested on June 30 and December 31 of each year) falls below 1.1, it is a default under the Loan. In addition, beginning on June 30, 2006, in the event the debt service coverage ratio of the Property falls below 1.30, then the excess net cash flow from the Property will be deposited in an interest bearing escrow account with the lender until the debt service coverage ratio test of 1.30 is met. The debt service coverage ratios were 1.34 and 1.24 at June 30, 2006 and December 31, 2005, respectively.

The Loan was retired on November 8, 2006 upon the sale of the Property.

4. Related Party Transactions

In connection with operating the Property, Prime is entitled to receive fees for services performed and reimbursement for costs paid on behalf of the Company. Amounts incurred for these services for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Management fee (a)	$852,399	$909,480	$728,776
Payroll and other operating costs (b)	700,004	1,267,391	1,258,929
Leasing commissions	35,687	1,622,525	283,541

(a)	Management fee equal to 2% of the monthly gross revenues calculated on a cash basis (included in property operations expense).

(b)	Reimbursement for payroll and other operating costs paid on behalf of the Company.

UST also receives a monthly administrative fee of $50,000, which totaled $511,667, $600,000 and $600,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The length of the lease terms range up to 15 and 40 years at lease inception for office and retail tenants, respectively. The leases generally provide for tenants to share in increases in operating expenses and real estate taxes in excess of specified base amounts.

5.	Leases

The Property was approximately 91.5% leased at the time of sale, of which four tenants lease approximately 86.1% and represent approximately 94.4% and 95.2% of rental and tenant reimbursements revenue, excluding amortization of lease assumption costs for the years ended December 31, 2006 and 2005, respectively.

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