Form 10-Q
period 2007-03-31
PRIME GROUP REALTY TRUST
filed 2007-05-15
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1—13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	36-4173047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On May 11, 2007, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31	December 31
Assets	2007	2006

Real estate:
Land	$90,485	$90,485
Building and improvements	345,794	344,836
Tenant improvements	50,928	49,199
Furniture, fixtures and equipment	586	586

	487,793	485,106
Accumulated depreciation	(36,369)	(31,346)

	451,424	453,760
In-place lease value, net	22,773	25,182
Above-market lease value, net	21,326	23,056

	495,523	501,998

Property held for sale	5,822	5,966
Investments in unconsolidated entities	23,071	23,658
Cash and cash equivalents	52,940	60,111
Receivables, net of allowance for doubtful accounts of $523 and $402 at March 31, 2007 and December 31, 2006, respectively:
Tenant	985	1,008
Deferred rent	7,093	6,218
Other	2,257	2,202
Restricted cash escrows	38,798	43,722
Deferred costs, net	8,404	7,805
Other	540	1,410

Total assets	$635,433	$654,098

Liabilities and Shareholders’ Equity
Mortgage notes payable	$450,167	$450,941
Mortgage notes payable related to property held for sale	2,721	2,754
Liabilities related to property held for sale	396	553
Accrued interest payable	2,149	2,154
Accrued real estate taxes	16,424	21,016
Accrued tenant improvement allowances	8,917	8,819
Accounts payable and accrued expenses	7,440	9,745
Liabilities for leases assumed	5,343	4,962
Below-market lease value, net	11,088	11,868
Dividends payable	2,250	4,500
Other	8,058	7,556

Total liabilities	514,953	524,868
Minority interests:
Operating Partnership	91,474	100,147
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	107,989	107,639
Distributions in excess of earnings	(79,025)	(78,598)

Total shareholders’ equity	29,006	29,083

Total liabilities and shareholders’ equity	$635,433	$654,098

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31
	2007	2006
Revenue:
Rental	$12,668	$13,487
Tenant reimbursements	8,718	8,576
Other property revenues	1,699	1,619
Services Company revenue	965	517

Total revenue	24,050	24,199

Expenses:
Property operations	7,624	6,231
Real estate taxes	5,404	5,323
Depreciation and amortization	7,635	9,272
General and administrative	1,686	1,822
Services Company operations	740	1,052

Total expenses	23,089	23,700

Operating income	961	499
Interest and other income	329	871
Loss from investments in unconsolidated joint ventures	(524)	(3,996)
Interest:
Expense	(7,889)	(9,081)
Amortization of deferred financing costs	(220)	(297)

Loss from continuing operations before minority interests	(7,343)	(12,004)
Minority interests	9,508	14,128

Income from continuing operations	2,165	2,124
Discontinued operations, net of minority interests of $(859) and $(66) in 2007 and 2006, respectively	8	1

Net income	2,173	2,125
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(77)	$(125)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(0.36)	$(0.53)
Discontinued operations, net of minority interests	.03	—

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(0.33)	$(0.53)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three months ended
	March 31
Operating activities	2007	2006

Net income	$2,173	$2,125
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of mortgage notes payable	(343)	(343)
Amortization of above/below-market lease value (included in rental revenue)	1,000	703
Amortization of in-place lease value	2,436	4,085
Provision for doubtful accounts	203	35
Depreciation and amortization (including discontinued operations of $66 and $111 in 2007 and 2006, respectively)	5,485	5,595
Net equity in loss from investments in unconsolidated joint ventures	524	3,996
Minority interests (including discontinued operations of $859 and $66 in 2007 and 2006, respectively)	(8,649)	(14,062)
Net changes in other operating assets and liabilities:
Accounts receivable	(1,110)	(2,629)
Other assets	846	549
Accrued interest payable	(5)	1,388
Accrued real estate taxes	(4,668)	(4,738)
Accounts payable and accrued expenses	(1,438)	(2,119)
Other liabilities	520	596

Net cash used in operating activities	(3,026)	(4,819)

Investing activities
Capital expenditures for real estate and equipment	(3,448)	(2,504)
Payments for tax indemnity agreement	—	(4,200)
Decrease (increase) in restricted cash escrows	4,987	(884)
Leasing costs	(214)	(1,477)

Net cash provided by (used in) investing activities	1,325	(9,065)

Financing activities
Financing costs	(506)	(1,937)
Proceeds from mortgages and notes payable	—	113,000
Repayment of mortgages and notes payable (including discontinued operations of $14 and $13 in 2007 and 2006, respectively)	(464)	(437)
Distributions to minority interests — operating partnership	—	(75,328)
Dividends paid to Series B—preferred shareholders	(4,500)	(2,250)
Dividends paid to common shareholder	—	(672)

Net cash (used in) provided by financing activities	(5,470)	32,376

Net (decrease) increase in cash and cash equivalents	(7,171)	18,492
Cash and cash equivalents at beginning of period	60,111	17,609

Cash and cash equivalents at end of period	$52,940	$36,101

Other information
Interest paid	$8,075	$8,047
Income taxes paid	34	245
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S—X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007.
Certain prior period amounts have been reclassified to conform to the current financial statement presentation.
We have one primary reportable segment consisting principally of our ongoing ownership and operation of ten office properties, one industrial property and joint venture interests in two office properties that are primarily located in the Chicago area and are leased through operating leases to unrelated third parties.
2. Formation and Organization
We were organized in Maryland on July 21, 1997 as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.
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
On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. As a result of the Acquisition, each of our common shares and common units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/common unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per common share/common unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price was entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price.
Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition.

2. Formation and Organization (continued)
As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.
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
Each preferred and common unit of the Operating Partnership entitles the owners thereof to receive distributions from the Operating Partnership. Distributions declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
As a result of the closing of the Acquisition on July 1, 2005, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”
3. Impact of Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have a material effect on our results of operations or financial position.
We had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007. We have no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2007 or in the balance sheet as of March 31, 2007. During 2006 the Internal Revenue Service began an examination of the tax returns for Prime Group Realty, L.P. for the years 2003 and 2004 as well as 180 N. LaSalle, L.L.C. for the year 2004. We expect those examinations to be concluded and settled within the year. As of March 31, 2007, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective beginning in October 2008. We are currently evaluating whether adoption of this statement will result in a change in our fair value measurements.

3. Impact of Recently Issued Accounting Standards (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements.” The Company has not yet determined the impact of adopting SFAS No. 159 on its consolidated financial statements.
4. Mortgage Notes Payable
Other. In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by the 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment which includes the cost of extending the interest rate cap agreement and extended the maturity date to March 9, 2008.
Total interest paid on mortgage notes payable was $8.1 million and $8.0 million for the three months ended March 31, 2007 and 2006, respectively. No capitalization of interest occurred in the three months ended March 31, 2007 and 2006.
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
7. Property Held For Sale
As of March 31, 2007, we have classified our Narco River Business Center property, a 65,394 square foot office building located in Calumet City, Illinois, as held for sale. On March 23, 2007, we entered into a purchase and sale agreement to sell the property for a sales price of $7.4 million. We expect to recognize a book gain according to GAAP of approximately $1.9 million upon closing of the sale of the property, which we anticipate to be in May 2007.
Property held for sale at March 31, 2007 and December 31, 2006 represents our historical cost basis as adjusted for fair value for certain assets related to this property (dollars in thousands):

	March 31	December 31
	2007	2006
Real estate, net	$4,628	$4,666
Tenant receivables	21	23
Deferred rent receivables	45	43
Restricted cash escrows	213	276
Deferred costs, net	33	32
In-place lease value net	551	578
Above-market lease value, net	331	348

Property held for sale	$5,822	$5,966

7. Property Held For Sale (continued)
In addition, certain liabilities related to this property at March 31, 2007 and December 31, 2006 have also been reclassified (dollars in thousands):

	March 31	December 31
	2007	2006
Mortgage note payable	$2,721	$2,754
Accrued interest payable	19	19
Accrued real estate taxes	314	390
Accrued tenant improvement allowances	8	30
Accounts payable and accrued expense	44	79
Other liabilities	11	35

Mortgage note payable and liabilities related to property held for sale	$3,117	$3,307

8. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long—Lived Assets,” (“SFAS 144”) net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our March 31, 2007 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our Narco River Business Center property, which we anticipate closing on the sale in the second quarter of 2007, our 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years (dollars in thousands):

	Three months ended
	March 31
	2007	2006

Rental revenue	$202	$175
Tenant reimbursements	123	105
Other property income	1,162	—

Total revenue	1,487	280

Property operations	70	1
Real estate taxes	448	64
Depreciation and amortization	66	111
Interest expense	36	37

Total expenses	620	213

Income before minority interests	867	67
Minority interests	(859)	(66)

Discontinued operations	$8	$1

9. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2007, we are in compliance with the requirements of all of these financial covenants.
10. Recent Developments
On December 14, 2006 our board of trustees (“Board”) declared and set apart for payment two quarterly dividends on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. These dividends had a record date of January 5, 2007 and were paid on January 31, 2007.

10. Recent Developments (continued)
On February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into an asset and development agreement with an affiliate of Lightstone, which provides that one of our subsidiaries will perform certain asset management, development management and accounting services for an office and retail building located at 1407 Broadway Avenue in New York, New York. The agreement is terminable by either party upon thirty days notice and provides for us to receive an asset management fee of $500,000 per year and a development fee of 2.5% of any development costs, plus the reimbursement of out-of-pocket costs such as travel expenses.
In addition, on February 1, 2007, our Board approved of us, through one of more of our subsidiaries, entering into agreements with other affiliates of Lightstone to perform certain asset management services for several portfolios of properties owned by affiliates of Lightstone, including (i) a four property portfolio of office buildings located in Pennsylvania, (ii) a thirty-two building industrial portfolio located in Ohio, Texas and Louisiana and (iii) an industrial and office complex located in Puerto Rico.
The terms of our agreement with Lightstone approved by our Board provides that we receive an asset management fee of 25 basis points of the gross income from these properties for asset management services in connection with these properties.
On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares for the first quarter of 2007 of $0.5625 per share. The dividend had a record date of April 9, 2007 and was paid on April 30, 2007.
11. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three months ended March 31, 2007 and 2006 (dollars in thousands, except for per share amounts):

	Three months ended
	March 31
	2007	2006

Numerator:
Loss from continuing operations before minority interests	$(7,343)	$(12,004)
Minority interests	9,508	14,128
Net income allocated to preferred distributions	(2,250)	(2,250)

Loss before discontinued operations	(85)	(126)
Discontinued operations, net of minority interests	8	1

Net loss available to common shareholders	$(77)	$(125)

Denominator:
Weighted-average common shares	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—
Nonvested employee stock grants	—	—

Adjusted weighted-average common shares and assumed conversions	236,483	236,483

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(0.36)	$(0.53)
Discontinued operations, net of minority interests	0.03	—

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(0.33)	$(0.53)

12. Investments in Unconsolidated Joint Ventures
We have investments in two joint ventures, which we account for using the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments, which were fairly valued as a result of the Acquisition.
77 West Wacker Drive. We own a 50% common interest in 77 West Wacker Drive, L.L.C., which owns a 959,719 square foot office building located in Chicago, Illinois. Our joint venture partner also has a 50% common interest and in addition has a $66.0 million preferred ownership interest with a 9.5% cumulative preferred return in this property. Our interest at March 31, 2007 was $23.0 million and at December 31, 2006 was $23.5 million (included in Investments in unconsolidated entities). Our share of the venture’s operations was a loss of $0.5 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively (included in Loss from investments in unconsolidated joint ventures). At March 31, 2007, we were current with respect to the 9.5% cumulative preferred return.
The following table represents the condensed income statements of 77 West Wacker Drive, L.L.C. on a historical basis (dollars in thousands):

	Three months ended
	March 31
	2007	2006

Total revenue	$10,099	$9,971
Total expense	9,510	10,323

Net income (loss)	$589	$(352)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2007 and December 31, 2006 was an equity investment of $29,000 and $0.1 million (included in Investments in unconsolidated entities), respectively. Our share of the venture’s operations was a loss of $35,000 and a gain of $29,000 for the three months ended March 31, 2007 and 2006, respectively (included in Loss from investments in unconsolidated joint ventures).
We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 14 — Commitments and Contingencies — Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Citadel Center. On November 8, 2006, Dearborn LLC, the owner of Citadel Center, closed on the sale of Citadel Center. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn LLC. Our share of the venture’s operations was a loss of $3.1 million (included in Loss from investments in unconsolidated joint ventures) for the three months ended March 31, 2006.
Our joint venture interests described above are considered to be a variable interest in the entity that owns each respective property, which we believe are variable interest entities (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entities, and, therefore, we do not consolidate the VIE’s. Our maximum exposure as a result of the VIE’s is not material.

13. Stock Based Compensation
We currently do not anticipate that the Company itself will grant stock options in the future. Prime Office has granted certain of our employees options to acquire interests in Prime Office in the past and may grant options in the future. Options granted by Prime Office resulted in the recognition of compensation cost although they had no material impact on our overall financial position.
14. Commitments and Contingencies
Legal. On December 4, 2006, we were served with a copy of a Class Action Complaint and Demand for Jury Trial (the “Complaint”) filed by The Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd. (“Plaintiffs”) against Lightstone and us. The Complaint was filed on November 16, 2006 in the Circuit Court of Baltimore City, Maryland, Civil Division. We filed a motion to dismiss the Complaint on February 5, 2007. On March 1, 2007, Plaintiffs filed their First Amended Class Action Complaint and Demand for Jury Trial (“Amended Complaint”) and we filed a motion to dismiss the Amended Complaint on April 2, 2007.
In the Amended Complaint, the Plaintiffs seek damages, on behalf of the holders of our Series B Shares, resulting from an alleged plan by us to liquidate our assets and wind up our business without paying the Plaintiffs the $25.00 per share liquidation preference provided in our Articles of Amendment and Restatement. The Complaint also seeks disgorgement of dividends paid to Lightstone that Plaintiffs allege should have been paid to the holders of the Series B Shares in the form of the liquidation preference.
We believe that this case is without merit and we have legitimate defenses to this action. We intend to aggressively defend the case and we have tendered this case to the insurance companies providing our directors and officers liability insurance. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, although we currently do not believe its outcome will have a material adverse effect on our consolidated financial condition or results of operations.
The sale of our 208 South LaSalle Street property to Prime/Mansur closed on December 9, 2005. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed a purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
We are a defendant in various other legal actions arising in the normal course of business. In accordance with SFAS No. 5 “Accounting for Contingencies,” we record a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although the outcome of any litigation is uncertain, we believe that such legal actions will not have a material adverse affect on our consolidated financial position or results of operations.

14. Commitments and Contingencies (continued)
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At March 31, 2007, this escrow had a balance of $1.25 million plus interest of $60,964.
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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of non-friable spray—on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is not friable and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $2.2 million related to asbestos abatement as of March 31, 2007.

14. Commitments and Contingencies (continued)
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
Continental Towers. On December 12, 1997, the Operating Partnership purchased and amended the mortgage note (“Mortgage Note”) secured by the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). In connection with the purchase of the mortgage note, on December 12, 1998 the Operating Partnership entered into a Tax Indemnity Agreement with certain other parties, including Roland E. Casati (“Mr. Casati”) and Richard H. Heise (“Mr. Heise”) (Mr. Casati and Mr. Heise being beneficiary owners of Continental Towers), pursuant to which the Operating Partnership agreed to indemnify Mr. Casati and Mr. Heise from certain taxes which would be incurred in connection with certain taxable events relating to Continental Towers, including a foreclosure of the mortgage note. The Operating Partnership’s liability under the Tax Indemnity Agreement expires January 5, 2013.
On January 10, 2006, the Operating Partnership and certain other parties, including Mr. Casati and Mr. Heise, restructured the ownership structure of Continental Towers and amended and restated the Tax Indemnity Agreement to, among other things, (a) create an undivided tenant in common ownership structure whereby (i) Continental Towers, L.L.C. (“64.0% Owner”) held an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”) held an undivided 36.0% interest in the property; (b) reduce the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million; and (c) remove Mr. Casati from the ownership structure of Continental Towers and release the Operating Partnership from any liability to Mr. Casati under the Tax Indemnity Agreement. The Operating Partnership paid Mr. Casati $4.2 million in connection with this transaction to obtain a release of the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. Mr. Heise’s interest in the Property was limited to a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”).
The Operating Partnership also transferred its interest in the Mortgage Note to our wholly-owned subsidiary, PGRT Equity, LLC.

14. Commitments and Contingencies (continued)
In November, 2006, the 36.0% Owner was dissolved and its undivided ownership interest in the property was transferred to Continental Towers Associates III, LLC (the “New 36.0% Owner”), a newly formed Delaware limited liability company. Continental Towers Associates II, LLC, also a newly formed Delaware limited liability company, is the sole member of the New 36% Owner. Mr. Heise holds a 96.7% non-managing membership interest in Continental Towers Associates II, LLC and the CT Entities own the remaining managing membership interests.
In December 2006, the ownership of the property was bifurcated into two parcels, one parcel comprising 64% of the estimated value of Continental Towers owned by the 64.0% Owner, which is owned by the CT Entities and the other parcel comprising 36% of the estimated value of Continental Towers owned by the New 36.0% Owner.
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
Under the Amended Tax Indemnity Agreement, the Operating Partnership continues, subject to certain exceptions and conditions contained therein, to indemnify Mr. Heise from federal and state income tax payable as a result of any taxable income or gain in his gross income which is caused by a sale, foreclosure or other disposition of Continental Towers or other action by the Operating Partnership or the CT Entities prior to January 5, 2013. The amount of the potential tax indemnity to Mr. Heise under the Amended Tax Indemnity Agreement, including a gross—up for taxes on any such payment, is estimated to be approximately $14.0 million using current tax rates, which is a reduction of approximately $39.2 million from the estimated maximum liability of $53.2 million to Messrs. Casati and Heise prior to the execution of the Amended Tax Indemnity Agreement.
Under the Amended Tax Indemnity Agreement and the operating agreement of the New 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise’s consent rights relate to the following actions: (1) sale or disposition of the Continental Towers property or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers property; (3) amendments to the Mortgage Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth as defined in the agreement of at least $100.0 million (which is currently $162.8 million as calculated pursuant to the agreement) or (y) we deposit security in the amount of the potential tax payment which would be due by Mr. Heise, grossed-up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we are required to pay the amount of the tax, on a grossed-up basis, to Mr. Heise. In the event that our net worth as defined in the agreement falls below $50.0 million (which is currently $162.8 million as calculated pursuant to the agreement), then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.
The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

14. Commitments and Contingencies (continued)
Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space.
One of these leases is a lease entered into between the joint venture currently owning the property known as Citadel Center and Citadel Investment Group, LLC (“Citadel”). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease (the “Citadel Reimbursement Obligation”) for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois.
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.5 million has been received through March 31, 2007. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $49.6 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at March 31, 2007 and December 31, 2006 includes $4.6 million and $4.1 million, respectively, related to the Citadel Reimbursement Obligation which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2007, this lease has a remaining estimated gross rental obligation of approximately $1.3 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.8 million and $0.9 million in liabilities for leases assumed at March 31, 2007 and December 31, 2006, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.
15. Subsequent Events
One of our tenants (the “Sub-Prime Lender Tenant”) whose projected gross rent for 2007 is estimated to equal approximately 6% of our projected aggregate gross rentals for 2007 is in the sub-prime lending business. As has been publicly discussed in numerous media outlets recently, the sub-prime lending industry in general has been undergoing serious financial difficulties and several key companies in the sub-prime lending industry have filed for bankruptcy protection and/or ceased making new loans. There can be no assurances that this tenant is free from the difficulties affecting the sub-prime lending market in general or that it will pay its rent on a timely basis through the expiration or earlier termination of the lease. The tenant was current with respect to outstanding receivables as of April 30, 2007, however, as of the date of this filing has not paid May, 2007 rent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2007.
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
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 10 office properties, containing an aggregate of 3.9 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we have joint venture interests in two office properties containing an aggregate of 1.1 million net rentable square feet. We lease and manage 5.0 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we are also the managing and leasing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest and which was sold in November 2006.
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
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first quarter of 2007 and at the end of each quarter of 2006, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	March 31	December 31	September 30	June 30	March 31
	2007	2006	2006	2006	2006

Portfolio Total	80.2%	79.6%	79.9%	87.9%	85.6%

Unconsolidated Joint Venture Properties	92.1%	76.4%	89.0%	81.1%	79.1%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 — 1996 standards established by the Building Owners and Managers Association (“BOMA”). Minor variations in occupancy resulted from this change.
One of our tenants (the “Sub-Prime Lender Tenant”) whose projected gross rent for 2007 is estimated to equal approximately 6% of our projected aggregate gross rentals for 2007 is in the sub-prime lending business. As has been publicly discussed in numerous media outlets recently, the sub-prime lending industry in general has been undergoing serious financial difficulties and several key companies in the sub-prime lending industry have filed for bankruptcy protection and/or ceased making new loans. There can be no assurances that this tenant is free from the difficulties affecting the sub-prime lending market in general or that it will pay its rent on a timely basis through the expiration or earlier termination of the lease. The tenant was current with respect to outstanding receivables as of April 30, 2007, however, as of the date of this filing has not paid May, 2007 rent.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $0.5 million and $0.4 million at March 31, 2007 and December 31, 2006, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at March 31, 2007 and December 31, 2006, were $5.3 million and $5.0 million, respectively.
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
At March 31, 2007, we determined that no impairments were necessary. In evaluating our other long-lived assets used in operations for impairment at March 31, 2007, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations
Comparison of the three months ended March 31, 2007 to March 31, 2006
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2007	2006	$ Change	% Change
Property revenues	$23,085	$23,682	$(597)	(2.5)%
Services Company revenues	965	517	448	86.7

Total revenues	24,050	24,199	(149)	(0.6)

Property operating expenses	13,028	11,554	1,474	12.8
Depreciation and amortization	7,635	9,272	(1,637)	(17.7)
General and administrative	1,686	1,822	(136)	(7.5)
Services Company operations	740	1,052	(312)	(29.7)

Total expenses	23,089	23,700	(611)	(2.6)

Operating income	961	499	462	92.6
Interest and other income	329	871	(542)	(62.2)
Loss from investments in unconsolidated joint ventures	(524)	(3,996)	3,472	86.9
Interest:
Expense	(7,889)	(9,081)	1,192	13.1
Amortization of deferred financing costs	(220)	(297)	77	25.9

Loss from continuing operations before minority interests	(7,343)	(12,004)	4,661	38.8
Minority interests	9,508	14,128	(4,620)	(32.7)

Income from continuing operations	2,165	2,124	41	1.9
Discontinued operations, net of minority interests	8	1	7	700.0

Net income	$2,173	$2,125	$48	2.3%

Property Revenues. The decrease of $0.6 million in property revenues was primarily attributable to the expiration of the International Business Machines Corporation lease in August 2006 at our 330 N. Wabash Avenue property ($1.8 million), partially offset by increased tenant reimbursements associated with higher property operating expenses ($1.1 million) and the recognition of management fee income ($0.1 million) in the first quarter of 2007 for an office and retail building located at 1407 Broadway Avenue in New York, New York.
Service Company Revenues. The increase of $0.4 million in our Services Company revenues during the first quarter of 2007 was primarily due to increased leasing commission income as a result of increased leasing activity at our 77 West Wacker Drive property.
Property Operating Expenses. The increase of $1.5 million in property operating expenses was primarily attributable to an increase in rates for utilities ($0.8 million) and insurance ($0.2 million), bad debt expense associated with a tenant at our 800—810 Jorie Boulevard property ($0.2 million) and architectural fees associated with our 330 N. Wabash Avenue property ($0.2 million).
Depreciation and Amortization. The decrease of $1.6 million in depreciation and amortization was primarily attributable to the expiration of the International Business Machines Corporation lease at our 330 N. Wabash Avenue property at which time the tenant related assets became fully depreciated.
Services Company Operations. The decrease of $0.3 million in Services Company operations is primarily due to an increase in the provision for income tax ($0.2 million) in the first quarter of 2006.

Interest and Other Income. The decrease of $0.5 million in interest and other income is primarily due to a $0.5 million change in estimates of assumed lease liabilities which we retained in connection with the sale in November 2006 of our joint venture interest in the Citadel Center property.
Loss From Investments in Unconsolidated Joint Ventures. The decrease of $3.5 million in loss from investments in unconsolidated joint ventures is primarily due to the sale of the Citadel Center property in November 2006 and liquidation of our 30% joint venture interest ($3.1 million) and improved operating results from our equity investment in the 77 West Wacker Drive property ($0.4 million).
Interest Expense. The decrease of $1.2 million in interest expense was primarily due to a decrease in the fair value of our debt from $510.2 million at March 31, 2006 to $452.9 million at March 31, 2007 as a result of the retirement of certain debt. The average interest rate on our debt also decreased from 7.8% to 7.2%, respectively.
Discontinued Operations. Discontinued operations include the results of operations of our Narco River Business Center property, which is classified as property held for sale on our consolidated balance sheets, our former 208 South LaSalle Street property, which was sold in December 2005, and the residual effects related to properties sold in prior years.
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
Cash Flows from Operating Activities. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2007, compared to $4.8 million for the three months ended March 31, 2006 — a decrease of $1.8 million. This change was due to the following non-recurring events: we received a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property; and rental receipts totaling $0.7 million increased in the first quarter of 2007 compared to 2006 as a result of billings to two tenants at our 330 N. Wabash Avenue property in March 2006 that were not received until April 2006.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $1.3 million for the three months ended March 31, 2007 compared to $(9.1) million for the three months ended March 31, 2006 — an increase of $10.4 million. In January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement. In the first quarter of 2007, $7.0 million became unrestricted and available for use from our restricted cash and escrow accounts, which were partially offset by $2.0 million in additional deposits made into these accounts as compared to the first quarter of 2006, when $11.1 million became unrestricted and available for use and $12.0 million in additional deposits were made into these accounts. We also paid real estate tenant improvements, equipment and leasing costs of $3.6 million and $4.0 million in the first three months of 2007 and 2006, respectively.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(5.5) million for the three months ended March 31, 2007 compared to $32.4 million for the three months ended March 31, 2006 — a decrease of $37.9 million. Loan proceeds of $55.0 million received in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. We also received loan proceeds of $58.0 million from the Citicorp loan in January 2006, partially offset by $1.4 million in additional financing costs in the first quarter of 2006 compared to the same period in 2007. We made principal payments on mortgage notes payable of $0.5 million and $0.4 million during the three months ended March 31, 2007 and 2006, respectively. We paid dividends totaling $4.5 million in the first quarter of 2007 compared to $78.3 million in the first quarter of 2006.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are current on the payment of dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the fact that we are current on our dividends on our Series B Shares at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our current capital resources and liquidity needs, the status of any pending capital events, debt levels and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Distributions on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future distributions will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion of any capital transactions, including refinancings, asset sales and/or acquisitions, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs. For the remainder of 2007, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2007, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2007, these accounts totaled $39.0 million. These escrows relate to the $18.6 million escrow for capital and tenant improvements, the $7.0 million escrow representing lease obligations, the $4.2 million escrow for real estate taxes and insurance, the $2.6 million escrow for depository accounts, the $4.6 million escrow related to environmental remediation and asbestos abatement, and the remaining $2.0 million escrow is reserved for various other purposes.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of March 31, 2007:

	Payments Due by Period
	(dollars in thousands)
			2008/	2010/	2012 and
Contractual Obligations (A)	Total	2007	2009	2011	Thereafter
Mortgage notes payable (B)	$452,888	$2,355	$236,311	$99,222	$115,000
Operating lease obligations	2,718	184	473	443	1,618
Tenant improvement allowances (C)	8,917	8,917	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	50,833	8,234	17,888	18,334	6,377

Total contractual cash obligations	$515,356	$19,690	$254,672	$117,999	$122,995

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)
These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the three months ended March 31, 2007, amortization totaled $0.3 million. The actual amount owed to lenders for mortgage notes payable at March 31, 2007, is $448.9 million.

(C)	We have escrows of $7.9 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $39.1 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $7.0 million to fund a portion of this contractual amount at March 31, 2007.

			Amount of Commitment Expiration Per Period
			(dollars in thousands)
	Total
	Amounts				2008-		2010-		2012 and
Other Commercial Commitments	Committed		2007		2009		2011		Thereafter
Guarantees (A)	$3,206		$450		$1,200		$1,200		$356
Unconsolidated joint ventures (B)	81,617		797		2,334		2,633		75,853
Tax indemnifications (C)	14,018		(C	)	(C	)	(C	)	(C	)
Environmental remediation (D)	2,224		(D	)	(D	)	(D	)	(D	)
Series B Shares (E)	(E	)	6,750		18,000		18,000		(E	)

Total commercial commitments	$101,065		$7,997		$21,534		$21,833		$76,209

(A)
This represents a guarantee for $3.2 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)
We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $163.2 million mortgage note payable secured by the property.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns a 0.1 million square foot office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of March 31, 2007. See Note 14 — Commitments and Contingencies — Continental Towers to our consolidated financial statements included in this report for further information.

(D)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 14 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(E)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares for the first quarter of 2007 of $0.5625 per share. The quarterly dividend had a record date of April 9, 2007 and was paid on April 30, 2007.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends, and the payment of dividends at this time should not be construed to convey any degree of certainty with respect to future dividend payments. Management and the Board review our cash position, the status of potential capital events, debt levels and our requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.
Tax Indemnity Agreements. On December 12, 1997, we purchased and amended the mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction (the “Continental Transaction”), we entered into a Tax Indemnity Agreement pursuant to which we agreed to indemnify the two limited partners of the limited partnership which then owned the property, Mr. Casati and Mr. Heise, for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note.
On January 10, 2006, we and Mr. Casati and Mr. Heise, entered into an Amended Tax Indemnity Agreement in connection with the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to our Continental Towers property, calculated at current tax rates, from approximately $53.2 million to $14.0 million.
In connection with the foregoing amendment, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released us from all of our obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati.
Indebtedness. Our aggregate indebtedness had a fair value of $452.9 million at March 31, 2007. This indebtedness had a weighted average maturity of 3.8 years and bore interest at a weighted average interest rate of 7.2% per annum. At March 31, 2007, $239.1 million, or 52.8% of such indebtedness, bore interest at fixed rates, and $213.8 million, or 47.2% of such indebtedness, bore interest at variable rates. The $213.8 million of variable rate debt is subject to interest rate cap agreements.
Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

	Notional	Capped
	Amount as	LIBOR/
	of March 31	Eurodollar	Effective	Expiration
Loan Associated with	2007	Rate	Date	Date

330 N. Wabash Avenue First Mortgage/Mezzanine Loans	$195,000,000	6.6%	3/15/07	3/15/08
Continental Towers First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
PGRT Equity Mezzanine Loans	$47,000,000	4.8%	1/03/06	1/03/08
PGRT Equity II Mezzanine Loan	$11,000,000	4.8%	1/03/06	1/03/08
Under the terms of the interest rate protection agreements we paid $0.3 million in one-time fees during 2006. We received $0.1 million for the first three months of 2007 and no amounts were received for the first three months of 2006.
In February 2007, we exercised the final extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2008, and includes the cost of extending the interest rate cap agreement.
Debt Activity. We paid $0.5 million of principal payments during the first three months of 2007.

Off—Balance Sheet Arrangements
Our share of mortgage debt of unconsolidated joint ventures is $81.6 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any unconsolidated SPE transactions.
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
As of March 31, 2007, approximately $213.8 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness. Our variable rate debt is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2007. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity

	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$1.3	$16.2	$4.1	$33.2	$65.4	$115.0	$235.2
Weighted-average interest rate — Carrying Value	6.5%	7.1%	7.7%	8.3%	5.6%	5.9%	—

Fixed rate amount — Fair Value	$2.4	$17.4	$5.1	$33.8	$65.4	$115.0	$239.1
Weighted-average interest rate — Fair Value	7.3%	7.2%	7.9%	8.3%	5.6%	5.9%	—

Variable rate amount (2)	$—	$213.8	$—	$—	$—	$—	$213.8
Weighted-average interest rate	—	8.3%	—	—	—	—	—

Interest rate cap agreements (3):
Notional amount	$—	$213.8	$—	$—	$—	$—	$213.8
Weighted-average cap rate	—	9.4%	—	—	—	—	—

(1)
Based upon the rates in effect at March 31, 2007, the weighted-average interest rates on our mortgage notes payable at March 31, 2007 was 7.2%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $2.1 million.

(2)
In February 2007, the final extension option on the $195.0 million 330 N. Wabash Avenue loan was purchased for $0.5 million, which extended the maturity date to March 9, 2008 and included the costs of extending the interest rate cap agreement.

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

Item 4. Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures
Based on management’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q, which was conducted with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, our Chief Executive Officer and our Executive Vice President—Capital Markets have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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

PART II—OTHER INFORMATION
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
On December 4, 2006, we were served with a copy of a Class Action Complaint and Demand for Jury Trial (the “Complaint”) filed by The Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd. (“Plaintiffs”) against Lightstone and us. The Complaint was filed on November 16, 2006 in the Circuit Court of Baltimore City, Maryland, Civil Division. We filed a motion to dismiss the Complaint on February 5, 2007. On March 1, 2007, Plaintiffs filed their First Amended Class Action Complaint and Demand for Jury Trial (“Amended Complaint”) and we filed a motion to dismiss the Amended Complaint on April 2, 2007.
In the Amended Complaint, the Plaintiffs seek damages, on behalf of the holders of our Series B Shares, resulting from an alleged plan by us to liquidate our assets and wind up our business without paying the Plaintiffs the $25.00 per share liquidation preference provided in our Articles of Amendment and Restatement. The Complaint also seeks disgorgement of dividends paid to Lightstone that Plaintiffs allege should have been paid to the holders of the Series B Shares in the form of the liquidation preference.
We believe that this case is without merit and we have legitimate defenses to this action. We intend to aggressively defend the case and we have tendered this case to the insurance companies providing our directors and officers liability insurance. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, although we currently do not believe its outcome will have a material adverse effect on our consolidated financial condition or results of operations.
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor Thistle, LLC, (“Plumcor/Thistle JV”), and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for adding the disclosure relating to the Sub-Prime Lender Tenant under the caption “Overview” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a)	Exhibits:

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: May 14, 2007	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.