Form 10-Q
period 2007-06-30
PRIME GROUP REALTY TRUST
filed 2007-08-14
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1—13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	36—4173047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 917—1300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non—accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b—2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non—Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On August 10, 2007, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10–Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30	December 31
	2007	2006
Assets:
Real Estate:
Land	$89,661	$90,936
Building and improvements	345,757	345,463
Tenant improvements	54,949	49,662
Furniture, fixtures and equipment	948	586

	491,315	486,647
Accumulated depreciation	(42,770)	(31,481)

	448,545	455,166
In—place lease value, net	18,895	25,493
Above—market lease value, net	19,459	23,265

	486,899	503,924

Property held for sale	3,675	3,740
Investments in unconsolidated entities	142,847	23,658
Cash and cash equivalents	49,332	60,111
Receivables, net of allowance for doubtful accounts of $1,061 and $402 at June 30, 2007 and December 31, 2006, respectively:
Tenant	1,264	1,018
Deferred rent	7,749	6,200
Other	1,191	2,202
Restricted cash escrows	42,995	43,998
Deferred costs, net	9,115	7,837
Other	1,018	1,410

Total assets	$746,085	$654,098

Liabilities and Shareholders’ Equity:
Mortgage notes payable	$566,338	$450,547
Mortgage note payable related to property held for sale	3,091	3,148
Liabilities related to property held for sale	157	110
Accrued interest payable	2,119	2,173
Accrued real estate taxes	20,935	21,302
Accrued tenant improvement allowances	11,647	8,849
Accounts payable and accrued expenses	6,928	9,822
Liabilities for leases assumed	4,854	4,962
Below—market lease value, net	8,977	11,868
Dividends payable	2,250	4,500
Other	6,351	7,587

Total liabilities	633,647	524,868
Minority interests:
Operating Partnership	83,502	100,147
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid—in capital	108,339	107,639
Distributions in excess of earnings	(79,445)	(78,598)

Total shareholders’ equity	28,936	29,083

Total liabilities and shareholders’ equity	$746,085	$654,098

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	June 30
	2007	2006
Revenue:
Rental	$14,100	$13,345
Tenant reimbursements	8,554	8,963
Other property revenues	1,714	1,426
Services Company revenue	787	577

Total revenue	25,155	24,311

Expenses:
Property operations	7,855	6,903
Real estate taxes	5,099	5,161
Depreciation and amortization	10,481	8,962
General and administrative	1,623	1,584
Services Company operations	696	803

Total expenses	25,754	23,413

Operating (loss) income	(599)	898
Interest and other income	981	566
Loss from investments in unconsolidated joint ventures	(224)	(3,365)
Interest:
Expense	(7,760)	(9,763)
Amortization of deferred financing costs	(232)	(351)

Loss from continuing operations before minority interests	(7,834)	(12,015)
Minority interests	9,995	14,139

Income from continuing operations	2,161	2,124
Discontinued operations, net of minority interests of $(2,036) and $(97) in 2007 and 2006, respectively	19	1

Income before gain on sales of real estate	2,180	2,125
Gain on sales of real estate, net of minority interests of $(638) in 2006	—	6

Net income	2,180	2,131
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(70)	$(119)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(0.38)	$(0.53)
Discontinued operations, net of minority interests	0.08	—
Gain on sales of real estate, net of minority interests	—	0.03

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(0.30)	$(0.50)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30
	2007	2006
Revenue:
Rental	$26,666	$26,730
Tenant reimbursements	17,242	17,511
Other property revenues	3,412	3,044
Services Company revenue	1,752	1,094

Total revenue	49,072	48,379

Expenses:
Property operations	15,465	13,120
Real estate taxes	10,476	10,457
Depreciation and amortization	18,075	18,193
General and administrative	3,309	3,406
Services Company operations	1,436	1,855

Total expenses	48,761	47,031

Operating income	311	1,348
Interest and other income	1,310	1,437
Loss from investments in unconsolidated joint ventures	(748)	(7,361)
Interest:
Expense	(15,574)	(18,768)
Amortization of deferred financing costs	(452)	(648)

Loss from continuing operations before minority interests	(15,153)	(23,992)
Minority interests	19,480	28,241

Income from continuing operations	4,327	4,249
Discontinued operations, net of minority interests of $(2,872) and $(137) in 2007 and 2006, respectively	26	1

Income before gain on sales of real estate	4,353	4,250
Gain on sales of real estate, net of minority interests of $(638) in 2006	—	6

Net income	4,353	4,256
Net income allocated to preferred shareholders	(4,500)	(4,500)

Net loss available to common shareholders	$(147)	$(244)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(0.73)	$(1.06)
Discontinued operations, net of minority interests	0.11	—
Gain on sales of real estate, net of minority interests	—	0.03

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(0.62)	$(1.03)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six months ended
	June 30
	2007	2006
Operating activities
Net income	$4,353	$4,256
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of mortgage notes payable	(678)	(687)
Amortization of above/below—market lease value (included in rental revenue)	656	1,433
Amortization of in—place lease value	6,059	7,982
Gain on sales of real estate (including discontinued operations)	(2,221)	(6)
Provision for doubtful accounts	735	48
Depreciation and amortization (including discontinued operations of $128 and $297 in 2007 and 2006, respectively)	12,596	11,156
Net equity in loss from investments in unconsolidated joint ventures	748	7,361
Minority interests (including discontinued operations of $(2,872) and $(137) in 2007 and 2006, respectively)	(16,608)	(27,466)
Net changes in operating assets and liabilities:
Accounts receivable	(1,555)	(541)
Other assets	358	(241)
Accrued interest payable	(54)	1,554
Accrued real estate taxes	5	(413)
Accounts payable and accrued expenses	(1,020)	(534)
Other liabilities	(1,162)	(2,643)

Net cash provided by operating activities	2,212	1,259

Investing activities
Capital expenditures for real estate and equipment	(8,736)	(8,843)
Proceeds from sales of real estate	4,685	2,136
Payments for tax indemnity agreement	—	(4,200)
Decrease (increase) in restricted cash escrows	996	(4,510)
Leasing costs	(1,639)	(2,540)
Investment in unconsolidated entities	(120,000)	—

Net cash used in investing activities	(124,694)	(17,957)

Financing activities
Financing costs	(660)	(1,960)
Proceeds from mortgages and notes payable	120,000	113,000
Repayment of mortgages and notes payable (including discontinued operations of $23 and $23 in 2007 and 2006, respectively)	(887)	(835)
Distributions to minority interests — operating partnership	—	(75,328)
Dividends paid to Series B—preferred shareholders	(6,750)	(4,500)
Dividends paid to common shareholder	—	(672)

Net cash provided by financing activities	111,703	29,705

Net (decrease) increase in cash and cash equivalents	(10,779)	13,007
Cash and cash equivalents at beginning of period	60,111	17,609

Cash and cash equivalents at end of period	$49,332	$30,616

Other information
Interest paid	$16,293	$18,086
Income taxes paid	118	493
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
During the six months ended June 30, 2007, we sold assets, net of assumed liabilities, as follows:

Six months
ended June 30
2007

Real estate, net	$5,513
Deferred costs, net	48
Mortgage notes payable assumed by buyer	(2,701)
Accrued real estate taxes	(369)
Other liabilities and assets, net	(27)

Net assets sold	2,464
Proceeds from sale of real estate	4,685

Gain on sales of real estate (1)	$2,221

(1)	These gains are included in discontinued operations.
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S—X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10—K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 20, 2007.
Certain prior period amounts have been reclassified to conform to the current financial statement presentation.
We have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, one industrial property and joint venture interests in two office properties that are primarily located in the Chicago area and are leased through operating leases to unrelated third parties and a membership interest in an entity which owns extended-stay hotel properties.
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
3. Impact of Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have a material effect on our results of operations or financial position.
We had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2007. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007. We have no interest or penalties relating to income taxes recognized in the statement of operations for the six months ended June 30, 2007 or in the balance sheet as of June 30, 2007. During 2006, the Internal Revenue Service began an examination of the tax returns for our Operating Partnership for the years 2003 and 2004 as well as with respect to the Operating Partnership’s subsidiary 180 N. LaSalle, L.L.C. for the year 2004. We expect those examinations to be concluded and settled within the year. As of June 30, 2007, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change in our fair value measurements.

3. Impact of Recently Issued Accounting Standards (continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company has not yet determined the impact of adopting SFAS No. 159 on its consolidated financial statements.
4. Mortgage Notes Payable
On June 29, 2007, we, through our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), obtained a $120.0 million non-recourse loan from Citicorp USA, Inc. (“Citicorp”). The loan is interest only and accrues interest at a variable rate of 4.0% above LIBOR or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan has a maturity date of June 10, 2008 and is guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC and, our Chairman of the Board, David Lichtenstein.
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
Total interest paid on mortgage notes payable was $16.3 million and $18.1 million for the six months ended June 30, 2007 and 2006, respectively. No capitalization of interest occurred in the six months ended June 30, 2007 and 2006.
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
7. Property Held For Sale
As of June 30, 2007, we have classified our 1051 North Kirk Road property, a 120,004 square foot industrial property located in Batavia, Illinois, as held for sale. On May 16, 2007, we received notice from the tenant of their election to exercise the option in their lease to purchase the property for a sales price of $4.1 million. We expect to recognize a book gain according to GAAP of approximately $0.5 million upon closing of the sale of the property, which we anticipate to occur approximately one year following their notice.

7. Property Held For Sale (continued)
Property held for sale at June 30, 2007 and December 31, 2006 represents our cost basis (dollars in thousands):

	(unaudited)
	June 30	December 31
	2007	2006
Real estate, net	$3,211	$3,260
Tenant receivables	—	13
Deferred rent receivables	77	61
In-place lease value, net	255	267
Above-market lease value, net	132	139

Property held for sale	$3,675	$3,740

In addition, certain liabilities related to this property at June 30, 2007 and December 31, 2006 have also been reclassified (dollars in thousands):

	June 30	December 31
	2007	2006
Mortgage note payable	$3,091	$3,148
Accrued real estate taxes	107	104
Accounts payable and accrued expenses	43	2
Other liabilities	7	4

Mortgage note payable and liabilities related to property held for sale	$3,248	$3,258

8. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long—Lived Assets,” (“SFAS 144”) net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our June 30, 2007 interim consolidated financial statements and for all periods presented.
On May 16, 2007, we received notice from the tenant at our 1051 North Kirk Road property that they have elected to exercise the option in their lease to purchase the property. The closing of the sale is anticipated to occur approximately one year following their notice.
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sales price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.
Below is a summary of the results of operations for our 1051 North Kirk Road property, our Narco River Business Center property and the residual effects related to properties sold in prior years (dollars in thousands):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Rental revenue	$223	$273	$527	$551
Tenant reimbursements	97	165	250	298
Other property income	—	7	1,091	7

Total revenue	320	445	1,868	856

Property operations	39	38	54	53
Real estate taxes	80	51	553	142
Depreciation and amortization	21	145	128	297
Interest:
Expense	346	113	456	226
Amortization of deferred financing costs	—	—	—	—

Total expenses	486	347	1,191	718

(Loss) income before gain on sales of real estate and minority interests	(166)	98	677	138
Gain on sales of real estate	2,221	—	2,221	—
Minority interests	(2,036)	(97)	(2,872)	(137)

Discontinued operations	$19	$1	$26	$1

9. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2007, we are in compliance with the requirements of all of these financial covenants.

10. Recent Developments
On June 21, 2007 our board of trustees (“Board”) declared and set apart for payment a quarterly dividend on our Series “B” Preferred Shares of $0.5625 per share for the second quarter of 2007 dividend period. The quarterly dividend had a record date of July 6, 2007 and was paid on July 31, 2007.
11. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted—average common share of beneficial interest for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, except for per share amounts):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Numerator:
Loss from continuing operations before minority interests	$(7,834)	$(12,015)	$(15,153)	$(23,992)
Minority interests	9,995	14,139	19,480	28,241
Net income allocated to preferred distributions	(2,250)	(2,250)	(4,500)	(4,500)

Loss before discontinued operations and gain on sales of real estate	(89)	(126)	(173)	(251)
Discontinued operations, net of minority interests	19	1	26	1
Gain on sales of real estate, net of minority interests	—	6	—	6

Net loss available to common shareholders	$(70)	$(119)	$(147)	$(244)

Denominator:
Weighted-average common shares	236,483	236,483	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—	—	—
Nonvested employee stock grants	—	—	—	—

Adjusted weighted—average common shares and assumed conversions	236,483	236,483	236,483	236,483

Basic and diluted earnings available to common shares per weighted—average common share:
Loss from continuing operations	$(0.38)	$(0.53)	$(0.73)	$(1.06)
Discontinued operations, net of minority interests	0.08	—	0.11	—
Gain on sales of real estate, net of minority interests	—	0.03	—	0.03

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(0.30)	$(0.50)	$(0.62)	$(1.03)

12. Investments in Unconsolidated Joint Ventures
We have investments in two joint ventures, which we account for under the equity method of accounting, and a membership interest in an entity which owns extended-stay hotel properties, which we account for under the cost method of accounting as we do not have significant influence over the operations of this entity. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.
Extended Stay Hotels. On June 29, 2007, we, through a wholly-owned subsidiary, PGRT ESH, purchased a $120.0 million membership interest in BHAC Capital IV, L.L.C., an entity which owns 100.0% of Extended Stay Hotels, Inc. (“ESH”), from Lightstone Holdings LLC (“Lightstone Holdings”), an affiliate of Lightstone. ESH and its affiliates own mid-price extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
The membership interest purchase agreement (the “Purchase Agreement”) between PGRT ESH and Lightstone Holdings contains (i) representations and warranties by PGRT ESH and Lightstone Holdings, which are customary for this type of transaction and (ii) a covenant that Lightstone Holdings and David Lichtenstein, the principal of Lightstone Holdings and our Chairman of the Board, will indemnify PGRT ESH and us from any adverse tax consequences arising from PGRT ESH’s ownership of the membership interest in the owner of ESH.
The $120.0 million membership interest has a liquidation preference of $120.0 million, a 12.0% preferred dividend rate per annum payable monthly, and is entitled to receive a 15.14% residual profits interest. The membership interest generally has no voting rights, but protective rights such that PGRT ESH’s consent is generally required to amend, alter or repeal any provision that materially or adversely affects the powers, rights, privileges or preferences of PGRT ESH’s membership interest.
The purchase price was financed by a $120.0 million non-recourse loan to PGRT ESH from Citicorp, which loan is secured by a pledge of the membership interest and any proceeds from such interest. The loan has a maturity date of June 10, 2008, and an interest rate of 4.0% above LIBOR or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan is guaranteed by Lightstone Holdings and David Lichtenstein.
It is contemplated in the loan documents, although not required, that the loan will ultimately be secured by pledges of additional collateral, including pledges by affiliates of Lightstone of their ownership interests in us and the Operating Partnership and pledges of other assets owned by affiliates of Lightstone LLC, but not by pledges of any of our assets or our Operating Partnership or subsidiaries assets, other than PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. The loan documents contain provisions for an increase in the interest rate and partial repayment of portions of the loan if additional collateral is not pledged pursuant to a schedule contained in the loan documents.
The United Building. We own a 50.0% common interest in 77 West Wacker Drive, L.L.C., which owns The United Building (formerly 77 West Wacker Drive), a 959,719 square foot office building located in Chicago, Illinois. Our joint venture partner also has a 50.0% common interest and in addition has a $66.0 million preferred ownership interest with a 9.5% cumulative preferred return in this property. Our interest at June 30, 2007 was $22.8 million and at December 31, 2006 was $23.5 million (included in Investments in unconsolidated entities in our consolidated financial statements). Our share of the venture’s operations was a loss of $0.3 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and a loss of $0.8 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively (included in Loss from investments in unconsolidated joint ventures in our consolidated financial statements). At June 30, 2007, we were current with respect to the 9.5% cumulative preferred return.

The following table represents the condensed income statements of 77 West Wacker Drive, L.L.C. on a historical basis (dollars in thousands):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Total revenue	$10,276	$10,064	$20,375	$20,035
Total expense	9,292	10,145	18,802	20,467

Net income (loss)	$984	$(81)	$1,573	$(432)

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at June 30, 2007 and December 31, 2006 was an equity investment of $17,000 and $127,000, respectively (included in Investments in unconsolidated entities in our consolidated financial statements). Our share of the venture’s operations was a loss of $12,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively, and a loss of $47,000 and a gain of $8,000 for the six months ended June 30, 2007 and 2006, respectively (included in Loss from investments in unconsolidated joint ventures in our consolidated financial statements).
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
Citadel Center. On November 8, 2006, Dearborn LLC, the owner of Citadel Center, closed on the sale of Citadel Center. A subsidiary of our Operating Partnership owned a thirty percent (30.0%) joint venture interest in Dearborn LLC. Our share of the venture’s operations was a loss of $2.5 million and $5.6 million for the three and six months ended June 30, 2006, respectively (included in Loss from investments in unconsolidated joint ventures in our consolidated financial statements).
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

13. Commitments and Contingencies (continued)
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At June 30, 2007, this escrow had a balance of $1.25 million plus interest of $80,101.
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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of non—friable spray—on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is not friable and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations". A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional

13. Commitments and Contingencies (continued)
asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $1.8 million related to asbestos abatement as of June 30, 2007.
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
Continental Towers. On December 12, 1997, the Operating Partnership purchased and amended the mortgage note (“Mortgage Note”) secured by the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). In connection with the purchase of the mortgage note, on December 12, 1998 the Operating Partnership entered into a Tax Indemnity Agreement with certain other parties, including Roland E. Casati (“Mr. Casati”) and Richard H. Heise (“Mr. Heise”) (Mr. Casati and Mr. Heise being the then beneficial owners of Continental Towers), pursuant to which the Operating Partnership agreed to indemnify Mr. Casati and Mr. Heise from certain taxes which would be incurred in connection with certain taxable events relating to Continental Towers, including a foreclosure of the mortgage note. The Operating Partnership’s liability under the Tax Indemnity Agreement expires January 5, 2013.
On January 10, 2006, the Operating Partnership and certain other parties, including Mr. Casati and Mr. Heise, restructured the ownership structure of Continental Towers and amended and restated the Tax Indemnity Agreement to, among other things, (a) create an undivided tenant in common ownership structure whereby (i) Continental Towers, L.L.C. (“64.0% Owner”) held an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”) held an undivided 36.0% interest in the property; (b) reduce the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million; and (c) remove Mr. Casati from the ownership structure of Continental Towers and release the Operating Partnership from any liability to Mr. Casati under the Tax Indemnity Agreement. The Operating Partnership paid Mr. Casati $4.2 million in connection with this transaction to obtain a release of the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. Mr. Heise’s interest in the Property was limited to a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”). The Operating Partnership also transferred its interest in the Mortgage Note to our wholly—owned subsidiary, PGRT Equity, LLC.

13. Commitments and Contingencies (continued)
In November 2006, the 36.0% Owner was dissolved and its undivided ownership interest in the property was transferred to Continental Towers Associates III, LLC (the “New 36.0% Owner”), a newly formed Delaware limited liability company. Continental Towers Associates II, LLC, also a newly formed Delaware limited liability company, is the sole member of the New 36.0% Owner. Mr. Heise holds a 96.7% non-managing membership interest in Continental Towers Associates II, LLC and the CT Entities own the remaining managing membership interests.
In December 2006, the ownership of the property was bifurcated into two parcels, one parcel comprising 64.0% of the estimated value of Continental Towers owned by the 64.0% Owner, which is owned by the CT Entities and the other parcel comprising 36.0% of the estimated value of Continental Towers owned by the New 36.0% Owner.
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
Under the Amended Tax Indemnity Agreement and the operating agreement of the New 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise’s consent rights relate to the following actions: (1) sale or disposition of the Continental Towers property or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers property; (3) amendments to the Mortgage Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth as defined in the agreement of at least $100.0 million (which is currently $162.8 million as calculated pursuant to the agreement) or (y) we deposit security in the amount of the potential tax payment which would be due by Mr. Heise, grossed—up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we are required to pay the amount of the tax, on a grossed—up basis, to Mr. Heise. In the event that our net worth as defined in the agreement falls below $50.0 million (which is currently $162.8 million as calculated pursuant to the agreement), then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.
The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third—party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

13. Commitments and Contingencies (continued)
Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed these tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space.
One of these leases is a lease entered into between the joint venture currently owning the property known as Citadel Center and Citadel Investment Group, LLC (“Citadel”). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre—existing lease (the “Citadel Reimbursement Obligation”) for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois.
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro—rata over the life of this sublease, of which $0.5 million has been received through June 30, 2007. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $49.6 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at June 30, 2007 and December 31, 2006 includes $4.2 million and $4.1 million, respectively, related to the Citadel Reimbursement Obligation, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2007, this lease has a remaining estimated gross rental obligation of approximately $1.1 million. On February 14, 2003, we re—leased the space to the tenant for the remainder of the lease term of the pre—existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.7 million and $0.9 million in liabilities for leases assumed at June 30, 2007 and December 31, 2006, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre—existing lease and the expected future rent from the tenant under the new lease.
14. Subsequent Events
One of our tenants (the “Sub-Prime Lender Tenant”) whose projected gross rent for 2007 was estimated to equal approximately 6.0% of our projected aggregate gross rentals for 2007 is in the sub-prime lending business. As has been publicly discussed in numerous media outlets recently, the sub-prime lending industry in general has been undergoing serious financial difficulties and several key companies in the sub-prime lending industry have filed for bankruptcy protection and/or ceased making new loans. There can be no assurances that this tenant is free from the difficulties affecting the sub-prime lending market in general or that it will pay its rent on a timely basis through the expiration or earlier termination of the lease. The Sub-Prime Lender Tenant has been delinquent in paying rent since May 1, 2007. In July 2007, we executed a lease amendment with the Sub-Prime Lender Tenant, pursuant to which, among other things (i) the square footage being leased by this tenant was reduced by approximately one-half effective as of June 1, 2007, thereby resulting in the reduction of rent by approximately that amount, (ii) the tenant, brought the rent current and (iii) the tenant deposited as a security deposit approximately six months of the reduced rent, which we can use to pay rent on a current basis. There can be no assurances that the Sub-Prime Lender Tenant will continue to pay rent if and when the security deposit is exhausted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD—LOOKING STATEMENTS
This Quarterly Report on Form 10–Q includes certain forward—looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward—looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward—looking statements, which speak only as of June 30, 2007.
Among the matters about which we have made assumptions in connection with these forward—looking statements are the following:
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
In addition, historical results and percentage relationships set forth in this Quarterly Report on Form 10–Q are not necessarily indicative of future operations.
OVERVIEW
We are a fully—integrated, self—administered and self—managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we have joint venture interests in two office properties containing an aggregate of 1.1 million net rentable square feet and a membership interest in an entity which owns extended-stay hotel properties. We lease and manage 4.9 million square feet comprising all of our wholly—owned properties and one joint venture property. In addition, we are also the managing and leasing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest and which was sold in November 2006.

All of our properties, except one joint venture property, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.
Our results reflect the general weakness in the office leasing market in the Chicago metropolitan area over the past several years. Because of this weakness in the leasing market, we have been challenged to retain existing tenants and locate new tenants for our vacant and non—renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings continue to come on line in the next few years, the additional supply may add to the challenge.
Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market.
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first and second quarters of 2007 and at the end of the last three quarters of 2006, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	June 30	March 31	December 31	September 30	June 30
	2007	2007	2006	2006	2006

Portfolio Total	76.3%	80.2%	79.6%	79.9%	87.9%

Unconsolidated Joint Venture Properties	90.0%	92.1%	76.4%	89.0%	81.1%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 — 1996 standards established by the Building Owners and Managers Association (“BOMA”). Minor variations in occupancy resulted from this change.
One of our tenants (the “Sub-Prime Lender Tenant”) whose projected gross rent for 2007 was estimated to equal approximately 6.0% of our projected aggregate gross rentals for 2007 is in the sub-prime lending business. As has been publicly discussed in numerous media outlets recently, the sub-prime lending industry in general has been undergoing serious financial difficulties and several key companies in the sub-prime lending industry have filed for bankruptcy protection and/or ceased making new loans. There can be no assurances that this tenant is free from the difficulties affecting the sub-prime lending market in general or that it will pay its rent on a timely basis through the expiration or earlier termination of the lease. The Sub-Prime Lender Tenant has been delinquent in paying rent since May 1, 2007. In July 2007, we executed a lease amendment with the Sub-Prime Lender Tenant, pursuant to which, among other things (i) the square footage being leased by this tenant was reduced by approximately one-half effective as of June 1, 2007, thereby resulting in the reduction of rent by approximately that amount, (ii) the tenant, brought the rent current and (iii) the tenant deposited as a security deposit approximately six months of the reduced rent, which we can use to pay rent on a current basis. There can be no assurances that the Sub-Prime Lender Tenant will continue to pay rent if and when the security deposit is exhausted. As a result, the allowance for doubtful accounts has been increased by $0.5 million.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $1.1 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively.
Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at June 30, 2007 and December 31, 2006, were $4.9 million and $5.0 million, respectively.
Impairment of Long—Lived Assets. In evaluating our assets for impairment in accordance with SFAS 144, we record impairment losses on long—lived assets used in operations when events and circumstances indicate that the assets might be impaired. Under SFAS 144, assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated cash flows over an anticipated hold period. If these cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of the related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk—adjusted rate of interest.
At June 30, 2007, we determined that no impairments were necessary. In evaluating our other long—lived assets used in operations for impairment at June 30, 2007, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations
Comparison of the three months ended June 30, 2007 to June 30, 2006
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

			$	%
(Dollars in thousands)	2007	2006	Change	Change

Property revenues	$24,368	$23,734	$634	2.7%
Services Company revenues	787	577	210	36.4

Total revenues	25,155	24,311	844	3.5

Property operating expenses	12,954	12,064	890	7.4
Depreciation and amortization	10,481	8,962	1,519	16.9
General and administrative	1,623	1,584	39	2.5
Services Company operations	696	803	(107)	(13.3)

Total expenses	25,754	23,413	2,341	10.0

Operating (loss) income	(599)	898	(1,497)	(166.7)
Interest and other income	981	566	415	73.3
Loss from investments in unconsolidated joint ventures	(224)	(3,365)	3,141	93.3
Interest:
Expense	(7,760)	(9,763)	2,003	20.5
Amortization of deferred financing costs	(232)	(351)	119	33.9

Loss from continuing operations before minority interests	(7,834)	(12,015)	4,181	34.8
Minority interests	9,995	14,139	(4,144)	(29.3)

Income from continuing operations	2,161	2,124	37	1.7
Discontinued operations, net of minority interests	19	1	18	1,800.0

Income before gain on sales of real estate	2,180	2,125	55	2.6
Gain on sales of real estate, net of minority interest	—	6	(6)	(100.0)

Net income	$2,180	$2,131	$49	2.3%

Property Revenues. The increase of $0.6 million in property revenue was primarily attributable to the accelerated amortization of the above and below-market lease values due to the lease amendment (see Note 14 — Subsequent Events to our consolidated financial statements included in this report for further information) executed with our Sub-Prime Lender Tenant, which resulted in an increase to rental revenue ($1.3 million), the commencement of a lease at our Continental Towers property in August 2006 ($0.6 million), the termination of a lease at our 330 N. Wabash Avenue property ($0.4 million) and the recognition of management fee income for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone ($0.2 million). These were partially offset by the expiration of a lease at our 330 N. Wabash Avenue property in August 2006 ($1.8 million).
Service Company Revenues. The increase of $0.2 million in our Services Company revenues during the second quarter of 2007 was primarily due to increased leasing commission income as a result of increased leasing activity at The United Building.

Property Operating Expenses. The increase of $0.9 million in property operating expenses was primarily attributable to bad debt expense associated with our Sub-Prime Lender Tenant ($0.5 million), bad debt expense associated with a tenant at our 800-Jorie Boulevard property ($0.2 million) and reduced real estate tax projections for 2005 in 2006 at our Continental Towers property ($0.2 million).
Depreciation and Amortization. The increase of $1.5 million in depreciation and amortization was primarily attributable to the accelerated depreciation and amortization of tenant improvements and in-place lease values due to the lease amendment executed with our Sub-Prime Lender Tenant ($2.9 million) and the termination of a lease at our 330 N. Wabash Avenue property, which resulted in the acceleration of the tenant related assets depreciation and amortization ($0.3 million). This was partially offset by the expiration of a lease at our 330 N. Wabash Avenue property in August 2006 at which time the tenant related assets became fully depreciated ($0.9 million) and various other 2006 lease expirations resulting in decreased depreciation and amortization ($0.7 million).
Interest and Other Income. The increase of $0.4 million in interest and other income was primarily due to the increase in the average balance of our interest bearing short-term investment accounts as well as the increase in the average interest rate earned from 4.9% to 5.1% in the second quarter of 2006 and 2007, respectively.
Loss From Investments in Unconsolidated Joint Ventures. The decrease of $3.1 million in loss from investments in unconsolidated joint ventures is primarily due to the sale of the Citadel Center property in November 2006 and liquidation of our 30.0% joint venture interest ($2.5 million) relating to that property and improved operating results from our equity investment in The United Building ($0.5 million) due to increased depreciation and amortization in 2006 related to the termination of a tenant lease.
Interest Expense. The decrease of $2.0 million in interest expense is primarily due to the $1.7 million in additional interest expense recognized during the second quarter of 2006 for the IPC Loan that was retired in connection with the sale of Citadel Center in the fourth quarter of 2006.
Amortization of Deferred Financing Costs. The decrease of $0.1 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of previously discussed debt retirement in 2006.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which is classified as property held for sale on our consolidated balance sheets, our former Narco River Business Center property, which was sold in May 2007, and the residual effects related to properties sold in prior years.

Comparison of the six months ended June 30, 2007 to June 30, 2006
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

			$	%
(Dollars in thousands)	2007	2006	Change	Change

Property revenues	$47,320	$47,285	$35	0.1%
Services Company revenues	1,752	1,094	658	60.1

Total revenues	49,072	48,379	693	1.4

Property operating expenses	25,941	23,577	2,364	10.0
Depreciation and amortization	18,075	18,193	(118)	(0.6)
General and administrative	3,309	3,406	(97)	(2.8)
Services Company operations	1,436	1,855	(419)	(22.6)

Total expenses	48,761	47,031	1,730	3.7

Operating income	311	1,348	(1,037)	(76.9)
Interest and other income	1,310	1,437	(127)	(8.8)
Loss from investments in unconsolidated joint ventures	(748)	(7,361)	6,613	89.8
Interest:
Expense	(15,574)	(18,768)	3,194	17.0
Amortization of deferred financing costs	(452)	(648)	196	30.2

Loss from continuing operations before minority interests	(15,153)	(23,992)	8,839	36.8
Minority interests	19,480	28,241	(8,761)	(31.0)

Income from continuing operations	4,327	4,249	78	1.8
Discontinued operations, net of minority interests	26	1	25	2,500.0

Income before gain on sales of real estate	4,353	4,250	103	2.4
Gain on sales of real estate, net of minority interest	—	6	(6)	(100.0)

Net income	$4,353	$4,256	$97	2.3%

Property Revenues. The increase of $35,000 in property revenue was primarily attributable to the accelerated amortization of the above and below-market lease values due to the lease amendment (see Note 14 — Subsequent Events to our consolidated financial statements included in this report for further information) executed with our Sub-Prime Lender Tenant, which resulted in an increase to rental revenue ($1.3 million), the commencement of a lease at our Continental Towers property in August 2006 ($1.3 million), the termination of a lease at our 330 N. Wabash Avenue property ($0.4 million), increased occupancy at our 180 N. LaSalle Street property ($0.3 million) and the recognition of management fee income for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone ($0.3 million). These were partially offset by the expiration of a lease at our 330 N. Wabash Avenue property in August 2006 ($3.6 million).
Service Company Revenues. The increase of $0.7 million in our Service Company revenues during the first six months of 2007 was primarily due to increased leasing commission income as a result of increased leasing activity at The United Building.
Property Operating Expenses. The increase of $2.4 million in property operating expenses was primarily attributable to an increase in rates for utilities ($0.7 million), bad debt expense associated with our Sub-Prime Lender Tenant ($0.5 million), bad debt expense associated with a tenant at our 800-Jorie Boulevard property ($0.4 million), changes in real estate taxes at our Continental Towers property ($0.4 million), architectural fees associated with our 330 N. Wabash Avenue property ($0.2 million) and increased real estate taxes at our 330 N. Wabash Avenue property ($0.2 million).

Depreciation and Amortization. The decrease of $0.1 million in depreciation and amortization was primarily attributable to the expiration of a lease at our 330 N. Wabash Avenue property in August 2006 at which time the tenant related assets became fully depreciated ($1.7 million) and various other 2006 lease expirations resulting in decreased depreciation and amortization ($1.5 million). These were partially offset by the accelerated depreciation and amortization of tenant improvements and in-place lease values due to the lease amendment executed with our Sub-Prime Lender Tenant ($2.9 million) and the termination of a lease at our 330 N. Wabash Avenue property, which resulted in the acceleration of the tenant related assets depreciation and amortization ($0.3 million).
Services Company Operations. The decrease of $0.4 million in Services Company operations is primarily due to the provision for income taxes in 2006 as a result of management fee income previously recorded in the Services Company in 2006 which is now recorded in the Operating Partnership as other property revenues.
Interest and Other Income. The decrease of $0.1 million in interest and other income was primarily due to the decrease in the average balance of our interest bearing short-term investment accounts.
Loss From Investments in Unconsolidated Joint Ventures. The decrease of $6.6 million in loss from investments in unconsolidated joint ventures is primarily due to the sale of the Citadel Center property in November 2006 and liquidation of our 30.0% joint venture interest ($5.6 million) relating to that property and improved operating results from our equity investment in The United Building ($1.0 million) due to increased depreciation and amortization in 2006 related to the termination of a tenant lease.
Interest Expense. The decrease of $3.2 million in interest expense is primarily due to the $3.1 million in additional interest expense recognized during the first six months of 2006 for the IPC Loan that was retired in connection with the sale of Citadel Center in the fourth quarter of 2006.
Amortization of Deferred Financing Costs. The decrease of $0.2 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of previously discussed debt retirement in 2006.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which is classified as property held for sale on our consolidated balance sheets, our former Narco River Business Center property, which was sold in May 2007, and the residual effects related to properties sold in prior years.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions and service our debt and other short—term and long—term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non—cash and non—operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long—term liabilities are also considered key to assessing our liquidity.
Cash Flows from Operating Activities. Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006 — an increase of $0.9 million. This change was primarily due to the following non-recurring events: the receipt of a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property, a $0.6 million lease termination fee from a tenant at our 330 N. Wabash Avenue property in the second quarter of 2007 and $0.3 million management fees for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone. These events were offset by the non-receipt of rents as of June 30, 2007 for May and June 2007 from our Sub-Prime Lender Tenant totaling $0.9 million.
Cash Flows from Investing Activities. Net cash used in investing activities was $124.7 million for the six months ended June 30, 2007 compared to $18.0 million for the six months ended June 30, 2006 — an increase of $106.7 million. In June 2007, we invested $120.0 million in a membership interest in the entity that owns Extended Stay Hotels, Inc. This increase was offset by proceeds of $4.7 million related to the sale of our Narco River property, as compared to $2.1 million in proceeds from the sale of a Libertyville land parcel during the first half of 2006. In addition, a net of $1.0 million became unrestricted and available for use from our restricted escrow account during the first six months of 2007 compared to a $4.5 million increase in our restricted escrow balance during the first six months of 2006. In January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property. Additionally, we experienced a reduction of $1.0 million in leasing costs in the first half of 2007 over the same period of 2006.
Cash Flows from Financing Activities. Net cash provided by financing activities was $111.7 million for the six months ended June 30, 2007 compared to $29.7 million for the six months ended June 30, 2006 — an increase of $82.0 million. This increase was primarily a result of $80.5 million in dividends paid in the first six months of 2006 compared to $6.8 million in the first six months of 2007. Also contributing to the increase was $120.0 million in loan proceeds received on a non-recourse loan from Citicorp in June 2007, as compared to $113.0 million of loan proceeds received in the first six months of 2006. A reduction of $1.3 million in financing fees was recognized in the first six months of 2007 compared to the first six months of 2006.
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

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short—term capital needs. For the remainder of 2007, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short—term and long—term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long—term capital needs or be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2007, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At June 30, 2007, these accounts totaled $43.0 million. These escrows relate to the $19.5 million escrow for capital and tenant improvements, the $8.9 million escrow for real estate taxes and insurance, the $6.7 million escrow representing lease obligations, the $3.7 million escrow related to environmental remediation and asbestos abatement, the $2.5 million escrow for depository accounts, and the remaining $1.7 million escrow is reserved for various other purposes.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of June 30, 2007:

	Payments Due by Period
	(dollars in thousands)
			2008/	2010/	2012 and
Contractual Obligations (A)	Total	2007	2009	2011	Thereafter
Mortgage notes payable (B)	$569,429	$1,519	$353,688	$99,222	$115,000
Operating lease obligations	2,657	123	473	443	1,618
Tenant improvement allowances (C)	11,647	11,647	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	47,889	5,287	17,890	18,335	6,377

Total contractual cash obligations	$631,622	$18,576	$372,051	$118,000	$122,995

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)
These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the six months ended June 30, 2007, amortization totaled $0.9 million. The actual amount owed to lenders for mortgage notes payable at June 30, 2007, is $566.0 million.

(C)	We have escrows of $8.1 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $39.4 million consisting of base rent and the pro—rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $6.7 million to fund a portion of this contractual amount at June 30, 2007.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts								2012 and
Other Commercial Commitments	Committed		2007		2008-2009		2010-2011		Thereafter
Guarantees (A)	$3,056		$300		$1,200		$1,200		$356
Unconsolidated joint ventures (B)	81,359		539		2,334		2,633		75,853
Tax indemnifications (C)	14,018		(C	)	(C	)	(C	)	(C	)
Environmental remediation (D)	1,790		(D	)	(D	)	(D	)	(D	)
Series B Shares (E)	(E	)	4,500		18,000		18,000		(E	)

Total commercial commitments	$100,223		$5,339		$21,534		$21,833		$76,209

(A)
This represents a guarantee for $3.1 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owns the office building located at 77 West Wacker Drive.

(B)
We have a 50.0% common interest in an unconsolidated real estate joint venture that owns an office building located at 77 West Wacker Drive. The amount shown includes 50.0% of the balance of the $162.7 million mortgage note payable secured by the property.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns a 0.1 million square foot office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of June 30, 2007. See Note 14 — Commitments and Contingencies — Continental Towers to our consolidated financial statements included in this report for further information.

(D)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 14 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(E)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares for the second quarter of 2007 of $0.5625 per share. The quarterly dividend had a record date of July 6, 2007 and was paid on July 31, 2007.

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
Indebtedness. Our aggregate indebtedness had a fair value of $569.4 million at June 30, 2007. This indebtedness had a weighted average maturity of 3.0 years and bore interest at a weighted average interest rate of 7.7% per annum. At June 30, 2007, $235.6 million, or 41.4% of such indebtedness, bore interest at fixed rates, and $333.8 million, or 58.6% of such indebtedness, bore interest at variable rates. Of our variable rate debt, $213.8 million is subject to interest rate cap agreements.
Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

		Capped
	Notional	LIBOR/
	Amount as of	Eurodollar	Effective	Expiration
Loan Associated with	June 30, 2007	Rate	Date	Date

330 N. Wabash Avenue
First Mortgage/Mezzanine Loans	$195,000,000	6.6%	3/15/07	3/15/08
Continental Towers
First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
PGRT Equity
Mezzanine Loans	$47,000,000	4.8%	1/03/06	1/03/08
PGRT Equity II
Mezzanine Loan	$11,000,000	4.8%	1/03/06	1/03/08
Under the terms of the interest rate protection agreements we paid $0.3 million in one—time fees during 2006. We received $0.1 million during the first six months of 2007 and no amounts were received during the first six months of 2006.
In February 2007, we exercised the final extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2008, and includes the cost of extending the interest rate cap agreement.
Debt Activity. We paid $0.9 million of principal payments during the first six months of 2007.

Off—Balance Sheet Arrangements
Our share of mortgage debt of unconsolidated joint ventures is $81.4 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off—balance sheet arrangements or for other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any unconsolidated SPE transactions.
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
As of June 30, 2007, approximately $333.8 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness. Of our variable rate debt, $213.8 million is subject to interest rate cap agreements that are designed to mitigate some of this risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted—average interest rates by expected maturity dates as of June 30, 2007. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity

	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$0.9	$16.1	$1.6	$33.2	$65.4	$115.0	$232.2
Weighted—average interest rate — Carrying Value	6.5%	7.1%	6.4%	8.3%	5.6%	5.9%	—

Fixed rate amount — Fair Value	$1.5	$17.2	$2.7	$33.8	$65.4	$115.0	$235.6
Weighted—average interest rate — Fair Value	7.2%	7.2%	7.2%	8.3%	5.6%	5.9%	—

Variable rate amount (2)	$—	$333.8	$—	$—	$—	$—	$333.8
Weighted—average interest rate	—	8.6%	—	—	—	—	—

Interest rate cap agreements (3):
Notional amount	$—	$213.8	$—	$—	$—	$—	$213.8
Weighted—average cap rate	—	9.4%	—	—	—	—	—

(1)
Based upon the rates in effect at June 30, 2007, the weighted—average interest rates on our mortgage notes payable at June 30, 2007 was 7.7%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $3.3 million.

(2)
On June 29, 2007, we, through PGRT ESH obtained a $120.0 million non-recourse loan from Citicorp. The loan is interest only and accrues interest at a variable rate of 4.0% above LIBOR or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan has a maturity date of June 10, 2008 and is guaranteed by Lightstone Holdings LLC, and our Chairman of the Board, David Lichtenstein.

In February 2007, the final extension option on the $195.0 million 330 N. Wabash Avenue loan was purchased for $0.5 million, which extended the maturity date to March 9, 2008 and included the costs of extending the interest rate cap agreement.

(3)
In connection with the 330 N. Wabash Avenue loan extension we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our 330 N. Wabash Avenue property.

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

Item 4. Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures
Based on management’s evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10–Q, which was conducted with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, our Chief Executive Officer and our Executive Vice President—Capital Markets have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10–Q.
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

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward—Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10–Q and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10—K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10—K for the year ended December 31, 2006, except for adding the disclosure relating to the Sub-Prime Lender Tenant under the caption “Overview” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10–Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Common Shareholders was held on June 21, 2007. At the meeting, the holder of our common shares voted on the re-election of all six of our trustees for one-year terms. Voting on each such matter was as follows:

				Broker
	Votes	Votes	Withheld/	Non
	For	Against	Abstentions	Votes
Re-election of Trustees:
• David Lichtenstein	236,483	0	0	0
• Jeffrey A. Patterson	236,483	0	0	0
• John M. Sabin	236,483	0	0	0
• Michael M. Schurer	236,483	0	0	0
• Shawn R. Tominus	236,483	0	0	0
• Bruno de Vinck	236,483	0	0	0
• George R. Whittemore	236,483	0	0	0
The term of office of each of the foregoing trustees are now scheduled to expire at the Annual Meeting of Shareholders to be held in 2008.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a)	Exhibits:
31.1	Rule 13a—14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a—14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

2.1
Purchase and Sale Agreement, dated as of June 29, 2007, by and between PGRT ESH, Inc. and Lightstone Holdings L.L.C., as filed as exhibit 2.1 to our Current Report on Form 8-K (filed July 6, 2007, File No. 001-13589) and incorporated herein by reference.

10.1	Loan Agreement dated as of June 29, 2007 between PGRT ESH, Inc., as borrower and Citicorp USA, Inc., as lender.

10.2	Pledge Agreement dated as of June 29, 2007 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.

10.3	Continuing Guaranty dated June 29, 2007 from PGRT ESH, Inc. to Citicorp USA, Inc.

10.4	Promissory Note dated as of June 29, 2007 by PGRT ESH, Inc. to Citicorp USA, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: August 13, 2007	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a—14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
31.2	Rule 13a—14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.
2.1	Purchase and Sale Agreement, dated as of June 29, 2007, by and between PGRT ESH, Inc. and Lightstone Holdings L.L.C., as filed as exhibit 2.1 to our Current Report on Form 8-K (filed July 6, 2007, File No. 001-13589) and incorporated herein by reference.
10.1	Loan Agreement dated as of June 29, 2007 between PGRT ESH, Inc., as borrower and Citicorp USA, Inc., as lender.
10.2	Pledge Agreement dated as of June 29, 2007 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.
10.3	Continuing Guaranty dated June 29, 2007 from PGRT ESH, Inc. to Citicorp USA, Inc.
10.4	Promissory Note dated as of June 29, 2007 by PGRT ESH, Inc. to Citicorp USA, Inc.