Form 10-K
period 2007-12-31
PRIME GROUP REALTY TRUST
filed 2008-07-23
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	36-4173047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 West Wacker Drive, Suite 3900,
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series B – Cumulative Redeemable
Preferred Shares of Beneficial Interest,	New York Stock Exchange
$0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0 for such shares on June 30, 2006 as the common shares were de-listed from the New York Stock Exchange as a result of our acquisition by an affiliate of The Lightstone Group, LLC.
The number of the registrant’s common shares outstanding was 236,483 as of June 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements
Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees (“Board”) as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes, in the local, economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2007.
Among the matters about which we have made assumptions are the following:
•	future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;

•	the extent of any tenant bankruptcies or defaults that may occur;

•	our ability or inability to renew existing tenant leases and lease up vacant space;

•	prevailing interest rates;

•	the effect of inflation and other factors on operating expenses and real estate taxes;

•	our ability to minimize various expenses as a percentage of our revenues; and

•	the availability of financing and capital.
In addition, historical results and percentage relationships set forth in this Annual Report on Form 10-K are not necessarily indicative of future operations.

PART I
ITEM 1. BUSINESS
Background and General
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet (see the “Properties” section for detailed information concerning the individual properties). As of December 31, 2007, we had joint venture interests in two office properties containing an aggregate of 1.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns extended-stay hotel properties. One of our joint venture properties is located in Arizona. We lease and manage 4.9 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we are also the managing and leasing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006.
Our two joint venture interests and our membership interest are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consisted of a 50.0% common interest in a joint venture which owns the 959,258 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois (“The United Building”), a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.
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
On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/limited partnership unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price was entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition and continue to be publicly traded on the New York Stock Exchange (“NYSE”).

As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, of our outstanding common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.
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
We conduct substantially all of our business through the Operating Partnership and its subsidiaries. Certain services requested by our tenants, certain management and consulting contracts and certain build-to-suit construction activities are conducted through Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership, and its affiliates (collectively, the “Services Company”). Our executive offices are located at 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601, and our telephone number is (312) 917-1300.
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
Liquidity and Capital Requirements. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements, pay leasing and redevelopment costs, pay distributions and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income, adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. See Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information regarding distributions on our common shares and dividends on our Series B Shares.
For a discussion of recent transactions which may affect our liquidity and capital resources, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments.
Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2008, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing or future escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2007, we are in compliance with the requirements of all of our financial covenants. We were not in compliance with one of our non-financial covenants with a lender. We obtained an extension on this covenant relating to filing of financial statements through July 31, 2008 and did not incur penalties or restrictions related to the covenant.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing or replacement financing at interest rates that are below the rates of current return on our properties.
Acquisition, Disposition and Development Activity. We may pursue selective property acquisitions and/or dispositions and expend funds to redevelop our existing properties as we determine appropriate.

Recent Developments
Dispositions. During the period from January 1, 2007 through December 31, 2007, we sold the following operating property:

		Net		Mortgage
		Rentable	Sales Price	Debt	Month
Property	Location	Square Feet	(in millions)	(in millions)	Sold

Narco River Business Center (1)	Calumet City, IL	65,394	$7.4	$2.7	May

(1)
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sales price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.

Indebtedness. During 2007, we completed the following transactions with respect to our indebtedness:

		Loan
		Principal			Original
		Amount	Interest	Transaction	Maturity
Collateral	Type of Loan	(in millions)	Rate	Date	Date

New Indebtedness
PGRT ESH, Inc.	Non-recourse	$120.0	Variable	6/07	6/08

Indebtedness Retirement
Narco River Business Center	First Mortgage	$2.7	Fixed	5/07	12/09

Principal Payments
Amortization	Various	$1.8	Various	Various	Various
On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), we obtained a $120.0 million non-recourse loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”). The loan is interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The Citicorp Loan has a maturity date of June 10, 2008 and is guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board, Mr. David Lichtenstein.
In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment to extend the maturity date to March 10, 2008, which includes the cost of extending the interest rate cap agreement.
Total interest paid on mortgage notes payable was $38.6 million for the year ended December 31, 2007, $44.0 million for the year ended December 31, 2006, $13.4 million for the six months ended December 31, 2005 and $14.3 million for the six months ended June 30, 2005, respectively. No capitalization of interest occurred in the years ended December 31, 2007, 2006 and 2005.
Shareholders and Board of Trustees Developments. On June 21, 2007, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. At that time, our Board consisted of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Michael M. Schurer, the Chief Financial Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as “financial experts” of our audit committee.

On September 18, 2007, Michael M. Schurer resigned from his position as a trustee on our Board because he had decided to resign his position as the Chief Financial Officer of the Company’s parent company, Lightstone.
In addition, on September 24, 2007, our Board elected Peyton Owen, Jr. as a non-independent trustee on our Board and a member of the Executive Committee of our Board, to replace Mr. Schurer. Mr. Owen is the President and Chief Operating Officer of Lightstone. Prior to joining Lightstone, Mr. Owen was the Chief Operating Officer of Equity Office Properties Trust.
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
Services Company
We provide certain services requested by tenants through our Services Company. As a taxable REIT subsidiary, our Services Company can provide services to tenants of our properties, even if these services are not considered services customarily furnished in connection with the rental of real estate property, without causing the rental income from the properties to be treated as other than rents from real property by the Internal Revenue Service under the Code. Our Services Company, either directly or through its subsidiaries, provides certain leasing services to the unconsolidated joint venture that owns The United Building and to the owner of Citadel Center.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the additional environmental contamination. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2007, this escrow had a balance of $0.8 million.

In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, and (ii) the TCE contamination is a regional problem that is not confined to the Atrium. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray–on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Financial Accounting Standards Board (“FASB”) Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $4.4 million related to asbestos abatement as of December 31, 2007.
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

Costs of Compliance with Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. We believe that our properties are substantially in compliance with these requirements, however, we may incur additional costs to fully comply with the ADA. Although we believe that such costs will not have a material adverse effect on our financial position, if required changes involve a greater amount of expenditures than we currently anticipate, our capital and operating resources could be adversely affected.
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
On April 1, 2007, we obtained new property insurance policies in combination with Lightstone’s overall insurance program for it and its affiliates consisting of (i) a primary property policy in the amount of $10.0 million covering risk of physical damage to the properties in our portfolio and (ii) several layers of excess property insurance in an aggregate amount of $540.0 million covering physical property damages to our properties in excess of our primary policy (the “excess policies”). Our primary policy and excess policies include insurance for acts of terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.
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

We maintain liability insurance including but not limited to commercial general liability, auto liability, garage liability and commercial umbrella insurance (the “liability policies”) in amounts and limits that are similar to other property owners in geographic areas similar to that of our properties. Our liability policies include coverage for acts of terrorism as a covered loss. Additionally, we maintain workers compensation in compliance with statutory limits and requirements as well as employers liability insurance. These policies contain standard exclusions that are typical of liability insurance policies. We may be at financial risk for losses that exceed our limits of liability or which may be excluded from the insurance policies, which could be material.
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
Employees
As of December 31, 2007, we had 105 full-time employees. We believe that our relations with our employees are satisfactory.
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

ITEM 1A. RISK FACTORS
Investment in us presents risks. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected. Some statements in the following risk factors discussion, constitute “forward-looking statements.” Please refer to the section above entitled “Forward-Looking Statements.”
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
As of December 31, 2007, leases representing 6.9% of the annual base rent we receive for the properties in our portfolio, excluding joint venture properties, will expire in 2008. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder would be adversely affected.
Our performance and value are subject to risks associated with real estate assets and with the real estate industry.
Our ability to pay distributions to holders of Series B Shares and our common shareholder depends on our ability to generate revenues in excess of (i) expenses, (ii) scheduled principal payments on debt and (iii) capital expenditure requirements. It also depends on our ability to obtain adequate financing and refinancing of our properties and to consummate certain capital transactions as necessary to generate any needed liquidity. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:
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
As of December 31, 2007, the fair market value of our total consolidated indebtedness was approximately $567.9 million and the carrying value (i.e., face value) was $565.1 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fund necessary capital expenditures or to pay the distributions necessary to maintain our REIT qualification. Our relatively high level of debt and the limitations imposed on us by our loan agreements could have significant adverse consequences to us, including the following:
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
Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow additional funds as needed or on favorable terms and our ability to refinance our existing or future indebtedness at maturity will be significantly impacted. If we are unable to borrow additional funds or refinance indebtedness at maturity, the probability that one or more of the adverse consequences listed above may occur will be increased.
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
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and the 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board’s review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board’s review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividends had a record date of January 5, 2007 and a payment date of January 31, 2007.

On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly distributions relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.
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
Our common shares are not publicly traded, and our Series B Shares are traded on the NYSE. However, based on the recent historical average daily trading volume of our Series B Shares, the acquisition or sale of a significant number of our Series B Shares on the NYSE will in most cases affect the market price of the Series B Shares, thus making it difficult or impossible to buy or sell large numbers of shares at or near the market price in effect immediately prior to any such purchase or sale. In addition, because the purchase or sale of relatively small numbers of shares may significantly impact the price of the Series B Shares, significant fluctuations in trading volume and price variations may occur, which may be unrelated to our operating performance.
Lightstone controls us, and will continue to control us, as long as one or more of its affiliates own a majority of our common shares.
Lightstone, through its subsidiary, Prime Office, beneficially owns all of our outstanding common shares. Our Board currently consists of seven trustees, of which three qualify as “independent” under NYSE rules. As long as Lightstone beneficially owns a majority of our outstanding common shares, Lightstone will continue to be able to elect all of the members of our Board. As a result, Lightstone will control all matters affecting us, including (i) the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers, (ii) any determinations with respect to mergers or other business combinations, (iii) our acquisition or disposition of assets, (iv) our corporate finance activities and (v) the payment of distributions on our common shares and Series B Shares.

Lightstone and its designees on our Board may have interests that conflict with our interests.
Lightstone and its designees on our Board may have interests that conflict with, or are different from, our own and/or holders of our Series B Shares. Conflicts of interest between Lightstone and us and/or holders of our Series B Shares may arise, and such conflicts of interest may not be resolved in a manner favorable to us and/or holders of Series B Shares, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, dividends on our common shares and Series B Shares and the exercise by Lightstone of its ability to control our management and affairs. Our organizational documents do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interests, or to ensure that potential business opportunities that may become available to both Lightstone and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise.
We may sell or acquire additional assets which could adversely affect our operations and financial results.
We may sell or acquire real estate or acquire other real estate related companies when we believe a sale or acquisition is consistent with our business strategies. However, we may not be successful in completing a desired sale or acquisition in a timely manner or pursuant to terms that are favorable to us. Real estate investments may be, depending on market conditions, relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio in response to changes in economic or other conditions. If we do complete an acquisition, we may not succeed in leasing any newly acquired properties at rental rates or upon other terms sufficient to cover the costs of acquisition and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other important matters. We may also abandon acquisition or sale opportunities prior to completion and consequently fail to recover expenses already incurred and have thus devoted significant amounts of management time to a matter not consummated. Furthermore, future acquisitions may expose us to significant additional liabilities, some of which we may not be aware of at the time of acquisition. If and when we do complete a sale, (i) we may not succeed in selling it for a price or on other terms favorable to us, and (ii) we will forego any future income from such sold property.
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
We depend on significant tenants.
For the year ended December 31, 2007, the five largest tenants in our portfolio represented approximately 28.5% of the total revenue generated by our properties (including joint ventures), of which one tenant, Jenner & Block, represented approximately 11.9% of our total revenues. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or result in their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs attempting to protect our investment.
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
As of December 31, 2007, we owned two joint venture interests and a membership interest in an entity that owns extended-stay hotel properties, and in the future we may co-invest with, or sell interests in our existing properties to third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as those relating to a sale, refinancing or lease, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and the joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort principally on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to incur additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.

Tax indemnification obligations in the event that we sell a certain property could limit our operating flexibility.
We agreed to indemnify the limited partner of the limited partnership that owns a portion of the Continental Towers property, which is encumbered by a second mortgage note we hold, against specified adverse tax consequences that may result from the refinancing, sale, foreclosure or certain other actions that may be taken with respect to the property or the related mortgage note. If our tax indemnification obligations were to be triggered under this agreement, we would be required to reimburse the covered party for the effects of, or a portion of the effects of, the resulting tax consequences to this party.
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
Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

Even if we qualify as and maintain our status as a REIT, we may be subject to certain federal, state and local taxes on our income and property. For example, if we were to generate net income from a “prohibited transaction,” such income will be subject to a 100.0% tax.
We are required to include in our annual reports a report of our management on our internal controls over our financial reporting under Section 404 of the Sarbanes Oxley Act of 2002. Any adverse results from future evaluations could result in a loss of investor confidence in our financial reports and have an adverse effect on the stock price of our Series B Shares and the value of our common shares.
We are required to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities Exchange Commission, which include the requirement that our annual report include our management’s report on internal controls over financial reporting. To comply with these requirements the management report must contain an assessment of the effectiveness of our internal controls as of December 31, 2007 and we must disclose any material weakness in our internal controls over financial reporting that were identified by us. If we are unable in the future to assert that our internal controls over financial reporting are effective we could lose investor confidence in our financial reports, which could have an adverse effect on the value of our Series B Shares and common shares.
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
Two large new developments being built by third parties are currently under construction adjacent to two of our properties, one across the street from The United Building and the other across the street from our property located at 330 North Wabash Avenue. While to our knowledge neither of these projects under development currently contemplate any material office component and thus will not directly compete with the existing use of our properties, the major construction activities underway at these adjacent sites could cause significant disruptions to the operation of our two properties identified above, including those resulting from noise, dust, vibrations, construction traffic and other related activities. These activities could inconvenience our tenants at these properties and make it difficult to renew certain leases as their terms expire or lease vacant space in these properties to new tenants. In addition, the new projects currently under construction may also adversely affect our leasing efforts and the value of our properties affected, by among other things, blocking certain views from our properties and creating increased traffic and congestion. In addition, two large new office developments are currently underway in the vicinity of The United Building, our 180 N. LaSalle and 330 N. Wabash Avenue properties. These projects will directly compete with our properties referred to above and could materially adversely affect (i) our ability to retain our existing tenants, and attract new tenants, and (ii) for those existing tenants that we are able to retain and new tenants that we are able to attract, the business terms on which such deals are completed. This could result in us leasing less space at lower rents and with higher costs at our properties than we could have otherwise, which could materially adversely affect our liquidity, revenue and financial results.
Book losses that have been recognized and that may be recognized in the future have eroded, and may in the future erode, our book value.
During fiscal year 2007, we recognized aggregate losses of $47.8 million related to our investment in Extended Stay, Inc. (“ESH”). Although these losses are non-cash (GAAP) losses, they have contributed to the erosion of our book value to $40.3 million as of December 31, 2007, compared to $129.2 million at December 31, 2006. We anticipate that we will continue to recognize losses relating to ESH during calendar year 2008, and any further losses will continue to erode our book value.
Consistent with our past practices and to the extent required by the accounting standards that apply to us, we may in the future take charges relating to other investments and assets which may also further reduce our book value. Although book value is reduced by non-cash charges such as depreciation and losses flowing through from ESH, reporting a low or negative book value could have adverse effects on us even if book value is not indicative of our actual value. These adverse effects may include our inablility or a reduction in our ability (i) to finance or refinance our properties, (ii) lease space to tenants, (iii) consummate appropriate capital transactions, and (iv) continue to operate our business in the manner that we have in the past, and also may include a reduction in the market price of our Series B Shares. Our Board bases its decisions regarding dividends and other similar matters on the Company’s actual fair market net value and the solvency of the Company, among other things, and not on the book value of the Company.
One or more of our properties may face foreclosure by our lenders or we may voluntarily decide to convey one or more of our properties to a lender if a property’s cash flow is not enough to service its debt, operating expenses and capital requirements or if we cannot refinance a property upon debt maturity.
Many of our properties are encumbered by debt that is non-recourse to us (except for customary “non-recourse carve out” provisions relating to matters such as fraud, misallocation of funds and other customary exclusions). Should the cash flow from any of these properties cease to be sufficient to fund debt service, operating expenses and capital requirements relating to the property, or should we be unable to refinance a property’s debt upon the maturity of such debt, we may face foreclosure by our lenders on that property or we may decide to voluntarily convey the property to the relevant lenders in lieu of foreclosure.

We may or may not decide to fund cash flow shortfalls at a property in such a circumstance. As a result of any loan defaults, our portfolio of properties may be reduced (resulting in a higher allocation of overhead to each of our remaining properties), our existing and potential future lenders and tenants may be less willing to consummate transactions with us based on such loan default by us, our shareholders will not be able to realize any value from any such properties and we may incur losses on our financial statements regarding any such properties.
We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the federal government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA, especially in connection with the redevelopment of any of our properties. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to holders of Series B Shares and our common shareholder could be adversely affected.
Liabilities for environmental matters could adversely affect our financial condition.
Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. These laws often impose liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner’s or operator’s ability to rent or sell such property or to borrow funds using such property as collateral and may expose such owner or operator to liability resulting from any release of or exposure to such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property. See Item 1 – Business – Government Regulations – Environmental Matters of this report for a more detailed discussion of environmental matters affecting us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
General
Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet, located in the Chicago metropolitan area. This includes Continental Towers, on which we own a second mortgage note that constitutes a significant financial interest in this property. We therefore consolidate its operations. As of December 31, 2007, we also owned a 50.0% common interest in a joint venture, which owns the 959,258 square foot office tower known as The United Building located at 77 West Wacker Drive in downtown Chicago, a 23.1% common interest in a joint venture, which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 4.9 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage and lease the 1,504,364 square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, which we previously owned a joint venture interest in and was sold in November 2006.
Our management team has developed or redeveloped a significant number of office properties, including the development and construction of The United Building and Citadel Center building and the redevelopment of the 180 North LaSalle Street building, all located in downtown Chicago, as well as the redevelopment of our Continental Towers property in Rolling Meadows, Illinois. In the course of such activities, we have acquired experience across a broad range of sophisticated development and redevelopment projects.
We do not currently anticipate commencing any new development projects in the near future, although we do anticipate undertaking the redevelopment of, improvements to, and/or expansion of, certain properties we currently own and/or may acquire in the future.
Our office properties are leased to tenants either (i) on a net basis with tenants obligated to pay their proportionate share of real estate taxes, insurance, utilities and operating expenses (ii) on a gross basis with the landlord responsible for the payment of all such expenses, or (iii) on a gross basis, with the landlord responsible for the payment of these expenses up to the amount incurred during the tenants’ first year of occupancy (“Base Year”), or a negotiated amount approximating the tenants’ pro rata share of these expenses (“Expense Stop”). In the latter cases, the tenants pay their pro rata share of increases in expenses above the Base Year or Expense Stop. Our industrial property’s lease is written on a triple-net lease basis, with the tenant paying all of the real estate taxes, insurance, utilities and other operating expenses for the property.

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

			Net	Percentage
		Year Built/	Rentable	Occupied as
	Location	Renovated	Square Feet	of 12/31/07
Wholly-Owned Properties:
330 N. Wabash Avenue (1)	Chicago, IL	1971	1,466,023	66.5%
Continental Towers (2)	Rolling Meadows, IL	1977 thru 1981/2001	910,796	76.6%
180 North LaSalle Street	Chicago, IL	1982/1999	770,191	87.0%
800-810 Jorie Boulevard	Oak Brook, IL	1961/1992	193,688	41.8%
4343 Commerce Court	Lisle, IL	1989	167,756	78.5%
740-770 Pasquinelli Drive	Westmont, IL	1986	110,299	97.8%
280 Shuman Blvd.	Naperville, IL	1979	69,077	90.1%
Enterprise Center II	Westchester, IL	1999	62,580	64.8%
7100 Madison Avenue	Willowbrook, IL	1999	50,157	100.0%
1051 N. Kirk Road (3)	Batavia, IL	1990	120,004	100.0%

Portfolio total			3,920,571	74.9%

Unconsolidated Joint Venture Properties:
77 West Wacker Drive (4)	Chicago, IL	1992	959,258	86.3%
Thistle Landing (5)	Phoenix, AZ	1999	101,006	59.4%

(1)
The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with options to extend the term for an additional forty years. On March 18, 2008, we sold floors 2 through 13 of this office property to a third party that intends to construct a five-star super-luxury hotel on these floors.

(2)	We hold two mortgage notes receivable on this office property and have consolidated the underlying property operations because we derive significant economic benefits from the property’s operations.

(3)	1051 N. Kirk Road was sold to the tenant of this property on May 2, 2008.

(4)
At December 31, 2007, we held a 50.0% common ownership interest in a joint venture that owned this office property. On January 7, 2008, we sold our joint venture interest in this property to our joint venture partner and no longer hold any ownership interest in this property.

(5)
We own a 23.1% common ownership interest in a joint venture that owns this office property. On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings at Thistle Landing. The sale took place in early November 2005 and we received a distribution relating to our interest of $3.9 million on November 7, 2005, which was recorded as a reduction of our investment in the unconsolidated joint venture. As a result of the sale, the net rentable square feet owned by the joint venture was reduced to 101,006 square feet from 383,509 square feet. In addition, we have no impairment on our investment because the fair value of our investment is greater than the carrying value.

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
On December 22, 2005, we terminated a purchase and sale agreement with a third party purchaser (the “Purchaser”) under contract to purchase our membership interest in Plumcor Thistle, LLC (the “Plumcor/Thistle JV”) because the Purchaser had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. The Purchaser subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, the Purchaser filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. The Purchaser is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
In May 2007, we terminated the employment of Nancy Fendley, our former Executive Vice President of Leasing. Ms. Fendley has disputed such termination and, on May 29, 2007, filed a lawsuit against us in the Circuit Court of Cook County, Illinois alleging a breach of her employment agreement and seeking approximately $9.0 million in damages. We believe we have valid defenses to her claims and intend to vigorously contest the lawsuit. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our public security holders during the fourth quarter of 2007. On June 21, 2007, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. At that time, our Board consisted of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Michael M. Schurer, the Chief Financial Officer of Lightstone, Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as “financial experts” of our audit committee.
On September 18, 2007, Michael M. Schurer resigned from his position as a trustee on our Board because he had decided to resign his position as the Chief Financial Officer of the Company’s parent company, Lightstone.
In addition, on September 24, 2007, our Board elected Peyton Owen, Jr. as a non-independent trustee on our Board and a member of the Executive Committee of our Board, to replace Mr. Schurer. Mr. Owen is the President and Chief Operating Officer of Lightstone. Prior to joining Lightstone, Mr. Owen was the Chief Operating Officer of Equity Office Properties Trust.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares traded on the NYSE under the symbol “PGE” from November 12, 1997 through July 1, 2005, the effective date of the Acquisition. We are the sole general partner of the Operating Partnership and own all of the preferred units. We own 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.
Currently, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units. Prime Office also owns 100% or 236,483, of our common shares.
The following table sets forth the common share distributions we paid for the years ended December 31, 2006 and December 31, 2007:

Cash
Distributions
Paid (per unit)

Fiscal Year 2006
First quarter	$2.8438
Second quarter	—
Third quarter	—
Fourth quarter	—

Fiscal Year 2007
First quarter	—
Second quarter	—
Third quarter	—
Fourth quarter	—
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board’s review of our then current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board’s review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividends had a record date of January 5, 2007 and a payment date of January 31, 2007.

On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly distributions relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.
Dividends paid in the amount of $2.8125 per share in 2007 on our Series B Shares have been determined to be ordinary dividends of $1.40625 per share and a return of capital of $1.40625 per share. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the fourth quarter 2007 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.
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

	Successor Company			Predecessor Company
	Year ended December 31			Year ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands)			(dollars in thousands)
Balance Sheet Data
Real estate assets	$503,250	$486,647	$471,892	$619,059	$681,933
Total assets	675,886	654,098	771,921	767,363	948,781
Mortgage notes and notes payable	567,910	453,695	452,965	427,445	435,869
Total liabilities	635,559	524,868	530,668	502,785	663,640
Minority interests	65,040	100,147	135,853	19,154	21,803
Shareholders’ equity (deficit)	(24,713)	29,083	105,400	245,424	263,338

	Successor Company			Predecessor Company
			Six months	Six months
			ended	ended
			December 31	June 30
	2007	2006	2005	2005	2004	2003
	(dollars in thousands,			(dollars in thousands, except
	except per share amount)			per share amount)
Statement of Operations Data (1)
Total revenue	$91,013	$97,396	$47,691	$47,339	$97,040	$123,532
Operating income (loss)	1,488	5,193	(1,025)	(3,657)	15,514	28,741
(Loss) income from continuing operations	(44,822)	8,512	4,295	(18,418)	(20,143)	(15,666)
Net (loss) income	(44,796)	8,683	4,319	(19,571)	(11,383)	(36,217)
Net loss available to common shareholders	(53,796)	(317)	(181)	(24,071)	(20,383)	(45,217)

Basic and diluted earnings available to common shares per weighted-average common share (2)
Loss from continuing operations	$(227.59)	$(2.06)	$(0.87)	$(0.97)	$(1.23)	$(1.23)
Net loss available per weighted-average common share of beneficial interest –basic and diluted	(227.48)	(1.34)	(0.76)	(1.02)	(0.86)	(2.25)
Distributions paid per common share/common unit	—	2.8438	1.1225	—	—	—
Preferred stock dividends paid per share	2.8125	1.6875	4.50	1.125	1.6875	—

	Successor Company			Predecessor Company
			Six months	Six months
			ended	ended
			December 31	June 30
	2007	2006	2005	2005	2004	2003
	(dollars in thousands,			(dollars in thousands, except
	except per share amount)			per share amount)
Cash Flow and Operating Data
Cash flow provided by (used in):
Operating activities	$1,134	$4,838	$1,236	$(6,659)	$22,108	$56,875
Investing activities	(129,700)	66,403	(60,044)	2,258	116,613	296,732
Financing activities	106,348	(28,739)	6,773	2,314	(99,598)	(336,799)
Office Properties:
Square footage	3,800,567	3,865,828	3,772,482	4,636,918	4,632,633	5,536,065
Occupancy (%)	74.1	79.0	83.7	82.8	85.1	75.1
Industrial Properties:
Square footage	120,004	120,004	120,004	120,004	120,004	3,874,712
Occupancy (%)	100.0	100.0	100.0	100.0	100.0	81.4
Unconsolidated Joint Venture Properties:
Square footage	1,060,264	1,060,725	2,554,866	2,833,068	2,831,303	2,827,302
Occupancy (%)	83.7	76.4	77.6	80.9	79.7	74.1

(1)
Information for the years ended December 31, 2006 (including the six months ended December 31, 2005 and the six months ended June 30, 2005), 2004 and 2003 has been restated for the reclassification of the operations of properties, to reflect the impact of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”), from continuing operations to discontinued operations.

(2)
Net loss available per weighted-average common share of beneficial interest-basic equals net income divided by 236,483; 236,483; 236,483; 23,658,579; 23,671,412 and 20,105,183 common shares for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. Net loss available per weighted-average share of beneficial interest-diluted equals net income divided by 236,483; 236,483; 236,483; 23,658,579; 23,671,412 and 20,105,183 common shares for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. The change in number of weighted-average common shares is principally due to the Acquisition by Lightstone and common unitholders in our Operating Partnership exchanging common units for common shares and the issuance of new common units in our Operating Partnership in connection with property acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.8 million net rentable square feet and one industrial property, containing 0.1 million net rentable square feet. As of December 31, 2007, we had joint venture interests in two office properties containing an aggregate of 1.1 million rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 4.9 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we are also the managing and leasing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006.
All of our properties, except one joint venture property and excluding our membership interest in ESH, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. One of our joint venture properties is located in Arizona.
Our two joint venture interests are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consisted of a 50.0% common interest in a joint venture which owns the 959,258 square foot office tower known as The United Building located at 77 West Wacker Drive, Chicago, Illinois, and a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona.
We have accounted for our investment in the membership interest that owns extended-stay hotel properties (the “ES Interest”) under the equity method of accounting effective in the fourth quarter of 2007. This change from the cost method of accounting is primarily due to deteriorating real estate and financial market conditions resulting in a re-evaluation of the expected term and nature of the investment. We have incurred non-cash allocation of losses in 2007 and expect to continue recognizing non-cash loss allocations during the first six months of 2008. We anticipate continuing to meet debt service payments on the debt encumbering the ES Interest (which has been guaranteed by certain affiliates of Lightstone but which is non-recourse to us) through capital contributions from affiliates of Lightstone, although there can be no assurances that this will be the case.
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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of 2006 and at the end of each quarter of 2007, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	December 31	September 30	June 30	March 31	December 31
	2007	2007	2007	2007	2006
Portfolio Total	74.9%	74.5%	76.3%	80.2%	79.6%

Unconsolidated Joint Venture Properties	83.7%	80.8%	90.0%	92.1%	76.4%

2007 Business Summary
For 2007, our focus was on:
•	retiring, extending or refinancing debt;

•	completing certain capital transactions;

•	reducing operating costs; and

•	aggressively pursuing leasing transactions.
Below is a summary of several of the activities we undertook in 2007 in keeping with these objectives.
•
We initiated efforts to refinance our 330 N. Wabash Avenue property and to sell floors 2 through 13 to a hotel developer for the construction of a five-star super-luxury hotel, and both transactions ultimately closed on March 18, 2008.

•
Through December 31, 2007, we commenced 41 new and expansion office leases totaling 696,160 square feet, and renewed or extended 35 office leases totaling 376,403 square feet including our joint venture properties.

•
In 2007, we began negotiating the sale of our joint venture interest in The United Building, and in January 2008 we closed on the sale and used a portion of the proceeds to retire the $18.8 million outstanding indebtedness on two Citicorp mezzanine loans.

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
In addition to net income under Generally Accepted Accounting Principles (“GAAP”), prior to the Acquisition we used Funds From Operations (“FFO”) as a key performance indicator, which is a measurement tool common among real estate investment trusts for measuring profitability. We currently do not use FFO as management believes FFO is no longer a useful measurement of our profitability and performance indicator at this time.

We used the purchase method of accounting to record the assets and liabilities in connection with the Acquisition. Accordingly the financial statements as of and for the period ended subsequent to the Acquisition are not comparable in all material respects to our financial statements as of and for periods ended prior to the Acquisition.
Results of Operations
Comparison of the Year ended December 31, 2007 to the Year ended December 31, 2006
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

	2007	2006	$ Change	% Change
	(dollars in thousands)
Property revenues	$87,654	$94,590	$(6,936)	(7.3)%
Services Company revenues	3,359	2,806	553	19.7

Total revenues	91,013	97,396	(6,383)	(6.6)

Property operating expenses	47,780	47,240	540	1.1
Depreciation and amortization	32,700	34,598	(1,898)	(5.5)
General and administrative	6,210	6,393	(183)	(2.9)
Services Company operations	2,835	3,972	(1,137)	(28.6)

Total expenses	89,525	92,203	(2,678)	(2.9)

Operating income	1,488	5,193	(3,705)	(71.3)
Loss from investments in unconsolidated joint ventures	(49,687)	(9,145)	(40,542)	(443.3)
Interest and other income	2,961	2,850	111	3.9
Interest:
Expense	(36,610)	(42,183)	5,573	13.2
Amortization of deferred financing costs	(910)	(3,146)	2,236	71.1

Loss from continuing operations before minority interests	(82,758)	(46,431)	(36,327)	(78.2)
Minority interests	37,936	54,943	(17,007)	(31.0)

(Loss) income from continuing operations	(44,822)	8,512	(53,334)	(626.6)
Discontinued operations, net of minority interests	26	—	26	—

(Loss) income before gain on sales of real estate and joint venture interests	(44,796)	8,512	(53,308)	(626.3)
Gain on sales of real estate and joint venture interests, net of minority interests	—	171	(171)	(100.0)

Net (loss) income	$(44,796)	$8,683	$(53,479)	(615.9)%

Property Revenues. The decrease of $6.9 million in property revenues was primarily attributable to the expiration of two leases at our 330 N. Wabash Avenue property in August 2006 and May 2007 ($8.1 million) and the expiration of a lease at our 800-810 Jorie Boulevard property in August 2007 ($0.5 million). The decrease was partially offset by the recognition of management fee income for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone ($0.6 million), increased occupancy at our 180 N. LaSalle Street property ($0.5 million) and termination fees for a lease at our 330 N. Wabash Avenue property ($0.4 million).
Services Company Revenues. The increase of $0.6 million in our Services Company revenues during 2007 was primarily due to increased leasing commission income as a result of increased leasing activity at The United Building.
Property Operating Expenses. The increase of $0.5 million in property operating expenses was primarily attributable to an increase in utility rates for our properties ($1.1 million), bad debt expense associated with a tenant at our 800-810 Jorie Boulevard property ($0.9 million), architectural fees associated with our 330 N. Wabash Avenue property ($0.3 million), increased snow removal costs for our properties ($0.3 million) and increased repairs and maintenance at our 800-810 Jorie Boulevard property ($0.2 million). The increase was partially offset by adjustments to prior year real estate tax estimates ($1.3 million) and reduced real estate tax projections for our properties ($1.1 million).

Depreciation and Amortization. The decrease of $1.9 million in depreciation and amortization in 2007 was primarily attributable to the expiration of two leases at our 330 N. Wabash Avenue property in August 2006 and May 2007, at which time the tenant related assets became fully depreciated ($3.3 million) in 2007 and various other lease expirations at our properties resulting in decreased depreciation and amortization ($1.3 million). The decrease was partially offset by the accelerated depreciation and amortization of tenant improvements and in-place lease values due to the lease amendment executed with a tenant at our Continental Towers property ($2.7 million).
Services Company Operations. The decrease of $1.1 million in Services Company operations was primarily due to a decrease in salaries and benefits ($0.6 million) combined with a reduction in the provision for income taxes ($0.5 million) as a result of a reduction in management fee income from 2006.
Loss From Investments in Unconsolidated Joint Ventures. The increase of $40.5 million in loss from investments in unconsolidated joint ventures was primarily due to the allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($47.8 million). This was partially offset by the sale of the Citadel Center property in November 2006 and liquidation of our 30.0% joint venture interest ($5.5 million) relating to that property and improved operating results from our equity investment in The United Building ($1.8 million) due to increased depreciation and amortization in 2006 related to the termination of a tenant lease.
Interest Expense. The decrease of $5.6 million in interest expense was primarily due to $12.7 million in interest expense recognized during 2006 for the IPC Investments Holding Canada Inc. loan (the “IPC Loan”) ($9.7 million) and a portion of the PGRT Equity LLC (“Prime Equity”) loan ($3.0 million) that were retired in the fourth quarter of 2006 in connection with the sale of Citadel Center. These decreases were partially offset by increases in our 2007 interest expense related to the Citicorp Loan associated with our investment in June 2007 in the entity that owns ESH ($5.6 million) and the November 2006 refinancing of the debt related to our Continental Towers properties ($1.1 million). In addition, the increase in the average LIBOR from 5.1% in 2006 to 5.3% in 2007 led to a $0.4 million increase in interest expense related to our variable rate debt collateralized by our 330 N. Wabash Avenue property. (See Note 4 – Mortgage Notes Payable – to our consolidated financial statements included in this report for further information).
Amortization of Deferred Financing Costs. The decrease of $2.2 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of debt retirement in 2006.
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

	2006	2005	$ Change	% Change
	(dollars in thousands)
Property revenues	$94,590	$92,834	$1,756	1.9%
Services Company revenues	2,806	2,196	610	27.8

Total revenues	97,396	95,030	2,366	2.5

Property operating expenses	47,240	47,707	(467)	(1.0)
Depreciation and amortization	34,598	29,553	5,045	17.1
General and administrative	6,393	7,708	(1,315)	(17.1)
Services Company operations	3,972	4,062	(90)	(2.2)
Severance costs	—	394	(394)	(100.0)
Strategic alternative costs	—	10,288	(10,288)	(100.0)

Total expenses	92,203	99,712	(7,509)	(7.5)

Operating income (loss)	5,193	(4,682)	9,875	210.9
Loss from investments in unconsolidated joint ventures	(9,145)	(13,022)	3,877	29.8
Interest and other income	2,850	2,596	254	9.8
Interest:
Expense	(42,183)	(23,940)	(18,243)	(76.2)
Amortization of deferred financing costs	(3,146)	(1,288)	(1,858)	(144.3)

Loss from continuing operations before minority interests	(46,431)	(40,336)	(6,095)	(15.1)
Minority interests	54,943	26,213	28,730	109.6

Income (loss) from continuing operations	8,512	(14,123)	22,635	160.3
Discontinued operations, net of minority interests	—	(10,200)	10,200	100.0

Income (loss) before gain on sales of real estate and joint venture interests	8,512	(24,323)	32,835	135.0
Gain on sales of real estate and joint venture interests, net of minority interests	171	9,071	(8,900)	(98.1)

Net income (loss)	$8,683	$(15,252)	$23,935	156.9%

Property Revenues. The increase of $1.8 million in property revenues was primarily attributable to increased straight-line rent as a result of the Acquisition ($1.8 million), other income associated with the sale of Citadel Center ($0.6 million), increased other property revenues due to higher parking revenues at 330 N. Wabash Avenue ($0.5 million) and management fee income from 77 West Wacker and Citadel Center ($0.4 million). The increase was partially offset by the amortization of the above-market and below-market lease values as a result of the Acquisition, recorded as a reduction of rental revenue ($1.2 million), and lower tenant reimbursements due to reduced property operating expenses ($0.1 million).
Services Company Revenues. The increase of $0.6 million in our Services Company revenues during 2006 was primarily due to increased leasing commission income from the joint ventures due to increased leasing activity.
Property Operating Expenses. The decrease of $0.5 million in property operating expenses was primarily attributable to reduced real estate tax projections primarily at our 330 N. Wabash Avenue property ($1.6 million) and lower bad debt expense ($0.2 million), partially offset by increased utilities due to higher rates ($1.1 million) and increased repairs and maintenance occurring at our 330 N. Wabash Avenue, 180 North LaSalle Street and Continental Towers properties ($0.3 million).
Depreciation and Amortization. The increase of $5.0 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.
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
Interest Expense. The increase in interest expense of $18.2 million was primarily the result of $9.7 million, $4.6 million and $1.1 million of additional interest expense in 2006 compared to 2005 for the IPC Loan, Citicorp Loans and the Continental Towers refinancing, respectively. Additionally, the increase in the average LIBOR from 3.5% in 2005 to 5.0% in 2006 led to a $3.6 million increase in interest expense related to our variable rate debt collateralized by our 330 N. Wabash Avenue property.
Amortization of Deferred Financing Costs. The increase of $1.9 million in amortization of deferred financing costs was primarily attributable to the write-off of unamortized deferred financing fees related to the repayments of the IPC Loan and a portion of the Citicorp Loan.
Minority Interests. The increase of $28.7 million in minority interests was primarily due to the Acquisition. As a result of the Acquisition, minority interest percentage ownership increased from 11.5% to 99.1%.
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

Liquidity and Capital Resources
Recent Developments.
On December 20, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and was paid on January 31, 2008.
The United Building Sale. On January 7, 2008, we completed the sale of our 50.0% common joint venture interest in The United Building located at 77 West Wacker Drive in Chicago, Illinois to our joint venture partner. The sale price was $50.0 million, subject to customary pro-rations and adjustments. We recognized a gain of $29.4 million and we used $18.8 million of the net proceeds to retire the outstanding balance on two Citicorp mezzanine loans.
Two of the Company’s subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for The United Building through January 6, 2013, subject to the terms of the agreement, including the owner’s right to terminate the agreement early upon 30 days notice.
BHAC Capital IV, L.L.C. In January 2008, PGRT ESH was informed that BHAC Capital IV, L.L.C. (“BHAC”), was temporarily suspending distributions on the membership units held by PGRT ESH, and the suspension is estimated to last through 2008. Since that time, the debt service on the Citicorp Loan, which is non-recourse to PGRT ESH, was funded with the proceeds of a $4.4 million capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.
On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and was paid on April 30, 2008. In addition, our Board also declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008.
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in which case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to below, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to above.

330 N. Wabash Avenue Refinancing. On March 18, 2008, simultaneously with the Hotel sale referred to above, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold to the Hotel Buyer (the “Office Property”) consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and 330 LLC has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).
Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A, provided that 330 LLC may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year. If 330 LLC negates the Loan A Lender’s call options as described above, Loan A will bear interest at a rate equal to the 30-day London Interbank Offered Rate plus a market-based spread not to exceed 4.50% per year for the remainder of the term of Loan A. Loan A may be prepaid in whole during the first two years with a prepayment premium, and may be prepaid thereafter at par. Payments of interest are due monthly and the principal amount of Loan A amortizes at $1,000 per year for the first five years of the term of Loan A. For the remainder of its term, Loan A amortizes based on a 25 year amortization schedule with equal monthly installments of principal and interest. Loan A is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
Loan B matures on March 31, 2013. The initial advance of Loan B bears interest at a fixed rate of 7.95% per year. Subsequent advances will bear interest at a rate equal to 30-day LIBOR plus 4.62%. Loan B may not be prepaid during the first year; thereafter, it is payable in whole subject to a yield maintenance payment. Payments of interest only are due monthly and there is no required principal amortization. Loan B is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
The Loans are non-recourse to 330 LLC except for certain recourse exceptions, including waste, fraud, misallocation of funds and other similar exceptions. The recourse exceptions have been guaranteed (the “Non-Recourse Carve-Out Guaranty”) by our Operating Partnership. The Operating Partnership also entered into a completion guaranty relating to certain construction, demolition and asbestos abatement work at the Office Property for the benefit of the Loan B Lender (the “Completion Guaranty” and, together with the Non-Recourse Carve-Out Guaranty, the “Guaranties”). The Guaranties include a covenant that the Operating Partnership will maintain a minimum net worth of $15.0 million, calculated by adding back accumulated depreciation, and a minimum cash liquidity balance of $10.0 million. 330 LLC also entered into environmental indemnity agreements related to both the Office Property and the Parking Garage, which obligations were also guaranteed by the Operating Partnership. The Guaranties also include a guaranty that approximately $15.3 million will be deposited into the leasing escrow from property cash flow within approximately two years of closing.
The Loans required the establishment of various customary and negotiated leasing, tenant improvements, real estate tax, ground lease rent, capital improvements, debt service and insurance reserves, all as more fully set forth in the loan documents, and totaling $6.5 million at closing (not including the escrows with the title insurance company referred to above). Net cash flow from the Office Property and the Parking Garage will be deposited into the escrows to fund future leasing, capital improvements and other costs relating to the Office Property and the Parking Garage.

1051 N. Kirk Road Sale. On May 2, 2008, we closed on the sale of our 1051 North Kirk Road property, a 120,004 square foot industrial property located in Batavia, Illinois. The net proceeds from the sale of $4.1 million were used to pay a release price to the lender of $4.2 million on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.
On May 2, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend has a record date of July 10, 2008 and a payment date of July 31, 2008.
In addition, on May 2, 2008, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008.
BHAC Capital IV, L.L.C. Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC, an entity that owns 100% of ESH. The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent company. In addition, affiliates of Guarantors recently repaid $25.0 million of principal of the loan and have been paying the debt service on the loan, all as capital contributions to the Company and, in turn, to PGRT ESH.
The loan extension has a $3.0 million restructuring fee payable in three installments through September 30, 2008, $2.0 million of which has already been paid by affiliates of Guarantors. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan are due as follows: (i) $5.0 million on July 31, 2008, (ii) $20.0 million on September 30, 2008, (iii) $20.0 million on December 31, 2008 and (iv) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008, $10.0 million may be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of LIBOR plus 2.0% and has an interest rate collar that contains an interest rate ceiling of 6.5% and an interest rate floor of 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule.
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
Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2008, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing or future escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2007, we are in compliance with the requirements of all of our financial covenants. We were not in compliance with one of our non-financial covenants with a lender. We obtained an extension on this covenant relating to filing of financial statements through July 31, 2008 and did not incur penalties or restrictions related to the covenant.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2007, these accounts totaled $41.7 million. These escrows relate to $17.3 million in escrow for capital and tenant improvements, $9.8 million in escrow for real estate taxes and insurance, $6.3 million in escrow representing lease obligations, $3.0 million in escrow for depository accounts, $1.0 million in escrow related to environmental remediation and a remaining $4.3 million in escrow for various other purposes.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due by Period
	(dollars in thousands)
			2009/	2011/	2013 and
Contractual Obligations (A)	Total	2008	2010	2012	Thereafter
Mortgage notes payable (B)	$567,910	$351,014	$36,492	$65,404	$115,000
Operating lease obligations	2,882	561	482	442	1,397
Tenant improvement allowances (C)	10,337	10,337	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	43,556	10,040	17,805	15,711	—

Total contractual cash obligations	$624,685	$371,952	$54,779	$81,557	$116,397

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)
These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the year ended December 31, 2007, amortization totaled $1.3 million. The actual amount owed to lenders for mortgage notes payable at December 31, 2007, is $565.1 million. Of this balance, $18.8 million was paid on January 7, 2008 to retire the outstanding balance on two Citicorp mezzanine loans. In addition, on March 18, 2008, a $195.0 million first mortgage and mezzanine loan was retired and refinanced by a new $138.0 million loan. Interest expense obligations related to mortgage notes payable total $89.9 million and are due as follows: $22.5 million in 2008; $26.5 million in 2009/2010; $14.1 million in 2011/2012; and $26.8 million in 2013/thereafter.

(C)	We have escrows of $9.0 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $35.8 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $6.3 million to fund a portion of this contractual amount at December 31, 2007.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts											2013 and
Other Commercial Commitments	Committed		2008			2009-2010			2011-2012			Thereafter
Guarantees (A)	$2,756		$	(A	)	$	(A	)	$	(A	)	$ (A	)
Unconsolidated joint ventures (B)	80,820			(B	)		(B	)		(B	)	(B	)
Tax indemnifications (C)	14,018			(C	)		(C	)		(C	)	(C	)
Environmental remediation (D)	4,467			3,612			609			43		203
Series B Shares (E)	(E	)		2,250			(E	)		(E	)	(E	)

Total commercial commitments	$102,061			$5,862			$609			$43		$203

(A)
This represents a guarantee for $2.8 million to ensure certain tenant improvement and lease commission payments are made with respect to the joint venture that owned an office building known as The United Building located at 77 West Wacker Drive in Chicago, Illinois. On January 7, 2008, we sold our joint venture interest in this property to our joint venture partner and no longer hold any ownership interest in this property.

(B)
We had a 50.0% common interest in an unconsolidated real estate joint venture that owned The United Building. The amount shown includes 50.0% of the balance of the $161.6 million mortgage note payable secured by the property.

In addition, we have a 23.1% interest in an unconsolidated real estate venture, which owns a 0.1 million square foot office property in Phoenix, Arizona and subsequent to the sale of three of the four buildings owned by the venture in August 2005, is unencumbered.

(C)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of December 31, 2007. See Note 15 – Commitments and Contingencies – Tax Indemnities to our consolidated financial statements included in this report for further information.

(D)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 15 – Commitments and Contingencies – Environmental to our consolidated financial statements included in this report for further information.

(E)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly distributions relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends, and the payment of dividends at this time should not be construed to convey any degree of certainty with respect to future dividend payments. Management and our Board review the Company’s cash position, the status of potential capital events, debt levels and the Company’s requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly distributions on our Series B Shares are not made. The term of any trustees elected by the Series B shareholders will expire whenever all arrears in dividends on the Series B Shares have been paid and current dividends declared and set apart for payment.

Tenant Concentration. The following represents our five largest tenants in 2007 based on gross revenue recognized during 2007:

	Gross
	Tenant	% Of Our Total	Lease
Tenant	Revenue	Revenue	Expiration
	(dollars in thousands)
Jenner & Block (1)	$13,339	11.9%	April 2010
Ameriquest Mortgage Company	6,736	6.0	June 2011
Accenture	5,124	4.6	July 2015
Jones Day (2)	3,409	3.0	September 2022
United Airlines (2)	3,402	3.0	February 2022

	$32,010	28.5%

(1)	We have been informed that Jenner & Block will not be renewing their lease at expiration.

(2)
These are tenants of The United Building in which we had an ownership interest in the joint venture that owned the office property until our sale of such interest in January 2008 to our joint venture partner.

If one or more of the tenants listed above at properties we still own were to experience financial difficulties and cease paying rent or fail to renew their lease at the expiration of its term, our cash flow and earnings would likely be negatively impacted in the near term and possibly the long term. The extent and length of this would be impacted by several factors, including:
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
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the fourth quarter of 2005 for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board’s review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board’s review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividends had a record date of January 5, 2007 and a payment date of January 31, 2007.
On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly distributions relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.

Dividends paid in the amount of $2.8125 per share in 2007 on our Series B Shares have been determined to be ordinary dividends of $1.40625 per share and a return of capital of $1.40625 per share. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are outstanding. The term of any trustees elected by the holders of the Series B Shares will expire whenever the total dividend arrearage on our Series B Shares has been paid and current dividends have been declared and set apart for payment.
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
On January 10, 2006, we and Casati and Heise, amended the foregoing Tax Indemnity Agreement to among other things, terminate the Tax Indemnity Agreement as it related to Mr. Casati; which had the effect of reducing the Operating Partnership’s estimated maximum liability in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.
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
Indebtedness. Our aggregate indebtedness had a fair market value of $567.9 million and a carrying value (i.e., face value of debt) of $565.1 million at December 31, 2007. This indebtedness had a weighted average maturity of 2.5 years and bore interest at a weighted average interest rate of 7.5% per annum. At December 31, 2007, $234.1 million, or 41.2% of such indebtedness, bore interest at fixed rates, and $333.8 million, or 58.8% of such indebtedness, bore interest at variable rates. Of the variable rate debt, $213.8 million is subject to interest rate cap agreements.
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

Under the terms of the interest rate protection agreements we made no payments in one-time fees during 2007 and $0.3 million and $0.1 million during 2006 and 2005, respectively. We received $0.3 million in 2007, $0.1 million in 2006 and no amounts were received in 2005. The fair value of these agreements was nominal at December 31, 2007, $0.3 million at December 31, 2006, and nominal at December 31, 2005.
In February 2007, we exercised the final extension option on the $195.0 million first mortgage loan secured by our 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 10, 2008, and includes the cost of extending the interest rate cap agreement.
Debt Activity. We paid $1.8 million of principal payments during 2007.
Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2007, 2006 and 2005, our tenant improvements and leasing commissions averaged $38.88, $27.60 and $32.74, respectively, per square foot of newly-leased office space totaling 405,680, 260,598 and 241,642 square feet, respectively, and $11.58, $9.13 and $16.18, respectively, per square foot of office leases renewed by existing tenants totaling 236,752, 155,110 and 285,957 square feet, respectively. For 2007, we incurred $9.8 million of capital improvement expenditures, excluding discontinued operations, and we expect to incur approximately $4.6 million for 2008.
Off-Balance Sheet Arrangements
As listed above, our share of mortgage debt of unconsolidated joint ventures is $80.8 million. On January 7, 2008, we sold our joint venture interest in The United Building to our joint venture partner. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any unconsolidated SPE transactions.
Historical Cash Flows

	Year ended December 31
	2007	2006	$ Change	% Change
	(dollars in thousands)

Net cash provided by operating activities	$1,134	$4,838	$(3,704)	(76.6)%
Net cash (used in) provided by investing activities	$(129,700)	$66,403	$(196,103)	(295.3)%
Net cash provided by (used in) financing activities	$106,348	$(28,739)	$135,087	470.0%

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.1 million for the year ended December 31, 2007 compared to $4.8 million for the year ended December 31, 2006 – a decrease of $3.7 million. The decrease was primarily due to a $8.5 million reduction of rental and tenant reimbursements receipts due to lower occupancy, primarily at our 330 N. Wabash Avenue and Continental Towers properties. The decrease was partially offset by a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property and a $0.6 million lease termination fee from a tenant at our 330 N. Wabash Avenue property in the second quarter of 2007. In addition, we experienced the following favorable changes: a $1.1 million decrease in Services Company expenses due to reduced income taxes; a $1.0 million decrease in the payment of insurance premiums for our properties; a $0.6 million increase in Services Company revenue due to additional leasing commissions; and $0.6 million of management fees for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(129.7) million for the year ended December 31, 2007 compared to $66.4 million for the year ended December 31, 2006 – a decrease of $196.1 million. In 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH (see Note 11 – Investments in Unconsolidated Joint Ventures to our consolidated financial statements included in this report for further information). In addition, in 2006, $92.8 million was received from the sale of our joint venture interest in Citadel Center net of a $4.0 million distribution to IPC Prime Equity, LLC (“IPC Equity”). These decreases were partially offset by a $6.2 million return of capital received from our investment in the unconsolidated entity that owns ESH, proceeds received in 2007 of $4.7 million related to the sale of our Narco River property and distributions in 2006 of $4.2 million related to an amended tax indemnity agreement related to our Continental Towers property that did not occur in 2007. In addition, a net of $2.3 million became unrestricted and available for use from our restricted escrow accounts in 2007, whereas, a net of $4.1 million became restricted in 2006.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $106.3 million for the year ended December 31, 2007 compared to $(28.7) million for the year ended December 31, 2006 – an increase of $135.0 million. This increase was primarily the result of $120.0 million in loan proceeds received on a non-recourse loan from Citicorp in June 2007, as compared to loan proceeds of $113.0 million in 2006. We also received net proceeds of $37.9 million from the refinancing of our Continental Towers property in 2006 and used these proceeds to pay $39.2 million of principal on the $58.0 million Citicorp mezzanine loan that was funded in January 2006. In addition, dividends paid in 2006 were $82.8 million compared to $11.3 million in 2007.

	Year ended December 31
	2006	2005	$ Change	% Change
	(dollars in thousands)

Net cash provided by (used in) operating activities	$4,838	$(5,423)	$10,261	189.2%
Net cash provided by (used in) investing activities	$66,403	$(57,786)	$124,189	214.9%
Net cash (used in) provided by financing activities	$(28,739)	$9,087	$(37,826)	(416.3)%
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $4.8 million for the year ended December 31, 2006 compared to $(5.4) million for the year ended December 31, 2005 – an increase of $10.3 million. This increase is mainly attributable to a reduction in strategic alternative expenses of $10.3 million, a return on investment of $4.2 million, an increase in total revenues of $2.4 million and a decrease in general, administrative and severance expenses of $1.7 million in 2006 compared to 2005. This increase was partially offset by a $6.4 million reduction of income from operations earned from our 208 South LaSalle Street property, which was sold in December 2005, and a $1.1 million tax refund received in 2005 related to our former 33 West Monroe Street property for taxes paid in 2004.

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $66.4 million for the year ended December 31, 2006 compared to $(57.8) million for the year ended December 31, 2005 – an increase of $124.2 million. This increase was due to an increase of $88.6 million in distributions from the sale of our joint venture interest in Citadel Center and the sale of a land parcel located in Libertyville, Illinois, partially offset by a distribution of $4.0 million to IPC Equity. This compares to a $9.8 million receipt from the Citadel Center joint venture, a $3.9 million distribution received from the Plumcor/Thistle joint venture and $0.6 million in proceeds from the sale of a different Libertyville land parcel during 2005. In January 2006, loan proceeds of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 were funded to us and available for operations. Also in January 2006, we paid $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property that did not occur in 2007. Additionally, we funded $1.2 million into the escrows associated with two Citicorp mezzanine loans, and an additional $2.5 million for leasing costs and tenant improvements at our 330 N. Wabash Avenue property in 2006 compared to 2005.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(28.7) million for the year ended December 31, 2006 compared to $9.1 million for the year ended December 31, 2005 – a decrease of $37.8 million. This decrease was primarily a result of loan activity and dividends paid. Specifically, loan proceeds received of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. This $55.0 million loan was fully retired in conjunction with the previously discussed sale of Citadel Center. We received net proceeds of $37.9 million and $9.6 million from the refinancing of our Continental Towers property in 2006 and 2005, respectively. Proceeds from the 2006 Continental Towers refinancing were used to pay $39.2 million of principal on the $58.0 million Citicorp mezzanine loan that was funded in January 2006. Also, dividends totaling $82.8 million and $50.3 million were paid in 2006 and 2005, respectively.
Critical Accounting Policies
General. The previous discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain, including but not limited to assumptions regarding our ability to continue conducting our operations in substantially the same manner as we historically have. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Consolidation. Our consolidated financial statements include our accounts, variable interest entities (“VIEs”) in which we are the primary beneficiary and other subsidiaries over which we have control. Our determination of the appropriate accounting method with respect to our variable interests is based on FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). We consolidate any VIE of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We determine if an entity is a VIE under FIN 46R based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support provided by any parties, including equity holders. We make judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidate the entity as the primary beneficiary. This determination of whether we will absorb the majority of expected losses and/or receive the majority of expected returns includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is a disproportionate interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We are not required to reconsider the entity’s VIE status if the entity incurs losses that exceed expectations, but are required to reconsider the status if the structure of the entity changes.

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
Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. In addition, in connection with the sale of certain industrial properties in 1999, we agreed to a master lease agreement for certain properties for a defined period. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2007 as compared to 2006 reflects payments under these leases, in addition to an increase in the liability during 2007 of $0.5 million due to assumption changes.
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
Impairment of Long-Lived Assets. In evaluating our assets for impairment in accordance with SFAS No. 144, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Under SFAS No. 144, assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated cash flows over an anticipated hold period. If these cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of the related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest. Property held for development is also evaluated for impairment.
At December 31, 2007, we determined that no reserves were warranted. In evaluating our other long-lived assets used in operations for impairment at December 31, 2007, we assumed anticipated hold periods of three to five years for our operating properties. In evaluating our property held for development, we concluded that development expenditures, including capitalized interest, were recoverable and no reserves were warranted at this time. However, as discussed under “Liquidity and Capital Resources”, if we determine that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves could be required. These reserves could have significant impacts on our operating results.
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change in our fair value measurements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We have elected not to adopt the provisions of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.
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
As of December 31, 2007, approximately $333.8 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. Of our floating rate debt, $213.8 million is subject to interest rate cap agreements that are designed to mitigate some of this risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2007. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):

Fixed rate amount – Carrying Value	$16.1	$1.7	$33.1	$65.4	$—	$115.0	$231.3
Weighted–average interest rate – Carrying Value	7.1%	6.4%	8.3%	5.6%	—	5.9%	—

Fixed rate amount – Fair Value	$17.2	$2.7	$33.8	$65.4	$—	$115.0	$234.1
Weighted–average interest rate – Fair Value	7.2%	7.2%	8.3%	5.6%	—	5.9%	—

Variable rate amount (2)	$333.8	$—	$—	$—	$—	$—	$333.8
Weighted–average interest rate	8.3%	—	—	—	—	—	—

Interest rate cap agreements (3):
Notional amount	$213.8	$—	$—	$—	$—	$—	$213.8
Weighted–average cap rate	9.4%	—	—	—	—	—	—

(1)
Based upon the rates in effect at December 31, 2007, the weighted–average interest rates on our mortgage notes payable at December 31, 2007 was 7.5%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $3.3 million.

(2)
On June 29, 2007, through one of our subsidiaries, PGRT ESH, we obtained a $120.0 million non-recourse loan from Citicorp. The loan is interest only and accrues interest at a variable rate of 4.0% above LIBOR or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan has a maturity date of June 10, 2008, and is guaranteed by Lightstone Holdings, and our Chairman of the Board, Mr. David Lichtenstein.

In February 2007, the final extension option on the $195.0 million 330 N. Wabash Avenue loan was purchased for $0.5 million, which extended the maturity date to March 10, 2008 and included the costs of extending the interest rate cap agreement.

(3)
In connection with the 330 N. Wabash Avenue loan extension we obtained an interest rate cap of LIBOR at 6.6% with a notional amount of $195.0 million for the term of the outstanding debt collateralized by our 330 N. Wabash Avenue property. In March 2008, this debt was retired and replaced with a new $138.0 million first mortgage loan.

In January 2006, a mezzanine loan for $58.0 million was obtained and collateralized by a pledge of our holdings of Prime Equity. In addition, we purchased an interest rate protection agreement which caps the total interest rate at 9.1%. On November 21, 2006, $39.2 million of principal was repaid, leaving an outstanding balance of $18.8 million. This remaining balance was subsequently paid on January 7, 2008 utilizing proceeds from the sale of our joint venture interest in The United Building to our joint venture partner.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our system of internal control over financial reporting is effective based on those criteria. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
(c) Changes in Internal Controls over Financial Reporting.
There have not been any changes in our internal control over financial reporting during our last fiscal quarter within the fiscal year to which this annual report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Trustees
The following table presents certain information as of March 1, 2008 concerning each of our trustees serving in such capacity:

		Principal	Year Term of	Served as a
		Occupation and	Office Will	Trustee
Name	Age	Positions Held	Expire	Since
David Lichtenstein	47	Chairman of the Board	2008	2005
Jeffrey A. Patterson	48	President and Chief Executive Officer, Trustee	2008	2005
Peyton Owen, Jr.	51	Trustee	2008	2007
John M. Sabin	53	Independent Trustee	2008	2005
Shawn R. Tominus	48	Independent Trustee	2008	2005
Bruno de Vinck	62	Trustee	2008	2005
George R. Whittemore	58	Independent Trustee	2008	2005
David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. David Lichtenstein founded The Lightstone Group in 1988 and has led Lightstone’s growth into one of the largest privately-held real estate companies in the United States today. The Lightstone Group is now ranked among the 25 largest real estate companies in the industry with a diversified portfolio of approximately 18,000 residential units and approximately 30 million square feet of office, industrial and retail properties in 27 states, the District of Columbia and Puerto Rico. The Lightstone Group owns Prime Group Realty Trust, Prime Retail Inc. and Extended Stay Hotels, the largest, mid-price extended-stay hotel company in the United States, with 687 hotels and approximately 76,000 rooms located in 44 states and Canada. Headquartered in New York, The Lightstone Group has over 14,000 employees and maintains regional offices in Maryland, Illinois and New Jersey. Mr. Lichtenstein is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Extended Stay Inc. and Prime Retail, Inc., all private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc., a public company.
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

Peyton (Chip) Owen, Jr. Mr. Owen is a 23-year industry veteran who joined The Lightstone Group in 2007 as President and Chief Operating Officer after three years as chief operating officer of Equity Office Properties Trust, based in Chicago. Prior to Equity Office, Mr. Owen spent almost 20 years at Chicago’s Jones Lang LaSalle, most recently as chief operating officer, Americas Region. Mr. Owen holds a Bachelor of Science in mechanical engineering and a Master in Business Administration from the University of Virginia.
John M. Sabin. Mr. Sabin has served on our Board since July 2005. Mr. Sabin is currently the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. He also serves on the boards of North American Scientific, Inc. since 2005 and Hersha Hospitality Trust since 2003, all publicly traded companies. From January 2000 to October 2004, Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin received Bachelor of Science degrees in Accounting and University Studies and Masters of Accountancy and Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.
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
Bruno de Vinck. Mr. de Vinck has served on our Board since July 2005. Mr. de Vinck is the Chief Operating Officer, Senior Vice President, Secretary and a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., a public company, a director of the Park Avenue Bank, New York City, a private company and a director of Extended Stay Inc., a private company. Mr. de Vinck is also involved in the management and renovation of various multi-family, retail and industrial properties for The Lightstone Group and has served as its Senior Vice President since April 1994. Prior to that time, Mr. de Vinck was a Manager with numerous real estate management companies, and was the founding president and prior Chairman of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility. Mr. de Vinck is a past New Jersey chapter president for the Institute of Real Estate Management (IREM), as well as a past Director of the New Jersey Association of Realtors.
George R.. Whittemore. Mr. Whittemore has served on our Board since July 2005. Mr. Whittemore currently serves as a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., Village Bank & Trust in Richmond, Virginia, and Supertel Hospitality, Inc. in Norfolk, Nebraska, all publicly traded companies. Mr. Whittemore previously served as President and CEO of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation), and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Executive Officers
The following table presents certain information as of March 1, 2008 concerning each of our executive officers and key employees serving in such capacities:

Name	Age	Position
David Lichtenstein	47	Chairman of the Board
Jeffrey A. Patterson	48	President and Chief Executive Officer, Trustee
James F. Hoffman	45	Senior Executive Vice President—General Counsel and Secretary
Steven R. Baron	59	Executive Vice President—Leasing
Paul G. Del Vecchio	43	Executive Vice President—Capital Markets
Victoria A. Cory	43	Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence
Anita T. Pallardy	49	Senior Vice President—Leasing
David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. David Lichtenstein founded The Lightstone Group in 1988 and has led Lightstone’s growth into one of the largest privately-held real estate companies in the United States today. The Lightstone Group is now ranked among the 25 largest real estate companies in the industry with a diversified portfolio of approximately 18,000 residential units and approximately 30 million square feet of office, industrial and retail properties in 27 states, the District of Columbia and Puerto Rico. The Lightstone Group owns Prime Group Realty Trust, Prime Retail Inc. and Extended Stay Hotels, the largest, mid-price extended-stay hotel company in the United States, with 687 hotels and approximately 76,000 rooms located in 44 states and Canada. Headquartered in New York, The Lightstone Group has over 14,000 employees and maintains regional offices in Maryland, Illinois and New Jersey. Mr. Lichtenstein is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Extended Stay Inc., Prime Retail, Inc. and Park Avenue Bank, New York City, all private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc., a public company.
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
James F. Hoffman. Mr. Hoffman serves as our Senior Executive Vice President—General Counsel and Secretary. From October 2000 to February 2007, Mr. Hoffman served as our Executive Vice President—General Counsel and Secretary. Mr. Hoffman obtained his law degree in 1987 from Harvard Law School where he graduated Cum Laude and obtained his finance degree in 1984 from the University of Illinois where he graduated with Highest Honors. From March 1998 to October 2000, Mr. Hoffman served as our Senior Vice President—General Counsel and Secretary and before that as our Vice President and Associate General Counsel. Prior to working for us, Mr. Hoffman served as Assistant General Counsel of our predecessor company, The Prime Group, Inc., and was an associate with the law firm of Mayer, Brown & Platt (now Mayer Brown LLP).

Steven R. Baron. Mr. Baron serves as our Executive Vice President–CBD Office Leasing. In this capacity, Mr. Baron is the leasing executive responsible for the The United Building at 77 West Wacker Drive and Citadel Center at 131 South Dearborn in Chicago. Mr. Baron is also involved in performing certain asset management and development services in connection with the 1407 Broadway Avenue building in New York. Mr. Baron has previously served as the Executive Vice President in charge of our Industrial Group, responsible for portfolio leasing and build to suit development and served as our Senior Vice President–Development and Leasing, where he was responsible for the oversight of our redevelopment of the 180 North LaSalle Street building in Chicago, Illinois. Prior to joining Prime Group Realty Trust, Mr. Baron held senior leasing and/or development positions with The Prime Group, Inc., Metropolitan Structures, Inc., and Stein & Co. where he leased over 7 million square feet of CBD office space. Mr. Baron is a licensed real estate broker and has taught at DePaul University and Kellogg School of Management at Northwestern University, where he lectured on commercial real estate development, leasing and marketing.
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
Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2007, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to our knowledge, no transactions were reported late during the year ended December 31, 2007.

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
Information Regarding Audit Committee
Our Board has established an audit committee. The charter of our audit committee is available on our website at www.pgrt.com. Since July 1, 2005 the audit committee has consisted of Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Mr. Whittemore was named chairman of the audit committee on July 1, 2005. The Board determined that Messrs. Whittemore and Sabin are qualified as audit committee financial experts as defined in Item 407(d) of Regulation S-K. For more information regarding Messrs. Whittemore and Sabin’s relevant professional experience, see “–Trustees”.
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
The members of our Board’s Executive Committee, consisting of Mr. Lichtenstein, our Chairman, Mr. Patterson, our President and Chief Executive Officer and Mr. Owen, a member of our Board, periodically review our compensation practices. Our compensation program consists of a base salary and opportunity to receive a cash bonus for our executive officers, and fees for our trustees. The Executive Committee reviewed in January 2008 the compensation of our executive officers and determined the cash bonuses for 2007 to be paid to our executive officers based on the performance of each executive officer and the Company during 2007. Fees for our trustees are unchanged for calendar years 2007 and 2008. Mr. Patterson’s bonus for 2007 and base salary for 2008 were set pursuant to the terms of his employment agreement, which was previously approved by our Board.
Although we have in the past and may again in the future engage compensation consultants to review our compensation program, we did not engage a compensation consultant to assist us in determining compensation for calendar year 2007.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our compensation philosophy is based on aligning management’s business objectives with those of our shareholders in order to provide compensation that will enable us to attract and retain talented executives, and link the interests of our executive officers to those of our shareholders. Accordingly, the employment agreement for Jeffrey A. Patterson, our President and Chief Executive Officer, provides that annual bonuses may be earned by him based on increases in the net operating income of our properties, subject to a minimum annual bonus of $500,000 per year in calendar years 2005 through 2007. In addition, Mr. Patterson has an option which allows him to acquire membership interests in Prime Office on similar terms as our existing shareholder’s other initial equity investors. Finally, a significant portion of the compensation of our leasing personnel is directly tied to the execution of leases at our properties. Annual salary increases and bonuses for our other officers and employees are determined based upon a review of their individual performance and the performance of their relevant departments during the year.

We believe that, through the foregoing employment agreements and arrangements, the financial interests of our President and Chief Executive Officer and key executives are as a whole aligned with the interests of our shareholders. Throughout 2007, we had employment agreements with certain of our senior executives. See “ – Employment Agreements” for more information regarding these employment agreements.
Mr. Patterson was named the Company’s President and Chief Executive Officer in August 2004, prior to the Acquisition. Mr. Patterson’s annual base salary was $437,091 for calendar year 2007 and pursuant to the terms of his employment agreement was increased by 3% to $450,203 for calendar year 2008. Mr. Patterson received an annual bonus of $542,913 for 2007.
In general, executive officers, including our President and Chief Executive Officer, are eligible for, and participate in, our compensation and benefits programs according to the same general terms as those available to all of our employees. For example, the health and welfare benefit programs are the same for all of our employees, including our executive officers, and executive officers participate in the same 401(k) Plan, according to the same terms, as all of our employees.
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
The key elements of our executive compensation program for executive officers are base salary and annual cash bonuses. Each of these is addressed separately below. In determining initial compensation for executive officers, the company’s management considers all elements of an executive officer’s total compensation package in comparison to current market practices, ability to participate in savings plans and other benefits. On at least an annual basis, members of our Board’s Executive Committee consider each executive officer’s overall compensation, and determine if such executive officer is entitled to receive a year-end cash bonus and if so, the amount of the cash bonus.
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

Summary Compensation Table
The following table sets forth the compensation earned for the year ended December 31, 2007 with respect to Mr. Patterson (our President and Chief Executive Officer), Mr. Del Vecchio (our Executive Vice President—Capital Markets and our principal financial officer) and the three other persons who were our most highly compensated executive officers during 2007 (the “Named Executive Officers”).

					All Other
				Option	Compen-
		Salary	Bonus	Awards	sation ($)
Name and Principal Position	Year	($) (1)	($) (1)(2)	($) (3)	(4)	Total ($)

Jeffrey A. Patterson	2007	437,091	542,913	106,000	5,500	1,091,504
President and Chief	2006	424,360	500,000	153,400	5,500	1,083,260
Executive Officer

James F. Hoffman	2007	242,500	227,087	0	5,500	475,087
Senior Executive Vice	2006	233,400	215,000	0	5,500	453,900
President— General Counsel and Secretary

Anita T. Pallardy	2007	126,161	293,696	0	3,154	423,011
Senior Vice President—	2006	120,000	191,053	0	3,000	314,053
Leasing

Paul G. Del Vecchio	2007	180,000	120,000	0	5,500	305,500
Executive Vice President—	2006	159,650	110,000	0	5,500	275,150
Capital Markets

Steven R. Baron	2007	94,045	127,529	0	5,313	226,887
Executive Vice	2006	0	0	0	0	0
President—Leasing

(1)
Amounts shown include cash and non-cash compensation or bonuses, as applicable, as reported in the year in which the service was performed, even if such compensation or bonuses, as applicable, were paid or vested in a subsequent year.

(2)
Bonus amounts for 2007 include cash bonuses paid in the ordinary course for services performed in 2007. Further, Ms. Pallardy and Mr. Baron received leasing bonuses of $293,696 and $127,529, respectively, which are included in the table above.

(3)
Consisting of grants of options to acquire either directly or through equity interests in Prime Office a 3.5% ownership interest in the Operating Partnership and us on substantially the same economic terms as Prime Office’s other initial equity investors. The option award in the 2006 row expired on December 31, 2007 without being exercised. In January 2008, Mr. Patterson and Prime Office entered into a new option agreement dated as of December 31, 2007, as more fully described in “Employment Agreements” below.

(4)	Includes employer matching to the Operating Partnership’s 401(k) Plan.
Employment Agreements
On June 1, 2005, Prime Office entered into employment agreements dated as of May 31, 2005 with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Senior Executive Vice President, General Counsel and Secretary. On July 1, 2005, in connection with the completion of the Acquisition, we and the Operating Partnership adopted and assumed the two employment agreements.

The employment agreements provide for initial base salaries of $412,000 and $226,600, respectively, with the base salary of Mr. Patterson increasing to $424,000 in 2006 and increasing each year thereafter by no less than three percent. Mr. Hoffman’s employment agreement provides that his base salary will increase by no less than three percent each year beginning in 2006. Further, the employment agreements of both Messrs. Patterson and Hoffman provide for the opportunity for the executives to earn annual bonus compensation as set forth in the respective employment agreement. Mr. Patterson’s agreement provides for an annual bonus based on increases in the net operating income for our properties, subject to a minimum annual bonus of $500,000 for calendar years 2005, 2006 and 2007. The employment agreements each have an initial thirty month term and automatically renew for successive one year terms, unless either party gives written notice of termination to the other party. The employment agreements required us to pay to the executives at the closing of the Acquisition, certain “change of control” payments in accordance with the prior employment agreements between us and the executives.
The employment agreements provide that if either agreement is terminated by (i) us “without cause” (as defined in the agreements), (ii) us in the event of the executive’s “disability” (as defined in the agreements), (iii) the respective executive within specified time periods following the occurrence of a “change of control” and (a) a resulting “diminution event” (as each term is defined in the agreements) or (b) a resulting relocation of the respective executive’s office to a location more than twenty-five miles from its current location, (iv) by the respective executive for “good reason” (as defined in the agreements) or (v) automatically upon the respective executive’s death, the applicable executive shall be entitled to a pro rata portion of any bonus compensation otherwise payable to executive for or with respect to the calendar year in which the termination occurs and a lump sum termination payment equal to the aggregate base compensation payable to the executive over the remainder of the employment term as in effect immediately prior to the effective date of the termination.
Assuming on December 31, 2007 Mr. Patterson’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Patterson’s severance pursuant to his employment agreement would be $950,204, which is the bonus compensation payable to Mr. Patterson with respect to the calendar year 2007 and the aggregate base compensation payable to Mr. Patterson through December 31, 2008. Assuming on December 31, 2007 Mr. Hoffman’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Hoffman’s severance pursuant to his employment agreement would be $472,500, which is based on and includes the bonus compensation payable to Mr. Hoffman with respect to the calendar year 2007 and the aggregate base compensation payable to Mr. Hoffman through December 31, 2008. There are no material conditions to receipt by the executives of these termination benefits. The amount and terms of these severance arrangements was determined by Prime Office, and included consideration of market practices for other similar officers of comparable companies.
The employment agreements also subject the executives to certain confidentiality obligations and non-solicitation restrictions, and in the case of Mr. Patterson certain non-competition restrictions, all as more fully set forth in the agreements. Mr. Patterson’s agreement also granted him an option for eighteen months after the closing date of the Acquisition to acquire membership interests in Prime Office equivalent to a 3.5% ownership interest in the Operating Partnership and us. Pursuant to a letter agreement dated March 15, 2007, between Mr. Patterson and Prime Office, Mr. Patterson and Prime Office agreed to extend the exercise period for the options to the earlier of the occurrence of a change of control involving the Company or December 31, 2007. This option expired on December 31, 2007. In January 2008, Mr. Patterson and Prime Office, entered into an Equity Option Agreement dated as of December 31, 2007, granting Mr. Patterson an option to acquire either directly or through equity ownership in Prime Office up to 3.5% of the equity interests in the Company and the Operating Partnership pursuant to the terms set forth in such agreement. The purchase price for the interest is on substantially the same economic terms as the class, price and economic terms applicable to Prime Office’s other initial equity investors, taking into account both capital contributions and distributions since the date of the investors’ original investment. In addition, the purchase price for the equity shall be increased at the rate of seven percent (7%) per year, pro-rated on a per diem basis, from January 1, 2007, through the date of the closing of the purchase of the equity. The option expires on December 31, 2008, subject to earlier termination if not exercised prior to Mr. Patterson’s termination of employment under his employment agreement. The closing on the purchase of the equity may only be effective on the earlier of (i) immediately preceding a “change of control” as defined in Mr. Patterson’s employment agreement and (ii) December 31, 2008. The closing will still occur and the exercise of the option will be effective if Mr. Patterson’s employment is terminated in connection with or in anticipation of a “change of control” or otherwise after the exercise of the option but prior to the closing on the purchase of the equity.

None of our other Named Executive Officers are entitled to termination benefits upon termination of their employment that are not generally available to our other employees.
Option Grants, Exercises and Holdings
Other than as described above, we did not grant any options to purchase our common shares to the Named Executive Officers during 2007 and the Named Executive Officers did not hold any options to purchase our common shares. There were no exercises of options or vesting of stock during 2007. See “ – Employment Agreements” for more information regarding Mr. Patterson’s option. As part of the terms of her employment agreement, Ms. Nancy J. Fendley, our prior Executive Vice President – Leasing, was granted an option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us. In May 2007, we terminated Ms. Fendley’s employment and her option. Ms. Fendley has disputed such termination and initiated a lawsuit relating to the termination of her option, which the Company believes to be without merit.
Compensation of Trustees
The following table sets forth the compensation earned for the year ended December 31, 2007 with respect to our trustees other than Mr. Patterson (who is also a Named Executive Officer) and whose compensation as a trustee is fully reflected in the Summary Compensation Table and other portions of this Form 10-K. In addition to trustees’ fees, our trustees receive reimbursement of all travel and lodging expenses related to their attendance at both Board and committee meetings. As of December 31, 2007, our trustees did not hold any options to purchase our common shares or hold any of our common shares.

Fees Earned
or Paid in
Name	Cash ($) (1)

David Lichtenstein	0
John M. Sabin	45,500
Peyton Owen, Jr. (2)	8,924
Michael M. Schurer (2)	31,152
Shawn R. Tominus	45,500
Bruno de Vinck	32,000
George R. Whittemore	50,500

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

(2)
On September 18, 2007, Michael M. Schurer resigned from his position as a Trustee on our Board because he had decided to resign his position as the Chief Financial Officer of the Company’s parent company, Lightstone. On September 24, 2007, the Board of Trustees of the Company elected Peyton Owen, Jr. as a non-independent trustee of our Board and a member of the Executive Committee of the Board, to replace Mr. Schurer. Mr. Owen is currently the President and Chief Operating Officer of Lightstone.

Compensation Committee Interlocks and Insider Participation
Our Chairman and the Executive Committee of our Board are charged with determining compensation for our President and Chief Executive Officer. Mr. Patterson is a member of our Board and our President and Chief Executive Officer. No executive officer of ours served as a (i) member of the compensation committee of another entity in which one of the executive officers of such entity served on our Board or (ii) director of another entity in which one of the executive officers of such entity served on our Board, during the year ended December 31, 2007.
Compensation Report
The members of the Board have reviewed and discussed with management the Company’s Compensation Discussion and Analysis presented in this annual report on Form 10-K. Members of management with whom members of the Board discussed the Compensation Discussion and Analysis include the President and Chief Executive Officer, the Senior Executive Vice President, General Counsel and Secretary, the Executive Vice President-Capital Markets and the Vice President-Corporate Accounting.
Based on its review and discussions noted above, the Board determined that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
BOARD OF TRUSTEES
David Lichtenstein
Peyton Owen, Jr.
Jeffrey A. Patterson
John M. Sabin
Shawn R. Tominus
Bruno de Vinck
George R. Whittemore

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Security Holders Of The Company
As more fully described in “Item 1—Business—Background and General”, on July 1, 2005, in connection with the Acquisition, all of our common shares outstanding prior to the transaction were acquired by Prime Office whose principal business address is 326 Third Street, Lakewood, New Jersey 08701 and all options to acquire our common shares were cancelled. Prime Office is owned indirectly by David Lichtenstein, the Chairman of our Board.
The following table furnishes information, as of March 1, 2008, as to common units of our Operating Partnership, in each case which are beneficially owned by each trustee, each Named Executive Officer and trustees and executive officers as a group. Unless otherwise indicated in the footnotes to the tables, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power.

Number of Common Units of
Prime Group
Name and Address of	Realty L.P. Beneficially	Percent of All Common Units
Beneficial Owner	Owned(1)	of Prime Group Realty, L.P.

David Lichtenstein (2)	26,724,872	100%
Jeffrey A. Patterson	(3)	(3)
James F. Hoffman	—	—
Steven R. Baron	—	—
Paul G. Del Vecchio	—	—
Anita T. Pallardy	—	—
Peyton Owen, Jr.	—	—
John M. Sabin	—	—
Shawn R. Tominus	—	—
Bruno de Vinck	—	—
George R. Whittemore	—	—
Our trustees and executive officers as a group ([11] persons)	26,724,872	100

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

(3)	Mr. Patterson has been granted an option to purchase interests equivalent to a 3.5% ownership interest in the Operating Partnership and us.

Except as described above and except for the dispute described above relating to a terminated option to acquire a 1.0% ownership interest in the Operating Partnership and us previously held by Ms. Fendley, none of our trustees or executive officers own any shares of any other class of our equity securities or equity securities of any of our parent or our subsidiaries.

Equity Compensation Plan Information
As of December 31, 2007, we do not have any equity securities that may be issued upon the exercise of options, warrants and rights under a share incentive plan because our share incentive plan was terminated as a part of the Acquisition on July 1, 2005. The Company has no other compensation plans pursuant to which equity securities may be issued.
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
In addition, on February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into agreements with other affiliates of Lightstone to perform certain asset management services for several other portfolios of properties owned by affiliates of Lightstone. However, these arrangements described in this paragraph were never finalized since Lightstone hired separate personnel to manage these portfolios.
On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH, from Lightstone Holdings, an affiliate of Lightstone. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
The membership interest purchase agreement (the “Purchase Agreement”) between PGRT ESH and Lightstone Holdings contained (i) representations and warranties by PGRT ESH and Lightstone Holdings, which are customary for this type of transaction and (ii) a covenant that Lightstone Holdings and David Lichtenstein, the principal of Lightstone Holdings and our Chairman of the Board, will indemnify PGRT ESH and us from any adverse tax consequences arising from PGRT ESH’s ownership of the membership interest in the owner of ESH.
The $120.0 million membership interest has a liquidation preference of $120.0 million, a 12.0% preferred dividend rate per annum, and is entitled to receive a 15.14% residual profits interest. Through December 31, 2007, PGRT ESH received distributions monthly at a 10% rate per annum, with the remaining 2% accruing pursuant to the terms of BHAC’s organizational documents. However, PGRT ESH has not received any distributions since December 31, 2007 as described below. The membership interest generally has no voting rights, PGRT ESH’s consent is generally required to amend, alter or repeal any provision that materially or adversely affects the powers, rights, privileges or preferences of PGRT ESH’s membership interest.

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
In January 2008, PGRT ESH was informed that BHAC was temporarily suspending distributions on the membership units held by PGRT ESH, and the suspension is estimated to last through 2008. Since that time, the debt service on the Citicorp Loan, which is non-recourse to PGRT ESH, was funded with the proceeds of a $4.4 million capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.
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
Director Independence
Since July 1, 2005 our board has included, and our audit committee has consisted of, Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Further, since July 1, 2005 and as a result of the Acquisition, only our Series B Shares are listed on a national securities exchange and therefore, pursuant to Section 303A Corporate Governance Rules of the NYSE, we are not required to maintain a compensation committee or a nominating committee with independent members. Since July 1, 2005, the functions of the nominating committee have been performed by our Board as a whole and the compensation committee by our Chairman and the Executive Committee of our Board.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit And Non-Audit Fees
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Grant Thornton LLP		Ernst & Young LLP		Total
	2007	2006	2007	2006	2007	2006

Audit Fees	$357,375	$484,709	$16,000	$17,000	$373,375	$501,709
Audit-Related Fees	168,944	122,225	–	49,000	168,944	171,225
Tax Fees	230,370	288,185	119,499	8,000	349,869	296,185

	$756,689	$895,119	$135,499	$74,000	$892,188	$969,119

Neither Ernst & Young LLP, our independent registered public accounting firm until October 2005, nor Grant Thornton LLP, our independent registered accounting firm from October 2005, provided any financial information systems design and implementation services during 2007 or 2006. Audit-related services generally include fees for 401(k) plan and individual property audits, due diligence, technical consulting and transaction structuring. Tax services generally relate to a review of tax returns prior to filing, tax consultation and transaction structuring.

The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee has pre-approved the use of Grant Thornton LLP, and had pre-approved prior to October 5, 2005, Ernst & Young LLP, for detailed, specific types of services within the following categories of non-audit services: certain tax related services (including tax compliance matters, REIT compliance, federal state and local tax audits, private letter rulings, technical tax guidance and corporate acquisition, disposition and partnership tax matters); registration statements and related matters; debt covenant compliance letters; technical accounting guidance; internal control documentation; and SEC comment letters. Further, the audit committee has required management to report to it on an annual basis (or as more frequently as the audit committee may request) the specific engagements of our independent registered public accounting firm pursuant to the pre-approval policies and procedures. All engagements of either Grant Thornton LLP or Ernst & Young LLP related to the audit-related fees and tax fees disclosed in the table above for 2006 and 2007 were eligible to be approved pursuant to our pre-approval policies, though some engagements were specifically approved by the audit committee prior to the commencement of the engagement.

PRIME GROUP REALTY TRUST
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-4

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007	F-50

Financial Statements of Significant Subsidiary	F-54
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

2.3
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

10.18
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

10.20	*
Amended and Restated Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and Jeffrey A. Patterson, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.21	*
Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and James F. Hoffman, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.22
Loan Agreement dated as of December 30, 2005 between Prime Dearborn Equities LLC and IPC Investments Holdings Canada Inc. as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.23
Investment Agreement dated as of December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.24
First Amendment to Investment Agreement dated as of December 30, 2005 among The Lightstone Group, LLC and IPC Prime Equity, LLC, as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.25
Note dated as of December 30, 2005 from Prime Dearborn Equities LLC to IPC Investments Holdings Canada Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number	Description

10.26
Guarantee of Interest and Recourse Obligations dated as of December 30, 2005 between Prime Group Realty, L.P. and IPC Investments Holdings Canada, Inc., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.27
Loan Agreement dated as of January 10, 2006 between PGRT Equity LLC and Citicorp USA, Inc., as filed as filed as exhibit 10.1 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.28
Guaranty dated as of January 10, 2006 by David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.29
Promissory Note dated as of January 10, 2006 from PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.30
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of January 10, 2006 by 280 Shuman Blvd., L.L.C. to and for the benefit of Citicorp USA, Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.31
Amended and Restated Tax Indemnity Agreement dated as of January 10, 2006 by and among Prime Group Realty, L.P., Roland E. Casati, Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.32
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

10.33
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

10.34
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

10.36
Amended and Restated Promissory Note dated as of September 27, 2006 from PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.37
Amended and Restated Guaranty dated as of September 27, 2006 by David Lichtenstein in favor of Citicorp USA, Inc., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.38
Loan Agreement dated as of September 27, 2006 between PGRT Equity II LLC and Citicorp USA, Inc., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.39
Promissory Note dated as of September 27, 2006 from PGRT Equity II LLC in favor of Citicorp, USA Inc., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.40
Guaranty dated as of September 27, 2006 by David Lichtenstein in favor or Citicorp USA, Inc., as filed as exhibit 10.6 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.41
Guaranty dated as of September 27, 2006 by PGRT Equity LLC in favor of Citicorp USA, Inc., as filed as exhibit 10.7 to our Current Report on Form 8-K (filed October 3, 2006, File No. 001-13589) and incorporated herein by reference.

10.42
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

10.44
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

10.46
Subordination and Standstill Agreement dated as of November 21, 2006 by PGRT Equity LLC for the benefit of CWCapital LLC., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.47
First Amendment to Co-Ownership Agreement dated as of November 21, 2006 by and among Continental Towers Associates III, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.48
First Amendment to Amended and Restated Tax Indemnity Agreement dated as of November 21, 2006 by and among Prime Group Realty, L.P., Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.6 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.49
Amended and Restated Promissory Note dated as of November 21, 2006 from Continental Towers, L.L.C. and Continental Towers Associates III, LLC payable to the order of PGRT Equity, L.L.C., as filed as exhibit 10.7 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.50
Second Amended and Restated Loan Agreement dated as of November 21, 2006 by and between PGRT Equity, LLC, and Continental Towers Associates III, LLC and Continental Towers, L.L.C., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.51
Amended and Restated Mortgage and Security Agreement dated as of November 21, 2006 by Continental Towers, L.L.C. and Continental Towers Associates III, LLC, in favor of and for the benefit of PGRT Equity, L.L.C., as filed as exhibit 10.9 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.52
Indemnification Agreement dated as of November 8, 2006 between Prime Group Realty, L.P. and 131 South Dearborn LLC as filed as exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.53 *
Employment Agreement, made and entered into as of November 30, 2006, by and between Prime Group Realty Trust, Prime Group Realty, L.P., Prime Office Company LLC and Nancy Fendley as filed as exhibit 10.60 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.54
Termination of Co-Ownership Agreement dated as of December 29, 2006, by and between Continental Towers Associates III, LLC and Continental Towers, L.L.C as filed as exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.55
Reciprocal Easement Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Continental Towers Associates III, LLC as filed as exhibit 10.62 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.56
Management Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Prime Group Management, L.L.C. as filed as exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.57
Management Agreement dated as of December 29, 2006, by and between Continental Towers Associates III, LLC and Prime Group Management, L.L.C. as filed as exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.58
Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1 as filed as exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.59
Amended and Restated Mortgage, Security Agreement and Fixture Financing Statement dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, c/o CWCapital LLC as filed as exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.60
Amended and Restated Guaranty dated as of December 29, 2006, by Prime Group Realty, L.P. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers Associates III, LLC as filed as exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.61
Amended and Restated Environmental and Hazardous Substance Indemnification Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1 as filed as exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.62
Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1 as filed as exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.63
Amended and Restated Mortgage, Security Agreement and Fixture Financing Statement dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage-Pass through Certificates, Series 2006-C1, c/o CWCapital LLC as filed as exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.64
Amended and Restated Guaranty dated as of December 29, 2006, by Prime Group Realty, L.P. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers, L.L.C as filed as exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.65
Amended and Restated Environmental and Hazardous Substance Indemnification Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1 as filed as exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.66
Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.67
Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.68
Third Amended and Restated Loan Agreement dated as of December 29, 2006, between Continental Towers Associates III, LLC and PGRT Equity, L.L.C. as filed as exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.69
Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.70
Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.77 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.71
Third Amended and Restated Loan Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and PGRT Equity, L.L.C. as filed as exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.72
Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.79 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.73
Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.80 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.74
Amended and Restated Subordination and Standstill Agreement dated as of December 29, 2006, by PGRT Equity LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers, L.L.C. as filed as exhibit 10.81 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.75
Amended and Restated Subordination and Standstill Agreement dated as of December 29, 2006, by PGRT Equity LLC to Wells Fargo Bank, N.A., as trustee for the registered holders of Cobalt CMBS Commercial Mortgage Trust 2006-C1, Commercial Mortgage Pass-through Certificates, Series 2006-C1, regarding the loan to Continental Towers Associates III, LLC as filed as exhibit 10.82 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.76
Purchase and Sale Agreement dated as of June 29, 2007, by and between Lightstone Holdings LLC and PGRT ESH, Inc. as filed as exhibit 2.1 to our Current Report on Form 8-K (filed July 6, 2007, File No. 001-13589) and incorporated herein by reference.

10.77
Loan Agreement dated as of June 29, 2007, by and between PGRT ESH, Inc. and Citicorp USA, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.78
Pledge Agreement dated as of June 29, 2007, by PGRT ESH, Inc. in favor of Citicorp USA, Inc. as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.79
Continuing Guaranty dated as of June 29, 2007, by David Lichtenstein in favor of Citicorp USA, Inc. as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.80
Promissory Note dated as of June 29, 2007, by PGRT ESH, Inc. to Citicorp USA, Inc. as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

Exhibit
Number	Description

10.81	Equity Purchase Agreement dated as of December 31, 2007, by and between Jeffrey A. Patterson, and Prime Office Company LLC.

21.1	Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2008.

PRIME GROUP REALTY TRUST

By:	/s/ Jeffrey A. Patterson
Name: Jeffrey A. Patterson
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson	President, Chief Executive Officer and Trustee	July 23, 2008
Jeffrey A. Patterson	(Principal Executive Officer)

/s/ Paul G. Del Vecchio	Executive Vice President —Capital Markets	July 23, 2008
Paul G. Del Vecchio	(Principal Financial Officer)

/s/ Robert M. O’Connor	Vice President -Corporate Accounting	July 23, 2008
Robert M. O’Connor	(Principal Accounting Officer)

/s/ Bruno de Vinck	Trustee	July 23, 2008
Bruno de Vinck

/s/ David Lichtenstein	Chairman of the Board of Trustees	July 23, 2008
David Lichtenstein

/s/ Peyton (Chip) Owen, Jr.	Trustee	July 23, 2008
Peyton (Chip) Owen, Jr.

/s/ John M. Sabin	Trustee	July 23, 2008
John M. Sabin

/s/ Shawn R. Tominus	Trustee	July 23, 2008
Shawn R. Tominus

/s/ George R. Whittemore	Trustee	July 23, 2008
George R. Whittemore

PRIME GROUP REALTY TRUST
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-4

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007	F-50

Financial Statements of Significant Subsidiary	F-54
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Prime Group Realty Trust
We have audited the accompanying balance sheets of Prime Group Realty Trust (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of BHAC Capital IV LLC (“BHAC”), a joint venture, the investment in which, as discussed in Note 11 to the financial statements, is accounted for by the equity method of accounting. The investment in BHAC was $65,985,000 as of December 31, 2007 and the equity in its net loss was ($47,848,000) for the year then ended. The financial statements of BHAC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BHAC, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from January 1, 2005 to June 30, 2005 (predecessor company) and the period from July 1, 2005 to December 31, 2005 (successor company) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Chicago, Illinois
July 22, 2008

PRIME GROUP REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31	December 31
	2007	2006
Assets
Real estate:
Land	$89,661	$90,936
Building and improvements	351,782	345,463
Tenant improvements	60,709	49,662
Furniture, fixtures and equipment	1,098	586

	503,250	486,647
Accumulated depreciation	(52,857)	(31,481)

	450,393	455,166
In-place lease value, net	15,035	25,493
Above-market lease value, net	16,396	23,265

	481,824	503,924

Property held for sale	3,691	3,740
Investments in unconsolidated entities	87,741	23,658
Cash and cash equivalents	37,893	60,111
Receivables, net of allowance for doubtful accounts of $1,074 and $402 at December 31, 2007 and 2006, respectively:
Tenant	402	1,018
Deferred rent	9,857	6,200
Other	1,204	2,202
Restricted cash escrows	41,696	43,998
Deferred costs, net	10,939	7,837
Other	639	1,410

Total assets	$675,886	$654,098

Liabilities and Shareholders’ Equity (Deficit)
Mortgage notes payable	$564,877	$450,547
Mortgage notes payable related to property held for sale	3,033	3,148
Liabilities related to property held for sale	165	110
Accrued interest payable	2,106	2,173
Accrued real estate taxes	19,871	21,302
Accrued tenant improvement allowances	10,337	8,849
Accounts payable and accrued expenses	13,102	9,822
Liabilities for leases assumed	3,958	4,962
Below-market lease value, net	7,442	11,868
Dividends payable	2,250	4,500
Other	8,418	7,587

Total liabilities	635,559	524,868
Minority interests:
Operating Partnership	65,040	100,147
Shareholders’ equity (deficit):
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	109,039	107,639
Distributions in excess of earnings	(133,794)	(78,598)

Total shareholders’ equity (deficit)	(24,713)	29,083

Total liabilities and shareholders’ equity (deficit)	$675,886	$654,098

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share amounts)

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
Revenue:
Rental	$49,019	$53,067	$26,411	$26,112
Tenant reimbursements	31,683	34,480	17,331	17,305
Other property revenues	6,952	7,043	2,855	2,820
Services Company revenue	3,359	2,806	1,094	1,102

Total revenue	91,013	97,396	47,691	47,339

Expenses:
Property operations	29,892	26,985	13,371	12,618
Real estate taxes	17,888	20,255	10,823	10,895
Depreciation and amortization	32,700	34,598	19,770	9,783
General and administrative	6,210	6,393	2,941	4,767
Services Company operations	2,835	3,972	1,593	2,469
Severance costs	—	—	218	176
Strategic alternative costs	—	—	—	10,288

Total expenses	89,525	92,203	48,716	50,996

Operating income (loss)	1,488	5,193	(1,025)	(3,657)
Loss from investments in unconsolidated joint ventures	(49,687)	(9,145)	(6,998)	(6,024)
Interest and other income	2,961	2,850	1,271	1,325
Interest:
Expense	(36,610)	(42,183)	(12,163)	(11,777)
Amortization of deferred financing costs	(910)	(3,146)	(25)	(1,263)

Loss from continuing operations before minority interests	(82,758)	(46,431)	(18,940)	(21,396)
Minority interests	37,936	54,943	23,235	2,978

(Loss) income from continuing operations	(44,822)	8,512	4,295	(18,418)
Discontinued operations, net of minority interests of $(2,919) for the year ended December 31, 2007, $45 for the year ended December 31, 2006, $(3,102) and $1,329 for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively	26	—	27	(10,227)

(Loss) income before gain (loss) on sales of real estate and joint venture interests	(44,796)	8,512	4,322	(28,645)
Gain (loss) on sales of real estate and joint venture interests, net of minority interests of $(19,289) for the year ended December 31, 2006, $225 and $(1,179) for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively	—	171	(3)	9,074

Net (loss) income	(44,796)	8,683	4,319	(19,571)
Net income allocated to preferred shareholders	(9,000)	(9,000)	(4,500)	(4,500)

Net loss available to common shareholders	$(53,796)	$(317)	$(181)	$(24,071)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(227.59)	$(2.06)	$(0.87)	$(0.97)
Discontinued operations, net of minority interests	0.11	—	0.12	(0.43)
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	—	0.72	(0.01)	0.38

Net loss available per weighted-average common share of beneficial interest - basic and diluted	$(227.48)	$(1.34)	$(0.76)	$(1.02)

Comprehensive (loss) income:
Net (loss) income	$(44,796)	$8,683	$4,319	$(19,571)
Other comprehensive income (loss) - interest rate protection agreements Net unrealized gains arising during the year	—	—	2	39

Comprehensive (loss) income	$(44,796)	$8,683	$4,321	$(19,532)

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 (SUCCESSOR COMPANY) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (PREDECESSOR COMPANY)
(dollars in thousands, except for share/unit and per share amounts)

				Accumulated	(Distributions
	Series B		Additional	Other	in Excess of)
	Preferred	Common	Paid-In	Comprehensive	Retained
	Shares	Shares	Capital	Loss	Earnings	Total

Balance at January 1, 2005	$40	$236	$381,293	$(468)	$(135,677)	$245,424
Net loss Predecessor Company	—	—	—	—	(19,571)	(19,571)
Series B — preferred share dividends declared ($1.125 per share)	—	—	—	—	(4,500)	(4,500)
Net unrealized gain on derivative instruments	—	—	—	39	—	39

Balance at June 30, 2005	$40	$236	$381,293	$(429)	$(159,748)	$221,392
Impact of applying push down accounting	(40)	(236)	(381,293)	429	159,748	(221,392)
Opening balance at date of Acquisition — July 1, 2005	40	2	105,539	—	—	105,581
Accretion of fair value of preferred stock	—	—	700	—	(700)	—
Net income Successor Company	—	—	—	—	4,319	4,319
Series B — preferred share dividends declared ($1.125 per share)	—	—	—	—	(4,500)	(4,500)

Balance at December 31, 2005	$40	$2	$106,239	$—	$(881)	$105,400
Accretion of fair value of preferred stock	—	—	1,400	—	(1,400)	—
Net income	—	—	—	—	8,683	8,683
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	—	(9,000)	(9,000)
Common unit/common share distributions declared ($2.8438 per common unit/share)	—	—	—	—	(76,000)	(76,000)

Balance at December 31, 2006	$40	$2	$107,639	$—	$(78,598)	$29,083
Accretion of fair value of preferred stock	—	—	1,400	—	(1,400)	—
Net loss	—	—	—	—	(44,796)	(44,796)
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	—	(9,000)	(9,000)

Balance at December 31, 2007	$40	$2	$109,039	$—	$(133,794)	$(24,713)

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
Operating activities
Net (loss) income	$(44,796)	$8,683	$4,319	$(19,571)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(1,326)	(1,373)	(927)	—
Amortization of costs for leases assumed (included in rental revenue)	—	—	52	138
Amortization of above/below-market lease value (included in rental revenue)	2,222	2,987	1,762	—
Amortization of in-place lease value	9,919	14,141	8,956	—
Provision for doubtful accounts	996	96	(713)	(186)
Gain on sales of real estate and joint venture interests (gain (loss) of $2,220, $(6) and $709 for the year ended December 31, 2007, for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively, included in discontinued operations)	(2,220)	(19,460)	(170)	(10,558)
Depreciation and amortization (including discontinued operations — See Note 9)	23,819	24,175	11,193	12,075
Provision for asset impairment (asset impairments of $15,074 in 2005 included in discontinued operations)	—	—	—	15,074
Net equity in loss from investments in unconsolidated joint ventures	49,687	9,145	6,998	6,024
Minority interests (including discontinued operations and gain on sales of real estate and joint venture interests)	(35,017)	(35,700)	(35,318)	(3,173)
Net changes in other operating assets and liabilities (including discontinued operations):
Accounts receivable	(3,090)	(3,478)	(2,807)	545
Other assets	684	1,173	238	224
Accrued interest payable	(67)	377	137	178
Accrued real estate taxes	(1,056)	(983)	(1,102)	685
Accounts payable and accrued expenses	470	257	245	(153)
Other liabilities	909	555	8,373	(7,961)
Preferential return on investments in joint ventures	—	4,243	—	—

Net cash provided by (used in) operating activities	1,134	4,838	1,236	(6,659)
Investing activities
Capital expenditures for real estate and equipment	(17,410)	(14,478)	(4,612)	(5,457)
Proceeds from sales of real estate	4,685	2,136	3,063	10,397
Payments for tax indemnity agreement	—	(4,200)	—	—
Change in restricted cash escrows	2,295	(4,062)	(59,355)	378
Leasing costs	(5,437)	(5,799)	(3,073)	(3,360)
Investments in unconsolidated entities	(120,000)	—	—	—
Distributions from unconsolidated joint ventures	6,167	92,806	3,933	300

Net cash (used in) provided by investing activities	(129,700)	66,403	(60,044)	2,258

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

				Predecessor
	Successor Company			Company
	Year	Year	Six Months	Six Months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
Financing activities
Financing costs	(644)	(3,092)	(1,367)	(1,090)
Proceeds from mortgages and notes payable	120,000	228,000	55,000	75,000
Repayment of mortgages and notes payable	(1,758)	(170,897)	(1,110)	(67,096)
Distributions to minority interests—operating partnership	—	(75,328)	(29,735)	—
Dividends paid to Series B — preferred shareholders	(11,250)	(6,750)	(15,750)	(4,500)
Dividends paid to common shareholder	—	(672)	(265)	—

Net cash provided by (used in) financing activities	106,348	(28,739)	6,773	2,314

Net (decrease) increase in cash and cash equivalents	(22,218)	42,502	(52,035)	(2,087)
Cash and cash equivalents at beginning of period	60,111	17,609	69,644	71,731

Cash and cash equivalents at end of period	$37,893	$60,111	$17,609	$69,644

Supplemental cash flow information for net assets sold:

Real estate, net	$5,513	$—	$48,598	$590
Deferred rent receivable	—	—	—	—
Deferred costs, net	48	—	1,716	—
Restricted escrows	—	—	1,548	—
Mortgage notes payable assumed by buyer	(2,701)	—	(45,977)	—
Bonds payable assumed by buyer	—	—	—	—
Accrued real estate taxes	(369)	—	(3,055)	—
Other liabilities and assets, net	(26)	75,482	(2,660)	—

Net assets sold	2,465	75,482	170	590
Proceeds from sales of real estate	4,685	94,942	—	10,397

Gain on sales of real estate and joint venture interests(1)	$2,220	$19,460	$170	$9,807

(1)	Gain on sales of real estate of $2.2 million and $0.7 million are included in discontinued operations for the year ended December 31, 2007 and for the six months ended June 30, 2005.

Supplemental cash flow information for significant non-cash activity:

Mortgage notes payable reduction through assumption of debt by purchaser of sold properties	$—	$—	$45,977	$—

Bonds payable reduction through assumption of debt by purchaser of sold property	—	—	—	—

	$—	$—	$45,977	$—

Supplemental cash flow information for significant non-cash activity related to Acquisition:

Real estate, net	$—	$—	$30,293	$—
Investments in unconsolidated entities	—	—	107,863	—
Deferred rent receivable	—	—	(18,814)	—
Deferred costs, net	—	—	(13,363)	—
Mortgage notes payable	—	—	(10,630)	—
Other liabilities	—	—	(14,820)	—
Minority interests	—	—	(202,270)	—
Shareholder equity	—	—	121,741	—

	$—	$—	$—	$—

See accompanying notes.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Formation and Organization of the Company
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.8 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. As of December 31, 2007, we had joint venture interests in two office properties totaling approximately 1.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns extended-stay hotel properties. One of our joint venture properties consisting of approximately 0.1 million rentable square feet is located in Arizona. We lease and manage 4.9 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage and lease the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006.
Our two joint venture interests and our membership interest are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consisted of a 50.0% common interest in a joint venture which owns the 959,258 square foot office tower located at 77 West Wacker Drive, Chicago, Illinois (“The United Building”), a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.
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
On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share/unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per common share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition and continue to be publicly traded on the New York Stock Exchange (“NYSE”).

1. Summary of Significant Accounting Policies (continued)
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
Accordingly, the financial statements reflect our operations prior to the Acquisition (predecessor company) and after the Acquisition for the six month period ended December 31, 2005 (successor company) and years ended December 31, 2006 and December 31, 2007.
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
Our consolidated financial statements include our Operating Partnership and the other entities in which we have control or from which we receive all economic benefits. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”) the Company consolidates variable interest entities (“VIEs”) for which it is deemed to be the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We have significant controlling financial interests in the Continental Towers office building located at 1701 Golf Road in Rolling Meadows, Illinois through our ownership of a second mortgage note secured by this property and we consolidate this property.
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
We have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties and one industrial property located in the Chicago area and leased through operating leases to unrelated third parties. Substantially all depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

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
Real Estate
Real estate assets, including acquired assets, are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

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

1. Summary of Significant Accounting Policies (continued)
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life. In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets.
The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on our plans for our respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in the recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2007, we believe that no impairments existed.
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
Sales of Real Estate
In accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), we recognize gains on sale of real estate using the full accrual method upon sale, provided the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. However, when we agree to assume responsibility for re-leasing sold properties for a period beyond the date of sale and where we use estimates to support our intent to mitigate our net liability, we defer recognition of the gain on sale of real estate until such time as we can more reasonably determine our actual liability with executed subleases.
In accordance with SFAS No. 144, net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in our Consolidated Balance Sheets and Statements of Operations as “discontinued operations” for all years presented.
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

1. Summary of Significant Accounting Policies (continued)
As of December 31, 2007, we have classified our 1051 North Kirk Road property, a 120,004 square foot industrial property located in Batavia, Illinois, as held for sale. On May 16, 2007, we received notice from the tenant of their election to exercise the option in their lease to purchase the property. On May 2, 2008, we closed on the sale of this property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.
Property held for sale at December 31, 2007 and December 31, 2006 (dollars in thousands):

	December 31	December 31
	2007	2006
Real estate, net	$3,211	$3,260
Tenant receivables	—	13
Deferred rent receivables	92	61
In-place lease value, net	255	267
Above-market lease value, net	132	139
Deferred costs, net	1	—

Property held for sale	$3,691	$3,740

In addition, certain liabilities related to the 1051 North Kirk property at December 31, 2007 and December 31, 2006 have also been reclassified (dollars in thousands):

	December 31	December 31
	2007	2006
Mortgage note payable	$3,033	$3,148
Accrued real estate taxes	110	104
Accounts payable and accrued expenses	—	2
Other liabilities	55	4

Mortgage note payable and liabilities related to property held for sale	$3,198	$3,258

Intangible Assets
The above-market lease values and below-market lease values are amortized as an adjustment to rental income over the remaining lease term while in-place lease values are amortized to expense over the remaining lease term.
Intangible assets consist of the following (excludes property held for sale):

	December 31, 2007
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount-Gross	Amortization	Amount-Net
	(dollars in thousands)
In-place lease value	$47,617	$(32,582)	$15,035
Above-market lease value	34,123	(17,727)	16,396
Below-market lease value	(18,610)	11,168	(7,442)

	$63,130	$(39,141)	$23,989

1. Summary of Significant Accounting Policies (continued)
Actual amortization for the year ended December 31, 2007 and estimates for each of the next five fiscal years is as follows:

		Above-	Below-
	In-Place	market	market
Year ending December 31	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2007	$9,879	$6,522	$(4,426)
2008	4,929	4,926	(1,938)
2009	3,963	4,565	(1,591)
2010	2,137	2,235	(1,140)
2011	1,354	1,124	(910)
2012	962	1,084	(537)
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. Our policy is to record a periodic provision for doubtful accounts based on the age of the receivable. We also periodically review specific tenant balances and determine whether an additional allowance is necessary. In recording such a provision, we consider a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the tenant. The allowance for doubtful accounts is reviewed periodically based upon our historical experience. As a result, we recorded a provision of $1.0 million, $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively. In addition, we had write-offs of $0.3 million during 2007.

1. Summary of Significant Accounting Policies (continued)
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

1. Summary of Significant Accounting Policies (continued)
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
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 138”), established accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Financial Accounting Standards Board also issued guidance on the accounting for options used as hedges under SFAS No. 133. Provided certain criteria are met, options can be considered fully effective hedging vehicles, with gains and losses due to changes in market value recorded in accumulated other comprehensive loss on the balance sheet. Any unrealized gains or losses due to changes in market value of options, such as interest rate caps, have been recorded in comprehensive loss.
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

1. Summary of Significant Accounting Policies (continued)
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
We account for income taxes payable by Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership and its affiliates (collectively, the “Services Company”), a taxable REIT subsidiary, in accordance with SFAS No. 109, "Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.
The Services Company recorded a tax provision of $0.3 million during 2007. At December 31, 2007, the Services Company had a current tax liability of $121,000 and a deferred tax asset of $24,000. During 2006, the Services Company recorded a tax provision of $0.8 million and at December 31, 2006 had a current tax liability of $107,000 and a deferred tax asset of $54,000. The Services Company paid income taxes in the amount of $0.2 million for the year ended December 31, 2007, $0.7 million for the year ended December 31, 2006, $0.2 million for the six months ended December 31, 2005 and $0.2 million for the six months ended June 30, 2005.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. FIN No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.
We had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2007. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. We have no interest or penalties relating to income taxes recognized in the statement of operations for the year ended December 31, 2007 or in the balance sheet as of December 31, 2007. During 2006, the Internal Revenue Service began an examination of the tax returns for our Operating Partnership for the years 2003 and 2004 as well as with respect to the Operating Partnership’s subsidiary 180 N. LaSalle, L.L.C. for the year 2004. We anticipate that those examinations will be concluded and settled during the third quarter of 2008 with no material impact on our consolidated financial results or financial position. As of December 31, 2007, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

1. Summary of Significant Accounting Policies (continued)
Strategic Alternative Costs
Strategic alternative costs of $10.3 million for the six months ended June 30, 2005 primarily relate to the settlement payment in connection with settling certain litigation ($7.0 million) and legal, consulting, and professional fees incurred as a result of the Acquisition.
2. Asset Impairments
We recorded the following provisions for asset impairments:

				Predecessor
	Successor Company			Company
	Year		Six months	Six months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
				thousands)

Discontinued operations (1)	$—	$—	$—	$15,074

	$—	$—	$—	$15,074

(1)
Discontinued operations for the year ended December 31, 2005 include provisions for asset impairments related to properties held for sale or sold. See Note 9 — Discontinued Operations to these consolidated financial statements for a description of these asset impairments.

3. Deferred Costs
Deferred costs consist of the following:

	December 31
	2007	2006
	(dollars in thousands)

Financing costs	$3,743	$4,421
Leasing costs	11,496	7,110

	15,239	11,531
Less: Accumulated amortization	(4,300)	(3,694)

	$10,939	$7,837

4. Mortgage Notes Payable
Mortgage Notes Payable consisted of the following:

	December 31
	2007	2006
	(dollars in thousands)

Mortgage Notes Payable (1), (2):
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.43% to 8.76% per annum, with principal and interest payable monthly on dates ranging from 2008 through December 1, 2016. The weighted average rates at December 31, 2007 and 2006 were 6.26% and 6.30%, respectively	$234,132	$239,917
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates ranging from LIBOR (5.03% at December 31, 2007) plus 143 basis points to LIBOR plus 570 basis points per annum, with interest payable monthly through June 10, 2008. The weighted average rates at December 31, 2007 and 2006 were 8.29% and 8.28%, respectively	333,778	213,778

Total mortgage notes payable (3)	$567,910	$453,695

(1)
The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2)	All of our operating real estate assets have been pledged as collateral for our mortgage notes payable.

(3)	The fair value of our notes payable is estimated at $565.3 million and $452.3 million as of December 31, 2007 and 2006, respectively.
On December 30, 2005, our subsidiary, Prime Dearborn Equity LLC (“Prime Dearborn”), entered into a $55.0 million mezzanine loan agreement with IPC Investments Holdings Canada Inc. (“IPC Lender”) associated with Citadel Center and on January 11, 2006 this loan was funded out of escrow. This loan was collateralized with a pledge by Prime Dearborn of its right to distributions from the joint venture, Dearborn Center L.L.C. (“Dearborn LLC”) owning Citadel Center, and a pledge by our Operating Partnership of its rights to management and leasing fees in connection with the management of the property. This loan contained a 2.0% origination fee, an original maturity date of April 5, 2010 and had an annual interest rate of 12.0%. An affiliate of IPC Lender, IPC Prime Equity, LLC (“IPC Equity”), received a membership interest in Prime Dearborn from which IPC Equity was entitled to receive 10.0% of any net sales proceeds in excess of $50.0 million from Prime Dearborn’s interest in Dearborn LLC. IPC Equity also received a membership interest in Prime Office. In connection with this membership interest, and subject to Lightstone receiving the return of its equity and certain priority returns, IPC Equity was entitled to receive 12.6% of the cash available for distribution derived from Prime Office’s direct ownership of the common units of our Operating Partnership and 10% derived from Prime Office’s ownership of our common shares. On November 8, 2006, Dearborn LLC completed the sale of the property for $560.0 million, subject to customary pro-rations and adjustments. In conjunction with the sale of this property, Prime Dearborn repaid this loan and distributed $4.0 million to IPC Equity (recorded as interest expense). Since Prime Dearborn repaid all of the loan before the first anniversary of the loan, IPC Lender had the option to use the proceeds from the repayment to purchase up to 33.3% of the membership interests in Prime Office. This option has since expired unexercised.

4. Mortgage Notes Payable (continued)
On January 11, 2006, our wholly-owned subsidiary, PGRT Equity LLC (“Prime Equity”) obtained a loan in the original principal amount of $58.0 million (the “Citicorp Loan”) from Citicorp USA Inc. (“Citicorp”), and our Operating Partnership transferred to Prime Equity, (i) its interest in the junior mortgage loan (the “Junior Loan”) encumbering Continental Towers, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. (“280 Owner”), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. (“Prime Management”), the manager of Continental Towers.
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
As contemplated by the Citicorp Loan documents, we delivered to Citicorp the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property and, among other things, a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C., our subsidiary that owns the 180 N. LaSalle Street property (the “180 Pledge”). On September 27, 2006, in connection with the 180 Pledge, the amount of the Citicorp Loan was reduced to $47.0 million and a new loan in the amount of $11.0 million (the “New Citicorp Loan”) was made having the same material terms as the Citicorp Loan and secured by, among other things, the 180 Pledge and the other collateral referred to above. In connection with the closing of the New Citicorp Loan, Citicorp did not require any additional repayment of the Citicorp Loan, and the combined principal amount of the Citicorp Loan and New Citicorp Loan equaled the $58.0 million principal previously outstanding under the Citicorp Loan prior to the closing of the New Citicorp Loan.
Mr. David Lichtenstein, the principal of Lightstone, our indirect parent, guaranteed (i) the payment of 25.0% of the principal amount of the Citicorp Loan (reduced from 50% as of September 27, 2006) and New Citicorp Loan, (ii) the payment of all of the interest on the Citicorp Loan and New Citicorp Loan and (iii) the payment of all operating expenses for our Atrium, 77 West Wacker Drive, and 800-810 Jorie Boulevard properties and, as of September 27, 2006, our 180 N. LaSalle Street property. In addition, Mr. Lichtenstein’s guaranty covered the full amount of the Citicorp Loan and New Citicorp Loan in the event of any fraud or misrepresentation in connection with the loan or in the event of any voluntary bankruptcy, assignment for the benefit of creditors or other similar action relating to Prime Equity, us or certain other entities in connection with the Citicorp Loan and New Citicorp Loan.
The Citicorp Loan and the New Citicorp Loan matured on January 10, 2008 and payments of interest only were due monthly. They were pre-payable at any time. The loans bore interest as selected by Prime Equity at either the eurodollar rate (as defined in the loan documents) plus 4.3% per year or the Citicorp base rate (as defined in the loan documents) plus 1.5% per year. Simultaneously with the Citicorp Loan closing, Prime Equity acquired an interest rate cap that capped the eurodollar rate at 4.8%, resulting in a capped maximum interest rate of 9.1% per year. We paid $0.3 million from loan proceeds for the interest rate caps. We received proceeds of $0.3 million in 2007 and $0.1 million in 2006 related to this cap agreement. On November 21, 2006, $39.2 million of the Citicorp Loan was repaid leaving an outstanding balance of $18.8 million in aggregate on the Citicorp Loan and New Citicorp Loan. The remaining balance of $18.8 million was subsequently paid on January 7, 2008 utilizing proceeds from the sale of our joint venture interest in The United Building located at 77 West Wacker Drive to our joint venture partner.

4. Mortgage Notes Payable (continued)
The Citicorp Loan had an origination fee of 1.0% ($580,000) which was paid from proceeds at closing, and the Citicorp Loan and New Citicorp Loan had an exit fee of 1.0% (not to exceed $580,000), if either loan was paid in full within one year of the original closing date. Prime Equity was required to establish a $3.0 million leasing reserve account at the closing and is required to deposit an additional $250,000 per month into the leasing reserve accounts, to be used for tenant improvements costs and leasing commissions. In addition, Prime Equity was required to maintain a minimum cash balance during the term of the loans, including amounts in the leasing reserve accounts, of at least $6.0 million. As a result of the previously discussed loan pay down of $39.2 million, the monthly leasing reserve deposit was lowered to $200,000 and the minimum cash balance requirement was lowered to $4.0 million. The leasing reserve account and minimum cash balance as of December 31, 2007 was $6.7 million.
Prime Equity was also required to maintain a minimum 1.10 debt service coverage ratio as defined in the loan documents for the Citicorp Loan and New Citicorp Loan. In addition, after the first anniversary of the Citicorp Loan, Prime Equity was required to maintain a loan-to-value ratio for certain of the collateral pledged as security for the loan of 80.0% or less, as defined in the loan documents.
On November 21, 2006, the owners of Continental Towers refinanced the property with a first mortgage loan (the “Senior Loan”) in the principal amount of $115.0 million from CWCapital LLC (“CWCapital”). Proceeds of the loan were utilized to (i) repay the existing first mortgage loan encumbering the Continental Towers property in the principal amount of $75.0 million and (ii) partially repay approximately $36.6 million of the Junior Loan encumbering the property. The Junior Loan is held by Prime Equity. After the partial repayment of the Junior Loan, approximately $128.6 million of principal and accrued interest remained outstanding under the Junior Loan on November 21, 2006. Prime Equity used the funds from the partial prepayment of the Junior Loan, and certain other funds, to make the $39.2 million repayment referred to above to Citicorp.
On December 29, 2006, the owners of Continental Towers divided the property into two separate ownership parcels and the Senior Loan and the Junior Loan were each divided into two cross-defaulted and cross-collateralized loans encumbering the two ownership parcels.
Although the Company does not own fee title to the Continental Towers property, we have a significant economic interest in the property through our ownership of two Junior Loans secured by the property, and we consolidate the property’s operations into our financial statements and account for it as an owned property. In addition, a subsidiary of Prime Equity manages the property.
The Senior Loan has a fixed interest rate of 5.864% per year and matures on December 1, 2016. The loan may not be prepaid except during the last three months of the loan term and the Senior Loan may be prepaid only upon the earlier of (a) 24 months following its securitization or (b) 36 months after closing, as stipulated in the loan agreement. Payments of interest only are due monthly and there is no required principal amortization. The Senior Loan is assumable subject to the lenders’ reasonable consent and the payment of a 0.50% transfer fee, as well as the satisfaction of certain other requirements as more fully set forth in the loan documents.

4. Mortgage Notes Payable (continued)
On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), we obtained a $120.0 million non-recourse loan from Citicorp USA, Inc. (“Citicorp”). The loan is interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan had a maturity date of June 10, 2008 and is guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board, Mr. David Lichtenstein.
Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”). The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent company. In addition, affiliates of Guarantors recently repaid $25.0 million of principal of the loan and have been paying the debt service on the loan, all as capital contributions to the Company and, in turn, to PGRT ESH.
The loan extension has a $3.0 million restructuring fee payable in three installments through September 30, 2008, $2.0 million of which has already been paid by affiliates of Guarantors. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan are due as follows: (i) $5.0 million on July 31, 2008, (ii) $20.0 million on September 30, 2008, (iii) $20.0 million on December 31, 2008 and (iv) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008, $10.0 million may be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
Total interest paid on mortgage notes payable was $38.6 million and $44.0 million for the years ended December 31, 2007 and December 31, 2006, $13.4 million for the six months ended December 31, 2005 and $14.3 million for the six months ended June 30, 2005, respectively. No capitalization of interest occurred in the years ended December 31, 2007, 2006 or 2005.
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

4. Mortgage Notes Payable (continued)
Under the terms of the interest rate protection agreements we made no payments in one-time fees during 2007 and $0.3 million and $0.1 million during 2006 and 2005, respectively. We received $0.3 million in 2007, $0.1 million in 2006 and no amounts were received in 2005. The fair value of these agreements was nominal at December 31, 2007, $0.3 million at December 31, 2006, and nominal at December 31, 2005.
Amortization of Principal. We made payments totaling $1.8 million, $1.7 million and $2.8 million for amortization of principal for loans on various properties, in 2007, 2006 and 2005, respectively.
Other. We have provided guarantees of escrow balances, certain expenses and in some cases principal balances with regard to certain mortgages and notes payable. In addition, as of December 31, 2007, guarantees related to unconsolidated joint ventures totaled $2.8 million.
The following represents our future minimum principal payments (excluding extension options) on our mortgage notes payable outstanding at December 31, 2007:

Year Ending December 31	Amount
(dollars in
thousands)

2008	$351,014
2009	2,675
2010	33,817
2011	65,404
2012	—
Thereafter	115,000

$567,910

In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by the 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment, and extended the maturity date to March 10, 2008, which was refinanced as disclosed in Note 19 — Subsequent Events — 330 N. Wabash Avenue Refinancing.
5. Debt Covenants
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2007, we are in compliance with the requirements of all financial covenants. We were not in compliance with one of our non-financial covenants with a lender. We obtained an extension on this covenant relating to filing of financial statements through July 31, 2008 and did not incur penalties or restrictions related to the covenant.
Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.

6. Leases
We have entered into lease agreements with tenants with lease terms ranging from month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 28.5%, 36.1%, 38.6% and 36.2% of rental revenue for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the six months ended June 30, 2005, respectively, was received from five tenants. One tenant represented approximately 12% of our total revenues in 2007.
The total future minimum rentals to be received by us under noncancelable operating leases in effect at December 31, 2007, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2008	$42,962
2009	43,020
2010	31,680
2011	24,690
2012	21,283
Thereafter	81,394

$245,029

As a part of lease agreements entered into with certain tenants, we assumed those tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 15 — Commitments and Contingencies — Lease Liabilities to these consolidated financial statements for a description of these obligations.
Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2007, are as follows:

	Gross	Executed	Net
Year Ending December 31	Amount	Subleases	Amount
	(dollars in thousands)
2008	$5,738	$4,824	$914
2009	5,098	3,923	1,175
2010	5,226	4,032	1,194
2011	5,357	4,214	1,143
2012	3,630	2,819	811
Thereafter	—	—	—

	$25,049	$19,812	$5,237

7. Minority Interests
We are the sole general partner of the Operating Partnership and own all of the 4.0 million outstanding preferred units of the Operating Partnership. We also own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitles us to receive distributions from our Operating Partnership. Distributions declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units.
As of December 31, 2007, subsidiaries of Lightstone owned 100.0%, or 236,483, of our common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership.

8. Preferred Shares
We are authorized to issue up to 30,000,000 of non-voting preferred shares of beneficial interest in one or more series. On June 5, 1998, we completed the sale of 4,000,000 Series B Shares with a $0.01 par value. Our Series B Shares are publicly traded on the NYSE.
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
On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008. These dividends were paid on January 31, 2008. Under our declaration of trust, these dividends are deemed to be the quarterly dividends related to the fourth quarter of 2007. Dividends paid in the amount of $2.8125 per share in 2007 on our Series B Shares have been determined to be ordinary dividends of $1.40625 per share and a return of capital of $1.40625 per share. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in our Series B Shares has been paid and current dividends declared and set apart for payment. Any future distributions in respect of our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.
9. Discontinued Operations
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) requires, among other things, that the primary assets and liabilities and the results of operations of properties which have been sold subsequent to January 1, 2002, or are held for disposition subsequent to January 1, 2002, be classified as discontinued operations and segregated in the Consolidated Statements of Operations and Balance Sheets. Properties classified as real estate held for disposition generally represent properties that are under contract for sale and are expected to close within the next twelve months.
In accordance with the requirements of SFAS No. 144, we have updated our historical financial statements for the years ended December 31, 2006 and 2005, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2007 as discontinued operations for all periods presented. The update does not have an impact on net income available to common stockholders. SFAS No. 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2007, within the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2007 and 2006.
On May 16, 2007, we received notice from the tenant at our 1051 North Kirk Road property that they have elected to exercise the option in their lease to purchase the property. On May 2, 2008, we closed on the sale of this property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.

9. Discontinued Operations (continued)
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sale price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.
Below is a summary of the results of operations for our 1051 North Kirk Road property, our Narco River Business Center property, our 208 South LaSalle Street property (which we sold in December 2005) and the residual effects related to properties sold in prior years.

				Predecessor
	Successor Company			Company
			Six	Six
	Year		months	months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)
Rental revenue	$741	$1,103	$4,952	$6,114
Tenant reimbursements	305	441	4,210	4,082
Other property income	1,092	6	151	164

Total revenue	2,138	1,550	9,313	10,360

Property operations	97	151	2,668	3,084
Real estate taxes	581	418	1,698	1,551
Depreciation and amortization	128	572	353	986
Interest expense	607	454	1,459	1,930

Total expenses	1,413	1,595	6,178	7,551

Income (loss) before provisions for asset impairment, net gain (loss) on sales of real estate and minority interests	725	(45)	3,135	2,809
Provisions for asset impairment(1)	—	—	—	(15,074)
Net gain (loss) on sales of real estate(2)	2,220	—	(6)	709
Minority interests	(2,919)	45	(3,102)	1,329

Discontinued operations	$26	$—	$27	$(10,227)

(1)
During the second quarter of 2005, we recorded an asset impairment of $15.1 million related to our 208 South LaSalle Street office property as our anticipated hold period for the property was reduced based upon our decision to pursue a sale.

(2)	See Note 16 — Property Acquisitions, Placed in Service and Dispositions to these consolidated financial statements for a description of these sales.

10. Earnings Per Share
The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and for the six months ended June 30, 2005:

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	Ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
				(dollars in
				thousands, except
	(dollars in thousands, except per share amounts)			per share amounts)
Numerator:
Loss from continuing operations before minority interests	$(82,758)	$(46,431)	$(18,940)	$(21,396)
Minority interests	37,936	54,943	23,235	2,978
Net income allocated to preferred shareholders	(9,000)	(9,000)	(4,500)	(4,500)

Loss before discontinued operations and gain (loss) on sales of real estate and joint venture interests	(53,822)	(488)	(205)	(22,918)
Discontinued operations, net of minority interests	26	—	27	(10,227)
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	—	171	(3)	9,074

Numerator for earnings per share — loss available to common shares	$(53,796)	$(317)	$(181)	$(24,071)

Denominator:
Denominator for basic earnings per share — weighted average common shares	236,483	236,483	236,483	23,658,579
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee stock grants	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted average common shares and assumed conversions	236,483	236,483	236,483	23,658,579

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED—AVERAGE COMMON SHARE:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(227.59)	$(2.06)	$(0.87)	$(0.97)
Discontinued operations, net of minority interests	0.11	—	0.12	(0.43)
Gain (loss) on sales of real estate and joint venture interests, net of minority interests	—	0.72	(0.01)	0.38

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(227.48)	$(1.34)	$(0.76)	$(1.02)

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

11. Investments in Unconsolidated Joint Ventures
We have investments in two joint ventures and a membership interest in an unconsolidated entity which owns extended-stay hotel properties which we account for under the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.
We have accounted for our investment in the membership interest that owns extended-stay hotel properties under the equity method of accounting effective in the fourth quarter of 2007. This change from the cost method of accounting is primarily due to the deteriorating real estate and financial market conditions resulting in a re-evaluation of the expected term and nature of the investment.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH, from Lightstone Holdings, an affiliate of Lightstone. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
The membership interest purchase agreement (the “Purchase Agreement”) between PGRT ESH and Lightstone Holdings contained (i) representations and warranties by PGRT ESH and Lightstone Holdings, which are customary for this type of transaction and (ii) a covenant that Lightstone Holdings and David Lichtenstein, the principal of Lightstone Holdings and our Chairman of the Board, will indemnify PGRT ESH and us from any adverse tax consequences arising from PGRT ESH’s ownership of the membership interest in the owner of ESH.
The $120.0 million membership interest has a liquidation preference of $120.0 million, a 12.0% preferred dividend rate per annum, and is entitled to receive a 15.14% residual profits interest. Through December 31, 2007, PGRT ESH received distributions monthly at a 10% rate per annum, with the remaining 2% accruing pursuant to the terms of BHAC’s organizational documents. The membership interest generally has no voting rights, PGRT ESH’s consent is generally required to amend, alter or repeal any provision that materially or adversely affects the powers, rights, privileges or preferences of PGRT ESH’s membership interest.
The purchase price was financed by a $120.0 million non-recourse loan to PGRT ESH from Citicorp, which loan is secured by a pledge of the membership interest and any proceeds from such interest. The loan had a maturity date of June 10, 2008, and an interest rate of 4.0% above LIBOR or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan is guaranteed by Lightstone Holdings and David Lichtenstein.
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
Our interest in BHAC at December 31, 2007 was valued at $66.0 million (included in Investments In Unconsolidated Entities). Our share of BHAC’s operations, assuming a hypothetical liquidation at December 31, 2007, was a loss of $47.8 million from inception through December 31, 2007. We received a distribution of $6.2 million in 2007 from this investment.

11. Investments in Unconsolidated Joint Ventures (continued)
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

December 31
2007
(dollars in
thousands)
Real estate, at cost (net):	$5,683,185
Other assets	2,155,795

Total assets	$7,838,980

Mortgage notes and other loans payable	$7,402,447
Other liabilities	147,947
Total members’ capital	288,586

Total liabilities and members’ capital	$7,838,980

For the period
June 29, 2007
through
December 31, 2007
(dollars in
thousands)
Total revenue	$515,364
Total expenses	(705,338)

Net loss	$(189,974)

The United Building. As of December 31, 2007, we owned a 50.0% common interest in 77 West Wacker Drive, L.L.C., which owns The United Building (formerly 77 West Wacker Drive), a 959,258 square foot office building located in Chicago, Illinois. Our joint venture partner also had a 50.0% common interest and in addition has a $66.0 million preferred ownership interest with a 9.5% cumulative preferred return in this property. Our interest at December 31, 2007 was $21.8 million and at December 31, 2006 was $23.5 million (included in Investments in Unconsolidated Entities in our consolidated financial statements). At December 31, 2007, the joint venture was current with respect to the 9.5% cumulative preferred return.
The following table summarizes our share of various items:

				Predecessor
	Successor Company			Company
	Year		Six months	Six months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)
Operations (included in loss from investments in unconsolidated joint ventures)	$(1,772)	$(3,622)	$(1,837)	$855
Distributions received	—	—	—	300

11. Investments in Unconsolidated Joint Ventures (continued)
On October 24, 2003, the joint venture refinanced its existing $152.5 million first mortgage loan payable on the property with the proceeds of a new $166.0 million first mortgage loan. The new loan bears interest at a fixed rate of 5.7% and matures on November 1, 2013. The loan requires monthly payments of interest only for the first two years of the loan term and requires monthly payments of principal and interest thereafter based on a 30-year amortization schedule. As of December 31, 2007, we are in compliance with the requirements of these financial covenants.
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
The following tables represent the condensed balance sheets and income statements of 77 West Wacker Drive, L.L.C. on a historical basis:

	December 31
	2007	2006
	(dollars in thousands)

Real estate, at cost (net):	$254,685	$257,896
Other assets	26,820	35,613

Total assets	$281,505	$293,509

Mortgage note payable	$164,652	$167,321
Other liabilities	24,896	30,687
Total members’ capital	91,957	95,501

Total liabilities and members’ capital	$281,505	$293,509

				Predecessor
	Successor Company			Company
	Year		Six months	Six months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)

Total revenue	$38,278	$41,109	$20,192	$21,972
Total expenses	35,551	42,071	20,731	17,815

Net income (loss)	$2,727	$(962)	$(539)	$4,157

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

11. Investments in Unconsolidated Joint Ventures (continued)
On October 8, 2003, we closed on a transaction admitting a new 70.0% joint venture partner to our former subsidiary, Dearborn LLC, that owns the Citadel Center. At the closing, our partner made a cash contribution to the joint venture of $106.4 million (which includes $1.4 million retained by the venture as working capital) in exchange for 70.0% of the membership interests in the venture. We retained a 30.0% subordinated common interest in the joint venture. Upon closing, the venture, in turn, distributed $105.0 million to us. Under the terms of the contribution agreement, an additional $9.8 million was paid to us on January 24, 2005 upon the leasing of an additional 40,000 square feet of space in the property over and above the square footage leased in the property as of August 4, 2003. This amount was recorded as a gain on sale of real estate in our consolidated statements of operations.
On November 8, 2006, Dearborn LLC, the owner of Citadel Center, completed the sale of Citadel Center to a subsidiary of CARI, LLC, an entity controlled by Robert Gans, a real estate investor based in New York, New York. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in Dearborn LLC.
The sales price for the entire Citadel Center property was $560.0 million, subject to customary pro-rations and adjustments. Two of the Company’s subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for Citadel Center through August 31, 2012, subject to the terms of the agreement and extension by agreement of the parties.
At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC (“Citadel”) to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing. The Citadel Reimbursement Obligation is described in more detail in Note 15 — Commitments and Contingencies to our consolidated financial statements included in this report.
At the closing, the Operating Partnership received its annual distribution of income from Dearborn LLC of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to pay the mezzanine loan from IPC Lender. The Operating Partnership recorded a book gain of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

11. Investments in Unconsolidated Joint Ventures (continued)
The following table summarizes our share of various items:

Predecessor
	Successor Company			Company
			Six months	Six months
	Year ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
(dollars in
	(dollars in thousands)			thousands)
Operations (included in loss from investments in unconsolidated joint ventures) (1)	$—	$(5,470)	$(5,193)	$(6,930)

(1)
During the 2006 period, distributions to our partner exceeded the joint venture’s net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. The distribution was $9.9 million, $5.9 million, $5.7 million and $10.6 million for the year ended December 31, 2006, for the six months ended December 31, 2005 and the six months ended June 30, 2005, respectively.

The following tables represent the condensed balance sheets and income statements of Dearborn LLC on a historical cost basis:

	December 31
	2007	2006
	(dollars in thousands)
Real estate, at cost (net):	$—	$—
Other assets	—	386

Total assets	$—	$386

Mortgage note payable	$—	$—
Other liabilities	—	386
Total members’ capital	—	—

Total liabilities and members’ capital	$—	$386

				Predecessor
	Successor Company			Company
			Six months	Six months
	Year ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)
Total revenue	$—	$51,778	$25,082	$25,142
Total expenses	—	47,339	24,383	26,335

Net income (loss)(2)	$—	$4,439	$699	$(1,193)

(2)	Historical income does not reflect net income from the joint venture as reported in the financial statements as a result of the difference in basis in connection with the Acquisition.

11. Investments in Unconsolidated Joint Ventures (continued)
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, (the “Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2007 and at December 31, 2006 was an equity investment of $0.0 million and $0.1 million (included in Investments in Unconsolidated Entities), respectively. Our share of the venture’s operations was a loss of $67,000, a loss of $53,000, a gain of $29,000 and a gain of $43,000 for the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and the six months ended June 30, 2005, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received no distribution in 2007, 2006 or 2005, except those described below.
On August 29, 2005, we were notified by our joint venture partner of the execution of a sale agreement for three of the four buildings then owned by Plumcor/Thistle JV at Thistle Landing. The sale took place in early November and we received a distribution of $3.9 million relating to our interest on November 7, 2005.
On December 22, 2005, we terminated a purchase and sale agreement with a third party purchaser (the “Purchaser”) under contract to purchase our membership interest in Plumcor/Thistle JV because the Purchaser had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. The Purchaser subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, the Purchaser filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. The Purchaser is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Our joint venture interests and the membership interest in the unconsolidated entity described above are considered to be a variable interest in the entity that owns the property, which we believe is a variable interest entity (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entity, and, therefore, we do not consolidate the VIEs.
As a result of the Acquisition, the investment in these joint ventures at December 31, 2007 of $21.8 million is approximately $4.8 million in excess of the Company’s share of the underlying historical net assets of the joint ventures. The excess of the cost of the investments acquired over the equity in the underlying net assets is ascribed to the fair values of land and buildings owned by the unconsolidated entities. The Company amortizes the excess basis related to the buildings over their estimated useful lives.
12. Stock Based Compensation
Our 1997 Share Incentive Plan (the “Plan”) permitted the grant of share options, share appreciation rights, restricted shares, restricted units and performance units to our officers and other key employees and to officers and employees of subsidiaries, the Operating Partnership, the Services Company and other owned partnerships. The Plan also permitted the grant of share options to non-employee trustees.
As a result of the Acquisition, the Plan was terminated and all options were either executed or retired.

12. Stock Based Compensation (continued)
Prior to January 1, 2006, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (“APB No. 25”). Under APB No. 25, compensation cost was not recognized for options granted because the exercise price of options granted was equal to the market value of the Company’s common shares on the grant date.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). This Statement requires the Company to recognize the cost of its employee stock option awards in its consolidated statement of income based upon the grant date fair value. According to SFAS No. 123R, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method.
We did not recognize any compensation expense in 2007 or 2006 under the modified prospective transition method.
During 2005, 938,883 options to purchase common stock expired or were terminated in connection with the Acquisition in 2005 and, prior to the Acquisition, with employees or executives who held options resigning from the Company.
The unaudited pro-forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and has been determined as if we had accounted for our options under the fair value method of that statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003: risk-free interest rate of 2.2%; expected dividend yield of 0.0%; volatility factor of the expected market price of common shares of 0.310; and a weighted-average expected life of the options of three years for options granted. There were no options granted in 2007, 2006 or 2005. There were no Company options outstanding during 2007 and accordingly no compensation expense was recorded under SFAS No. 123R.
We did not recognize any compensation expense in 2005 related to options granted under APB No. 25. Under the fair value method of SFAS No. 123, $0.00 ($0.00 per basic and diluted common share) and $20,000 ($0.00 per basic and diluted common share) would have been recognized as additional compensation expense for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively. For purposes of the following pro-forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. On this basis, the pro-forma net loss available to common shares was $0.2 million ($0.76 per basic and diluted common shares) and $24.1 million ($1.02 per basic and diluted common share) for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively.
The effects on unaudited pro-forma net income and pro-forma earnings per common share for the six months ended December 31, 2005 and for the six months ended June 30, 2005 of amortizing to expense the estimated fair value of share options are not necessarily representative of the effects on net income to be reported in future years due to the vesting period of the share options, and the potential for issuance of additional share options in future years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.
The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

12. Stock Based Compensation (continued)
The following is a summary of our share option activity, and related information for the years ended December 31, 2007, 2006 and 2005:

Weighted
Average
	Shares	Exercise
	Subject to	Price Per
	Option	Share
Balance at January 1, 2005	938,883	$15.19
Options cancelled	(938,883)	—

Balance at December 31, 2005	—	—
Options cancelled	—	—

Balance at December 31, 2006	—	—
Options cancelled	—	—

Balance at December 31, 2007	—	$—

13. Related Party Transactions
On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, a former trustee, is the Vice Chairman Western Region and Director of Julien J. Studley, Inc. (“Studley”), a brokerage firm that specializes in representing tenants in leasing transactions. In addition, Studley is from time-to-time engaged by third-party tenants as a tenant broker in connection with the tenants’ search for office space in Chicago. For the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and for the six months ended June 30, 2005, Studley earned commissions of approximately $0.3 million, $0.2 million, $0.0 million and $0.4 million, respectively, from us in connection with transactions where tenants who had previously engaged Studley leased space from us. We are not involved in the selection of Studley by the third-parties as its broker, and we have been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with these transactions, other than compensation he may receive based on the general profitability of Studley.
In connection with our management of The United Building, we are entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we pay on behalf of 77 West Wacker Drive, L.L.C. Such amounts are summarized as follows:

				Predecessor
	Successor Company			Company
	Year		Six months	Six months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)

Management fees (1)	$913	$1,151	$541	$523
Payroll and other operating costs	1,339	1,397	667	674
Leasing costs (1)	867	1,298	398	42

(1)
We earn a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, 50.0% of these amounts, representing our share of earnings from the joint venture, is offset by our equity in earnings from this joint venture.

13. Related Party Transactions (continued)
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

				Predecessor
	Successor Company			Company
	Year		Six months	Six months
	ended		ended	ended
	December 31		December 31	June 30
	2007	2006	2005	2005
				(dollars in
	(dollars in thousands)			thousands)

Management fees (1)	$—	$852	$542	$368
Payroll and other operating costs	—	700	375	374
Leasing costs (1)	—	36	—	1,623

(1)
We earned a monthly management fee equal to 2.0% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, these are offset by our equity in the loss from this joint venture.

On August 11, 2004, we made a loan in the amount of $587,771 to Dearborn LLC to cover funds required to be paid under Dearborn LLC’s redevelopment agreement with the City of Chicago. The City of Chicago determined that Dearborn LLC failed to meet certain goals contained in the redevelopment agreement which resulted in the payment of $1.0 million to the City of Chicago. The payment satisfied Dearborn LLC’s obligation under the redevelopment agreement. Our loan represented the excess of the payment over that estimated when our joint venture partner was admitted and was required to be made by us pursuant to the joint venture agreement. The interest rate on the loan is 10.0% per annum. The loan plus all accrued interest was repaid to us upon the sale of Citadel Center on November 8, 2006.
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
See the discussion under Note 11 — Investments in Unconsolidated Joint Ventures of our purchase of a membership interest in the unconsolidated entity that owns ESH.
In January 2008, PGRT ESH was informed that BHAC was temporarily suspending distributions on the membership units held by PGRT ESH, and the suspension is estimated to last through 2008. Since that time, the debt service on the Citicorp Loan, which is non-recourse to PGRT ESH, was funded with the proceeds of a $4.4 million capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.

14. Fair Values of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) and SFAS No. 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments” require disclosure of the fair value of certain on- and off-balance sheet financial instruments for which it is practicable to estimate. Fair value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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

15. Commitments and Contingencies (continued)
On August 16, 2007, the Court dismissed the Plaintiffs’ lawsuit against all of the defendants with prejudice. The time for the Plaintiffs to appeal this decision has expired and the Plaintiffs did not file an appeal. Accordingly, this matter has been resolved.
On December 22, 2005, we terminated a purchase and sale agreement with the Purchaser under contract to purchase our membership interest in Plumcor/Thistle JV because the Purchaser had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. The Purchaser subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, the Purchaser filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. The Purchaser is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
In May 2007, we terminated the employment of Nancy Fendley, our former Executive Vice President of Leasing. Ms. Fendley has disputed such termination and, on May 29, 2007, filed a lawsuit against us in the Circuit Court of Cook County, Illinois alleging a breach of her employment agreement and seeking approximately $9.0 million in damages. We believe we have valid defenses to her claims and intend to vigorously contest the lawsuit. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center, and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2007, this escrow had a balance of $0.8 million.

15. Commitments and Contingencies (continued)
In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, and (ii) the TCE contamination is a regional problem that is not confined to the Atrium. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated acquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray—on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $4.4 million related to asbestos abatement as of December 31, 2007.
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

15. Commitments and Contingencies (continued)
Tax Indemnities. On January 10, 2006, we and certain other parties, including Roland E. Casati (“Mr. Casati”) and Richard H. Heise (“Mr. Heise”), entered into an Amended and Restated Tax Indemnity Agreement (the “Amended Tax Indemnity Agreement”) in connection with certain modifications to the ownership structure of Continental Towers (the “Continental Transaction”), which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million.
In connection with the Continental Transaction, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. The Operating Partnership also transferred its interest in the Junior Loan encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity. In addition, the fee title ownership of Continental Towers was modified so that the property was owned as tenants in common by (i) Continental Towers, L.L.C. (“64.0% Owner”), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise owned a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”).
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

15. Commitments and Contingencies (continued)
The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with generally accepted accounting principles (“GAAP”) of not less than $100.0 million.
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.6 million has been received through December 31, 2007. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $42.9 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at December 31, 2007 and 2006 includes $3.5 million and $4.1 million, respectively, related to the Citadel Reimbursement Obligation, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
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
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2007, this lease has a remaining estimated gross rental obligation of approximately $0.7 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.4 million and $0.9 million in liabilities for leases assumed at December 31, 2007 and 2006, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

16. Property Acquisitions, Placed in Service and Dispositions
The following properties were acquired, placed in service or sold in 2007, 2006 and 2005. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.

			Month
Property	Location	Sales Price	Sold
		(dollars in
		thousands)

2007 Sales
Office:
Narco River Business Center (1)	Calumet City, IL	$7,400	May

2006 Sales
Office:
Citadel Center (2)	Chicago, IL	$560,000	November

Land:
Libertyville (3)	Libertyville, IL	$2,400	April

2005 Sales
Office:
208 S. LaSalle Street (4)	Chicago, IL	$44,000	December

Land:
Libertyville (5)	Libertyville, IL	$700	February

(1)
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sales price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.

(2)
Dearborn LLC, the owner of Citadel Center and an entity in which we owned a joint venture interest, sold Citadel Center in November 2006. This property was sold by Dearborn LLC for a sales price for the entire property of $560.0 million. A subsidiary of our Operating Partnership owned a thirty percent (30%) joint venture interest in the Citadel Center property. At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of the joint venture under its lease with Citadel Investment Group, LLC (“Citadel”) to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing.

16. Property Acquisitions, Placed in Service and Dispositions (continued)

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

(3)	We sold this property for a sales price of $2.4 million. This property was unencumbered. A gain of $0.6 million was recorded as gain on sales of real estate.

(4)
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

(5)	Net proceeds from the sale of this property were $0.7 million. This property was unencumbered.

17. Interim Financial Information (unaudited)
The following is our consolidated quarterly summary of operations for 2007:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter(1)	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$91,013	$20,508	$21,433	$25,155	$23,917
Total expenses	89,525	20,885	19,879	25,754	23,007

Operating income	1,488	(377)	1,554	(599)	910
Loss from investments in unconsolidated joint ventures	(49,687)	(48,274)	(665)	(224)	(524)
Interest and other income (expense)	2,961	(2,309)	3,960	981	329
Interest:
Expense	(36,610)	(10,263)	(10,773)	(7,760)	(7,814)
Amortization of deferred financing costs	(910)	(229)	(229)	(232)	(220)

Loss from continuing operations before minority interests	(82,758)	(61,452)	(6,153)	(7,834)	(7,319)
Minority interests	37,936	10,127	8,329	9,995	9,485

(Loss) income from continuing operations	(44,822)	(51,325)	2,176	2,161	2,166
Discontinued operations, net of minority interests in the amount of $48 in the fourth quarter, $(94) in the third quarter, $(2,038) in the second quarter and $(836) in the first quarter	26	—	—	19	7

Net (loss) income	(44,796)	(51,325)	2,176	2,180	2,173
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net loss available to common shareholders	$(53,796)	$(53,575)	$(74)	$(70)	$(77)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(227.59)	$(226.55)	$(0.31)	$(0.38)	$(0.36)
Discontinued operations, net of minority interests	0.11	—	—	0.08	0.03

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(227.48)	$(226.55)	$(0.31)	$(0.30)	$(0.33)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

Distributions paid per common share/common unit	$—	$—	$—	$—	$—

17. Interim Financial Information (unaudited) (continued)
The following is our consolidated quarterly summary of operations for 2006:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$97,396	$24,571	$24,446	$24,311	$24,068
Total expenses	92,203	21,908	23,264	23,413	23,618

Operating income	5,193	2,663	1,182	898	450
(Loss) income from investments in unconsolidated joint ventures	(9,145)	1,949	(3,733)	(3,365)	(3,996)
Interest and other income	2,850	839	574	566	871
Interest:
Expense	(42,183)	(13,330)	(10,085)	(9,763)	(9,005)
Amortization of deferred financing costs	(3,146)	(2,146)	(352)	(351)	(297)

Loss from continuing operations before minority interests	(46,431)	(10,025)	(12,414)	(12,015)	(11,977)
Minority interests	54,943	12,167	14,535	14,139	14,102

Income from continuing operations	8,512	2,142	2,121	2,124	2,125
Discontinued operations, net of minority interests in the amount of $123 in the fourth quarter, $59 in the third quarter, $(97) in the second quarter and $(40) in the first quarter	—	(1)	—	1	—

Income before gain on sales of real estate and joint venture interests	8,512	2,141	2,121	2,125	2,125
Gain on sales of real estate and joint venture interests, net of minority interest of $(18,651) in the fourth quarter and $(638) in the second quarter	171	165	—	6	—

Net income	8,683	2,306	2,121	2,131	2,125
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net (loss) income available to common shareholders	$(317)	$56	$(129)	$(119)	$(125)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(2.06)	$(0.45)	$(0.55)	$(0.53)	$(0.53)
Discontinued operations, net of minority interests	—	—	—	—	—
Gain on sales of real estate and joint venture interests, net of minority interests	0.72	0.69	—	0.03	—

Net (loss) income available per weighted—average common share of beneficial interest — basic and diluted	$(1.34)	$0.24	$(0.55)	$(0.50)	$(0.53)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

Distributions paid per common share/common unit	$2.8438	$—	$—	$—	$2.8438

(1)
We have accounted for our investment in the membership interest that owns extended-stay hotel properties under the equity method of accounting effective in the fourth quarter of 2007. This change from the cost method of accounting is primarily due to the deteriorating real estate and financial market conditions resulting in a re-evaluation of the expected term and nature of the investment.

17. Interim Financial Information (unaudited) (continued)
As a result of a change in accounting methods for this investment from the cost method to the equity method the following fourth quarter adjustments were recorded to recognize:
a)	Dividend income in the amount of $6.2 million previously recorded under the cost method as interest and other income was recorded as a reduction of Investments in Unconsolidated Entities.

b)
We recognized a loss allocation, assuming a hypothetical liquidation at December 31, 2007, of approximately $47.8 million from this investment under the equity method of accounting as Loss From Investments in Unconsolidated Joint Ventures.

18. Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of this statement will result in a change in our fair value measurements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We have elected not to adopt the provisions of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

19. Subsequent Events
The United Building Sale. On January 7, 2008, we completed the sale of our 50.0% common joint venture interest in The United Building located at 77 West Wacker Drive in Chicago, Illinois, to our joint venture partner. The sale price was $50.0 million, subject to customary pro-rations and adjustments. We recognized a gain of $29.4 million and we used $18.8 million of the net proceeds to retire the outstanding balance on two Citicorp mezzanine loans.
Two of the Company’s subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for The United Building through January 6, 2013, subject to the terms of the agreement, including the owner’s right to terminate the agreement early upon 30 days notice.
On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and was paid on April 30, 2008. In addition, our Board also declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008.
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in which case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to below, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to above.
330 N. Wabash Avenue Refinancing. On March 18, 2008, simultaneously with the Hotel sale referred to above, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold to the Hotel Buyer (the “Office Property”) consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and 330 LLC has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).

19. Subsequent Events (continued)
Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A, provided that 330 LLC may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year. If 330 LLC negates the Loan A Lender’s call options as described above, Loan A will bear interest at a rate equal to 30-day LIBOR plus a market-based spread not to exceed 4.50% per year for the remainder of the term of Loan A. Loan A may be prepaid in whole during the first two years with a prepayment premium, and may be prepaid thereafter at par. Payments of interest are due monthly and the principal amount of Loan A amortizes at $1,000 per year for the first five years of the term of Loan A. For the remainder of its term, Loan A amortizes based on a 25 year amortization schedule with equal monthly installments of principal and interest. Loan A is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
Loan B matures on March 31, 2013. The initial advance of Loan B bears interest at a fixed rate of 7.95% per year. Subsequent advances will bear interest at a rate equal to the 30-day LIBOR plus 4.62%. Loan B may not be prepaid during the first year; thereafter, it is payable in whole subject to a yield maintenance payment. Payments of interest only are due monthly and there is no required principal amortization. Loan B is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
The Loans are non-recourse to 330 LLC except for certain recourse exceptions, including waste, fraud, misallocation of funds and other similar exceptions. The recourse exceptions have been guaranteed (the “Non-Recourse Carve-Out Guaranty”) by our Operating Partnership. The Operating Partnership also entered into a completion guaranty relating to certain construction, demolition and asbestos abatement work at the Office Property for the benefit of the Loan B Lender (the “Completion Guaranty” and, together with the Non-Recourse Carve-Out Guaranty, the “Guaranties”). The Guaranties include a covenant that the Operating Partnership will maintain a minimum net worth of $15.0 million, calculated by adding back accumulated depreciation, and a minimum cash liquidity balance of $10.0 million. 330 LLC also entered into environmental indemnity agreements related to both the Office Property and the Parking Garage, which obligations were also guaranteed by the Operating Partnership. The Guaranties also include a guaranty that approximately $15.3 million will be deposited into the leasing escrow from property cash flow within approximately two years of closing.
The Loans required the establishment of various customary and negotiated leasing, tenant improvements, real estate tax, ground lease rent, capital improvements, debt service and insurance reserves, all as more fully set forth in the loan documents, and totaling $6.5 million at closing (not including the escrows with the title insurance company referred to above). Net cash flow from the Office Property and the Parking Garage will be deposited into the escrows to fund future leasing, capital improvements and other costs relating to the Office Property and the Parking Garage.

19. Subsequent Events (continued)
On April 1, 2008, we filed a Form 12b-25 with the Securities and Exchange Commission stating that we were not able to timely file our Annual Report on Form 10-K for the year ended December 31, 2007 because we did not receive audited financial statements from BHAC, an affiliate of ESH in which PGRT ESH holds a membership interest. This unconsolidated entity is considered to be a “significant subsidiary” under Rule 1-02(w) of Regulation S-X and separate audited financial statements of BHAC are required under Rule 3-09 of Regulation S-X.
On May 2, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend has a record date of July 10, 2008 and a payment date of July 31, 2008.
In addition, on May 2, 2008, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008.
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of LIBOR plus 2.0% and has an interest rate collar that contains an interest rate ceiling of 6.5% and an interest rate floor of 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule.

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(dollars in thousands)

						Gross Amount Carried at
				Cost Capitalized		Close of Period			Accumulated
	Encumbrances(1)	Initial Cost(2)		Subsequent to Acquisition		12/31/07			Depreciation
			Buildings		Buildings		Building		at	Date of
	December 31		and		and		and		December 31	Original
	2007	Land	Improvements	Land	Improvements	Land	Improvements	Total	2007(3)	Acquisition

280 Shuman Blvd	$—	$2,092	$3,642	$12	$670	$2,104	$4,312	$6,416	$699	Nov. 1997
Continental Towers	115,000	12,166	122,980	363	12,392	12,529	135,372	147,901	16,050	Dec. 1997
4343 Commerce Court (4)	11,648	2,370	13,572	(8)	1,257	2,362	14,829	17,191	1,716	Nov. 1997
800—810 Jorie Blvd	23,276	6,265	20,187	—	800	6,265	20,987	27,252	2,927	Aug. 1999
330 N. Wabash Avenue (5)	195,000	45,582	126,397	(639)	29,088	44,943	155,485	200,428	17,742	Dec. 1999
Brush Hill Office Court	8,157	3,456	10,295	(24)	794	3,432	11,089	14,521	1,433	Dec. 1999
Enterprise Center II	5,971	1,659	5,272	(6)	950	1,653	6,222	7,875	561	Jan. 2000
7100 Madison Avenue	3,897	1,268	3,663	(2)	(26)	1,266	3,637	4,903	365	Apr. 2000
180 North LaSalle Street	63,150	15,245	55,497	(138)	5,625	15,107	61,122	76,229	10,972	Aug. 2000
Other Corporate Assets	138,778	—	464	—	70	—	534	534	392

Total	$564,877	$90,103	$361,969	$(442)	$51,620	$89,661	$413,589	$503,250	$52,857

(1)	See Note 4 — Mortgage Notes Payable to these consolidated financial statements for a description of our mortgage notes payable.

(2)	As a result of the Acquisition, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with SFAS No. 141.

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

(3)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3—10 years

(4)	This property collateralizes a mortgage note payable of $11.6 million.

(5)	A pledge of 100.0% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.
The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $500.6 million as of December 31, 2007. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $12.3 million at December 31, 2007.
The following table reconciles our historical cost for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31
	2007	2006	2005
	(dollars in thousands)

Balance, beginning of period	$486,647	$471,892	$619,059
Additions	21,602	18,210	18,674
Disposals	(4,999)	—	(2,130)
Impact of applying push down purchase accounting	—	—	(163,711)
Property held for sale	—	(3,455)	—

Balance, close of period	$503,250	$486,647	$471,892

The following table reconciles the accumulated depreciation for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31
	2007	2006	2005
	(dollars in thousands)

Balance at beginning of period	$31,481	$11,142	$94,252
Depreciation and amortization	21,793	20,534	20,211
Disposals	(368)	—	(493)
Impact of applying push down purchase accounting	—	—	(102,828)
Property held for sale	(49)	(195)	—

Balance, close of period	$52,857	$31,481	$11,142

EXHIBIT 21.1
PRIME GROUP REALTY TRUST
SUBSIDIARIES OF THE REGISTRANT
DECEMBER 31, 2007
The following represents the Prime Group Realty Trust’s (the “Company”) and Prime Group Realty, L.P.’s (the “Operating Partnership”) operating subsidiaries (the Company and the Operating Partnership have a majority interest or control, except in the case of 77 West Wacker Drive, L.L.C. and Dearborn Center, L.L.C. the ownership of which are further described in the footnotes below) and related properties as of December 31, 2007:

Entity	Property
77 Fitness Center, L.P. (4)	Owner of Health Club at 77 West Wacker Drive
77 West Wacker Drive, L.L.C. (1), (2)	77 West Wacker Drive
77 West Wacker Limited Partnership (3), (4)	Sole member of 330 N. Wabash Avenue Mezzanine, L.L.C. and 99.5% owner of Brush Hill Office Center, L.L.C.
180 N. LaSalle Holdings, L.L.C. (1), (3)	Sole member of 180 N. LaSalle II, L.L.C.
180 N. LaSalle II, L.L.C. (1), (3)	180 N. LaSalle
280 Shuman Blvd., L.L.C. (1), (3)	280 Shuman Blvd. (Atrium)
330 N. Wabash Avenue, L.L.C. (1), (3)	330 N. Wabash Avenue
330 N. Wabash Mezzanine, L.L.C. (1), (3)	Sole member of 330 N. Wabash Avenue, L.L.C.
330 Redevelopment LLC (1)	Performs certain work at 330 N. Wabash Avenue
800 Jorie Blvd., L.L.C. (1), (3)	800-810 Jorie Blvd.
800 Jorie Blvd. Mezzanine, L.L.C. (1), (3)	Member owning 49.0% of 800 Jorie Blvd., L.L.C. (50.5% is owned by Prime Group Realty, L.P.)
1051 N. Kirk Road, L.L.C. (1), (3)	1051 N. Kirk Road
1600 167th Street, L.L.C. (1), (3)	Former owner of 1600-1700 167th Street (Narco River Business Center)
2305 Enterprise Drive, L.L.C. (1), (3)	2305 Enterprise Drive
4343 Commerce Court, L.L.C. (1), (3)	4343 Commerce Court (The Olympian Office Center)
7100 Madison, L.L.C. (1)	7100 Madison Avenue
Brush Hill Office Center, L.L.C. (1), (3)	Brush Hill Office Center
Dearborn Center, L.L.C. (1), (5)	Former owner of Citadel Center
LaSalle-Adams, L.L.C. (1), (3)	Former owner of 208 South LaSalle Street
Libertyville Corporate Office Park, L.L.C. (1)	Former owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
Libertyville Corporate Office Park II, L.L.C. (1)	Former owner of Vacant Land adjacent to 80 Pine Meadow Corporate Office Park
PGR Finance II, Inc. (6)	Member owning 1% of LaSalle-Adams, L.L.C.
PGR Finance IV, Inc. (6)	Member owning 0.1% of 1600 167th Street., L.L.C.
PGR Finance VIII, Inc. (6)	Limited Partner owning 0.5% of 77 West Wacker Limited Partnership

Entity	Property
PGR Finance XIV, Inc. (6)	Member owning 0.1% in both 1051 N. Kirk Road, L.L.C. and 4343 Commerce Court, L.L.C.
PGR Finance XV, L.L.C. (1), (3)	Member owning 0.5% of Brush Hill Office Center, L.L.C.
PGR Finance XVII, Inc. (6)	Member owning 0.5% of 800 Jorie Blvd., L.L.C.
PGR Finance XXI, L.L.C. (1)	Member owning 0.1% of 2305 Enterprise Drive, L.L.C.
PGR Finance XXII, Inc. (6)	Member owning 1% of 180 N. LaSalle Holdings, L.L.C.
PGRLP 77 Manager LLC (1)	Manager of 77 W. Wacker Drive
PGRLP 131 Manager LLC (1)	Manager of Citadel Center, 131 S. Dearborn St.
PGRS 1407 BWAY LLC (1)	Asset and Development Manager of 1407 Broadway Avenue, New York, NY
PGRT Equity LLC (1)
Owner of (i) junior loans encumbering Continental Towers, (ii) 50% common interest in 77 West Wacker Drive, L.L.C., (iii) 280 Shuman Blvd., L.L.C., (iv) 800 Jorie Blvd. Mezzanine, L.L.C., and (v) Prime Group Management, L.L.C.

PGRT Equity II LLC (1)	Member owning 99.0% of 180 N. LaSalle Holdings, L.L.C.
PGRT ESH, Inc. (6)	Owner of interest in BHAC Capital IV, LLC
PGT Construction Co. (6)	Subsidiary of Services Company for construction work
Phoenix Office, L.L.C. (1)	Owner of 23.1% interest in Plumcor/Thistle, L.L.C., owner of a building in Thistle Landing in Phoenix, Arizona
Prime Group Management, L.L.C. (1), (3)	Manager of Continental Towers
Prime Group Realty Services, Inc. (7)	The Services Company, owner of 100% of PGT Construction Co., PRS Corporate Real Estate Services, Inc., Prime Services Holdings, Inc. and 99.9% of 77 Fitness Center, L.P.
Prime Rolling Meadows, L.L.C.(1)	Property adjacent to Continental Towers
Prime Services Holding, Inc. (6)	0.1% owner of 77 Fitness Center, L.P.
PRS Corporate Real Estate Services, Inc. (6)	Brokerage subsidiary of Services Company

(1)	Delaware Limited liability Company

(2)
PGRT Equity LLC, a subsidiary of the Operating Partnership, owns a 50% common interest, PGRLP 77 Manager LLC, a subsidiary of the Operating Partnership, manages the property and a third party owns the remaining 50% common interest.

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

BHAC Capital IV LLC
Consolidated Financial Statements
Year Ended December 31, 2007 and for the
Period From Acquisition (June 11, 2007) to December 31, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
BHAC Capital IV LLC
We have audited the accompanying consolidated balance sheet of BHAC Capital IV LLC (the Company) as of December 31, 2007, and the related consolidated statement of operations, changes in Members’ equity, and cash flows for the period from Acquisition (June 11, 2007) to December 31, 2007. Our audit also included the financial statement schedule listed in the Index at F-54. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the consolidated results of its operations, changes in Members’ equity, and cash flows for the period from Acquisition (June 11, 2007) to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Greenville, South Carolina
May 22, 2008

BHAC Capital IV LLC
Consolidated Balance Sheet
December 31, 2007
(In Thousands)

Assets
Current assets
Cash and cash equivalents	$7,853
Accounts receivable, net of allowance for doubtful accounts of $896	19,315
Restricted cash	91,619
Other current assets	19,437
Due from affiliates	71,286

Total current assets	209,510

Property and equipment, net of accumulated depreciation of $171,151	5,683,185
Land available for sale	2,000
Deferred financing costs, net of accumulated amortization of $16,625	58,255
Trademarks	43,000
Intangible assets, net of accumulated amortization of $3,746	117,222
Goodwill	246,913
Receivable from affiliated party (mortgage and mezzanine obligation)	1,476,656
Other assets	2,239

Total assets	$7,838,980

Liabilities and Members’ Equity
Current liabilities
Accounts payable and other accrued expenses	$41,817
Construction and retainage payables	1,739
Accrued real estate taxes	16,887
Accrued payroll and payroll related expenses	29,776
Accrued interest payable	25,162
Subordinated notes, net of discount of $347	30,553

Total current liabilities	145,934

Mortgage payable	4,100,000
Mezzanine loans	3,295,456
Subordinated notes, net of discount of $1,158	6,991
Capital lease obligation	131
Other liabilities	485

Total liabilities	7,548,997

Commitments and contingencies

Minority interest in HVM L.L.C.	1,280
Minority interest in Extended Stay Inc.	117

Total minority interests	1,397

Members’ equity	288,586

Total liabilities and members’ equity	$7,838,980

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statement of Operations
Period from Acquisition (June 11, 2007) to December 31, 2007
(In Thousands)

Revenues:
Room revenues	$474,016
Other property revenues	7,008
Management, administrative services, and G&A reimbursement fee income — affiliated party	10,666
Reimbursement of payroll from managed properties — affiliated party	23,674

Total revenues	515,364

Operating expenses:
Property operating expenses	202,202
Corporate operating expenses	33,701
Managed properties payroll and payroll related expense	23,674
Depreciation and amortization	184,560

Total operating expenses	444,137

Other income	484

Income from operations	71,711

Loss on interest rate caps	(2,900)
Interest income	1,279
Interest income from affiliate	59,328
Interest and debt expense	(318,036)

Loss from operations before minority interests	(188,618)

Minority interest in income of HVM L.L.C.	(1,356)

Net loss	(189,974)

Preferred distributions	(19,257)

Net loss allocated to common unit holders	$(209,231)

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statement of Changes in Members’ Equity
Period from Acquisition (June 11, 2007) to December 31, 2007
(In Thousands)

		Accumulated	Total
	Members’	Deficit and	Members’
	Capital	Distributions	Equity

Contribution of capital June 11, 2007	$497,817	$—	$497,817
Preferred distributions	—	(19,257)	(19,257)
Net loss	—	(189,974)	(189,974)

Balance—December 31, 2007	$497,817	$(209,231)	$288,586

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statement of Cash Flows
Period from Acquisition (June 11, 2007) to December 31, 2007

Operating activities
Net loss	$(189,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184,560
Amortization of deferred financing costs	16,625
Accretion of discount on subordinated notes	1,078
Loss on interest rate caps	2,900
Minority interest in income of HVM L.L.C.	1,356
Change in assets and liabilities:
Accounts receivable, net of change in allowance	1,669
Other current assets	(9,202)
Accrued real estate taxes	(3,184)
Accounts payable and other accrued expenses	(86)
Accrued payroll and related expenses	(7,560)
Accrued interest payable	17,910

Net cash provided by operating activities	16,092

Investing activities
Business combination purchase acquisition, net of cash acquired	(6,056,561)
Building improvements and purchase of furniture, fixtures, and equipment	(25,895)
Increase in restricted cash	(91,619)
Other noncurrent assets	133

Net cash used in investing activities	(6,173,942)

Financing activities
Proceeds from mortgage payable	3,284,030
Proceeds from mezzanine loans	2,644,149
Purchase of interest rate caps	(2,963)
Deferred financing costs	(74,880)
Repayment of mezzanine loans	(4,544)
Issuance of series units	339,252
Minority interest distributions — Extended Stay Inc.	(8)
Minority interest distributions and redemptions — HVM L.L.C.	(76)
Distributions	(19,257)

Net cash provided by financing activities	6,165,703

Net increase in cash and cash equivalents	7,853

Cash and cash equivalents:
Beginning of period	—

End of period	$7,853

Supplemental cash flow information
Cash payments for interest	$233,094

Income tax payments, net of refunds	$103

Supplemental noncash disclosures
Increase in mortgage payable	$815,970

Increase in mezzanine payable	$655,851

Increase in accrued interest payable	$4,835

Increase in receivable from affiliated party	$1,476,656

Contribution of Series B equity interests	$158,565

See accompanying notes.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
As of and for the Period Ended December 31, 2007
1. Business and Organization
General – BHAC Capital IV LLC (the Company or BHAC specifically as the parent entity within these consolidated financial statements), a Delaware limited liability company, was acquired June 11, 2007 as part of an acquisition of an affiliated group of existing hotel owner/operator companies. Upon consummation of the purchase acquisition on June 11, 2007, BHAC was owned by Prime Group Realty Trust (PGRT), Homestead Village LLC (HSD), and certain other investors. PGRT and HSD are affiliates of The Lightstone Group, a closely held real estate investment company majority-owned by David Lichtenstein.
The Company, through wholly-owned and majority-owned subsidiaries, owns and operates moderately priced, extended-stay lodging properties. The hotels are operated under the brand names “Extended Stay Deluxe,” “Extended Stay America,” “Studio Plus,” and “Crossland” in selected markets throughout the United States and Canada. The Company’s extended-stay lodging rooms are designed to appeal primarily to the corporate business traveler on temporary assignment, undergoing relocation or in training, and are located in infill locations proximate to major business centers and convenient to services desired by its customers. As of December 31, 2007 the Company had 552 hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
Organization – BHAC owns all the outstanding common stock of Extended Stay Inc. (ESI), a real estate investment trust (REIT) which through its qualified REIT subsidiaries owns 552 hotels and an office building. ESI leases the hotel properties to its indirect wholly-owned subsidiaries organized as taxable REIT subsidiaries (TRSs) which operate the hotels.
HSD, which owns a majority interest in BHAC, owns/leases and operates 132 similar extended stay hotels. HSD is a wholly owned subsidiary of DL-DW Holdings LLC (DLDW), an investee of an affiliate of The Lightstone Group and David Lichtenstein.
Each of the hotel operating subsidiary TRSs have contracted with HVM L.L.C. (HVM), a separate, independently-owned affiliated hotel management and administrative services company, to manage the hotels and to provide certain other administrative services to the hotel ownership companies and holding companies. HVM provides the same services for the management of the hotels of HSD.

1. Business and Organization (continued)
Acquisition – On June 11, 2007 DLDW and other investors acquired all of the limited liability company interests of BHAC and HSD. The acquisition was accounted for as a business combination using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of acquisition. The purchase price allocation is based on preliminary estimates and may be adjusted based on the finalization of certain amounts recorded in connection with the purchase. The purchase price for the acquisition of BHAC was $6.399 billion, which exceeded the fair value of assets acquired, resulting in the Company’s recording of goodwill of $246.9 million. Purchase price includes the assumption of working capital liabilities of $104.1 million, and assumption of subordinated debentures of $36.5 million. The purchase price was allocated as follows (in thousands):

Cash	$43,518
Other assets	51,013
Due from affiliates	55,882
Property and equipment	5,826,163
Land available for sale	2,000
Trademarks	43,000
Intangible assets subject to amortization	130,972
Goodwill	246,913

Total allocated purchase price	$6,399,461

The fair value of the tangible assets of acquired properties is based on appraisals and management’s determination of the relative fair values of these assets. Determination of the fair value of the identified intangible assets and liabilities of acquired properties, and the above and below market ground leases, are based on the present value, using an interest rate reflecting risks associated with the leases acquired, reflecting the difference between amounts to be paid under the leases and management’s estimate of the fair market lease rates over a period equal to the lease term, not exceeding the remaining useful life of the related building assets.
Intangible assets of trademarks, corporate customer relationships, advance booking backlog, and customer email database were valued in accordance with SFAS No. 141.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of BHAC, its subsidiary, ESI, and HVM, and are prepared in conformity with U.S. generally accepted accounting principles (US GAAP). Significant intercompany accounts and transactions have been eliminated in consolidation.
The Company’s consolidated financial statements include HVM as required under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 revised (FIN 46(R)). HVM is managed by HVM Manager L.L.C., an affiliate of The Lightstone Group.
The consolidated results of operations are for the period from the date of acquisition, June 11, 2007, to December 31, 2007 (the Period).
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents
The Company considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has deposits in excess of $100,000 with a single financial institution which are not insured by the Federal Deposit Insurance Corporation.
Accounts Receivable and Allowance for Doubtful Accounts
A provision for doubtful accounts is made when collection of receivables is considered doubtful. Accounts receivable at December 31, 2007 are stated net of an allowance for doubtful accounts of $896,000. Write-offs of uncollectible accounts, net of recoveries, were $727,000 for the Period.
Restricted Cash
Restricted cash classified as current assets consists of cash (approximately $59 million) held in escrow or a cash management account for the payment of ground leases, taxes and insurance, loan service agent fee, debt service, replacement reserves, management fees, preferred return and required repairs, all as required by the mortgage and mezzanine loans and cash management agreements. Restricted cash also includes funds required to be deposited to such cash management account or in transit (approximately $12 million). Additionally, restricted cash includes a $20 million reserve fund for the preferred return to holders of the A-1 Series Units.
Property and Equipment
Property and equipment assets acquired are valued at acquisition cost based on their estimated fair values at the date of acquisition. Subsequent property and equipment additions are recorded at cost. Maintenance and repairs are charged to expense as incurred while expenditures that increase the life or utility of property or equipment are capitalized.
Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	27 – 45 years
Building improvements	2 – 30 years
Site improvements	2 – 25 years
Furniture, fixtures, and equipment	2 – 10 years
Office equipment, computers, and computer software	3 – 10 years
The Company utilizes general contractors for the construction or major renovation of its properties. Pursuant to the terms of the Company’s contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts of approximately $992,000 are included in construction and retainage payables on the consolidated balance sheet as of December 31, 2007.

2. Summary of Significant Accounting Policies (continued)
Land available for sale, comprised of land parcels not currently used in hotel operations or hotel development, are stated at acquisition cost on the consolidated balance sheet. These parcels are not currently being marketed.
Goodwill, Trademarks and Other Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. Intangible assets with definite lives are tested for impairment if conditions exist that indicate the carrying value many not be recoverable. Impairment charges are recorded when the carrying value of the definite lived intangible assets is not recoverable by the cash flows generated from the use of the asset. No such impairments were recorded at December 31, 2007.
Intangible assets consist of trademarks, advance bookings backlog, corporate customer relationships, an email database, beneficial ground leases and goodwill. These intangibles were recorded at their estimated fair value at the date of the acquisition. Definite lived assets are amortized over a useful life of the expected period to be benefited.
The below-market lease values are amortized as an adjustment to rental expense over the remaining lease term. Amortization expense for the Period associated with below market leases was $22,000. Amortization is expected to be approximately $39,000 for the years ending December 31, 2008 – 2012.
Goodwill is recorded at the property-owning entity level and is not amortized. Goodwill is tested for impairment at least annually, and no such impairment was recorded at December 31, 2007.
Asset Impairments
In the event that facts or changes in circumstances indicate that the carrying amount of a property may be impaired, an evaluation is prepared in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In such an event, a comparison is made of the current and projected operating cash flows of each property into the foreseeable future on an undiscounted basis to the carrying amount of such property. In the event that the sum of the undiscounted cash flows is less than the carrying value of the property, the property would be adjusted to its estimated fair value. No such impairments were recorded at December 31, 2007.
Deferred Financing Costs
Deferred financing costs consist of certain costs incurred in obtaining the mezzanine and mortgage loans payable and are being amortized over the respective terms of the related components of the financings, two or five years, using the straight-line method which approximates the effective interest method. Deferred financing cost amortization was approximately $16,625,000 for the Period.

2. Summary of Significant Accounting Policies (continued)
Supplies
Supplies of approximately $9,809,000 at December 31, 2007, included in other current assets, consists of linens, room supplies and hotel supplies that are periodically replenished as they are consumed and are recorded at the lower of average cost or fair value.
Revenue Recognition
Room revenue and other income are recognized when earned as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until earned. Other revenue primarily consists of revenue derived from telephone, vending, guest laundry and other miscellaneous fees or services. Sales tax collected from customers is not included in revenues.
Advertising Costs
Advertising costs are expensed as incurred and are classified in corporate operating expenses on the consolidated statement of operations. Advertising costs were approximately $3,490,000 for the Period.
Operating Leases
Operating ground leases provide periods of escalating rent. Rental expense is recognized on a straight-line basis over the life of the related leases.
Fair Value of Financial Instruments
The fair value of all financial instruments reflected in the accompanying consolidated balance sheet is evaluated periodically based upon an interpretation of available market information and valuation methodologies that are considered appropriate for the individual instruments. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.
Cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates fair value based on their short-term, highly liquid nature. The fair value of the Company’s mortgages payable, mezzanine loans and subordinated notes is evaluated and disclosed in note 12. Their fair value has been estimated based on current rates available to the Company for debt of the same remaining maturities with comparable collateralizing assets, where applicable. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Derivative Instruments
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not enter into financial instruments for trading or speculative purposes. The Company entered into interest rate cap agreements, considered to be derivative instruments, which cap the interest on its mezzanine and mortgage loans payable.

2. Summary of Significant Accounting Policies (continued)
Insurance Reserves
The Company has various high deductible insurance programs which require estimates in determining the ultimate liability for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical and projected claims and medical cost trends. At December 31, 2007, $20,208,000 of reserves for such programs are included in the consolidated balance sheet in accrued payroll and related expenses and in accounts payable and other accrued expenses, of which approximately $14,239,000 is related to HVM’s obligations for workers’ compensation and health insurance programs and approximately $5,969,000 is related to the Company’s property damage and general liability programs.
Variable Interest Entity
FIN 46(R) requires that, if an entity is deemed to be the primary beneficiary in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.
ESI holds a significant variable interest in its management company, HVM—see note 8. HVM is consolidated with ESI as ESI represents approximately 70% of the business conducted by HVM and is the primary beneficiary of HVM. ESI’s maximum exposure to loss as a result of its involvement with HVM is related to the need to secure alternative management services and systems support if HVM were ever unable to fulfill its management agreement with ESI. ESI has no equity interest in HVM; therefore, the entire results of operations and members’ capital are reported as minority interest in HVM.
HVM is a company that provides hotel and administrative management services, including supervision, direction and control of the operations, management and promotion of the properties, in a manner associated with extended-stay hotels of similar size, type or usage in similar locations. HVM has total assets of approximately $46 million at December 31, 2007 and revenues of approximately $143 million for the Period.
Income Taxes
The Company (BHAC), as well as HVM, are limited liability companies which are not subject to federal income taxes; accordingly, federal income taxes have not been recorded in the accompanying consolidated financial statements. For federal income tax purposes, the operating results of BHAC and HVM are reportable by each limited liability company’s members. The Company is subject to state and local taxes in certain jurisdictions.
ESI, the REIT subsidiary of BHAC, is generally not subject to federal corporate income tax on its separately filed federal tax return as long as ESI complies with various requirements to maintain REIT status. ESI, however, is subject to state and local taxes in certain jurisdictions. The TRSs are subject to federal and state income taxes on their separate tax returns.

2. Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, de-recognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 for its fiscal year beginning January 1, 2008. The Company is currently reviewing the provisions of FIN 48 to determine the impact on its consolidated operating results, consolidated financial position, and cash flows.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative, as well as to clarify that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued or subject to a new basis occurring after January 1, 2007. Adopting this standard did not have an impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007, which will be the year ending December 31, 2008. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, consolidated financial position, and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 159 to determine the impact on its consolidated operating results, consolidated financial position, and cash flows.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

2. Summary of Significant Accounting Policies (continued)
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests. SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently reviewing the provisions of SFAS No. 160 to determine the impact on its consolidated operating results, consolidated financial position, and cash flows.
3. Property and Equipment
Net investment in property and equipment as of December 31, 2007, consists of the following (in thousands):

December 31,
2007
Hotel operating facilities:
Land	$989,918
Site improvements	244,793
Building and improvements	4,394,854
Furniture, fixtures, and equipment	210,437

Total hotel operating facilities	5,840,002

Office:
Site improvements	18
Building and improvements	10,835
Fixtures and equipment	3,481

Total office	14,334

Land available for sale	2,000

Less accumulated depreciation	(171,151)

Total property and equipment	$5,685,185

3. Property and Equipment (continued)
The office building and all but two of the hotels are pledged as security for the Company’s debt—see note 5.
A portion of the office building is leased from ESI to BHAC for a term of five years, which in turn leases a majority of its leased space to HVM for corporate offices. ESI received rent income of approximately $591,000 from BHAC and HVM paid BHAC rent expense of approximately $626,000 for the Period under these leases; these amounts have been eliminated in consolidation. Additionally, ESI received lease income from other tenants of approximately $398,000 for the Period. In connection with the office building, ESI leases a portion of a parking garage under a lease agreement that terminates in May 2018. The Company is also a tenant under long-term leases for ground leases on two hotel properties. The lease agreements terminate in September 2016 and April 2031. As of December 31, 2007, future minimum cash lease payments under the long-term operating leases are as follows (in thousands):

Years Ending December 31:
2008	368
2009	369
2010	389
2011	397
2012	398
Thereafter	6,636

Total	$8,557

Rent expense recognized on a straight-line basis for the Period was approximately $220,000.
The Company is also a tenant under a long-term ground lease for the corporate office building. This lease is classified as a capital lease and requires payments through March 2022 aggregating approximately $370,000.
Land available for sale was comprised of one parcel of land with a carrying value of $1,500,000 and two parcels of land adjacent to existing operating hotel properties with an aggregate carrying value of $500,000.

4. Intangible Assets, Deferred Financing Costs and Goodwill
The following table summarizes the intangible assets, deferred financing costs and goodwill as of December 31, 2007 (in thousands):

	December 31, 2007
		Gross
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net Value

Valuation of customer relationships	18 yrs.	$120,814	$(3,729)	$117,085
Valuation of customer email database	5 yrs.	154	(17)	137
Valuation of advance booking backlog	1 yr.	10,004	(9,670)	334

Total amortizable intangibles		130,972	(13,416)	117,556
Deferred financing costs	2-5 yrs.	74,880	(16,625)	58,255

Total amortizable intangibles and deferred financing costs		$205,852	$(30,041)	$175,811

Intangible assets not subject to amortization:
Trademarks		$43,000		$43,000

Goodwill		$246,913		$246,913

The weighted average amortization period for the amortizable intangible assets is approximately seventeen years.
The following table summarizes the estimated future amortization of the intangible assets subject to amortization and the deferred financing costs, as of December 31, 2007 (in thousands):

	Intangibles	Deferred
	Subject to	Financing
	Amortization	Costs	Total
Years Ending December 31:
2008	$7,077	$29,810	$36,887
2009	6,743	16,078	22,821
2010	6,743	5,059	11,802
2011	6,743	5,059	11,802
2012	6,725	2,249	8,974
Thereafter	83,525	—	83,525

Total	$117,556	$58,255	$175,811

5. Debt
June 2007 Mortgage Payable—$4.1 billion
The June 11, 2007 mortgage payable secured by 664 hotels and one office building was issued as part of the acquisition of BHAC and HSD. Subsidiaries of ESI participated with subsidiaries of HSD as co-borrowers in obtaining the mortgage debt. The mortgage security collateral pool of properties include properties of ESI (550 hotel properties and one office building) and of HSD (114 hotel properties). ESI and HSD are jointly and severally liable on the full mortgage debt. Mortgage payable amounts recorded in the financial statements of the Company represent the full mortgage amounts based upon ESI’s obligation for the full debt. A receivable from affiliated party of $815.9 million has been recorded, which represents the mortgage amounts allocated to HSD as per the loan documents for the per property release prices and allocated loan amounts, which were based on underwritten property cash flows of the collateral owned by HSD. ESI believes, based on financial performance information and projections of HSD, that HSD is fully capable of meeting its allocated obligations of $815.9 million.
The mortgage consists of components, of which $2.5 billion are fixed rate debt with interest rates ranging from 5.67995% to 6.32995% and floating rate components aggregating $900 million which bear interest at Libor plus spreads ranging from 0.45545% to 1.50545%. The remaining $700 million is floating rate debt bearing interest at Libor plus spreads ranging from 1.50545% to 4.05478%. All interest is calculated based on actual days over 360, with interest only payments due monthly on the 12th, the loan payment date. The weighted-average interest rate at December 31, 2007 was 6.18%.
The $2.5 billion of fixed rate debt matures June 2012. The $1.6 billion of floating rate debt matures June 2009, but with 3 one-year options to extend at the Company’s option. Amortizing payments would be required if certain debt yield thresholds are not met and an extension period is elected. The second extension election requires a fee payment of $1.2 million. The third extension election requires a fee payment of 0.125% of the outstanding balance of the loan.
Properties may be released as collateral after prepayment of a portion of the mortgage loan, but would require that debt yield calculations of remaining mortgaged properties meet certain thresholds and that mezzanine debt also be prepaid in a release amount applicable to such properties.
The floating rate components of the mortgage loan may not be voluntarily prepaid in whole or in part prior to the payment date in January 2008. From January 2008 through March 2008 the floating rate components of the loan may be prepaid with payment of a premium of 1.9688% of the prepaid loan balance. After March 2008 and through June 2008 the prepayment premium on the floating rate components is 1.7188%, and none thereafter. The fixed rate components may not be voluntarily prepaid before March 2012. The fixed rate components may be defeased upon the earlier of 2 years after a securitization which includes the fixed components or 3 years from the funding of the loans. Voluntary prepayments and defeasance require that no event of default exists and notice of the prepayment be given. Notwithstanding the above prepayment terms of the loan, the Company can prepay up to $373,986,486 at any time without a prepayment premium.
The mortgage is guaranteed, under limited circumstances, by ESI, HSD, Lightstone Holdings LLC (an affiliate of The Lightstone Group and an investor in DLDW) and David Lichtenstein. The properties are collateral for the mortgage loan and generally are the only recourse to secure the loan; however, under limited circumstances of default, recourse may be obtained from the guarantors up to a maximum of $100 million.

5. Debt (continued)
Under the terms of the mortgage loan agreement and a cash management agreement, all receipts of the mortgaged properties are to be deposited into a Cash Management Account (CMA) in the control of the loan service agent. The loan service agent applies the receipts to subaccounts of the CMA each month beginning on the payment date until that month’s subaccount allocation is fulfilled. Monies are escrowed with respect to the mortgaged properties for the payment of ground leases of five properties, property taxes, insurance premiums, loan service agent fees, mortgage debt service, a reserve for replacements, operating expenses, mezzanine debt service, management fees, and a preferred return fund. Additionally, funds were escrowed at the acquisition date for required repairs. Operating expense funds are released to the Company twice a week until the full month’s allocation is met. Management fees are released to the Company on the loan payment date for the Company to make payments to HVM.
The ground lease reserve fund is for the ground rents on two hotel properties. The tax escrow fund is for taxes and other charges payable and requires a monthly deposit of one-twelfth of annual taxes, assessments and other charges. The insurance premium reserve requires a monthly deposit of one-twelfth of the annual estimate of property and general liability insurance premiums, and HVM’s worker compensation premiums. The mortgage and mezzanine debt service escrow funds are for all contractual debt service payments required under the mortgage and mezzanine loan agreements. The replacements reserve is for the replacement of fixtures, furniture, equipment, and other replacements and repairs, and requires a monthly deposit of 4% of gross revenues from operations of the mortgaged properties. The management fee fund is for the approximate 4% of revenues for management fees owed to HVM. The preferred return fund requires the lesser of a calculation of 8% of the liquidation value of the Series A-1 units of BHAC or a minimum of $1.25 million per month. The required repair escrow, which was initially funded from the proceeds of the borrowing in the amount of $2,863,000, is for certain repairs, capital improvements and replacements.
The excess cash flow reserve provisions of the agreement require the deposit of funds only if excess cash flow, as defined, is available and the occurrence of (i) a mortgage loan event of default; (ii) an event of default under any of the June 2007 mezzanine loan documents; (iii) bankruptcy action involving the hotel manager (HVM); or (iv) a debt yield event. These events are defined as “cash trap events.” A debt yield event means failing to meet certain trailing debt yield benchmarks, as defined, during the loan period or extensions of the loan period. Such debt yield calculation includes, on an aggregate basis, the earnings before interest, taxes, depreciation, and amortization operating results (EBITDA) of both the 664 hotel properties and the office building securing the mortgage payable. EBITDA, less management fees and reserve for replacements, divided by outstanding mortgage and mezzanine debt, equals debt yield.
For the trailing twelve months ended December 31, 2007, the Company’s debt yield calculation did not meet the minimum requirement and a debt yield event is considered to have occurred. A cash trap became effective and will continue until the Company satisfies a debt yield cure minimum for 6 consecutive months. Funds held in the excess cash flow reserve are held as additional collateral for the mortgage loan during the cash trap period. Upon achievement of a debt yield cure, the trapped funds would be applied to the “waterfall” of escrows and any remaining excess funds would then be available and released to the Company.

5. Debt (continued)
As of December 31, 2007, amounts held in escrow and the CMA for the benefit of ESI were as follows (in thousands):

Debt service	$17,529
Taxes and insurance	23,139
Replacements reserve	8,469
Operating expenses and management fees	7,608
Ground leases	117
Required repairs	2,427

Total	$59,289

Also included in restricted cash is a preferred return reserve account with a balance of $20 million at December 31, 2007 which was established under the terms of the BHAC limited liability company agreement. The preferred return reserve funds are held for the benefit of the BHAC Series A-1 Unit holders, who may instruct the escrow agent to disburse a monthly distribution of up to 10% per annum towards the 12% preferred return due the BHAC Series A-1 Unit holders if BHAC does not disburse at a 10% per annum level. BHAC may also, with permission of the Series A-1 Unit holders, access the fund to make disbursements to the holders up to the 10% per annum rate. BHAC under the limited liability company agreement is obligated to replenish the reserve back up to $20 million if reserve funds are used to make any distributions to the Series A-1 Unit holders.
June 2007 Mezzanine Loans—$3.3 Billion
Mezzanine debt of $3.3 billion was issued as part of the acquisition of BHAC and HSD on June 11, 2007. The mezzanine debt consists of 10 mezzanine notes, which are floating rate debt, bearing interest at Libor plus spreads ranging from 1.5% to 7.0%. All interest is calculated based on actual days over 360, with interest-only payments due monthly on the 12th, the loan payment date. The weighted-average interest rate at December 31, 2007 was 7.916%.
The mezzanine debt represents a joint obligation of wholly owned mezzanine loan borrower subsidiaries of both ESI and HSD. The receivable from affiliated party of $655.9 million recorded in the financial statements represents the allocation of the mezzanine loans based on the same loan allocations described above. ESI believes HSD is fully capable of meeting its allocated mezzanine obligations.
The mezzanine debt matures June 2009, but with three one-year options to extend at the Company’s option, if the mortgage extension options are also exercised.
Each mezzanine borrower is the legal and beneficial owner of the next most senior mezzanine borrower, with the most senior mezzanine borrower being the legal and beneficial owner of the mortgagors under the June 2007 mortgage payable. Each borrower has pledged all its regular membership or limited partnership interests or all its shares of capital stock in the mortgagors and certain other rights and all cash flow proceeds available from each more senior subsidiary borrower as security for its mezzanine loan. With respect to the June 2007 mezzanine loans, the June 2007 mortgagors are required to distribute the cash flow from the mortgaged properties, in excess of amounts due on the mortgage loan, amounts required to be deposited into reserve accounts and operating expenses for the mortgaged properties, to the mezzanine borrowers. Such excess cash flow is then required to be applied by each of the mezzanine borrowers in order of seniority to pay debt service on the related mezzanine loan.

5. Debt (continued)
The mezzanine loans may not be voluntarily prepaid in whole or in part prior to the payment date in January 2008. From January 2008 through March 2008 the loans may be prepaid with payment of a premium of 0.50% of the prepaid loan balance. After March 2008 and through June 2008, the prepayment premium on the loans is 0.25%, and none thereafter. Voluntary prepayments require that no event of default exists and notice of the prepayment be given. Notwithstanding the above prepayment terms of the loan, the Company can prepay up to $27,364,865 at any time without a prepayment premium.
Subordinated Notes due March 2008
In conjunction with the purchase acquisition on June 11, 2007, $30.9 million principal face amount of subordinated notes (the 2008 Notes) were assumed. The 2008 Notes were originally issued in March 1998, bear interest at an annual rate of 9.15%, and are payable semiannually on March 15 and September 15 of each year and mature on March 15, 2008. The 2008 Notes are redeemable at 100% of face principal amount, plus accrued interest.
On June 11, 2007, as part of the purchase acquisition, the 2008 Notes were recorded at approximately $29.6 million, net of a discount of $1.3 million. The Notes were fair valued at a discount to yield of 15.3%. The discount is being amortized by the interest method as part of interest expense over the remaining term of the 2008 Notes. The carrying amount of the 2008 Notes at December 31, 2007 was $30,553,000, net of unamortized discount of $347,000.
Holders of the 2008 Notes previously consented to proposed amendments to the 2008 Notes and to the indentures governing the notes, which eliminated substantially all of the restrictive covenants contained in the indentures and shortened certain notice periods for the redemption of notes. The notes are unsecured and subordinated to the Company’s other secured indebtedness. The 2008 Notes are pari passu with the 2011 Notes. See note 13 for subsequent events related to the 2008 Notes.
Subordinated Notes due June 2011
In conjunction with the purchase acquisition on June 11, 2007, $8.149 million principal face amount of subordinated notes (the 2011 Notes) were assumed. The 2011 Notes were originally issued in June 2001, bear interest at an annual rate of 9.875% payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011.
The 2011 Notes were redeemable beginning on June 15, 2006, at 104.938% of face principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of face principal amount, plus accrued interest, beginning June 15, 2009.

5. Debt (continued)
On June 11, 2007, as part of the purchase acquisition, the 2011 Notes were recorded at approximately $6.9 million net of a discount of approximately $1.3 million. The Notes were fair valued at a discount to yield of 15.3%. The discount is being amortized by the interest method as part of interest expense over the remaining term of the 2011 Notes. The carrying amount of the 2011 Notes at December 31, 2007 was $6,991,000, net of unamortized discount of $1,158,000.
Holders of the 2011 Notes previously consented to proposed amendments to the 2011 Notes and to the indentures governing the 2011 Notes, which eliminated substantially all of the restrictive covenants contained in the indentures and shortened certain notice periods for the redemption of the 2011 Notes. The 2011 Notes are unsecured and subordinated to the Company’s other secured indebtedness. The 2011 Notes are pari passu with the 2008 Notes.
Advance From Affiliate
A TRS of ESI owes an advance of $6.5 million to BHAC. Interest expense is calculated at federal funds daily rate plus 0.75%, and interest for the Period was $202,294. At December 31, 2007 accrued interest payable is $1.2 million. These amounts have been eliminated in consolidation.
Interest Rate Caps
The June 2007 mortgage and mezzanine loan agreements require that the borrowers enter into interest rate protection agreements. The borrowers are required to maintain interest rate caps or swaps or replacement interest rate cap or swap agreements until the initial maturity date, as applicable, for each mortgage component and mezzanine loan. The effect of the interest rate protection agreements will be to limit the maximum interest rate exposure with respect to increases in Libor through the maturity dates. On June 11, 2007 the Company acquired interest rate caps at an allocated cost of approximately $2,963,000. The interest rate cap agreements are with providers who are expected to fully perform under the terms of the agreements.
The following table summarizes the terms of the interest rate cap agreements, their allocated fair values as of December 31, 2007, and the allocated gain (loss) for the Period (in thousands):

							Weighted
	Allocated						Avg.
Debt	Notional	Strike	Effective	Maturity	Fair	Allocated	Interest
Obligation	Amount	Price	Dates	Dates	Value	Gain/(Loss)	Rate

Mortgage loan	$1,281,000	6%	6/11/2007	6/15/2009	21		6.784%
Mezzanine	1,762,000	6%	6/11/2007	6/15/2009	28		7.908%
Mezzanine	881,000	6%	6/8/2007	6/15/2009	14		7.983%

Totals	$3,924,000				63	$(2,900)

5. Debt (continued)
Interest Expense
Interest expense is comprised of stated interest, amortization of deferred financing costs, amortization of premiums and accretion of discounts for the Period as follows (in thousands):

		Principal
		Outstanding
	Original	as of	Interest
	Principal	December 31,	Expense for
	Amount	2007	the Period

June 2007 Financing:
Mortgage payable	$4,100,000	$4,100,000	$151,904
Mezzanine loans	3,300,000	3,295,456	162,828

Subtotal — June 2007 financing	7,400,000	7,395,456	314,732

Subordinated Notes:
2008 Notes	30,900	30,900	1,571
2011 Notes	8,149	8,149	447
Discount on 2008 and 2011 Notes	(2,583)	(1,505)	1,078
Letters of credit fees and bank fees	—	—	208

Total	$7,436,466	$7,433,000	$318,036

The future maturities of long-term debt, at December 31, 2007, are as follows (in thousands):

	Debt	Discount	Total
	Payments	Accretion	Obligation
Years Ending December 31:
2008	$30,900	$(624)	$30,276
2009	4,895,456	(321)	4,895,135
2010	—	(371)	(371)
2011	8,149	(189)	7,960
2012	2,500,000	—	2,500,000
Thereafter	—	—	—

Total	$7,434,505	$(1,505)	$7,433,000

6. Income Taxes
BHAC and HVM are limited liability companies and are not subject to federal income taxes. For federal income tax purposes, the operating results of BHAC and HVM are reportable by each limited liability company’s members. Accordingly, federal income taxes have not been recorded in the accompanying consolidated financial statements for the operations of the Company.

6. Income Taxes (continued)
ESI has elected to be taxed as a REIT under the Internal Revenue Code (Code). To qualify as a REIT, ESI must meet a number of organizational and operational requirements, including a requirement that ESI distribute at least 90% of its taxable income to its stockholders. ESI intends to adhere to these requirements and maintain its REIT status. If ESI were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even in qualifying as a REIT, ESI is subject to certain state and local income taxes, and may be subject to federal income and excise taxes on undistributed income. In addition, ESI is subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets that were acquired in connection with the acquisition of ESI. These rules apply only if the disposition occurs prior to 2015. Also, the net operating loss (NOL) and AMT credit carryforwards of ESI are available as a deduction and credit against these built-in gains and related tax. ESI believes it has met all requirements to qualify as a REIT for 2007 and intends to continue to qualify as a REIT under applicable provisions of the Code, as amended. Accordingly, no provision for federal income tax is made in the accompanying financial statements. The tax basis of the property assets acquired has carried over to ESI, as well as ESI’s NOL carryforwards and alternative minimum tax (AMT) credit carryforwards. NOL carryforwards aggregate approximately $220 million and AMT credit carryforwards aggregate approximately $29 million at December 31, 2007. As ESI has elected to be taxed as a REIT and intends to meet the distribution requirements, deferred tax liabilities (e.g., relating to fixed asset basis differences) and assets (e.g., related to net operating loss carryforwards) have not been recorded. The NOLs will begin to expire in 2024 if not utilized.
In 2007, ESI paid an aggregate of $59,746,000 in dividends to its stockholders ($19,257,000 for the Period), all of which are considered nontaxable distribution to the stockholders.
ESI as a REIT leases its hotel properties to TRSs which operate the hotels. The TRSs are subject to federal and state income taxes. The TRSs had NOL carryforwards of approximately $53,444,000 which expire from 2024 to 2027 and AMT credit carryforwards of approximately $132,000 at December 31, 2007, which do not expire. A valuation allowance has been recorded for the full amount of the loss carryforwards and AMT credit carryforwards at December 31, 2007, as management has determined it is more likely than not that these loss carryforwards will not be utilized.
7. Equity
BHAC’s limited liability company agreement provides for nine classes of member interests designated as Series A-1 Units, Series A-2 Units, Series A-3 Units, and Series B Units, collectively the “Series Units,” and as Common A-1 Units, Common A-2 Units, Common A-3 Units, Common B Units, and Common J Units, collectively the “Common Units”. The Series
A-1, A-2, and B Units generally have no voting rights (except as to matters of changing the organization of the Company, changes in authorized units, or rights in securities offerings), no stated maturity or mandatory redemption, and are not convertible into other securities. The Series A-1 Units may designate one board member, with the right to add additional board members under certain circumstances. Series A-3 Units have one vote for each unit for election of members to the board and any matters before the board. The Series A-3 Units have no stated maturity or mandatory redemption and are not convertible into other securities.

7. Equity (continued)
The Series Units have a preferential return of 12% in order of seniority from noncapital proceeds or capital proceeds such as from a sale of the Company. Seniority is in the order of Series A-1 Units, Series A-2 Units, Series A-3 Units, and Series B Units. In the case of a capital proceeds event, after satisfaction of the 12% preferential return, the Series Units have a liquidation preference in the same order of seniority.
The number of authorized Series A-1 Units is 210, of which 210 units with a liquidation value of $1,000,000 per unit are issued and outstanding. The number of authorized Series A-2 Units is 146, of which 71.180412 units with a liquidation value of $1,000,000 per unit are issued and outstanding. The Series A-2 Units are owned by PGRT. The number of authorized Series A-3 Units is 157, of which 58.071353 units with a liquidation value of $1,000,000 per unit are issued and outstanding. The Series A-3 Units are owned by HSD. The number of authorized Series B Units is 158.565910, of which 158.565910 units with a liquidation value of $1,000,000 per unit are issued and outstanding. The Series B Units are owned by HSD. Under Emerging Issues Task Force No. 88-16, Basis in Leveraged Buyout Transactions, if a seller meets certain criteria regarding the portion of their remaining ownership after an acquisition and criteria regarding control of the affairs of the company sold, then in purchase accounting the retained share of ownership may be accounted for at fair value. Such criteria were met in this transaction.
Assuming a hypothetical liquidation at December 31, 2007, the cumulative unpaid 12% preferential return for the Series A-1 Units, Series A-2 Units, Series A-3 Units, and Series B Units would be approximately $1.2 million, $2.0 million, $0.6 million, and $10.8 million, respectively.
The Common A-1, A-2, A-3, and B Units generally have no voting rights (except as to matters of changing the organization of the Company, changes in authorized units, or rights in securities offerings), no stated maturity or mandatory redemption, and are not convertible into other securities. The number of authorized Common A-1 Units is 210, of which 210 are issued and outstanding. The number of authorized Common A-2 Units is 146, of which 71.180412 units are issued and outstanding. The number of authorized Common A-3 Units is 157, of which 58.071353 units are issued and outstanding. The number of authorized Common B Units is 158.565910, of which 158.565910 units are issued and outstanding. The number of authorized Common J Units is 14.2464, of which 14.2464 units are issued and outstanding. In general the Common Units rank pari passu with all other Common Units. The Common Units are allocated noncapital proceeds after deduction for the preferential 12% return of the Series Units. In the case of a capital proceeds event, after satisfaction of the Series Units’ 12% preferential return and the Series Units’ liquidation preference, the Common Units are generally allocated capital proceeds pari passu with the other Common Units.
The investors in DLDW and BHAC entered into a securityholders’ agreement which sets forth certain understandings and agreements among the securityholders in regards to voting of their interests, rights under security offerings, prohibitions and conditions on transfers of ownership, and other matters. The members are not required to make any additional capital contributions.
The minority interest in BHAC in the consolidated balance sheet consists of the ESI preferred shareholders’ interest and the equity interests of the members of HVM.

7. Equity (continued)
Under the terms of the limited liability company agreement of the Company, The Lightstone Group and its affiliates may earn fees of up to $1 million per year for advisement and consultation services to the Company. Such aggregate fees of approximately $306,000 for the Period are included in corporate operating expenses in the accompanying consolidated statement of operations.
Changes in the capital accounts of the members under a hypothetical liquidation at book values would be as follows for the Period (in thousands):

	Series Units:				Common Units:
	A-1	A-2	A-3	B	A-1	A-2	A-3	B	J

Preferential return of 12% of liquidation value	$14,280	$8,160	$629	$10,782	N/A	N/A	N/A	N/A	N/A
Less cash distributions paid	(13,090)	(6,167)	—	—	—	—	—	—	—
Adjustment of liquidation preference for losses	—	(56,008)	(9,252)	(158,566)	N/A	N/A	N/A	N/A	N/A

Net change	1,190	(54,015)	(8,623)	(147,784)	—	—	—	—	—
Capital accounts, beginning of period	210,000	120,000	9,252	158,566	—	—	—	—	—

Capital accounts, end of period	$211,190	$65,985	$629	$10,782	$—	$—	$—	$—	$—

8. Related Party Transactions
Hotel Management Agreements
ESI’s TRS subsidiaries and HSD have hotel management agreements with HVM with respect to all of the hotels which provide for management services including supervision, direction and control of the operation, and management and promotion of the hotel properties in a manner normally associated with extended-stay hotels of similar size, type, or usage in similar locations. As hotel manager, HVM is entitled to receive a management fee ranging from 3.75% to 4.0% of property revenues for management of the properties of the TRS subsidiaries and from 3.75% for owned properties to 6%, plus an incentive fee, for the capital leased properties for management of the properties of HSD. The fees are based on a percentage of all receipts, revenues, income and proceeds of sales of every kind received by the hotel properties, including, without limitation: room rentals, rent or other payments received from subtenants, licensees, and occupants of commercial and retail space located in the related properties. Hotel management fees for all management activities were approximately $18,563,000 for the TRS entities and $6,280,000 for HSD for the Period, which amounts have been eliminated in consolidation.
In conjunction with the hotel management agreements, HVM is reimbursed on a regular basis for total aggregate compensation, including salary and fringe benefits payable with respect to onsite personnel employed by HVM at the properties of the TRS subsidiaries and HSD. HVM was reimbursed for payroll and payroll-related amounts totaling $85,928,000 from the TRS subsidiaries and approximately $23,674,000 from HSD for the Period, which amounts have been eliminated in consolidation.

8. Related Party Transactions (continued)
The hotel management agreements for the TRS entities expire on either December 31, 2024 or 2025, and the hotel management agreements with HSD expire on December 31, 2053; these agreements may be terminated by either party at any time for any reason.
Service Agreements
ESI and HSD have service agreements with HVM whereby HVM provides services for certain administrative, legal, financial, accounting and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consist of HVM’s cost of providing the services plus 6%. The service agreements expire January 1, 2026, but may be terminated by either party at any time for any reason upon written notice. HVM earned $982,000 from ESI and $436,000 from HSD during the Period, which amounts have been eliminated in consolidation.
G&A Expense Reimbursement Agreements
ESI’s TRS subsidiaries and HSD also have a G&A Expense Reimbursement Agreement with HVM under which HVM receives a reimbursement of 106% of HVM’s general and administrative (G&A) expenses, as defined, to the extent HVM incurs allocated G&A expenses in excess of HVM’s management fee income and services fee income from ESI, the TRS subsidiaries and HSD. For the Period HVM recorded approximately $3,556,000 reimbursement earned from ESI’s TRS subsidiaries and approximately $3,781,000 from HSD, which amounts are eliminated in consolidation. The G&A Expense Reimbursement Agreements expire December 31, 2024, but may be terminated by ESI or HSD for any reason at any time, provided however that each receives the consent of the other.
Services to Affiliates
HVM obtained hotel management agreements to manage the operations of two hotels owned and operated by Lightstone Value Plus REIT (LVP), an affiliate of The Lightstone Group. The management agreement provides for a management fee of 5% of revenues and a fee for reservation services, travel agent commissions, and marketing and advertising of 2.5% of revenues. HVM is also reimbursed for the payroll and related costs of on-site personnel. Management agreement fees aggregated $39,551 and payroll and related reimbursement aggregated $114,000 for the Period. Additionally, BHAC licenses trademarks for use at the two hotels for a fee of 0.2% of revenues or $1,000 for the Period. At December 31, 2007 LVP owed approximately $316,000 for reimbursement of capital assets purchased, which is included in accounts receivable.
9. Trademark Licenses
BHAC is the owner of the trademarks “Extended Stay Deluxe,” “Extended Stay America,” “Studio Plus,” and “Crossland.” BHAC has licensed the use of the trademarks to its TRS subsidiaries. One license was granted for a 20-year period and previously paid for by the TRS with an issuance of a note and preferred stock. Interest on the note at 10% aggregated $447,000 for the Period. Preferred dividends aggregated $81,000 for the Period. Such interest and preferred dividends have been eliminated in consolidation.

9. Trademark Licenses (continued)
The other TRS subsidiaries license the trademarks under agreements with BHAC which provide for a trademark fee of 0.2% of revenues. Trademark fees under this agreement were $644,000 for the Period, which amount has been eliminated in consolidation.
10. Commitments and Contingencies
In periods prior to these consolidated financial statements, ESI settled a series of product liability cases with a window manufacturer and certain of its insurers over defects in windows installed at a number of hotels. The amount recovered was approximately $25 million. That settlement included the entry of a consent judgment for an additional $30 million to be executed only against the proceeds available under the insurance policies issued by three non-settling insurers. ESI, as a judgment creditor, has filed a garnishment action against the insurers. ESI believes it has a strong case and the case is in the discovery stage. No estimate of recovery is available at this time.
The Company is not a party to any other litigation or claims, other than routine matters arising out of the ordinary course of business, that are incidental to the operation of the business of the Company. The Company believes that the results of all claims and litigation, individually or in the aggregate, will not have a material adverse effect on its business, financial position or results of operations.
11. Employee Benefit Plans
HVM has a savings plan that qualifies under Section 401(k) of the Code covering substantially all employees. The plan has an employer matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Internal Revenue Service’s annual deferral limit of $15,500 in 2007. Employer contributions totaled approximately $620,000 for the Period.
12. Fair Value of Financial Instruments
Fair values of the Company’s mortgage payable, mezzanine loans and subordinated notes were estimated using discounted cash flows based on current market conditions for comparable financial instruments, including market interest rates and credit spreads. As of December 31, 2007, the carrying values and estimated fair values of the Company’s mortgage payable, mezzanine loans and subordinated notes are as follows (in thousands):

	December 31, 2007
	Carrying	Estimated
	Value	Fair Value

Mortgage payable, mezzanine loans and subordinated notes	$7,434,505	$7,331,430

Fair values presented in the above table are based on estimates that consider the terms of the individual instruments. Considerable judgment is required to interpret market data to develop estimates of fair value. However, there is not an active market for these instruments. Therefore, the estimated fair values do not necessarily represent the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on estimates of fair value.

13. Subsequent Events
On February 14, 2008, a subsidiary of the Company mortgaged 2 hotels for $8.5 million. The mortgage is secured by land, building and furniture and fixtures of these hotels and is guaranteed by ESI. The mortgage has an initial maturity date of February 2010 with an option to extend for six months given certain conditions are met and an extension fee of 0.125% of outstanding principal balance is paid. Interest expense is calculated using the one month Libor rate plus a margin of 2.85%. The mortgage also requires compliance with certain financial tests and maintenance of certain financial ratios. The Company has not complied with certain of the financial tests and ratios. The lenders thus have rights to pursue actions under the mortgage. Management of the Company is in discussion with the lenders, which may result in revisions of the loan terms or loan balance.
On April 15, 2008, an amendment to the mortgage and mezzanine loan agreements was entered into by the borrowers which prohibits future distributions from the borrowing entities to the investors of DLDW and BHAC except for $1,250,000 per month of preferred dividends to the Series A-1 unit holders of BHAC permitted by the loan agreement. The amendment was entered into upon the Company’s resolution of the sourcing of funds to pay all amounts owed on the 2008 Notes and revision of budgeted expenditures for 2008.
On April 16, 2008, DLDW secured a loan from affiliated investees of the Company (the lender) in the amount of $22 million. The note is guaranteed by BHAC, secured by the DLDW Libor floor certificates, bears interest at 25%, matures on May 1, 2011 and requires principal and interest payments throughout the term of the note. The DLDW Libor floor certificates are also pledged to the lender, and consequently the cash income generated from the certificates is being sent by the trustee directly to the lender for payment of the required principal and interest payments, with any excess to be held by the lender in a separate cash collateral account. The Company used the proceeds of the note, together with $10,724,000 of the Company’s funds, to repay the 2008 Notes on April 16, 2008 in total. Payoff of the 2008 Notes, which had matured March 15, 2008, included $30,900,000 of principal together with accrued interest of approximately $1,724,000 ($1,414,000 of which was due at maturity and $310,000 of which accrued on the principal and accrued interest from the maturity date to April 16, 2008), and approximately $100,000 of professional fees. Upon this repayment of the 2008 Notes, the Company has no further obligation related to the 2008 Notes.

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Anchorage — Downtown	AK	(1)	$220	$14,134	$156	$220	$14,290	$14,511	$425	Mar-06	Jun-07	2–43 years
Anchorage — Midtown	AK	(1)	809	28,279	17	809	28,296	29,105	1,050	Oct-05	Jun-07	2–43 years
Fairbanks — Old Airport Road	AK	(1)	333	17,929	143	333	18,072	18,404	517	Mar-06	Jun-07	2–43 years
Juneau — Shell Simmons Drive	AK	(1)	1,210	16,777	427	1,210	17,203	18,413	512	Mar-06	Jun-07	2–43 years
Birmingham — Inverness	AL	(1)	292	3,424	20	292	3,444	3,736	117	Mar-96	Jun-07	2–39 years
Birmingham — Wildwood	AL	(1)	789	3,315	18	789	3,333	4,121	112	May-96	Jun-07	2–39 years
Huntsville — U.S. Space and Rocket Center	AL	(1)	540	8,964	44	540	9,008	9,548	319	Jul-97	Jun-07	2–35 years
Mobile — Spring Hill	AL	(1)	380	12,948	60	380	13,008	13,389	468	May-97	Jun-07	2–35 years
Montgomery — Carmichael Rd.	AL	(1)	739	1,467	34	739	1,501	2,240	62	Feb-96	Jun-07	2–39 years
Montgomery — Eastern Blvd.	AL	(1)	1,053	7,841	39	1,053	7,879	8,932	295	Aug-97	Jun-07	2–35 years
Fayetteville — Springdale	AR	(1)	602	7,075	44	602	7,119	7,722	235	Nov-01	Jun-07	2–39 years
Little Rock — West	AR	(1)	618	5,966	29	618	5,995	6,612	197	Nov-97	Jun-07	2–40 years
Little Rock — West	AR	(1)	670	6,814	22	670	6,837	7,507	262	Sep-96	Jun-07	2–34 years
Phoenix — Airport	AZ	(1)	1,967	7,453	21	1,967	7,474	9,441	242	Jan-98	Jun-07	2–39 years
Phoenix — Airport — E. Oak St.	AZ	(1)	1,850	10,778	23	1,850	10,801	12,651	381	Oct-04	Jun-07	2–43 years
Phoenix — Biltmore	AZ	(1)	1,282	12,854	34	1,282	12,888	14,169	375	Jan-97	Jun-07	2–40 years
Phoenix — Chandler	AZ	(1)	1,209	9,886	83	1,209	9,969	11,178	316	Sep-98	Jun-07	2–39 years
Phoenix — Chandler — E. Chandler Blvd.	AZ	(1)	1,939	12,199	50	1,939	12,249	14,188	444	Oct-04	Jun-07	2–43 years
Phoenix — Deer Valley	AZ	(1)	1,020	8,527	81	1,020	8,608	9,628	280	Jul-98	Jun-07	2–39 years
Phoenix — Mesa	AZ	(1)	977	10,739	28	977	10,768	11,745	349	Dec-97	Jun-07	2–38 years
Phoenix — Metro Center	AZ	(1)	1,666	10,219	40	1,666	10,259	11,926	377	Oct-04	Jun-07	2–43 years
Phoenix — Midtown	AZ	(1)	1,343	14,537	31	1,343	14,568	15,911	520	Oct-04	Jun-07	2–43 years
Phoenix — Peoria	AZ	(1)	1,511	13,347	74	1,511	13,421	14,932	421	Dec-98	Jun-07	2–39 years
Phoenix — Scottsdale	AZ	(1)	1,734	12,993	15	1,734	13,008	14,742	450	Jun-97	Jun-07	2–35 years
Phoenix — Scottsdale	AZ	(1)	1,749	9,952	30	1,749	9,982	11,730	297	Sep-97	Jun-07	2–40 years
Phoenix — West	AZ	(1)	1,471	6,338	35	1,471	6,373	7,845	242	Sep-98	Jun-07	2–41 years
Tucson — Butterfield Drive	AZ	(1)	473	8,188	29	473	8,217	8,690	268	Apr-98	Jun-07	2–41 years
Tucson — Grant Road	AZ	(1)	448	14,583	29	448	14,612	15,060	504	Apr-97	Jun-07	2–35 years
Bakersfield — California Avenue	CA	(1)	240	9,916	21	240	9,937	10,177	366	Nov-96	Jun-07	2–34 years
Bakersfield — Chester Lane	CA	(1)	412	9,644	22	412	9,665	10,078	273	Oct-05	Jun-07	2–43 years
Dublin — Hacienda Dr.	CA	(1)	3,344	9,537	47	3,344	9,584	12,928	310	Feb-00	Jun-07	2–38 years
Fairfield — Napa Valley	CA	(1)	887	11,636	7	887	11,643	12,530	347	Aug-04	Jun-07	2–42 years
Fremont — Newark	CA	(1)	2,857	4,674	36	2,857	4,709	7,566	159	Aug-99	Jun-07	2–42 years
Fremont — Newark	CA	(1)	4,353	6,648	32	4,353	6,680	11,033	234	Dec-98	Jun-07	2–39 years
Fremont — Warm Springs	CA	(1)	5,101	3,683	12	5,101	3,695	8,796	134	Nov-01	Jun-07	2–39 years
Fresno — North	CA	(1)	722	19,391	18	722	19,408	20,130	672	Jul-97	Jun-07	2–35 years
Fresno — West	CA	(1)	818	8,277	23	818	8,299	9,118	293	Nov-98	Jun-07	2–36 years
Livermore — Airway Blvd.	CA	(1)	2,721	6,931	47	2,721	6,978	9,699	241	Jan-98	Jun-07	2–39 years
Los Angeles — Arcadia	CA	(1)	6,684	12,442	79	6,684	12,521	19,205	406	Apr-98	Jun-07	2–39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Los Angeles — Burbank Airport	CA	(1)	5,508	26,173	386	5,508	26,560	32,068	767	Dec-01	Jun-07	2–42 years
Los Angeles — Carson	CA	(1)	7,297	6,453	42	7,297	6,495	13,792	212	N/A	Jun-07	2–42 years
Los Angeles — Chino Valley	CA	(1)	1,236	11,591	7	1,236	11,598	12,834	351	Jul-04	Jun-07	2–42 years
Los Angeles — La Mirada	CA	(1)	5,737	9,560	59	5,737	9,619	15,356	478	Jun-98	Jun-07	2–39 years
Los Angeles — LAX Airport	CA	(1)	5,174	25,184	428	5,174	25,613	30,786	763	May-99	Jun-07	2–40 years
Los Angeles — Long Beach	CA	(1)	3,952	21,782	22	3,952	21,803	25,755	688	Nov-97	Jun-07	2–38 years
Los Angeles — Northridge	CA	(1)	7,297	16,976	10	7,297	16,985	24,282	501	Jul-05	Jun-07	2–43 years
Los Angeles — Ontario Airport	CA	(1)	1,580	18,379	78	1,580	18,456	20,036	590	May-97	Jun-07	2–38 years
Los Angeles — San Dimas	CA	(1)	7,241	6,397	16	7,241	6,413	13,655	221	Feb-99	Jun-07	2–37 years
Los Angeles — Simi Valley	CA	(1)	973	14,733	6	973	14,739	15,713	432	Dec-04	Jun-07	2–42 years
Los Angeles — South	CA	(1)	6,239	9,179	58	6,239	9,237	15,476	306	Dec-98	Jun-07	2–39 years
Los Angeles — Torrance	CA	(1)	4,790	16,336	27	4,790	16,363	21,154	523	Dec-97	Jun-07	2–38 years
Los Angeles — Torrance Harbor Gateway	CA	(1)	6,573	13,324	40	6,573	13,365	19,938	437	Aug-99	Jun-07	2–37 years
Los Angeles — Valencia	CA	(1)	13,647	3,979	12	13,647	3,991	17,638	147	Mar-00	Jun-07	2–38 years
Los Angeles — Woodland Hills	CA	(1)	7,687	17,345	431	7,687	17,776	25,463	519	May-00	Jun-07	2–41 years
Oakland — Alameda	CA	(1)	3,287	18,528	18	3,287	18,546	21,833	584	Nov-00	Jun-07	2–38 years
Oakland — Alameda Airport	CA	(1)	3,174	10,711	68	3,174	10,780	13,954	328	Jul-99	Jun-07	2–42 years
Oakland — Emeryville	CA	(1)	3,401	19,216	33	3,401	19,249	22,649	607	Jun-02	Jun-07	2–39 years
Orange County — Anaheim Convention Center	CA	(1)	7,369	5,260	29	7,369	5,289	12,658	182	Feb-01	Jun-07	2–39 years
Orange County — Anaheim Hills	CA	(1)	8,427	3,514	18	8,427	3,532	11,959	123	Mar-02	Jun-07	2–40 years
Orange County — Huntington Beach	CA	(1)	3,260	13,364	32	3,260	13,397	16,657	407	Dec-98	Jun-07	2–41 years
Orange County — John Wayne Airport	CA	(1)	3,909	28,445	31	3,909	28,476	32,385	876	Mar-01	Jun-07	2–39 years
Orange County — Katella Ave.	CA	(1)	2,862	14,274	11	2,862	14,285	17,147	437	Sep-01	Jun-07	2–39 years
Orange County — Lake Forest	CA	(1)	4,249	11,293	68	4,249	11,362	15,610	407	Sep-99	Jun-07	2–35 years
Orange County — Yorba Linda	CA	(1)	3,024	7,624	14	3,024	7,638	10,662	235	May-03	Jun-07	2–41 years
Palm Springs — Airport	CA	(1)	3,416	10,058	29	3,416	10,087	13,503	307	Jan-03	Jun-07	2–41 years
Pleasant Hill — Buskirk Ave.	CA	(1)	4,050	14,308	19	4,050	14,327	18,377	458	Aug-97	Jun-07	2–38 years
Pleasanton — Chabot Dr.	CA	(1)	2,471	8,899	56	2,471	8,956	11,427	271	Mar-98	Jun-07	2–41 years
Richmond — Hilltop Mall	CA	(1)	3,078	9,918	21	3,078	9,939	13,017	322	Aug-00	Jun-07	2–38 years
Sacramento — Arden Way	CA	(1)	1,473	9,945	53	1,473	9,999	11,472	357	Aug-97	Jun-07	2–35 years
Sacramento — Elk Grove	CA	(1)	1,192	10,643	48	1,192	10,691	11,884	320	May-03	Jun-07	2–41 years
Sacramento — Northgate	CA	(1)	1,543	6,004	35	1,543	6,040	7,583	225	Mar-97	Jun-07	2–35 years
Sacramento — Point East Dr.	CA	(1)	1,473	6,944	35	1,473	6,979	8,452	234	Nov-98	Jun-07	2–39 years
Sacramento — Roseville	CA	(1)	4,658	12,347	18	4,658	12,365	17,022	397	Aug-98	Jun-07	2–39 years
Sacramento — Vacaville	CA	(1)	609	8,195	35	609	8,230	8,839	253	Feb-02	Jun-07	2–40 years
Sacramento — West Sacramento	CA	(1)	839	9,450	12	839	9,462	10,301	292	Jul-04	Jun-07	2–42 years
Sacramento — White Rock Rd.	CA	(1)	2,104	7,780	48	2,104	7,828	9,932	284	Jun-97	Jun-07	2–35 years
San Diego — Carlsbad Village by the Sea	CA	(1)	3,570	14,356	66	3,570	14,422	17,992	437	Sep-02	Jun-07	2–40 years
San Diego — Hotel Circle	CA	(1)	5,799	26,829	35	5,799	26,864	32,662	835	Nov-99	Jun-07	2–40 years
San Diego — Mission Valley — Stadium	CA	(1)	7,137	10,249	45	7,137	10,294	17,430	319	Jun-02	Jun-07	2–40 years
San Diego — Oceanside	CA	(1)	1,747	15,237	51	1,747	15,287	17,035	477	Jan-99	Jun-07	2–40 years
San Francisco — Belmont	CA	(1)	3,470	11,222	42	3,470	11,264	14,734	339	Apr-03	Jun-07	2–41 years
San Jose — Downtown	CA	(1)	7,233	18,779	18	7,233	18,798	26,030	531	Jan-00	Jun-07	2–43 years
San Jose — Milpitas	CA	(1)	6,819	9,526	28	6,819	9,553	16,373	332	Jan-98	Jun-07	2–39 years
San Jose — Morgan Hill	CA	(1)	4,340	3,877	21	4,340	3,898	8,237	141	Dec-98	Jun-07	2–39 years
San Jose — Santa Clara	CA	(1)	4,960	8,060	14	4,960	8,075	13,034	254	Mar-01	Jun-07	2–39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
San Jose — South — Edenvale	CA	(1)	5,373	6,764	42	5,373	6,807	12,180	227	Nov-00	Jun-07	2–38 years
San Jose — South — Edenvale	CA	(1)	5,373	8,651	18	5,373	8,669	14,042	266	Dec-00	Jun-07	2–43 years
San Rafael — Francisco Blvd East	CA	(1)	2,189	20,759	234	2,189	20,993	23,182	646	Apr-07	Jun-07	2–43 years
San Ramon — Bishop Ranch	CA	(1)	5,184	8,594	22	5,184	8,615	13,800	285	Nov-00	Jun-07	2–38 years
Santa Barbara — Calle Real	CA	(1)	1,268	24,564	18	1,268	24,582	25,850	801	Jan-98	Jun-07	2–36 years
Santa Rosa — North	CA	(1)	1,887	12,303	14	1,887	12,317	14,204	395	Jun-00	Jun-07	2–38 years
Santa Rosa — South	CA	(1)	1,398	9,718	22	1,398	9,740	11,138	342	Jun-97	Jun-07	2–35 years
Stockton — March Lane	CA	(1)	618	10,566	23	618	10,589	11,207	332	Sep-01	Jun-07	2–39 years
Stockton — Tracy	CA	(1)	683	9,023	20	683	9,043	9,726	273	Jun-03	Jun-07	2–41 years
Temecula — Wine Country	CA	(1)	1,473	14,761	41	1,473	14,802	16,275	446	Apr-02	Jun-07	2–40 years
Union City — Dyer St.	CA	(1)	2,834	11,567	98	2,834	11,665	14,499	361	Dec-99	Jun-07	2–40 years
Colorado Springs — Airport	CO	(1)	950	5,465	32	950	5,497	6,447	199	Nov-98	Jun-07	2–36 years
Colorado Springs — West	CO	(1)	1,365	5,041	(92)	1,365	4,949	6,314	185	Sep-98	Jun-07	2–39 years
Denver — Airport — Aurora	CO	(1)	1,111	3,798	41	1,111	3,838	4,949	139	Dec-98	Jun-07	2–39 years
Denver — Aurora	CO	(1)	1,357	8,293	33	1,357	8,326	9,683	282	Oct-04	Jun-07	2–43 years
Denver — Cherry Creek	CO	(1)	1,388	4,522	29	1,388	4,552	5,940	149	Jul-98	Jun-07	2–41 years
Denver — Lakewood South	CO	(1)	1,010	5,038	13	1,010	5,051	6,061	202	Nov-96	Jun-07	2–34 years
Denver — Lakewood West	CO	(1)	797	7,653	83	797	7,735	8,532	277	Jan-97	Jun-07	2–35 years
Denver — Park Meadows	CO	(1)	673	6,976	20	673	6,995	7,669	226	Jun-02	Jun-07	2–40 years
Denver — Tech Center — North	CO	(1)	2,170	2,491	46	2,170	2,537	4,707	123	Oct-04	Jun-07	2–43 years
Denver — Tech Center South	CO	(1)	1,415	3,490	10	1,415	3,500	4,915	133	Aug-98	Jun-07	2–41 years
Denver — Thornton	CO	(1)	873	4,440	30	873	4,471	5,343	162	Mar-99	Jun-07	2–37 years
Denver — Westminster	CO	(1)	989	9,406	33	989	9,439	10,428	303	Jan-00	Jun-07	2–38 years
Hartford — Farmington	CT	(1)	1,577	13,308	13	1,577	13,320	14,897	416	Dec-98	Jun-07	2–41 years
Hartford — Manchester	CT	(1)	1,536	11,915	17	1,536	11,933	13,468	373	Dec-01	Jun-07	2–39 years
Hartford — Meriden	CT	(1)	3,668	4,780	17	3,668	4,798	8,466	158	Oct-02	Jun-07	2–40 years
Daytona Beach — International Speedway	FL	(1)	874	8,571	15	874	8,586	9,460	266	Aug-98	Jun-07	2–41 years
Destin — US 98–Emerald Coast Pkwy.	FL	(1)	4,475	8,186	46	4,475	8,232	12,708	277	Aug-06	Jun-07	2–43 years
Fort Lauderdale — Commercial Blvd.	FL	(1)	3,971	11,499	51	3,971	11,550	15,521	357	Mar-99	Jun-07	2–40 years
Fort Lauderdale — Convention Center — Marina	FL	(1)	3,357	14,990	30	3,357	15,020	18,377	463	Jul-99	Jun-07	2–40 years
Fort Lauderdale — Cypress Creek — Andrews Ave.	FL	(1)	4,278	8,018	41	4,278	8,060	12,338	260	Mar-98	Jun-07	2–39 years
Fort Lauderdale — Cypress Creek — NW 6th Way	FL	(1)	3,773	8,784	12	3,773	8,796	12,568	351	Apr-99	Jun-07	2–42 years
Fort Lauderdale — Cypress Creek — Park North	FL	(1)	5,505	17,136	47	5,505	17,182	22,688	701	Oct-04	Jun-07	2–43 years
Fort Lauderdale — Deerfield Beach	FL	(1)	4,278	10,365	15	4,278	10,381	14,659	340	Dec-97	Jun-07	2–38 years
Fort Lauderdale — Plantation	FL	(1)	8,700	11,199	24	8,700	11,223	19,923	367	Mar-00	Jun-07	2–38 years
Gainesville — I-75	FL	(1)	518	15,218	35	518	15,252	15,771	529	Jul-97	Jun-07	2–35 years
Jacksonville — Butler Blvd.	FL	(1)	3,012	5,993	23	3,012	6,016	9,028	205	May-97	Jun-07	2–38 years
Jacksonville — Butler Blvd.	FL	(1)	2,485	5,986	290	2,485	6,276	8,761	281	Jul-98	Jun-07	2–41 years
Jacksonville — Deerwood Park	FL	(1)	2,892	8,985	30	2,892	9,015	11,907	453	Oct-04	Jun-07	2–43 years
Jacksonville — Riverwalk	FL	(1)	1,720	10,500	33	1,720	10,533	12,253	341	Feb-00	Jun-07	2–38 years
Melbourne — Airport	FL	(1)	2,059	13,890	16	2,059	13,906	15,965	666	Oct-98	Jun-07	2–41 years
Miami — Airport — Doral	FL	(1)	4,214	15,324	39	4,214	15,362	19,576	556	Mar-02	Jun-07	2–43 years
Miami — Airport at Doral	FL	(1)	3,575	16,384	400	3,575	16,784	20,359	482	Feb-01	Jun-07	2–42 years
Miami — Brickell — Port of Miami	FL	(1)	2,556	17,632	487	2,556	18,118	20,674	525	Jun-01	Jun-07	2–42 years
Miami — Coral Gables	FL	(1)	1,986	15,336	468	1,986	15,803	17,790	458	Oct-01	Jun-07	2–42 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Orlando — Convention Center — Pointe Orlando	FL	(1)	2,319	12,308	51	2,319	12,359	14,678	377	Jul-98	Jun-07	2–41 years
Orlando — Convention Center — Westwood Blvd.	FL	(1)	2,435	4,697	14	2,435	4,710	7,146	165	Nov-97	Jun-07	2–38 years
Orlando — Convention Center — Westwood Blvd.	FL	(1)	2,034	6,584	10	2,034	6,593	8,627	289	Oct-99	Jun-07	2–42 years
Orlando — John Young Parkway	FL	(1)	3,069	7,888	33	3,069	7,921	10,989	364	Oct-04	Jun-07	2–43 years
Orlando — Lake Buena Vista	FL	(1)	3,113	8,772	44	3,113	8,816	11,929	265	Jul-98	Jun-07	2–41 years
Orlando — Lake Mary	FL	(1)	1,245	4,760	22	1,245	4,782	6,027	166	Sep-00	Jun-07	2–38 years
Orlando — Maitland — Pembrook Dr.	FL	(1)	1,846	6,558	73	1,846	6,631	8,477	223	Jun-99	Jun-07	2–37 years
Orlando — Maitland — Pembrook Dr.	FL	(1)	1,846	7,249	31	1,846	7,281	9,127	276	Jan-00	Jun-07	2–43 years
Orlando — Maitland — Summit	FL	(1)	3,300	7,247	19	3,300	7,265	10,566	305	Oct-04	Jun-07	2–43 years
Orlando — Universal Studios	FL	(1)	2,007	6,751	23	2,007	6,774	8,781	320	Jun-98	Jun-07	2–41 years
Orlando — Universal Studios	FL	(1)	2,685	9,510	35	2,685	9,545	12,230	304	Feb-99	Jun-07	2–40 years
Orlando — University of Central Florida	FL	(1)	2,899	9,496	53	2,899	9,549	12,448	322	Jan-99	Jun-07	2–37 years
Pensacola — University Mall	FL	(1)	533	9,888	28	533	9,916	10,450	323	Sep-97	Jun-07	2–38 years
St. Petersburg — Clearwater	FL	(1)	3,912	5,514	31	3,912	5,546	9,457	191	Mar-98	Jun-07	2–39 years
Tallahassee — Killearn	FL	(1)	689	4,406	36	689	4,443	5,132	141	Jan-98	Jun-07	2–41 years
Tampa — Airport	FL	(1)	2,084	7,462	19	2,084	7,481	9,565	236	Mar-99	Jun-07	2–42 years
Tampa — Airport — N. West Shore Blvd.	FL	(1)	2,191	17,648	17	2,191	17,665	19,855	576	Oct-04	Jun-07	2–43 years
Tampa — Airport — West Shore	FL	(1)	2,183	9,964	26	2,183	9,990	12,173	306	Jan-03	Jun-07	2–41 years
Tampa — Temple Terrace	FL	(1)	1,977	9,593	30	1,977	9,623	11,600	313	Aug-97	Jun-07	2–38 years
West Palm Beach — Northpoint Corporate Park	FL	(1)	3,693	10,790	28	3,693	10,818	14,511	330	Nov-98	Jun-07	2–41 years
Atlanta — Alpharetta — Northpoint	GA	(1)	728	5,182	10	728	5,193	5,920	171	Jul-97	Jun-07	2–40 years
Atlanta — Alpharetta — Northpoint	GA	(1)	1,196	5,180	23	1,196	5,203	6,400	186	Oct-04	Jun-07	2–43 years
Atlanta — Alpharetta — Rock Mill Rd.	GA	(1)	1,571	4,912	19	1,571	4,930	6,501	174	Jun-99	Jun-07	2–37 years
Atlanta — Clairmont	GA	(1)	2,344	7,295	21	2,344	7,316	9,660	241	Apr-98	Jun-07	2–39 years
Atlanta — Gwinnett Place	GA	(1)	1,409	3,064	786	1,409	3,851	5,259	144	Sep-97	Jun-07	2–35 years
Atlanta — Gwinnett Place	GA	(1)	1,426	6,561	104	1,426	6,665	8,091	243	Jan-90	Jun-07	2–28 years
Atlanta — Jimmy Carter Blvd.	GA	(1)	2,658	4,579	24	2,658	4,602	7,260	212	Jan-96	Jun-07	2–34 years
Atlanta — Kennesaw	GA	(1)	2,098	1,955	26	2,098	1,981	4,079	77	Dec-97	Jun-07	2–40 years
Atlanta — Kennesaw	GA	(1)	2,258	3,699	24	2,258	3,723	5,981	140	Dec-98	Jun-07	2–39 years
Atlanta — Lawrenceville	GA	(1)	1,705	4,215	110	1,705	4,324	6,030	169	Jun-96	Jun-07	2–34 years
Atlanta — Lenox	GA	(1)	1,438	9,922	40	1,438	9,962	11,400	309	Sep-97	Jun-07	2–40 years
Atlanta — Marietta — Canton Road	GA	(1)	1,788	2,282	68	1,788	2,349	4,137	126	Aug-95	Jun-07	2–33 years
Atlanta — Marietta — Powers Ferry Rd.	GA	(1)	1,402	6,707	40	1,402	6,747	8,149	235	Jul-96	Jun-07	2–39 years
Atlanta — Marietta — Windy Hill	GA	(1)	3,302	3,557	53	3,302	3,610	6,912	152	Jan-98	Jun-07	2–39 years
Atlanta — Marietta — Windy Hill — Int. N. Pkwy.	GA	(1)	3,128	5,906	16	3,128	5,922	9,050	267	Oct-04	Jun-07	2–43 years
Atlanta — Morrow	GA	(1)	754	9,761	14	754	9,776	10,529	331	Jun-98	Jun-07	2–39 years
Atlanta — Norcross	GA	(1)	1,562	2,628	32	1,562	2,660	4,222	132	Feb-96	Jun-07	2–34 years
Atlanta — Peachtree Corners	GA	(1)	1,715	4,415	26	1,715	4,442	6,157	149	Mar-97	Jun-07	2–40 years
Atlanta — Perimeter	GA	(1)	1,512	4,303	33	1,512	4,336	5,848	148	Apr-00	Jun-07	2–38 years
Atlanta — Perimeter	GA	(1)	1,063	7,899	62	1,063	7,961	9,024	274	Jan-97	Jun-07	2–40 years
Atlanta — Riverdale	GA	(1)	578	4,119	109	578	4,228	4,806	174	Feb-96	Jun-07	2–34 years
Atlanta — Vinings	GA	(1)	2,339	7,414	27	2,339	7,441	9,780	370	Dec-97	Jun-07	2–40 years
Columbus — Airport	GA	(1)	934	9,709	44	934	9,754	10,688	342	Jan-97	Jun-07	2–35 years
Columbus — Bradley Park	GA	(1)	700	8,568	26	700	8,594	9,294	276	Jun-00	Jun-07	2–38 years
Macon — North	GA	(1)	419	5,681	11	419	5,692	6,111	188	Mar-98	Jun-07	2–41 years
Savannah — Midtown	GA	(1)	356	13,486	37	356	13,523	13,879	424	Jul-01	Jun-07	2–39 years
Des Moines — Urbandale	IA	(1)	731	5,913	20	731	5,934	6,664	218	Jan-99	Jun-07	2–37 years
Des Moines — West Des Moines	IA	(1)	722	4,166	23	722	4,189	4,910	145	Dec-97	Jun-07	2–40 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Boise — Airport	ID	(1)	779	8,263	35	779	8,298	9,077	281	Jan-97	Jun-07	2–38 years
Bloomington — Normal	IL	(1)	1,181	7,812	8	1,181	7,820	9,001	255	Dec-01	Jun-07	2–39 years
Champaign — Urbana	IL	(1)	1,315	7,583	14	1,315	7,597	8,912	249	Sep-98	Jun-07	2–39 years
Chicago — Buffalo Grove — Deerfield	IL	(1)	1,298	11,779	25	1,298	11,804	13,101	393	May-97	Jun-07	2–39 years
Chicago — Burr Ridge	IL	(1)	2,281	10,511	27	2,281	10,538	12,819	359	Nov-96	Jun-07	2–37 years
Chicago — Darien	IL	(1)	1,871	7,837	18	1,871	7,855	9,726	269	Mar-99	Jun-07	2–37 years
Chicago — Downers Grove	IL	(1)	2,890	9,757	44	2,890	9,801	12,690	352	May-96	Jun-07	2–37 years
Chicago — Elmhurst	IL	(1)	1,924	8,048	27	1,924	8,075	9,999	279	Aug-97	Jun-07	2–38 years
Chicago — Gurnee	IL	(1)	1,045	5,388	103	1,045	5,491	6,535	191	Jan-97	Jun-07	2–38 years
Chicago — Hanover Park	IL	(1)	4,639	5,507	35	4,639	5,541	10,181	206	Jun-99	Jun-07	2–37 years
Chicago — Hillside	IL	(1)	1,727	7,515	62	1,727	7,577	9,304	269	Nov-99	Jun-07	2–37 years
Chicago — Itasca	IL	(1)	1,825	8,600	35	1,825	8,635	10,460	301	Nov-96	Jun-07	2–37 years
Chicago — Lansing	IL	(1)	1,587	5,481	29	1,587	5,510	7,096	216	Nov-98	Jun-07	2–36 years
Chicago — Lisle	IL	(1)	2,076	4,549	14	2,076	4,562	6,638	158	Jun-00	Jun-07	2–38 years
Chicago — Lombard — Oak Brook	IL	(1)	2,130	7,474	30	2,130	7,504	9,634	250	Mar-98	Jun-07	2–41 years
Chicago — Midway	IL	(1)	1,741	14,613	27	1,741	14,640	16,380	441	Jul-03	Jun-07	2–41 years
Chicago — Naperville	IL	(1)	3,346	8,824	63	3,346	8,887	12,233	314	Nov-96	Jun-07	2–37 years
Chicago — O’Hare	IL	(1)	1,674	10,602	30	1,674	10,632	12,306	351	Mar-98	Jun-07	2–39 years
Chicago — O’Hare	IL	(1)	1,674	10,933	17	1,674	10,950	12,624	328	Apr-99	Jun-07	2–42 years
Chicago — Rolling Meadows	IL	(1)	1,607	5,582	64	1,607	5,647	7,254	197	Oct-96	Jun-07	2–37 years
Chicago — Romeoville	IL	(1)	1,288	9,062	30	1,288	9,092	10,381	314	Oct-98	Jun-07	2–36 years
Chicago — Schaumburg	IL	(1)	2,285	6,476	9	2,285	6,485	8,770	295	Feb-02	Jun-07	2–40 years
Chicago — Skokie	IL	(1)	1,660	18,990	309	1,660	19,299	20,960	618	Jul-00	Jun-07	2–38 years
Chicago — Vernon Hills — Lake Forest	IL	(1)	1,591	9,466	14	1,591	9,480	11,071	321	Oct-00	Jun-07	2–38 years
Chicago — Waukegan	IL	(1)	898	3,206	37	898	3,242	4,140	122	Nov-97	Jun-07	2–35 years
Chicago — Woodfield Mall	IL	(1)	997	8,633	18	997	8,651	9,649	288	Mar-99	Jun-07	2–37 years
Peoria — North	IL	(1)	1,342	7,891	12	1,342	7,903	9,245	255	Dec-01	Jun-07	2–39 years
Rockford — East	IL	(1)	1,213	6,477	16	1,213	6,493	7,706	210	Nov-97	Jun-07	2–40 years
Rockford — East	IL	(1)	1,503	8,210	15	1,503	8,225	9,728	277	Sep-97	Jun-07	2–38 years
St. Louis — O’ Fallon, IL	IL	(1)	1,417	7,925	26	1,417	7,951	9,368	259	Sep-98	Jun-07	2–39 years
Evansville — East	IN	(1)	113	5,327	10	113	5,337	5,450	177	Feb-97	Jun-07	2–40 years
Fort Wayne — North	IN	(1)	998	2,054	18	998	2,072	3,070	82	Dec-96	Jun-07	2–39 years
Fort Wayne — South	IN	(1)	2,191	3,917	21	2,191	3,938	6,128	152	Sep-97	Jun-07	2–38 years
Indianapolis — Airport	IN	(1)	282	6,830	40	282	6,870	7,151	249	Oct-98	Jun-07	2–36 years
Indianapolis — Airport — W. Southern Ave.	IN	(1)	359	10,159	34	359	10,193	10,552	356	Oct-04	Jun-07	2–43 years
Indianapolis — Castleton	IN	(1)	124	8,355	32	124	8,387	8,511	283	Sep-99	Jun-07	2–37 years
Indianapolis — North	IN	(1)	1,037	3,490	23	1,037	3,512	4,550	148	Aug-90	Jun-07	2–31 years
Indianapolis — Northwest — College Park	IN	(1)	87	3,994	58	87	4,053	4,140	164	Mar-91	Jun-07	2–32 years
Indianapolis — Northwest — I-465	IN	(1)	343	10,883	77	343	10,960	11,303	379	Oct-04	Jun-07	2–43 years
Merrillville — US Rte. 30	IN	(1)	1,232	6,901	37	1,232	6,938	8,170	250	Nov-96	Jun-07	2–37 years
South Bend — Mishawaka	IN	(1)	496	5,034	31	496	5,065	5,561	170	Sep-97	Jun-07	2–40 years
South Bend — Mishawaka	IN	(1)	487	8,786	21	487	8,807	9,294	278	Dec-01	Jun-07	2–39 years
Kansas City — Lenexa—87th St.	KS	(1)	1,225	5,189	26	1,225	5,215	6,440	447	Oct-04	Jun-07	2–43 years
Kansas City — Lenexa—95th St.	KS	(1)	2,049	1,981	22	2,049	2,003	4,052	99	May-96	Jun-07	2–34 years
Kansas City — Overland Park	KS	(1)	1,184	8,297	19	1,184	8,316	9,500	290	Sep-97	Jun-07	2–38 years
Kansas City — Overland Park — Metcalf	KS	(1)	918	12,538	61	918	12,599	13,517	792	Oct-04	Jun-07	2–43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Wichita — East	KS	(1)	382	6,188	31	382	6,219	6,601	203	Dec-97	Jun-07	2–40 years
Cincinnati — Covington	KY	(1)	1,206	8,045	46	1,206	8,091	9,297	271	Dec-97	Jun-07	2–38 years
Cincinnati — Florence	KY	(1)	682	2,479	34	682	2,513	3,195	95	Sep-96	Jun-07	2–39 years
Cincinnati — Florence	KY	(1)	1,046	6,363	53	1,046	6,415	7,462	220	Oct-97	Jun-07	2–38 years
Lexington — Nicholasville Road	KY	(1)	1,336	7,347	88	1,336	7,435	8,770	280	Sep-96	Jun-07	2–34 years
Lexington — Patchen Village	KY	(1)	521	2,291	53	521	2,344	2,865	110	July-86	Jun-07	2–27 years
Lexington — Tates Creek	KY	(1)	831	3,159	36	831	3,196	4,027	149	Aug-87	Jun-07	2–28 years
Louisville — Dutchman	KY	(1)	851	6,153	84	851	6,237	7,087	237	Oct-96	Jun-07	2–34 years
Louisville — Hurstbourne	KY	(1)	735	2,256	19	735	2,275	3,009	108	Dec-88	Jun-07	2–29 years
Louisville — St. Matthews	KY	(1)	870	1,634	20	870	1,653	2,524	79	Apr-89	Jun-07	2–30 years
Baton Rouge — Citiplace	LA	(1)	950	17,363	29	950	17,392	18,342	538	Oct-01	Jun-07	2–39 years
Baton Rouge — Sherwood Forest	LA	(1)	920	7,440	56	920	7,497	8,417	262	Jun-98	Jun-07	2–36 years
Lafayette — Airport	LA	(1)	617	11,838	23	617	11,861	12,477	404	Nov-98	Jun-07	2–36 years
Lake Charles — Sulphur	LA	(1)	469	14,445	33	469	14,478	14,947	495	Aug-97	Jun-07	2–35 years
New Orleans — Kenner	LA	(1)	1,363	20,714	17	1,363	20,731	22,094	791	Mar-01	Jun-07	2–39 years
New Orleans — Metairie	LA	(1)	590	19,352	27	590	19,379	19,969	598	Aug-98	Jun-07	2–39 years
Shreveport — Bossier City	LA	(1)	943	6,016	117	943	6,133	7,076	220	Sep-97	Jun-07	2–35 years
Boston — Braintree	MA	(1)	2,340	17,488	23	2,340	17,510	19,850	527	Mar-02	Jun-07	2–40 years
Boston — Danvers	MA	(1)	2,393	5,770	47	2,393	5,816	8,209	200	Feb-98	Jun-07	2–39 years
Boston — Norton	MA	(1)	880	7,009	10	880	7,020	7,899	224	Aug-03	Jun-07	2–41 years
Boston — Tewksbury	MA	(1)	2,677	5,165	90	2,677	5,255	7,932	175	Jun-01	Jun-07	2–39 years
Boston — Waltham	MA	(1)	2,548	17,575	15	2,548	17,590	20,139	541	Jun-99	Jun-07	2–42 years
Boston — Westborough	MA	(1)	1,061	13,032	27	1,061	13,059	14,120	435	Mar-01	Jun-07	2–43 years
Boston — Westborough	MA	(1)	1,356	6,066	14	1,356	6,081	7,437	202	Jan-01	Jun-07	2–39 years
Boston — Westborough — Computer Dr.	MA	(1)	1,321	10,650	35	1,321	10,685	12,006	319	Jun-98	Jun-07	2–41 years
Boston — Woburn	MA	(1)	3,213	7,264	53	3,213	7,317	10,530	222	May-98	Jun-07	2–41 years
Annapolis — Naval Academy	MD	(1)	1,413	8,651	15	1,413	8,666	10,079	263	Dec-04	Jun-07	2–42 years
Baltimore — Bel Air	MD	(1)	1,212	9,772	12	1,212	9,784	10,996	301	Nov-04	Jun-07	2–42 years
Baltimore — BWI Airport	MD	(1)	1,749	15,216	74	1,749	15,290	17,039	487	Jun-97	Jun-07	2–38 years
Baltimore — Glen Burnie	MD	(1)	1,079	16,358	24	1,079	16,382	17,461	476	Nov-04	Jun-07	2–42 years
Baltimore — Timonium	MD	(1)	1,844	12,915	11	1,844	12,927	14,771	566	Jun-98	Jun-07	2–39 years
Columbia — Columbia 100 Parkway	MD	(1)	1,260	14,295	98	1,260	14,394	15,654	460	Oct-97	Jun-07	2–38 years
Columbia — Columbia Corporate Park	MD	(1)	1,593	17,500	25	1,593	17,524	19,118	575	Oct-04	Jun-07	2–43 years
Columbia — Gateway Drive	MD	(1)	1,481	9,175	17	1,481	9,191	10,672	290	Dec-97	Jun-07	2–40 years
Columbia — Laurel	MD	(1)	1,094	15,203	13	1,094	15,215	16,309	451	Dec-04	Jun-07	2–42 years
Frederick — Westview Dr.	MD	(1)	888	14,760	19	888	14,779	15,667	479	Mar-99	Jun-07	2–37 years
Lexington Park — Pax River	MD	(1)	1,151	10,340	27	1,151	10,367	11,518	338	Jan-00	Jun-07	2–38 years
Washington, D.C. — Gaithersburg	MD	(1)	4,428	7,903	30	4,428	7,933	12,361	268	Mar-99	Jun-07	2–37 years
Washington, D.C. — Gaithersburg	MD	(1)	4,428	9,949	116	4,428	10,064	14,493	309	Feb-99	Jun-07	2–42 years
Washington, D.C. — Germantown	MD	(1)	3,105	7,735	21	3,105	7,756	10,860	259	Jan-99	Jun-07	2–37 years
Washington, D.C. — Landover	MD	(1)	2,808	15,084	25	2,808	15,110	17,918	475	Jul-98	Jun-07	2–39 years
Portland — Scarborough	ME	(1)	826	7,399	7	826	7,407	8,232	235	Aug-01	Jun-07	2–39 years
Detroit — Ann Arbor	MI	(1)	3,253	2,498	32	3,253	2,530	5,783	126	May-97	Jun-07	2–38 years
Detroit — Ann Arbor	MI	(1)	876	2,891	22	876	2,913	3,790	107	Dec-97	Jun-07	2–40 years
Detroit — Auburn Hills	MI	(1)	1,478	2,991	53	1,478	3,044	4,522	302	Feb-97	Jun-07	2–38 years
Detroit — Auburn Hills — Featherstone Rd.	MI	(1)	1,774	3,016	19	1,774	3,036	4,809	121	Oct-04	Jun-07	2–43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Detroit — Canton	MI	(1)	1,518	4,103	37	1,518	4,140	5,658	141	Jul-01	Jun-07	2–39 years
Detroit — Dearborn	MI	(1)	1,115	7,537	14	1,115	7,550	8,666	236	Mar-02	Jun-07	2–43 years
Detroit — Farmington Hills	MI	(1)	1,596	3,041	40	1,596	3,081	4,678	114	Jun-97	Jun-07	2–38 years
Detroit — Livonia	MI	(1)	1,601	2,364	39	1,601	2,403	4,004	89	Aug-98	Jun-07	2–39 years
Detroit — Madison Heights	MI	(1)	1,715	2,256	25	1,715	2,280	3,995	96	May-97	Jun-07	2–38 years
Detroit — Metropolitan Airport	MI	(1)	1,380	5,444	25	1,380	5,469	6,849	183	Dec-01	Jun-07	2–42 years
Detroit — Novi	MI	(1)	1,667	6,792	30	1,667	6,822	8,489	235	Jan-97	Jun-07	2–38 years
Detroit — Novi	MI	(1)	1,833	4,744	14	1,833	4,758	6,591	395	Sep-00	Jun-07	2–43 years
Detroit — Roseville	MI	(1)	2,148	3,036	52	2,148	3,088	5,236	120	Nov-01	Jun-07	2–39 years
Detroit — Southfield	MI	(1)	1,626	3,392	19	1,626	3,411	5,037	120	Nov-02	Jun-07	2–40 years
Detroit — Sterling Heights	MI	(1)	1,926	2,299	34	1,926	2,334	4,259	99	Nov-97	Jun-07	2–38 years
Detroit — Warren	MI	(1)	2,296	4,484	23	2,296	4,506	6,802	331	Nov-97	Jun-07	2–40 years
Grand Rapids — Kentwood	MI	(1)	2,664	4,041	33	2,664	4,074	6,737	163	Sep-98	Jun-07	2–36 years
Minneapolis — Airport — Eagan	MN	(1)	939	8,272	27	939	8,299	9,237	292	Sep-97	Jun-07	2–38 years
Minneapolis — Bloomington	MN	(1)	1,794	6,099	103	1,794	6,201	7,995	213	Apr-98	Jun-07	2–39 years
Minneapolis — Brooklyn Center	MN	(1)	1,693	7,067	39	1,693	7,106	8,799	248	Nov-98	Jun-07	2–36 years
Minneapolis — Eden Prairie	MN	(1)	1,895	4,482	35	1,895	4,517	6,412	161	Jan-98	Jun-07	2–39 years
Minneapolis — Maple Grove	MN	(1)	3,114	7,554	78	3,114	7,633	10,747	262	Jan-98	Jun-07	2–39 years
Minneapolis — Woodbury	MN	(1)	2,355	6,320	101	2,355	6,421	8,776	227	May-99	Jun-07	2–37 years
Rochester — North	MN	(1)	919	5,160	16	919	5,176	6,095	174	Sep-01	Jun-07	2–39 years
Rochester — South	MN	(1)	861	5,275	18	861	5,293	6,154	179	Oct-01	Jun-07	2–39 years
Columbia — Stadium Blvd.	MO	(1)	980	5,269	13	980	5,282	6,262	168	Sep-03	Jun-07	2–39 years
Kansas City — Airport	MO	(1)	698	3,009	30	698	3,040	3,737	120	Jan-97	Jun-07	2–38 years
Kansas City — Independence	MO	(1)	424	3,223	27	424	3,251	3,674	270	Jan-97	Jun-07	2–35 years
Kansas City — Northeast — Worlds of Fun	MO	(1)	495	4,170	24	495	4,194	4,689	207	Jan-99	Jun-07	2–40 years
Kansas City — South	MO	(1)	638	3,913	25	638	3,937	4,575	150	Jun-97	Jun-07	2–38 years
Springfield — South	MO	(1)	1,113	7,873	7	1,113	7,880	8,993	258	Oct-97	Jun-07	2–38 years
St. Louis — Airport	MO	(1)	813	2,172	72	813	2,244	3,057	92	Jun-92	Jun-07	2–35 years
St. Louis — Airport	MO	(1)	878	4,657	56	878	4,714	5,591	170	Nov-96	Jun-07	2–37 years
St. Louis — Earth City	MO	(1)	1,160	2,586	68	1,160	2,653	3,813	101	Jun-97	Jun-07	2–40 years
St. Louis — St. Peters	MO	(1)	334	7,916	19	334	7,936	8,269	269	Jul-97	Jun-07	2–38 years
St. Louis — Westport	MO	(1)	782	3,289	86	782	3,376	4,158	123	Nov-94	Jun-07	2–37 years
St. Louis — Westport	MO	(1)	1,145	7,382	51	1,145	7,433	8,578	278	Aug-96	Jun-07	2–34 years
Jackson — East Beasley Road	MS	(1)	703	6,466	35	703	6,501	7,205	207	Jan-00	Jun-07	2–43 years
Jackson — North	MS	(1)	856	6,825	27	856	6,852	7,708	247	Oct-97	Jun-07	2–35 years
Jackson — Ridgeland	MS	(1)	981	4,841	18	981	4,859	5,840	160	Nov-96	Jun-07	2–39 years
Billings — West End	MT	(1)	1,199	8,909	14	1,199	8,923	10,123	285	Jul-03	Jun-07	2–41 years
Great Falls — Missouri River	MT	(1)	279	6,656	20	279	6,676	6,955	219	Mar-02	Jun-07	2–40 years
Asheville — Tunnel Rd.	NC	(1)	3,345	6,100	15	3,345	6,115	9,460	215	Feb-98	Jun-07	2–39 years
Charlotte — Pineville	NC	(1)	1,138	7,298	43	1,138	7,341	8,479	261	Feb-99	Jun-07	2–37 years
Charlotte — Pineville	NC	(1)	1,367	8,283	28	1,367	8,311	9,679	255	Sep-99	Jun-07	2–42 years
Charlotte — Tyvola Rd.	NC	(1)	1,448	2,029	27	1,448	2,057	3,505	83	May-95	Jun-07	2–38 years
Charlotte — Tyvola Rd.	NC	(1)	1,713	4,941	10	1,713	4,951	6,664	184	Oct-98	Jun-07	2–36 years
Charlotte — University Place	NC	(1)	925	2,894	25	925	2,919	3,844	106	Mar-96	Jun-07	2–39 years
Charlotte — University Place	NC	(1)	1,207	5,330	50	1,207	5,380	6,587	200	Apr-98	Jun-07	2–39 years
Durham — Research Triangle Park	NC	(1)	—	2,869	30	—	2,899	2,899	109	Dec-96	Jun-07	2–39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Durham — Research Triangle Park	NC	(1)	4,091	3,071	24	4,091	3,096	7,187	157	Sep-98	Jun-07	2–41 years
Durham — Research Triangle Park — Miami Blvd. — N	NC	(1)	1,556	5,960	12	1,556	5,972	7,527	449	Sep-98	Jun-07	2–41 years
Durham — Research Triangle Park — Miami Blvd. — S	NC	(1)	1,955	7,823	28	1,955	7,851	9,806	420	Oct-04	Jun-07	2–43 years
Durham — University	NC	(1)	1,802	3,709	95	1,802	3,804	5,606	146	Oct-97	Jun-07	2–35 years
Fayetteville — Cross Creek Mall	NC	(1)	921	14,862	30	921	14,892	15,813	525	Jan-99	Jun-07	2–42 years
Fayetteville — Owen Dr.	NC	(1)	1,084	15,881	125	1,084	16,006	17,090	614	Jul-97	Jun-07	2–35 years
Greensboro — Airport	NC	(1)	377	6,954	17	377	6,971	7,348	323	Mar-99	Jun-07	2–42 years
Greensboro — Wendover Ave.	NC	(1)	300	3,153	74	300	3,226	3,527	118	Dec-95	Jun-07	2–38 years
Greensboro — Wendover Ave.	NC	(1)	566	8,570	50	566	8,620	9,186	374	Sep-96	Jun-07	2–34 years
Jacksonville — Camp Lejeune	NC	(1)	1,105	14,107	24	1,105	14,131	15,236	512	Oct-98	Jun-07	2–39 years
Raleigh — Cary — Harrison Ave.	NC	(1)	1,386	3,774	11	1,386	3,785	5,171	131	Sep-96	Jun-07	2–39 years
Raleigh — Cary — Regency Parkway	NC	(1)	1,685	6,760	13	1,685	6,773	8,458	243	Jan-98	Jun-07	2–39 years
Raleigh — Cary — Regency Parkway	NC	(1)	1,356	5,021	20	1,356	5,042	6,398	421	Jan-98	Jun-07	2–41 years
Raleigh — North Raleigh	NC	(1)	1,105	2,220	22	1,105	2,242	3,348	86	Dec-96	Jun-07	2–39 years
Raleigh — North Raleigh	NC	(1)	1,864	5,056	28	1,864	5,084	6,948	245	Dec-97	Jun-07	2–38 years
Raleigh — RDU Airport	NC	(1)	1,434	7,693	14	1,434	7,707	9,141	306	Sep-97	Jun-07	2–35 years
Wilmington — New Centre Drive	NC	(1)	1,250	11,213	18	1,250	11,232	12,482	437	Feb-98	Jun-07	2–39 years
Winston-Salem — Hanes Mall Blvd.	NC	(1)	425	7,785	59	425	7,844	8,269	359	Sep-96	Jun-07	2–34 years
Winston-Salem — University Parkway	NC	(1)	586	4,651	29	586	4,680	5,266	181	Jul-98	Jun-07	2–39 years
Omaha — West	NE	(1)	1,177	7,067	31	1,177	7,098	8,275	230	Dec-97	Jun-07	2–40 years
Boston — Nashua	NH	(1)	1,010	9,970	79	1,010	10,049	11,060	351	Dec-01	Jun-07	2–39 years
Edison — Raritan Center	NJ	(1)	1,224	11,860	15	1,224	11,875	13,099	416	Aug-97	Jun-07	2–38 years
Elizabeth — Newark Airport	NJ	(1)	—	17,020	71	—	17,092	17,092	557	Mar-02	Jun-07	2–40 years
Meadowlands — Rutherford	NJ	(1)	6,768	11,312	33	6,768	11,345	18,114	386	Dec-99	Jun-07	2–37 years
Mt. Olive — Budd Lake	NJ	(1)	1,518	6,879	52	1,518	6,931	8,449	270	May-03	Jun-07	2–41 years
Philadelphia — Cherry Hill	NJ	(1)	652	7,427	12	652	7,439	8,091	267	Jul-98	Jun-07	2–39 years
Philadelphia — Maple Shade	NJ	(1)	697	6,689	60	697	6,749	7,447	241	Dec-98	Jun-07	2–39 years
Philadelphia — Mt. Laurel	NJ	(1)	455	9,220	12	455	9,232	9,687	287	Jan-98	Jun-07	2–41 years
Philadelphia — Mt. Laurel	NJ	(1)	636	10,892	18	636	10,910	11,547	561	Mar-99	Jun-07	2–42 years
Piscataway — Rutgers University	NJ	(1)	738	11,303	21	738	11,323	12,062	400	Oct-98	Jun-07	2–41 years
Princeton — South Brunswick	NJ	(1)	943	9,576	56	943	9,632	10,575	324	Jun-99	Jun-07	2–37 years
Princeton — West Windsor	NJ	(1)	3,122	5,487	17	3,122	5,504	8,625	207	Dec-00	Jun-07	2–38 years
Ramsey — Upper Saddle River	NJ	(1)	2,103	12,577	9	2,103	12,586	14,689	388	Dec-01	Jun-07	2–39 years
Red Bank — Middletown	NJ	(1)	3,638	14,384	43	3,638	14,428	18,066	473	Dec-00	Jun-07	2–38 years
Secaucus — Meadowlands	NJ	(1)	1,143	25,700	66	1,143	25,766	26,909	807	Aug-02	Jun-07	2–40 years
Somerset — Franklin	NJ	(1)	732	11,816	18	732	11,834	12,566	371	Jun-01	Jun-07	2–39 years
Albuquerque — Airport	NM	(1)	1,083	5,352	27	1,083	5,379	6,462	172	Jan-99	Jun-07	2–42 years
Albuquerque — Northeast	NM	(1)	1,441	4,493	41	1,441	4,534	5,975	180	Jan-98	Jun-07	2–36 years
Albuquerque — Rio Rancho	NM	(1)	1,040	8,612	20	1,040	8,633	9,673	279	May-98	Jun-07	2–39 years
Albuquerque — Rio Rancho Blvd.	NM	(1)	1,174	10,658	22	1,174	10,680	11,854	592	Oct-04	Jun-07	2–43 years
Las Vegas — Boulder Highway	NV	(1)	2,636	6,743	49	2,636	6,791	9,427	278	Dec-92	Jun-07	2–30 years
Las Vegas — East Flamingo	NV	(1)	2,820	17,180	24	2,820	17,204	20,024	685	Oct-04	Jun-07	2–43 years
Las Vegas — Valley View	NV	(1)	3,370	18,430	51	3,370	18,481	21,850	1,076	Dec-95	Jun-07	2–33 years
Reno — South Meadows	NV	(1)	3,005	14,751	9	3,005	14,759	17,764	445	Mar-02	Jun-07	2–40 years
Albany — Capital	NY	(1)	763	10,558	11	763	10,569	11,332	357	Nov-96	Jun-07	2–37 years
Buffalo — Amherst	NY	(1)	748	12,169	23	748	12,192	12,940	391	Sep-97	Jun-07	2–38 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Fishkill — Poughkeepsie	NY	(1)	614	10,344	23	614	10,366	10,980	307	Feb-04	Jun-07	2–42 years
Long Island — Bethpage	NY	(1)	4,415	14,102	148	4,415	14,249	18,664	432	Jun-99	Jun-07	2–40 years
Long Island — Melville	NY	(1)	3,610	26,619	234	3,610	26,854	30,464	797	May-00	Jun-07	2–41 years
New York City — LaGuardia Airport	NY	(1)	3,444	33,105	91	3,444	33,196	36,641	960	Aug-01	Jun-07	2–42 years
Rochester — Greece	NY	(1)	1,719	9,038	42	1,719	9,080	10,799	313	Nov-96	Jun-07	2–37 years
Rochester — Henrietta	NY	(1)	1,169	9,787	46	1,169	9,833	11,002	334	Dec-96	Jun-07	2–37 years
Syracuse — Dewitt	NY	(1)	299	7,034	27	299	7,061	7,360	246	Dec-96	Jun-07	2–37 years
White Plains — Elmsford	NY	(1)	2,663	25,083	313	2,663	25,396	28,059	741	Dec-00	Jun-07	2–41 years
Akron — Copley	OH	(1)	492	2,246	24	492	2,269	2,761	87	Nov-96	Jun-07	2–39 years
Akron — Copley	OH	(1)	683	6,067	49	683	6,115	6,798	331	Feb-97	Jun-07	2–38 years
Cincinnati — Blue Ash — North	OH	(1)	2,225	2,399	16	2,225	2,415	4,640	392	Dec-98	Jun-07	2–41 years
Cincinnati — Blue Ash — South	OH	(1)	1,151	1,476	32	1,151	1,508	2,659	68	Dec-91	Jun-07	2–32 years
Cincinnati — Fairfield	OH	(1)	1,085	2,417	34	1,085	2,451	3,536	224	Jun-89	Jun-07	2–30 years
Cincinnati — Sharonville	OH	(1)	2,321	3,271	15	2,321	3,286	5,607	185	Jul-96	Jun-07	2–34 years
Cincinnati — Springdale — North	OH	(1)	2,194	4,680	85	2,194	4,765	6,959	213	Nov-96	Jun-07	2–34 years
Cincinnati — Springdale — South	OH	(1)	2,238	3,417	44	2,238	3,461	5,699	206	Nov-88	Jun-07	2–29 years
Cleveland — Airport — North Olmsted	OH	(1)	1,121	2,165	15	1,121	2,180	3,302	90	Sep-97	Jun-07	2–40 years
Cleveland — Beachwood	OH	(1)	1,133	6,470	43	1,133	6,513	7,647	262	Jan-02	Jun-07	2–40 years
Cleveland — Brooklyn	OH	(1)	821	7,486	55	821	7,541	8,362	253	Dec-99	Jun-07	2–37 years
Cleveland — Middleburg Heights	OH	(1)	861	1,819	28	861	1,847	2,708	71	Nov-97	Jun-07	2–40 years
Cleveland — Westlake	OH	(1)	1,430	2,399	20	1,430	2,419	3,849	145	Nov-97	Jun-07	2–40 years
Columbus — Dublin	OH	(1)	1,253	6,981	25	1,253	7,006	8,259	246	Jan-98	Jun-07	2–36 years
Columbus — East	OH	(1)	561	1,941	57	561	1,998	2,560	88	Aug-99	Jun-07	2–30 years
Columbus — Easton	OH	(1)	955	8,620	330	955	8,951	9,905	283	Mar-99	Jun-07	2–40 years
Columbus — North	OH	(1)	978	3,779	67	978	3,846	4,823	209	Jun-97	Jun-07	2–38 years
Columbus — Polaris	OH	(1)	1,962	11,578	39	1,962	11,617	13,579	486	Dec-98	Jun-07	2–43 years
Columbus — Sawmill Rd.	OH	(1)	500	2,857	20	500	2,877	3,377	221	May-90	Jun-07	2–31 years
Columbus — Tuttle	OH	(1)	676	5,142	25	676	5,167	5,843	265	Jun-98	Jun-07	2–43 years
Columbus — Worthington	OH	(1)	768	5,160	29	768	5,189	5,957	173	Dec-98	Jun-07	2–39 years
Dayton — Fairborn	OH	(1)	744	4,481	23	744	4,505	5,249	150	Jan-97	Jun-07	2–40 years
Dayton — North	OH	(1)	631	7,097	37	631	7,133	7,765	363	Feb-00	Jun-07	2–38 years
Dayton — South	OH	(1)	419	6,608	43	419	6,651	7,070	375	Nov-89	Jun-07	2–30 years
Toledo — Findlay — Tiffin Avenue	OH		664	6,062	498	664	6,560	7,223	216	Mar-07	Jun-07	2–41 years
Toledo — Holland	OH	(1)	599	7,495	21	599	7,517	8,116	318	Jan-97	Jun-07	2–38 years
Toledo — Maumee	OH	(1)	477	4,013	45	477	4,058	4,535	139	Jun-97	Jun-07	2–40 years
Oklahoma City — Airport	OK	(1)	734	6,267	44	734	6,311	7,045	225	Sep-97	Jun-07	2–38 years
Oklahoma City — Northwest	OK	(1)	602	3,902	27	602	3,929	4,531	230	Jan-98	Jun-07	2–41 years
Oklahoma City — NW Expressway	OK	(1)	674	8,302	47	674	8,349	9,023	285	Feb-99	Jun-07	2–37 years
Tulsa — Central	OK	(1)	439	3,586	23	439	3,609	4,048	122	Jun-97	Jun-07	2–40 years
Tulsa — Central	OK	(1)	483	6,800	35	483	6,835	7,317	265	Apr-97	Jun-07	2–35 years
Eugene — Springfield	OR	(1)	998	9,433	22	998	9,455	10,453	337	Nov-97	Jun-07	2–35 years
Portland — Beaverton	OR	(1)	1,672	8,136	47	1,672	8,183	9,855	293	Oct-98	Jun-07	2–41 years
Portland — Gresham	OR	(1)	3,839	3,395	73	3,839	3,467	7,306	137	Jan-98	Jun-07	2–39 years
Portland — Hillsboro	OR	(1)	2,685	10,600	23	2,685	10,623	13,308	481	Oct-04	Jun-07	2–43 years
Salem — North	OR	(1)	1,169	4,193	16	1,169	4,209	5,378	170	Oct-98	Jun-07	2–39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Allentown — Bethlehem	PA	(1)	695	11,248	11	695	11,259	11,953	336	Sep-03	Jun-07	2–41 years
Philadelphia — Airport	PA	(1)	6,725	7,800	53	6,725	7,853	14,578	268	Feb-98	Jun-07	2–39 years
Philadelphia — Airport	PA	(1)	3,791	10,576	35	3,791	10,611	14,402	358	May-98	Jun-07	2–41 years
Philadelphia — Bensalem	PA	(1)	3,427	8,234	23	3,427	8,257	11,684	269	Jun-98	Jun-07	2–39 years
Philadelphia — Exton	PA	(1)	2,403	10,079	64	2,403	10,143	12,546	347	Jan-99	Jun-07	2–37 years
Philadelphia — Horsham	PA	(1)	7,078	2,017	19	7,078	2,036	9,114	81	Dec-01	Jun-07	2–39 years
Philadelphia — Malvern	PA	(1)	191	8,928	28	191	8,956	9,147	306	Feb-99	Jun-07	2–37 years
Philadelphia — Plymouth Meeting	PA	(1)	3,197	13,721	40	3,197	13,761	16,958	410	Nov-03	Jun-07	2–41 years
Pittsburgh — Airport	PA	(1)	402	6,288	28	402	6,316	6,718	242	Apr-98	Jun-07	2–41 years
Pittsburgh — Carnegie	PA	(1)	484	7,324	21	484	7,345	7,829	239	Jun-97	Jun-07	2–38 years
Pittsburgh — Monroeville	PA	(1)	627	10,527	17	627	10,544	11,171	348	Sep-99	Jun-07	2–37 years
Pittsburgh — West Mifflin	PA	(1)	437	7,642	19	437	7,661	8,098	236	Nov-03	Jun-07	2–41 years
Wilkes Barre — Hwy 315	PA		345	7,962	120	345	8,082	8,426	262	Apr-07	Jun-07	2–37 years
Providence — Airport — Warwick	RI	(1)	653	8,029	84	653	8,113	8,766	254	Nov-01	Jun-07	2–39 years
Providence — Airport — West Warwick	RI	(1)	530	7,961	13	530	7,974	8,504	391	Oct-01	Jun-07	2–39 years
Providence — East Providence	RI	(1)	1,252	13,444	18	1,252	13,462	14,714	408	Dec-02	Jun-07	2–40 years
Charleston — Airport — North Charleston	SC	(1)	876	8,825	29	876	8,853	9,729	429	Aug-96	Jun-07	2–34 years
Charleston — Mt. Pleasant	SC	(1)	930	11,302	18	930	11,320	12,250	392	Jan-98	Jun-07	2–39 years
Charleston — North Charleston	SC	(1)	502	8,574	42	502	8,616	9,118	280	Sep-96	Jun-07	2–39 years
Columbia — Ft. Jackson	SC	(1)	971	12,973	20	971	12,993	13,964	642	May-97	Jun-07	2–35 years
Columbia — Harbison	SC	(1)	711	8,445	27	711	8,472	9,183	308	Oct-04	Jun-07	2–43 years
Columbia — West	SC	(1)	536	4,491	22	536	4,512	5,048	153	Dec-95	Jun-07	2–38 years
Columbia — West	SC	(1)	949	5,890	44	949	5,934	6,883	251	Apr-96	Jun-07	2–34 years
Greenville — Airport	SC	(1)	1,140	8,950	23	1,140	8,974	10,113	347	Dec-96	Jun-07	2–37 years
Greenville — Haywood Mall	SC	(1)	1,095	5,281	87	1,095	5,368	6,463	183	Feb-95	Jun-07	2–38 years
Spartanburg — Asheville Hwy.	SC	(1)	729	5,685	33	729	5,719	6,448	316	Aug-95	Jun-07	2–33 years
Chattanooga — Airport	TN	(1)	504	3,053	60	504	3,113	3,617	330	Jul-96	Jun-07	2–34 years
Knoxville — Cedar Bluff	TN	(1)	372	6,405	16	372	6,421	6,793	241	May-97	Jun-07	2–35 years
Knoxville — West Hills	TN	(1)	335	4,547	10	335	4,557	4,892	193	Sep-90	Jun-07	2–31 years
Memphis — Apple Tree	TN	(1)	594	2,020	31	594	2,051	2,646	103	Oct-90	Jun-07	2–31 years
Memphis — Cordova	TN	(1)	443	2,689	11	443	2,700	3,143	101	Dec-96	Jun-07	2–39 years
Memphis — Mt. Moriah	TN	(1)	693	5,999	29	693	6,028	6,722	215	Jan-99	Jun-07	2–40 years
Memphis — Poplar Avenue	TN	(1)	673	6,759	8	673	6,767	7,440	240	Sep-99	Jun-07	2–37 years
Memphis — Sycamore View	TN	(1)	557	7,817	39	557	7,856	8,413	310	Jan-97	Jun-07	2–35 years
Memphis — Wolfchase Galleria	TN	(1)	923	11,285	25	923	11,310	12,234	419	Oct-04	Jun-07	2–43 years
Nashville — Airport	TN	(1)	1,612	1,346	25	1,612	1,371	2,983	64	Sep-93	Jun-07	2–36 years
Nashville — Airport	TN	(1)	1,950	4,380	16	1,950	4,396	6,346	184	Feb-97	Jun-07	2–35 years
Nashville — Airport — Briley Pkwy.	TN	(1)	2,226	3,251	48	2,226	3,299	5,525	141	Oct-97	Jun-07	2–35 years
Nashville — Brentwood	TN	(1)	490	2,426	11	490	2,437	2,927	102	Dec-90	Jun-07	2–33 years
Nashville — Brentwood	TN	(1)	1,121	7,748	20	1,121	7,768	8,888	331	Sep-96	Jun-07	2–34 years
Nashville — Vanderbilt	TN	(1)	1,290	15,971	28	1,290	15,999	17,289	481	May-02	Jun-07	2–40 years
Amarillo — West	TX	(1)	378	5,819	34	378	5,853	6,232	193	Sep-00	Jun-07	2–38 years
Austin — Arboretum	TX	(1)	837	8,439	36	837	8,474	9,311	269	Mar-99	Jun-07	2–40 years
Austin — Arboretum — North	TX	(1)	1,152	9,692	29	1,152	9,721	10,874	320	Oct-04	Jun-07	2–43 years
Austin — Downtown–6th St.	TX	(1)	612	14,962	86	612	15,047	15,659	520	Nov-00	Jun-07	2–41 years
Austin — Metro	TX	(1)	1,030	6,054	23	1,030	6,077	7,107	259	Jan-98	Jun-07	2–41 years
Austin — North Central	TX	(1)	2,162	6,278	24	2,162	6,302	8,464	250	Oct-04	Jun-07	2–43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Austin — Northwest — Lakeline Mall	TX	(1)	788	7,381	13	788	7,394	8,182	235	Apr-02	Jun-07	2–40 years
Austin — Northwest — Research Park	TX	(1)	1,235	11,628	33	1,235	11,661	12,895	372	Oct-04	Jun-07	2–43 years
Austin — Round Rock — North	TX	(1)	1,006	7,779	19	1,006	7,799	8,805	257	Dec-98	Jun-07	2–39 years
Austin — Round Rock — South	TX	(1)	912	6,630	12	912	6,641	7,553	201	Aug-03	Jun-07	2–41 years
Austin — Southwest	TX	(1)	6,343	8,262	21	6,343	8,284	14,626	346	Mar-02	Jun-07	2–40 years
Austin — West	TX	(1)	980	6,088	55	980	6,143	7,123	239	Aug-98	Jun-07	2–36 years
Corpus Christi — Staples	TX	(1)	305	7,176	28	305	7,205	7,510	244	Jul-98	Jun-07	2–41 years
Dallas — Arlington	TX	(1)	863	6,209	45	863	6,254	7,118	217	Sep-97	Jun-07	2–40 years
Dallas — Bedford	TX	(1)	599	5,116	28	599	5,144	5,743	208	Dec-98	Jun-07	2–41 years
Dallas — Farmers Branch	TX	(1)	1,305	2,895	41	1,305	2,936	4,241	229	Oct-98	Jun-07	2–41 years
Dallas — Greenville Avenue	TX	(1)	1,453	5,019	33	1,453	5,051	6,504	180	Nov-98	Jun-07	2–39 years
Dallas — Irving	TX	(1)	1,492	2,782	22	1,492	2,804	4,295	117	Jun-98	Jun-07	2–39 years
Dallas — Las Colinas — Green Park Dr.	TX	(1)	1,969	4,489	56	1,969	4,545	6,515	175	Oct-04	Jun-07	2–43 years
Dallas — Las Colinas — Meadow Creek Dr.	TX	(1)	2,053	4,445	43	2,053	4,487	6,541	219	Jan-98	Jun-07	2–41 years
Dallas — Lewisville	TX	(1)	706	4,677	16	706	4,693	5,398	168	Dec-98	Jun-07	2–36 years
Dallas — Market Center	TX	(1)	1,473	6,577	24	1,473	6,601	8,074	244	Sep-97	Jun-07	2–40 years
Dallas — Mesquite	TX	(1)	1,637	2,655	54	1,637	2,709	4,347	124	Jan-98	Jun-07	2–39 years
Dallas — North — Park Central	TX	(1)	1,736	3,637	46	1,736	3,683	5,419	138	Oct-04	Jun-07	2–43 years
Dallas — Plano	TX	(1)	1,317	9,138	44	1,317	9,182	10,500	295	Oct-04	Jun-07	2–43 years
Dallas — Plano — Plano Parkway	TX	(1)	1,208	5,070	21	1,208	5,091	6,298	171	Dec-97	Jun-07	2–40 years
El Paso — Airport	TX	(1)	876	14,578	33	876	14,610	15,487	507	Jan-97	Jun-07	2–35 years
El Paso — West	TX	(1)	896	5,852	32	896	5,885	6,781	190	Dec-97	Jun-07	2–40 years
Fort Worth — City View	TX	(1)	875	6,739	20	875	6,758	7,634	228	Jul-98	Jun-07	2–41 years
Fort Worth — City View	TX	(1)	872	9,606	50	872	9,656	10,529	327	May-98	Jun-07	2–37 years
Fort Worth — Fossil Creek	TX	(1)	614	5,779	15	614	5,794	6,408	213	Oct-98	Jun-07	2–41 years
Fort Worth — Fossil Creek	TX	(1)	669	4,852	51	669	4,904	5,573	182	Dec-98	Jun-07	2–39 years
Houston — Galleria	TX	(1)	953	10,658	38	953	10,695	11,648	337	Mar-99	Jun-07	2–40 years
Houston — Greenspoint	TX	(1)	1,288	3,408	31	1,288	3,439	4,727	120	Jul-98	Jun-07	2–41 years
Houston — Greenway Plaza	TX	(1)	1,009	10,025	31	1,009	10,056	11,065	349	Sep-98	Jun-07	2–36 years
Houston — Katy Freeway	TX	(1)	1,141	5,761	47	1,141	5,807	6,948	201	Apr-99	Jun-07	2–37 years
Houston — Med. Ctr. — Reliant Pk. — Braeswood Blvd.	TX	(1)	1,394	15,130	36	1,394	15,166	16,560	473	Oct-04	Jun-07	2–43 years
Houston — Med. Ctr. — Reliant Pk. — La Concha Ln.	TX	(1)	1,080	7,663	42	1,080	7,705	8,785	263	Dec-97	Jun-07	2–40 years
Houston — NASA	TX	(1)	1,663	9,209	33	1,663	9,242	10,905	301	Sep-98	Jun-07	2–39 years
Houston — NASA — Bay Area Blvd.	TX	(1)	1,181	10,971	48	1,181	11,019	12,200	327	Oct-04	Jun-07	2–43 years
Houston — Northwest	TX	(1)	1,273	6,242	42	1,273	6,284	7,557	216	Sep-97	Jun-07	2–40 years
Houston — Northwest	TX	(1)	1,237	4,355	41	1,237	4,396	5,634	172	Jun-98	Jun-07	2–39 years
Houston — Stafford	TX	(1)	1,571	4,141	36	1,571	4,177	5,748	138	Oct-04	Jun-07	2–43 years
Houston — The Woodlands	TX	(1)	731	9,033	50	731	9,082	9,813	295	Jun-98	Jun-07	2–39 years
Houston — West Oaks	TX	(1)	1,384	4,920	33	1,384	4,953	6,337	188	May-98	Jun-07	2–39 years
Houston — Westchase	TX	(1)	908	9,114	38	908	9,152	10,060	283	Dec-97	Jun-07	2–40 years
Houston — Westchase	TX	(1)	1,136	6,384	36	1,136	6,419	7,555	203	Dec-98	Jun-07	2–41 years
Houston — Willowbrook	TX	(1)	1,202	6,492	43	1,202	6,536	7,737	214	Dec-98	Jun-07	2–41 years
Laredo — Del Mar	TX	(1)	1,199	10,424	15	1,199	10,439	11,638	329	Aug-01	Jun-07	2–39 years
Lubbock — Southwest	TX	(1)	482	7,115	28	482	7,143	7,625	369	Apr-02	Jun-07	2–43 years
San Antonio — Colonnade	TX	(1)	1,626	9,325	9	1,626	9,335	10,961	302	Feb-98	Jun-07	2–41 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Waco — Woodway	TX	(1)	396	9,137	15	396	9,151	9,548	387	Oct-01	Jun-07	2–39 years
Salt Lake City — Sandy	UT	(1)	1,061	10,102	19	1,061	10,120	11,182	324	Jan-98	Jun-07	2–39 years
Salt Lake City — Union Park	UT	(1)	1,323	9,167	80	1,323	9,247	10,570	323	Sep-97	Jun-07	2–35 years
Salt Lake City — West Valley Center	UT	(1)	1,351	11,081	26	1,351	11,107	12,459	509	Aug-97	Jun-07	2–38 years
Chesapeake — Churchland Blvd.	VA	(1)	572	8,112	19	572	8,131	8,702	287	Jun-06	Jun-07	2–43 years
Chesapeake — Crossways Blvd.	VA	(1)	1,063	14,361	139	1,063	14,500	15,563	586	Aug-96	Jun-07	2–34 years
Chesapeake — Greenbrier Circle	VA	(1)	410	13,119	15	410	13,134	13,544	460	Jun-06	Jun-07	2–43 years
Hampton — Coliseum	VA	(1)	3,394	5,158	22	3,394	5,180	8,575	207	Jun-03	Jun-07	2–41 years
Lynchburg — University Blvd.	VA	(1)	962	9,937	21	962	9,957	10,919	344	Aug-03	Jun-07	2–41 years
Newport News — I-64—Jefferson Avenue	VA	(1)	869	5,903	20	869	5,923	6,792	196	Jul-97	Jun-07	2–40 years
Newport News — Oyster Point	VA	(1)	892	5,571	47	892	5,618	6,511	255	Dec-96	Jun-07	2–34 years
Richmond — I-64—West Broad Street	VA	(1)	209	9,543	28	209	9,571	9,780	385	Dec-97	Jun-07	2–35 years
Richmond — I-64—West Broad Street	VA	(1)	630	10,090	24	630	10,114	10,744	315	Apr-99	Jun-07	2–42 years
Richmond — Innsbrook	VA	(1)	878	5,963	32	878	5,995	6,873	198	Jul-97	Jun-07	2–40 years
Roanoke — Airport	VA	(1)	191	5,174	12	191	5,186	5,377	188	Feb-98	Jun-07	2–41 years
Virginia Beach — Independence Blvd.	VA	(1)	2,386	12,036	40	2,386	12,076	14,462	473	Sep-96	Jun-07	2–34 years
Washington, D.C. — Alexandria	VA	(1)	3,621	19,247	19	3,621	19,267	22,888	753	Jan-99	Jun-07	2–40 years
Washington, D.C. — Centreville — Manassas	VA	(1)	3,655	8,839	10	3,655	8,849	12,503	351	Jan-04	Jun-07	2–42 years
Washington, D.C. — Chantilly	VA	(1)	2,293	15,941	13	2,293	15,954	18,247	528	Mar-00	Jun-07	2–38 years
Washington, D.C. — Chantilly	VA	(1)	3,734	9,821	14	3,734	9,835	13,568	288	Feb-98	Jun-07	2–41 years
Washington, D.C. — Fairfax	VA	(1)	2,297	13,632	239	2,297	13,871	16,168	464	Mar-00	Jun-07	2–38 years
Washington, D.C. — Fairfax	VA	(1)	4,220	11,333	25	4,220	11,358	15,578	328	Jun-99	Jun-07	2–42 years
Washington, D.C. — Herndon	VA	(1)	2,376	13,262	21	2,376	13,283	15,659	464	Jan-05	Jun-07	2–43 years
Washington, D.C. — Springfield	VA	(1)	2,964	23,917	(3)	2,964	23,914	26,878	674	Jan-04	Jun-07	2–42 years
Washington, D.C. — Sterling	VA	(1)	2,470	13,128	12	2,470	13,140	15,609	410	Jul-98	Jun-07	2–39 years
Olympia — Tumwater	WA	(1)	2,728	9,183	28	2,728	9,211	11,939	292	Jan-01	Jun-07	2–39 years
Portland — Vancouver	WA	(1)	1,184	8,960	42	1,184	9,001	10,185	294	Sep-97	Jun-07	2–38 years
Seattle — Bellevue	WA	(1)	4,813	19,697	108	4,813	19,805	24,618	660	Jan-98	Jun-07	2–36 years
Seattle — Bothell	WA	(1)	1,665	13,440	17	1,665	13,457	15,122	417	May-01	Jun-07	2–39 years
Seattle — Bothell	WA	(1)	2,048	16,976	10	2,048	16,987	19,034	491	Dec-98	Jun-07	2–41 years
Seattle — Everett	WA	(1)	1,233	10,514	61	1,233	10,575	11,809	339	Apr-97	Jun-07	2–38 years
Seattle — Everett	WA	(1)	2,294	10,185	7	2,294	10,193	12,487	321	May-99	Jun-07	2–42 years
Seattle — Federal Way	WA	(1)	1,333	6,909	29	1,333	6,938	8,271	232	Aug-99	Jun-07	2–37 years
Seattle — Kent	WA	(1)	1,777	8,140	15	1,777	8,155	9,932	270	Sep-98	Jun-07	2–39 years
Seattle — Kent — Des Moines	WA	(1)	1,777	4,690	24	1,777	4,714	6,492	172	Sep-98	Jun-07	2–39 years
Seattle — Lynnwood	WA	(1)	2,097	10,659	17	2,097	10,676	12,773	346	Feb-98	Jun-07	2–39 years
Seattle — Mukilteo	WA	(1)	1,560	12,176	12	1,560	12,188	13,748	372	Mar-02	Jun-07	2–40 years
Seattle — Northgate	WA	(1)	1,688	11,972	20	1,688	11,993	13,681	367	Dec-02	Jun-07	2–40 years
Seattle — Renton	WA	(1)	2,888	10,434	47	2,888	10,481	13,369	332	Jun-98	Jun-07	2–41 years
Seattle — Tukwila	WA	(1)	1,481	6,773	45	1,481	6,818	8,299	242	Jan-97	Jun-07	2–35 years
Spokane — Valley	WA	(1)	566	4,705	33	566	4,738	5,304	169	May-98	Jun-07	2–39 years
Tacoma — Fife	WA	(1)	1,333	8,299	12	1,333	8,311	9,644	269	Oct-97	Jun-07	2–38 years
Tacoma — Hosmer	WA	(1)	1,273	6,311	22	1,273	6,333	7,606	208	Jan-99	Jun-07	2–40 years
Tacoma — Puyallup	WA	(1)	1,742	6,563	18	1,742	6,581	8,323	226	Nov-98	Jun-07	2–39 years
Tacoma — South	WA	(1)	1,541	9,865	17	1,541	9,882	11,423	318	May-98	Jun-07	2–39 years
Appleton — Fox Cities	WI	(1)	316	5,798	18	316	5,816	6,133	193	Jun-97	Jun-07	2–38 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,	Improvements		Buildings,			Date of		Depreciation in
				Improvements and	and Related		Improvements and			Construction or		Latest Income
				Related Personal	Personal		Related Personal		Accumulated	Initial	Date	Statement is
Property/City	State	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Acquisition	Acquired	Computed
Madison — West	WI	(1)	858	7,906	18	858	7,924	8,782	261	Sep-98	Jun-07	2–39 years
Madison — West	WI	(1)	872	5,730	22	872	5,751	6,623	193	Sep-98	Jun-07	2–41 years
Milwaukee — Waukesha	WI	(1)	463	10,246	112	463	10,358	10,821	333	Aug-97	Jun-07	2–38 years
Milwaukee — Wauwatosa	WI	(1)	1,339	12,793	36	1,339	12,829	14,168	417	Jun-97	Jun-07	2–38 years
Ottawa — Downtown	ON	(1)	312	30,293	62	312	30,355	30,666	995	Oct-05	Jun-07	2–43 years
Toronto — Vaughan	ON	(1)	1,149	34,395	333	1,149	34,728	35,877	1,004	Jul-06	Jun-07	2–43 years
St. John’s — Downtown	NF	(1)	1,190	12,390	31	1,190	12,421	13,611	471	Jul-06	Jun-07	2–43 years
Office Building — Spartanburg, SC	SC	(1)	—	10,667	187	—	10,854	10,854	422	Jun-03	Jun-07	2–16 years

			$989,908	$4,835,796	$25,151	$989,908	$4,860,946	$5,850,854	$170,424

(1) - Real estate pledged as collateral on the $7.4 billion mortgage and mezzanine debt of BHAC.
The following schedule reconciles the historical cost and accumulated depreciation as follows (in thousands):

	Historical	Accumulated
	Cost	Depreciation
Balance at June 11, 2007	$5,825,704	$—

Additions	25,151	—

Deprecation expense	—	170,424

Balance at December 31, 2007	$5,850,854	$170,424

EXHIBIT INDEX

Exhibit
Number	Description

10.81	Equity Purchase Agreement dated as of December 31, 2007, by and between Jeffrey A. Patterson, and Prime Office Company LLC.

21.1	Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

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