Form 10-Q
period 2008-03-31
PRIME GROUP REALTY TRUST
filed 2008-07-30
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company in Rule 12b–2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non–Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On June 30, 2008, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10–Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31	December 31
	2008	2007
Assets
Real estate:
Land	$82,288	$89,661
Building and improvements	333,341	351,782
Tenant improvements	58,956	60,709
Furniture, fixtures and equipment	1,123	1,098

	475,708	503,250
Accumulated depreciation	(54,126)	(52,857)

	421,582	450,393
In–place lease value, net	13,591	15,035
Above–market lease value, net	15,065	16,396

	450,238	481,824

Property held for sale	3,705	3,691
Investments in unconsolidated entities	5,628	87,741
Cash and cash equivalents	33,168	37,893
Receivables, net of allowance for doubtful accounts of $1,239 at March 31, 2008 and $1,074 at December 31, 2007, respectively:
Tenant	1,104	402
Deferred rent	10,903	9,857
Other	1,225	1,204
Restricted cash escrows	45,114	41,696
Deferred costs, net	15,588	10,939
Other	416	639

Total assets	$567,089	$675,886

Liabilities and Shareholders’ Equity (Deficit)
Mortgage notes payable	$488,349	$564,877
Mortgage notes payable related to property held for sale	3,003	3,033
Liabilities related to property held for sale	183	165
Accrued interest payable	1,240	2,106
Accrued real estate taxes	14,501	19,871
Accrued tenant improvement allowances	7,019	10,337
Accrued environmental remediation liabilities	15,889	4,467
Accounts payable and accrued expenses	7,797	8,635
Liabilities for leases assumed	3,689	3,958
Below–market lease value, net	6,953	7,442
Dividends payable	2,250	2,250
Other	8,095	8,418

Total liabilities	558,968	635,559
Minority interests:
Operating Partnership	98,265	65,040
Shareholders’ equity (deficit):
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	109,389	109,039
Distributions in excess of earnings	(199,575)	(133,794)

Total shareholders’ equity (deficit)	(90,144)	(24,713)

Total liabilities and shareholders’ equity (deficit)	$567,089	$675,886

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31
	2008	2007
Revenue:
Rental	$11,271	$12,566
Tenant reimbursements	8,930	8,688
Other property revenues	1,590	1,698
Services Company revenue	235	965

Total revenue	22,026	23,917

Expenses:
Property operations	8,224	7,610
Real estate taxes	4,738	5,377
Depreciation and amortization	6,717	7,594
General and administrative	1,597	1,686
Services Company operations	334	740

Total expenses	21,610	23,007

Operating income	416	910
Interest and other income	923	329
Loss from investments in unconsolidated joint ventures	(60,354)	(524)
Interest:
Expense	(9,345)	(7,814)
Amortization of deferred financing costs	(239)	(220)
Gain on sales of real estate and joint venture interests	39,194	—

Loss from continuing operations before minority interests	(29,405)	(7,319)
Minority interests	(30,777)	9,485

(Loss) income from continuing operations	(60,182)	2,166
Discontinued operations, net of minority interests of $(95) and $(836) in 2008 and 2007, respectively	1	7

Net (loss) income	(60,181)	2,173
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(62,431)	$(77)

Basic and diluted earnings available to common shares per weighted—average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(264.00)	$(0.36)
Discontinued operations, net of minority interests	—	0.03

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(264.00)	$(0.33)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2008	2007
Operating activities
Net (loss) income	$(60,181)	$2,173
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of mortgage notes payable	(324)	(343)
Amortization of above/below–market lease value (included in rental revenue)	810	1,000
Amortization of in–place lease value	1,358	2,436
Provision for doubtful accounts	494	203
Gain on sales of real estate and joint venture interests	(39,194)	–
Depreciation and amortization (including discontinued operations of $107 in 2007)	5,598	5,485
Net equity in loss from investments in unconsolidated joint ventures	60,354	524
Minority interests (including discontinued operations of $95 and $836 in 2008 and 2007, respectively)	30,872	(8,649)
Net changes in other operating assets and liabilities:
Accounts receivable	(2,179)	(1,110)
Other assets	223	846
Accrued interest payable	(866)	(5)
Accrued real estate taxes	(4,353)	(4,668)
Accounts payable and accrued expenses, including environmental remediation liabilities	(1,789)	(1,438)
Other liabilities	(311)	520

Net cash used in operating activities	(9,488)	(3,026)

Investing activities
Capital expenditures for real estate and equipment	(3,902)	(3,448)
Proceeds from sale of real estate and joint venture interests	97,037	—
Change in restricted cash escrows	(4,019)	4,987
Leasing costs	(501)	(214)

Net cash provided by investing activities	88,615	1,325

Financing activities
Financing costs	(4,721)	(506)
Proceeds from mortgages and notes payable	138,000	—
Repayment of mortgages and notes payable (including discontinued operations of $15 and $14 in 2008 and 2007, respectively)	(214,234)	(464)
Dividends paid to Series B – preferred shareholders	(2,250)	(4,500)
Dividends paid to common shareholder	(27)	—
Contributions from minority interests – operating partnership	2,353	—
Distributions to minority interests – operating partnership	(2,973)	—

Net cash used in financing activities	(83,852)	(5,470)

Net decrease in cash and cash equivalents	(4,725)	(7,171)
Cash and cash equivalents at beginning of period	37,893	60,111

Cash and cash equivalents at end of period	$33,168	$52,940

Other information
Interest paid	$10,368	$8,075
Income taxes paid	25	34
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on July 23, 2008.
As of March 31, 2008, we have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, one industrial property, a joint venture interest in one office property located in Phoenix, Arizona (which is leased through operating leases to unrelated third parties), and a membership interest in an unconsolidated entity which owns extended-stay hotel properties.
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

2. Formation and Organization (continued)
Effective on November 16, 2005, Prime Office transferred 5,512,241 common units in the Operating Partnership to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units in the Operating Partnership.
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
3. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We have adopted the provisions of SFAS No. 157 and it did not have a material impact to our Company’s financial position or results of operation.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We have elected not to adopt the provisions of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply the provisions of FAS 157-2 beginning on January 1, 2009.

4. Mortgage Notes Payable
330 N. Wabash Avenue Refinancing. On March 18, 2008, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold (the “Office Property”), see Note 10 — Recent Developments — 330 N. Wabash Avenue Hotel Sale for more detail, consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and our subsidiary who is the borrower of the Loans, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).
Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A, provided that 330 LLC may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year. If 330 LLC negates the Loan A Lender’s call options as described above, Loan A will bear interest at a rate equal to the 30-day London Interbank Offer Rate plus a market-based spread not to exceed 4.50% per year for the remainder of the term of Loan A. Loan A may be prepaid in whole during the first two years with a prepayment premium, and may be prepaid thereafter at par. Payments of interest are due monthly and the principal amount of Loan A amortizes at $1,000 per year for the first five years of the term of Loan A. For the remainder of its term, Loan A amortizes based on a 25 year amortization schedule with equal monthly installments of principal and interest. Loan A is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
Loan B matures on March 31, 2013. The initial advance of Loan B bears interest at a fixed rate of 7.95% per year. Subsequent advances will bear interest at a rate equal to the 30-day London Interbank Offer Rate plus 4.62%. Loan B may not be prepaid during the first year; thereafter, it is payable in whole subject to a yield maintenance payment. Payments of interest only are due monthly and there is no required principal amortization. Loan B is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
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
The Loans required the establishment of various customary and negotiated leasing, tenant improvements, real estate tax, ground lease rent, capital improvements, debt service and insurance reserves, all as more fully set forth in the loan documents, and totaling $6.5 million at closing (not including the escrows with the title insurance company referred to below). Net cash flow from the Office Property and the Parking Garage will be deposited into the escrows to fund future leasing, capital improvements and other costs relating to the Office Property and the Parking Garage.
Total interest paid on mortgage notes payable was $10.4 million and $8.1 million for the three months ended March 31, 2008 and 2007, respectively. No capitalization of interest occurred in the three months ended March 31, 2008 and 2007.

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
During 2006 the Internal Revenue Service began an examination of the tax returns for Prime Group Realty, L.P. for the years 2003 and 2004 as well as 180 N. LaSalle, L.L.C. for the year 2004. We expect those examinations to be concluded and settled during the third quarter of 2008. As of March 31, 2008, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
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
7. Property Held For Sale
As of March 31, 2008, we have classified our 1051 North Kirk Road property, a 120,004 square foot industrial property located in Batavia, Illinois, as held for sale. On May 16, 2007, we received notice from the tenant of their election to exercise the option in their lease to purchase the property for a sales price of $4.1 million. We closed on the sale of this property on May 2, 2008 and recognized a book gain of $0.5 million during the second quarter of 2008.
Property held for sale at March 31, 2008 and December 31, 2007 represents our historical cost basis as adjusted for fair value for certain assets related to this property (dollars in thousands):

	March 31	December 31
	2008	2007
Real estate, net	$3,211	$3,211
Cash and cash equivalents	5	—
Deferred rent receivables	100	92
In-place lease value net	255	255
Above-market lease value, net	132	132
Deferred costs, net	2	1

Property held for sale	$3,705	$3,691

In addition, certain liabilities related to this property at March 31, 2008 and December 31, 2007 have also been reclassified (dollars in thousands):

	March 31	December 31
	2008	2007
Mortgage note payable	$3,003	$3,033
Accrued real estate taxes	137	110
Other liabilities	46	55

Mortgage note payable and liabilities related to property held for sale	$3,186	$3,198

8. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our March 31, 2008 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 1051 North Kirk Road property (which we sold in May 2008), our Narco River Business Center property (which we sold in May 2007) and the residual effects related to properties sold in prior years (dollars in thousands):

	Three months ended
	March 31
	2008	2007

Rental revenue	$107	$304
Tenant reimbursements	30	153
Other property income	1	1,091

Total revenue	138	1,548

Property operations	14	14
Real estate taxes	28	474
Depreciation and amortization	—	107
Interest expense	—	110

Total expenses	42	705

Income before minority interests	96	843
Minority interests	(95)	(836)

Discontinued operations	$1	$7

9. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants. As of March 31, 2008, we are in compliance with the requirements of all of these financial and non-financial covenants.
10. Recent Developments
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
The United Building Sale. On January 7, 2008, we completed the sale of our 50.0% common joint venture interest in The United Building located at 77 West Wacker Drive in Chicago, Illinois to our joint venture partner. The sale price was $50.0 million, subject to customary pro-rations and adjustments. We recognized a gain of $29.4 million and we used $18.8 million of the net proceeds to retire the outstanding balance on two Citicorp USA, Inc. (“Citicorp”) mezzanine loans.

10. Recent Developments (continued)
Two of the Company’s subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for The United Building through January 6, 2013, subject to the terms of the agreement, including the owner’s right to terminate the agreement early upon 30 days notice.
BHAC Capital IV, L.L.C. In January 2008, our subsidiary PGRT ESH, Inc. (“PGRT ESH”) was informed that BHAC Capital IV, L.L.C. (“BHAC”) was temporarily suspending distributions on the membership units in BHAC held by PGRT ESH, and the suspension was estimated to last through 2008. The first quarter 2008 debt service on the non-recourse loan in the original principal amount of $120.0 million from Citicorp to PGRT ESH (the “Citicorp Loan”), was funded with the proceeds of a $2.3 million capital contribution by Prime Office to us and then from us to PGRT ESH. The Citicorp Loan is non-recourse to us but has been guaranteed by the Chairman of our Board, David Lichtenstein, and Lightstone Holdings, LLC.
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in such case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to in Note 4 — 330 N. Wabash Avenue Refinancing, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to in Note 4.

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three months ended March 31, 2008 and 2007 (dollars in thousands, except for per share amounts):

	Three months ended
	March 31
	2008	2007
Numerator:
Loss from continuing operations before minority interests	$(29,405)	$(7,319)
Minority interests	(30,777)	9,485
Net income allocated to preferred distributions	(2,250)	(2,250)

Loss before discontinued operations	(62,432)	(84)
Discontinued operations, net of minority interests	1	7

Numerator for earnings per share — loss available to common shares	$(62,431)	$(77)

Denominator:
Weighted-average common shares	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—
Nonvested employee stock grants	—	—

Adjusted weighted-average common shares and assumed conversions	236,483	236,483

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(264.00)	$(0.36)
Discontinued operations, net of minority interests	—	0.03

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(264.00)	$(0.33)

12. Investments in Unconsolidated Joint Ventures
We have investments in one joint venture and a membership interest in an unconsolidated entity which owns extended-stay hotel properties which we account for under the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of Extended Stay, Inc. (“ESH”), from Lightstone Holdings, LLC, an affiliate of Lightstone. The purchase price was fully-funded with a non-recourse loan from Citicorp. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
Our interest in BHAC at March 31, 2008 was valued at $5.6 million (included in Investments In Unconsolidated Entities). Our share of the BHAC’s operations, assuming a hypothetical liquidation at March 31, 2008, was a loss of $60.4 million for the three months ended March 31, 2008.

12. Investments in Unconsolidated Joint Ventures (continued)
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

March 31
2008
(dollars in thousands)
Real estate, at cost (net):	$5,611,806
Other assets	2,132,703

Total assets	$7,744,509

Mortgage notes and other loans payable	$7,411,014
Other liabilities	137,977
Total members’ capital	195,518

Total liabilities and members’ capital	$7,744,509

For the three- month
period ending
March 31, 2008
(dollars in thousands)
Total revenue	$210,733
Total expenses	(298,493)

Net loss	$(87,760)

The United Building. On January 7, 2008, we completed the sale of our 50.0% common joint venture interest in The United Building located at 77 West Wacker Drive in Chicago, Illinois, to our joint venture partner. The sale price was $50.0 million, subject to customary pro-rations and adjustments. We recognized a gain of $29.4 million and we used $18.8 million of the net proceeds to retire the outstanding balance on two Citicorp mezzanine loans. Our share of the venture’s operations was a loss of $0.5 million for the three months ended March 31, 2007.
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2008 and December 31, 2007 was a deficit investment of $5,000 and $3,000 (included in Investments in unconsolidated entities), respectively. Our share of the venture’s operations was a loss of $2,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively (included in Loss from investments in unconsolidated joint ventures).
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At March 31, 2008, this escrow had a balance of $1.03 million.

14. Commitments and Contingencies (continued)
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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $15.9 million related to asbestos abatement as of March 31, 2008.
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

14. Commitments and Contingencies (continued)
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
On January 10, 2006, the Operating Partnership and certain other parties, including Mr. Casati and Mr. Heise, restructured the ownership structure of Continental Towers and amended and restated the Tax Indemnity Agreement to, among other things, (a) create an undivided tenant in common ownership structure whereby (i) Continental Towers, L.L.C. (“64.0% Owner”) held an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”) held an undivided 36.0% interest in the property; (b) reduce the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million; and (c) remove Mr. Casati from the ownership structure of Continental Towers and release the Operating Partnership from any liability to Mr. Casati under the Tax Indemnity Agreement. The Operating Partnership paid Mr. Casati $4.2 million in connection with this transaction to obtain a release of the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. Mr. Heise’s interest in the Property was limited to a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”). The Operating Partnership also transferred its interest in the Mortgage Note to our wholly-owned subsidiary, PGRT Equity, LLC (“Prime Equity”).
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

14. Commitments and Contingencies (continued)
Under the Amended Tax Indemnity Agreement and the operating agreement of the New 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise’s consent rights relate to the following actions: (1) sale or disposition of the Continental Towers property or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers property; (3) amendments to the Mortgage Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth as defined in the agreement of at least $100.0 million (which is currently $156.9 million as calculated pursuant to the agreement) or (y) we deposit security in the amount of the potential tax payment which would be due by Mr. Heise, grossed-up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we are required to pay the amount of the tax, on a grossed-up basis, to Mr. Heise. In the event that our net worth as defined in the agreement falls below $50.0 million (which is currently $156.9 million as calculated pursuant to the agreement), then Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000.
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.6 million has been received through March 31, 2008. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $40.8 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at March 31, 2008 and December 31, 2007 includes $3.4 million and $3.5 million, respectively, related to the Citadel Reimbursement Obligation which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.

14. Commitments and Contingencies (continued)
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2007, this lease has a remaining estimated gross rental obligation of approximately $1.3 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.3 million and $0.4 million in liabilities for leases assumed at March 31, 2008 and December 31, 2007, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.
15. Subsequent Events
On May 2, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend has a record date of July 10, 2008 and a payment date of July 31, 2008.
In addition, on May 2, 2008, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and our 236,483 common shares, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008.
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of the London Interbank Offered Rate (“LIBOR”) plus 2.0% and has an interest rate collar that contains an interest rate ceiling of 6.5% and an interest rate floor of 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule.
BHAC Capital IV, L.L.C. Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) Citicorp’s base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC, an entity that owns 100% of ESH. The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent companies. In addition, affiliates of Guarantors recently repaid $25.0 million of principal of the loan and since January 1, 2008, because BHAC stopped paying distributions on PGRT’s interests, have been paying the debt service on the loan, all as capital contributions to the Company and, in turn, to PGRT ESH.
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
On July 24, 2008, Park Avenue Funding, LLC, an affiliate of Lightstone, transferred 5,512,241 common units in the Operating Partnership to Prime Office. Subsequent to the transfer, Prime Office owns 99.1% of the outstanding common units in the Operating Partnership and PGRT owns 0.9% of the outstanding common units in the Operating Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2008.
Among the matters about which we have made assumptions in connection with these forward-looking statements are the following:
•	future economic and market conditions which may impact the demand for office and industrial space either at current or increased levels;
•	the extent of any tenant bankruptcies or defaults that may occur;
•	our continuing ability to conduct our operations in substantially the same manner as we historically have;
•	our ability or inability to renew existing tenant leases and lease up vacant space;
•	prevailing interest rates;
•	the effect of inflation and other factors on operating expenses and real estate taxes;
•	our ability to minimize various expenses as a percentage of our revenues; and
•	the availability of, and our ability to consummate financing, refinancing and capital transactions.
In addition, historical results and percentage relationships set forth in this Quarterly Report on Form 10-Q are not necessarily indicative of future operations.
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of March 31, 2008, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.4 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties. In addition, we are also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois, and the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois.

All of our properties, except one joint venture property and excluding our membership interest in ESH, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. Our joint venture property is located in Arizona.
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
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first quarter of 2008 and at the end of each quarter of 2007, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	March 31	December 31	September 30	June 30	March 31
	2008	2007	2007	2007	2007

Portfolio Total	81.9%	74.9%	74.5%	76.3%	80.2%

Unconsolidated Joint Venture Properties	56.4%	83.7%	80.8%	90.0%	92.1%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 — 1996 standards established by the Building Owners and Managers Association (“BOMA”). Minor variations in occupancy resulted from this change.
The increase in occupancy as of March 31, 2008 in our portfolio total was due to the sale of floors 2-13 at our 330 N. Wabash Avenue property which increased the occupancy percentage at this property from 66.5% at December 31, 2007 to 86.2% at March 31, 2008. The occupancy percentage at March 31, 2008 at our joint venture properties represents our joint venture interest in Plumcor Thistle.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $1.2 million and $1.1 million at March 31, 2008 and December 31, 2007, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at March 31, 2008 and December 31, 2007, were $3.7 million and $4.0 million, respectively.
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
At March 31, 2008, we determined that no impairments were necessary. In evaluating our other long-lived assets used in operations for impairment at March 31, 2008, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations
Comparison of the three months ended March 31, 2008 to March 31, 2007
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2008	2007	$ Change	% Change
Property revenues	$21,791	$22,952	$(1,161)	(5.1)%
Services Company revenues	235	965	(730)	(75.6)

Total revenues	22,026	23,917	(1,891)	(7.9)

Property operating expenses	12,962	12,987	(25)	(0.2)
Depreciation and amortization	6,717	7,594	(877)	(11.5)
General and administrative	1,597	1,686	(89)	(5.3)
Services Company operations	334	740	(406)	(54.9)

Total expenses	21,610	23,007	(1,397)	(6.1)

Operating income	416	910	(494)	(54.3)
Interest and other income	923	329	594	180.5
Loss from investments in unconsolidated joint ventures	(60,354)	(524)	(59,830)	(11,417.9)
Interest:
Expense	(9,345)	(7,814)	(1,531)	(19.6)
Amortization of deferred financing costs	(239)	(220)	(19)	(8.6)
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—

Loss from continuing operations before minority interests	(29,405)	(7,319)	(22,086)	(301.7)
Minority interests	(30,777)	9,485	(40,262)	(424.4)

(Loss) income from continuing operations	(60,182)	2,166	(62,348)	(2,878.4)
Discontinued operations, net of minority interests	1	7	(6)	(85.7)

Net (loss) income	$(60,181)	$2,173	$(62,354)	(2,869.5)%

Property Revenues. The decrease of $1.2 million in property revenues was primarily attributable to decreased occupancy at our 330 N. Wabash Avenue ($0.5 million), Continental Towers ($0.5 million) and 800-810 Jorie Boulevard ($0.4 million) properties.
Services Company Revenues. The decrease of $0.7 million in our Services Company revenues during the first quarter of 2008 was primarily due to leasing commission income in the first quarter of 2007 as a result of increased leasing activity at The United Building that did not occur in the same period of 2008.
Property Operating Expenses. The change in property operating expenses was primarily attributable to adjustments to real estate tax projections ($0.6 million) for our properties. These were partially offset by increases in utility rates ($0.3 million) and snow removal costs ($0.2 million) for our properties.
Depreciation and Amortization. The decrease of $0.9 million in depreciation and amortization was primarily attributable to the expiration of a lease at our 330 N. Wabash Avenue property in May 2007, at which time the tenant related assets became fully depreciated ($0.4 million), the downsizing of a space leased to a tenant at our 800-810 Jorie Boulevard property ($0.2 million) and various other lease expirations at our properties resulting in decreased depreciation and amortization ($0.3 million).

Services Company Operations. The decrease of $0.4 million in Services Company operations was primarily due to a reduction in the provision for income taxes of $0.2 million due to decreased profitability in the first quarter of 2008. In addition, expenses decreased $0.2 million due to the January 7, 2008 sale of our 50% joint venture interest in The United Building.
Loss From Investments in Unconsolidated Joint Ventures. The increase of $59.8 million in loss from investments in unconsolidated joint ventures was primarily due to the allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($60.4 million). This was partially offset by reduced losses ($0.5 million) due to the sale of our joint venture interest in The United Building.
Interest Expense. The increase of $1.5 million in interest expense was primarily due to an additional $2.4 million in interest expense recognized during the first three months of 2008 related to the Citicorp Loan associated with our June 2007 investment in the entity that owns ESH. This increase was partially offset by a $0.6 million reduction in interest expense related to the final portion of the PGRT Equity loan that was retired in connection with the sale of our joint venture interest in The United Building.
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
Cash Flows from Operating Activities. Net cash used in operating activities was $9.5 million for the three months ended March 31, 2008 compared to $3.0 million for the three months ended March 31, 2007 — an increase of $6.5 million. This change was primarily due to a $2.3 million reduction of rental and tenant reimbursements receipts due to lower occupancy, primarily at our 330 N. Wabash Avenue, Continental Towers and 800-810 Jorie Boulevard properties, a $1.5 million decrease in rents received in advance in the first quarter of 2008 and a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property.
Cash Flows from Investing Activities. Net cash provided by investing activities was $88.6 million for the three months ended March 31, 2008 compared to $1.3 million for the three months ended March 31, 2007 — an increase of $87.3 million. During the first quarter of 2008, we received $97.0 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building and $45.9 million from the partial sale of our 330 N. Wabash Avenue property). This increase was partially offset by a net of $4.0 million in additional deposits made into our restricted cash and escrow accounts during the first quarter of 2008, as compared to the first quarter of 2007, when a net of $5.0 million became unrestricted and available for use from these accounts.

Cash Flows from Financing Activities. Net cash used in financing activities was $83.9 million for the three months ended March 31, 2008 compared to $5.5 million for the three months ended March 31, 2007 — an increase of $78.4 million. During the first quarter of 2008, we refinanced the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan and retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans. We paid $4.7 million and $0.5 million in financing costs during the three months ended March 31, 2008 and 2007, respectively. In addition, we paid dividends totaling $5.3 million in the first quarter of 2008 compared to $4.5 million in the first quarter of 2007. We received $2.4 million in capital contributions from Lightstone in the first quarter of 2008; no amounts were received during the same period of 2007.
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
Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. For the remainder of 2008, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2008, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2008, these accounts totaled $45.1 million. These escrows relate to the $12.7 million escrow for capital and tenant improvements, the $6.1 million escrow representing lease obligations, the $6.0 million escrow for real estate taxes and insurance, the $1.5 million escrow for depository accounts, the $12.4 million escrow related to environmental remediation and asbestos abatement, and the remaining $6.4 million escrow is reserved for various other purposes.

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of March 31, 2008:

	Payments Due by Period
	(dollars in thousands)
			2009/	2011/	2013 and
Contractual Obligations (A)	Total	2008	2010	2012	Thereafter
Mortgage notes payable (B)	$491,352	$136,456	$36,495	$153,401	$165,000
Interest expense obligation on mortgage notes payable	115,631	19,203	45,167	23,469	27,792
Operating lease obligations	3,276	650	786	442	1,398
Tenant improvement allowances (C)	7,019	7,019	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	41,332	7,816	17,805	15,711	—

Total contractual cash obligations	$658,610	$171,144	$100,253	$193,023	$194,190

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)
These totals represent the fair value of our mortgage notes payable as adjusted in connection with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment of our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the three months ended March 31, 2008, amortization totaled $0.3 million. The actual amount owed to lenders for mortgage notes payable at March 31, 2008, is $488.9 million.

(C)	We have escrows of $5.8 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $33.8 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $6.1 million to fund a portion of this contractual amount at March 31, 2008.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts								2013 and
Other Commercial Commitments	Committed		2008		2009-2010		2011-2012		Thereafter
Tax indemnifications (A)	$14,018		(A	)	(A	)	(A	)	(A	)
Environmental remediation (B)	15,889		9,259		285		6,053		292
Series B Shares (C)	(C	)	4,500		(C	)	(C	)	(C	)

Total commercial commitments	$29,907		$13,759		$285		$6,053		$292

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of March 31, 2008. See Note 14 — Commitments and Contingencies — Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 14 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and a payment date of April 30, 2008. On May 2, 2008 our Board of Trustees declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend has a record date of July 10, 2008 and a payment date of July 31, 2008.

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
Indebtedness. Our aggregate indebtedness had a fair value of $491.4 million at March 31, 2008. This indebtedness had a weighted average maturity of 3.7 years and bore interest at a weighted average interest rate of 6.6% per annum. At March 31, 2008, $371.4 million, or 75.6% of such indebtedness, bore interest at fixed rates, and $120.0 million, or 24.4% of such indebtedness, bore interest at variable rates.

Interest Rate Protection Agreement. We have entered into the following interest rate cap agreements:

	Notional	Capped
	Amount as	LIBOR/
	of March 31	Eurodollar	Effective	Expiration
Loan Associated with	2008	Rate	Date	Date

Continental Towers First Mortgage	$75,000,000	6.5%	5/02/05	5/01/08
Under the terms of the interest rate protection agreements we made no payments in one-time fees during the first three months of 2007 or 2008. We received no amounts for the first three months of 2008 and $0.1 million for the first three months of 2007.
Debt Activity. We paid $0.5 million of principal payments during the first three months of 2008.
Off-Balance Sheet Arrangements
We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any unconsolidated SPE transactions.
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
As of March 31, 2008, approximately $120.0 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2008. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
			(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$15.7	$1.7	$33.1	$153.4	$—	$165.0	$368.9
Weighted-average interest rate — Carrying Value	7.1%	6.4%	8.3%	5.8%	—	6.5%	—

Fixed rate amount — Fair Value	$16.5	$2.7	$33.8	$153.4	$—	$165.0	$371.4
Weighted-average interest rate — Fair Value	7.2%	7.2%	8.3%	5.8%	—	6.5%	—

Variable rate amount	$120.0	$—	$—	$—	$—	$—	$120.0
Weighted-average interest rate	7.1%	—	—	—	—	—	—

(1)
Based upon the rates in effect at March 31, 2008, the weighted-average interest rates on our mortgage notes payable at March 31, 2008 was 6.6%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $1.2 million.

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

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a)	Exhibits:

10.1
Promissory Note A, dated as of March 18, 2008, from 330 N. Wabash Avenue, L.L.C. (“330 N. Wabash”), payable to the order of ING USA Annuity and Life Insurance Company, in the original principal amount of $88.0 million, as filed as exhibit 10.1 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.2
Promissory Note B, dated as of March 18, 2008, from 330 N. Wabash, payable to the order of General Electric Capital Corporation, in the original principal amount of $100.0 million, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.3
Loan Agreement (Loan B), dated as of March 18, 2008, among 330 N. Wabash, the lenders party thereto and General Electric Capital Corporation, as collateral agent (in such capacity, the “Agent”), as filed as exhibit 10.3 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.4
Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.4 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.5
Leasehold Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.5 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.6
Guaranty of Non-Recourse and Environmental Indemnity Obligations, dated as of March 18, 2008, by Prime Group Realty, L.P. (the “Operating Partnership”) in favor of the Agent, as filed as exhibit 10.6 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

10.7
Completion Guaranty, dated as of March 18, 2008, by the Operating Partnership in favor of the Agent, as filed as exhibit 10.7 to our Current Report on Form 8-K (filed March 25, 2008, File No. 001-13589) and incorporated herein by reference.

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

PRIME GROUP REALTY TRUST Registrant
Date: July 29, 2008	/s/ Jeffrey A. Patterson
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