Form 10-Q
period 2008-06-30
PRIME GROUP REALTY TRUST
filed 2008-08-14
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On August 1, 2008, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10-Q

PART I-FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30	December 31
	2008	2007
Assets
Real estate:
Land	$82,292	$89,661
Building and improvements	334,718	351,782
Tenant improvements	61,263	60,709
Furniture, fixtures and equipment	1,123	1,098

	479,396	503,250
Accumulated depreciation	(58,955)	(52,857)

	420,441	450,393
In-place lease value, net	12,367	15,035
Above-market lease value, net	13,855	16,396

	446,663	481,824

Property held for sale	—	3,691
Investments in unconsolidated entities	4	87,741
Cash and cash equivalents	12,766	37,893
Receivables, net of allowance for doubtful accounts of $1,508 and $1,074 at June 30, 2008 and December 31, 2007, respectively:
Tenant	941	402
Deferred rent	12,071	9,857
Other	1,319	1,204
Restricted cash escrows	47,535	41,696
Deferred costs, net	18,410	10,939
Other	711	639

Total assets	$540,420	$675,886

Liabilities and Shareholders’ Equity (Deficit)
Mortgage notes payable	$462,786	$564,877
Mortgage notes payable related to property held for sale	—	3,033
Liabilities related to property held for sale	—	165
Accrued interest payable	1,952	2,106
Accrued real estate taxes	18,980	19,871
Accrued tenant improvement allowances	7,354	10,337
Accrued environmental remediation liabilities	14,858	4,467
Accounts payable and accrued expenses	7,592	8,635
Liabilities for leases assumed	3,456	3,958
Below-market lease value, net	6,448	7,442
Dividends payable	2,250	2,250
Other	6,553	8,418

Total liabilities	532,229	635,559
Minority interests:
Operating Partnership	89,585	65,040
Shareholders’ equity (deficit):
Preferred Shares, $0.01 par value; 30,000,000 shares authorized: Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	141,333	109,039
Distributions in excess of earnings	(222,769)	(133,794)

Total shareholders’ equity (deficit)	(81,394)	(24,713)

Total liabilities and shareholders’ equity (deficit)	$540,420	$675,886

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	June 30
	2008	2007
Revenue:
Rental	$11,272	$14,100
Tenant reimbursements	7,970	8,554
Other property revenues	1,597	1,714
Services Company revenue	370	787

Total revenue	21,209	25,155

Expenses:
Property operations	6,636	7,855
Real estate taxes	4,929	5,099
Depreciation and amortization	6,523	10,481
General and administrative	1,755	1,623
Services Company operations	409	696

Total expenses	20,252	25,754

Operating income (loss)	957	(599)
Interest and other income	293	981
Income (loss) from investments in unconsolidated joint ventures	9	(224)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—
Interest:
Expense	(7,722)	(7,760)
Amortization of deferred financing costs	(341)	(232)

Loss from continuing operations before minority interests	(12,437)	(7,834)
Minority interests	6,839	9,995

(Loss) income from continuing operations	(5,598)	2,161
Discontinued operations, net of minority interests of $(510) and $(2,036) in 2008 and 2007, respectively	4	19

Net (loss) income	(5,594)	2,180
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(7,844)	$(70)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(33.19)	$(0.38)
Discontinued operations, net of minority interests	0.02	0.08

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(33.17)	$(0.30)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30
	2008	2007
Revenue:
Rental	$22,543	$26,666
Tenant reimbursements	16,900	17,242
Other property revenues	3,187	3,412
Services Company revenue	605	1,752

Total revenue	43,235	49,072

Expenses:
Property operations	14,860	15,465
Real estate taxes	9,667	10,476
Depreciation and amortization	13,240	18,075
General and administrative	3,352	3,309
Services Company operations	743	1,436

Total expenses	41,862	48,761

Operating income	1,373	311
Interest and other income	1,216	1,310
Loss from investments in unconsolidated joint ventures	(60,345)	(748)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—
Interest:
Expense	(16,993)	(15,574)
Amortization of deferred financing costs	(580)	(452)
Gain on sales of real estate and joint venture interests	39,194	—

Loss from continuing operations before minority interests	(41,768)	(15,153)
Minority interests	(24,012)	19,480

(Loss) income from continuing operations	(65,780)	4,327
Discontinued operations, net of minority interests of $(531) and $(2,872) in 2008 and 2007, respectively	5	26

Net (loss) income	(65,775)	4,353
Net income allocated to preferred shareholders	(4,500)	(4,500)

Net loss available to common shareholders	$(70,275)	$(147)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(297.19)	$(0.73)
Discontinued operations, net of minority interests	0.02	0.11

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(297.17)	$(0.62)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six months ended
	June 30
	2008	2007
Operating activities
Net (loss) income	$(65,775)	$4,353
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of mortgage notes payable	(601)	(678)
Amortization of above/below-market lease value (included in rental revenue)	1,554	656
Amortization of in-place lease value	2,582	6,059
Gain on sales of real estate and joint venture interests (including discontinued operations of $506 in 2008 and $2,221 in 2007, respectively)	(39,700)	(2,221)
Provision for doubtful accounts	763	735
Depreciation and amortization (including discontinued operations of $128 in 2007	11,238	12,596
Provision for asset impairment from unconsolidated joint ventures	5,633	—
Net equity in loss from investments in unconsolidated joint ventures	60,345	748
Minority interests (including discontinued operations of $(531) and $(2,872) in 2008 and 2007, respectively)	24,543	(16,608)
Net changes in operating assets and liabilities:
Accounts receivable	(3,542)	(1,555)
Other assets	(72)	358
Accrued interest payable	(154)	(54)
Accrued real estate taxes	135	5
Accounts payable and accrued expenses	(3,474)	(1,020)
Other liabilities	(1,960)	(1,162)

Net cash (used in) provided by operating activities	(8,485)	2,212

Investing activities
Capital expenditures for real estate and equipment	(6,887)	(8,736)
Proceeds from sales of real estate and joint venture interests	101,099	4,685
Change in restricted cash escrows	(6,440)	996
Leasing costs	(1,592)	(1,639)
Investment in unconsolidated entities	—	(120,000)

Net cash provided by (used in) investing activities	86,180	(124,694)

Financing activities
Financing costs	(7,394)	(660)
Proceeds from mortgages and notes payable	149,600	120,000
Repayment of mortgages and notes payable (including discontinued operations of $4,264 and $23 in 2008 and 2007, respectively)	(254,123)	(887)
Dividends paid to Series B-preferred shareholders	(4,500)	(6,750)
Dividends paid to common shareholder	(159)	—
Contributions from parent company	31,595	—
Dividends paid to common unit holder	(17,841)	—

Net cash (used in) provided by financing activities	(102,822)	111,703

Net decrease in cash and cash equivalents	(25,127)	(10,779)
Cash and cash equivalents at beginning of period	37,893	60,111

Cash and cash equivalents at end of period	$12,766	$49,332

Other information
Interest paid	$17,640	$16,293
Income taxes paid	25	118
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on July 23, 2008.
As of June 30, 2008, we have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, a joint venture interest in one office property located in Phoenix, Arizona, (which is leased through operating leases to unrelated third parties), and a membership interest in an unconsolidated entity which owns extended-stay hotel properties.
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
Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition.
As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership. At all times since the Acquisition, Prime Office has owned 100%, or 236,483, of our common shares.

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
On July 24, 2008, Park Avenue Funding, LLC, an affiliate of Lightstone, transferred 5,512,241 common units in the Operating Partnership to Prime Office. Subsequent to the transfer, Prime Office currently owns 99.1% of the outstanding common units in the Operating Partnership and PGRT currently owns 0.9% of the outstanding common units in the Operating Partnership.
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
3. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted the provisions of SFAS No. 157 and it did not have a material impact to our Company’s financial position or results of operations.
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
In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply the provisions of FAS 157 to non-financial assets and liabilities beginning on January 1, 2009.

4. Mortgage Notes Payable
330 N. Wabash Avenue Refinancing. On March 18, 2008, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold (the “Office Property”), see Note 9 — Recent Developments — 330 N. Wabash Avenue Hotel Sale for more detail, consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and our subsidiary who is the borrower of the Loans, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).
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

4. Mortgage Notes Payable (continued)
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of the London Interbank Offered Rate (“LIBOR”) plus 2.0%. The interest rate shall never exceed 6.5% or never be less than 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule.
BHAC Capital IV, L.L.C. Effective June 10, 2008, PGRT ESH, Inc. (“PGRT ESH”) extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) Citicorp’s base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”). The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent companies. In addition, affiliates of Guarantors recently repaid $30.0 million of principal of the loan and since January 1, 2008, because BHAC stopped paying distributions on PGRT ESH’s interests, have been paying the debt service on the loan.
The loan extension has a $3.0 million restructuring fee payable in three installments through September 30, 2008, $2.0 million of which has recently been paid by affiliates of Guarantors. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan are due as follows: (i) $20.0 million on September 30, 2008, (ii) $20.0 million on December 31, 2008 and (iii) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008, $10.0 million may be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
Total interest paid on mortgage notes payable was $17.6 million and $16.3 million for the six months ended June 30, 2008 and 2007, respectively. No capitalization of interest occurred in the six months ended June 30, 2008 and 2007.
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
During 2006 the Internal Revenue Service began an examination of the tax returns for Prime Group Realty, L.P. for the years 2003 and 2004 as well as 180 N. LaSalle, L.L.C. for the year 2004. We expect those examinations to be concluded and settled during the third quarter of 2008. As of June 30, 2008, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

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
7. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our June 30, 2008 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 1051 North Kirk Road property (which we sold in May 2008), our Narco River Business Center property (which we sold in May 2007) and the residual effects related to properties sold in prior years (dollars in thousands):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Rental revenue	$36	$223	$142	$527
Tenant reimbursements	10	97	40	250
Other property income	—	—	1	1,091

Total revenue	46	320	183	1,868

Property operations	4	39	18	54
Real estate taxes	9	80	36	553
Depreciation and amortization	—	21	—	128
Interest:
Expense	25	346	99	456

Total expenses	38	486	153	1,191

(Loss) income before gain on sales of real estate and minority interests	8	(166)	30	677
Gain on sales of real estate	506	2,221	506	2,221
Minority interests	(510)	(2,036)	(531)	(2,872)

Discontinued operations	$4	$19	$5	$26

8. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants. As of June 30, 2008, we are in compliance with the requirements of all of these financial and non-financial covenants.
9. Recent Developments
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

9. Recent Developments (continued)
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
On May 2, 2008 our Board of Trustees (“Board”) declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend had a record date of July 10, 2008 and a payment date of July 31, 2008.
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

10. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for per share amounts):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:
Loss from continuing operations before minority interests	$(12,437)	$(7,834)	$(41,768)	$(15,153)
Minority interests	6,839	9,995	(24,012)	19,480
Net income allocated to preferred distributions	(2,250)	(2,250)	(4,500)	(4,500)

Loss before discontinued operations	(7,848)	(89)	(70,280)	(173)
Discontinued operations, net of minority interests	4	19	5	26

Net loss available to common shareholders	$(7,844)	$(70)	$(70,275)	$(147)

Denominator:
Weighted-average common shares	236,483	236,483	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—	—	—
Nonvested employee stock grants	—	—	—	—

Adjusted weighted-average common shares and assumed conversions	236,483	236,483	236,483	236,483

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(33.19)	$(0.38)	$(297.19)	$(0.73)
Discontinued operations, net of minority interests	0.02	0.08	0.02	0.11

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(33.17)	$(0.30)	$(297.17)	$(0.62)

11. Investments in Unconsolidated Joint Ventures
We have investments in one joint venture and a membership interest in an unconsolidated entity which owns extended-stay hotel properties which we account for under the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH from Lightstone Holdings, LLC, an affiliate of Lightstone. The purchase price was fully-funded with a non-recourse loan from Citicorp. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
Our interest in BHAC at June 30, 2008 was valued at $0 (included in Investments in unconsolidated entities). Our share of BHAC’s operations, assuming a hypothetical liquidation at June 30, 2008, was a loss of $60.3 million for the six months ended June 30, 2008. We are not obligated or expected to fund any future losses.

]

11. Investments in Unconsolidated Joint Ventures (continued)
During the second quarter of 2008 we recorded a provision for asset impairment of $5.6 million. This represents the remaining balance of our investment in the membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value in the second quarter 2008.
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

June 30, 2008
(dollars in thousands)
Real estate, at cost (net):	$5,541,257
Other assets	2,113,203

Total assets	$7,654,460

Mortgage notes and other loans payable	$7,411,081
Other liabilities	112,991
Total members’ capital	130,388

Total liabilities and members’ capital	$7,654,460

For the six- month
period ending
June 30, 2008
(dollars in thousands)
Total revenue	$441,187
Total expenses	(588,710)

Net loss	$(147,523)

Thistle Landing. We own an approximately 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at June 30, 2008 was $4,000 and a deficit investment of $3,000 at December 31, 2007 (included in Investments in unconsolidated entities), respectively. Our share of the venture’s operations was income of $7,000 and a loss of $12,000 for the six months ended June 30, 2008 and 2007, respectively (included in Loss from investments in unconsolidated joint ventures).
We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 12 — Commitments and Contingencies — Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Our joint venture interest and the membership interest in the unconsolidated entity described above are considered to be a variable interest in the entity that owns each respective property, which we believe are variable interest entities (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entities, and, therefore, we do not consolidate the VIE’s.

12. Commitments and Contingencies
Legal. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed a purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At June 30, 2008, this escrow had a balance of $1.0 million.

12. Commitments and Contingencies (continued)
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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset and a liability of $14.9 million related to asbestos abatement as of June 30, 2008. The asset has been recorded as a capitalized asset and amortized.
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
Continental Towers. On December 12, 1997, the Operating Partnership purchased and amended the mortgage note (“Mortgage Note”) secured by the property known as Continental Towers located in Rolling Meadows, Illinois (we currently receive all of the economic benefits from the property and have consolidated the operations). In connection with the purchase of the mortgage note, on December 12, 1997 the Operating Partnership entered into a Tax Indemnity Agreement with certain other parties, including Roland E. Casati (“Mr. Casati”) and Richard H. Heise (“Mr. Heise”) (Mr. Casati and Mr. Heise being beneficiary owners of Continental Towers), pursuant to which the Operating Partnership agreed to indemnify Mr. Casati and Mr. Heise from certain taxes which would be incurred in connection with certain taxable events relating to Continental Towers, including a foreclosure of the mortgage note. The Operating Partnership’s liability under the Tax Indemnity Agreement expires January 5, 2013.

12. Commitments and Contingencies (continued)
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

12. Commitments and Contingencies (continued)
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.6 million has been received through June 30, 2008. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $39.4 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at June 30, 2008 and December 31, 2007 includes $3.2 million and $3.5 million, respectively, related to the Citadel Reimbursement Obligation which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2008, this lease has a remaining estimated gross rental obligation of approximately $0.4 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.2 million and $0.4 million in liabilities for leases assumed at June 30, 2008 and December 31, 2007, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2008.
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
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of June 30, 2008, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.4 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.4 million square feet comprising all of our wholly-owned properties. In addition, we are also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois, and the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois.

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
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first and second quarters of 2008 and at the end of each of the last three quarters of 2007, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	June 30	March 31	December 31	September 30	June 30
	2008	2008	2007	2007	2007

Portfolio Total	80.9%	81.9%	74.9%	74.5%	76.3%

Unconsolidated Joint Venture Properties	56.4%	56.4%	83.7%	80.8%	90.0%

Effective January 1, 2006, our properties rentable square feet and occupancy are based on ANSI Z65.1 — 1996 standards established by the Building Owners and Managers Association (“BOMA”). Minor variations in occupancy resulted from this change.
The increase in occupancy as of March 31, 2008 and June 30, 2008 in our portfolio total was due to the sale of floors 2-13 at our 330 N. Wabash Avenue property. Effective March 31, 2008, the occupancy percentage at our joint venture properties represents our joint venture interest in Plumcor Thistle.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $1.5 million and $1.1 million at June 30, 2008 and December 31, 2007, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at June 30, 2008 and December 31, 2007, were $3.5 million and $4.0 million, respectively.
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
At June 30, 2008, we determined that no impairments were necessary. In evaluating our other long-lived assets used in operations for impairment at June 30, 2008, we assumed anticipated hold periods of three to five years for our operating properties.

Results of Operations
Comparison of the three months ended June 30, 2008 to June 30, 2007
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2008	2007	$ Change	% Change
Property revenues	$20,839	$24,368	$(3,529)	(14.5)%
Services Company revenues	370	787	(417)	(53.0)

Total revenues	21,209	25,155	(3,946)	(15.7)

Property operating expenses	11,565	12,954	(1,389)	(10.7)
Depreciation and amortization	6,523	10,481	(3,958)	(37.8)
General and administrative	1,755	1,623	132	(8.1)
Services Company operations	409	696	(287)	(41.2)

Total expenses	20,252	25,754	(5,502)	(21.4)

Operating income (loss)	957	(599)	1,556	259.8
Interest and other income	293	981	(688)	70.1
Income (loss) from investments in unconsolidated joint ventures	9	(224)	233	104.0
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest:
Expense	(7,722)	(7,760)	38	0.5
Amortization of deferred financing costs	(341)	(232)	(109)	(47.0)

Loss from continuing operations before minority interests	(12,437)	(7,834)	(4,603)	(58.8)
Minority interests	6,839	9,995	(3,156)	(31.6)

(Loss) income from continuing operations	(5,598)	2,161	(7,759)	(359.0)
Discontinued operations, net of minority interests	4	19	(15)	(78.9)

Net (loss) income	$(5,594)	$2,180	$(7,774)	(356.6)%

Property Revenues. The decrease of $3.5 million in property revenues was primarily due to the recognition of additional rental revenue in the second quarter of 2007 as a result of accelerated amortization of the above and below-market lease values in connection with a lease amendment executed with a tenant at our Continental Towers property ($2.3 million), as well as decreased occupancy at our 800-810 Jorie Boulevard ($0.8 million) and 330 N. Wabash Avenue ($0.5 million) properties.
Services Company Revenues. The decrease of $0.4 million in our Services Company revenues during the second quarter of 2008 was primarily due to leasing commission income in 2007 as a result of leasing activity at The United Building that did not occur in 2008.

Property Operating Expenses. The decrease of $1.4 million in property operating expenses was primarily due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.7 million) and bad debt expense associated with a tenant at our Continental Towers property in 2007 ($0.5 million).
Depreciation and Amortization. The decrease of $4.0 million in depreciation and amortization was primarily due to the accelerated depreciation and amortization of tenant improvements and in-place lease values in connection with a lease amendment executed with a tenant at our Continental Towers property in the second quarter of 2007, (which resulted in an increase to depreciation and amortization in 2007 of $2.9 million), the expiration of a lease at our 330 N. Wabash Avenue property in May 2007, at which time the tenant related assets became fully depreciated ($0.7 million) and the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property ($0.2 million).
Interest and Other Income. The decrease of $0.7 million in interest and other income was primarily due to the decrease in the average balance of our interest bearing short-term investment accounts as well as the decrease in the average interest rate earned from 5.1% in the second quarter of 2007 to 2.3% in the second quarter of 2008, respectively.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million charge in provision for asset impairment represents the write-down of the investment balance in our membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value in the second quarter of 2008.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, (which was sold in May 2008), our former Narco River Business Center property, (which was sold in May 2007), and the residual effects related to properties sold in prior years.

Comparison of the six months ended June 30, 2008 to June 30, 2007
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2008	2007	$ Change	% Change
Property revenues	$42,630	$47,320	$(4,690)	(9.9)%
Services Company revenues	605	1,752	(1,147)	(65.5)

Total revenues	43,235	49,072	(5,837)	(11.9)

Property operating expenses	24,527	25,941	(1,414)	(5.5)
Depreciation and amortization	13,240	18,075	(4,835)	(26.7)
General and administrative	3,352	3,309	43	1.3
Services Company operations	743	1,436	(693)	(48.3)

Total expenses	41,862	48,761	(6,899)	(14.1)

Operating income	1,373	311	1,062	341.5
Interest and other income	1,216	1,310	(94)	(7.2)
Loss from investments in unconsolidated joint ventures	(60,345)	(748)	(59,597)	(7,967.5)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest:
Expense	(16,993)	(15,574)	(1,419)	(9.1)
Amortization of deferred financing costs	(580)	(452)	(128)	(28.3)
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—

Loss from continuing operations before minority interests	(41,768)	(15,153)	(26,615)	(175.6)
Minority interests	(24,012)	19,480	(43,492)	(223.3)

(Loss) income from continuing operations	(65,780)	4,327	(70,107)	(1,620.0)
Discontinued operations, net of minority interests	5	26	(21)	(80.8)

Net (loss) income	$(65,775)	$4,353	$(70,128)	(1,611.0)%

Property Revenues. The decrease of $4.7 million in property revenues was primarily due to the recognition of additional rental revenue in 2007 as a result of accelerated amortization of the above and below-market lease values in connection with a lease amendment executed with a tenant at our Continental Towers property ($2.6 million), as well as decreased occupancy at our 800-810 Jorie Boulevard ($1.3 million) and 330 N. Wabash Avenue ($0.9 million) properties.
Services Company Revenues. The decrease of $1.1 million in our Services Company revenues during the first six months of 2008 was primarily due to leasing commission income in 2007 as a result of leasing activity at The United Building that did not occur in 2008.
Property Operating Expenses. The decrease of $1.4 million in property operating expenses was primarily due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.6 million) and adjustments to real estate tax projections for certain of our properties ($0.6 million).

Depreciation and Amortization. The decrease of $4.8 million in depreciation and amortization was primarily due to the accelerated depreciation and amortization of tenant improvements and in-place lease values in connection with a lease amendment executed with a tenant at our Continental Towers property in 2007, (which resulted in an increase to depreciation and amortization in 2007 of $3.3 million), the expiration of a lease at our 330 N. Wabash Avenue property in May 2007, at which time the tenant related assets became fully depreciated ($1.3 million), the downsizing of a space leased to a tenant at our 800-810 Jorie Boulevard property ($0.3 million) and the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property ($0.2 million).
Services Company Operations. The decrease of $0.7 million in Services Company operations was primarily due to a reduction in the provision for income taxes of $0.3 million due to decreased profitability in the first six months of 2008 (see Services Company Revenues discussion for further details). In addition, expenses decreased $0.4 million due to the January 2008 sale of our 50% joint venture interest in The United Building.
Loss From Investments in Unconsolidated Joint Ventures. The increase of $59.6 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($60.3 million). This was partially offset by losses of $0.7 million recognized in 2007 that did not occur in 2008 due to the sale of our joint venture interest in The United Building in January 2008.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million charge in provision for asset impairment represents the write-down of the investment balance in our membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value in the second quarter of 2008.
Interest Expense. The increase of $1.4 million in interest expense was primarily due to the $4.3 million in additional interest expense recognized for the Citicorp loan associated with our investment in ESH during the first six months of 2008 compared to the same period in 2007. This increase was partially offset by decreased interest expense of $2.2 million from the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property and decreased interest expense of $0.9 million realized through the January 2008 retirement of the two Citicorp mezzanine loans.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, (which was sold in May 2008), our former Narco River Business Center property, (which was sold in May 2007), and the residual effects related to properties sold in prior years.

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
Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(8.5) million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007 — a decrease of $10.7 million. This change was primarily due to a $4.3 million increase in interest payments associated with our investment in the entity that owns ESH which commenced in June 2007, a $3.6 million reduction of rental and tenant reimbursements receipts due to lower occupancy, primarily at our 330 N. Wabash Avenue, Continental Towers and 800-810 Jorie Boulevard properties, a $1.6 million decrease in rents received in advance in the first six months of 2008 and a $1.1 million refund of real estate taxes received in the first six months of 2007 associated with a former property.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $86.2 million for the six months ended June 30, 2008 compared to $(124.7) million for the six months ended June 30, 2007 — an increase of $210.9 million. In June 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH (see Note 11 - Investments in Unconsolidated Joint Ventures to our consolidated financial statements included in this report for further information). Also contributing to the increase, during the first quarter of 2008 we received $101.1 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million from the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). This increase was partially offset by a net of $6.4 million in additional deposits made into our restricted cash and escrow accounts during the first six months of 2008 due to the refinancing of debt at our 330 N. Wabash Avenue and 4343 Commerce Court properties, as compared to the first six months of 2007, when a net of $1.0 million became unrestricted and available for use from these accounts.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(102.8) million for the six months ended June 30, 2008 compared to $111.7 million for the six months ended June 30, 2007 — a decrease of $214.5 million. During the first six months of 2008, (i) we refinanced the existing $195.0 in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan, (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans. In June 2007, we received $120.0 million in loan proceeds on a non-recourse loan from Citicorp and retired $25.0 million of this debt in 2008. Affiliates of Lightstone funded $31.6 million to pay down principal and interest on the Citicorp Loan in the first six months of 2008; no amounts were funded during the same period of 2007. We paid dividends totaling $22.5 million in the first six months of 2008 compared to $6.8 million in the first six months of 2007. We paid $7.4 million and $0.7 million in financing costs during the six months ended June 30, 2008 and 2007, respectively.
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
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 3008, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At June 30, 2008, these accounts totaled $47.2 million. These escrows relate to the $11.7 million escrow for capital and tenant improvements, the $6.0 million escrow representing lease obligations, the $9.1 million escrow for real estate taxes and insurance, the $3.1 million escrow for depository accounts, the $11.3 million escrow related to environmental remediation and asbestos abatement, and the remaining $6.0 million escrow is reserved for various other purposes.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable. The following tables disclose our contractual obligations and commercial commitments as of June 30, 2008:

	Payments Due by Period
	(dollars in thousands)
			2009/	2011/	2013 and
Contractual Obligations (A)	Total	2008	2010	2012	Thereafter
Mortgage notes payable (B)	$462,786	$46,498	$87,328	$154,235	$174,725
Interest expense obligation on mortgage notes payable	118,414	16,007	49,847	24,543	28,017
Operating lease obligations	3,059	433	786	442	1,398
Tenant improvement allowances (C)	7,354	7,354	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	39,723	6,208	17,805	15,710	—

Total contractual cash obligations	$631,336	$76,500	$155,766	$194,930	$204,140

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)
These totals represent the fair value of our mortgage notes payable as adjusted in conjunction with the application of purchase accounting related to the Acquisition. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the six months ended June 30, 2008, amortization totaled $0.6 million. The actual amount owed to lenders for mortgage notes payable at June 30, 2008, is $460.6 million.

(C)	We have escrows of $5.7 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $32.4 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $6.0 million to fund a portion of this contractual amount at June 30, 2008.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts								2013 and
Other Commercial Commitments	Committed		2008		2009-2010		2011-2012		Thereafter
Tax indemnifications (A)	$14,018			(A)		(A)		(A)		(A)
Environmental remediation (B)	14,858		8,105		288		6,164		301
Series B Shares (C)		(C)	2,250			(C)		(C)		(C)

Total commercial commitments	$28,876		$10,355		$288		$6,164		$301

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of June 30, 2008. See Note 12 — Commitments and Contingencies — Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 12 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On May 2, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend had a record date of July 10, 2008 and a payment date of July 31, 2008.

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
Indebtedness. Our aggregate indebtedness had a fair market value of $462.8 million and a carrying value (i.e., face value of debt) of $460.6 million at June 30, 2008. This indebtedness had a weighted average maturity of 4.0 years and bore interest at a weighted average interest rate of 6.8% per annum. At June 30, 2008, $356.2 million, or 77.0% of such indebtedness, bore interest at fixed rates, and $106.6 million, or 23.0% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $0.9 million of required principal debt service payments during the first six months of 2008.
Off-Balance Sheet Arrangements
We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any unconsolidated SPE transactions.
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
As of June 30, 2008, approximately $106.6 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2008.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
			(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$0.8	$1.7	$33.1	$153.4	$—	$165.0	$354.0
Weighted-average interest rate — Carrying Value	6.3%	6.4%	8.3%	5.8%	—	6.5%	—

Fixed rate amount — Fair Value	$1.3	$2.7	$33.8	$153.4	$—	$165.0	$356.2
Weighted-average interest rate — Fair Value	7.2%	7.2%	8.3%	5.8%	—	6.5%	—

Variable rate amount	$45.2	$50.4	$0.4	$0.4	$0.4	$9.8	$106.6
Weighted—average interest rate	8.4%	8.4%	4.5%	4.5%	4.5%	4.5%	—

(1)
Based upon the rates in effect at June 30, 2008, the weighted-average interest rates on our mortgage notes payable at June 30, 2008 was 6.8%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $1.1 million.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits:
10.1	Form of Letters regarding Retention Program, dated June 12, 2008.

10.2	Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc.

10.3	Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc.

10.4	Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.

10.5	Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: August 14, 2008	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Letters regarding Retention Program, dated June 12, 2008.

10.2	Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc.

10.3	Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc.

10.4	Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.

10.5	Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.