Form 10-K/A
period 2007-12-31
PRIME GROUP REALTY TRUST
filed 2009-03-27
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4173047 (I.R.S. Employer Identification No.)

77 West Wacker Drive, Suite 3900,
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series B – Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest,
$0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2007 was $0 as the common shares were de-listed from the New York Stock Exchange as a result of our acquisition by an affiliate of The Lightstone Group, LLC.
The number of the registrant’s common shares outstanding was 236,483 as of June 30, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2008, the Audit Committee of the Board of Trustees (the “Audit Committee”) of Prime Group Realty Trust (the “Company”), in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of Prime Group Realty, L.P. (the “Operating Partnership”) were incorrectly recorded in the Company’s consolidated financial statements. In addition, as disclosed in the Company’s Current Report on Form 8-K filed February 18, 2009, the Company, determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded in the Company’s consolidated financial statements. Accordingly, the Company stated that the previously filed consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, should no longer be relied upon because of the restatement of certain items in the consolidated financial statements. This change relates only to the interpretation of existing accounting literature and does not involve new facts or circumstances.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its previously issued financial statements and other financial information for the years ended December 31, 2006 and 2007. The restatements increased the loss from continuing operations before minority interests by $4.1 million for the year ended December 31, 2006, increased the net loss by $14.2 million ($60.14 per diluted share) for the year ended December 31, 2007 and increased shareholders equity by $61.1 million and $75.3 million as of December 31, 2007 and 2006, respectively.
This amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) is being filed to effect the restatements described above. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Act”), this Amendment sets forth the complete text of each item amended, as well as all other items contained in the 2007 Form 10-K. This amendment amends Items 1, 1A, 5, 6, 7, 8, and 9A of the 2007 Form 10-K. This Amendment also includes Item 15 to the 2007 Form 10-K to file the certifications required by Rule 13a-14(a) under the Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect every event occurring subsequent to the original filing date. The following Items have not been amended but have been included with this filing for ease of reference: Items 2, 3, 4, 7A, 9, 10, 11, 12, 13 and 14.
This form 10-K/A Amendment No. 1 also includes amended Exhibits 31.1, Certification of the Principal Executive Officer and 31.2, Certification of the Principal Financial Officer for the period ending December 31, 2007, as originally filed with the Securities and Exchange Commission on July 23, 2008, to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review with respect to the use of “annual report” instead of “report” in paragraphs 2, 3 and 4 of Exhibits 31.1 and 31.2 as required by Regulation S-K Item 601(b)(31).

Forward-Looking Statements
Forward-Looking Statements contained in this Annual Report on Form 10-K/A (Amendment No. 1), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees (“Board”) as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes, in the local, economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2007.
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
In addition, historical results and percentage relationships set forth in this Annual Report on Form 10-K/A (Amendment No. 1) are not necessarily indicative of future operations.

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
Prior to our acquisition (the “Acquisition”) by an affiliate of The Lightstone Group, LLC (“Lightstone”), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares were based upon such distributions we received with respect to our common units and preferred units.
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
Each preferred and common unit of the Operating Partnership entitles the owners to receive distributions from the Operating Partnership. Dividends declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
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
Liquidity and Capital Requirements. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements, pay leasing and redevelopment costs, pay distributions/dividends and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income, adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. See Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information regarding dividends on our common shares and on our Series B Shares.
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
As of December 31, 2007, leases representing 6.9% of the annual base rent we receive for the properties in our portfolio, excluding joint venture properties, will expire in 2008. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder would be adversely affected.
Our performance and value are subject to risks associated with real estate assets and with the real estate industry.
Our ability to pay dividends to holders of Series B Shares and our common shareholder depends on our ability to generate revenues in excess of (i) expenses, (ii) scheduled principal payments on debt and (iii) capital expenditure requirements. It also depends on our ability to obtain adequate financing and refinancing of our properties and to consummate certain capital transactions as necessary to generate any needed liquidity. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:
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
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder.
We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.
There are a number of office real estate companies that compete with us in seeking prospective tenants. All of our properties are located in developed areas where there are generally other properties of the same type and quality. Competition from other office properties may affect our ability to attract and retain tenants and maintain or increase rental rates, particularly in light of the higher vacancy rates of many competing properties, which may result in lower-priced space being available in such properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay dividends to holders of Series B Shares and our common shareholder may be adversely affected.
Our debt level reduces cash available for operations, capital expenditures and dividends to holders of our Series B Shares and our common shareholder, and may expose us to the risk of default under our debt obligations.
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
If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
The loan documents evidencing our loans contain certain covenants with our lenders, which include minimum ratios for debt service coverage and other financial covenants affecting us and certain of our properties. These covenants could limit our flexibility in conducting our operations and create the risk of a default on our indebtedness if we cannot continue to satisfy them. In addition, these covenants could limit our ability, without the prior consent of the appropriate lender, to further mortgage our properties. If we fail to comply with any of these covenants and are not able to get a waiver from the relevant lender, we will be in default under the relevant loan and any other loans, which may be cross-defaulted with such loan. If this occurs, the relevant lenders may foreclose on our properties that secure the loans, pursue us or our affiliates for any portion of the debt which is recourse and could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder.
There can be no assurance that we will be able to pay or maintain cash dividends to holders of Series B Shares or our common shareholder.
After the closing of the Acquisition on July 1, 2005, our newly constituted Board declared a distribution to Prime Office, the holder at that time of the 26,488,389 common units in our Operating Partnership and declared a dividend to Prime Office, the holder of our 236,483 common shares, in an amount of $1.1225 per unit/share and having a record date and a payment date of July 5, 2005.
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and declared a dividend to the holder of the 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly dividend on the Series B Shares for the second quarter of 2006, based on the Board’s review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events.

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
On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly dividends relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.
Our management and Board review our cash position, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future dividends on our common shares and/or preferred shares will be made at the discretion of our Board. These dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Dividends on our common shares and distributions on our common units in the Operating Partnership are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.
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
Lightstone, through its subsidiary, Prime Office, beneficially owns all of our outstanding common shares. Our Board currently consists of seven trustees, of which three qualify as “independent” under NYSE rules. As long as Lightstone beneficially owns a majority of our outstanding common shares, Lightstone will continue to be able to elect all of the members of our Board. As a result, Lightstone will control all matters affecting us, including (i) the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers, (ii) any determinations with respect to mergers or other business combinations, (iii) our acquisition or disposition of assets, (iv) our corporate finance activities and (v) the payment of dividends on our common shares and Series B Shares.

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
As part of our operating strategy, (i) we may redevelop certain of our existing properties to upgrade the quality of an asset and/or change its use and (ii) we may acquire land for development or construct improvements on land we may own or control from time to time. Developing and redeveloping real estate contains numerous risks, which may adversely affect our ability to make dividends to holders of Series B Shares and our common shareholder. These risks include the risks that (i) financing and/or equity for development and redevelopment projects may not be available on favorable terms, (ii) long-term financing to refinance any short-term construction financing may not be available upon the completion of a project, (iii) the failure to complete construction of a project on schedule or within budget may increase debt service expenses and construction costs, and (iv) we may be unable to find interested users to acquire or lease space in a project after its completion, thus making it difficult or impossible for us to recoup our investment or refinance our indebtedness on the project. We may also abandon redevelopment or development projects prior to the commencement or completion or construction and (a) consequently fail to recover expenses already incurred and (b) have thus devoted significant amounts of management time to a project which was not completed.

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
We operate our business so as to qualify as a REIT under the Code. Although our management believes that we are organized and operate in such a manner, no assurance can be given that we will continue to be able to operate in a manner so as to qualify or remain so qualified. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for operations, capital improvements and dividends to holders of Series B Shares and our common shareholder for each of the years involved because:
•	we would not be allowed a deduction for dividends to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;
•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and
•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
In addition, if we fail to qualify as a REIT, we will not be required to make dividends to holders of Series B Shares and our common shareholder, and all dividends to such shareholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to raise capital, and would adversely affect the value of our common shares.
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
Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. There can be no assurance, however, that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and pay dividends to holders of Series B Shares and our common shareholder.
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
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the federal government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA, especially in connection with the redevelopment of any of our properties. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder could be adversely affected.
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
Our common shares traded on the NYSE under the symbol “PGE” from November 12, 1997 through July 1, 2005, the effective date of the Acquisition. We are the sole general partner of the Operating Partnership and own all of the preferred units. We own 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units. Our Series B Shares remain outstanding after the completion of the Acquisition and continue to be publicly traded on the NYSE.
Currently, Prime Office owns 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership while Park Avenue Funding, LLC owns 20.6% and PGRT owns 0.9% of the outstanding common units. Prime Office also owns 100% or 236,483, of our common shares.
The following table sets forth the common share dividends we paid for the years ended December 31, 2006 and December 31, 2007:

Cash
Dividends
Paid (per share)

Fiscal Year 2006
First quarter	$2.8438
Second quarter	—
Third quarter	—
Fourth quarter	—

Fiscal Year 2007
First quarter	—
Second quarter	—
Third quarter	—
Fourth quarter	—
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common units in the Operating Partnership and declared a dividend to the holder of our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly dividend on the Series B Shares for the second quarter of 2006, based on the Board’s review of our then current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board’s review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividends had a record date of January 5, 2007 and a payment date of January 31, 2007.

On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly dividends relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.
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
Our management and Board review our cash position, the status of potential capital events, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future dividends on our common shares and dividends on our Series B Shares will be made at the discretion of our Board. These dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Dividends/distributions on our common shares and common units are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.
Equity Compensation Plans. For a discussion of our equity compensation plans see the information contained in Item 12 — Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information of this report.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K/A (Amendment No. 1). For further discussion of the restatements discussed in the explanatory note and their specific impact on the historical financial statements, see Note 17 to our consolidated financial statements. The five-year financial summary set forth in this Item 6 has been revised to reflect the restatement.

	Successor Company			Predecessor Company
	Year ended December 31			Year ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands)			(dollars in thousands)
	As Restated(3)	As Restated(3)
Balance Sheet Data
Real estate assets	$499,050	$482,447	$471,892	$619,059	$681,933
Total assets	671,916	650,013	771,921	767,363	948,781
Mortgage notes and notes payable	567,910	453,695	452,965	427,445	435,869
Total liabilities	635,559	524,868	530,668	502,785	663,640
Minority interests	—	20,770	135,853	19,154	21,803
Shareholders’ equity	36,357	104,375	105,400	245,424	263,338

	Successor Company			Predecessor Company
			Six months	Six months
			ended	ended
			December 31	June 30
	2007	2006	2005	2005	2004	2003
	(dollars in thousands,			(dollars in thousands, except
	except per share amount)			per share amount)
	As Restated(3)	As Restated(3)
Statement of Operations Data (1)
Total revenue	$91,013	$97,396	$47,691	$47,339	$97,040	$123,532
Operating income (loss)	1,603	1,108	(1,025)	(3,657)	15,514	28,741
(Loss) income from continuing operations	(59,044)	8,647	4,292	(9,344)	(20,143)	(15,666)
Net (loss) income	(59,018)	8,647	4,319	(19,571)	(11,383)	(36,217)
Net loss available to common shareholders	(68,018)	(353)	(181)	(24,071)	(20,383)	(45,217)

Basic and diluted earnings available to common shares per weighted-average common share (2)
Loss from continuing operations	$(287.73)	$(1.49)	$(0.88)	$(0.59)	$(1.23)	$(1.23)
Net loss available per weighted-average common share of beneficial interest —basic and diluted	(287.62)	(1.49)	(0.76)	(1.02)	(0.86)	(2.25)
Dividends paid per common share	—	2.8438	1.1225	—	—	—
Dividends paid per preferred share	2.8125	1.6875	4.50	1.125	1.6875	—

Cash Flow and Operating Data
Cash flow provided by (used in):
Operating activities	$1,134	$638	$1,236	$(6,659)	$22,108	$56,875
Investing activities	(129,700)	70,603	(60,044)	2,258	116,613	296,732
Financing activities	106,348	(28,739)	6,773	2,314	(99,598)	(336,799)
Office Properties:
Square footage	3,800,567	3,865,828	3,772,482	4,636,918	4,632,633	5,536,065
Occupancy (%)	74.1	79.0	83.7	82.8	85.1	75.1
Industrial Properties:
Square footage	120,004	120,004	120,004	120,004	120,004	3,874,712
Occupancy (%)	100.0	100.0	100.0	100.0	100.0	81.4
Unconsolidated Joint Venture Properties:
Square footage	1,060,264	1,060,725	2,554,866	2,833,068	2,831,303	2,827,302
Occupancy (%)	83.7	76.4	77.6	80.9	79.7	74.1

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

(3)	See Note 17 to the consolidated financial statements included in this report for further discussion on the restatements and their specific impact on the historical financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K/A (Amendment No. 1).
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
Impact of Restatement
On August 20, 2008, the Audit Committee of the Board of Trustees (the “Audit Committee”) of the Company, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on the Company’s consolidated financial statements. In addition, in February 2009, the Company also determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. Accordingly, the Company disclosed that the previously filed consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 should no longer be relied upon because of the restatement of certain items in the consolidated financial statements.

Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the Company, determined that the tax indemnification payment made in January 2006 that was previously capitalized as building improvements should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements and other financial information for the years ended December 31, 2006 and 2007.
The effect of the restatement on prior period financial statements is discussed in Note 17 — Restatements and Note 18 — Interim Financial Information (unaudited) (as restated) to our consolidated financial statements included in this report. Additionally, information on the impact of the restatement on the 2007 and 2006 years is provided in Item 6 — Selected Financial Data.
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

	2007	2006	$ Change	% Change
	(dollars in thousands)
	As Restated	As Restated
Property revenues	$87,654	$94,590	$(6,936)	(7.3)%
Services Company revenues	3,359	2,806	553	19.7

Total revenues	91,013	97,396	(6,383)	(6.6)

Property operating expenses	47,780	47,240	540	1.1
Depreciation and amortization	32,585	34,483	(1,898)	(5.5)
General and administrative	6,210	6,393	(183)	(2.9)
Services Company operations	2,835	3,972	(1,137)	(28.6)
Loss on tax indemnification	—	4,200	(4,200)	(100.0)

Total expenses	89,410	96,288	(6,878)	(7.1)

Operating income	1,603	1,108	495	44.7
Loss from investments in unconsolidated joint ventures	(49,687)	(9,145)	(40,542)	(443.3)
Interest and other income	2,961	2,850	111	3.9
Interest:
Expense	(36,610)	(42,183)	5,573	13.2
Amortization of deferred financing costs	(910)	(3,146)	2,236	71.1
Gain on sales of real estate and joint venture interests	—	19,460	(19,460)	(100.0)
Distributions and losses to minority partners in excess of basis	(14,222)	—	(14,222)	—

Loss from continuing operations before minority interests	(96,865)	(31,056)	(65,809)	(211.9)
Minority interests	37,821	39,703	(1,882)	(4.7)

(Loss) income from continuing operations	(59,044)	8,647	(67,691)	(782.8)
Discontinued operations, net of minority interests	26	—	26	—

Net (loss) income	$(59,018)	$8,647	$(67,665)	(782.5)%

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
Loss on Tax Indemnification. The decrease of $4.2 million in loss on tax indemnification was the result of a January 2006 tax indemnification payment for our Continental Towers property. The tax indemnification payment was made to obtain the release of the Company from further potential liability to one of the parties to a tax indemnification agreement relating to Continental Towers.
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
Interest Expense. The decrease of $5.6 million in interest expense was primarily due to $12.7 million in interest expense recognized during 2006 for the IPC Investments Holding Canada Inc. loan (the “IPC Loan”) ($9.7 million) and a portion of the PGRT Equity LLC (“Prime Equity”) loan ($3.0 million) that were retired in the fourth quarter of 2006 in connection with the sale of Citadel Center. These decreases were partially offset by increases in our 2007 interest expense related to the Citicorp Loan associated with our investment in June 2007 in the entity that owns ESH ($5.6 million) and the November 2006 refinancing of the debt related to our Continental Towers properties ($1.1 million). In addition, the increase in the average LIBOR from 5.1% in 2006 to 5.3% in 2007 led to a $0.4 million increase in interest expense related to our variable rate debt collateralized by our 330 N. Wabash Avenue property. (See Note 4 — Mortgage Notes Payable — to our consolidated financial statements included in this report for further information).
Amortization of Deferred Financing Costs. The decrease of $2.2 million in the amortization of deferred financing costs was primarily attributable to the realization of all deferred financing costs at the time of debt retirement in 2006.
Gain on Sale of Real Estate and Joint Venture Interests. The decrease of $19.5 million in gain on sales of real estate and joint venture interests was primarily due to the gain of $18.8 million from the sale of our joint venture interest in the Citadel Center property in November 2006.
Distributions and losses to minority partners in excess of basis. The increase of $14.2 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations nor restore any capital deficits.

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

	2006	2005	$ Change	% Change
	As Restated
	(dollars in thousands)
Property revenues	$94,590	$92,834	$1,756	1.9%
Services Company revenues	2,806	2,196	610	27.8

Total revenues	97,396	95,030	2,366	2.5

Property operating expenses	47,240	47,707	(467)	(1.0)
Depreciation and amortization	34,483	29,553	4,930	16.7
General and administrative	6,393	7,708	(1,315)	(17.1)
Services Company operations	3,972	4,062	(90)	(2.2)
Loss on tax indemnification	4,200	—	(4,200)	(100.0)
Severance costs	—	394	(394)	(100.0)
Strategic alternative costs	—	10,288	(10,288)	(100.0)

Total expenses	96,288	99,712	(3,424)	(3.4)

Operating income (loss)	1,108	(4,682)	5,790	123.6
Loss from investments in unconsolidated joint ventures	(9,145)	(13,022)	3,877	29.8
Interest and other income	2,850	2,596	254	9.8
Interest:
Expense	(42,183)	(23,940)	(18,243)	(76.2)
Amortization of deferred financing costs	(3,146)	(1,288)	(1,858)	(144.3)
Gain on sales of real estate and joint venture interests	19,460	10,025	9,435	94.1

Loss from continuing operations before minority interests	(31,056)	(30,311)	(745)	(2.4)
Minority interests	39,703	25,259	14,444	57.2

Income (loss) from continuing operations	8,647	(5,052)	13,699	271.1
Discontinued operations, net of minority interests	—	(10,200)	10,200	100.0

Net income (loss)	$8,647	$(15,252)	$23,935	156.9%

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

Depreciation and Amortization. The increase of $4.9 million in depreciation and amortization was primarily attributable to the increase in depreciable basis of the tangible and intangible assets as a result of the Acquisition.
General and Administrative. The decrease of $1.3 million in general and administrative expenses was primarily due to lower directors and officers insurance expense ($1.2 million).
Loss on Tax Indemnification. The increase of $4.2 million in loss on tax indemnification was the result of a January 2006 tax indemnification payment for our Continental Towers property. The tax indemnification payment was made to obtain the release of the Company from further potential liability to one of the parties to a tax indemnification agreement relating to Continental Towers.
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

Gain on Sales of Real Estate and Joint Venture Interests. The increase of $9.4 million in gain on sales of real estate and joint venture interests was primarily due to a recognized gain of $18.8 million from the sale of our joint venture interest in the Citadel Center property in November 2006. In addition, we recognized a gain of $0.6 million as a result of the sale of a land parcel located in Libertyville, Illinois during the second quarter of 2006. Partially offsetting the increase was a $9.8 million gain in 2005 from the Citadel Center joint venture as a result of the receipt of a contingent purchase price resulting from a leasing earn-out we met under the joint venture agreement.
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
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in which case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. These obligations were recorded as a liability and charged against the gain when determining the book gain on sale. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to below, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to above.

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
In addition, on May 2, 2008, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and a dividend to the holder of our 236,483 common shares, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008.
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
The loan extension has a $3.0 million restructuring fee payable in three installments through September 30, 2008, $2.0 million of which has already been paid by affiliates of Guarantors. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan are due as follows: (i) $5.0 million on July 31, 2008, (ii) $20.0 million on September 30, 2008, (iii) $20.0 million on December 31, 2008 and (iv) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008 $10.0 million may be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
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

Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions/dividends and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are current on the payment of dividends on our Series B Shares. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the fact that we are current on dividends on our Series B Shares at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. Our management and Board review our cash position, the status of potential capital events, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Dividends on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future distributions/dividends will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion or status of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
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

	Payments Due by Period
	(dollars in thousands)
			2009/	2011/	2013 and
Contractual Obligations(A)	Total	2008	2010	2012	Thereafter
Mortgage notes payable (B)	$567,910	$351,014	$36,492	$65,404	$115,000
Operating lease obligations	2,882	561	482	442	1,397
Tenant improvement allowances (C)	10,337	10,337	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	43,556	10,040	17,805	15,711	—

Total contractual cash obligations	$624,685	$371,952	$54,779	$81,557	$116,397

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

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

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts											2013 and
Other Commercial Commitments	Committed		2008			2009-2010			2011-2012			Thereafter
Guarantees (A)	$2,756		$		(A)	$		(A)	$		(A)	$	(A)
Unconsolidated joint ventures (B)	80,820				(B)			(B)			(B)		(B)
Tax indemnifications (C)	14,018				(C)			(C)			(C)		(C)
Environmental remediation (D)	4,467			3,612			609			43		203
Series B Shares (E)		(E)		2,250				(E)			(E)		(E)

Total commercial commitments	$102,061			$5,862			$609			$43		$203

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

(C)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of December 31, 2007. See Note 15 — Commitments and Contingencies — Tax Indemnities to our consolidated financial statements included in this report for further information.

(D)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 15 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(E)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly dividends relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.

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
On December 30, 2005, our Board declared a quarterly dividend of $0.5625 per share on our Series B Shares for the fourth quarter of 2005 for the shareholders of record on January 16, 2006. This dividend was paid on January 31, 2006. On February 9, 2006, our Board declared (i) a quarterly dividend on our Series B Shares for the first quarter of 2006 of $0.5625 per share with a record date of March 31, 2006 and a payment date of April 28, 2006 and (ii) a common distribution to the holders of the 26,488,389 common limited partnership interests in the Operating Partnership and declared a dividend to the holder of our 236,483 common shares, in an amount of $2.8438 per unit/share having a record date of February 9, 2006 and a payment date of February 10, 2006. On June 14, 2006, our Board decided not to declare a quarterly distribution on the Series B Shares for the second quarter of 2006, based on the Board’s review of our current capital resources and liquidity needs and the timing and uncertainty of certain previously anticipated capital events. On September 22, 2006, our Board declared a quarterly dividend on our Series B Shares for the second quarter 2006 of $0.5625 per share. The quarterly dividend had a record date of October 6, 2006 and a payment date of October 31, 2006. On December 14, 2006, based on the Board’s review of our current capital resources and liquidity needs and the completion of certain capital events, our Board decided to bring dividends on the Series B Shares current and declared for payment two quarterly dividends for the third and fourth quarters of 2006 on our Series B Shares of $0.5625 per share, per quarter, for a total dividend of $1.125 per share. The dividends had a record date of January 5, 2007 and a payment date of January 31, 2007.
On March 22, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2007 dividend period. This quarterly dividend had a record date of April 9, 2007 and a payment date of April 30, 2007. On June 21, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2007 dividend period. This quarterly dividend had a record date of July 6, 2007 and a payment date of July 31, 2007. On September 24, 2007, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2007 dividend period. This quarterly dividend had a record date of October 8, 2007 and a payment date of October 31, 2007. On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and a payment date of January 31, 2008. Under our Charter, these dividends are deemed to be quarterly dividends relating to the first, second, third and fourth quarter 2007 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.

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
In connection with the foregoing amendment, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released us from all obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. This payment was recorded as loss on tax indemnification in our consolidated financial statements. The tax indemnity obligation referred to above to Mr. Heise is the sole remaining tax indemnity agreement relating to the Company.
The terms of these agreements are discussed in Note 15 — Commitments and Contingencies to our consolidated financial statements included in this report.
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

Historical Cash Flows

	Year ended December 31
	2007	2006	$ Change	% Change
	(dollars in thousands)
		As Restated
Net cash provided by operating activities	$1,134	$638	$496	77.7%
Net cash (used in) provided by investing activities	$(129,700)	$70,603	$(200,303)	(283.7)%
Net cash provided by (used in) financing activities	$106,348	$(28,739)	$135,087	470.0%
Cash Flows from Operating Activities. Net cash provided by operating activities was $1.1 million for the year ended December 31, 2007 compared to $0.6 million for the year ended December 31, 2006 — an increase of $0.5 million. The increase was primarily due to a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property and a $0.6 million lease termination fee from a tenant at our 330 N. Wabash Avenue property in the second quarter of 2007. In addition, we experienced the following favorable changes: a payment in 2006 of $4.2 million related to an amended tax indemnity agreement related to our Continental Towers property that did not occur in 2007; a $1.1 million decrease in Services Company expenses due to reduced income taxes; a $1.0 million decrease in the payment of insurance premiums for our properties; a $0.6 million increase in Services Company revenue due to additional leasing commissions; and $0.6 million of management fees for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone. The increase was partially offset by a $8.5 million reduction of rental and tenant reimbursements receipts due to lower occupancy, primarily at our 330 N. Wabash Avenue and Continental Towers properties.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(129.7) million for the year ended December 31, 2007 compared to $70.6 million for the year ended December 31, 2006 — a decrease of $200.3 million. In 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH (see Note 11 — Investments in Unconsolidated Joint Ventures to our consolidated financial statements included in this report for further information). In addition, in 2006, $92.8 million was received from the sale of our joint venture interest in Citadel Center net of a $4.0 million distribution to IPC Prime Equity, LLC (“IPC Equity”). These decreases were partially offset by a $6.2 million return of capital received from our investment in the unconsolidated entity that owns ESH, proceeds received in 2007 of $4.7 million related to the sale of our Narco River property. In addition, a net of $2.3 million became unrestricted and available for use from our restricted escrow accounts in 2007, whereas, a net of $4.1 million became restricted in 2006.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $106.3 million for the year ended December 31, 2007 compared to $(28.7) million for the year ended December 31, 2006 — an increase of $135.0 million. This increase was primarily the result of $120.0 million in loan proceeds received on a non-recourse loan from Citicorp in June 2007, as compared to loan proceeds of $113.0 million in 2006. We also received net proceeds of $37.9 million from the refinancing of our Continental Towers property in 2006 and used these proceeds to pay $39.2 million of principal on the $58.0 million Citicorp mezzanine loan that was funded in January 2006. In addition, dividends paid in 2006 were $82.8 million compared to $11.3 million in 2007.

	Year ended December 31
	2006	2005	$ Change	% Change
	As Restated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$638	$(5,423)	$6,061	111.8%
Net cash provided by (used in) investing activities	$70,603	$(57,786)	$128,389	222.2%
Net cash (used in) provided by financing activities	$(28,739)	$9,087	$(37,826)	(416.3)%
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $0.6 million for the year ended December 31, 2006 compared to $(5.4) million for the year ended December 31, 2005 — an increase of $6.1 million. This increase is mainly attributable to a reduction in strategic alternative expenses of $10.3 million, a return on investment of $4.2 million, an increase in total revenues of $2.4 million and a decrease in general, administrative and severance expenses of $1.7 million in 2006 compared to 2005. This increase was partially offset by: a $6.4 million reduction of income from operations earned from our 208 South LaSalle Street property, which was sold in December 2005; a payment in 2006 of $4.2 million in connection with an amended tax indemnity agreement related to our Continental Towers property; and a $1.1 million tax refund received in 2005 related to our former 33 West Monroe Street property for taxes paid in 2004.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $70.6 million for the year ended December 31, 2006 compared to $(57.8) million for the year ended December 31, 2005 — an increase of $128.4 million. This increase was due to an increase of $88.6 million in distributions from the sale of our joint venture interest in Citadel Center and the sale of a land parcel located in Libertyville, Illinois, partially offset by a distribution of $4.0 million to IPC Equity. This compares to a $9.8 million receipt from the Citadel Center joint venture, a $3.9 million distribution received from the Plumcor/Thistle joint venture and $0.6 million in proceeds from the sale of a different Libertyville land parcel during 2005. In January 2006, loan proceeds of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 were funded to us and available for operations. Additionally, we funded $1.2 million into the escrows associated with two Citicorp mezzanine loans, and an additional $2.5 million for leasing costs and tenant improvements at our 330 N. Wabash Avenue property in 2006 compared to 2005.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(28.7) million for the year ended December 31, 2006 compared to $9.1 million for the year ended December 31, 2005 — a decrease of $37.8 million. This decrease was primarily a result of loan activity and dividends paid. Specifically, loan proceeds received of $55.0 million that were in a restricted escrow account in the fourth quarter of 2005 became unrestricted and available for operations in January 2006. This $55.0 million loan was fully retired in conjunction with the previously discussed sale of Citadel Center. We received net proceeds of $37.9 million and $9.6 million from the refinancing of our Continental Towers property in 2006 and 2005, respectively. Proceeds from the 2006 Continental Towers refinancing were used to pay $39.2 million of principal on the $58.0 million Citicorp mezzanine loan that was funded in January 2006. Also, dividends totaling $82.8 million and $50.3 million were paid in 2006 and 2005, respectively.
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
Minority Interest in Consolidated Real Estate Partnerships. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of operations as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. With regard to such consolidated real estate partnerships, approximately $14.2 million in losses related to the minority interest ownership were charged to operations for the year ended December 31, 2007, and no losses were charged to operations for the years ended December 31, 2006 and 2005.
Property Held for Sale. We evaluate held for sale classification of our owned real estate on a quarterly basis. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once we commit to a plan to sell the property and have initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted the provisions of SFAS No. 157 and it did not have a material impact on our Company’s financial position or results of operations.

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

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$16.1	$1.7	$33.1	$65.4	$—	$115.0	$231.3
Weighted-average interest rate — Carrying Value	7.1%	6.4%	8.3%	5.6%	—	5.9%	—

Fixed rate amount — Fair Value	$17.2	$2.7	$33.8	$65.4	$—	$115.0	$234.1
Weighted-average interest rate — Fair Value	7.2%	7.2%	8.3%	5.6%	—	5.9%	—

Variable rate amount (2)	$333.8	$—	$—	$—	$—	$—	$333.8
Weighted-average interest rate	8.3%	—	—	—	—	—	—

Interest rate cap agreements (3):
Notional amount	$213.8	$—	$—	$—	$—	$—	$213.8
Weighted-average cap rate	9.4%	—	—	—	—	—	—

(1)
Based upon the rates in effect at December 31, 2007, the weighted-average interest rates on our mortgage notes payable at December 31, 2007 was 7.5%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $3.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K/A (Amendment No. 1) commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures (Restated)
As described above in the “Explanatory Note” to this Amendment and in Note 17 to our consolidated financial statements, on August 20, 2008, the Audit Committee, in consultation with members of our management, determined that our distributions to the owners of the common units of the Operating Partnership were incorrectly recorded in our consolidated financial statements. In addition, as disclosed in the Company’s Current Report on Form 8-K filed February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. Accordingly, we determined that we should restate our consolidated financial statements for the years ended December 31, 2006 and 2007 to correct the misclassifications.
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that initial evaluation, our Chief Executive Officer and Executive Vice President —Capital Markets concluded that, as of December 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
Subsequent to that evaluation and in connection with the restatement and filing of this Amendment, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, our management reevaluated the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were not effective as of December 31, 2007. As described below, management concluded that our internal disclosure controls and procedures had a material weakness as of December 31, 2007 because of the failure of such controls to prevent the restatements disclosed above. We recognize that internal control over financial reporting is an integral component of our disclosure controls and procedures.
(b) Management’s Report on Internal Control over Financial Reporting (Restated)
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In Management’s Report on Internal Control over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on July 23, 2008, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. Management subsequently concluded, based on the failure of such controls to prevent the restatements described above, that the material weakness described below existed as of December 31, 2007. Accordingly, management has restated its report on internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2007 due to the material weakness further discussed below. Management’s evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the restatement of the Company’s financials statements as of December 31, 2006 and 2007, we identified the following material weakness in our internal control over financial reporting:
•
Accounting for distributions made to our minority interest partner. Specifically, our policies and procedures did not provide for periodic review of the proper accounting for distributions and dividends, and our personnel did not possess sufficient technical expertise related to the application of EITF 95-7 (Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts). The Company had accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity) when it should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account).

•
Accounting for tax indemnity payment. The Company did not possess sufficient technical expertise related to the application of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The Company had determined that the tax indemnification payment made in January 2006 that was previously capitalized as building improvements as a purchase price allocation under SFAS No. 141 should have been charged to operations.

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Plan for Remediation for Material Weakness
Management has prepared an action plan for the remediation of all identified deficiencies at December 31, 2007. The status of this plan will be monitored by management and reviewed by the Audit Committee periodically.
With respect to the identified material weakness, we will review and assess our internal controls, processes and procedures to timely and properly monitor, evaluate and record complex tax and accounting matters in accordance with US GAAP. In cases where complex accounting issues occur, we intend to consult with external financial reporting and accounting consultants to review and support our conclusions.

(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our last fiscal quarter within the fiscal year to which this annual report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Steven R. Baron. Mr. Baron serves as our Executive Vice President—CBD Office Leasing. In this capacity, Mr. Baron is the leasing executive responsible for the The United Building at 77 West Wacker Drive and Citadel Center at 131 South Dearborn in Chicago. Mr. Baron is also involved in performing certain asset management and development services in connection with the 1407 Broadway Avenue building in New York. Mr. Baron has previously served as the Executive Vice President in charge of our Industrial Group, responsible for portfolio leasing and build to suit development and served as our Senior Vice President—Development and Leasing, where he was responsible for the oversight of our redevelopment of the 180 North LaSalle Street building in Chicago, Illinois. Prior to joining Prime Group Realty Trust, Mr. Baron held senior leasing and/or development positions with The Prime Group, Inc., Metropolitan Structures, Inc., and Stein & Co. where he leased over 7 million square feet of CBD office space. Mr. Baron is a licensed real estate broker and has taught at DePaul University and Kellogg School of Management at Northwestern University, where he lectured on commercial real estate development, leasing and marketing.
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
Information Regarding Audit Committee
Our Board has established an audit committee. The charter of our audit committee is available on our website at www.pgrt.com. Since July 1, 2005 the audit committee has consisted of Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Mr. Whittemore was named chairman of the audit committee on July 1, 2005. The Board determined that Messrs. Whittemore and Sabin are qualified as audit committee financial experts as defined in Item 407(d) of Regulation S-K. For more information regarding Messrs. Whittemore and Sabin’s relevant professional experience, see “—Trustees”.
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

We believe that, through the foregoing employment agreements and arrangements, the financial interests of our President and Chief Executive Officer and key executives are as a whole aligned with the interests of our shareholders. Throughout 2007, we had employment agreements with certain of our senior executives. See “ — Employment Agreements” for more information regarding these employment agreements.
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

					All Other
				Option	Compen-
		Salary	Bonus	Awards	sation ($)
Name and Principal Position	Year	($) (1)	($) (1)(2)	($) (3)	(4)	Total ($)
Jeffrey A. Patterson	2007	437,091	542,913	106,000	5,500	1,091,504
President and Chief Executive Officer	2006	424,360	500,000	153,400	5,500	1,083,260

James F. Hoffman	2007	242,500	227,087	0	5,500	475,087
Senior Executive Vice President—	2006	233,400	215,000	0	5,500	453,900
General Counsel and Secretary

Anita T. Pallardy	2007	126,161	293,696	0	3,154	423,011
Senior Vice President—Leasing	2006	120,000	191,053	0	3,000	314,053

Paul G. Del Vecchio	2007	180,000	120,000	0	5,500	305,500
Executive Vice President—Capital Markets	2006	159,650	110,000	0	5,500	275,150

Steven R. Baron	2007	94,045	127,529	0	5,313	226,887
Executive Vice President—Leasing	2006	0	0	0	0	0

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
Option Grants, Exercises and Holdings
Other than as described above, we did not grant any options to purchase our common shares to the Named Executive Officers during 2007 and the Named Executive Officers did not hold any options to purchase our common shares. There were no exercises of options or vesting of stock during 2007. See “ — Employment Agreements” for more information regarding Mr. Patterson’s option. As part of the terms of her employment agreement, Ms. Nancy J. Fendley, our prior Executive Vice President - Leasing, was granted an option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us. In May 2007, we terminated Ms. Fendley’s employment and her option. Ms. Fendley has disputed such termination and initiated a lawsuit relating to the termination of her option, which the Company believes to be without merit.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit And Non-Audit Fees
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Grant Thornton LLP		Ernst & Young LLP		Total
	2007	2006	2007	2006	2007	2006
Audit Fees	$357,375	$484,709	$16,000	$17,000	$373,375	$501,709
Audit-Related Fees	168,944	122,225	—	49,000	168,944	171,225
Tax Fees	230,370	288,185	119,499	8,000	349,869	296,185

	$756,689	$895,119	$135,499	$74,000	$892,188	$969,119

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

PRIME GROUP REALTY TRUST
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (as restated) and 2006 (as restated)	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007 (as restated)	F-51

Financial Statements of Significant Subsidiary	F-55
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

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(b) of the Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March  26, 2009.

PRIME GROUP REALTY TRUST

By:	/s/ Jeffrey A. Patterson

	Name:	Jeffrey A. Patterson
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson	President, Chief Executive Officer and Trustee	March 26, 2009
Jeffrey A. Patterson	(Principal Executive Officer)

/s/ Paul G. Del Vecchio	Executive Vice President —Capital Markets	March 26, 2009
Paul G. Del Vecchio	(Principal Financial Officer)

/s/ Robert M. O’Connor	Vice President —Corporate Accounting	March 26, 2009
Robert M. O’Connor	(Principal Accounting Officer)

/s/ Bruno de Vinck	Trustee	March 26, 2009
Bruno de Vinck

/s/ David Lichtenstein	Chairman of the Board of Trustees	March 26, 2009
David Lichtenstein

/s/ Peyton (Chip) Owen, Jr.
Peyton (Chip) Owen, Jr.	Trustee	March 26, 2009

/s/ John M. Sabin	Trustee	March 26, 2009
John M. Sabin

/s/ Shawn R. Tominus
Shawn R. Tominus	Trustee	March 26, 2009

/s/ George R. Whittemore
George R. Whittemore	Trustee	March 26, 2009

PRIME GROUP REALTY TRUST
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 (as restated) and 2006 (as restated)	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 (as restated), December 31, 2006 (as restated), for the six months ended December 31, 2005 (successor company) and for the six months ended June 30, 2005 (predecessor company)
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007 (as restated)	F-51

Financial Statements of Significant Subsidiary	F-55
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
As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2007 and 2006 and for the years then ended.

/s/ GRANT THORNTON LLP
Chicago, Illinois
July 22, 2008 (except for Note 17, as to which the date is March 26, 2009)

PRIME GROUP REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31	December 31
	2007	2006
	As Restated	As Restated
Assets
Real estate:
Land	$89,661	$90,936
Building and improvements	347,582	341,263
Tenant improvements	60,709	49,662
Furniture, fixtures and equipment	1,098	586

	499,050	482,447
Accumulated depreciation	(52,627)	(31,366)

	446,423	451,081
In—place lease value, net	15,035	25,493
Above—market lease value, net	16,396	23,265

	477,854	499,839

Property held for sale	3,691	3,740
Investments in unconsolidated entities	87,741	23,658
Cash and cash equivalents	37,893	60,111
Receivables, net of allowance for doubtful accounts of $1,074 and $402 at December 31, 2007 and 2006, respectively:
Tenant	402	1,018
Deferred rent	9,857	6,200
Other	1,204	2,202
Restricted cash escrows	41,696	43,998
Deferred costs, net	10,939	7,837
Other	639	1,410

Total assets	$671,916	$650,013

Liabilities and Shareholders’ Equity
Mortgage notes payable	$564,877	$450,547
Mortgage notes payable related to property held for sale	3,033	3,148
Liabilities related to property held for sale	165	110
Accrued interest payable	2,106	2,173
Accrued real estate taxes	19,871	21,302
Accrued tenant improvement allowances	10,337	8,849
Accounts payable and accrued expenses	13,102	9,822
Liabilities for leases assumed	3,958	4,962
Below—market lease value, net	7,442	11,868
Dividends payable	2,250	4,500
Other	8,418	7,587

Total liabilities	635,559	524,868
Minority interests:
Operating Partnership	—	20,770
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	109,039	107,639
Distributions in excess of earnings	(72,724)	(3,306)

Total shareholders’ equity	36,357	104,375

Total liabilities and shareholders’ equity	$671,916	$650,013

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share amounts)

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
	As Restated	As Restated
Revenue:
Rental	$49,019	$53,067	$26,411	$26,112
Tenant reimbursements	31,683	34,480	17,331	17,305
Other property revenues	6,952	7,043	2,855	2,820
Services Company revenue	3,359	2,806	1,094	1,102

Total revenue	91,013	97,396	47,691	47,339

Expenses:
Property operations	29,892	26,985	13,371	12,618
Real estate taxes	17,888	20,255	10,823	10,895
Depreciation and amortization	32,585	34,483	19,770	9,783
General and administrative	6,210	6,393	2,941	4,767
Services Company operations	2,835	3,972	1,593	2,469
Loss on tax indemnification	—	4,200	—	—
Severance costs	—	—	218	176
Strategic alternative costs	—	—	—	10,288

Total expenses	89,410	96,288	48,716	50,996

Operating income (loss)	1,603	1,108	(1,025)	(3,657)
Loss from investments in unconsolidated joint ventures	(49,687)	(9,145)	(6,998)	(6,024)
Interest and other income	2,961	2,850	1,271	1,325
Interest:
Expense	(36,610)	(42,183)	(12,163)	(11,777)
Amortization of deferred financing costs	(910)	(3,146)	(25)	(1,263)
Gain (loss) on sales of real estate and joint venture interests	—	19,460	(228)	10,253
Distributions and losses to minority partners in excess of basis	(14,222)	—	—	—

Loss from continuing operations before minority interests	(96,865)	(31,056)	(19,168)	(11,143)
Minority interests	37,821	39,703	23,460	1,799

(Loss) income from continuing operations	(59,044)	8,647	4,292	(9,344)
Discontinued operations, net of minority interests of $(2,919) for the year ended December 31, 2007, $45 for the year ended December 31, 2006, $(3,102) and $1,329 for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively	26	—	27	(10,227)

Net (loss) income	(59,018)	8,647	4,319	(19,571)
Net income allocated to preferred shareholders	(9,000)	(9,000)	(4,500)	(4,500)

Net loss available to common shareholders	$(68,018)	$(353)	$(181)	$(24,071)

Basic and diluted earnings available to common shares per weighted—average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(287.73)	$(1.49)	$(0.88)	$(0.59)
Discontinued operations, net of minority interests	0.11	—	0.12	(0.43)

Net loss available per weighted—average common share of beneficial interest — basic and diluted	$(287.62)	$(1.49)	$(0.76)	$(1.02)

Comprehensive (loss) income:
Net (loss) income	$(59,018)	$8,647	$4,319	$(19,571)
Other comprehensive income (loss) — interest rate protection agreements Net unrealized gains arising during the year	—	—	2	39

Comprehensive (loss) income	$(59,018)	$8,647	$4,321	$(19,532)

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 (AS RESTATED) AND 2006
(AS RESTATED) FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 (SUCCESSOR
COMPANY) AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 (PREDECESSOR
COMPANY)
(dollars in thousands, except for share and per share amounts)

				Accumulated	(Distributions
	Series B		Additional	Other	in Excess of)
	Preferred	Common	Paid-In	Comprehensive	Retained
	Shares	Shares	Capital	Loss	Earnings	Total
Balance at January 1, 2005	$40	$236	$381,293	$(468)	$(135,677)	$245,424
Net loss Predecessor Company	—	—	—	—	(19,571)	(19,571)
Series B — preferred share dividends declared ($1.125 per share)	—	—	—	—	(4,500)	(4,500)
Net unrealized gain on derivative instruments	—	—	—	39	—	39

Balance at June 30, 2005	$40	$236	$381,293	$(429)	$(159,748)	$221,392
Impact of applying push down accounting	(40)	(236)	(381,293)	429	159,748	(221,392)
Opening balance at date of Acquisition — July 1, 2005	40	2	105,539	—	—	105,581
Accretion of fair value of preferred stock	—	—	700	—	(700)	—
Net income Successor Company	—	—	—	—	4,319	4,319
Series B — preferred share dividends declared ($1.125 per share)	—	—	—	—	(4,500)	(4,500)

Balance at December 31, 2005	$40	$2	$106,239	$—	$(881)	$105,400
Accretion of fair value of preferred stock	—	—	1,400	—	(1,400)	—
Net income	—	—	—	—	8,647	8,647
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	—	(9,000)	(9,000)
Common share dividends declared ($2.8438 per common share)	—	—	—	—	(672)	(672)

Balance at December 31, 2006 — as restated	$40	$2	$107,639	$—	$(3,306)	$104,375
Accretion of fair value of preferred stock	—	—	1,400	—	(1,400)	—
Net loss	—	—	—	—	(59,018)	(59,018)
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	—	(9,000)	(9,000)

Balance at December 31, 2007 — as restated	$40	$2	$109,039	$—	$(72,724)	$36,357

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
	As Restated	As Restated
Operating activities
Net (loss) income	$(59,018)	$8,647	$4,319	$(19,571)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(1,326)	(1,373)	(927)	—
Amortization of costs for leases assumed (included in rental revenue)	—	—	52	138
Amortization of above/below—market lease value (included in rental revenue)	2,222	2,987	1,762	—
Amortization of in—place lease value	9,919	14,141	8,956	—
Provision for doubtful accounts	996	96	(713)	(186)
Gain on sales of real estate and joint venture interests (gain (loss) of $2,220, $(6) and $709 for the year ended December 31, 2007, for the six months ended December 31, 2005 and for the six months ended June 30, 2005, respectively, included in discontinued operations)	(2,220)	(19,460)	(170)	(10,558)
Depreciation and amortization (including discontinued operations — See Note 9)	23,704	24,060	11,193	12,075
Distributions and losses to minority partners in excess of basis	14,222	—	—	—
Provision for asset impairment (asset impairments of $15,074 in 2005 included in discontinued operations)	—	—	—	15,074
Net equity in loss from investments in unconsolidated joint ventures	49,687	9,145	6,998	6,024
Minority interests (including discontinued operations)	(34,902)	(39,749)	(35,318)	(3,173)
Net changes in other operating assets and liabilities (including discontinued operations):
Accounts receivable	(3,090)	(3,478)	(2,807)	545
Other assets	684	1,173	238	224
Accrued interest payable	(67)	377	137	178
Accrued real estate taxes	(1,056)	(983)	(1,102)	685
Accounts payable and accrued expenses	470	257	245	(153)
Other liabilities	909	555	8,373	(7,961)
Preferential return on investments in joint ventures	—	4,243	—	—

Net cash provided by (used in) operating activities	1,134	638	1,236	(6,659)
Investing activities
Capital expenditures for real estate and equipment	(17,410)	(14,478)	(4,612)	(5,457)
Proceeds from sales of real estate	4,685	2,136	3,063	10,397
Change in restricted cash escrows	2,295	(4,062)	(59,355)	378
Leasing costs (includes lease assumption costs and leasing commissions)	(5,437)	(5,799)	(3,073)	(3,360)
Investments in unconsolidated entities	(120,000)	—	—	—
Distributions from unconsolidated joint ventures	6,167	92,806	3,933	300

Net cash (used in) provided by investing activities	(129,700)	70,603	(60,044)	2,258

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

				Predecessor
	Successor Company			Company
	Year	Year	Six Months	Six Months
	ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
Financing activities
Financing costs	(644)	(3,092)	(1,367)	(1,090)
Proceeds from mortgages and notes payable	120,000	228,000	55,000	75,000
Repayment of mortgages and notes payable	(1,758)	(170,897)	(1,110)	(67,096)
Distributions to minority interests—operating partnership	—	(75,328)	(29,735)	—
Dividends paid to Series B — preferred shareholders	(11,250)	(6,750)	(15,750)	(4,500)
Dividends paid to common shareholder	—	(672)	(265)	—

Net cash provided by (used in) financing activities	106,348	(28,739)	6,773	2,314

Net (decrease) increase in cash and cash equivalents	(22,218)	42,502	(52,035)	(2,087)
Cash and cash equivalents at beginning of period	60,111	17,609	69,644	71,731

Cash and cash equivalents at end of period	$37,893	$60,111	$17,609	$69,644

Supplemental cash flow information for net assets sold:

Real estate, net	$5,513	$—	$48,598	$590
Deferred rent receivable	—	—	—	—
Deferred costs, net	48	—	1,716	—
Restricted escrows	—	—	1,548	—
Mortgage notes payable assumed by buyer	(2,701)	—	(45,977)	—
Bonds payable assumed by buyer	—	—	—	—
Accrued real estate taxes	(369)	—	(3,055)	—
Other liabilities and assets, net	(26)	75,482	(2,660)	—

Net assets sold	2,465	75,482	170	590
Proceeds from sales of real estate	4,685	94,942	—	10,397

Gain on sales of real estate and joint venture interests(1)	$2,220	$19,460	$170	$9,807

(1)	Gain on sales of real estate of $2.2 million and $0.7 million are included in discontinued operations for the year ended December 31, 2007 and for the six months ended June 30, 2005.

Supplemental cash flow information for significant non-cash activity:

Mortgage notes payable reduction through assumption of debt by purchaser of sold properties	$—	$—	$45,977	$—

Accretion of fair value of preferred stock	$1,400	$1,400	$700	$—

	$1,400	$1,400	$46,677	$—

Supplemental cash flow information for significant non-cash activity related to Acquisition:

Real estate, net	$—	$—	$30,293	$—
Investments in unconsolidated entities	—	—	107,863	—
Deferred rent receivable	—	—	(18,814)	—
Deferred costs, net	—	—	(13,363)	—
Mortgage notes payable	—	—	(10,630)	—
Other liabilities	—	—	(14,820)	—
Minority interests	—	—	(202,270)	—
Shareholder equity	—	—	121,741	—

	$—	$—	$—	$—

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
Prior to our acquisition (the “Acquisition”) by an affiliate of The Lightstone Group, LLC (“Lightstone”), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares were based upon the distributions we received with respect to our common units and preferred units.
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
Our consolidated financial statements include our Operating Partnership and the other entities in which we have control or from which we receive all economic benefits. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46(R)”) the Company consolidates variable interest entities (“VIEs”) for which it is deemed to be the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We have significant controlling financial interests in the Continental Towers office building located at 1701 Golf Road in Rolling Meadows, Illinois through our ownership of a second mortgage note secured by this property and we consolidate this property.
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

(Dollars in
thousands)
Total Purchase Price	$732,800
Common Share Distribution	(30,000)

Net purchase price	$702,800

Land	$108,656
Building and improvements	357,324
Tenant Improvements	36,515
Furniture, fixtures and equipment	506
In—place lease value	44,875
Above/below—market lease value	15,579
Property under development	1,500
Deferred Costs	12,805
Investments in unconsolidated entities	122,072
Current assets	63,817
Other assets	2,531
Other liabilities	(52,750)
Fair value adjustment to debt	(10,630)

Total allocated purchase price	$702,800

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
Intangible assets consist of the following (excludes property held for sale):

	December 31, 2007
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount–Net
	(dollars in thousands)
In—place lease value	$47,617	$(32,582)	$15,035
Above—market lease value	34,123	(17,727)	16,396
Below—market lease value	(18,610)	11,168	(7,442)

	$63,130	$(39,141)	$23,989

1. Summary of Significant Accounting Policies (continued)
Actual amortization for the year ended December 31, 2007 and estimates for each of the next five fiscal years is as follows:

	In–	Above–	Below–
	Place	market	market
Year ending December 31	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2007	$9,879	$6,522	$(4,426)
2008	4,929	4,926	(1,938)
2009	3,963	4,565	(1,591)
2010	2,137	2,235	(1,140)
2011	1,354	1,124	(910)
2012	962	1,084	(537)
Cash Equivalents
We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or tenant improvements as required by certain leases and loan agreements.
Deferred Costs
Financing Costs. Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized using the straight-line method over the lives of the related loans. Upon the early extinguishment of debt, remaining deferred financing costs associated with the extinguished debt are fully amortized to interest expense. These costs are reported as financing activities in our consolidated statements of cash flows.
Leasing Costs. Leasing commissions, lease assumption costs and other leasing costs directly attributable to tenant leases are capitalized as deferred leasing costs and are amortized on the straight-line method over the terms of the related lease agreements. These costs are reported as investing activities in our consolidated statements of cash flows.
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
Minority Interest in Consolidated Real Estate Partnerships
Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of operations as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. With regard to such consolidated real estate partnerships, approximately $14.2 million in losses related to the minority interest ownership were charged to operations for the year ended December 31, 2007, and no losses were charged to operations for the years ended December 31, 2006 and 2005.

1. Summary of Significant Accounting Policies (continued)
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

1. Summary of Significant Accounting Policies (continued)
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
We account for income taxes payable by Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership and its affiliates (collectively, the “Services Company”), a taxable REIT subsidiary, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate quarterly the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.
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

1. Summary of Significant Accounting Policies (continued)
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
We had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2007. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007. We have no interest or penalties relating to income taxes recognized in the statement of operations for the year ended December 31, 2007 or in the balance sheet as of December 31, 2007. During 2006, the Internal Revenue Service began an examination of the tax returns for our Operating Partnership for the years 2003 and 2004 as well as with respect to the Operating Partnership’s subsidiary 180 N. LaSalle, L.L.C. for the year 2004. We anticipate that those examinations will be concluded and settled during the first half of 2009 with no material impact on our consolidated financial results or financial position. As of December 31, 2007, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
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

4. Mortgage Notes Payable (continued)
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

4. Mortgage Notes Payable (continued)
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

4. Mortgage Notes Payable (continued)
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
The loan extension has a $3.0 million restructuring fee payable in three installments through September 30, 2008, $2.0 million of which has already been paid by affiliates of Guarantors. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan are due as follows: (i) $5.0 million on July 31, 2008, (ii) $20.0 million on September 30, 2008, (iii) $20.0 million on December 31, 2008 and (iv) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008 $10.0 million may be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
Total interest paid on mortgage notes payable was $38.6 million and $44.0 million for the years ended December 31, 2007 and December 31, 2006, $13.4 million for the six months ended December 31, 2005 and $14.3 million for the six months ended June 30, 2005, respectively. No capitalization of interest occurred in the years ended December 31, 2007, 2006 or 2005.

4. Mortgage Notes Payable (continued)
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

$567,910

In February 2006, we exercised the first extension option on the $195.0 million first mortgage loan secured by the 330 N. Wabash Avenue property and paid a $0.5 million extension fee, which extended the maturity date to March 9, 2007. We exercised the second and final option in February 2007 for an additional $0.5 million payment, and extended the maturity date to March 10, 2008, which was refinanced as disclosed in Note 20 — Subsequent Events — 330 N. Wabash Avenue Refinancing.

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

7. Minority Interests
We are the sole general partner of the Operating Partnership and own all of the 4.0 million outstanding preferred units of the Operating Partnership. We also own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitles us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of our common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units of the Operating Partnership.
As of December 31, 2007, subsidiaries of Lightstone owned 100.0% of our common shares, (236,483, common shares) and 99.1%, of the outstanding common units in the Operating Partnership (26,488,389 common units).
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
On December 20, 2007 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008. These dividends were paid on January 31, 2008. Under our declaration of trust, these dividends are deemed to be the quarterly dividends related to the fourth quarter of 2007. Dividends paid in the amount of $2.8125 per share in 2007 on our Series B Shares have been determined to be ordinary dividends of $1.40625 per share and a return of capital of $1.40625 per share. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in our Series B Shares has been paid and current dividends declared and set apart for payment. Any future dividends in respect of our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.
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

10. Earnings Per Share
The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and for the six months ended June 30, 2005:

				Predecessor
	Successor Company			Company
	Year	Year	Six months	Six months
	Ended	ended	ended	ended
	December 31	December 31	December 31	June 30
	2007	2006	2005	2005
	As Restated	As Restated		(dollars in
				thousands, except
	(dollars in thousands, except per share amounts)			per share amounts)
Numerator:
Loss from continuing operations before minority interests	$(96,865)	$(31,056)	$(19,168)	$(11,143)
Minority interests	37,821	39,703	23,460	1,799
Net income allocated to preferred shareholders	(9,000)	(9,000)	(4,500)	(4,500)

Loss before discontinued operations	(68,044)	(353)	(208)	(13,844)
Discontinued operations, net of minority interests	26	—	27	(10,227)

Numerator for earnings per share — loss available to common shares	$(68,018)	$(353)	$(181)	$(24,071)

Denominator:
Denominator for basic earnings per share — weighted average common shares	236,483	236,483	236,483	23,658,579
Effect of dilutive securities:
Employee stock options	—	—	—	—
Employee stock grants	—	—	—	—

Denominator for diluted earnings per share — adjusted weighted average common shares and assumed conversions	236,483	236,483	236,483	23,658,579

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE COMMON SHARE:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(287.73)	$(1.49)	$(0.88)	$(0.59)
Discontinued operations, net of minority interests	0.11	—	0.12	(0.43)

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(287.62)	$(1.49)	$(0.76)	$(1.02)

In connection with the Acquisition, all outstanding options with an exercise price greater than the sales price of $7.25 per share were cancelled and each outstanding option for a common share with an exercise price less than the sales price were entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. No new options have been granted by the Company.

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

13. Related Party Transactions
On March 19, 2002, we entered into an agreement appointing Julien J. Studley, Inc. as our exclusive agent to lease space on our behalf related to the Citadel Reimbursement Obligation. Mr. Jacque M. Ducharme, a former trustee, was the Vice Chairman Western Region and Director of Julien J. Studley, Inc. (“Studley”), a brokerage firm that specializes in representing tenants in leasing transactions. In addition, Studley is from time-to-time engaged by third-party tenants as a tenant broker in connection with the tenants’ search for office space in Chicago. For the years ended December 31, 2007 and 2006, for the six months ended December 31, 2005 and for the six months ended June 30, 2005, Studley earned commissions of approximately $0.3 million, $0.2 million, $0.0 million and $0.4 million, respectively, from us in connection with transactions where tenants who had previously engaged Studley leased space from us. We are not involved in the selection of Studley by the third-parties as its broker, and we have been advised by Mr. Ducharme that he did not receive any portion of the commissions in connection with these transactions, other than compensation he may have received based on the general profitability of Studley.
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
In connection with the Continental Transaction, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. This payment was recorded as loss on tax indemnification in our consolidated financial statements. The Operating Partnership also transferred its interest in the Junior Loan encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity. In addition, the fee title ownership of Continental Towers was modified so that the property was owned as tenants in common by (i) Continental Towers, L.L.C. (“64.0% Owner”), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise owned a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”).
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
17. Restatements
The Company previously disclosed its intention to restate its financial statements for such periods in a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2008. The Audit Committee of the Board of Trustees (the “Audit Committee”) of the Company, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded in the Company’s consolidated financial statements. In addition, in February 2009, the Company, determined that a $4.2 million tax indemnification payment made in January 2006 was also incorrectly recorded in the Company’s consolidated financial statements. The Company did not amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement in 2007 and 2006 nor its Annual Report on Form 10-K for 2006 and the financial statements and related financial information contained in such reports should no longer be relied upon.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the Company determined that the tax indemnification payment made in January 2006 that was previously capitalized as building improvements should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements and other financial information for the years ended December 31, 2006 and 2007.
All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

17. Restatements (continued)
The restatements increased the net loss by $14.2 million ($60.14 per diluted share) and $36,000 ($0.15 per diluted share) for the years ended December 31, 2007 and December 31, 2006, respectively, and increased shareholders equity by $61.1 million and $75.3 million as of December 31, 2007 and 2006, respectively. The effects of the restatements are as follows (000’s omitted):

	December 31, 2007		December 31, 2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets
Building and improvements	$351,782	$347,582	$345,463	$341,263
Accumulated depreciation	(52,857)	(52,627)	(31,481)	(31,366)
Total assets	675,886	671,916	654,098	650,013
Minority interests-Operating Partnership	65,040	—	100,147	20,770
Shareholders’ equity (deficit) - Distributions in excess of earnings	(133,794)	(72,724)	(78,598)	(3,306)
Total shareholder’s equity (deficit)	(24,713)	36,357	29,083	104,375

Consolidated Statements of Operations and Comprehensive Income (Loss)
Depreciation and amortization	32,700	32,585	34,598	34,483
Loss on tax indemnification	—	—	—	4,200
Total expenses	89,525	89,410	92,203	96,288
Operating income (loss)	1,488	1,603	5,193	1,108
Distributions and losses to minority partners in excess of basis	—	14,222	—	—
(Loss) income from continuing operations	(44,822)	(59,044)	8,512	8,647
Net (loss) income	(44,796)	(59,018)	8,683	8,647
Net loss available to common shareholders	(53,796)	(68,018)	(317)	(353)
Comprehensive (loss) income	(44,796)	(59,018)	8,683	8,647
Basis and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	(227.59)	(287.73)	(2.06)	(1.49)
Net loss available per weighted-average common share of beneficial interest	(227.48)	(287.62)	(1.34)	(1.49)

Consolidated Statements of Cash Flows
Net cash provided by operating activities	1,134	1,134	4,838	638
Net cash (used in) provided by investing activities	(129,700)	(129,700)	66,403	70,603

18. Interim Financial Information (unaudited) (as restated)
The following is our consolidated quarterly summary of operations for 2007:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter(1)	Quarter	Quarter	Quarter
	As Restated	As Restated	As Restated	As Restated	As Restated
	(dollars in thousands, except per share amounts)
Total revenue	$91,013	$20,508	$21,433	$25,155	$23,917
Total expenses	89,410	20,857	19,850	25,725	22,978

Operating income	1,603	(349)	1,583	(570)	939
Loss from investments in unconsolidated joint ventures	(49,687)	(48,274)	(665)	(224)	(524)
Interest and other income (expense)	2,961	(2,309)	3,960	981	329
Interest:
Expense	(36,610)	(10,263)	(10,773)	(7,760)	(7,814)
Amortization of deferred financing costs	(910)	(229)	(229)	(232)	(220)
Distributions and losses to minority partners in excess of basis	(14,222)	(10,172)	(4,050)	—	—

Loss from continuing operations before minority interests	(96,865)	(71,596)	(10,174)	(7,805)	(7,290)
Minority interests	37,821	10,099	8,300	9,966	9,456

(Loss) income from continuing operations	(59,044)	(61,497)	(1,874)	2,161	2,166
Discontinued operations, net of minority interests in the amount of $48 in the fourth quarter, $(93) in the third quarter, $(2,038) in the second quarter and $(836) in the first quarter	26	—	—	19	7

Net (loss) income	(59,018)	(61,497)	(1,874)	2,180	2,173
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net loss available to common shareholders	$(68,018)	$(63,747)	$(4,124)	$(70)	$(77)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(287.73)	$(269.55)	$(17.44)	$(0.38)	$(0.36)
Discontinued operations, net of minority interests	0.11	—	—	0.08	0.03

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(287.62)	$(269.55)	$(17.44)	$(0.30)	$(0.33)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

18. Interim Financial Information (unaudited) (as restated) (continued)
The following is our consolidated quarterly summary of operations for 2006:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	As Restated	As Restated	As Restated	As Restated	As Restated
	(dollars in thousands, except per share amounts)
Total revenue	$97,396	$24,571	$24,446	$24,311	$24,068
Total expenses	96,288	21,880	23,235	23,384	27,789

Operating income	1,108	2,691	1,211	927	(3,721)
(Loss) income from investments in unconsolidated joint ventures	(9,145)	1,949	(3,733)	(3,365)	(3,996)
Interest and other income	2,850	839	574	566	871
Interest:
Expense	(42,183)	(13,330)	(10,085)	(9,763)	(9,005)
Amortization of deferred financing costs	(3,146)	(2,146)	(352)	(351)	(297)
Gain on sales of real estate and joint venture interests	19,460	18,816	—	644	—

Loss from continuing operations before minority interests	(31,056)	8,819	(12,385)	(11,342)	(16,148)
Minority interests	39,703	(6,512)	14,506	13,472	18,237

Income from continuing operations	8,647	2,307	2,121	2,130	2,089
Discontinued operations, net of minority interests in the amount of $123 in the fourth quarter, $59 in the third quarter, $(97) in the second quarter and $(40) in the first quarter	—	(1)	—	1	—

Net income	8,647	2,306	2,121	2,131	2,089
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net (loss) income available to common shareholders	$(353)	$56	$(129)	$(119)	$(161)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(1.49)	$0.24	$(0.55)	$(0.50)	$(0.68)
Discontinued operations, net of minority interests	—	—	—	—	—

Net (loss) income available per weighted-average common share of beneficial interest — basic and diluted	$(1.49)	$0.24	$(0.55)	$(0.50)	$(0.68)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

18. Interim Financial Information (unaudited) (continued)
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

The restatement is (i) the result of the recognition of charges related to cash distributions to minority interest partners in excess of basis in the fourth quarter of 2007 (See Note 1 — Summary of Significant Accounting Policies — Minority Interest in Consolidated Real Estate Partnerships for further details) and (ii) the result of a charge to operations for a January 2006 tax indemnification payment (previously capitalized as building and improvements) in response to comments by the Staff of the SEC in connection with their review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
19. Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted the provisions of SFAS No. 157 and it did not have a material impact on our Company’s financial position or results of operations.
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

19. Recent Accounting Pronouncements (continued)
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
20. Subsequent Events
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
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in which case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. These obligations were recorded as a liability and charged against the gain when determining the book gain on sale. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to below, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to above.

20. Subsequent Events (continued)
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

20. Subsequent Events (continued)
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

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
As Restated
(dollars in thousands)

						Gross Amount Carried at
				Cost Capitalized		Close of Period			Accumulated
	Encumbrances(1)	Initial Cost(2)		Subsequent to Acquisition		12/31/07			Depreciation
			Buildings		Buildings		Building		at	Date of
	December 31		and		and		and		December 31	Original
	2007	Land	Improvements	Land	Improvements	Land	Improvements	Total	2007(3)	Acquisition

280 Shuman Blvd.	$—	$2,092	$3,642	$12	$670	$2,104	$4,312	$6,416	$699	Nov. 1997
Continental Towers	115,000	12,166	122,980	363	8,192	12,529	131,172	143,701	15,820	Dec. 1997
4343 Commerce Court (4)	11,648	2,370	13,572	(8)	1,257	2,362	14,829	17,191	1,716	Nov. 1997
800-810 Jorie Blvd.	23,276	6,265	20,187	—	800	6,265	20,987	27,252	2,927	Aug. 1999
330 N. Wabash Avenue (5)	195,000	45,582	126,397	(639)	29,088	44,943	155,485	200,428	17,742	Dec. 1999
Brush Hill Office Court	8,157	3,456	10,295	(24)	794	3,432	11,089	14,521	1,433	Dec. 1999
Enterprise Center II	5,971	1,659	5,272	(6)	950	1,653	6,222	7,875	561	Jan. 2000
7100 Madison Avenue	3,897	1,268	3,663	(2)	(26)	1,266	3,637	4,903	365	Apr. 2000
180 North LaSalle Street	63,150	15,245	55,497	(138)	5,625	15,107	61,122	76,229	10,972	Aug. 2000
Other Corporate Assets	138,778	—	464	—	70	—	534	534	392

Total	$564,877	$90,103	$361,969	$(442)	$47,420	$89,661	$409,389	$499,050	$52,627

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007

(1)	See Note 4 — Mortgage Notes Payable to these consolidated financial statements for a description of our mortgage notes payable.

(2)	As a result of the Acquisition, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with SFAS No. 141.

(3)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years

(4)	This property collateralizes a mortgage note payable of $11.6 million.

(5)	A pledge of 100.0% of the ownership interest in the entity which owns this property is collateral for two mortgage notes payable totaling $195.0 million with the same lender.
The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $500.6 million as of December 31, 2007. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $12.3 million at December 31, 2007.
The following table reconciles our historical cost for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31
	2007	2006	2005
	(dollars in thousands)
	As Restated	As Restated

Balance, beginning of period	$482,447	$471,892	$619,059
Additions	21,602	14,010	18,674
Disposals	(4,999)	—	(2,130)
Impact of applying push down purchase accounting	—	—	(163,711)
Property held for sale	—	(3,455)	—

Balance, close of period	$499,050	$482,447	$471,892

The following table reconciles the accumulated depreciation for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31
	2007	2006	2005
	As Restated	As Restated
	(dollars in thousands)

Balance at beginning of period	$31,366	$11,142	$94,252
Depreciation and amortization	21,678	20,419	20,211
Disposals	(368)	—	(493)
Impact of applying push down purchase accounting	—	—	(102,828)
Property held for sale	(49)	(195)	—

Balance, close of period	$52,627	$31,366	$11,142

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
General — BHAC Capital IV LLC (the Company or BHAC specifically as the parent entity within these consolidated financial statements), a Delaware limited liability company, was acquired June 11, 2007 as part of an acquisition of an affiliated group of existing hotel owner/operator companies. Upon consummation of the purchase acquisition on June 11, 2007, BHAC was owned by Prime Group Realty Trust (PGRT), Homestead Village LLC (HSD), and certain other investors. PGRT and HSD are affiliates of The Lightstone Group, a closely held real estate investment company majority-owned by David Lichtenstein.
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
Organization — BHAC owns all the outstanding common stock of Extended Stay Inc. (ESI), a real estate investment trust (REIT) which through its qualified REIT subsidiaries owns 552 hotels and an office building. ESI leases the hotel properties to its indirect wholly-owned subsidiaries organized as taxable REIT subsidiaries (TRSs) which operate the hotels.
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
Acquisition — On June 11, 2007 DLDW and other investors acquired all of the limited liability company interests of BHAC and HSD. The acquisition was accounted for as a business combination using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of acquisition. The purchase price allocation is based on preliminary estimates and may be adjusted based on the finalization of certain amounts recorded in connection with the

1. Business and Organization (continued)
purchase. The purchase price for the acquisition of BHAC was $6.399 billion, which exceeded the fair value of assets acquired, resulting in the Company’s recording of goodwill of $246.9 million. Purchase price includes the assumption of working capital liabilities of $104.1 million, and assumption of subordinated debentures of $36.5 million. The purchase price was allocated as follows (in thousands):

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
The below-market lease values are amortized as an adjustment to rental expense over the remaining lease term. Amortization expense for the Period associated with below market leases was $22,000. Amortization is expected to be approximately $39,000 for the years ending December 31, 2008 — 2012.
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

4. Intangible Assets, Deferred Financing Costs and Goodwill
The following table summarizes the intangible assets, deferred financing costs and goodwill as of December 31, 2007 (in thousands):

	December 31, 2007
		Gross
		Carrying	Accumulated
	Useful Life	Amount	Amortization	Net Value

Valuation of customer relationships	18 yrs.	$120,814	$(3,729)	$117,085
Valuation of customer email database	5 yrs.	154	(17)	137
Valuation of advance booking backlog	1 yr.	10,004	(9,670)	334

Total amortizable intangibles		130,972	(13,416)	117,556
Deferred financing costs	2–5 yrs.	74,880	(16,625)	58,255

Total amortizable intangibles and deferred financing costs		$205,852	$(30,041)	$175,811

Intangible assets not subject to amortization:
Trademarks		$43,000		$43,000

Goodwill		$246,913		$246,913

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