Form 10-Q/A
period 2008-03-31
PRIME GROUP REALTY TRUST
filed 2009-03-27
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q/A
AMENDMENT No. 1

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

EXPLANATORY NOTE
As previously reported on a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 21, 2008, the Audit Committee of the Board of Trustees (the “Audit Committee”) of Prime Group Realty Trust (the “Company”), in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of Prime Group Realty, L.P. (the “Operating Partnership”) were incorrectly recorded in the Company’s consolidated financial statements. In addition, as disclosed in the Company’s Current Report on Form 8-K filed February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. Accordingly, the Company stated that the previously filed consolidated financial statements for the periods ended March 31, 2008 included in the Company’s Quarterly Reports on Form 10-Q, should no longer be relied upon because of the restatement of certain items in the consolidated financial statements. This change relates only to the interpretation of existing accounting literature and does not involve new facts or circumstances.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements and other financial information for the period ended March 31, 2008 to correct the misclassifications.
This amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (“March 2008 Form 10-Q”) is being filed to effect the restatements described above. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Act”), this Amendment sets forth the complete text of each item amended as well as other items contained in the March 2008 Form 10-Q. This Amendment amends Items 1, 2 and 4 of Part I to the March 2008 Form 10-Q. The amendment also includes Item 6 of Part II to the March 2008 Form 10-Q to file the certifications required by Rule 13a-14(a) of the Act as amended and 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date. The following Items have not been amended but have been included with this filing for ease of reference: Item 3 of Part I and Items 1, 1A, 2, 3, 4 and 5 of Part II to the March 2008 form 10-Q.
This form 10-Q/A Amendment No. 1 also includes amended Exhibits 31.1, Certification of the Principal Executive Officer and 31.2, Certification of the Principal Financial Officer for the period ending March 31, 2008, as originally filed with the Securities and Exchange Commission on July 30, 2008, to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review with respect to the use of “quarterly report” instead of “report” in paragraphs 2, 3 and 4 of Exhibits 31.1 and 31.2 as required by Regulation S-K Item 601(b)(31).

Prime Group Realty Trust
Form 10–Q/A

PART I–FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31	December 31
	2008	2007
	As Restated	As Restated
Assets
Real estate:
Land	$82,288	$89,661
Building and improvements	329,141	347,582
Tenant improvements	58,956	60,709
Furniture, fixtures and equipment	1,123	1,098

	471,508	499,050
Accumulated depreciation	(53,867)	(52,627)

	417,641	446,423
In–place lease value, net	13,591	15,035
Above–market lease value, net	15,065	16,396

	446,297	477,854

Property held for sale	3,705	3,691
Investments in unconsolidated entities	5,628	87,741
Cash and cash equivalents	33,168	37,893
Receivables, net of allowance for doubtful accounts of $1,239 at March 31, 2008 and $1,074 at December 31, 2007, respectively:
Tenant	1,104	402
Deferred rent	10,903	9,857
Other	1,225	1,204
Restricted cash escrows	45,114	41,696
Deferred costs, net	15,588	10,939
Other	416	639

Total assets	$563,148	$671,916

Liabilities and Shareholders’ Equity (Deficit)
Mortgage notes payable	$488,349	$564,877
Mortgage notes payable related to property held for sale	3,003	3,033
Liabilities related to property held for sale	183	165
Accrued interest payable	1,240	2,106
Accrued real estate taxes	14,501	19,871
Accrued tenant improvement allowances	7,019	10,337
Accrued environmental remediation liabilities	15,889	4,467
Accounts payable and accrued expenses	7,797	8,635
Liabilities for leases assumed	3,689	3,958
Below–market lease value, net	6,953	7,442
Dividends payable	2,250	2,250
Other	8,095	8,418

Total liabilities	558,968	635,559
Minority interests:
Operating Partnership	13,706	—
Shareholders’ equity (deficit):
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	111,742	109,039
Distributions in excess of earnings	(121,310)	(72,724)

Total shareholders’ equity (deficit)	(9,526)	36,357

Total liabilities and shareholders’ equity (deficit)	$563,148	$671,916

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31
	2008	2007
	As Restated	As Restated
Revenue:
Rental	$11,271	$12,566
Tenant reimbursements	8,930	8,688
Other property revenues	1,590	1,698
Services Company revenue	235	965

Total revenue	22,026	23,917

Expenses:
Property operations	8,224	7,610
Real estate taxes	4,738	5,377
Depreciation and amortization	6,688	7,565
General and administrative	1,597	1,686
Services Company operations	334	740

Total expenses	21,581	22,978

Operating income	445	939
Interest and other income	923	329
Loss from investments in unconsolidated joint ventures	(60,354)	(524)
Interest:
Expense	(9,271)	(7,814)
Amortization of deferred financing costs	(239)	(220)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—
Gain on sales of real estate and joint venture interests	39,194	—

Loss from continuing operations before minority interests	(15,080)	(7,290)
Minority interests	(30,880)	9,456

(Loss) income from continuing operations	(45,960)	2,166
Discontinued operations, net of minority interests of $(21) and $(836) in 2008 and 2007, respectively	1	7

Net (loss) income	(45,959)	2,173
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(48,209)	$(77)

Basic and diluted earnings available to common shares per weighted–average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(203.86)	$(0.36)
Discontinued operations, net of minority interests	—	0.03

Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(203.86)	$(0.33)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2008	2007
	As Restated	As Restated
Operating activities
Net (loss) income	$(45,959)	$2,173
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accretion of mortgage notes payable	(324)	(343)
Amortization of above/below–market lease value (included in rental revenue)	810	1,000
Amortization of in–place lease value	1,358	2,436
Provision for doubtful accounts	494	203
Gain on sales of real estate and joint venture interests	(39,194)	—
Depreciation and amortization (including discontinued operations of $107 in 2007)	5,569	5,456
Net equity in loss from investments in unconsolidated joint ventures	60,354	524
Minority interests (including discontinued operations of $21 and $836 in 2008 and 2007, respectively)	30,901	(8,620)
Recovery of distributions and losses to minority partners in excess of basis	(14,222)	—
Net changes in other operating assets and liabilities:
Accounts receivable	(2,179)	(1,110)
Other assets	223	846
Accrued interest payable	(866)	(5)
Accrued real estate taxes	(4,353)	(4,668)
Accounts payable and accrued expenses, including environmental remediation liabilities	(1,789)	(1,438)
Other liabilities	(311)	520

Net cash used in operating activities	(9,488)	(3,026)

Investing activities
Capital expenditures for real estate and equipment	(3,902)	(3,448)
Proceeds from sale of real estate and joint venture interests	97,037	—
Change in restricted cash escrows	(4,019)	4,987
Leasing costs (includes lease assumption costs and leasing commissions)	(501)	(214)

Net cash provided by investing activities	88,615	1,325

Financing activities
Financing costs	(4,721)	(506)
Proceeds from mortgages and notes payable	138,000	—
Repayment of mortgages and notes payable (including discontinued operations of $15 and $14 in 2008 and 2007, respectively)	(214,234)	(464)
Dividends paid to Series B – preferred shareholders	(2,250)	(4,500)
Dividends paid to common shareholder	(27)	—
Contributions from parent company	2,353	—
Distributions paid to common unit holder	(2,973)	—

Net cash used in financing activities	(83,852)	(5,470)

Net decrease in cash and cash equivalents	(4,725)	(7,171)
Cash and cash equivalents at beginning of period	37,893	60,111

Cash and cash equivalents at end of period	$33,168	$52,940

Other information
Interest paid	$10,368	$8,075
Income taxes paid	25	34
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10–K/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 27, 2009.
The Company previously disclosed its intention to restate its financial statements for such periods on a Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 21, 2008. The Audit Committee of the Board of Trustees (the “Audit Committee”) of the Company, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on the Company’s consolidated financial statements. In addition, as reported on a Form 8-K filed with the SEC on February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. The Company did not amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement in 2007 and 2006 nor its Annual Report on Form 10-K for 2006 and the financial statements and related financial information contained in such reports should no longer be relied upon.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the period ended March 31, 2008 to correct the misclassifications.
All referenced amounts in this Quarterly Report for prior periods and prior period comparison reflect the balances and amounts on a restated basis. The effect of the restatement on prior period financial statements is discussed in Note 15 – Restatements to our consolidated financial statements included in this Quarterly Report.
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
3. Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted the provisions of SFAS No. 157 and it did not have a material impact to our Company’s financial position or results of operations.

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
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply the provisions of FAS 157-2 to non-financial assets and liabilities beginning on January 1, 2009.
4. Mortgage Notes Payable
330 N. Wabash Avenue Refinancing. On March 18, 2008, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold (the “Office Property”), see Note 10 – Recent Developments – 330 N. Wabash Avenue Hotel Sale for more detail, consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and our subsidiary who is the borrower of the Loans, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).

4. Mortgage Notes Payable (continued)
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

	Three months ended
	March 31
	2008	2007

Rental revenue	$107	$304
Tenant reimbursements	30	153
Other property income	1	1,091

Total revenue	138	1,548

Property operations	14	14
Real estate taxes	28	474
Depreciation and amortization	—	107
Interest expense	74	110

Total expenses	116	705

Income before minority interests	22	843
Minority interests	(21)	(836)

Discontinued operations	$1	$7

9. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants. As of March 31, 2008, we are in compliance with the requirements of all of these financial and non-financial covenants.
10. Recent Developments
On December 20, 2007, our Board of Trustees (“Board”) declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2007 dividend period. The quarterly dividend had a record date of January 10, 2008 and was paid on January 31, 2008.
On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and was paid on April 30, 2008. In addition, our Board also declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and a dividend to the holder of our 236,483 common shares, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008.
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
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in such case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. These obligations were recorded as a liability and charged against the gain when determining the book gain on sale. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to in Note 4 – 330 N. Wabash Avenue Refinancing, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to in Note 4.

11. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted–average common share of beneficial interest for the three months ended March 31, 2008 and 2007 (dollars in thousands, except for per share amounts):

	Three months ended
	March 31
	2008	2007
	As Restated	As Restated
Numerator:
Loss from continuing operations before minority interests	$(15,080)	$(7,290)
Minority interests	(30,880)	9,456
Net income allocated to preferred distributions	(2,250)	(2,250)

Loss before discontinued operations	(48,210)	(84)
Discontinued operations, net of minority interests	1	7

Numerator for earnings per share – loss available to common shares	$(48,209)	$(77)

Denominator:
Weighted–average common shares	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—
Nonvested employee stock grants	—	—

Adjusted weighted–average common shares and assumed conversions	236,483	236,483

Basic and diluted earnings available to common shares per weighted–average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(203.86)	$(0.36)
Discontinued operations, net of minority interests	—	0.03

Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(203.86)	$(0.33)

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
We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 14 — Commitments and Contingencies – Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
14. Shareholders’ Equity (deficit)
The change in shareholders’ equity (deficit) from $36.4 million at December 31, 2007 to $(9.5) million at March 31, 2008 includes the first quarter 2008 net loss of $46.0 million, payment of dividends in the amount of $2.3 million and a contribution from our parent company of $2.4 million.
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

15. Commitments and Contingencies (continued)
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
On January 10, 2006, the Operating Partnership and certain other parties, including Mr. Casati and Mr. Heise, restructured the ownership structure of Continental Towers and amended and restated the Tax Indemnity Agreement to, among other things, (a) create an undivided tenant in common ownership structure whereby (i) Continental Towers, L.L.C. (“64.0% Owner”) held an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”) held an undivided 36.0% interest in the property; (b) reduce the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to Continental Towers, calculated at current tax rates, from approximately $53.2 million to $14.0 million; and (c) remove Mr. Casati from the ownership structure of Continental Towers and release the Operating Partnership from any liability to Mr. Casati under the Tax Indemnity Agreement. The Operating Partnership paid Mr. Casati $4.2 million in connection with this transaction to obtain a release of the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. This payment was recorded as loss on tax indemnification in our consolidated financial statements. Mr. Heise’s interest in the Property was limited to a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”). The Operating Partnership also transferred its interest in the Mortgage Note to our wholly–owned subsidiary, PGRT Equity, LLC (“Prime Equity”).
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

15. Commitments and Contingencies (continued)
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

15. Commitments and Contingencies (continued)
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
16. Restatements
The Company previously disclosed its intention to restate its financial statements for such periods on a Form 8-K filed with the SEC on August 21, 2008. The Audit Committee, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on the Company’s consolidated financial statements. In addition, as reported on a Form 8-K filed with the SEC on February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. The Company did not amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement in 2007 and 2006 or its Annual Report on Form 10-K for 2006 and the financial statements and related financial information contained in such reports should no longer be relied upon.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the period ended March 31, 2008 to correct the misclassifications.

16. Restatements (continued)
All changes reflected in this footnote have been reflected throughout these consolidated financial statements, as restated. The difference between the reported amounts below represent the adjustments relating to the restatement. The effects of the restatement are as follows (000’s omitted, except per share amounts):

	For the period ending		For the year ended
	March 31, 2008		December 31, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets
Building and improvements	$333,341	$329,141	$351,782	$347,582
Accumulated depreciation	(54,126)	(53,867)	(52,857)	(52,627)
Total assets	567,089	563,148	675,886	671,916
Minority interests-Operating Partnership	98,265	13,706	65,040	—
Shareholders’ equity (deficit) – Distributions in excess of earnings	(199,575)	(121,310)	(133,794)	(72,724)
Total shareholder’s equity (deficit)	(90,144)	(9,526)	(24,713)	36,357

	For the three-month period ending
	March 31, 2008		March 31, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Statements of Operations
Depreciation and amortization	$6,717	$6,686	$7,594	$7,565
Total expenses	21,610	21,581	23,007	22,978
Operating income	416	445	910	939
Recovery of distributions and losses to minority partners in excess of basis	—	14,222	—	—
Loss from continuing operations before minority interest	(29,405)	(15,080)	(7,319)	(7,290)
(Loss) income from continuing operations	(60,182)	(45,960)	2,166	2,166
Net (loss) income	(60,181)	(45,959)	2,173	2,173
Net loss available to common shareholders	(62,431)	(48,209)	(77)	(77)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interest and allocation to preferred shareholders	$(264.00)	$(203.86)	$(0.36)	$(0.36)
Net loss available per weighted-average common share of beneficial interest – basic and diluted	(264.00)	(203.86)	(0.33)	(0.33)
17. Subsequent Events
On May 2, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend has a record date of July 10, 2008 and a payment date of July 31, 2008.

17. Subsequent Events (continued)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD–LOOKING STATEMENTS
This Quarterly Report on Form 10–Q includes certain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward–looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward–looking statements, which speak only as of March 31, 2008.
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
OVERVIEW
We are a fully–integrated, self–administered and self–managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of March 31, 2008, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.4 million net rentable square feet, and one industrial property, containing 0.1 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.5 million square feet comprising all of our wholly–owned properties. In addition, we are also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois, and the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois.

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
Impact of Restatement. The Company previously disclosed its intention to restate its financial statements for such periods on a Form 8-K filed with the SEC on August 21, 2008. The Audit Committee, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on the Company’s consolidated financial statements. In addition, as reported on a Form 8-K filed with the SEC on February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. The Company did not amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement in 2007 and 2006 or its Annual Report on Form 10-K for 2006 and the financial statements and related financial information contained in such reports should no longer be relied upon.

Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the period ended March 31, 2008 to correct the misclassifications.
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
At March 31, 2008, we determined that no impairments were necessary. In evaluating our other long–lived assets used in operations for impairment at March 31, 2008, we assumed anticipated hold periods of three to five years for our operating properties.

Minority Interest in Consolidated Real Estate Partnerships. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of income as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. If future earnings materialize, the Company records recovery of those losses previously recognized. With regard to such consolidated real estate partnerships, approximately $14.2 million in losses related to the minority interest ownership were charged to operations for the year ended December 31, 2007, and the recovery of such losses were recorded during the three months ended March 31, 2008.
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

(Dollars in thousands)	2008	2007	$ Change	% Change
	As Restated	As Restated
Property revenues	$21,791	$22,952	$(1,161)	(5.1)%
Services Company revenues	235	965	(730)	(75.6)

Total revenues	22,026	23,917	(1,891)	(7.9)

Property operating expenses	12,962	12,987	(25)	(0.2)
Depreciation and amortization	6,686	7,565	(877)	(11.6)
General and administrative	1,597	1,686	(89)	(5.3)
Services Company operations	334	740	(406)	(54.9)

Total expenses	21,581	22,978	(1,397)	(6.1)

Operating income	445	939	(494)	(52.6)
Interest and other income	923	329	594	180.5
Loss from investments in unconsolidated joint ventures	(60,354)	(524)	(59,830)	(11,417.9)
Interest:
Expense	(9,271)	(7,814)	(1,457)	(18.6)
Amortization of deferred financing costs	(239)	(220)	(19)	(8.6)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	14,222	—
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—

Loss from continuing operations before minority interests	(15,080)	(7,290)	(7,790)	(106.8)

Minority interests	(30,880)	9,456	(40,336)	(426.6)

(Loss) income from continuing operations	(45,960)	2,166	(48,126)	(2,221.9)
Discontinued operations, net of minority interests	1	7	(6)	(85.7)

Net (loss) income	$(45,959)	$2,173	$(48,132)	(2,215.0)%

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
Loss From Investments in Unconsolidated Joint Ventures. The increase of $59.8 million in loss from investments in unconsolidated joint ventures was primarily due to the allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($60.4 million). This was partially offset by losses of $0.5 million recognized in 2007 that did not occur in 2008 due to the sale of our joint venture interest in The United Building in January 2008.
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
Recovery of Distributions and Losses to Minority Partners in Excess of Basis. The increase of approximately $14.2 million in recovery of distributions and losses to minority partners in excess of basis relates to the recovery of losses previously recognized in 2007.
Gain on Sales of Real Estate and Joint Venture Interests. The increase of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to the sale of our 50% common joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which is classified as property held for sale on our consolidated balance sheets, our former Narco River Business Center property, which was sold in May 2007, and the residual effects related to properties sold in prior years.

Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions/dividends and service our debt and other short–term and long–term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non–cash and non–operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long–term liabilities are also considered key to assessing our liquidity.
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

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
	Amounts								2013 and
Other Commercial Commitments	Committed		2008		2009–2010		2011–2012		Thereafter
Tax indemnifications (A)	$14,018		(A	)	(A	)	(A	)	(A	)
Environmental remediation (B)	15,889		9,259		285		6,053		292
Series B Shares (C)	(C	)	4,500		(C	)	(C	)	(C	)

Total commercial commitments	$29,907		$13,759		$285		$6,053		$292

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
Off–Balance Sheet Arrangements
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted–average interest rates by expected maturity dates as of March 31, 2008. For the interest rate protection agreement, the table presents the notional amount entered into and the cap rate.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$15.7	$1.7	$33.1	$153.4	$—	$165.0	$368.9
Weighted–average interest rate — Carrying Value	7.1%	6.4%	8.3%	5.8%	—	6.5%	—

Fixed rate amount — Fair Value	$16.5	$2.7	$33.8	$153.4	$—	$165.0	$371.4
Weighted–average interest rate — Fair Value	7.2%	7.2%	8.3%	5.8%	—	6.5%	—

Variable rate amount	$120.0	$—	$—	$—	$—	$—	$120.0
Weighted–average interest rate	7.1%	—	—	—	—	—	—

(1)
Based upon the rates in effect at March 31, 2008, the weighted–average interest rates on our mortgage notes payable at March 31, 2008 was 6.6%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $1.2 million.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures (Restated)
As described above in the “Explanatory Note” to this Amendment and in Note 16 to our consolidated financial statements, on August 20, 2008 the Audit Committee, in consultation with members of our management, determined that our distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on our consolidated financial statements. In addition, in February 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. Accordingly, we determined that we should restate our consolidated financial statements for the period ended March 31, 2008 to correct the misclassifications.
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that initial evaluation, our Chief Executive Officer and Executive Vice President —Capital Markets concluded that, as of March 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
Subsequent to that evaluation and in connection with the restatement and filing of this Amendment, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, our management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2008 solely as a result of the material weakness in internal control over financial reporting described under Item 9A – Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. We addressed the material weakness with the plan for remediation described under Item 9A – Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

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

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward–Looking Statements” Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10–Q/A and in Part I – Item 1A “Risk Factors” of our Annual Report on Form 10–K/A for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10–K/A for the year ended December 31, 2007.
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

PRIME GROUP REALTY TRUST Registrant
Date: March 26, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.