Form 10-Q/A
period 2008-06-30
PRIME GROUP REALTY TRUST
filed 2009-03-27
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	36-4173047 (I.R.S. Employer Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)
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

EXPLANATORY NOTE
As previously reported on a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 21, 2008, the Audit Committee of the Board of Trustees (the “Audit Committee”) of Prime Group Realty Trust (the “Company”), in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of Prime Group Realty, L.P. (the “Operating Partnership”) were incorrectly recorded in the Company’s consolidated financial statements. In addition, as disclosed in the Company’s Current Report on Form 8-K filed February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded in the Company’s consolidated financial statements. Accordingly, the Company stated that the previously filed consolidated financial statements for the periods ended March 31, 2008 and June 30, 2008 included in the Company’s Quarterly Reports on Form 10-Q should no longer be relied upon because of the restatement of certain items in the consolidated financial statements. This change relates only to the interpretation of existing accounting literature and does not involve new facts or circumstances.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements and other financial information for the periods ended March 31, 2008 and June 30, 2008 to correct the misclassifications.
This amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (“June 2008 Form 10-Q”) is being filed to effect the restatements described above. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Act”), this Amendment sets forth the complete text of each item amended as well as other items contained in the June 2008 Form 10-Q. This Amendment amends Items 1, 2 and 4 of Part I to the June 2008 Form 10-Q. The amendment also includes Item 6 of Part II to the June 2008 Form 10-Q to file the certifications required by Rule 13a-14(a) of the Act as amended and 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date. The following items have not been amended but have been included with this filing for ease of reference: Item 3 of Part I and Items 1, 1A, 2, 3, 4 and 5 of Part II to the June 2008 Form 10-Q.
This form 10-Q/A Amendment No. 1 also includes amended Exhibits 31.1, Certification of the Principal Executive Officer and 31.2, Certification of the Principal Financial Officer for the period ending June 30, 2008, as originally filed with the Securities and Exchange Commission on August 14, 2008, to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review with respect to the use of “quarterly report” instead of “report” in paragraphs 2, 3 and 4 of Exhibits 31.1 and 31.2 as required by Regulation S-K Item 601(b)(31).

Prime Group Realty Trust
Form 10-Q/A

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30	December 31
	2008	2007
	As Restated	As Restated
Assets
Real estate:
Land	$82,292	$89,661
Building and improvements	330,518	347,582
Tenant improvements	61,263	60,709
Furniture, fixtures and equipment	1,123	1,098

	475,196	499,050
Accumulated depreciation	(58,667)	(52,627)

	416,529	446,423
In-place lease value, net	12,367	15,035
Above-market lease value, net	13,855	16,396

	442,751	477,854

Property held for sale	—	3,691
Investments in unconsolidated entities	4	87,741
Cash and cash equivalents	12,766	37,893
Receivables, net of allowance for doubtful accounts of $1,508 and $1,074 at June 30, 2008 and December 31, 2007, respectively:
Tenant	941	402
Deferred rent	12,071	9,857
Other	1,319	1,204
Restricted cash escrows	47,535	41,696
Deferred costs, net	18,410	10,939
Other	711	639

Total assets	$536,508	$671,916

Liabilities and Shareholders’ Equity
Mortgage notes payable	$462,786	$564,877
Mortgage notes payable related to property held for sale	—	3,033
Liabilities related to property held for sale	—	165
Accrued interest payable	1,952	2,106
Accrued real estate taxes	18,980	19,871
Accrued tenant improvement allowances	7,354	10,337
Accrued environmental remediation liabilities	14,858	4,467
Accounts payable and accrued expenses	7,592	8,635
Liabilities for leases assumed	3,456	3,958
Below-market lease value, net	6,448	7,442
Dividends payable	2,250	2,250
Other	6,553	8,418

Total liabilities	532,229	635,559
Minority interests:
Operating Partnership	—	—
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	141,333	109,039
Distributions in excess of earnings	(137,096)	(72,724)

Total shareholders’ equity	4,279	36,357

Total liabilities and shareholders’ equity	$536,508	$671,916

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	June 30
	2008	2007
	As Restated	As Restated
Revenue:
Rental	$11,272	$14,100
Tenant reimbursements	7,970	8,554
Other property revenues	1,597	1,714
Services Company revenue	370	787

Total revenue	21,209	25,155

Expenses:
Property operations	6,636	7,855
Real estate taxes	4,929	5,099
Depreciation and amortization	6,494	10,452
General and administrative	1,755	1,623
Services Company operations	409	696

Total expenses	20,223	25,725

Operating income (loss)	986	(570)
Interest and other income	293	981
Income (loss) from investments in unconsolidated joint ventures	9	(224)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—
Interest:
Expense	(7,722)	(7,760)
Amortization of deferred financing costs	(341)	(232)
Distributions and losses to minority partners in excess of basis	(7,462)	—

Loss from continuing operations before minority interests	(19,870)	(7,805)
Minority interests	6,810	9,966

(Loss) income from continuing operations	(13,060)	2,161
Discontinued operations, net of minority interests of $(510) and $(2,036) in 2008 and 2007, respectively	4	19

Net (loss) income	(13,056)	2,180
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(15,306)	$(70)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(64.74)	$(0.38)
Discontinued operations, net of minority interests	0.02	0.08

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(64.72)	$(0.30)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30
	2008	2007
	As Restated	As Restated
Revenue:
Rental	$22,543	$26,666
Tenant reimbursements	16,900	17,242
Other property revenues	3,187	3,412
Services Company revenue	605	1,752

Total revenue	43,235	49,072

Expenses:
Property operations	14,860	15,465
Real estate taxes	9,667	10,476
Depreciation and amortization	13,182	18,017
General and administrative	3,352	3,309
Services Company operations	743	1,436

Total expenses	41,804	48,703

Operating income	1,431	369
Interest and other income	1,216	1,310
Loss from investments in unconsolidated joint ventures	(60,345)	(748)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—
Interest:
Expense	(16,993)	(15,574)
Amortization of deferred financing costs	(580)	(452)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—
Distributions and losses to minority partners in excess of basis	(7,462)	—
Gain on sales of real estate and joint venture interests	39,194	—

Loss from continuing operations before minority interests	(34,950)	(15,095)
Minority interests	(24,070)	19,422

(Loss) income from continuing operations	(59,020)	4,327
Discontinued operations, net of minority interests of $(531) and $(2,872) in 2008 and 2007, respectively	5	26

Net (loss) income	(59,015)	4,353
Net income allocated to preferred shareholders	(4,500)	(4,500)

Net loss available to common shareholders	$(63,515)	$(147)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(268.60)	$(0.73)
Discontinued operations, net of minority interests	0.02	0.11

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(268.58)	$(0.62)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six months ended
	June 30
	2008	2007
	As Restated	As Restated
Operating activities
Net (loss) income	$(59,015)	$4,353
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accretion of mortgage notes payable	(601)	(678)
Amortization of above/below-market lease value (included in rental revenue)	1,554	656
Amortization of in-place lease value	2,582	6,059
Gain on sales of real estate and joint venture interests (including discontinued operations of $506 and $2,221 in 2008 and 2007, respectively)	(39,700)	(2,221)
Provision for doubtful accounts	763	735
Depreciation and amortization (including discontinued operations of $128 in 2007)	11,180	12,538
Provision for asset impairment from unconsolidated joint ventures	5,633	—
Net equity in loss from investments in unconsolidated joint ventures	60,345	748
Recovery of distributions and losses to minority partners in excess of basis	(14,222)	—
Distributions and losses to minority partners in excess of basis	7,462	—
Minority interests (including discontinued operations of $(531) and $(2,872) in 2008 and 2007, respectively)	24,601	(16,550)
Net changes in operating assets and liabilities:
Accounts receivable	(3,542)	(1,555)
Other assets	(72)	358
Accrued interest payable	(154)	(54)
Accrued real estate taxes	135	5
Accounts payable and accrued expenses	(3,474)	(1,020)
Other liabilities	(1,960)	(1,162)

Net cash (used in) provided by operating activities	(8,485)	2,212

Investing activities
Capital expenditures for real estate and equipment	(6,887)	(8,736)
Proceeds from sales of real estate and joint venture interests	101,099	4,685
Change in restricted cash escrows	(6,440)	996
Leasing costs (includes lease assumption costs and leasing commissions)	(1,592)	(1,639)
Investment in unconsolidated entities	—	(120,000)

Net cash provided by (used in) investing activities	86,180	(124,694)

Financing activities
Financing costs	(7,394)	(660)
Proceeds from mortgages and notes payable	149,600	120,000
Repayment of mortgages and notes payable (including discontinued operations of $4,264 and $23 in 2008 and 2007, respectively)	(254,123)	(887)
Dividends paid to Series B-preferred shareholders	(4,500)	(6,750)
Dividends paid to common shareholder	(159)	—
Contributions from parent company	31,595	—
Distributions paid to common unit holder	(17,841)	—

Net cash (used in) provided by financing activities	(102,822)	111,703

Net decrease in cash and cash equivalents	(25,127)	(10,779)
Cash and cash equivalents at beginning of period	37,893	60,111

Cash and cash equivalents at end of period	$12,766	$49,332

Other information
Interest paid	$17,640	$16,293
Income taxes paid	25	118
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 27, 2009.
The Company previously disclosed its intention to restate its financial statements for such periods on a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2008. The Audit Committee of the Board of Trustees (the “Audit Committee”) of the Company, in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of the Operating Partnership were incorrectly recorded in the Company’s consolidated financial statements. In addition, as reported on a Form 8-K filed with the SEC on February 18, 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded. The Company did not amend its Quarterly Reports on Form 10-Q for the periods affected by the restatement in 2007 and 2006 nor its Annual Report on Form 10-K for 2006 and the financial statements and related financial information contained in such reports should no longer be relied upon.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management, that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the three and six months ended March 31, 2008 and June 30, 2008, respectively, to correct the misclassifications.
All referenced amounts in this Quarterly Report for prior periods and prior period comparison reflect the balances and amounts on a restated basis. The effect of the restatement on prior period financial statements is discussed in Note 13 — Restatements to our consolidated financial statements included in this Quarterly Report.
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

4. Mortgage Notes Payable (continued)
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
On February 12, 2008, our Board of Trustees (“Board”) declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and was paid on April 30, 2008. In addition, our Board also declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and a dividend to the holder of our 236,483 common shares, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008.
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by CPI and certain other adjustments), in such case the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. These obligations were recorded as a liability and charged against the gain when determining the book gain on sale. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to in Note 4 — Mortgage Notes Payable — 330 N. Wabash Avenue Refinancing, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to in Note 4.
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

10. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted-average common share of beneficial interest for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for per share amounts):

	(unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
	As	As	As	As
	Restated	Restated	Restated	Restated
Numerator:
Loss from continuing operations before minority interests	$(19,870)	$(7,805)	$(34,950)	$(15,095)
Minority interests	6,810	9,966	(24,070)	19,422
Net income allocated to preferred distributions	(2,250)	(2,250)	(4,500)	(4,500)

Loss before discontinued operations	(15,310)	(89)	(63,520)	(173)
Discontinued operations, net of minority interests	4	19	5	26

Net loss available to common shareholders	$(15,306)	$(70)	$(63,515)	$(147)

Denominator:
Weighted-average common shares	236,483	236,483	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—	—	—
Nonvested employee stock grants	—	—	—	—

Adjusted weighted-average common shares and assumed conversions	236,483	236,483	236,483	236,483

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations	$(64.74)	$(0.38)	$(268.60)	$(0.73)
Discontinued operations, net of minority interests	0.02	0.08	0.02	0.11

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(64.72)	$(0.30)	$(268.58)	$(0.62)

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

11. Investments in Unconsolidated Joint Ventures (continued)
Our interest in BHAC at June 30, 2008 was valued at $0 (included in Investments in unconsolidated entities). Our share of BHAC’s operations, assuming a hypothetical liquidation at June 30, 2008, was a loss of $60.3 million for the six months ended June 30, 2008. We are not obligated or expected to fund any future losses.
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

June 30
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
12. Shareholders’ Equity
The change in shareholders’ equity from $36.4 million at December 31, 2007 to $4.3 million at June 30, 2008 includes the net loss of $59.0 million for the six months ended June 30, 2008, payment of dividends in the amount of $4.7 million and a contribution from our parent company of $31.6 million.
13. Commitments and Contingencies
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

13. Commitments and Contingencies (continued)
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

13. Commitments and Contingencies (continued)
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
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the three and six months ended March 31, 2008 and June 30, 2008, respectively, to correct the misclassifications.

14. Restatements (continued)
All changes reflected in this footnote have been reflected throughout these consolidated financial statements, as restated. The difference between the reported amounts below represent the adjustments relating to the restatement. The effects of the restatement are as follows (000’s omitted, except per share amounts):

	June 30, 2008		December 31, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated Balance Sheets
Building and improvements	$334,718	$330,518	$351,782	$347,582
Accumulated depreciation	(58,955)	(58,667)	(52,857)	(52,627)
Total assets	540,420	536,508	675,886	671,916
Minority interests-Operating Partnership	89,585	—	65,040	—
Shareholders equity —
Distributions in excess of earnings	(222,769)	(137,096)	(133,794)	(72,724)
Total shareholder’s equity	(81,394)	4,279	(24,713)	36,357

	For the three-month		For the three-month
	period ending		period ending
	June 30, 2008		June 30, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations
Depreciation and amortization	$6,523	$6,494	$10,481	$10,452
Total expenses	20,252	20,223	25,754	25,725
Operating income (loss)	957	986	(599)	(570)
Distributions and losses to minority partners in excess of basis	—	(7,462)	—	—
Loss from continuing operations before minority interest	(12,437)	(19,870)	(7,834)	(7,805)
(Loss) income from continuing operations	(5,598)	(13,060)	2,161	2,161
Net (loss) income	(5,594)	(13,056)	2,180	2,180
Net loss available to common shareholders	(7,844)	(15,306)	(70)	(70)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interest and allocation to preferred shareholders	$(33.19)	$(67.74)	$(0.38)	$(0.38)
Net loss available per weighted-average common share of beneficial interest — basic and diluted	(33.17)	(64.72)	(0.30)	(0.30)

14. Restatements (continued)

	For the six-month		For the six-month
	period ending		period ending
	June 30, 2008		June 30, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations
Depreciation and amortization	$13,240	$13,182	$18,075	$18,017
Total expenses	41,862	41,804	48,761	48,703
Operating income (loss)	1,373	1,431	311	369
Recovery of distributions and losses to minority partners in excess of basis	—	14,222	—	—
Distributions and losses to minority partners in excess of basis	—	(7,462)	—	—
Loss from continuing operations before minority interest	(41,768)	(34,950)	(15,153)	(15,095)
(Loss) income from continuing operations	(65,780)	(59,020)	4,327	4,327
Net (loss) income	(65,775)	(59,015)	4,353	4,353
Net loss available to common shareholders	(70,275)	(63,515)	(147)	(147)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interest and allocation to preferred shareholders	$(297.19)	$(268.60)	$(0.73)	$(0.73)
Net loss available per weighted-average common share of beneficial interest — basic and diluted	(297.17)	(268.58)	(0.62)	(0.62)

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

Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the $4.2 million tax indemnification payment made in January 2006 was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations.” It was determined by the Company’s management that the Company should have accounted for the payment as a charge to operations. Accordingly, the Company has restated its financial statements for the period ended June 30, 2008 to correct the misclassifications.
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

Minority Interest in Consolidated Real Estate Partnerships. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of income as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. If future earnings materialize, the Company records recovery of those losses previously recognized. With regard to such consolidated real estate partnerships, approximately $7.5 million in losses related to the minority interest ownership were charged to operations for the six months ended June 30, 2008. The Company recorded approximately $14.2 million for recovery of previously recognized losses for the six-month period ending June 30, 2008. The recovery was primarily the result of the $29.4 million gain on sale of our 50% common joint venture interest in The United Building during the first quarter of 2008.
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

(Dollars in thousands)	2008	2007	$ Change	% Change
	As Restated	As Restated
Property revenues	$20,839	$24,368	$(3,529)	(14.5)%
Services Company revenues	370	787	(417)	(53.0)

Total revenues	21,209	25,155	(3,946)	(15.7)

Property operating expenses	11,565	12,954	(1,389)	(10.7)
Depreciation and amortization	6,494	10,452	(3,958)	(37.8)
General and administrative	1,755	1,623	132	(8.1)
Services Company operations	409	696	(287)	(41.2)

Total expenses	20,223	25,725	(5,502)	(21.4)

Operating income (loss)	986	(570)	1,556	259.8
Interest and other income	293	981	(688)	70.1
Income (loss) from investments in unconsolidated joint ventures	9	(224)	233	104.0
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest:
Expense	(7,722)	(7,760)	38	0.5
Amortization of deferred financing costs	(341)	(232)	(109)	(47.0)
Distributions and losses to minority partners in excess of basis	(7,462)	—	(7,462)	—

Loss from continuing operations before minority interests	(19,870)	(7,805)	(12,065)	(154.5)
Minority interests	6,810	9,966	(3,156)	(31.6)

(Loss) income from continuing operations	(13,060)	2,161	(15,221)	(704.3)
Discontinued operations, net of minority interests	4	19	(15)	(78.9)

Net (loss) income	$(13,056)	$2,180	$(15,236)	(698.9)%

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
Distributions and Losses to Minority Partners in Excess of Basis. The increase of $7.5 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits.
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

(Dollars in thousands)	2008	2007	$ Change	% Change
	As Restated	As Restated
Property revenues	$42,630	$47,320	$(4,690)	(9.9)%
Services Company revenues	605	1,752	(1,147)	(65.5)

Total revenues	43,235	49,072	(5,837)	(11.9)

Property operating expenses	24,527	25,941	(1,414)	(5.5)
Depreciation and amortization	13,182	18,017	(4,835)	(26.7)
General and administrative	3,352	3,309	43	1.3
Services Company operations	743	1,436	(693)	(48.3)

Total expenses	41,804	48,703	(6,899)	(14.1)

Operating income	1,431	369	1,062	341.5
Interest and other income	1,216	1,310	(94)	(7.2)
Loss from investments in unconsolidated joint ventures	(60,345)	(748)	(59,597)	(7,967.5)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest:
Expense	(16,993)	(15,574)	(1,419)	(9.1)
Amortization of deferred financing costs	(580)	(452)	(128)	(28.3)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	14,222	—
Distributions and losses to minority partners in excess of basis	(7,462)	—	(7,462)	—
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—

Loss from continuing operations before minority interests	(34,950)	(15,095)	(19,855)	(131.5)
Minority interests	(24,070)	19,422	(43,492)	(223.9)

(Loss) income from continuing operations	(59,020)	4,327	(63,347)	(1,463.9)
Discontinued operations, net of minority interests	5	26	(21)	(80.8)

Net (loss) income	$(59,015)	$4,353	$(63,368)	(1,455.7)%

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
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million charge in provision for asset impairment represents the write-down of the investment balance in our membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected inability to sustain the second quarter of 2008.
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
Distributions and Losses to Minority Partners in Excess of Basis. The increase of $7.5 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits.
Gain on Sales of Real Estate and Joint Venture Interests. The increase of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to the sale of our 50% joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.
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

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts								2013 and
Other Commercial Commitments	Committed		2008		2009-2010		2011-2012		Thereafter
Tax indemnifications (A)	$14,018		(A	)	(A	)	(A	)	(A	)
Environmental remediation (B)	14,858		8,105		288		6,164		301
Series B Shares (C)	(C	)	2,250		(C	)	(C	)	(C	)

Total commercial commitments	$28,876		$10,355		$288		$6,164		$301

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

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$0.8	$1.7	$33.1	$153.4	$—	$165.0	$354.0
Weighted-average interest rate — Carrying Value	6.3%	6.4%	8.3%	5.8%	—	6.5%	—

Fixed rate amount — Fair Value	$1.3	$2.7	$33.8	$153.4	$—	$165.0	$356.2
Weighted-average interest rate — Fair Value	7.2%	7.2%	8.3%	5.8%	—	6.5%	—

Variable rate amount	$45.2	$50.4	$0.4	$0.4	$0.4	$9.8	$106.6
Weighted-average interest rate	8.4%	8.4%	4.5%	4.5%	4.5%	4.5%	—

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
Subsequent to that evaluation and in connection with the restatement and filing of this Amendment, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, our management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2008 solely as a result of the material weakness in internal control over financial reporting described under Item 9A — Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. We addressed the material weakness with the plan for remediation described under Item 9A — Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

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
PART II — OTHER INFORMATION
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

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q/A and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits:

10.1	Form of Letters regarding Retention Program, dated June 12, 2008 .

10.2	Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc.

10.3	Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc.

10.4	Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.

10.5	Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: March 26, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Letters regarding Retention Program, dated June 12, 2008 .

10.2	Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc.

10.3	Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc.

10.4	Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc.

10.5	Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.