Form 10-Q
period 2008-09-30
PRIME GROUP REALTY TRUST
filed 2009-03-27
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

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
On March 1, 2009, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10–Q

PART I–FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30	December 31
	2008	2007
Assets
Real estate:
Land	$66,758	$74,554
Building and improvements	287,240	305,138
Tenant improvements	45,313	42,048
Furniture, fixtures and equipment	1,116	1,080

	400,427	422,820
Accumulated depreciation	(49,156)	(41,655)

	351,271	381,165
In–place lease value, net	6,199	9,116
Above–market lease value, net	5,364	8,148

	362,834	398,429

Property held for sale	84,013	92,219
Investments in unconsolidated entities	5	87,741
Cash and cash equivalents	11,879	37,893
Receivables, net of allowance for doubtful accounts of $760 and $1,074 at September 30, 2008 and December 31, 2007, respectively:
Tenant	1,544	342
Deferred rent	9,427	7,047
Other	1,870	1,194
Restricted cash escrows	40,919	36,612
Deferred costs, net	16,915	9,828
Other	1,064	611

Total assets	$530,470	$671,916

Liabilities and Shareholders’ Equity
Mortgage notes payable	$394,636	$501,727
Mortgage notes payable related to property held for sale	62,433	66,183
Liabilities related to property held for sale	10,119	11,111
Accrued interest payable	1,864	1,809
Accrued real estate taxes	15,863	15,029
Accrued tenant improvement allowances	8,674	9,779
Accrued environmental remediation liabilities	10,385	4,467
Accounts payable and accrued expenses	6,885	6,405
Liabilities for leases assumed	3,691	3,958
Below–market lease value, net	4,816	6,083
Dividends payable	—	2,250
Other	6,022	6,758

Total liabilities	525,388	635,559
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	148,348	109,039
Distributions in excess of earnings	(143,308)	(72,724)

Total shareholders’ equity	5,082	36,357

Total liabilities and shareholders’ equity	$530,470	$671,916

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30
	2008	2007
		As Restated
Revenue:
Rental	$8,486	$8,929
Tenant reimbursements	5,689	5,844
Other property revenues	1,556	1,789
Services Company revenue	256	459

Total revenue	15,987	17,021

Expenses:
Property operations	5,144	5,582
Real estate taxes	1,712	2,922
Depreciation and amortization	4,948	5,480
General and administrative	1,585	1,580
Services Company operations	344	546
Provision for asset impairment	1,600	—

Total expenses	15,333	16,110

Operating income	654	911
Interest and other (expense) income	(489)	860
Income (loss) from investments in unconsolidated joint ventures	1	(665)
Interest:
Expense	(6,938)	(9,887)
Amortization of deferred financing costs	(829)	(229)
Distributions and losses to minority partners in excess of basis	(5,852)	(4,050)

Loss from continuing operations before minority interests	(13,453)	(13,060)
Minority interests	7,231	8,087

Loss from continuing operations	(6,222)	(4,973)
Discontinued operations, net of minority interests of $(1,380) and $119 in 2008 and 2007, respectively	12	(1)

Net loss	(6,210)	(4,974)
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss available to common shareholders	$(8,460)	$(7,224)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(35.82)	$(30.55)
Discontinued operations, net of minority interests	0.05	—

Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(35.77)	$(30.55)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended
	September 30
	2008	2007
		As Restated
Revenue:
Rental	$26,045	$30,897
Tenant reimbursements	18,063	18,840
Other property revenues	4,833	5,225
Services Company revenue	861	2,211

Total revenue	49,802	57,173

Expenses:
Property operations	17,293	18,438
Real estate taxes	8,890	10,799
Depreciation and amortization	15,169	20,653
General and administrative	4,937	4,889
Services Company operations	1,087	1,982
Provision for asset impairment	1,600	—

Total expenses	48,976	56,761

Operating income	826	412
Interest and other income	727	2,170
Loss from investments in unconsolidated joint ventures	(60,344)	(1,413)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—
Interest:
Expense	(22,196)	(23,708)
Amortization of deferred financing costs	(1,409)	(679)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—
Distributions and losses to minority partners in excess of basis	(13,314)	(4,050)
Gain on sales of real estate and joint venture interests	39,194	—

Loss from continuing operations before minority interests	(47,927)	(27,268)
Minority interests	(17,311)	26,630

Loss from continuing operations	(65,238)	(638)
Discontinued operations, net of minority interests of $(1,439) and $(1,875) in 2008 and 2007, respectively	13	17

Net loss	(65,225)	(621)
Net income allocated to preferred shareholders	(6,750)	(6,750)

Net loss available to common shareholders	$(71,975)	$(7,371)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(304.40)	$(31.24)
Discontinued operations, net of minority interests	0.05	0.07

Net loss available per weighted–average common share of beneficial interest — basic and diluted	$(304.35)	$(31.17)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine months ended
	September 30
	2008	2007
		As Restated
Operating activities
Net loss	$(65,225)	$(621)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of mortgage notes payable	(853)	(1,002)
Amortization of above/below–market lease value (included in rental revenue)	2,249	1,405
Amortization of in–place lease value	3,663	7,770
Gain on sales of real estate and joint venture interests (including discontinued operations of $506 and $2,219 in 2008 and 2007, respectively)	(39,700)	(2,219)
Provision for doubtful accounts	94	605
Depreciation and amortization (including discontinued operations of $3,903 and $4,390 in 2008 and 2007, respectively)	16,818	17,953
Provision for asset impairment	1,600	—
Provision for asset impairment from unconsolidated joint ventures	5,633	—
Net equity in loss from investments in unconsolidated joint ventures	60,344	1,413
Recovery of distributions and losses to minority partners in excess of basis	(14,222)	—
Distributions and losses to minority partners in excess of basis	13,314	4,050
Minority interests (including discontinued operations of $(1,439) and $(1,875) in 2008 and 2007, respectively)	18,750	(24,755)
Distributions from unconsolidated joint ventures	—	3,100
Net changes in operating assets and liabilities:
Accounts receivable	(4,869)	(3,496)
Other assets	(457)	342
Accrued interest payable	41	(81)
Accrued real estate taxes	2,936	3,374
Accounts payable and accrued expenses	(2,027)	(1,147)
Other liabilities	(1,219)	(356)

Net cash (used in) provided by operating activities	(3,130)	6,335

Investing activities
Capital expenditures for real estate and equipment	(16,013)	(10,851)
Proceeds from sales of real estate and joint venture interests	101,099	4,685
Change in restricted cash escrows	(2,812)	(3,020)
Leasing costs (includes lease assumption costs and leasing commissions)	(1,594)	(3,232)
Investment in unconsolidated entities	—	(120,000)

Net cash provided by (used in) investing activities	80,680	(132,418)

Financing activities
Financing costs	(7,434)	(663)
Proceeds from mortgages and notes payable	149,600	120,000
Repayment of mortgages and notes payable (including discontinued operations of $781 and $64 in 2008 and 2007, respectively)	(259,588)	(1,308)
Dividends paid to Series B–preferred shareholders	(6,750)	(9,000)
Dividends paid to common shareholder	(160)	—
Contributions from parent company	38,609	—
Distributions paid to common unit holder	(17,841)	—

Net cash (used in) provided by financing activities	(103,564)	109,029

Net decrease in cash and cash equivalents	(26,014)	(17,054)
Cash and cash equivalents at beginning of period	37,893	60,111

Cash and cash equivalents at end of period	$11,879	$43,057

Other information
Interest paid	$25,500	$27,635
Income taxes paid	25	118
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
During the nine months ended September 30, 2008 and 2007, we sold assets, net of assumed liabilities, as follows:

	Nine months ended
	September 30
	2008	2007

Real estate, net	$33,400	$5,513
Investments in unconsolidated entities	21,759	—
Deferred costs, net	5	48
Mortgage notes payable assumed by buyer	—	(2,701)
Accrued real estate taxes	(1,136)	(369)
Other assets and (liabilities), net	7,371	(25)

Net assets sold	61,399	2,466
Proceeds from sale of real estate	101,099	4,685

Gain on sales of real estate and joint venture interests	$39,700	$2,219 (1)

(1)	These gains are included in discontinued operations in the consolidated statements of operations.
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10–K/A Amendment No. 1 for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 27, 2009.
As of September 30, 2008, we have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, a joint venture interest in one office property located in Phoenix, Arizona, (which is leased through operating leases to unrelated third parties), and a membership interest in an unconsolidated entity which owns extended-stay hotel properties.
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
Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition and trade on the New York Stock Exchange (“NYSE”).

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
Effective on November 16, 2005, Prime Office transferred 5,512,241 common units in the Operating Partnership to Park Avenue Funding, LLC, an affiliate of Lightstone. Subsequent to the transfer, Prime Office owned 78.5%, or 20,976,148, of the outstanding common units in the Operating Partnership, while Park Avenue Funding, LLC owned 20.6% and PGRT owned 0.9% of the outstanding common units in the Operating Partnership.
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

3. Impact of Recently Issued Accounting Standards (continued)
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply the provisions of FAS 157 to non-financial assets and liabilities beginning on January 1, 2009.
4. Mortgage Notes Payable
330 N. Wabash Avenue Refinancing. On March 18, 2008, we sold floors 2 through 13 of our 330 N. Wabash Avenue property to a hotel developer for the construction of a luxury hotel and we refinanced the previously existing loan on the property with two loans on the remaining portion of the property not sold (the “Office Property”), see Note 10 – Recent Developments – 330 N. Wabash Avenue Hotel Sale for more detail. The two new loans consist of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and our subsidiary who is the borrower of the Loans, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if we satisfy certain financial benchmarks).
Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A, provided that we may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year. If we negate the Loan A Lender’s call options as described above, Loan A will bear interest at a rate equal to the 30-day London Interbank Offer Rate (“LIBOR”) plus a market-based spread not to exceed 4.50% per year for the remainder of the term of Loan A. Loan A may be prepaid in whole during the first two years with a prepayment premium, and may be prepaid thereafter at par. Payments of interest are due monthly and the principal amount of Loan A amortizes at $1,000 per year for the first five years of the term of Loan A. For the remainder of its term, Loan A amortizes based on a 25 year amortization schedule with equal monthly installments of principal and interest. Loan A is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
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

4. Mortgage Notes Payable (continued)
The Loans are non-recourse except for certain recourse exceptions, including waste, fraud, misallocation of funds and other similar exceptions. The recourse exceptions have been guaranteed (the “Non-Recourse Carve-Out Guaranty”) by our Operating Partnership. The Operating Partnership also entered into a completion guaranty relating to certain construction, demolition and asbestos abatement work at the Office Property for the benefit of the Loan B Lender (the “Completion Guaranty” and, together with the Non-Recourse Carve-Out Guaranty, the “Guaranties”). The Guaranties include a covenant that the Operating Partnership will maintain a minimum net worth of $15.0 million, calculated by adding back accumulated depreciation, and a minimum cash liquidity balance of $10.0 million.
Our subsidiary owning the Office Property also entered into environmental indemnity agreements related to both the Office Property and the Parking Garage, which obligations were also guaranteed by the Operating Partnership. The Guaranties also include a pledge that approximately $15.3 million will be deposited into the leasing escrow from property cash flow within approximately two years of closing. As of September 30, 2008, $3.6 million has been deposited in escrow.
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
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of the LIBOR plus 2.0%. The interest rate cannot exceed 6.5% or be less than 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule. The Operating Partnership guaranteed this loan and the guaranty includes a covenant that the Operating Partnership will maintain a minimum tangible net worth of $10.0 million, calculated by adding back accumulated depreciation and excluding restricted cash, and a minimum cash liquidity balance of $2.0 million.
BHAC Capital IV, L.L.C. Effective June 10, 2008, PGRT ESH, Inc. (“PGRT ESH”) extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) Citicorp USA Inc.’s (“Citicorp”) base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”). The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent companies. In addition, as of September 30, 2008, affiliates of Guarantors repaid $30.0 million of principal of the loan and since January 1, 2008, because BHAC stopped paying distributions on PGRT ESH’s interests, have been paying the debt service on the loan.
Total interest paid on mortgage notes payable was $25.5 million and $27.6 million for the nine months ended September 30, 2008 and 2007, respectively. No capitalization of interest occurred in the nine months ended September 30, 2008 and 2007.

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
During 2006 the Internal Revenue Service (the “IRS”) began an examination of the tax returns for the Operating Partnership for the years 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year 2004. The IRS concluded the 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We expect the remaining examinations to be concluded and settled during 2009. As of September 30, 2008, returns for the calendar years 2005 through 2006 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
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
7. Property Held For Sale
As of September 30, 2008, we have classified our 180 North LaSalle Street property, a 770,191 square foot office property located in Chicago, Illinois, as held for sale. In September 2008, we entered into a purchase and sale agreement for a sale price of $120.0 million; subject to certain pro-rations, credits and adjustments. (See Note 17 – Subsequent Events – 180 N. LaSalle Street Sale for further details).
Property held for sale at September 30, 2008 and December 31, 2007 represents our historical cost basis as adjusted for fair value for certain assets related to this property (dollars in thousands):

	September 30	December 31
	2008	2007
Real estate, net	$63,329	$68,469
In-place lease value net	5,088	6,174
Above-market lease value, net	7,379	8,380
Tenant receivables	271	60
Deferred rent receivables	3,205	2,902
Other receivables	10	10
Restricted cash escrows	3,589	5,084
Deferred costs, net	1,110	1,112
Other	32	28

Property held for sale	$84,013	$92,219

7. Property Held For Sale (continued)
In addition, certain liabilities related to this property at September 30, 2008 and December 31, 2007 have also been reclassified (dollars in thousands):

	September 30	December 31
	2008	2007
Mortgage note payable	$62,433	$66,183
Accrued interest payable	283	297
Accrued real estate taxes	5,918	4,952
Accrued tenant improvement allowances	295	558
Accounts payable and accrued expense	1,150	2,230
Below-market lease value, net	1,178	1,359
Other liabilities	1,295	1,715

Mortgage note payable and liabilities related to property held for sale	$72,552	$77,294

8. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” (“SFAS 144”) net income (loss) and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our September 30, 2008 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 180 North LaSalle Street property, our 1051 North Kirk Road property (which we sold in May 2008), our Narco River Business Center property (which we sold in May 2007) and the residual effects related to properties sold in prior years (dollars in thousands):

	(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

Rental revenue	$3,432	$2,476	$8,558	$7,701
Tenant reimbursements	2,022	2,126	6,588	6,622
Other property income	(19)	(56)	(108)	1,011

Total revenue	5,435	4,546	15,038	15,334

Property operations	1,353	1,307	4,082	3,969
Real estate taxes	842	1,054	3,367	4,207
Depreciation and amortization	941	1,416	3,903	4,390
Interest expense	907	886	2,740	3,095

Total expenses	4,043	4,663	14,092	15,661

Income (loss) before (loss) gain on sales of real estate and minority interests	1,392	(117)	946	(327)
(Loss) gain on sales of real estate	—	(3)	506	2,219
Minority interests	(1,380)	119	(1,439)	(1,875)

Discontinued operations	$12	$(1)	$13	$17

9. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants (timely issuance of financial statements to lenders). As of September 30, 2008, we are in compliance with the requirements of all of these financial and non-financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows over the past year, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
10. Recent Developments
The United Building Sale. On January 7, 2008, we completed the sale of our 50.0% common joint venture interest in The United Building located at 77 West Wacker Drive in Chicago, Illinois to our joint venture partner. The sale price was $50.0 million, subject to customary pro-rations and adjustments. We recognized a gain of $29.4 million and we used $18.8 million of the net proceeds to retire the outstanding balance on two Citicorp mezzanine loans. Our interest at December 31, 2007 was valued at $21.8 million (included in Investments in unconsolidated entities in our consolidated financial statements).
Two of the Company’s subsidiaries entered into a management and leasing agreement at closing providing that they will be the manager and leasing agents for The United Building through January 6, 2013, subject to the terms of the agreement, including the owner’s right to terminate the agreement early upon 30 days notice.
On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. The quarterly dividend had a record date of March 31, 2008 and was paid on April 30, 2008. In addition, our Board also declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and a dividend to the holder of our 236,483 common shares, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and was paid on February 13, 2008.
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by Consumer Price Index (“CPI”) and certain other adjustments). In the event this option is exercised, the proceeds would be used to partially prepay the mortgage loan encumbering the property. The Hotel Buyer and 330 LLC have also entered into a Declaration of Covenants, Conditions, Restrictions and Easements and various other documents that provide for necessary cross-easements and sharing of common area costs. The purchase and sale agreement includes a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on all floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. These obligations were recorded as a liability and charged against the gain when determining the book gain on sale. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to in Note 4 – 330 N. Wabash Avenue Refinancing, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to in Note 4.
On May 2, 2008 our Board of Trustees (“Board”) declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend had a record date of July 10, 2008 and was paid on July 31, 2008.

10. Recent Developments (continued)
In addition, on May 2, 2008, our Board declared a distribution to the holders of the 26,488,389 common units in the Operating Partnership and a dividend to the holder of our 236,483 common shares, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and was paid on May 2, 2008.
On May 16, 2007, we received notice from the tenant at our 1051 North Kirk Road property that they had elected to exercise the option in their lease to purchase the property. On May 2, 2008, we closed on the sale of this property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.
Asset Impairments. During the third quarter of 2008 we recorded an asset impairment of $1.6 million related to the write-down of our Jorie Boulevard property to its estimated fair value.
11. Restatements
As previously reported on a Current Report on Form 8-K filed August 21, 2008, the Audit Committee of the Board of Trustees (the “Audit Committee”) of Prime Group Realty Trust (the “Company”), in consultation with members of the Company’s management, determined that the Company’s distributions to the owners of the common units of Prime Group Realty, L.P. (the “Operating Partnership”) were incorrectly recorded in the Company’s consolidated financial statements. In addition, as disclosed in the Company’s Current Report on Form 8-K filed February 18, 2009, the Company determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded in the Company’s consolidated financial statements.
Historically, the Company has accounted for distributions to the owners of the Operating Partnership common units as a dividend of the Company and has recorded such dividends as a reduction of retained earnings (or equity). However, as a result of a review of the appropriate accounting for these distributions by management, the Audit Committee determined that the Company should have accounted for these distributions as a distribution to minority interest-operating partnership (a liability account). In addition, the Company determined that a $4.2 million tax indemnification payment made in January 2006 that was previously capitalized as building improvements as a purchase price allocation under Statement of Financial Accounting Standards No. 141 “Business Combinations,” should have accounted for the payment as a charge to operations.

11. Restatements (continued)
All changes reflected in this footnote have been reflected throughout these consolidated financial statements, as restated. The difference between the as reported amounts and the restated amounts below represent the adjustments relating to the restatement. The effects of the restatement are as follows (000’s omitted, except per share amounts):

	For the three-month		For the nine-month
	period ending		period ending
	September 30, 2007		September 30, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statements of Operations
Depreciation and amortization	$5,509	$5,480	$20,740	$20,653
Total expenses	16,139	16,110	56,848	56,761
Operating income	882	911	325	412
Distributions and losses to minority partners in excess of basis	—	(4,050)	—	(4,050)
Loss from continuing operations before minority interest	(5,939)	(13,060)	(20,205)	(27,268)
(Loss) income from continuing operations	2,177	(4,973)	6,512	(638)
Net (loss) income	2,176	(4,974)	6,529	(621)
Net loss available to common shareholders	(74)	(7,224)	(221)	(7,371)

Basic and diluted earnings available to common shares per weighted-average common share:
Loss from continuing operations after minority interest and allocation to preferred shareholders	$(0.31)	$(30.55)	$(1.01)	$(31.24)
Net loss available per weighted-average common share of beneficial interest – basic and diluted	(0.31)	(30.55)	(0.94)	(31.17)
12. Retrospective Change in Accounting Method
In the fourth quarter of 2007 we changed our accounting for our investment in the membership interest that owns extended-stay hotel properties from the cost method of accounting to the equity method of accounting, primarily due to the deteriorating real estate and financial market conditions resulting in a reevaluation of the expected term and nature of the investment. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” a 2007 third quarter adjustment was recorded to reclassify dividend income in the amount of $3.1 million previously recorded under the cost method as interest and other income to a reduction of Investments in Unconsolidated Entities under the equity method.
13. Shareholders’ Equity
The change in shareholders’ equity from $36.4 million at December 31, 2007 to $5.1 million at September 30, 2008 includes the net loss of $65.2 million for the nine months ended September 30, 2008, dividends declared in the amount of $4.7 million and a contribution from our parent company of $31.8 million.

14. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per weighted–average common share of beneficial interest for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except for per share amounts):

	(unaudited)
	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
		As		As
		Restated		Restated
Numerator:
Loss from continuing operations before minority interests	$(13,453)	$(13,060)	$(47,927)	$(27,268)
Minority interests	7,231	8,087	(17,311)	26,630
Net income allocated to preferred distributions	(2,250)	(2,250)	(6,750)	(6,750)

Loss before discontinued operations	(8,472)	(7,223)	(71,988)	(7,388)
Discontinued operations, net of minority interests	12	(1)	13	17

Net loss available to common shareholders	$(8,460)	$(7,224)	$(71,975)	$(7,371)

Denominator:
Weighted-average common shares	236,483	236,483	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—	—	—
Nonvested employee stock grants	—	—	—	—

Adjusted weighted–average common shares and assumed conversions	236,483	236,483	236,483	236,483

Basic and diluted earnings available to common shares per weighted–average common share:
Loss from continuing operations	$(35.82)	$(30.55)	$(304.40)	$(31.24)
Discontinued operations, net of minority interests	0.05	—	0.05	0.07

Net loss available per weighted–average common share of beneficial interest – basic and diluted	$(35.77)	$(30.55)	$(304.35)	$(31.17)

15. Investments in Unconsolidated Joint Ventures
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

15. Investments in Unconsolidated Joint Ventures (continued)
Our interest in BHAC at September 30, 2008 was valued at $0 and at December 31, 2007 was valued at $66.0 million (included in Investments in unconsolidated entities). Our share of BHAC’s operations, assuming a hypothetical liquidation at September 30, 2008, was a loss of $60.3 million for the nine months ended September 30, 2008. We are not obligated or expected to fund any future losses.
During the second quarter of 2008 we recorded a provision for asset impairment of $5.6 million, which represented the remaining balance of our investment in the membership interest in BHAC as the decline in the investment value was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

	September 30	December 31
	2008	2007
	(dollars in thousands)
Real estate, at cost (net):	$5,479,929	$5,683,185
Other assets	2,108,889	2,155,795

Total assets	$7,588,818	$7,838,980

Mortgage notes and other loans payable	$7,411,152	$7,402,447
Other liabilities	114,769	147,947
Total members’ capital	62,897	288,586

Total liabilities and members’ capital	$7,588,818	$7,838,980

For the nine-month
period ending
September 30
2008
(dollars in
thousands)
Total revenue	$675,938
Total expenses	(885,585)

Net loss	$(209,647)

Thistle Landing. We own an approximately 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at September 30, 2008 was $5,000 and a deficit investment of $3,000 at December 31, 2007 (included in Investments in unconsolidated entities), respectively. Our share of the venture’s operations was income of $8,000 and a loss of $51,000 for the nine months ended September 30, 2008 and 2007, respectively (included in Loss from investments in unconsolidated joint ventures).

15. Investments in Unconsolidated Joint Ventures (continued)
We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 16 – Commitments and Contingencies – Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Our joint venture interest and the membership interest in the unconsolidated entity described above are considered to be a variable interest in the entity that owns each respective property, which we believe are variable interest entities (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entities, and, therefore, we do not consolidate the VIE’s.
16. Commitments and Contingencies
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

16. Commitments and Contingencies (continued)
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At September 30, 2008, this escrow had a balance of $0.9 million.
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
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $4.5 million as of December 31, 2007. For the nine months ended September 30, 2008, this obligation was increased as follows: (i) $5.7 million for abatement work to be performed on floors 2-13 as part of the Hotel sale; (ii) $5.9 million due to the increased probability of abatement on the remaining floors as lease termination moves closer; and (iii) $0.3 million in accretion of the liability. This was partially offset by payments of $6.0 million.

16. Commitments and Contingencies (continued)
We recorded an asset of $14.9 million and a liability of $10.4 million related to asbestos abatement as of September 30, 2008. The asset has been recorded as a capitalized asset and amortized.
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

16. Commitments and Contingencies (continued)
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

16. Commitments and Contingencies (continued)
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro–rata over the life of this sublease, of which $0.7 million has been received through September 30, 2008. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $36.5 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at September 30, 2008 and December 31, 2007 includes $3.5 million and $3.5 million, respectively, related to the Citadel Reimbursement Obligation which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of September 30, 2008, this lease has a remaining estimated gross rental obligation of approximately $0.2 million. On February 14, 2003, we re–leased the space to the tenant for the remainder of the lease term of the pre–existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.2 million and $0.4 million in liabilities for leases assumed at September 30, 2008 and December 31, 2007, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre–existing lease and the expected future rent from the tenant under the new lease.
17. Subsequent Events
On October 9, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the third quarter of 2008 dividend period. The quarterly dividend has a record date of October 20, 2008 and was paid on October 31, 2008.

17. Subsequent Events (continued)
180 N. LaSalle Street Sale. On October 15, 2008, we agreed to amend the purchase and sale agreement of the 180 North LaSalle property to extend the originally scheduled closing deadline for the purchaser’s acquisition of the property until December 17, 2008, or such earlier date as the parties may each approve. In addition, the purchaser has the right to further extend the closing date until January 16, 2009 provided the purchaser pays directly to seller an additional $2.0 million earnest money deposit. On November 20, 2008, we amended the purchase and sale agreement to (i) provide purchaser certain credits against the purchase price, and (ii) remove the purchaser’s right to extend the closing date past December 17, 2008. On December 9, 2008, we further amended the purchase and sale agreement to, among other things: (i) extend the deadline for the closing to February 18, 2009 or such earlier date as may be specified by purchaser upon at least fifteen (15) days notice, which date must be reasonably acceptable to seller, and (ii) provide that after closing, buyer will pay to seller an amount equal to fifty (50%) of any property management fees paid to the property manager at the property, at market rates of not less than 3% of gross revenues, until the earlier of (i) two (2) years after closing or (ii) the date the property is sold by purchaser to a non-affiliated third party. Purchaser has currently funded $6.0 million of earnest money, which has been released from escrow and is being held by seller, and which is non-refundable to the purchaser except in the event of a seller default or the failure of certain customary conditions to the purchaser’s obligations to close. Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from the Seller on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, the Company sent a letter to the Purchaser stating that the Purchaser is in default under the Agreement and that the Seller is terminating the Agreement.
The gross purchase price for the property is $120.0 million subject to customary pro-rations, credits and adjustments, including credits for various matters the seller has agreed to give the purchaser aggregating $3.5 million.
In addition, on February 13, 2009, the purchaser, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contains no financing contingency. We believe that this lawsuit is without merit and that we will prevail in it.
Jorie Boulevard. On October 20, 2008, we received a notice of default from the special servicer of the mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows over the past year, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and lender.
PGRT ESH. On November 5, 2008, our wholly-owned qualified REIT subsidiary PGRT ESH (“Borrower”), entered into a First Amendment to Amended and Restated Loan Agreement (the “Amendment”) dated as of October 31, 2008, modifying various terms of a loan from Citicorp in the original principal amount of $120.0 million. The loan is non-recourse to Borrower, the Company and its subsidiaries and is secured by, among other things, a pledge of Borrower’s membership interest in BHAC Capital IV, L.L.C., an entity that owns 100% of Extended Stay Hotels, Inc. As previously disclosed, the loan is guaranteed by affiliates of our parent companies (the “Guarantors”).
Pursuant to the Amendment, the interest rate of the loan is increased to LIBOR plus 10%. The principal repayment schedule under the Amendment is as follows: (i) $4.0 million is due on or before November 30, 2008, (ii) $41.0 million on December 31, 2008, (iii) $20.0 million on March 31, 2009, (iv) the balance of the loan is due on June 15, 2009 or earlier in the event of the occurrence of certain asset sales of the Borrower or the Guarantors or its affiliates; and (v) a $1.0 million fee upon the loan repayment or maturity. It is currently anticipated that all or a portion of these required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case. In addition, certain minimum payments are required which will be applied to the foregoing repayment schedule if certain asset sales of Guarantor’s and PGRT ESH’s affiliates are consummated or certain other events occur, all as more fully set forth in the amended loan documents.

17. Subsequent Events (continued)
On December 31, 2008, PGRT ESH entered into a Second Amendment to Amended and Restated Loan Agreement (the “Second Amendment”) modifying various terms of the loan from Citicorp USA, Inc. in the original principal amount of $120.0 million. Pursuant to the Second Amendment, the principal repayment schedule is now as follows: (i) $41.0 million is due on or before January 30, 2009, (ii) $20.0 million is due on March 31, 2009, (iii) the balance of the loan is due on June 15, 2009 or earlier in the event of the occurrence of certain asset sales of the Borrower or the Guarantors or its affiliates; and (iv) a $1.0 million fee is due upon the loan repayment or maturity.
As of January 30, 2009, PGRT ESH entered into a Third Amendment to Amended and Restated Loan Agreement (the “Third Amendment”) modifying certain terms of the Citicorp Loan. Pursuant to the Third Amendment, the date for making a $41.0 million payment on the loan was extended from January 30, 2009 until March 2, 2009.
On March 4, 2009, PGRT ESH entered into a Fourth Amendment to Amended and Restated Loan Agreement (the “Fourth Amendment”) modifying certain terms of the Citicorp Loan. Pursuant to the Fourth Amendment, the date for making a $41.0 million payment on the loan was extended from March 2, 2009 until April 30, 2009. The loan currently has an outstanding principal amount of $81.5 million.
Dividends. On January 7, 2009 our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD–LOOKING STATEMENTS
This Quarterly Report on Form 10–Q includes certain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward–looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward–looking statements, which speak only as of September 30, 2008.
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
OVERVIEW
We are a fully–integrated, self–administered and self–managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of September 30, 2008, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.4 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.4 million square feet comprising all of our wholly–owned properties. In addition, during the third quarter of 2008, we were also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois, and the managing agent for the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois.

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
Our income and cash flow from operations is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first, second and third quarters of 2008 and at the end of each of the last two quarters of 2007, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	September 30	June 30	March 31	December 31	September 30
	2008	2008	2008	2007	2007

Portfolio Total	79.9%	80.9%	81.9%	74.9%	74.5%

Unconsolidated Joint Venture Properties	56.4%	56.4%	56.4%	83.7%	80.8%

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
Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $0.8 million and $1.1 million at September 30, 2008 and December 31, 2007, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the liability for the tenants’ obligation or agreed to reimburse the tenants for their obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at September 30, 2008 and December 31, 2007, were $3.7 million and $4.0 million, respectively.
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
During the quarter ended September 30, 2008, we recorded an asset impairment charge of $1.6 million for our 800 Jorie Boulevard property to reduce the net book value of the property to its estimated fair value. This impairment was recorded pursuant to impairment indicators including prior and projected continuing negative cash flows. In evaluating our other long–lived assets used in operations for impairment at September 30, 2008, we assumed anticipated hold periods of three to five years for our operating properties at cap rates ranging from 8.0% to 9.0%.
Minority Interest in Consolidated Real Estate Partnerships. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of income as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. If future earnings materialize, the Company records recovery of those losses previously recognized. With regard to such consolidated real estate partnerships, approximately $13.3 million in losses related to the minority interest ownership were charged to operations for the nine months ended September 30, 2008. The Company recorded approximately $14.2 million for recovery of previously recognized losses for the nine-month period ending September 30, 2008.
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

Results of Operations
Comparison of the three months ended September 30, 2008 to September 30, 2007 (as restated)
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2008	2007	$ Change	% Change
	As
	Restated(1)
Property revenues	$15,731	$16,562	$(831)	(5.0)%
Services Company revenues	256	459	(203)	(44.2)

Total revenues	15,987	17,021	(1,034)	(6.1)

Property operating expenses	6,856	8,504	(1,648)	(19.4)
Depreciation and amortization	4,948	5,480	(532)	(9.7)
General and administrative	1,585	1,580	5	0.3
Services Company operations	344	546	(202)	(37.0)
Provision for asset impairment	1,600	—	1,600	—

Total expenses	15,333	16,110	(777)	(4.8)

Operating income	654	911	(257)	(28.2)
Interest and other (expense) income	(489)	860	(1,349)	(156.9)
Income (loss) from investments in unconsolidated joint ventures	1	(665)	666	100.2
Interest:
Expense	(6,938)	(9,887)	2,949	29.8
Amortization of deferred financing costs	(829)	(229)	(600)	(262.0)
Distributions and losses to minority partners in excess of basis	(5,852)	(4,050)	(1,802)	(44.4)

Loss from continuing operations before minority interests	(13,453)	(13,060)	(393)	(0.3)
Minority interests	7,231	8,087	(856)	(10.5)

Loss from continuing operations	(6,222)	(4,973)	(1,249)	(25.1)
Discontinued operations, net of minority interests	12	(1)	13	1,300.0

Net loss	$(6,210)	$(4,974)	$(1,236)	(24.8)%

(1)	See Note 11 – Restatements to our consolidated financial statements included in this report for further information.
Property Revenues. The decrease of $0.8 million in property revenue was primarily due to decreased occupancy at our 800-810 Jorie Boulevard property as a result of tenant leases expiring.
Property Operating Expenses. The decrease of $1.6 million in property operating expenses was primarily due to the collection of a previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property ($1.0 million) and adjustments for real estate taxes ($0.9 million). This decrease was partially offset by bad debt expense ($0.3 million) associated with a tenant at our 330 N. Wabash Avenue property.
Depreciation and Amortization. The decrease of $0.5 million in depreciation and amortization was primarily due to the downsizing and expiration of leases with two tenants at our 800-810 Jorie Boulevard property ($0.2 million), the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property ($0.2 million) and a lease amendment executed with a tenant at our Continental Towers property in 2007 ($0.1 million).
Provision for Asset Impairment. The $1.6 million charge in provision for asset impairment represents the write-down of our Jorie Boulevard property to its estimated fair value.

Interest and Other Income. The decrease of $1.3 million in interest and other income was primarily due to a decrease in the average balance of our interest bearing short-term investment accounts as well as a decrease in the average interest rate earned from 5.1% to 2.2% in the third quarter of 2007 and 2008, respectively.
Income (loss) from Investments in Unconsolidated Joint Ventures. The decrease in income (loss) from investments in unconsolidated joint ventures of $0.7 million is primarily due to the sale of our 50% joint venture interest in The United Building in January 2008.
Interest Expense. The decrease of $2.9 million in interest expense was primarily due to a $1.8 million reduction from the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property, a $0.8 million interest expense reduction resulting from debt paydowns on the Citicorp loan associated with our investment in ESH and a $0.4 million savings realized through the January 2008 retirement of the two Citicorp mezzanine loans.
Amortization of Deferred Financing Costs. The increase of $0.6 million in amortization of deferred financing costs was primarily attributable to an increase in deferred finance charges related to the loan associated with our investment in ESH.
Distributions and Losses to Minority Partners in Excess of Basis. The increase of $1.8 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations nor restore any capital deficits.
Discontinued Operations. Discontinued operations include the results of operations of our 180 North LaSalle Street property, (held for sale at September 30, 2008), our 1051 North Kirk Road property, (which was sold in May 2008), our former Narco River Business Center property, (which was sold in May 2007), and the residual effects related to properties sold in prior years.

Comparison of the nine months ended September 30, 2008 to September 30, 2007 (as restated)
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2008	2007	$ Change	% Change
	As
	Restated(1)
Property revenues	$48,941	$54,962	(6,021)	(11.0)%
Services Company revenues	861	2,211	(1,350)	(61.1)

Total revenues	49,802	57,173	(7,371)	(12.9)

Property operating expenses	26,183	29,237	(3,054)	(10.4)
Depreciation and amortization	15,169	20,653	(5,484)	(26.4)
General and administrative	4,937	4,889	48	1.0
Services Company operations	1,087	1,982	(895)	(45.2)
Provision for asset impairment	1,600	—	1,600	—

Total expenses	48,976	56,761	(7,785)	(13.7)

Operating income	826	412	414	100.5
Interest and other income	727	2,170	(1,443)	(66.5)
Loss from investments in unconsolidated joint ventures	(60,344)	(1,413)	(58,931)	(4,170.6)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest:
Expense	(22,196)	(23,708)	1,512	6.4
Amortization of deferred financing costs	(1,409)	(679)	(730)	(107.5)
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	14,222	—
Distributions and losses to minority partners in excess of basis	(13,314)	(4,050)	(9,264)	(228.7)
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—

Loss from continuing operations before minority interests	(47,927)	(27,268)	(20,659)	(75.8)
Minority interests	(17,311)	26,630	(43,941)	(165.0)

Loss from continuing operations	(65,238)	(638)	(64,600)	(10,125.4)
Discontinued operations, net of minority interests	13	17	(4)	(23.5)

Net loss	$(65,225)	$(621)	(64,604)	(10,403.2)%

(1)	See Note 11 – Restatements to our consolidated financial statements included in this report for further information.
Property Revenues. The decrease of $6.0 million in property revenues was primarily due to decreased occupancy at our 800-810 Jorie Boulevard ($2.1 million), Continental Towers ($1.7 million) and 330 N. Wabash Avenue ($0.9 million) properties and the recognition of additional rental revenue in 2007 as a result of accelerated amortization of the above and below-market lease values in connection with a lease amendment executed with a tenant at our Continental Towers property ($1.3 million).
Services Company Revenues. The decrease of $1.4 million in our Services Company revenues during the first nine months of 2008 was primarily due to leasing commission income in 2007 as a result of leasing activity at The United Building that did not occur in 2008.

Property Operating Expenses. The decrease of $3.1 million in property operating expenses was primarily due to: adjustments for real estate taxes ($1.5 million); the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($1.1 million); the collection of a previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property ($1.0 million) and lower professional fees at our 330 N. Wabash Avenue property ($0.2 million). This decrease was partially offset by bad debt expense associated with a tenant at our 330 N. Wabash Avenue property ($0.7 million).
Depreciation and Amortization. The decrease of $5.5 million in depreciation and amortization was primarily due to: the accelerated depreciation and amortization of tenant improvements and in-place lease values in connection with a lease amendment executed with a tenant at our Continental Towers property in 2007 (which resulted in an increase to depreciation and amortization in 2007 of $2.9 million and a decrease in depreciation and amortization in 2008 of $0.6 million); the expiration of leases at our 330 N. Wabash Avenue property in 2007 at which time the tenant related assets became fully depreciated ($1.0 million); the downsizing and expiration of leases with two tenants at our 800-810 Jorie Boulevard property ($0.7 million) and the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property ($0.5 million).
Services Company Operations. The decrease of $0.9 million in Services Company operations was primarily due to a reduction in the provision for income taxes of $0.3 million due to decreased profitability in the first nine months of 2008 (see Services Company Revenues discussion for further details). In addition, expenses decreased $0.6 million due to the January 2008 sale of our 50% joint venture interest in The United Building.
Provision for Asset Impairment. The $1.6 million charge in provision for asset impairment represents the write-down of our Jorie Boulevard property to its estimated fair value.
Interest and Other Income. The decrease of $1.4 million in interest and other income was primarily due to a decrease in the average balance of our interest bearing short-term investment accounts as well as the decrease in the average interest rate earned from 5.1% to 2.6% in the first nine months of 2007 and 2008, respectively.
Loss From Investments in Unconsolidated Joint Ventures. The increase of $58.9 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($60.3 million). This was partially offset by losses of $1.4 million recognized in 2007 that did not occur in 2008 due to the sale of our joint venture interest in The United Building in January 2008.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million change in provision for asset impairment represents the write-down of the remaining balance of our investment in the membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest Expense. The decrease of $1.5 million in interest expense was primarily due to a $4.0 million reduction from the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property and a $1.3 million savings realized through the January 2008 retirement of the two Citicorp mezzanine loans. This decrease is partially offset by an interest expense increase of $3.5 million related to the Citicorp loan associated with our investment in ESH.
Amortization of Deferred Financing Costs. The increase of $0.7 million in amortization of deferred financing costs was primarily attributable to an increase in deferred finance charges related to the loan associated with our investment in ESH.
Recovery of Distributions and Losses to Minority Partners in Excess of Basis. The increase of approximately $14.2 million in recovery of distributions and losses to minority partners in excess of basis relates to the recovery of losses previously recognized in 2007.

Distributions and Losses to Minority Partners in Excess of Basis. The increase of $9.3 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations nor restore any capital deficits.
Gain on Sales of Real Estate and Joint Venture Interests. The increase of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to the sale of our 50% joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.
Discontinued Operations. Discontinued operations include the results of operations of our 180 N. LaSalle Street property (held for sale at September 30, 2008), our 1051 North Kirk Road property (which was sold in May 2008), our former Narco River Business Center property (which was sold in May 2007), and the residual effects related to properties sold in prior years.
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
Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(3.1) million for the nine months ended September 30, 2008 compared to $6.3 million for the nine months ended September 30, 2007 – a decrease of $9.4 million. This change was primarily due to: a $5.7 million reduction of tenant receipts due to lower occupancy at our 330 N. Wabash Avenue, Continental Towers and 800-810 Jorie Boulevard properties; a $3.1 million decrease in distributions related to our investment in ESH, a $1.4 million increase in interest payments primarily associated with our investment in the entity that owns ESH which commenced in June 2007; a $1.4 million decrease in interest income due to lower interest rates and cash balances; a $1.4 million decrease in Services Company revenues and a $1.1 million refund of real estate taxes received in 2007 associated with a former property. These were offset by a $1.7 million decrease in real estate taxes paid, a $1.1 million reduction in property operating expenses due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property, the collection of a $1.0 million previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property and a $0.9 million decrease in Services Company operations.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $80.7 million for the nine months ended September 30, 2008 compared to $(132.4) million for the nine months ended September 30, 2007 – an increase of $213.1 million. In June 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH (see Note 12 – Investments in Unconsolidated Joint Ventures to our consolidated financial statements included in this report for further information). Also contributing to the increase during the nine months ended September 30, 2008, we received $101.1 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million from the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). This increase was partially offset by proceeds of $4.7 million related to the sale of our Narco River property received during the second quarter of 2007. Additionally, we had an increase in capital expenditures of $5.2 million and a decrease in leasing costs of $1.9 million for the first nine months of 2008 compared to the same period in 2007.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(103.6) million for the nine months ended September 30, 2008 compared to $109.0 million for the nine months ended September 30, 2007 – a decrease of $212.6 million. During the first nine months of 2008, (i) we retired the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property and refinanced the property with new loans aggregating $138.0 million, (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property, and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans. In June 2007, we received $120.0 million in loan proceeds on a non-recourse loan (related to our investment in ESH) from Citicorp and $30.0 million of this debt was paid down by affiliates of Lightstone during the first nine months of 2008. Affiliates of Lightstone also funded $8.6 million of interest on the Citicorp Loan in the first nine months of 2008. We paid dividends and distributions to our common share/unit holder totaling $18.0 million in the first nine months of 2008. We also paid $6.8 million in dividends to our preferred shareholders in the first nine months of 2008 compared to $9.0 million in the first nine months of 2007. We paid $7.4 million and $0.7 million in financing costs during the nine months ended September 30, 2008 and 2007, respectively.
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
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of September 30, 2008, we are in compliance with the requirements of all of our financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows over the past year, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.

As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At September 30, 2008, these accounts totaled $44.5 million. These escrows relate to the $11.1 million escrow for capital and tenant improvements, the $5.6 million escrow representing lease obligations, the $10.6 million escrow for real estate taxes and insurance, the $4.5 million escrow for depository accounts, the $6.2 million escrow related to environmental remediation and asbestos abatement, and the remaining $6.5 million escrow is reserved for various other purposes. Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable. While we have been able to extend our PGRT ESH loan from Citicorp, they have been short-term extensions. There can be no assurances that we will be able to obtain a longer-term extension on this non-recourse loan. The following tables disclose our contractual obligations and commercial commitments as of September 30, 2008:

	Payments Due by Period
	(dollars in thousands)
			2009/	2011/	2013 and
Contractual Obligations (A)	Total	2008	2010	2012	Thereafter
Mortgage notes payable (B)	$457,147	$42,529	$85,671	$154,222	$174,725
Interest expense obligation on mortgage notes payable	109,517	8,034	48,937	24,531	28,015
Operating lease obligations	2,842	216	786	442	1,398
Tenant improvement allowances (C)	8,969	8,969	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	36,737	3,222	17,805	15,710	—

Total contractual cash obligations	$613,212	$60,970	$153,199	$194,905	$204,138

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and the proceeds of equity, debt or asset sale(s) transaction(s) as discussed above.

(B)	These totals represent the carrying value of our mortgage notes payable inclusive of exit fees related to our PGRT ESH debt.

(C)	We have escrows of $5.7 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $32.1 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $5.6 million to fund a portion of this contractual amount at September 30, 2008.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts								2013 and
Other Commercial Commitments	Committed		2008		2009-2010		2011-2012		Thereafter
Tax indemnifications (A)	$14,018		(A	)	(A	)	(A	)	(A	)
Environmental remediation (B)	10,385		3,058		1,064		5,992		271
Series B Shares (C)	(C	)	2,250		(C	)	(C	)	(C	)

Total commercial commitments	$24,403		$5,308		$1,064		$5,992		$271

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of September 30, 2008. See Note 13 – Commitments and Contingencies – Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 13 – Commitments and Contingencies – Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On October 9, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the third quarter of 2008 dividend period. The quarterly dividend has a record date of October 20, 2008 and was paid on October 31, 2008.

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
Indebtedness. Our aggregate indebtedness had a fair market value of $457.1 million and a carrying value (i.e., face value of debt) of $455.1 million at September 30, 2008. This indebtedness had a weighted average maturity of 3.8 years and bore interest at a weighted average interest rate of 6.7% per annum. At September 30, 2008, $355.6 million, or 77.8% of such indebtedness, bore interest at fixed rates, and $101.5 million, or 22.2% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $1.3 million of required principal debt service payments during the first nine months of 2008.

Off-Balance Sheet Arrangements
We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any unconsolidated SPE transactions.
Inflation
Substantially all of our office and industrial leases require tenants to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of our leases provide for fixed increases in base rent or indexed escalations (based on the CPI or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.
As of September 30, 2008, approximately $101.5 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2008.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2008	2009	2010	2011	2012	Thereafter	Total
			(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$0.4	$22.5	$12.3	$153.4	$—	$165.0	$353.6
Weighted-average interest rate — Carrying Value	6.5%	8.2%	8.3%	5.8%	—	6.5%	—

Fixed rate amount — Fair Value	$0.7	$24.1	$12.4	$153.4	$—	$165.0	$355.6
Weighted-average interest rate — Fair Value	7.3%	8.2%	8.4%	5.8%	—	6.5%	—

Variable rate amount	$40.1	$50.4	$0.4	$0.4	$0.4	$9.8	$101.5
Weighted-average interest rate	8.4%	8.4%	4.5%	4.5%	4.5%	4.5%	—

(1)
Based upon the rates in effect at September 30, 2008, the weighted-average interest rates on our mortgage notes payable at September 30, 2008 was 6.7%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $1.0 million.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
As described above in Note 11 to our consolidated financial statements, on August 20, 2008 the Audit Committee, in consultation with members of our management, determined that our distributions to the owners of the common units of the Operating Partnership were incorrectly recorded on our consolidated financial statements. In addition, in February 2009, it was determined that a $4.2 million tax indemnification payment made in January 2006 was incorrectly recorded in the Company’s consolidated financial statements.
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President – Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Executive Vice President – Capital Markets concluded that, as of September 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were not effective. We addressed the material weakness with the plan for remediation described under Item 9A – Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.
Notwithstanding the material weakness described above, our management has concluded that the Company’s condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with GAAP.
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
In addition, and as discussed in Note 16 – Subsequent Events, in connection with the purchase and sale agreement that 180 LLC entered into (and later terminated because of the failure of the purchaser to timely close) for the proposed sale of our 180 N. LaSalle property, on February 13, 2009, the purchaser under the agreement, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should the return the earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contains no financing contingency. We believe that this lawsuit is without merit and that we will prevail in it.
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

Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I – Item 1A “Risk Factors” of our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits:

10.1	180 N. LaSalle Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of August 12, 2008.

10.2	First Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of August 29, 2008.

10.3	Second Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of September 3, 2008.

10.4	Third Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. as of September 30, 2008.

31.1	Rule 13a–14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a–14(a) Certification of Paul G. Del Vecchio, Executive Vice President – Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President – Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: March 26, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

10.1	180 N. LaSalle Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of August 12, 2008.

10.2	First Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of August 29, 2008.

10.3	Second Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as of September 3, 2008.

10.4	Third Amendment to Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C. as of September 30, 2008.

31.1	Rule 13a–14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a–14(a) Certification of Paul G. Del Vecchio, Executive Vice President – Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President – Capital Markets of Registrant.