Form 10-K
period 2008-12-31
PRIME GROUP REALTY TRUST
filed 2009-03-31
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4173047 (I.R.S. Employer Identification No.)

77 West Wacker Drive, Suite 3900, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series B — Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2008 was $0 as the common shares were de-listed from the New York Stock Exchange as a result of our acquisition by an affiliate of The Lightstone Group, LLC.
The number of the registrant’s common shares outstanding was 236,483 as of March 16, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements
Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees (“Board”) as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes, in the local, economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2008.
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

PART I
ITEM 1. BUSINESS
Background and General
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet (see the “Properties” section for detailed information concerning the individual properties). As of December 31, 2008, we had joint venture interests in one office property located in Phoenix, Arizona containing an aggregate of 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns extended-stay hotel properties. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties and one joint venture property. We are also the managing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006. In addition, as of December 31, 2008, we were also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois.
Our joint venture interest and our membership interest are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consisted of a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
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

As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owns 100.0%, or 236,483, of our outstanding common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.
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
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. See Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information regarding dividends on our common shares and on our Series B Shares.
For a discussion of recent transactions which may affect our liquidity and capital resources, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Recent Developments.
Our anticipated cash flows from operations combined with cash on hand (including restricted cash escrows) are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2009, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing or future escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2008, we are in compliance with the requirements of all of our financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
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
Recent Developments
Dispositions. During the period from January 1, 2008 through December 31, 2008, we sold the following operating properties:

		Net		Mortgage
		Rentable	Sales Price	Debt	Month
Property	Location	Square Feet	(in millions)	(in millions)	Sold

The United Building (1)	Chicago, IL	959,258	$50.0	$18.8	January
330 N. Wabash Avenue(2)	Chicago, IL	375,000	$46.0	$31.5	March
1051 N. Kirk Road(3)	Batavia, IL	120,004	$4.1	$4.0	May

(1)
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

(2)
On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. We recognized a book gain on the sale of approximately $9.8 million.

(3)
On May 2, 2008, we closed on the sale of our 1051 North Kirk Road property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.

Indebtedness. During 2008, we completed the following transactions with respect to our indebtedness:

		Loan
		Principal
		Amount	Interest	Transaction	Maturity
Collateral	Type of Loan	(in millions)	Rate	Date	Date

New Indebtedness
330 N. Wabash Avenue	First Mortgage	$88.0	6.0%	3/08	4/13
330 N. Wabash Avenue	Mezzanine	$50.0	7.95%	3/08	3/13
4343 Commerce Court	First Mortgage	$11.6	LIBOR + 2.0%	6/08	6/13

Indebtedness Retirement
PGRT Equity II, L.L.C.	Mezzanine	$11.0	LIBOR + 4.3%	1/08	1/08
PGRT Equity, L.L.C	Mezzanine	$7.8	LIBOR + 4.3%	1/08	1/08
330 N. Wabash Avenue	First Mortgage	$130.2	LIBOR + 1.4%	3/08	3/08
330 N. Wabash Avenue	Mezzanine	$64.8	LIBOR + 5.7%	3/08	3/08
4343 Commerce Court/ 1051 N. Kirk Road	First Mortgage	$14.6	7.2%	6/08	5/08

Principal Payments
PGRT ESH	Non-recourse	$38.5	Various	Various	6/09
Amortization	Various	$1.8	Various	Various	Various
On March 18, 2008, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B”) from General Electric Capital Corporation (the “Loan B Lender”). Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A and 330 LLC may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year for the first three years and at a rate of LIBOR plus a market-based spread not to exceed 4.5% for years four and five. The initial advance of Loan B consisted of $50.0 million, and we have the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. As of December 31, 2008, we have not drawn against this $50.0 million. Loan B matures on March 31, 2013. The initial advance of Loan B bears interest at a fixed rate of 7.95% per year. Subsequent advances will bear interest at a rate equal to the 30-day LIBOR plus 4.62% (See Note 4 — Mortgage Notes Payable — to our consolidated financial statements for further information).

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
Total interest paid on mortgage notes payable was $33.6 million for the year ended December 31, 2008, $38.6 million for the year ended December 31, 2007 and $44.0 million for the year ended December 31, 2006, respectively. No capitalization of interest occurred in the years ended December 31, 2008, 2007 and 2006.
Shareholders and Board of Trustees Developments. On July 16, 2008, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. Our Board consists of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Peyton Owen, Jr. the President and Chief Operating Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as “financial experts” of our audit committee.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for the previously identified environmental contamination, for use in remediation of the additional environmental contamination. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2008, this escrow had a balance of $0.9 million.

In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, and (ii) the TCE contamination is a regional problem that is not confined to the Atrium. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated aquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Financial Accounting Standards Board (“FASB”) Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $4.5 million as of December 31, 2007. During 2008 this obligation was increased as follows: $5.7 million for abatement work to be performed on floors 2-13 as part of a sale of those floors for the development of a hotel; $6.5 million due to the increased probability of abatement on the remaining floors as certain lease expirations moved closer; and $0.5 million in accretion. This was partially offset by payments of $9.4 million. We recorded an asset of $8.7 million and a liability of $7.8 million related to asbestos abatement as of December 31, 2008.
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
On April 1, 2008, we obtained new property insurance policies in combination with Lightstone’s overall insurance program for it and its affiliates consisting of (i) a primary property policy in the amount of $10.0 million covering risk of physical damage to the properties in our portfolio and (ii) several layers of excess property insurance in an aggregate amount of $540.0 million covering physical property damages to our properties in excess of our primary policy (the “excess policies”). Our primary policy and excess policies include insurance for acts of terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.
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
Employees
As of December 31, 2008, we had 99 full-time employees. We believe that our relations with our employees are satisfactory.
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
As of December 31, 2008, the fair market value of our total consolidated indebtedness was approximately $447.9 million and the carrying value (i.e., face value) was $446.2 million. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fund necessary capital expenditures or to pay the distributions necessary to maintain our REIT qualification. Our relatively high level of debt and the limitations imposed on us by our loan agreements could have significant adverse consequences to us, including the following:
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
Our Operating Losses for the last several years have been significant and we project them to continue for the foreseeable future, which may over time significantly adversely impact our ability to continue operating our business.
We have over the last several years experienced significant operating losses and we project that our results of operations will continue to reflect operating losses in the foreseeable future. For example, our (loss) income from continuing operations was $(73.4) million in calendar year 2008, $(59.0) million in calendar year 2007 and $8.6 million in calendar year 2006. If these operating losses continue in the future, they may eventually over time significantly adversely impact our ability to continue operating our business and pay dividends to holders of our Series B Shares and our common shareholder. Among other things, continuing operating losses may result in us having insufficient funds to pay for required tenant improvement costs to attract new tenants and retain existing tenants, meet required principal and interest payments on our debt, and otherwise operate our business. Continuing operating losses may also force us to dispose of one or more of our properties, possibly on disadvantageous terms.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire.
As of December 31, 2008, leases representing 7.6% of the annual rental revenue we receive for the properties in our portfolio, excluding joint venture properties, will expire in 2009. In addition, Jenner & Block, a tenant that represented approximately 16.0% of our annual total revenues, has indicated to us that they will not be renewing their lease when it expires in 2010. Above market rental rates at some of our properties may force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends to holders of Series B Shares and our common shareholder would be adversely affected.
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
The current economic recession and weakness in the debt and capital markets may adversely affect our tenants’ ability to pay rent, our ability to lease space and our ability to obtain capital and refinance our existing debt as it becomes due.
The current economic recession and weakness in the debt and capital markets is adversely affecting many of our tenants and other parties we do business with, and could result in the inability of some of our tenants to pay their rent in a timely manner and other parties we do business with to perform certain obligations they may have to us. In addition, the well-publicized slowdown in the debt and capital markets could make it difficult for us to obtain needed capital and financing, including refinancing our existing debt as it matures.
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
We are current on the payment of quarterly dividends on our Series B Shares through the end of calendar year 2008, and we currently do not pay regularly scheduled dividends on our common shares. However, there can be no assurances that we will remain current in the future with dividends on our Series B Shares. We have several times in the past suspended the declaration and payment of dividends on both our preferred shares and our common shares. For example, on June 14, 2006, our Board suspended the payment of dividends on our Series B Shares. Dividends on the Series B Shares were not declared again until September 2006 when the Board declared one quarterly dividend and were not brought current until the Board declared two quarterly dividends in December 2006. In addition, in January 2002, our Board suspended dividends on our common shares and in April 2002 dividends on the Series B Shares were suspended. This suspension of preferred dividends was not lifted and dividends on our Series B Shares were not brought current until the closing of our Acquisition by Lightstone in July 2005. Regular dividends on our common shares were never resumed, although several individual common dividends have been declared since the Acquisition.
Our management and Board review our cash position, debt levels and requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Any future dividends on our common shares and/or preferred shares will be made at the discretion of our Board and there can be no assurances that future dividends will be declared and paid. The declaration and payment of dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Dividends/distributions on our common shares and common units in the Operating Partnership are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.
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
Our filing of financial statements and other reports with the SEC may cease and our Series B Shares may be delisted from the New York Stock Exchange
The Agreement and Plan of Merger we entered into in connection with our July 2005 acquisition by Lightstone contained a covenant that we would continue to file our quarterly and annual financial statements on Form 10-Q and Form 10-K and current reports on Form 8-K with the SEC for five years after the closing of the Acquisition. This five year period expires on June 30, 2010. Even after the expiration of the five year period, we will continue to be obligated to file the financial statements and reports with the SEC so long as any of our securities remain registered under the Securities Exchange Act of 1934, as amended (the “1934 Act”). However, there can be no assurances that after June 30, 2010 we will voluntarily maintain the registration of any of our securities under the 1934 Act. Further, although we have no current plans to delist our Series B Shares from trading on the New York Stock Exchange (“NYSE”), certain events in addition to our de-registration of the Series B Shares under the 1934 Act may occur which could result in the delisting of our Series B Shares or our Board may decide for various reasons to delist the Series B Shares from the NYSE. Delisting would have an adverse effect on the marketability of our Series B Shares and, as a result, the market price for our Series B Shares might decrease and/or become more volatile. If we were delisted from the NYSE, we could seek to move trading of our Series B Shares to the OTC Bulletin Board or other trading platform; however, there can be no assurances that we would take such action.
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
We depend on significant tenants.
For the year ended December 31, 2008, the five largest tenants in our portfolio represented approximately 33.0% of the total revenue generated by our properties (including joint ventures), of which one tenant, Jenner & Block, represented approximately 16.0% of our total revenues. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or result in their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs attempting to protect our investment.

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
Our financial condition and results of operations could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or renew on terms less favorable to us than their current terms. For example, Jenner & Block, the tenant referenced above, has indicated to us that they will not be renewing their lease when it expires in 2010.
Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
As of December 31, 2008, we owned one joint venture interest and a membership interest in an entity that owns extended-stay hotel properties, and in the future we may co-invest with, or sell interests in our existing properties to third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as those relating to a sale, refinancing or lease, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and the joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort principally on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to incur additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.
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
We operate our business so as to qualify as a REIT under the Code. Although our management believes that we are organized and operate in such a manner, no assurance can be given that we will continue to be able to operate in a manner so as to qualify or remain so qualified. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax and other significant consequences that would substantially reduce the funds available for operations, capital improvements and dividends to holders of Series B Shares and our common shareholder for each of the years involved because:
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
We are required to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities Exchange Commission, which include the requirement that our annual report include our management’s report on internal controls over financial reporting. To comply with these requirements the management report must contain an assessment of the effectiveness of our internal controls as of the end of each calendar year and we must disclose any material weakness in our internal controls over financial reporting that were identified by us. Management has assessed the effectiveness of our internal controls over financial reporting and has determined that as of December 31, 2008, and as of December 31, 2007 in connection with the previously disclosed restatement of our financial statements for calendar year 2007, that we had material weaknesses in our internal controls over financial reporting as of these dates (see Item 9A — Controls and Procedures for a more detailed discussion of the foregoing). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. While our management believes that our consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with GAAP, the fact that we have determined we have had material weaknesses in our internal controls could cause investors and other third parties to be reluctant to rely on the information contained in our financial statements. If we are unable in the future to assert that our internal controls over financial reporting are effective, we could lose investor confidence in our financial reports, which could have an adverse effect on the value of our Series B Shares and common shares and our ability to continue to operate our businesses.
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
Our properties are covered by comprehensive liability, fire, flood, extended coverage, rental loss and all-risk insurance provided by various companies and with deductibles, limits and policy specifications customarily covered for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to floods, riots or acts of war, or may be insured subject to specified limitations, such as large deductibles or co-payments. See Item 1 — Business — Insurance in this report for further discussion. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our investment in and the anticipated future cash flow from the affected property and may be obligated on any mortgage indebtedness, to the extent it is recourse indebtedness, or other obligations related to such property.
The construction of new developments adjacent to or near certain of our existing properties may adversely affect the leasing, operation and value of those properties.
New projects currently under construction may adversely affect our leasing efforts and the value of our properties, by among other things, blocking certain views from our properties and creating increased traffic and congestion. In addition, two large new office developments are currently underway in the vicinity of our 180 N. LaSalle and 330 N. Wabash Avenue properties. These projects will directly compete with our properties referred to above and could materially adversely affect (i) our ability to retain our existing tenants, and attract new tenants, and (ii) for those existing tenants that we are able to retain and new tenants that we are able to attract, the business terms on which such deals are completed. This could result in us leasing less space at lower rents and with higher costs at our properties than we could have otherwise, which could materially adversely affect our liquidity, revenue and financial results.

Book losses that have been recognized and that may be recognized in the future have eroded, and may in the future erode, our book value.
During fiscal year 2008, we recognized aggregate losses of $66.0 million (including $5.6 million provision for asset impairment) related to our investment in Extended Stay, Inc. (“ESH”). Although these losses are non-cash GAAP losses, they have contributed to the erosion of the book value of our ESH investment to zero as of December 31, 2008, compared to $40.3 million at December 31, 2007.
Consistent with our past practices and to the extent required by the accounting standards that apply to us, we may in the future take charges relating to other investments and assets which may also further reduce our book value. Although book value is reduced by non-cash charges such as depreciation and losses flowing through from ESH, reporting a low or negative book value could have adverse effects on us even if book value is not indicative of our actual value. These adverse effects may include our inability or a reduction in our ability (i) to finance or refinance our properties, (ii) lease space to tenants, (iii) consummate appropriate capital transactions, and (iv) continue to operate our business in the manner that we have in the past, and also may include a reduction in the market price of our Series B Shares. Our Board bases its decisions regarding dividends and other similar matters on the Company’s actual fair market net value and the solvency of the Company, among other things, and not on the book value of the Company.
One or more of our properties may face foreclosure by our lenders or we may voluntarily decide to convey one or more of our properties to a lender if a property’s cash flow is not enough to service its debt, operating expenses and capital requirements or if we cannot refinance a property upon debt maturity.
Many of our properties are encumbered by debt that is non-recourse to us (except for customary “non-recourse carve out” provisions relating to matters such as fraud, misallocation of funds and other customary exclusions). Should the cash flow from any of these properties cease to be sufficient to fund debt service, operating expenses and capital requirements relating to the property, or should we be unable to refinance a property’s debt upon the maturity of such debt, we may face foreclosure by our lenders on that property or we may decide to voluntarily convey the property to the relevant lenders in lieu of foreclosure. We may or may not decide to fund cash flow shortfalls at a property in such a circumstance. As a result of any loan defaults, our portfolio of properties may be reduced (resulting in a higher allocation of overhead to each of our remaining properties), our existing and potential future lenders and tenants may be less willing to consummate transactions with us based on such loan default by us, our shareholders will not be able to realize any value from any such properties and we may incur losses on our financial statements regarding any such properties. Our 800 Jorie Boulevard property in Oak Brook, Illinois, does not generate sufficient cash flow to pay debt service and we have ceased funding the debt service shortfalls on this property. We are currently in negotiations with the lender on the future of this property.
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
Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in such property. These laws often impose liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect the owner’s or operator’s ability to rent or sell such property or to borrow funds using such property as collateral and may expose such owner or operator to liability resulting from any release of or exposure to such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property. See Item 1 — Business — Government Regulations — Environmental Matters of this report for a more detailed discussion of environmental matters affecting us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
General
Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet located in the Chicago metropolitan area. This includes Continental Towers, on which we own a second mortgage note that constitutes a significant financial interest in this property. We therefore consolidate its operations. As of December 31, 2008, we also owned a 23.1% common interest in a joint venture, which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties. In addition, we also manage the 1,504,364 square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, which we previously owned a joint venture interest in and was sold in November 2006. In addition, as of December 31, 2008, we were also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois.
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
We do not currently anticipate commencing any new development projects in the near future, although we do anticipate undertaking the redevelopment of, improvements to, and/or expansion of, certain properties we currently own and/or may acquire in the future, including the ongoing redevelopment of our 330 N. Wabash Avenue property in Chicago.
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

Properties
The following table sets forth certain information relating to each of our properties. Through the Operating Partnership and other subsidiaries, we own 100.0% fee-simple title in all of the office properties, except for Continental Towers and the unconsolidated joint venture properties identified below.

			Net	Percentage
		Year Built/	Rentable	Occupied as
	Location	Renovated	Square Feet	of 12/31/08
Wholly-Owned Properties:
330 N. Wabash Avenue (1)	Chicago, IL	1971	1,141,760	82.3%
Continental Towers (2)	Rolling Meadows, IL	1977 thru
		1981/2001	910,796	72.2%
180 North LaSalle Street (3)	Chicago, IL	1982/1999	770,191	85.6%
800-810 Jorie Boulevard	Oak Brook, IL	1961/1992	193,688	31.0%
4343 Commerce Court	Lisle, IL	1989	167,756	73.7%
740-770 Pasquinelli Drive	Westmont, IL	1986	110,299	87.4%
280 Shuman Blvd.	Naperville, IL	1979	69,077	92.7%
Enterprise Center II	Westchester, IL	1999	62,580	100.0%
7100 Madison Avenue	Willowbrook, IL	1999	50,157	100.0%

Portfolio total			3,476,304	78.1%

Unconsolidated Joint Venture Properties:
Thistle Landing (4)	Phoenix, AZ	1999	101,006	56.4%

(1)
The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with options to extend the term for an additional forty years. On March 18, 2008, we sold floors 2 through 13 of this office property to a third party that intends to construct a luxury hotel on these floors.

(2)	We hold two mortgage notes receivable on this office property and have consolidated the underlying property operations because we derive significant economic benefits from the property’s operations.

(3)	Property held for sale as of December 31, 2008.

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
In addition, and as discussed in Note 19 — Subsequent Events, to our consolidated financial statements included in this report, our subsidiary that owns the 180 N. LaSalle Street property, 180 N. LaSalle II, L.L.C. (“180 LLC”), entered into a purchase agreement, which it later terminated because of the failure of the purchaser to timely close, for the proposed sale of our 180 N. LaSalle Street property. On February 13, 2009, the purchaser under the agreement, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should the return the $6.0 million in earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contains no financing contingency. We believe that this lawsuit is without merit and that we will prevail in it.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our public security holders during the fourth quarter of 2008. On July 16, 2008, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. Our Board consists of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Peyton Owen, Jr. the President and Chief Operating Officer of Lightstone, Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as “financial experts” of our audit committee.

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
The following table sets forth the common share dividends we paid for the years ended December 31, 2007 and December 31, 2008:

Cash
Dividends
Paid (per share)

Fiscal Year 2007
First quarter	—
Second quarter	—
Third quarter	—
Fourth quarter	—

Fiscal Year 2008
First quarter	0.112255
Second quarter	0.561275
Third quarter	—
Fourth quarter	—
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
On February 12, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. This quarterly dividend had a record date of March 31, 2008 and a payment date of April 30, 2008. In addition, the Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008. On May 2, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend had a record date of July 10, 2008 and a payment date of July 31, 2008. In addition, the Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008. On October 9, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2008 dividend period. The quarterly dividend had a record date of October 20, 2008 and a payment date of October 31, 2008. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009.
Dividends paid in the amount of $2.25 per share in 2008 on our Series B Shares have been determined to be a return of capital. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the declaration of the fourth quarter 2008 preferred dividend at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments.
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

					Predecessor
	Successor Company				Company
					Year ended
	Year ended December 31				December 31
	2008	2007	2006	2005	2004
	(dollars in thousands)				(dollars in thousands)
Balance Sheet Data
Real estate assets	$397,968	$422,820	$410,025	$471,892	$619,059
Total assets	521,658	671,916	649,928	771,921	767,363
Mortgage notes and notes payable	447,871	567,910	453,695	452,965	427,445
Total liabilities	515,690	635,559	524,868	530,668	502,785
Minority interests	—	—	20,770	135,853	19,154
Shareholders’ equity	5,968	36,357	104,375	105,400	245,424

	Successor Company				Predecessor Company
				Six months	Six months
				ended	ended	Year ended
				December 31	June 30	December 31
	2008	2007	2006	2005	2005	2004
	(dollars in thousands,				(dollars in thousands, except
	except per share amount)				per share amount)

Statement of Operations Data (1)

Total revenue	$64,840	$73,174	$79,972	$39,448	$38,041	$78,222
Operating (loss) income	(793)	(700)	(367)	(744)	(5,740)	11,271
(Loss) income from continuing operations	(73,364)	(59,035)	8,665	4,274	(9,590)	(20,032)
Net (loss) income	(73,336)	(59,018)	8,647	4,319	(19,571)	(11,383)
Net loss available to common shareholders	(82,336)	(68,018)	(353)	(181)	(24,071)	(20,383)

Basic and diluted earnings available to common shares per weighted-average common share (2)
Loss from continuing operations	$(348.29)	$(287.69)	$(1.41)	$(0.96)	$(0.60)	$(1.23)
Net loss available per weighted-average common share of beneficial interest — basic and diluted	(348.17)	(287.62)	(1.49)	(0.76)	(1.02)	(0.86)
Dividends paid per common share	0.67353	—	2.8438	1.1225	—	—
Dividends paid per preferred share	2.25	2.8125	1.6875	4.50	1.125	1.6875

Cash Flow and Operating Data
Cash flow provided by (used in):
Operating activities	$1,763	$7,301	$638	$1,236	$(6,659)	$22,108
Investing activities	79,341	(135,867)	70,603	(60,044)	2,258	116,613
Financing activities	(103,578)	106,348	(28,739)	6,773	2,314	(99,598)
Office Properties:
Square footage	3,476,304	3,800,567	3,865,828	3,772,482	4,636,918	4,632,633
Occupancy (%)	78.1	74.1	79.0	83.7	82.8	85.1
Industrial Properties:
Square footage	—	120,004	120,004	120,004	120,004	120,004
Occupancy (%)	—	100.0	100.0	100.0	100.0	100.0
Unconsolidated Joint Venture Properties:
Square footage	101,066	1,060,264	1,060,725	2,554,866	2,833,068	2,831,303
Occupancy (%)	56.4	83.7	76.4	77.6	80.9	79.7

(1)
Information for the years ended December 31, 2007, 2006, (including the six months ended December 31, 2005 and the six months ended June 30, 2005) and the year ended December 31, 2004 has been restated for the reclassification of the operations of properties, to reflect the impact of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”), from continuing operations to discontinued operations.

(2)
Net loss available per weighted-average common share of beneficial interest-basic equals net income divided by 236,483; 236,483; 236,483; 236,483; 23,658,579 and 23,671,412 common shares for the years ended December 31, 2008, December 31, 2007, December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively. Net loss available per weighted-average share of beneficial interest-diluted equals net income divided by 236,483; 236,483; 236,483; 236,483; 23,658,579 and 23,671,412 common shares for the years ended December 31, 2008, December 31, 2007, December 31, 2006, for the six months ended December 31, 2005, for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively. The change in number of weighted-average common shares is principally due to the Acquisition by Lightstone and common unitholders in our Operating Partnership exchanging common units for common shares and the issuance of new common units in our Operating Partnership in connection with property acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet. As of December 31, 2008, we had a joint venture interest in an office property containing an aggregate of 0.1 million rentable square feet and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we are also the managing agent for the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006. In addition, as of December 31, 2008, we were also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois.
All of our properties, except our joint venture property located in Phoenix, Arizona and excluding our membership interest in ESH, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue.
Our joint venture interest is accounted for as investments in unconsolidated joint ventures under the equity method of accounting, which consisted of a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona.
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

Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of each quarter of 2008 and the end of 2007, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	December 31	September 30	June 30	March 31	December 31
	2008	2008	2008	2008	2007

Portfolio Total	78.1%	79.9%	80.9%	81.9%	74.9%

Unconsolidated Joint Venture Properties	56.4%	56.4%	56.4%	56.4%	83.7%

2008 Business Summary
For 2008, our focus was on:
•	retiring, extending or refinancing debt;

•	completing certain capital transactions;

•	reducing operating costs; and

•	aggressively pursuing leasing transactions.
Below is a summary of several of the activities we undertook in 2008 in keeping with these objectives.
•
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

•	On March 18, 2008 we refinanced our 330 N. Wabash Avenue property and sold floors 2 through 13 to a hotel developer for the construction of a luxury hotel.

•	On May 2, 2008, we closed on the sale of our 1051 North Kirk Road property.

•	On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan of $11.6 million.

•	Through December 31, 2008, we commenced 23 new and expansion office leases totaling 102,314 square feet, and renewed or extended 47 office leases totaling 214,756 square feet.
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

Results of Operations
Comparison of the Year ended December 31, 2008 to the Year ended December 31, 2007
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

				%
	2008	2007	$ Change	Change
	(dollars in thousands)

Property revenues	$63,677	$69,815	$(6,138)	(8.8)%
Services Company revenues	1,163	3,359	(2,196)	(65.4)

Total revenues	64,840	73,174	(8,334)	(11.4)

Property operating expenses	34,592	38,037	(3,445)	(9.1)
Depreciation and amortization	21,084	26,792	(5,708)	(21.3)
General and administrative	6,873	6,210	663	10.7
Services Company operations	1,484	2,835	(1,351)	(47.7)
Provision for asset impairment	1,600	—	1,600	—

Total expenses	65,633	73,874	(8,241)	(11.2)

Operating loss	(793)	(700)	(93)	(13.3)
Loss from investments in unconsolidated joint ventures	(60,343)	(49,687)	(10,656)	(21.4)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)	—
Interest and other income	1,271	2,764	(1,493)	(54.0)
Interest:
Expense	(30,085)	(33,088)	3,003	9.1
Amortization of deferred financing costs	(2,244)	(907)	(1,337)	(147.4)
Gain on sales of real estate and joint venture interests	39,194	—	39,194	—
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	14,222	—
Distributions and losses to minority partners in excess of basis	(20,293)	(14,222)	(6,071)	(42.7)

Loss from continuing operations before minority interests	(64,704)	(95,840)	31,136	32.5
Minority interests	(8,660)	36,805	(45,465)	(123.5)

Loss from continuing operations	(73,364)	(59,035)	(14,329)	(24.3)
Discontinued operations, net of minority interests	28	17	11	64.7

Net loss	$(73,336)	$(59,018)	$(14,318)	(24.3)%

Property Revenues. The decrease of $6.1 million in property revenues was primarily due to decreased occupancy at our 800-810 Jorie Boulevard ($2.1 million), Continental Towers ($1.7 million) and 330 N. Wabash Avenue ($1.0 million) properties as a result of tenant leases expiring, and the recognition of additional rental revenue in 2007 as a result of accelerated amortization of the above and below-market lease values in connection with a lease amendment executed with a tenant at our Continental Towers property ($1.3 million).
Services Company Revenues. The decrease of $2.2 million in our Services Company revenues during 2008 was primarily due to leasing commission income in 2007 as a result of leasing activity at The United Building that did not occur in 2008.
Property Operating Expenses. The decrease of $3.4 million in property operating expenses was primarily due to adjustments for real estate taxes being less than previously projected ($1.6 million), the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008, which transferred those operating expenses to the purchaser ($1.4 million), the collection of a previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property ($1.0 million), and lower professional fees at our 300 N. Wabash Avenue property ($0.2 million). These decreases were partially offset by bad debt expense associated with a tenant at our 330 N. Wabash Avenue property ($0.7 million).

Depreciation and Amortization. The decrease of $5.7 million in depreciation and amortization was primarily due to the accelerated depreciation and amortization of tenant improvements and in-place lease values in connection with a lease amendment executed with a tenant at our Continental Towers property in 2007 (which resulted in an increase to depreciation and amortization in 2007 of $3.1 million and a decrease in depreciation and amortization in 2008 of $0.7 million), the downsizing and expiration of leases with two tenants at our 800-810 Jorie Boulevard property ($1.2 million) and the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008, which transferred the depreciable assets to the purchaser ($0.9 million). These decreases were partially offset by the accretion of accrued environmental remediation liabilities at our 330 N. Wabash Avenue property ($0.4 million).
General and Administrative. The increase of $0.7 million in general and administrative expenses was primarily due to: increased compensation and benefits ($0.2 million); increased audit fees due to the restatement of prior period financial statements ($0.2 million); and increased legal fees ($0.2 million).
Services Company Operations. The decrease of $1.4 million in Services Company operations was primarily due to a reduction in the provision for income taxes of $0.5 million due to decreased profitability in 2008 (see Services Company revenues discussion for further details). In addition, expenses decreased $0.9 million due to the January 2008 sale of our 50% joint venture interest in The United Building.
Provision for Asset Impairment. The $1.6 million charge in provision for asset impairment represents the write-down of our Jorie Boulevard property to its estimated fair value. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender.
Loss From Investments in Unconsolidated Joint Ventures. The increase of $10.7 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses from our investment in a membership interest in an entity that owns extended-stay hotel properties ($60.3 million). This was partially offset by losses of $49.6 million recognized in 2007 that did not occur in 2008 due to the sale of our joint venture interest in The United Building in January 2008.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million change in provision for asset impairment represents the write-down of the remaining balance of our investment in the membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”), as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest and Other Income. The decrease of $1.5 million in interest and other income was primarily due to a decrease in interest income related to our short-term investments and restricted escrow accounts. The decrease was a result of a reduction in average balances in these accounts, as well as, in average interest rates from 5.0% in 2007 to 2.4% in 2008.
Interest Expense. The decrease of $3.0 million in interest expense was primarily due to a $5.6 million reduction from the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property and a $1.7 million savings realized through the January 2008 retirement of the two Citicorp mezzanine loans. These decreases were partially offset by a $3.5 million increased interest expense associated with the new terms of the non-recourse Citicorp loan associated with our investment in ESH.
Amortization of Deferred Financing Costs. The increase of $1.3 million in the amortization of deferred financing costs was primarily attributable to an increase in deferred finance charges related to the non-recourse loan associated with our investment in ESH.
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
Distributions and Losses to Minority Partners in Excess of Basis. The increase of $6.1 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
Discontinued Operations. Discontinued operations include the results of operations of our 180 N. LaSalle Street property (held for sale at December 31, 2008), our 1051 North Kirk Road property (which was sold in May 2008), our former Narco River Business Center property, (which was sold in May 2007) and the residual effects related to properties sold in prior years.

Results of Operations
Comparison of the Year ended December 31, 2007 to the Year ended December 31, 2006
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

				%
	2007	2006	$ Change	Change
	(dollars in thousands)

Property revenues	$69,815	$77,166	$(7,351)	(9.5)%
Services Company revenues	3,359	2,806	553	19.7

Total revenues	73,174	79,972	(6,798)	(8.5)

Property operating expenses	38,037	37,223	814	2.2
Depreciation and amortization	26,792	28,551	(1,759)	(6.1)
General and administrative	6,210	6,393	(183)	(2.9)
Services Company operations	2,835	3,972	(1,137)	(28.6)
Loss on tax indemnification	—	4,200	(4,200)	(100.0)

Total expenses	73,874	80,339	(6,465)	(8.1)

Operating loss	(700)	(367)	(333)	(90.7)
Loss from investments in unconsolidated joint ventures	(49,687)	(9,145)	(40,542)	(443.3)
Interest and other income	2,764	2,707	57	2.1
Interest:
Expense	(33,088)	(38,607)	5,519	14.3
Amortization of deferred financing costs	(907)	(3,144)	2,237	71.2
Gain on sales of real estate and joint venture interests	—	19,460	(19,460)	(100.0)
Distributions and losses to minority partners in excess of basis	(14,222)	—	(14,222)	—

Loss from continuing operations before minority interests	(95,840)	(29,096)	(66,744)	(229.4)
Minority interests	36,805	37,761	(956)	(2.5)

(Loss) income from continuing operations	(59,035)	8,665	(67,700)	(781.3)
Discontinued operations, net of minority interests	17	(18)	35	194.4

Net (loss) income	$(59,018)	$8,647	$(67,665)	(782.5)%

Property Revenues. The decrease of $7.4 million in property revenues was primarily attributable to the expiration of two leases at our 330 N. Wabash Avenue property in August 2006 and May 2007 ($8.1 million) and the expiration of a lease at our 800-810 Jorie Boulevard property in August 2007 ($0.5 million). The decrease was partially offset by the recognition of management fee income for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone ($0.6 million), increased occupancy at our 180 N. LaSalle Street property ($0.5 million) and termination fees for a lease at our 330 N. Wabash Avenue property ($0.4 million).
Services Company Revenues. The increase of $0.6 million in our Services Company revenues during 2007 was primarily due to increased leasing commission income as a result of increased leasing activity at The United Building.
Property Operating Expenses. The increase of $0.8 million in property operating expenses was primarily attributable to an increase in utility rates for our properties ($1.1 million), bad debt expense associated with a tenant at our 800-810 Jorie Boulevard property ($0.9 million), architectural fees associated with our 330 N. Wabash Avenue property ($0.3 million), increased snow removal costs for our properties ($0.3 million) and increased repairs and maintenance at our 800-810 Jorie Boulevard property ($0.2 million). The increase was partially offset by adjustments to prior year real estate tax estimates ($1.3 million) and reduced real estate tax projections for our properties ($1.1 million).

Depreciation and Amortization. The decrease of $1.8 million in depreciation and amortization in 2007 was primarily attributable to the expiration of two leases at our 330 N. Wabash Avenue property in August 2006 and May 2007, at which time the tenant related assets became fully depreciated ($3.3 million) in 2007 and various other lease expirations at our properties resulting in decreased depreciation and amortization ($1.3 million). The decrease was partially offset by the accelerated depreciation and amortization of tenant improvements and in-place lease values due to the lease amendment executed with a tenant at our Continental Towers property ($2.7 million).
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
Interest Expense. The decrease of $5.5 million in interest expense was primarily due to $12.7 million in interest expense recognized during 2006 for the IPC Investments Holding Canada Inc. loan (the “IPC Loan”) ($9.7 million) and a portion of the PGRT Equity LLC (“Prime Equity”) loan ($3.0 million) that were retired in the fourth quarter of 2006 in connection with the sale of Citadel Center. These decreases were partially offset by increases in our 2007 interest expense related to the Citicorp Loan associated with our investment in June 2007 in the entity that owns ESH ($5.6 million) and the November 2006 refinancing of the debt related to our Continental Towers properties ($1.1 million). In addition, the increase in the average LIBOR from 5.1% in 2006 to 5.3% in 2007 led to a $0.4 million increase in interest expense related to our variable rate debt collateralized by our 330 N. Wabash Avenue property. (See Note 4 — Mortgage Notes Payable — to our consolidated financial statements included in this report for further information).
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
Distributions and Losses to Minority Partners in Excess of Basis. The increase of $14.2 million in distributions and losses to minority partners in excess of basis represents current year losses resulting in a deficit position in the minority interest balance. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which is classified as property held for sale on our consolidated balance sheets, our former Narco River Business Center property, which was sold in May 2007, and the residual effects related to properties sold in prior years.

Liquidity and Capital Resources
Recent Developments.
PGRT ESH. On December 31, 2008, our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), entered into a Second Amendment to Amended and Restated Loan Agreement modifying various terms of a loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”) in the original principal amount of $120.0 million. The loan is non-recourse to PGRT ESH, the Company and its subsidiaries and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC, an entity that owns 100% of ESH. The loan is guaranteed by affiliates of our parent companies (the “Guarantors”).
Pursuant to the Second Amendment, the principal repayment schedule was revised as follows: (i) $41.0 million was due on or before January 30, 2009, (ii) $20.0 million was due on March 31, 2009, (iii) the balance of the loan was due on June 15, 2009 or earlier in the event of the occurrence of certain asset sales of the PGRT ESH or the Guarantors or its affiliates; and (iv) a $1.0 million fee is due upon the loan repayment or maturity. In addition, certain minimum payments are required which will be applied to the foregoing repayment schedule if certain asset sales of Guarantor’s and PGRT ESH’s affiliates are consummated or certain other events occur, all as more fully set forth in the amended loan documents.
As of January 30, 2009, PGRT ESH entered into a Third Amendment to Amended and Restated Loan Agreement modifying certain terms of the Citicorp Loan. Pursuant to the Third Amendment, the date for making the $41.0 million payment on the loan was extended from January 30, 2009 until March 2, 2009.
On March 4, 2009, PGRT ESH entered into a Fourth Amendment to Amended and Restated Loan Agreement modifying certain terms of the Citicorp Loan. Pursuant to the Fourth Amendment, the date for making the $41.0 million payment on the loan was further extended from March 2, 2009 until April 30, 2009. In addition, the remaining $1.0 million restructuring fee due at September 30, 2008 was included with the $1.0 million fee due upon maturity. The loan currently has an outstanding principal amount of $80.0 million.
It is currently anticipated that all or a portion of these foregoing required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.
Dividends. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009.
180 N. LaSalle Street Sale. As previously disclosed in Current Reports on Form 8-K filed on September 9, 2008, October 21, 2008, November 25, 2008 and December 10, 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. and an affiliate (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company (“Seller”) that owns the Property.
Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from the Seller on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, the Seller sent a letter to the Purchaser stating that the Purchaser is in default under the Agreement and that the Seller is terminating the Agreement. Because the Purchaser failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, the Seller believes it is entitled to retain as liquidated damages the $6.0 million of earnest money that the Purchaser previously deposited with the Seller. On February 13, 2009, the Purchaser filed a lawsuit against the Seller seeking to rescind the Agreement and obtain the return of the earnest money because the Purchaser claims it was impossible for it to obtain financing for the acquisition due to the current economic conditions. We believe the Purchaser’s lawsuit is without merit and anticipate that we will prevail in the litigation. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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
Our anticipated cash flows from operations combined with cash on hand (including restricted cash escrows) are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2009, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing or future escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2008, we are in compliance with the requirements of all of our financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2008, these accounts totaled $37.3 million. These escrows relate to $8.7 million in escrow for capital and tenant improvements, $7.4 million in escrow for real estate taxes and insurance, $5.3 million in escrow representing lease obligations, $6.8 million in escrow for depository accounts, $1.2 million in escrow related to environmental remediation and the remaining $7.9 million in escrow for various other purposes.
We believe that the operating plan we have developed for the future year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the next 12 months and maintain compliance with our debt covenants, other than the matters referenced above, for the next twelve months. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as major tenant defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.

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
The following tables disclose our contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due by Period
	(dollars in thousands)
			2010/	2012/	2014 and
Contractual Obligations(A)	Total	2009	2011	2013	Thereafter
Mortgage notes payable (B)	$448,201	$106,528	$166,531	$60,142	$115,000
Interest expense on mortgage notes payable	102,533	29,318	33,788	19,472	19,955
Operating lease obligations	2,626	553	455	441	1,177
Tenant improvement allowances (C)	6,884	6,884	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	35,213	10,463	18,363	6,387	—

Total contractual cash obligations	$595,457	$153,746	$219,137	$86,442	$136,132

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds, proceeds of equity, debt or asset sale(s) transaction(s), and funds from affiliates as discussed above.

(B)	These totals represent the carrying value of our mortgage notes payable including a $2.0 million exit fee related to our PGRT ESH loan.

(C)	We have escrows of $3.4 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $30.8 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $5.3 million to fund a portion of this contractual amount at December 31, 2008.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
	Amounts					2010-		2012-		2014 and
Other Commercial Commitments	Committed		2009			2011		2013		Thereafter
Tax indemnifications (A)	$14,018		$		(A)	$	(A)	$	(A)	$—
Environmental remediation (B)	7,839			612		6,900		43		284
Series B Shares (C)		(C)		2,250			(C)		(C)		(C)

Total commercial commitments	$21,857			$2,862		$6,900		$43		$284

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of December 31, 2008. See Note 15 — Commitments and Contingencies — Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 15 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On February 12, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. This quarterly dividend had a record date of March 31, 2008 and a payment date of April 30, 2008. On May 2, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. This quarterly dividend had a record date of July 10, 2008 and a payment date of July 31, 2008. On October 9, 2008, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the third quarter of 2008 dividend period. This quarterly dividend had a record date of October 20, 2008 and a payment date of October 31, 2008. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009. Under our Charter, these dividends are deemed to be quarterly dividends relating to the first, second, third and fourth quarter 2008 dividend periods, the earliest accrued but unpaid quarterly dividends on our preferred shares.

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

Tenant Concentration. The following represents our five largest tenants in 2008 based on gross revenue recognized during 2008:

	Gross
	Tenant	% Of Our Total	Lease
Tenant	Revenue	Revenue	Expiration
	(dollars in thousands)
Jenner & Block (1)	$13,589	16.0%	April 2010
Accenture	5,385	6.3	July 2015
Fifth Third Holdings, LLC	3,285	3.9	March 2012
Aon Consulting, Inc.	3,215	3.8	December 2009
Komatsu America Corp.	2,586	3.0	July 2021

	$28,060	33.0%

(1)	We have been informed that this tenant will not be renewing their lease upon expiration.

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
On March 18, 2008, one of our subsidiaries, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. The Hotel Buyer has an option to purchase the 14th Floor of our 330 N. Wabash Avenue property for $5.0 million (subject to escalation by the Consumer Price Index and certain other adjustments), in such case the proceeds would be used to partially prepay the mortgage loan encumbering the property. We recognized a book gain on the sale of approximately $9.8 million. The net proceeds from the Hotel sale, together with the proceeds from the loans referred to in Note 4 — Mortgage Note Payable to our consolidated financial statements included in this report, and a payment of $31.5 million from the Operating Partnership, were used to repay the prior debt on our 330 N. Wabash Avenue property and fund all of the escrows and cash deposit referred to in Note 4 to our consolidated financial statements.
On May 2, 2008, we closed on the sale of our 1051 North Kirk Road property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.
As of December 31, 2008, we were under contract to sell our 180 N. LaSalle property to a third party who was obligated to close on the sale of the property in February 2009. The purchaser failed to timely close on its acquisition of the property from us, and we terminated the purchase and sale agreement in February 2009 because of the purchaser’s default. We currently continue to market the property for sale at this time.
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
On February 12, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the first quarter of 2008 dividend period. This quarterly dividend had a record date of March 31, 2008 and a payment date of April 30, 2008. In addition, the Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008. On May 2, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the second quarter of 2008 dividend period. The quarterly dividend had a record date of July 10, 2008 and a payment date of July 31, 2008. In addition, the Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008. On October 9, 2008 our Board declared and set apart for payment a quarterly dividend on our Series B Preferred Shares of $0.5625 per share for the third quarter of 2008 dividend period. The quarterly dividend had a record date of October 20, 2008 and a payment date of October 31, 2008. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009.
Dividends paid in the amount of $2.25 per share in 2008 on our Series B Shares have been determined to be a return of capital. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares and the payment of preferred dividends at this time should not be construed to convey any degree of certainty with respect to future preferred dividend payments. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are outstanding. The term of any trustees elected by the holders of the Series B Shares will expire whenever the total dividend arrearage on our Series B Shares has been paid and current dividends have been declared and set apart for payment.
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
Indebtedness. Our aggregate indebtedness had a fair market value of $447.9 million and a carrying value (i.e., face value of debt) of $446.2 million at December 31, 2008. This indebtedness had a weighted average maturity of 3.6 years and bore interest at a weighted average interest rate of 7.5% per annum. At December 31, 2008, $355.0 million, or 79.3% of such indebtedness, bore interest at fixed rates, and $92.9 million, or 20.7% of such indebtedness, bore interest at variable rates. None of our variable rate debt is subject to interest rate cap agreements.
Debt Activity. We paid $1.8 million of principal payments during 2008. This amount is exclusive of payments made on behalf of the Company by Lightstone on the PGRT ESH loan.
Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2008, 2007 and 2006, our tenant improvements and leasing commissions averaged $40.78, $38.88 and $27.60, respectively, per square foot of newly-leased office space totaling 102,314, 405,680 and 260,598 square feet, respectively, and $14.93, $11.58 and $9.13, respectively, per square foot of office leases renewed by existing tenants totaling 214,756, 236,752 and 155,110 square feet, respectively. For 2008, we incurred $12.4 million of capital improvement expenditures, excluding discontinued operations, and we expect to incur approximately $3.7 million for 2009.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any unconsolidated SPE transactions and do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on us.
Historical Cash Flows

	Year ended December 31
	2008	2007	$ Change	% Change
	(dollars in thousands)

Net cash provided by operating activities	$1,763	$7,301	$(5,538)	(75.9)%
Net cash provided by (used in) investing activities	$79,341	$(135,867)	$215,208	158.4%
Net cash (used in) provided by financing activities	$(103,578)	$106,348	$(209,926)	(197.4)%

Cash Flows from Operating Activities. Net cash provided by operating activities was $1.8 million for the year ended December 31, 2008, compared to $7.3 million for the year ended December 31, 2007 — a decrease of $5.5 million. This change was primarily due to: a $6.6 million reduction of tenant receipts due to lower occupancy at our 330 N. Wabash Avenue, Continental Towers and 800-810 Jorie Boulevard properties; a $6.2 million preferential return received in 2007 from our investment in the unconsolidated entity that owns ESH that was suspended in 2008; a $3.1 million increase in rents received in advance in 2007; a $2.2 million decrease in Services Company revenues; a $1.5 million decrease in interest income due to lower interest rates and cash balances; and a $1.1 million refund of real estate taxes received in 2007 associated with a former property. The decrease was partially offset by the $6.0 million earnest money received related to the sale of our 180 N. LaSalle Street property; a $4.0 million decrease in interest payments primarily due to the refinancing and retirement of mortgage notes payable; a $1.5 million decrease in real estate taxes paid; a $1.4 million reduction in property operating expenses due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008; a $1.3 million decrease in Services Company operations in 2008; the collection of a $1.0 million previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property in 2008; and a $0.9 million lease termination fee received in 2008 from a tenant at our 180 N. LaSalle Street property.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $79.3 million for the year ended December 31, 2008 compared to $(135.9) million for the year ended December 31, 2007 — an increase of $215.2 million. In 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH. In 2008, we received $101.1 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million from the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). This increase was partially offset by proceeds of $4.7 million related to the sale of our Narco River property received during 2007. Also, an additional $5.1 million was spent on real estate and equipment in 2008 compared to 2007.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(103.6) million for the year ended December 31, 2008 compared to $106.3 million for the year ended December 31, 2007 — a decrease of $209.9 million. During 2008, (i) we retired the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property and refinanced the property with a new $138.0 million loan, (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property, and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans. In June 2007, we received $120.0 million in loan proceeds on a non-recourse loan (related to our investment in ESH) from Citicorp and retired $38.5 million of this debt during 2008. Affiliates of Lightstone funded $49.9 million to pay down principal and interest on the Citicorp loan in 2008; no amounts were funded during 2007. We paid dividends and distributions to our common share/unit holder totaling $18.0 million in 2008; no amounts were funded during 2007. We also paid $9.0 million in dividends to our preferred shareholders in 2008 and $11.3 million in 2007. We paid $7.5 million and $0.7 million in financing costs during 2008 and 2007, respectively.

	Year ended December 31
	2007	2006	$ Change	% Change
	(dollars in thousands)

Net cash provided by operating activities	$7,301	$638	$6,663	1,044.4%
Net cash (used in) provided by investing activities	$(135,867)	$70,603	$(206,470)	(292.4)%
Net cash provided by (used in) financing activities	$106,348	$(28,739)	$135,087	470.0%

Cash Flows from Operating Activities. Net cash provided by operating activities was $7.3 million for the year ended December 31, 2007 compared to $0.6 million for the year ended December 31, 2006 — an increase of $6.7 million. The increase was primarily due to a $6.2 million preferential return from our investment in the unconsolidated entity that owns ESH, a $1.1 million refund of real estate taxes in the first quarter of 2007 associated with a former property and a $0.6 million lease termination fee from a tenant at our 330 N. Wabash Avenue property in the second quarter of 2007. In addition, we experienced the following favorable changes: a payment in 2006 of $4.2 million related to an amended tax indemnity agreement related to our Continental Towers property that did not occur in 2007; a $1.1 million decrease in Services Company expenses due to reduced income taxes; a $1.0 million decrease in the payment of insurance premiums for our properties; a $0.6 million increase in Services Company revenue due to additional leasing commissions; and $0.6 million of management fees for an office and retail building located at 1407 Broadway Avenue in New York, New York, which is owned by an affiliate of Lightstone. The increase was partially offset by a $8.5 million reduction of rental and tenant reimbursements receipts due to lower occupancy, primarily at our 330 N. Wabash Avenue and Continental Towers properties.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(135.9) million for the year ended December 31, 2007 compared to $70.6 million for the year ended December 31, 2006 — a decrease of $206.5 million. In 2007, we invested $120.0 million in a membership interest in the unconsolidated entity that owns ESH (see Note 11 — Investments in Unconsolidated Joint Ventures to our consolidated financial statements included in this report for further information). In addition, in 2006, $92.8 million was received from the sale of our joint venture interest in Citadel Center net of a $4.0 million distribution to IPC Prime Equity, LLC (“IPC Equity”). These decreases were partially offset by proceeds received in 2007 of $4.7 million related to the sale of our Narco River property. In addition, a net of $2.3 million became unrestricted and available for use from our restricted escrow accounts in 2007, whereas, a net of $4.1 million became restricted in 2006.
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

The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at December 31, 2008 as compared to 2007 reflects payments under these leases, in addition to an increase in the liability during 2007 of $0.5 million due to assumption changes.
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
During 2008, we determined that a $1.6 million write-down to fair value was warranted for our Jorie Boulevard property. In evaluating our other long-lived assets used in operations for impairment at December 31, 2008, we assumed anticipated hold periods of three to five years for our operating properties. However, as discussed under “Liquidity and Capital Resources”, if we determine that a capital transaction is desired, our anticipated hold periods for certain assets would be shortened and impairment reserves could be required. These reserves could have significant impacts on our operating results.
Minority Interest in Consolidated Real Estate Partnerships. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of income as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. With regard to such consolidated real estate partnerships, approximately $20.3 million, $14.2 million and $0 in losses related to the minority interest ownership were charged to operations for the years ended December 31, 2008, 2007 and 2006, respectively. If future earnings materialize, the majority interest should be credited for all of those earnings up to the amount of those losses previously absorbed. For the year ended December 31, 2008, the Company recovered $14.2 million of such distributions and losses to minority partners in excess of basis primarily as the result of the $29.4 million gain on sale of our 50% common joint venture interest in The United Building during the first quarter of 2008.
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
Inflation
Substantially all of our office leases require tenants to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of our leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.
As of December 31, 2008, approximately $92.9 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. None of our floating rate debt is subject to interest rate cap agreements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2008.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$22.6	$12.3	$153.4	$—	$50.0	$115.0	$353.3
Weighted-average interest rate — Carrying Value	12.9%	8.3%	5.8%	—	8.0%	5.9%	—
Fixed rate amount — Fair Value	$24.2	$12.4	$153.4	$—	$50.0	$115.0	$355.0
Weighted-average interest rate — Fair Value	12.9%	8.4%	5.8%	—	8.0%	5.9%	—

Variable rate amount (2)	$0.4	$0.4	$81.9	$0.4	$9.8	$—	$92.9
Weighted-average interest rate	4.5%	4.5%	11.3%	4.5%	4.55%	—	—

(1)
Based upon the rates in effect at December 31, 2008, the weighted-average interest rates on our mortgage notes payable at December 31, 2008 was 7.5%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $0.9 million.

(2)
On June 29, 2007, one of our subsidiaries, PGRT ESH, obtained a $120.0 million non-recourse loan from Citicorp. The loan had a maturity date of June 10, 2008 and was guaranteed by Lightstone Holdings and our Chairman of the Board, David Lichtenstein. On June 6, 2008 PGRT ESH entered into an amended agreement to extend the maturity date to June 10, 2009, leaving all of the guarantees in place. The loan has a remaining principal balance of $81.5 million, is interest only, and accrues interest at a variable rate of the London Interbank Offered Rate (“LIBOR”) plus 10.0%. See Note 4 — Mortgage Notes Payable to these consolidated financial statements included in this report for further details.

On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Lenders Bank, with $0.9 million available for future fundings related to leasing costs. The loan bears interest at the variable rate of LIBOR plus 2.0%. The interest rate shall never exceed 6.5% or never be less than 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President —Capital Markets, the officer currently performing the function of our principal financial officer, evaluated the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Executive Vice President —Capital Markets concluded that, as of December 31, 2008, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.
(b) Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our assessment, we believe that, as of December 31, 2008, our system of internal control over financial reporting was not effective as a result of the following internal control deficiencies which we believe aggregate to a material weakness:
The Company did not maintain effective controls over its financial reporting and monthly close process and did not utilize sufficient technical expertise to allow it to identify the proper accounting treatment of certain transactions. The Company’s remediation plans for this material weakness are described below.
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
Plan for Remediation for Material Weakness
We disclosed a material weakness in internal control over financial reporting in Item 9A — Controls and Procedures in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. Pursuant to the plans for remediation implemented to address the material weakness in internal control over financial reporting, we will review and assess our internal controls, processes and procedures to timely and properly monitor, evaluate and record complex tax and accounting matters in accordance with US GAAP. In cases where complex accounting issues occur, we intend to consult with external financial reporting and accounting consultants to review and support our conclusions. In addition, the Company is implementing a coordinated review process including the Company’s financial and accounting management. It includes a formal and detailed review of the monthly financial statements and all significant accounting transactions. The status of these remediation plans will be monitored by management and reviewed by the Audit Committee periodically.
(c) Changes in Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting during our last fiscal quarter within the fiscal year to which this annual report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Trustees
The following table presents certain information as of March 20, 2009 concerning each of our trustees serving in such capacity:

		Principal	Year Term of	Served as a
		Occupation and	Office Will	Trustee
Name	Age	Positions Held	Expire	Since
David Lichtenstein	48	Chairman of the Board	2009	2005
Jeffrey A. Patterson	49	President and Chief Executive Officer, Trustee	2009	2005
Peyton Owen, Jr.	51	Trustee	2009	2007
John M. Sabin	54	Independent Trustee	2009	2005
Shawn R. Tominus	50	Independent Trustee	2009	2005
Bruno de Vinck	63	Trustee	2009	2005
George R. Whittemore	59	Independent Trustee	2009	2005
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
Jeffrey A. Patterson. Mr. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.’s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties’ Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company’s Real Estate Investment Group. Mr. Patterson is a member of the Urban Land Institute and is an advisory board member of the Metropolitan Planning Council.

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
John M. Sabin. Mr. Sabin has served on our Board since July 2005. Mr. Sabin is currently the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. He also serves on the boards of North American Scientific, Inc. since 2005 and Hersha Hospitality Trust since 2003, both public companies. From January 2000 to October 2004, Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. Mr. Sabin received Bachelor of Science degree in University Studies; a Masters of Accountancy and a Masters in Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.
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
Bruno de Vinck. Mr. de Vinck has served on our Board since July 2005. Mr. de Vinck is the Chief Operating Officer, Senior Vice President, Secretary and a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., a public company, a director of the Park Avenue Bank, New York City, a private company and a director of Extended Stay Inc., a private company. Mr. de Vinck is also involved in the management and renovation of various multi-family, retail and industrial properties for The Lightstone Group and has served as its Senior Vice President since April 1994. Prior to that time, Mr. de Vinck was a Manager with numerous real estate management companies, and was the founding president and Chairman of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility. Mr. de Vinck is a past New Jersey chapter president for the Institute of Real Estate Management (IREM), as well as a past Director of the New Jersey Association of Realtors.
George R. Whittemore. Mr. Whittemore has served on our Board since July 2005. Mr. Whittemore currently serves as a director of the Lightstone Value Plus Real Estate Investment Trust, Inc., Village Bank & Trust in Richmond, Virginia, and Supertel Hospitality, Inc. in Norfolk, Nebraska, all public companies. Mr. Whittemore previously served as President and CEO of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation), and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond.

Executive Officers
The following table presents certain information as of March 20, 2009 concerning each of our executive officers and key employees serving in such capacities:

Name	Age	Position
David Lichtenstein	48	Chairman of the Board
Jeffrey A. Patterson	49	President and Chief Executive Officer, Trustee
James F. Hoffman	46	Senior Executive Vice President—General Counsel and Secretary
Steven R. Baron	60	Executive Vice President—Leasing
Paul G. Del Vecchio	44	Executive Vice President—Capital Markets
Victoria A. Cory	44	Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence
Anita T. Pallardy	50	Senior Vice President—Leasing
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
Jeffrey A. Patterson. Mr. Patterson has served as our President and Chief Executive Officer since August 2004 and has served on our Board since February 2005. From October 2003 until August 2004, Mr. Patterson served as our President and Chief Investment Officer. From June 2000 to October 2003, Mr. Patterson served as our Co-President and Chief Investment Officer. From November 1997 to June 2000, Mr. Patterson served as our Executive Vice President and Chief Investment Officer. In his current capacity, Mr. Patterson oversees our strategic direction and performance, including acquisitions, dispositions, joint ventures and development oversight. Mr. Patterson is also responsible for the asset management, operations, leasing and marketing activities for our properties. From 1989 to November 1997, Mr. Patterson was Executive Vice President of The Prime Group, Inc., with primary responsibility for the acquisition, financing and redevelopment of office and mixed-use properties. Mr. Patterson was also in charge of the overall operations of The Prime Group, Inc.’s office properties, and has provided real estate advisory services for several major institutional investors. Prior to joining The Prime Group, Inc., Mr. Patterson served as Director of Development in Tishman Speyer Properties’ Chicago office and as a Senior Financial Analyst at Metropolitan Life Insurance Company’s Real Estate Investment Group. Mr. Patterson is a member of the Urban Land Institute and is an advisory board member of the Metropolitan Planning Council.
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

Steven R. Baron. Mr. Baron serves as our Executive Vice President—CBD Office Leasing. Mr. Baron is involved in overseeing the leasing and performing asset management and development services in connection with the 1407 Broadway Avenue building in New York. Mr. Baron has previously served as the Executive Vice President in charge of our Industrial Group, responsible for overseeing the leasing and build to suit development and served as our Senior Vice President—Development and Leasing, where he was responsible for the oversight of our redevelopment of the 180 North LaSalle Street building in Chicago, Illinois. Previous to the 180 North LaSalle redevelopment project, Mr. Baron was the senior leasing executive responsible for the overall leasing activity of the Company’s Chicago central business district portfolio. Prior to joining Prime Group Realty Trust, Mr. Baron held senior leasing and/or development positions with The Prime Group, Inc., Metropolitan Structures, Inc., and Stein & Co. where he leased over 7 million square feet of CBD office space. Mr. Baron is a licensed real estate broker and has taught at DePaul University and Kellogg School of Management at Northwestern University, where he lectured on commercial real estate development, leasing and marketing.
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
Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2008, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to our knowledge, no transactions were reported late during the year ended December 31, 2008.

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
Information Regarding Compensation Committee (or equivalent)
Because only our Series B Shares are listed on the NYSE, we are not required to have a separate compensation committee of the Board under applicable NYSE listing requirements. Likewise, we are not required to have and do not operate under a compensation charter. We believe it is appropriate for us not to have a compensation committee or compensation charter because our common shares are not publicly traded and our common shares are wholly owned and we are controlled by an affiliate of Lightstone, a private company.
The members of our Board’s Executive Committee, consisting of Mr. Lichtenstein, our Chairman, Mr. Patterson, our President and Chief Executive Officer and Mr. Owen, a member of our Board, periodically review our compensation practices. Our compensation program consists of a base salary and opportunity to receive a cash bonus for our executive officers, and fees for our trustees. The Executive Committee reviewed in January and February 2009 the compensation of our executive officers and determined the cash bonuses for 2009 to be paid to our executive officers based on the performance of each executive officer and the Company during 2008. Fees for our trustees are unchanged for calendar years 2008 and 2009. Mr. Patterson’s base salary for 2008 was set pursuant to the terms of his employment agreement, which was previously approved by our Board.
Although we have in the past and may again in the future engage compensation consultants to review our compensation program, we did not engage a compensation consultant to assist us in determining compensation for calendar year 2008.

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
We believe that, through the foregoing employment agreements and arrangements, the financial interests of our President and Chief Executive Officer and key executives are as a whole aligned with the interests of our shareholders. Throughout 2008, we had employment agreements with certain of our senior executives. See “ — Employment Agreements” for more information regarding these employment agreements.
Mr. Patterson was named the Company’s President and Chief Executive Officer in August 2004, prior to the Acquisition. Mr. Patterson’s annual base salary was $449,657 for calendar year 2008 and pursuant to the terms of his employment agreement was increased by 3% to $463,710 for calendar year 2009. Mr. Patterson received an annual bonus of $250,000 for 2008.
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

Summary Compensation Table
The following table sets forth the compensation earned for the years ended December 31, 2008 and 2007 with respect to Mr. Patterson (our President and Chief Executive Officer), Mr. Del Vecchio (our Executive Vice President—Capital Markets and our principal financial officer) and the three other persons who were our most highly compensated executive officers during 2008 (the “Named Executive Officers”).

					All Other
				Option	Compen-
		Salary	Bonus	Awards	sation
Name and Principal Position	Year	($) (1)	($) (1)(2)	($)(3)	($) (4)	Total ($)

Jeffrey A. Patterson	2008	449,657	250,000	106,000	5,500	811,157
President and Chief	2007	437,091	542,913	106,000	5,500	1,091,504
Executive Officer

James F. Hoffman	2008	252,083	110,000	0	5,500	367,583
Senior Executive Vice President—	2007	242,500	227,087	0	5,500	475,087
General Counsel and Secretary

Steven R. Baron	2008	170,000	178,175	0	5,500	353,675
Executive Vice President—Leasing	2007	94,045	127,529	0	5,313	226,887

Anita T. Pallardy	2008	132,500	188,045	0	3,312	323,857
Senior Vice President—Leasing	2007	126,161	293,696	0	3,154	423,011

Paul G. Del Vecchio	2008	199,167	60,000	0	5,500	264,667
Executive Vice President—	2007	180,000	120,000	0	5,500	305,500
Capital Markets

(1)
Amounts shown include cash and non-cash compensation or bonuses, as applicable, as reported in the year in which the service was performed, even if such compensation or bonuses, as applicable, were paid or vested in a subsequent year.

(2)
Bonus amounts for 2008 include cash bonuses paid in the ordinary course in early 2009 for services performed in 2008. Further, Ms. Pallardy and Mr. Barons’ bonuses consisted of leasing bonuses received during the years indicated above.

(3)
Consisting of grants of options to acquire either directly or through equity interests in Prime Office a 3.5% ownership interest in the Operating Partnership and us on substantially the same economic terms as Prime Office’s other initial equity investors. The option award in the 2007 row expired on December 31, 2007 without being exercised and the option award in the 2008 row expired on December 31, 2008 without being exercised. In January 2009, Mr. Patterson and Prime Office entered into a new option agreement dated as of December 31, 2008, as more fully described in “Employment Agreements” below.

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
On December 31, 2008, we entered into amendments to the employment agreements dated as of May 31, 2005 with Jeffrey A. Patterson, our President and Chief Executive Officer, and James F. Hoffman, our Senior Executive Vice President, General Counsel and Secretary (the “Executives”). The amendments were entered into solely to make the necessary changes to the employment agreements in order to comply with the terms of the recently adopted Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The transition period for Code Section 409A ended on December 31, 2008 and it was necessary for the two amendments to be finalized by the end of the transition period.
The amendments generally add additional Code imposed obligations on the part of the Executives such as adding required notice and cure periods benefiting the Company and limiting the events for which the Executives can terminate the agreements for “good reason”. The modifications include: (i) requiring that prior to terminating the employment agreements because of a default by the Company, the Executives must first provide written notice to the Company specifying in reasonable detail the nature of the defaults within 90 days after the initial existence of such defaults and that the Company shall have 30 days to cure such default, and (ii) eliminating the right of the Executives to unilaterally terminate the Agreement upon the occurrence of a change of control of the Company. The two amendments do not modify the terms of the Company’s previously disclosed retention and severance program, which is described below.
The employment agreements provided for initial base salaries of $412,000 and $226,600, respectively, and increasing each year thereafter by no less than three percent. Further, the employment agreements of both Messrs. Patterson and Hoffman provide for the opportunity for the executives to earn annual bonus compensation as set forth in the respective employment agreement. Mr. Patterson’s agreement provides for an annual bonus based on increases in the net operating income for our properties, subject to a minimum annual bonus of $500,000 for calendar years 2005, 2006 and 2007, and for discretionary bonuses thereafter. The employment agreements each have an initial thirty month term and automatically renew for successive one year terms, unless either party gives written notice of termination to the other party.
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

Assuming on December 31, 2008 Mr. Patterson’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Patterson’s severance pursuant to his employment agreement would be $713,710, which is the bonus compensation payable to Mr. Patterson with respect to the calendar year 2008 and the aggregate base compensation payable to Mr. Patterson through December 31, 2009. Assuming on December 31, 2008 Mr. Hoffman’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Hoffman’s severance pursuant to his employment agreement would be $369,645, which is based on and includes the bonus compensation payable to Mr. Hoffman with respect to the calendar year 2008 and the aggregate base compensation payable to Mr. Hoffman through December 31, 2009. There are no material conditions to receipt by the executives of these termination benefits. The amount and terms of these severance arrangements was determined by Prime Office, and included consideration of market practices for other similar officers of comparable companies.
The employment agreements also subject the executives to certain confidentiality obligations and non-solicitation restrictions, and in the case of Mr. Patterson certain non-competition restrictions, all as more fully set forth in the agreements. Mr. Patterson’s agreement also granted him an option for eighteen months after the closing date of the Acquisition to acquire membership interests in Prime Office equivalent to a 3.5% ownership interest in the Operating Partnership and us. Pursuant to a letter agreement dated March 15, 2007, between Mr. Patterson and Prime Office, Mr. Patterson and Prime Office agreed to extend the exercise period for the options to the earlier of the occurrence of a change of control involving the Company or December 31, 2007. This option expired on December 31, 2007. In January 2008, Mr. Patterson and Prime Office, entered into an Equity Option Agreement dated as of December 31, 2007, granting Mr. Patterson an option to acquire either directly or through equity ownership in Prime Office up to 3.5% of the equity interests in the Company and the Operating Partnership pursuant to the terms set forth in such agreement (the “Equity Interest”). This option expired on December 31, 2008. As of December 31, 2008, Mr. Patterson entered into a new Equity Option Agreement granting Mr. Patterson the right to acquire the Equity Interest. The purchase price for the Equity Interest is on substantially the same economic terms as the class, price and economic terms applicable to Prime Office’s other initial equity investors, taking into account both capital contributions and distributions since the date of the investors’ original investment. In addition, the purchase price for the Equity Interest shall be increased at the rate of seven percent (7%) per year, pro-rated on a per diem basis, from January 1, 2007, through the date of the closing of the purchase of the Equity Interest. The option expires on December 31, 2009, subject to earlier termination if not exercised prior to Mr. Patterson’s termination of employment under his employment agreement. The closing on the purchase of the Equity Interest may only be effective on the earlier of (i) immediately preceding a “change of control” as defined in Mr. Patterson’s employment agreement and (ii) December 31, 2009. The closing will still occur and the exercise of the option will be effective if Mr. Patterson’s employment is terminated in connection with or in anticipation of a “change of control” or otherwise after the exercise of the option but prior to the closing on the purchase of the Equity Interest.
In addition, as of June 12, 2008, we instituted a retention and severance program for corporate employees, including Mr. Patterson (our “CEO”), Mr. Hoffman (our “General Counsel”), Mr. Del Vecchio (our “EVP”), Mr. Baron (our “Leasing EVP”) and Ms. Pallardy (our “SVP”). The program provides for the payment of certain retention bonuses in the event of a “change of control” of the Company. A “change of control” is defined as a sale of more than 50% of the voting shares of the Company, a merger or other business combination of the Company (other than a transaction where voting control does not change), a change in any 12 month period of a majority of our Board of Trustees (unless elected by a majority of incumbent directors unless such election was the result of an election contest of the type contemplated by Regulation 14a-11), a sale or disposition of a substantial portion of the Company’s assets, or a transaction pursuant to which the Company is no longer subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.
With respect to our CEO and General Counsel, the program provides for a payment to such executive only if he remains employed seven days after the effective date of the change of control, in which case he would each receive a payment equal to (i) the remaining base compensation he would be entitled to under his existing employment agreement with the Company for the remainder of its term, (ii) a pro-rata annual bonus through to the date of the change of control for the year in which the change of control occurs based on his most recent annual bonus (and a bonus for the prior calendar year if the change of control happens early in a calendar year prior to the payment of annual bonuses), and (iii) a discretionary bonus of at least $300,000 for our CEO and $100,000 for our General Counsel. This program is a retention program and does not amend or modify our CEO’s and General Counsel’s existing employment agreements.

With respect to our EVP, the program provides that the retention payment to him would be paid if he is employed at the time of the change of control, or if he is terminated within six months prior to the change of control in anticipation of the change of control. The payment due to our EVP under the program equals: (i) twelve months of his then current base salary, (ii) an amount equal to the annual bonus paid to him with respect to the 2007 calendar year, (iii) a pro-rata annual bonus as set forth in clause (ii) of the preceding paragraph, and (iv) a discretionary bonus of at least $100,000.
With respect to our Leasing EVP and SVP, the payment triggers are the same as for our EVP and the amount that would be due is equal to six months of his or her then current base salary.
In addition, for the Company’s corporate employees who receive an annual bonus, annual bonuses for the calendar year 2008 paid in February 2009 were approximately one-half of the amount for 2007 bonuses. The retention program referred to above was modified to provide that the remaining one-half would be paid if and when any payment became due under the retention program.
None of our other Named Executive Officers are entitled to termination benefits upon termination of their employment that are not generally available to our other employees.
Option Grants, Exercises and Holdings
Other than as described above, we did not grant any options to purchase our common shares to the Named Executive Officers during 2008 and the Named Executive Officers did not hold any options to purchase our common shares. There were no exercises of options or vesting of stock during 2008. See “ — Employment Agreements” for more information regarding Mr. Patterson’s option. As part of the terms of her employment agreement, Ms. Nancy J. Fendley, our prior Executive Vice President — Leasing, was granted an option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us. In May 2007, we terminated Ms. Fendley’s employment and her option. Ms. Fendley has disputed such termination and initiated a lawsuit relating to the termination of her option, which the Company believes to be without merit.
Compensation of Trustees
The following table sets forth the compensation earned for the year ended December 31, 2008 with respect to our trustees other than Mr. Patterson (who is also a Named Executive Officer) and whose compensation as a trustee is fully reflected in the Summary Compensation Table and other portions of this Form 10-K. In addition to trustees’ fees, our trustees receive reimbursement of all travel and lodging expenses related to their attendance at both Board and committee meetings. As of December 31, 2008, our trustees did not hold any options to purchase our common shares or hold any of our common shares.

Fees
Earned or
Paid in
Name	Cash ($) (1)

David Lichtenstein	$—
John M. Sabin	47,000
Peyton Owen, Jr.	32,000
Shawn R. Tominus	47,500
Bruno de Vinck	32,000
George R. Whittemore	52,500

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

Compensation Committee Interlocks and Insider Participation
Our Chairman and the Executive Committee of our Board are charged with determining compensation for our President and Chief Executive Officer. Mr. Patterson is a member of our Board and our President and Chief Executive Officer. No executive officer of ours served as a (i) member of the compensation committee of another entity in which one of the executive officers of such entity served on our Board or (ii) director of another entity in which one of the executive officers of such entity served on our Board, during the year ended December 31, 2008.
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
The following table furnishes information, as of March 20, 2009, as to common units of our Operating Partnership, in each case which are beneficially owned by each trustee, each Named Executive Officer and trustees and executive officers as a group. Unless otherwise indicated in the footnotes to the tables, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power.

Number of Common Units of
Prime Group
Name and Address of	Realty L.P. Beneficially	Percent of All Common Units
Beneficial Owner	Owned(1)	of Prime Group Realty, L.P.

David Lichtenstein (2)	26,724,872	100%
Jeffrey A. Patterson (3)	—	—
James F. Hoffman	—	—
Steven R. Baron	—	—
Paul G. Del Vecchio	—	—
Anita T. Pallardy	—	—
Peyton Owen, Jr.	—	—
John M. Sabin	—	—
Shawn R. Tominus	—	—
Bruno de Vinck	—	—
George R. Whittemore	—	—
Our trustees and executive officers as a group ([11] persons)	26,724,872	100

(1)
The ownership of common units of our Operating Partnership presented in this table is derived from the transfer records maintained by the Operating Partnership based on information provided by the limited partners.

(2)
Mr. Lichtenstein controls (i) Prime Office which owns 99.1% of the common units of limited partner interest in the Operating Partnership and 100% of our common shares and (ii) PGRT currently owns 0.9% of the outstanding common units of limited partner interest in the Operating Partnership.

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

Equity Compensation Plan Information
As of December 31, 2008, we do not have any equity securities that may be issued upon the exercise of options, warrants and rights under a share incentive plan because our share incentive plan was terminated as a part of the Acquisition on July 1, 2005. The Company has no other compensation plans pursuant to which equity securities may be issued.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with Related Persons
BHAC Capital IV, L.L.C. Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in an entity that owns ESH. The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings, LLC (“Guarantors”), both of which are affiliates of our parent companies. During 2008, the affiliates of the Guarantors paid $38.5 million on the Citicorp Loan.
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
Director Independence
Since July 1, 2005 our board has included, and our audit committee has consisted of, Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Further, since July 1, 2005 and as a result of the Acquisition, only our Series B Shares are listed on a national securities exchange and therefore, pursuant to Section 303A Corporate Governance Rules of the NYSE, we are not required to maintain a compensation committee or a nominating committee with independent members. Since July 1, 2005, the functions of the nominating committee have been performed by our Board as a whole and the compensation committee by the Executive Committee of our Board.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit And Non-Audit Fees
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Grant Thornton LLP		Ernst & Young LLP		Total
	2008	2007	2008	2007	2008	2007

Audit Fees	$412,028	$357,375	$—	$16,000	$412,028	$373,375
Audit-Related Fees	273,934	168,944	—	—	273,934	168,944
Tax Fees	232,840	230,370	108,904	119,499	341,744	349,869

	$918,802	$756,689	$108,904	$135,499	$1,027,706	$892,188

Neither Ernst & Young LLP our independent registered public accounting firm until October 2005, nor Grant Thornton LLP, our independent registered accounting firm from October 2005, provided any financial information systems design and implementation services during 2008 or 2007. Audit-related services generally include fees for 401(k) plan and individual property audits, due diligence, technical consulting and transaction structuring. Tax services generally relate to a review of tax returns prior to filing, tax consultation and transaction structuring.
The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee has pre-approved the use of Grant Thornton LLP, and had pre-approved prior to October 5, 2005, Ernst & Young LLP, for detailed, specific types of services within the following categories of non-audit services: certain tax related services (including tax compliance matters, REIT compliance, federal state and local tax audits, private letter rulings, technical tax guidance and corporate acquisition, disposition and partnership tax matters); registration statements and related matters; debt covenant compliance letters; technical accounting guidance; internal control documentation; and SEC comment letters. Further, the audit committee has required management to report to it on an annual basis (or as more frequently as the audit committee may request) the specific engagements of our independent registered public accounting firm pursuant to the pre-approval policies and procedures. All engagements of either Grant Thornton LLP or Ernst & Young LLP related to the audit-related fees and tax fees disclosed in the table above for 2008 and 2007 were eligible to be approved pursuant to our pre-approval policies, though some engagements were specifically approved by the audit committee prior to the commencement of the engagement.

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

10.2
Escrow Agreement dated as of October 8, 2004 by and among CenterPoint Properties Trust and Prime Group Realty, L.P. and Chicago Title and Trust Company, as filed as exhibit 99.5 to our Current Report on Form 8-K (filed October 15, 2004, File No. 001-13589) and incorporated herein by reference.

10.3
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

10.4
Thistle Interest Option Agreement dated as of May 18, 2005 by and between Phoenix Office, L.L.C. and Prime/Mansur Investment Partners, LLC, as filed as exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

10.5	*
Amended and Restated Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and Jeffrey A. Patterson, as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

10.6	*
Employment Agreement dated as of May 31, 2005 by and between Prime Office Company, LLC and James F. Hoffman, as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.7
Guarantee of Interest and Recourse Obligations dated as of December 30, 2005 between Prime Group Realty, L.P. and IPC Investments Holdings Canada, Inc., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 11, 2006, File No. 001-13589) and incorporated herein by reference.

10.8
Amended and Restated Tax Indemnity Agreement dated as of January 10, 2006 by and among Prime Group Realty, L.P., Roland E. Casati, Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.5 to our Current Report on Form 8-K (filed January 18, 2006, File No. 001-13589) and incorporated herein by reference.

10.9
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

10.10
Promissory Note dated as of November 21, 2006 from Continental Towers Associates III, LLC, and Continental Towers, L.L.C, jointly and severally, payable to the order of CWCapital LLC in the original principal amount of $115.0 million., as filed as exhibit 10.1 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.11
Mortgage, Security Agreement and Fixture Financing Statement dated as of November 21, 2006 by Continental Towers Associates III, LLC and Continental Towers, L.L.C., jointly and severally, in favor of CWCapital LLC., as filed as exhibit 10.2 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.12
Guaranty dated as of November 21, 2006 by Prime Group Realty, L.P. for the benefit of CWCapital LLC., as filed as exhibit 10.3 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number	Description

10.13
Subordination and Standstill Agreement dated as of November 21, 2006 by PGRT Equity LLC for the benefit of CWCapital LLC., as filed as exhibit 10.4 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.14
First Amendment to Amended and Restated Tax Indemnity Agreement dated as of November 21, 2006 by and among Prime Group Realty, L.P., Richard A. Heise, CTA General Partner, LLC and Continental Towers, L.L.C., as filed as exhibit 10.6 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.15
Amended and Restated Promissory Note dated as of November 21, 2006 from Continental Towers, L.L.C. and Continental Towers Associates III, LLC payable to the order of PGRT Equity, L.L.C., as filed as exhibit 10.7 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.16
Second Amended and Restated Loan Agreement dated as of November 21, 2006 by and between PGRT Equity, LLC, and Continental Towers Associates III, LLC and Continental Towers, L.L.C., as filed as exhibit 10.8 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.17
Amended and Restated Mortgage and Security Agreement dated as of November 21, 2006 by Continental Towers, L.L.C. and Continental Towers Associates III, LLC, in favor of and for the benefit of PGRT Equity, L.L.C., as filed as exhibit 10.9 to our Current Report on Form 8-K (filed November 28, 2006, File No. 001-13589) and incorporated herein by reference.

10.18
Indemnification Agreement dated as of November 8, 2006 between Prime Group Realty, L.P. and 131 South Dearborn LLC as filed as exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.19
Reciprocal Easement Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Continental Towers Associates III, LLC as filed as exhibit 10.62 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.20
Management Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and Prime Group Management, L.L.C. as filed as exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.21
Management Agreement dated as of December 29, 2006, by and between Continental Towers Associates III, LLC and Prime Group Management, L.L.C. as filed as exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.22
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.73 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.31
Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.32
Third Amended and Restated Loan Agreement dated as of December 29, 2006, between Continental Towers Associates III, LLC and PGRT Equity, L.L.C. as filed as exhibit 10.75 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.33
Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.76 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.34
Second Amended and Restated Promissory Note dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.77 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.35
Third Amended and Restated Loan Agreement dated as of December 29, 2006, by and between Continental Towers, L.L.C. and PGRT Equity, L.L.C. as filed as exhibit 10.78 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.36
Second Amended and Restated Mortgage and Security Agreement dated as of December 29, 2006, from Continental Towers Associates III, LLC to PGRT Equity, L.L.C. as filed as exhibit 10.79 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

10.37
Second Amended and Restated Environmental Indemnification Agreement dated as of December 29, 2006, from Continental Towers, L.L.C. to PGRT Equity, L.L.C. as filed as exhibit 10.80 to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

Exhibit
Number	Description

10.38
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

10.39
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

10.40
Purchase and Sale Agreement dated as of June 29, 2007, by and between Lightstone Holdings LLC and PGRT ESH, Inc. as filed as exhibit 2.1 to our Current Report on Form 8-K (filed July 6, 2007, File No. 001-13589) and incorporated herein by reference.

10.41
Loan Agreement dated as of June 29, 2007, by and between PGRT ESH, Inc. and Citicorp USA, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 13, 2007, File No. 001-13589) and incorporated herein by reference.

10.42
Pledge Agreement dated as of June 29, 2007, by PGRT ESH, Inc. in favor of Citicorp USA, Inc. as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 13, 2007, File No. 001-13589) and incorporated herein by reference.

10.43
Continuing Guaranty dated as of June 29, 2007, by David Lichtenstein in favor of Citicorp USA, Inc. as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 13, 2007, File No. 001-13589) and incorporated herein by reference.

10.44
Promissory Note dated as of June 29, 2007, by PGRT ESH, Inc. to Citicorp USA, Inc. as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 13, 2007, File No. 001-13589) and incorporated herein by reference.

10.45
Equity Purchase Agreement dated as of December 31, 2007, by and between Jeffrey A. Patterson, and Prime Office Company LLC as filed as Exhibit 10.81 on Form 10-K for the year ended December 31, 2007 (filed July 23, 2008, File No. 001-13589) and incorporated herein by reference.

10.46
Promissory Note A, dated as of March 18, 2008, from 330 N. Wabash Avenue, L.L.C. (“330 N. Wabash”), payable to the order of ING USA Annuity and Life Insurance Company, in the original principal amount of $88.0 million, as filed as exhibit 10.1 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number	Description

10.47
Promissory Note B, dated as of March 18, 2008, from 330 N. Wabash, payable to the order of General Electric Capital Corporation, in the original principal amount of $100.0 million, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.48
Loan Agreement (Loan B), dated as of March 18, 2008, among 330 N. Wabash, the lenders party thereto and General Electric Capital Corporation, as collateral agent (in such capacity, the “Agent”), as filed as exhibit 10.3 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.49
Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.4 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.50
Leasehold Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.5 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.51
Guaranty of Non-Recourse and Environmental Indemnity Obligations, dated as of March 18, 2008, by Prime Group Realty, L.P. (the “Operating Partnership”) in favor of the Agent, as filed as exhibit 10.6 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.52
Completion Guaranty, dated as of March 18, 2008, by the Operating Partnership in favor of the Agent, as filed as exhibit 10.7 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.53 *
Form of Letters regarding Retention Program, dated as of June 12, 2008 as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q/A (filed March 27, 2008, File No. 001-13589) and incorporated herein by reference.

10.54
Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc. 2008 as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.55
Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc. 2008 as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.56
Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc. 2008 as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number	Description

10.57
Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc. 2008 as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.58 *
Equity Purchase Agreement dated as of December 31, 2007, by and between Jeffrey A. Patterson, and Prime Office Company LLC as filed as exhibit 10.81 to our Annual Report of Form 10-K/A for the year ended December 31, 2007 (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.59
180 N. LaSalle Purchase and Sale Agreement dated as of August 12, 2008 between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.60
First Amendment to Purchase and Sale Agreement dated as of August 29, 2008 between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.61
Second Amendment to Purchase and Sale Agreement dated as of September 3, 2008 between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.62
Third Amendment to Purchase and Sale Agreement dated as of September 30, 2008 between 180 N. LaSalle II, L.L.C and Younan Properties, Inc. as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.63	Fourth Amendment to Purchase and Sale Agreement dated as of October 15, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.64	First Amendment to Loan Agreement dated as of October 31, 2008 between PGRT ESH, Inc., Lightstone Holdings, LLC, David Lichtenstein and Citicorp USA, Inc.

10.65	First Amendment to Amended and Restated Guaranty dated as of October 31, 2008 between David Lichtenstein and Citicorp USA, Inc.

10.66	Fifth Amendment to Purchase and Sale Agreement dated as of November 20, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.67	Sixth Amendment to Purchase and Sale Agreement dated as of December 9, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.68	Second Amendment to Loan Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

Exhibit
Number		Description

10.69	*	Amendment to the Amended and Restated Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and Jeffrey A. Patterson.

10.70	*	First Amendment to the Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and James F. Hoffman.

10.71	*	Equity Purchase Agreement dated as of December 31, 2008, by and between Jeffrey A. Patterson, and Prime Office Company LLC.

10.72		Letter Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

21.1		Subsidiaries of Registrant.

31.1		Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2		Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of the Board of Registrant.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(b) of the Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

PRIME GROUP REALTY TRUST
By:	/s/ Jeffrey A. Patterson
	Name:	Jeffrey A. Patterson
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson	President, Chief Executive Officer and Trustee	March 30, 2009
Jeffrey A. Patterson	(Principal Executive Officer)

/s/ Paul G. Del Vecchio	Executive Vice President —Capital Markets	March 30, 2009
Paul G. Del Vecchio	(Principal Financial Officer)

/s/ Robert M. O’Connor	Vice President — Corporate Accounting	March 30, 2009
Robert M. O’Connor	(Principal Accounting Officer)

/s/ Bruno de Vinck	Trustee	March 30, 2009
Bruno de Vinck

/s/ David Lichtenstein	Chairman of the Board of Trustees	March 30, 2009
David Lichtenstein

/s/ Peyton (Chip) Owen, Jr.
Peyton (Chip) Owen, Jr.	Trustee	March 30, 2009

/s/ John M. Sabin	Trustee	March 30, 2009
John M. Sabin

/s/ Shawn R. Tominus
Shawn R. Tominus	Trustee	March 30, 2009

/s/ George R. Whittemore
George R. Whittemore	Trustee	March 30, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Prime Group Realty Trust

We have audited the accompanying consolidated balance sheets of Prime Group Realty Trust and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of BHAC Capital IV LLC (“BHAC”), a joint venture, the investment in which, as discussed in Note 11 to the financial statements, is accounted for by the equity method of accounting. The investment in BHAC was $0 and $65,985,000 as of December 31, 2008 and 2007, respectively, and the equity in its net loss was ($60,352,000) and ($47,848,000) for the years then ended. The financial statements of BHAC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BHAC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Chicago, Illinois
March 31, 2009

PRIME GROUP REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31	December 31
	2008	2007
Assets
Real estate:
Land	$66,758	$74,554
Building and improvements	290,917	305,138
Tenant improvements	39,151	42,048
Furniture, fixtures and equipment	1,142	1,080

	397,968	422,820
Accumulated depreciation	(47,790)	(41,655)

	350,178	381,165
In–place lease value, net	5,357	9,116
Above–market lease value, net	4,522	8,148

	360,057	398,429
Property held for sale	83,763	92,219
Investments in unconsolidated entities	6	87,741
Cash and cash equivalents	15,419	37,893
Receivables, net of allowance for doubtful accounts of $843 and $1,074 at December 31, 2008 and 2007, respectively:
Tenant	1,375	342
Deferred rent	9,858	7,047
Other	1,032	1,194
Restricted cash escrows	33,788	36,612
Deferred costs, net	15,560	9,828
Other	800	611

Total assets	$521,658	$671,916

Liabilities and Shareholders’ Equity
Mortgage notes payable	$385,699	$501,727
Mortgage notes payable related to property held for sale	62,172	66,183
Liabilities related to property held for sale	14,135	11,111
Accrued interest payable	2,653	1,809
Accrued real estate taxes	13,266	15,029
Accrued tenant improvement allowances	6,674	9,779
Accrued environmental remediation liabilities	7,839	4,467
Accounts payable and accrued expenses	8,965	6,405
Liabilities for leases assumed	3,279	3,958
Below–market lease value, net	4,272	6,083
Dividends payable	—	2,250
Other	6,736	6,758

Total liabilities	515,690	635,559
Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized: Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	159,946	109,039
Distributions in excess of earnings	(154,020)	(72,724)

Total shareholders’ equity	5,968	36,357

Total liabilities and shareholders’ equity	$521,658	$671,916

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year	Year	Year
	ended	ended	ended
	December 31	December 31	December 31
	2008	2007	2006
Revenue:
Rental	$34,464	$39,451	$43,942
Tenant reimbursements	23,015	23,459	26,326
Other property revenues	6,198	6,905	6,898
Services Company revenue	1,163	3,359	2,806

Total revenue	64,840	73,174	79,972

Expenses:
Property operations	23,067	24,399	21,932
Real estate taxes	11,525	13,638	15,291
Depreciation and amortization	21,084	26,792	28,551
General and administrative	6,873	6,210	6,393
Services Company operations	1,484	2,835	3,972
Provision for asset impairment	1,600	—	—
Loss on tax indemnification	—	—	4,200

Total expenses	65,633	73,874	80,339

Operating loss	(793)	(700)	(367)
Loss from investments in unconsolidated joint ventures	(60,343)	(49,687)	(9,145)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	—
Interest and other income	1,271	2,764	2,707
Interest:
Expense	(30,085)	(33,088)	(38,607)
Amortization of deferred financing costs	(2,244)	(907)	(3,144)
Gain on sales of real estate and joint venture interests	39,194	—	19,460
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	—
Distributions and losses to minority partners in excess of basis	(20,293)	(14,222)	—

Loss from continuing operations before minority interests	(64,704)	(95,840)	(29,096)
Minority interests	(8,660)	36,805	37,761

(Loss) income from continuing operations	(73,364)	(59,035)	8,665
Discontinued operations, net of minority interests of $(3,109), $(1,903) and $1,987 for the years ended December 31, 2008, 2007 and 2006, respectively	28	17	(18)

Net (loss) income	(73,336)	(59,018)	8,647
Net income allocated to preferred shareholders	(9,000)	(9,000)	(9,000)

Net loss available to common shareholders	$(82,336)	$(68,018)	$(353)

Basic and diluted earnings available to common shares per weighted—average common share:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(348.29)	$(287.69)	$(1.41)
Discontinued operations, net of minority interests	0.12	0.07	(0.08)

Net loss available per weighted–average common share of beneficial interest — basic and diluted	$(348.17)	$(287.62)	$(1.49)

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(dollars in thousands, except for share/unit and per share amounts)

				(Distributions
	Series B		Additional	in Excess of)
	Preferred	Common	Paid—In	Retained
	Shares	Shares	Capital	Deficit	Total
Balance at January 1, 2006	$40	$2	$106,239	$(881)	$105,400
Accretion of fair value of preferred stock	—	—	1,400	(1,400)	—
Net income	—	—	—	8,647	8,647
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	(9,000)	(9,000)
Common share dividends declared ($2.8438 per common share)	—	—	—	(672)	(672)

Balance at December 31, 2006	$40	$2	$107,639	$(3,306)	$104,375
Accretion of fair value of preferred stock	—	—	1,400	(1,400)	—
Net loss	—	—	—	(59,018)	(59,018)
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	(9,000)	(9,000)

Balance at December 31, 2007	$40	$2	$109,039	$(72,724)	$36,357
Accretion of fair value of preferred stock	—	—	1,050	(1,050)	—
Net loss	—	—	—	(73,336)	(73,336)
Series B — preferred share dividends declared ($1.6875 per share)	—	—	—	(6,750)	(6,750)
Common share dividends declared ($0.67353 per common share)	—	—	—	(160)	(160)
Contributions from parent company	—	—	49,857	—	49,857

Balance at December 31, 2008	$40	$2	$159,946	$(154,020)	$5,968

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31	December 31	December 31
	2008	2007	2006
Operating activities
Net (loss) income	$(73,336)	$(59,018)	$8,647
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(1,106)	(1,326)	(1,373)
Amortization of above/below–market lease value (included in rental revenue)	2,592	2,222	2,987
Amortization of in–place lease value	4,505	9,919	14,141
Provision for doubtful accounts	204	996	96
Gain on sales of real estate and joint venture interests (gain (loss) of $506, $2,220 and $(6) for the years ended December 31, 2008, 2007 and 2006, respectively, included in discontinued operations)	(39,700)	(2,220)	(19,460)
Depreciation and amortization (including discontinued operations – See Note 9)	22,726	23,704	24,060
Distributions and losses to minority partners in excess of basis	20,293	14,222	—
Recovery of distributions and losses to minority partners in excess of basis	(14,222)	—	—
Provision for asset impairment	1,600	—	—
Provision for asset impairment from unconsolidated joint ventures	5,633	—	—
Net equity in loss from investments in unconsolidated joint ventures	60,343	49,687	9,145
Minority interests (including discontinued operations)	11,769	(34,902)	(39,749)
Net changes in other operating assets and liabilities (including discontinued operations):
Accounts receivable	(4,155)	(3,090)	(3,478)
Other assets	(180)	684	1,173
Accrued interest payable	839	(67)	377
Accrued real estate taxes	(601)	(1,056)	(983)
Accounts payable and accrued expenses	(654)	470	257
Other liabilities	5,213	909	555
Preferential return on investments in joint ventures	—	6,167	4,243

Net cash provided by operating activities	1,763	7,301	638
Investing activities
Capital expenditures for real estate and equipment	(23,976)	(17,410)	(14,478)
Proceeds from sales of real estate	101,099	4,685	2,136
Change in restricted cash escrows	4,442	2,295	(4,062)
Leasing costs (includes lease assumption costs and leasing commissions)	(2,224)	(5,437)	(5,799)
Investments in unconsolidated entities	—	(120,000)	—
Distributions from unconsolidated joint ventures	—	—	92,806

Net cash provided by (used in) investing activities	79,341	(135,867)	70,603

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year	Year	Year
	ended	ended	ended
	December 31	December 31	December 31
	2008	2007	2006
Financing activities
Financing costs	(7,502)	(644)	(3,092)
Proceeds from mortgages and notes payable	149,600	120,000	228,000
Repayment of mortgages and notes payable	(231,274)	(1,758)	(170,897)
Dividends paid to Series B — preferred shareholders	(9,000)	(11,250)	(6,750)
Dividends paid to common shareholder	(160)	—	(672)
Contributions from parent company	12,598	—	—
Distributions paid to common unit holder	(17,840)	—	(75,328)

Net cash (used in) provided by financing activities	(103,578)	106,348	(28,739)

Net (decrease) increase in cash and cash equivalents	(22,474)	(22,218)	42,502
Cash and cash equivalents at beginning of period	37,893	60,111	17,609

Cash and cash equivalents at end of period	$15,419	$37,893	$60,111

Supplemental cash flow information for net assets sold:

Real estate, net	$33,400	$5,513	$—
Deferred rent receivable	335	—	—
Deferred costs, net	5	48	—
Mortgage notes payable assumed by buyer	—	(2,701)	—
Accrued real estate taxes	(1,136)	(369)	—
Investment in unconsolidated joint ventures	21,759	—	—
Other liabilities and assets, net	7,036	(26)	75,482

Net assets sold	61,399	2,465	75,482
Proceeds from sales of real estate	101,099	4,685	94,942

Gain on sales of real estate and joint venture interests(1)	$39,700	$2,220	$19,460

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$33,600	$38,600	$44,000
Income Taxes	27	200	700

Supplemental schedule of non-cash investing and financing activities:

Accretion of fair value of preferred stock	$1,050	$1,400	$1,400
Paydown of debt by parent company	37,259	—	—
Tenant improvement allowances	2,031	1,488	216
Environmental remediation costs	6,481	2,696	1,740
Write-off of fully amortized tenant improvement allowance	5,669	—	—
Write-off of fully amortized deferred financing fees	981	1,325	—

(1)	Gain on sales of real estate of $0.5 million and $2.2 million are included in discontinued operations for the years ended December 31, 2008 and December 31, 2007, respectively.
See accompanying notes.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Formation and Organization of the Company
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet. All of our properties are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. As of December 31, 2008, we have a joint venture interest in one office property, containing 0.1 million net rentable square feet located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns extended-stay hotel properties. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties and one joint venture property. In addition, we also manage the 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois, in which we previously owned a joint venture interest which was sold in November 2006. In addition, as of December 31, 2008, we were also the managing and leasing agent for the approximately 959,000 square foot property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois.
Our joint venture interest and our membership interest are accounted for as investments in unconsolidated joint ventures under the equity method of accounting. These consisted of a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona and a membership interest in an unconsolidated entity which owns 552 extended-stay hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
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

1. Summary of Significant Accounting Policies (continued)
As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owns 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership.
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
Significant intercompany accounts and transactions have been eliminated in consolidation.
We have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties located in the Chicago area and leased through operating leases to unrelated third parties. The majority of depreciation and interest expense reflected in the consolidated financial statements presented herein relate to our ownership of our properties.

1. Summary of Significant Accounting Policies (continued)
Liquidity and Capital Resources
As discussed more fully in Note 4 – Mortgage Notes Payable, our Chairman and an affiliate and indirect parent of the Company has guaranteed the payment of certain non-recourse debt obligations maturing in 2009, and our parent’s ownership interests in our Operating Partnership and us has been pledged as security for these obligations. In addition, we are in default with another non-recourse debt obligation with a third party lender which is secured by a first mortgage on our 800 Jorie Plaza property, and are currently in negotiations with such lender. In the event these loans are not repaid or refinanced, the Company could potentially lose the collateral securing these debt obligations, and the guarantors and our parent company referred to above would be subject to such other actions as such lender may be entitled to take in connection with the guaranties and the pledge referred to above.
We believe that the operating plan we have developed for the future year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the next 12 months and maintain compliance with our debt covenants, other than the matters referenced above, for the next twelve months. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as major tenant defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.
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
The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on our plans for our respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in the recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. During 2008 the Company recorded the following asset impairments: a $1.6 million provision for an asset impairment at one of its operating properties and; a $5.6 million provision for asset impairment related to its investment in unconsolidated entities. (See Note 2 — Asset Impairments for more information).
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
Sales of Real Estate
In accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), we recognize gains on sale of real estate using the full accrual method upon sale, provided the sales price is reasonably assured, the risks and rewards of ownership are transferred to the buyer, and we are not obligated to perform significant activities after the sale. However, when we agree to assume responsibility for re-leasing sold properties for a period beyond the date of sale and where we use estimates to support our intent to mitigate our net liability, we defer recognition of the gain on sale of real estate until such time as we can more reasonably determine our actual liability with executed subleases.
In accordance with SFAS No. 144, net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in our Consolidated Balance Sheets and Statements of Operations as “discontinued operations” for all years presented.
Property Held for Sale
We evaluate held for sale classification of our owned real estate on a quarterly basis. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are classified as held for sale once we commit to a plan to sell the property and have initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

1. Summary of Significant Accounting Policies (continued)
On occasion, we will receive unsolicited offers from third parties to buy individual properties. Under these circumstances, we will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.
As of December 31, 2008, we have classified our 180 North LaSalle Street property, a 770,191 square foot office property located in Chicago, Illinois, as held for sale. In September 2008, we entered into a purchase and sale agreement for a sale price of $120.0 million; subject to certain pro-rations, credits and adjustments. (See Note 19 – Subsequent Events – 180 N. LaSalle Street Sale for further details).
Property held for sale at December 31, 2008 and December 31, 2007 represents our historical cost basis as adjusted for fair value for certain assets related to this property (dollars in thousands):

	December 31	December 31
	2008	2007
Real estate, net	$63,274	$68,469
In-place lease value net	5,088	6,174
Above-market lease value, net	7,379	8,380
Tenant receivables	13	60
Deferred rent receivables	3,214	2,902
Other receivables	11	10
Restricted cash escrows	3,466	5,084
Deferred costs, net	1,299	1,112
Other	19	28

Property held for sale	$83,763	$92,219

In addition, certain liabilities related to this property at December 31, 2008 and December 31, 2007 have also been reclassified (dollars in thousands):

	December 31	December 31
	2008	2007
Mortgage note payable	$62,172	$66,183
Accrued interest payable	292	297
Accrued real estate taxes	4,978	4,952
Accrued tenant improvement allowances	210	558
Accounts payable and accrued expense	444	2,230
Below-market lease value, net	1,178	1,359
Other liabilities	7,033	1,715

Mortgage note payable and liabilities related to property held for sale	$76,307	$77,294

Intangible Assets
The above-market lease values and below-market lease values are amortized as an adjustment to rental income over the remaining lease term while in-place lease values are amortized to expense over the remaining lease term.
Intangible assets consist of the following (excludes property held for sale):

	December 31, 2008
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount–Net
	(dollars in thousands)
In–place lease value	$23,726	$(18,369)	$5,357
Above–market lease value	18,136	(13,614)	4,522
Below–market lease value	(11,387)	7,115	(4,272)

	$30,475	$(24,868)	$5,607

1. Summary of Significant Accounting Policies (continued)

	December 31, 2007
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount–Net
	(dollars in thousands)
In–place lease value	$37,770	$(28,654)	$9,116
Above–market lease value	22,122	(13,974)	8,148
Below–market lease value	(16,456)	10,373	(6,083)

	$43,436	$(32,255)	$11,181

Actual amortization for the year ended December 31, 2008 and estimates for each of the next five fiscal years is as follows:

	In–	Above–	Below–
	Place	market	market
Year ending December 31	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2008	$3,674	$3,559	$(1,811)
2009	2,964	3,295	(1,475)
2010	1,311	1,065	(944)
2011	617	57	(718)
2012	250	54	(345)
2013	137	41	(234)
Thereafter	78	10	(556)

	$9,031	$8,081	$(6,083)

Cash Equivalents
We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or tenant improvements as required by certain leases and loan agreements.
Deferred Costs
Financing Costs. Costs incurred in connection with financings, refinancings or debt modifications are capitalized as deferred financing costs and are amortized using the straight-line method over the lives of the related loans, which approximates the effective interest method. Upon the early extinguishment of debt, remaining deferred financing costs associated with the extinguished debt are fully amortized to interest expense. These costs are reported as financing activities in our consolidated statements of cash flows.
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

1. Summary of Significant Accounting Policies (continued)
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. Our policy is to record a periodic provision for doubtful accounts based on the age of the receivable. We also periodically review specific tenant balances and determine whether an additional allowance is necessary. In recording such a provision, we consider a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the tenant. The allowance for doubtful accounts is reviewed periodically based upon our historical experience. As a result, we recorded a provision of $0.2 million, $1.0 million and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition, we had write-offs of $0.4 million during 2008.
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

1. Summary of Significant Accounting Policies (continued)
Minority Interest in Consolidated Real Estate Partnerships
Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners’ share of the underlying net assets of the Company’s consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distributions over net income when the partnership has deficit equity. This charge is classified in the consolidated statements of income as distributions and losses to minority partners in excess of basis. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings. Losses in excess of the minority interest basis have been charged to operations as a result of the minority interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits. With regard to such consolidated real estate partnerships, approximately $20.3 million, $14.2 million and $0 in losses related to the minority interest ownership were charged to operations for the years ended December 31, 2008, 2007 and 2006, respectively. If future earnings are materialized, the majority interest ordinarily is credited for all of those earnings up to the amount of losses previously absorbed. For the year ended December 31, 2008, the Company recovered $14.2 million of such distributions and losses to minority partners in excess of basis primarily as the result of the $29.4 million gain on sale of our 50% common joint venture interest in The United Building during the first quarter of 2008.
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
The Services Company recorded a tax benefit of $200,000 during 2008. At December 31, 2008, the Services Company had a deferred tax asset of $197,000. During 2007, the Services Company recorded a tax provision of $300,000 and at December 31, 2007 had a current tax liability of $121,000 and a deferred tax asset of $24,000. The Services Company paid $27,000 in income taxes for the year ended December 31, 2008, $200,000 for the year ended December 31, 2007, and $700,000 for the year ended December 31, 2006.

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
We had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2008. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008. We have no interest or penalties relating to income taxes recognized in the statement of operations for the year ended December 31, 2008 or in the balance sheet as of December 31, 2008. During 2006, the Internal Revenue Service began an examination of the tax returns for our Operating Partnership for the years 2003 and 2004 as well as 180 N. LaSalle, L.L.C. for the year 2004. The IRS concluded the 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We expect the remaining examinations to be concluded and settled during 2009. As of December 31, 2008, income tax returns of the Company and subsidiaries for the calendar years 2005 through 2008 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 required fair value measurements to be separately disclosed by level within the fair value hierarchy.
Fair value measurements for assets and liabilities where there exists limited or no observable market data are, therefore, based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, fair value cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including but not limited to estimates of future cash flows, could impact the calculation of current or future values. The adoption of SFAS 157 for assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

1. Summary of Significant Accounting Policies (continued)
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
2. Asset Impairments
We recorded the following provisions for asset impairments:

	Year ended
	December 31
	2008	2007	2006
Operating properties (1)	$1,600	$—	$—
Investment in unconsolidated entities (2)	5,633	—	—

	$7,233	$—	$—

(1)
During the third quarter of 2008, as a result of low occupancy, negative cash flows, a forecast for continuing losses and non-payment of current debt service, we determined that an asset impairment of $1.6 million related to the write-down of our Jorie Boulevard property to its estimated fair value was required. This asset impairment was measured as the difference between carrying value and fair value of this property. Fair value was based on estimated cash flows discounted at a risk-adjusted rate of interest.

(2)
During the second quarter of 2008 we recorded an asset impairment of $5.6 million related to the write-down of the remaining balance of our investment in the membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected future inability to sustain earnings at a level which would justify the carrying value.

3. Deferred Costs
Deferred costs consist of the following (excluding properties held for sale):

	December 31
	2008	2007
	(dollars in thousands)
Financing costs	$10,258	$3,738
Leasing costs	11,758	10,171

	22,016	13,909
Less: Accumulated amortization	(6,456)	(4,081)

	$15,560	$9,828

4. Mortgage Notes Payable
Mortgage Notes Payable consisted of the following:

	December 31
	2008	2007
	(dollars in thousands)
Mortgage Notes Payable (1), (2):
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.43% to 13.33% per annum, with principal and interest payable monthly through December 1, 2016. The weighted average rates at December 31, 2008 and 2007 were 6.71% and 6.26%, respectively	$354,979	$234,132
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates ranging from the index rate of (2.50% at December 31, 2008) plus 200 basis points to the index rate of 1.31% plus 1,000 basis points per annum, with interest payable monthly through June 4, 2013. The weighted average rates at December 31, 2008 and 2007 were 10.47% and 8.29%, respectively	92,892	333,778

Total mortgage notes payable (3)	$447,871	$567,910

(1)
The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2)	All of our operating real estate assets have been pledged as collateral for our mortgage notes payable.

(3)	The fair value of our notes payable is estimated at $428.5 million and $565.3 million as of December 31, 2008 and 2007, respectively.
Prime Equity Loans. On January 11, 2006, our wholly-owned subsidiary, PGRT Equity LLC (“Prime Equity”) obtained a loan in the original principal amount of $58.0 million (the “Citicorp Loan”) from Citicorp USA Inc. (“Citicorp”), and our Operating Partnership transferred to Prime Equity, (i) its interest in the junior mortgage loan (the “Junior Loan”) encumbering Continental Towers, (ii) its 50.0% common membership interest in 77 West Wacker Drive, L.L.C., the owner of 77 West Wacker Drive, Chicago Illinois, (iii) its 100.0% membership interest in 280 Shuman Blvd, L.L.C. (“280 Owner”), the owner of the property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois, (iv) its 100.0% membership interest in 800 Jorie Blvd. Mezzanine, L.L.C., the owner of a 49.0% membership interest in 800 Jorie Blvd, L.L.C. and the owner of 800-810 Jorie Blvd., Oak Brook, Illinois, and (v) its 100.0% membership interest in Prime Group Management, L.L.C. (“Prime Management”), the manager of Continental Towers.
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

4. Mortgage Notes Payable (continued)
As contemplated by the Citicorp Loan documents, we delivered to Citicorp the necessary consents from the senior mortgage lender on our 180 N. LaSalle Street property and, among other things, a pledge and assignment of all of the membership interests in 180 N. LaSalle II, L.L.C. (“180 LLC”), our subsidiary that owns the 180 N. LaSalle Street property (the “180 Pledge”). On September 27, 2006, in connection with the 180 Pledge, the amount of the Citicorp Loan was reduced to $47.0 million and a new loan in the amount of $11.0 million (the “New Citicorp Loan”) was made having the same material terms as the Citicorp Loan and secured by, among other things, the 180 Pledge and the other collateral referred to above. In connection with the closing of the New Citicorp Loan, Citicorp did not require any additional repayment of the Citicorp Loan, and the combined principal amount of the Citicorp Loan and New Citicorp Loan equaled the $58.0 million principal previously outstanding under the Citicorp Loan prior to the closing of the New Citicorp Loan.
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

4. Mortgage Notes Payable (continued)
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
Continental Towers. On November 21, 2006, the owners of Continental Towers refinanced the property with a first mortgage loan (the “Senior Loan”) in the principal amount of $115.0 million from CWCapital LLC (“CWCapital”). Proceeds of the loan were utilized to (i) repay the existing first mortgage loan encumbering the Continental Towers property in the principal amount of $75.0 million and (ii) partially repay approximately $36.6 million of the Junior Loan encumbering the property. The Junior Loan is held by Prime Equity. After the partial repayment of the Junior Loan, approximately $128.6 million of principal and accrued interest remained outstanding under the Junior Loan on November 21, 2006. Prime Equity used the funds from the partial prepayment of the Junior Loan, and certain other funds, to make the $39.2 million repayment referred to above to Citicorp.
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
BHAC Capital IV, L.L.C. On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), we obtained a $120.0 million non-recourse loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”). The loan is interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan had a maturity date of June 10, 2008 and is guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board, Mr. David Lichtenstein.
Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan in the original principal amount of $120 million, from June 10, 2008 until June 15, 2009. The interest rate for the extension is at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”). The loan is guaranteed by David Lichtenstein, the Chairman of our Board of Trustees, and Lightstone Holdings (“Guarantors”), both of which are affiliates of our parent company. In addition, as of December 31, 2008, affiliates of Guarantors repaid $38.5 million of principal on the loan and paid $11.3 million in debt service and other fees on the loan.

4. Mortgage Notes Payable (continued)
The loan extension had a $3.0 million restructuring fee payable in three installments through September 30, 2008. The loan also has a $1.1 million exit fee. Future partial principal repayments of the loan were due as follows: (i) $5.0 million on July 31, 2008, (ii) $20.0 million on September 30, 2008, (iii) $20.0 million on December 31, 2008 and (iv) $20.0 million on March 31, 2009. Of the amount due on September 30, 2008 $10.0 million could be deferred at PGRT ESH’s election until December 31, 2008 provided that the interest rate on the loan will then increase by 2% per annum until such amount is paid.
On November 5, 2008, PGRT ESH entered into a First Amendment to Amended and Restated Loan Agreement dated as of October 31, 2008, modifying various terms of the Citicorp Loan. Pursuant to the First Amendment, the interest rate of the loan was increased to LIBOR plus 10%. The principal repayment schedule under the First Amendment was as follows: (i) $4.0 million was due on or before November 30, 2008, (ii) $41.0 million on December 31, 2008, (iii) $20.0 million on March 31, 2009, (iv) the balance of the loan was due on June 15, 2009 or earlier in the event of the occurrence of certain asset sales of the PGRT ESH or the Guarantors or its affiliates; and (v) a $1.0 million fee upon the loan repayment or maturity.
On December 31, 2008, PGRT ESH entered into a Second Amendment to Amended and Restated Loan Agreement modifying various terms of the Citicorp Loan. The principal repayment schedule under the Second Amendment was as follows: (i) $41.0 million was due on or before January 30, 2009, (ii) $20.0 million was due on March 31, 2009, (iii) the balance of the loan was due on June 15, 2009 or earlier in the event of the occurrence of certain asset sales of PGRT ESH or the Guarantors or its affiliates; and (iv) a $1.0 million fee is due upon the loan repayment or maturity. In addition, certain minimum payments were required which will be applied to the foregoing repayment schedule if certain asset sales of Guarantor’s and PGRT ESH’s affiliates are consummated or certain other events occur.
On January 30, 2009, PGRT ESH entered into a Third Amendment to Amended and Restated Loan Agreement modifying certain terms of the Citicorp Loan. Pursuant to the Third Amendment, the date for making the $41.0 million payment on the loan was extended from January 30, 2009 until March 2, 2009.
On March 4, 2009, PGRT ESH entered into a Fourth Amendment to Amended and Restated Loan Agreement modifying certain terms of the Citicorp Loan. Pursuant to the Fourth Amendment, the date for making the $41.0 million payment on the loan was further extended from March 2, 2009 until April 30, 2009. In addition, the remaining $1.0 million restructuring fee due at September 30, 2008 was included with the $1.0 million fee originally due upon maturity. The loan currently has an outstanding principal amount of $80.0 million.
It is currently anticipated that all or a portion of these foregoing required repayments will be funded by affiliates of the Guarantors, although there can be no assurances that this will be the case.

4. Mortgage Notes Payable (continued)
330 N. Wabash Avenue Refinancing. On March 18, 2008, we refinanced the previously existing loan on our 330 N. Wabash Avenue property with two loans on the remaining portion of the property not sold (the “Office Property”) consisting of (a) a loan in the principal amount of $88.0 million (“Loan A”) from ING USA Annuity and Life Insurance Company (the “Loan A Lender”) and (b) a loan in the principal amount of $100.0 million (“Loan B” and, together with Loan A, the “Loans”) from General Electric Capital Corporation (the “Loan B Lender”). The initial advance of Loan B consisted of $50.0 million, and our subsidiary who is the borrower of the Loans, 330 N. Wabash Avenue, L.L.C. (“330 LLC”), has the right to draw the remaining $50.0 million for future leasing and redevelopment costs relating to the property, subject to compliance with the conditions for future draws contained in the Loan B documents. The Loans are secured by (i) a first mortgage on the Office Property, (ii) a leasehold mortgage on the adjacent 902-space parking garage (the “Parking Garage”) leased by 330 LLC pursuant to a long-term ground lease, and (iii) all rents related to the Office Property and Parking Garage. Loan B is further secured by a cash deposit or letter of credit in the amount of $2.75 million (which will be released after the third anniversary of the Loans if 330 LLC satisfies certain financial benchmarks).
Loan A matures on April 1, 2038. On April 1 of each year (starting with April 1, 2011), the Loan A Lender has an option to call Loan A, and 330 LLC may negate the Loan A Lender’s call options, if exercised, for 2011 and 2012 upon the satisfaction of certain conditions. Loan A bears interest at a fixed rate of 6.00% per year for the three years and at a rate of LIBOR plus a market-based spread not to exceed 4.5% for years four and five. If 330 LLC negates the Loan A Lender’s call options as described above, Loan A will bear interest at a rate equal to the 30-day London Interbank Offer Rate plus a market-based spread not to exceed 4.50% per year for the remainder of the term of Loan A. Loan A may be prepaid in whole during the first two years with a prepayment premium, and may be prepaid thereafter at par. Payments of interest are due monthly and the principal amount of Loan A amortizes at $1,000 per year for the first five years of the term of Loan A. For the remainder of its term, Loan A amortizes based on a 25 year amortization schedule with equal monthly installments of principal and interest. Loan A is assumable upon payment of a 1% assumption fee and the satisfaction of various conditions, including certain property related financial covenants.
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
The Loans are non-recourse to 330 LLC except for certain recourse exceptions, including waste, fraud, misallocation of funds and other similar exceptions. The recourse exceptions have been guaranteed (the” “Non-Recourse Carve-Out Guaranty”) by our Operating Partnership. The Operating Partnership also entered into a completion guaranty relating to certain construction, demolition and asbestos abatement work at the Office Property for the benefit of the Loan B Lender (the “Completion Guaranty” and, together with the Non-Recourse Carve-Out Guaranty, the “Guaranties”). The Guaranties include a covenant that the Operating Partnership will maintain a minimum net worth of $15.0 million, calculated by adding back accumulated depreciation, and a minimum cash liquidity balance of $10.0 million.

4. Mortgage Notes Payable (continued)
330 LLC also entered into environmental indemnity agreements related to both the Office Property and the Parking Garage, which obligations were also guaranteed by the Operating Partnership. The Guaranties also include a guaranty that approximately $15.3 million will be deposited into the leasing escrow from property cash flow within approximately two years of closing. As of December 31, 2008, $5.2 million has been deposited in escrow.
The Loans required the establishment of various customary and negotiated leasing, tenant improvements, real estate tax, ground lease rent, capital improvements, debt service and insurance reserves, all as more fully set forth in the loan documents, and totaling $6.5 million at closing. Net cash flow from the Office Property and the Parking Garage will be deposited into the escrows to fund future leasing, capital improvements and other costs relating to the Office Property and the Parking Garage.
4343 Commerce Court Refinancing. On June 4, 2008, we refinanced our 4343 Commerce Court property with a first mortgage loan in the principal amount of $11.6 million from Leaders Bank, with $0.9 million available for future fundings related to leasing costs. The proceeds of the loan were primarily utilized to repay the existing first mortgage loan encumbering the property in the principal amount of $10.2 million. The new loan bears interest at the variable rate of the London Interbank Offered Rate (“LIBOR”) plus 2.0%. The interest rate is capped at 6.5% or may not be less than 4.5%. This loan has a 5-year term and requires monthly amortization payments based on a thirty-year amortization schedule. The Operating Partnership guaranteed this loan and the guaranty includes a covenant that the Operating Partnership will maintain a minimum tangible net worth of $10.0 million and a minimum cash liquidity balance of $2.0 million.
Total interest paid on mortgage notes payable was $33.6 million for the year ended December 31, 2008, $38.6 million for the year ended December 31, 2007 and $44.0 million for the year ended December 31, 2006, respectively. No capitalization of interest occurred in the years ended December 31, 2008, 2007 and 2006.
Amortization of Principal. We made payments totaling $1.8 million, $1.8 million and, $1.7 million for amortization of principal for loans on various properties, in 2008, 2007 and 2006, respectively.
The following represents our future minimum principal payments (excluding extension options) on our mortgage notes payable outstanding at December 31, 2008:

Year Ending December 31	Amount
(dollars in thousands)
2009	$104,528
2010	12,725
2011	153,806
2012	417
2013	59,725
Thereafter	115,000

$446,201

The total fair value of our mortgage notes payable, as adjusted in conjunction with the application of purchase accounting related to the Acquisition, is $447.9 million. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the year ended December 31, 2008, amortization totaled $1.1 million. The actual amount owed to lenders for mortgage notes payable at December 31, 2008 is $446.2 million.

5. Debt Covenants
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2008, we are in compliance with the requirements of all financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. We are currently in the process of renegotiating the terms of the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
Certain loans contain cross-default provisions whereby a default under the covenants related to one loan agreement would also result in a default under the provisions of one or more other loans. Failure to meet a covenant could result in a requirement for a principal paydown, accelerated maturity, increased interest rate, additional collateral or other changes in terms.
6. Leases
We have entered into lease agreements with tenants with lease terms ranging from month-to-month to twenty years at lease inception. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 33.0%, 28.5% and 36.1% of rental revenue for the years ended December 31, 2008, 2007 and 2006, respectively, was received from five tenants. One tenant represented approximately 16.0% of our total revenues in 2008.
The total future minimum rentals to be received by us under noncancelable operating leases in effect at December 31, 2008, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31	Amount
(dollars in thousands)
2009	$44,258
2010	34,498
2011	26,987
2012	23,040
2013	21,048
Thereafter	67,460

$217,291

As a part of lease agreements entered into with certain tenants, we assumed those tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 15 — Commitments and Contingencies — Lease Liabilities for a description of these obligations.
Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2008, are as follows:

	Gross	Executed	Net
Year Ending December 31	Amount	Subleases	Amount
	(dollars in thousands)
2009	$5,971	$4,987	$984
2010	5,226	4,374	852
2011	5,357	4,565	792
2012	3,630	3,058	572
2013	—	—	—
Thereafter	—	—	—

	$20,184	$16,984	$3,200

7. Minority Interests
We are the sole general partner of the Operating Partnership and own all of the 4.0 million outstanding preferred units of the Operating Partnership. We also own 0.9% of the common units of the Operating Partnership. Each preferred unit and common unit entitles us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares of the REIT are based upon the distributions we receive with respect to our common units and preferred units of the Operating Partnership.
As of December 31, 2008, subsidiaries of Lightstone owned 100.0% of our common shares, (236,483, common shares) and 99.1%, of the outstanding common units in the Operating Partnership (26,488,389 common units).
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
On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009. These dividends were paid on January 30, 2009. Under our declaration of trust, these dividends are deemed to be the quarterly dividends related to the fourth quarter of 2008. Dividends paid in the amount of $2.25 per share in 2008 on our Series B Shares have been determined to be a return of capital. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in our Series B Shares has been paid and current dividends declared and set apart for payment. Any future dividends in respect of our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.
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

9. Discontinued Operations (continued)
In accordance with the requirements of SFAS No. 144, we have updated our historical financial statements for the years ended December 31, 2007 and 2006, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2008 as discontinued operations for all periods presented. The update does not have an impact on net income available to common stockholders. SFAS No. 144 only results in the reclassification of the operating results of all properties sold or classified as held for disposition through December 31, 2008, within the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and the reclassification of the assets and liabilities within the Consolidated Balance Sheets for 2008 and 2007.
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
In September 2008, we entered into a purchase and sale agreement for our 180 North LaSalle Street property for a sale price of $120.0 million (See Note 19 — Subsequent Events — 180 North LaSalle Street Sale for further details).
Below is a summary of the results of operations for our 180 North LaSalle Street property, our 1051 North Kirk Road property and our Narco River Business Center property.

	Year ended December 31
	2008	2007	2006

Rental revenue	$11,239	$10,308	$10,228
Tenant reimbursements	8,892	8,530	8,595
Other property income	(4)	1,140	151

Total revenue	20,127	19,978	18,974

Property operations	5,516	5,590	5,205
Real estate taxes	4,591	4,832	5,382
Depreciation and amortization	3,903	5,924	6,504
Interest expense	3,628	4,129	4,030

Total expenses	17,638	20,475	21,121

Interest and other income	142	197	142
Income (loss) before net gain on sales of real estate and minority interests	2,631	(300)	(2,005)
Net gain on sales of real estate	506	2,220	—
Minority interests	(3,109)	(1,903)	1,987

Discontinued operations	$28	$17	$(18)

10. Earnings Per Share
The following table sets forth the computation of our basic and diluted net income available per weighted-average common share of beneficial interest for the years ended December 31, 2008, 2007 and 2006:

	Year	Year	Year
	Ended	ended	ended
	December 31	December 31	December 31
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Numerator:
Loss from continuing operations before minority interests	$(64,704)	$(95,840)	$(29,096)
Minority interests	(8,660)	36,805	37,761
Net income allocated to preferred shareholders	(9,000)	(9,000)	(9,000)

Loss before discontinued operations	(82,364)	(68,035)	(335)
Discontinued operations, net of minority interests	28	17	(18)

Numerator for earnings per share — loss available to common shares	$(82,336)	$(68,018)	$(353)

Denominator:
Denominator for basic earnings per share — weighted average common shares	236,483	236,483	236,483
Effect of dilutive securities:
Employee stock options	—	—	—
Employee stock grants	—	—	—

Denominator for diluted earnings per share — adjusted weighted average common shares and assumed conversions	236,483	236,483	236,483

BASIC AND DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED-AVERAGE COMMON SHARE:
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(348.29)	$(287.69)	$(1.41)
Discontinued operations, net of minority interests	0.12	0.07	(0.08)

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(348.17)	$(287.62)	$(1.49)

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
We have accounted for our investment in the membership interest that owns extended-stay hotel properties under the equity method of accounting effective in the fourth quarter of 2007. This change from the cost method of accounting is primarily due to the deteriorating real estate and financial market conditions resulting in a re-evaluation of the expected term and nature of the investment, which was initially considered to be temporary.
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
The purchase price was financed by the Citicorp Loan, which loan is secured by a pledge of the BHAC membership interest and any proceeds from such interest. The Citicorp Loan is secured by pledges of additional collateral, including pledges by affiliates of Lightstone of their ownership interests in us and the Operating Partnership and pledges of other assets owned by affiliates of Lightstone LLC, but not by pledges of any of our assets or assets of our Operating Partnership or assets of the Operating Partnership’s subsidiaries, other than PGRT ESH’s membership interest in BHAC.
Our interest in BHAC at December 31, 2008 was valued at zero (included in Investments In Unconsolidated Entities). Our share of BHAC’s operations, assuming a hypothetical liquidation was a loss of $60.4 million and $47.8 million for the years ended December 31, 2008 and 2007, respectively. In addition, during 2008 a $5.6 million provision for asset impairment represents the write-down of the remaining balance of our investment in the membership interest in BHAC as the investment was deemed to other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value. In January 2008, PGRT ESH was informed that BHAC was indefinitely suspending distributions on the membership units held by PGRT ESH. Since that time, the debt service and fees on the Citicorp Loan, which is non-recourse to PGRT ESH, was funded with the proceeds of a $49.9 million capital contribution by Prime Office to the Company and, in turn, to PGRT ESH. We received a distribution of $6.2 million in 2007 from this investment.

11. Investments in Unconsolidated Joint Ventures (continued)
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

	December 31	December 31
	2008	2007
	(dollars in thousands)
Real estate, at cost (net):	$5,406,059	$5,683,185
Other assets	1,024,647	2,155,795

Total assets	$6,430,706	$7,838,980

Mortgage notes and other loans payable	$7,411,073	$7,402,447
Other liabilities	100,600	147,947
Total members’ capital	(1,080,967)	288,586

Total liabilities and members’ capital	$6,430,706	$7,838,980

		For the period
		June 29, 2007
		through
	December 31, 2008	December 31, 2007
	(dollars in thousands)
Total revenue	$860,482	$515,364
Total expenses	(2,236,266)	(705,338)

Net loss	$(1,375,784)	$(189,974)

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
The following table summarizes our share of various items:

	Year
	ended
	December 31
	2008	2007	2006
	(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures)	$—	$(1,772)	$(3,622)
Distributions received	—	—	—

11. Investments in Unconsolidated Joint Ventures (continued)
The following tables represent the condensed balance sheets and income statements of 77 West Wacker Drive, L.L.C. on a historical basis:

	December 31
	2008	2007
	(dollars in thousands)

Real estate, at cost (net):	$—	$254,685
Other assets	—	26,820

Total assets	$—	$281,505

Mortgage note payable	$—	$164,652
Other liabilities	—	24,896
Total members’ capital	—	91,957

Total liabilities and members’ capital	$—	$281,505

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)

Total revenue	$—	$38,278	$41,109
Total expenses	—	35,551	42,071

Net income (loss)	$—	$2,727	$(962)

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
At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation (as described below). The Operating Partnership previously indemnified its joint venture partner in Dearborn LLC against the Citadel Reimbursement Obligation. The Citadel Reimbursement Obligation is the obligation of Dearborn LLC under its lease with Citadel Investment Group, LLC (“Citadel”) to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. The foregoing obligations are partially secured by a total of $7.1 million held in escrow at closing. The Citadel Reimbursement Obligation is described in more detail in Note 15 — Commitments and Contingencies.

11. Investments in Unconsolidated Joint Ventures (continued)
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
The following table summarizes our share of various items:

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)
Operations (included in loss from investments in unconsolidated joint ventures) (1)	$—	$—	$(5,470)

(1)
During the 2006 period, distributions to our partner exceeded the joint venture’s net income. As a result, income equal to the distribution was allocated to our partner and we recorded a loss in the amount of the difference between this allocation and the actual net income of the joint venture. The distribution was $9.9 million for the year ended December 31, 2006.

The following table represents the condensed income statements of Dearborn LLC on a historical basis.

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)
Total revenue	$—	$—	$51,778
Total expenses	—	—	47,339

Net income (loss)	$—	$—	$4,439

Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, LLC, (the “Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2008 and at December 31, 2007 was an equity investment of $6,000 and $0 (included in Investments in Unconsolidated Entities), respectively. Our share of the venture’s operations was a gain of $9,000, a loss of $67,000 and a loss of $53,000 for the years ended December 31, 2008, 2007 and 2006, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received no distribution in 2008, 2007 and 2006.

11. Investments in Unconsolidated Joint Ventures (continued)
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
Our joint venture interests and the membership interest in the unconsolidated entity described above are considered to be a variable interest in the entity that owns the property, which we believe is a variable interest entity (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entity, and, therefore, we do not consolidate the VIEs. Our maximum exposure as a result of the VIEs is not material as a result of losses being limited to our capital balance.
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
We did not recognize any compensation expense in 2008, 2007 or 2006 under the modified prospective transition method.

13. Related Party Transactions
We previously owned a 50.0% common interest in 77 West Wacker Drive, L.L.C., an unconsolidated joint venture that owned the office property known as The United Building located at 77 West Wacker Drive in Chicago, Illinois, until its sale on January 7, 2008 to our joint venture partner. In connection with our management of The United Building, we were entitled to receive property management fees and lease commissions for services performed and reimbursement of costs we paid on behalf of 77 West Wacker Drive, L.L.C. Such amounts are summarized as follows:

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)

Management fees (1)	$—	$913	$1,151
Payroll and other operating costs	—	1,339	1,397
Leasing costs (1)	—	867	1,298

(1)
We earned a monthly management fee equal to 2.5% of gross rental income calculated on a cash basis and lease commissions for services performed. For financial reporting purposes, 50.0% of these amounts, representing our share of earnings from the joint venture, were offset by our equity in earnings from this joint venture.

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

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)

Management fees (1)	$—	$—	$852
Payroll and other operating costs	—	—	700
Leasing costs (1)	—	—	36

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

13. Related Party Transactions (continued)
See the discussion under Note 11 — Investments in Unconsolidated Joint Ventures of our purchase of a membership interest in the unconsolidated entity that owns ESH.
In January 2008, PGRT ESH was informed that BHAC was indefinitely suspending distributions on the membership units held by PGRT ESH. Since that time, the debt service and fees on the Citicorp Loan, which is non-recourse to PGRT ESH, was funded with the proceeds of a $49.9 million capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.
14. Fair Values of Financial Instruments
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Additionally, the Company, from time to time, may be required to record other assets at fair value on a nonrecurring basis.
Fair Value Hierarchy
As required under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.
The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value.
Cash and Cash Equivalents and Restricted Cash Escrows, Receivables and Payables
The carrying amount of cash and cash equivalents, restricted cash escrows, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. We believe all of these to be Level 1 Valuations.

14. Fair Values of Financial Instruments (continued)
We maintain our cash and cash equivalents and restricted cash escrows at various financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe that the risk is not significant.
Mortgage and Notes Payable
The carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon index rates, market spreads and incremental borrowing rates for similar types of borrowing arrangements. Similar debt instruments are traded in active markets so we classify our mortgage and notes payable to be Level 2 Valuation.
15. Commitments and Contingencies
Legal. On December 22, 2005, we terminated a purchase and sale agreement with the Purchaser under contract to purchase our membership interest in Plumcor/Thistle JV because the Purchaser had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. The Purchaser subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, the Purchaser filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. The Purchaser is requesting the Court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. We have currently filed a motion for summary judgment in the case and we are waiting for a ruling on this motion from the Court. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
During 2006, the Internal Revenue Service (the “IRS”) began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We currently anticipate the remaining examinations to be concluded and settled in the next several months. As a result of its examination of the income tax return for 180 N. LaSalle, LLC for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of short-term capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a real estate mortgage investment conduit (“REMIC”). We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct.
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

15. Commitments and Contingencies (contingencies)
In addition, and as discussed in Note 19 — Subsequent Events, in connection with the purchase and sale agreement that 180 LLC entered into (and later terminated because of the failure of the purchaser to timely close) for the proposed sale of our 180 N. LaSalle property, on February 13, 2009, the purchaser under the agreement, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. We believe that this lawsuit is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center, and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At December 31, 2008, this escrow had a balance of $0.9 million.
In November 2001, at the request of the Department of the Army of the United States of America (the “DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, and (ii) the TCE contamination is a

15. Commitments and Contingencies (continued)
regional problem that is not confined to the Atrium. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated aquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset of $8.7 million and a liability of $7.8 million related to asbestos abatement as of December 31, 2008.
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $4.5 million as of December 31, 2007. During 2008, this obligation was increased as follows: (i) $5.7 million for abatement work to be performed on floors 2-13 as part of the Hotel sale (See Note 16 — Property Acquisitions, Placed in Service and Dispositions); (ii) $6.5 million due to the increased probability of abatement on the remaining floors as lease termination moved closer; and (iii) $0.5 million in accretion of the liability. This was partially offset by payments of $9.4 million.
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
In connection with the Continental Transaction, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released the Operating Partnership from all of its obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. This payment was recorded as loss on tax indemnification in our 2006 consolidated financial statements. The Operating Partnership also transferred its interest in the Junior Loan encumbering Continental Towers to our wholly-owned subsidiary, PGRT Equity. In addition, the fee title ownership of Continental Towers was modified so that the property was owned as tenants in common by (i) Continental Towers, L.L.C. (“64.0% Owner”), as a co-owner having an undivided 64.0% interest in the property, and (ii) Continental Towers I, L.P. (“36.0% Owner”), as a co-owner having an undivided 36.0% interest in the property. Mr. Heise owned a 96.7% limited partnership interest in the 36.0% Owner. The remaining ownership interests in 36.0% Owner and all of the ownership interests in 64.0% Owner were owned by affiliates of Mr. Yochanan Danziger (the “CT Entities”).
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation. As a requirement under one of the subleases for 27,826 square feet, we escrowed a total of $1.1 million with the owner of One North Wacker Drive as security for the payment of the difference between the rental amount payable under the Citadel lease and this sublease. This escrow is being returned to us pro-rata over the life of this sublease, of which $0.7 million has been received through December 31, 2008. The Citadel Reimbursement Obligation includes an estimated remaining nominal gross rental obligation of $35.1 million over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at December 31, 2008 and 2007 includes $3.2 million and $3.5 million, respectively, related to the Citadel Reimbursement Obligation, which is our estimate of the remaining gross rental obligation less estimated future sublease recoveries.
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
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of December 31, 2008, this lease has a remaining estimated gross rental obligation of approximately $0.1 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.1 million and $0.4 million in liabilities for leases assumed at December 31, 2008 and 2007, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

16. Property Acquisitions, Placed in Service and Dispositions
The following properties were acquired, placed in service or sold in 2008, 2007 and 2006. The results of their operations are included or excluded in our consolidated statements of operations from their respective transaction dates.

			Month
Property	Location	Sales Price	Sold
	(dollars in thousands)
2008 Sales
Office:
The United Building (1)	Chicago, IL	$50,000	January
330 N. Wabash Avenue (2)	Chicago, IL	$46,000	March
1051 N. Kirk Road (3)	Batavia, IL	$4,080	May

2007 Sales
Office:
Narco River Business Center (4)	Calumet City, IL	$7,400	May

2006 Sales
Office:
Citadel Center (5)	Chicago, IL	$560,000	November

Land:
Libertyville (6)	Libertyville, IL	$2,400	April

(1)
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

(2)
On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. We recognized a book gain on the sale of approximately $9.8 million.

(3)
On May 2, 2008, we closed on the sale of this property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.

(4)
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sales price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.

(5)
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

16. Property Acquisitions, Placed in Service and Dispositions (continued)

At the closing, the Operating Partnership indemnified the purchaser against any costs or expenses in connection with the Citadel Reimbursement Obligation, as described in Note 15 — Commitments and Contingencies — Lease Liabilities. At the closing, the Operating Partnership received its annual distribution of income from the joint venture of $4.2 million. The Operating Partnership share of the net proceeds from the sale was $92.4 million, and the Operating Partnership used approximately $57.1 million of the net proceeds to pay down corporate level debt. The Operating Partnership recorded a gain of approximately $18.8 million from the transaction (included in gain on sales of real estate and joint venture interests).

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

(6)	We sold this property for a sales price of $2.4 million. This property was unencumbered. A gain of $0.6 million was recorded as gain on sales of real estate.

17. Interim Financial Information (unaudited)
The following is our consolidated quarterly summary of operations for 2008:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$64,840	$15,146	$15,967	$16,457	$17,270
Total expenses	65,633	16,657	15,333	16,159	17,484

Operating (loss) income	(793)	(1,511)	634	298	(214)
Loss from investments in unconsolidated joint ventures	(60,343)	1	1	9	(60,354)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	—	(5,633)	—
Interest and other income (expense)	1,271	651	(508)	257	871
Interest:
Expense	(30,085)	(7,889)	(6,938)	(6,856)	(8,402)
Amortization of deferred financing costs	(2,244)	(835)	(829)	(341)	(239)
Gain on sales of real estate and joint venture interests	39,194	—	—	—	39,194
Recovery of distributions and losses to minority partners in excess of basis	14,222	—	—	—	14,222
Distributions and losses to minority partners in excess of basis	(20,293)	(6,978)	(5,853)	(7,462)	—

Loss from continuing operations before minority interests	(64,704)	(16,561)	(13,493)	(19,728)	(14,922)
Minority interests	(8,660)	8,437	7,269	6,670	(31,036)

Loss from continuing operations	(73,364)	(8,124)	(6,224)	(13,058)	(45,958)
Discontinued operations, net of minority interests in the amount of $(1,457) in the fourth quarter, $(1,418) in the third quarter, $(369) in the second quarter and $135 in the first quarter	28	13	13	2	—

Net loss	(73,336)	(8,111)	(6,211)	(13,056)	(45,958)
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net loss available to common shareholders	$(82,336)	$(10,361)	$(8,461)	$(15,306)	$(48,208)

Basic and diluted earnings available to common shares per weighted average common share
Loss from continuing operations after minority interests and allocation to preferred shareholders	$(348.29)	$(43.87)	$(35.83)	$(64.73)	$(203.86)
Discontinued operations, net of minority interests	0.12	0.06	0.05	0.01	—

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(348.17)	$(43.81)	$(35.78)	$(64.72)	$(203.86)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

Dividends paid per common share	$0.67353	$—	$—	$0.561275	$0.112255

17. Interim Financial Information (unaudited)
The following is our consolidated quarterly summary of operations for 2007:

	Year ended December 31
		Fourth	Third	Second	First
	Total	Quarter(1)	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$73,174	$16,137	$16,965	$20,623	$19,449
Total expenses	73,874	17,113	16,110	21,715	18,936

Operating (loss) income	(700)	(976)	855	(1,092)	513
Loss from investments in unconsolidated joint ventures	(49,687)	(48,274)	(665)	(224)	(524)
Interest and other income (expense)	2,764	729	804	947	284
Interest:
Expense	(33,088)	(9,380)	(9,887)	(6,880)	(6,941)
Amortization of deferred financing costs	(907)	(228)	(229)	(230)	(220)
Distributions and losses to minority partners in excess of basis	(14,222)	(10,172)	(4,050)	—	—

Loss from continuing operations before minority interests	(95,840)	(68,301)	(13,172)	(7,479)	(6,888)
Minority interests	36,805	9,906	8,198	9,644	9,057

(Loss) income from continuing operations	(59,035)	(58,395)	(4,974)	2,165	2,169
Discontinued operations, net of minority interests in the amount of $241 in the fourth quarter, $8 in the third quarter, $(1,715) in the second quarter and $(437) in the first quarter	17	(2)	—	15	4

Net (loss) income	(59,018)	(58,397)	(4,974)	2,180	2,173
Net income allocated to preferred shareholders	(9,000)	(2,250)	(2,250)	(2,250)	(2,250)

Net loss available to common shareholders	$(68,018)	$(60,647)	$(7,224)	$(70)	$(77)

Basic and diluted earnings available to common shares per weighted average common share Loss from continuing operations after minority interests and allocation to preferred shareholders	$(287.69)	$(256.44)	$(30.55)	$(0.36)	$(0.34)
Discontinued operations, net of minority interests	0.07	(0.01)	—	0.06	0.02

Net loss available per weighted-average common share of beneficial interest — basic and diluted	$(287.62)	$(256.45)	$(30.55)	$(0.30)	$(0.32)

Weighted average common shares — basic and diluted	236,483	236,483	236,483	236,483	236,483

17. Interim Financial Information (unaudited) (continued)

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
19. Subsequent Events
Dividends. On January 7, 2009 our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009.
180 N. LaSalle Street Sale. As previously disclosed in Current Reports on Form 8-K filed on September 9, 2008, October 21, 2008, November 25, 2008 and December 10, 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. and an affiliate (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company (“Seller”) that owns the Property.

19. Subsequent Events (continued)
Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from the Seller on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, the Seller sent a letter to the Purchaser stating that the Purchaser is in default under the Agreement and that the Seller is terminating the Agreement. Because the Purchaser failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, the Seller believes it is entitled to retain as liquidated damages the $6.0 million of earnest money that the Purchaser previously deposited with the Seller. On February 13, 2009, the Purchaser filed a lawsuit against the Seller seeking to rescind the Agreement and obtain the return of the earnest money because the Purchaser claims it was impossible for it to obtain financing for the acquisition due to the current economic conditions. We believe the Purchaser’s lawsuit is without merit and anticipate that we will prevail in the litigation. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse effect on our consolidated financial condition or results of operations.

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2008
(dollars in thousands)

						Gross Amount Carried at
				Cost Capitalized		Close of Period			Accumulated
	Encumbrances(1)	Initial Cost(2)		Subsequent to Acquisition		12/31/08			Depreciation
			Buildings		Buildings		Building		at	Date of
	December 31		and		and		and		December 31	Original
	2008	Land	Improvements	Land	Improvements	Land	Improvements	Total	2008 (3)	Acquisition

280 Shuman Blvd.	$—	$2,092	$3,642	$12	$606	$2,104	$4,248	$6,352	$867	Nov. 1997
Continental Towers	115,000	12,166	122,980	363	5,668	12,529	128,648	141,177	17,960	Dec. 1997
4343 Commerce Court	11,392	2,370	13,572	(8)	1,512	2,362	15,084	17,446	2,338	Nov. 1997
800-810 Jorie Blvd.	22,467	6,265	20,187	(423)	(827)	5,842	19,360	25,202	3,393	Aug. 1999
330 N. Wabash Avenue	138,000	45,582	126,397	(8,012)	15,900	37,570	142,297	179,867	19,603	Dec. 1999
Brush Hill Office Court	7,819	3,456	10,295	(24)	956	3,432	11,251	14,683	1,880	Dec. 1999
Enterprise Center II	5,775	1,659	5,272	(6)	888	1,653	6,160	7,813	784	Jan. 2000
7100 Madison Avenue	3,746	1,268	3,663	(2)	(26)	1,266	3,637	4,903	490	Apr. 2000
Other Corporate Assets	81,500	—	464	—	61	—	525	525	475

Total	$385,699	$74,858	$306,472	$(8,100)	$24,738	$66,758	$331,210	$397,968	$47,790

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
AS OF DECEMBER 31, 2008
(1)	See Note 4 — Mortgage Notes Payable for a description of our mortgage notes payable.
(2)	As a result of the Acquisition, we were required to revalue our balance sheet to reflect the fair market value of each of our assets and liabilities in accordance with SFAS No. 141.
(3)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Buildings	40 years weighted average composite life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years
The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $477.0 million as of December 31, 2008. The net tax basis of our investment in unconsolidated real estate joint ventures for federal income tax purposes was $115.9 million at December 31, 2008.
The following table reconciles our historical cost for the years ended December 31, 2008, 2007, and 2006:

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)

Balance, beginning of period	$422,820	$410,025	$471,892
Additions	9,900	21,602	14,010
Disposals	(37,300)	(4,999)	—
Property held for sale	2,548	(3,808)	(75,877)

Balance, close of period	$397,968	$422,820	$410,025

The following table reconciles the accumulated depreciation for the years ended December 31, 2008, 2007, and 2006:

	Year ended December 31
	2008	2007	2006
	(dollars in thousands)
Balance at beginning of period	$41,655	$31,366	$11,142
Depreciation and amortization	12,671	21,678	20,419
Disposals	(14,862)	(368)	—
Property held for sale	8,326	(11,021)	(195)

Balance, close of period	$47,790	$41,655	$31,366

Consolidated Financial Statements

BHAC Capital IV LLC
As of December 31, 2008 and 2007 (Restated) and for the
Year Ended December 31, 2008 and for the Period From
Acquisition (June 11, 2007) to December 31, 2007 (Restated)
With Report of Independent Auditors

BHAC Capital IV LLC
Consolidated Financial Statements
As of December 31, 2008 and 2007 (Restated) and for the
Year Ended December 31, 2008 and for the Period From Acquisition (June 11, 2007)
to December 31, 2007 (Restated)

Report of Independent Registered Public Accounting Firm
The Board of Directors
BHAC Capital IV LLC
We have audited the accompanying consolidated balance sheets of BHAC Capital IV LLC (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for the year ended December 31, 2008 and for the period from Acquisition (June 11, 2007) to December 31, 2007. Our audit also included the financial statement schedule listed in the Index at F-49. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations, changes in members’ equity (deficit), and cash flows for the year ended December 31, 2008 and for the period from Acquisition (June 11, 2007) to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s recurring losses from operations, net working capital deficiency, members’ deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Additionally, the Company may not be in compliance with certain covenants of loan agreements with banks. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements referred to above do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
As discussed in Note 1a to the consolidated financial statements, the 2007 consolidated financial statements have been restated to correct the accounting for goodwill and amounts due from affiliate.

/s/ Ernst & Young LLP
Greenville, South Carolina
March 27, 2009

BHAC Capital IV LLC
Consolidated Balance Sheets

	December 31
		2007
		(As Restated –
	2008	See Note 1a)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$19,401	$10,574
Accounts receivable, net of allowance for doubtful accounts of $589 and $896 at December 31, 2008 and 2007, respectively	15,612	19,315
Restricted cash	66,100	88,898
Other current assets	23,382	19,103
Receivable from affiliated party (mortgage and mezzanine obligation), net of allowance of $657,117 at December 31, 2008	818,013	—
Due from affiliates	—	34,252

Total current assets	942,508	172,142

Property and equipment, net of accumulated depreciation of $468,789 and $171,151 at December 31, 2008 and 2007, respectively	5,406,059	5,683,185
Land available for sale	2,000	2,000
Deferred financing costs, net of accumulated amortization of $46,560 and $16,625 at December 31, 2008 and 2007, respectively	28,601	58,255
Trademarks	34,291	43,000
Intangible assets, net of accumulated amortization of $10,052 and $13,416 at December 31, 2008 and 2007, respectively	14,396	117,556
Goodwill	—	283,947
Receivable from affiliated party (mortgage and mezzanine obligation)	—	1,476,656
Other assets	2,851	2,239

Total assets	$6,430,706	$7,838,980

See accompanying notes.

BHAC Capital IV LLC
Consolidated Balance Sheets

	December 31
		2007
		(As Restated –
	2008	See Note 1a)
	(In Thousands)
Liabilities and members’ (deficit) equity
Current liabilities
Accounts payable and other accrued expenses	$37,563	$41,817
Accrued real estate taxes	19,827	16,887
Accrued payroll and payroll related expenses	20,198	29,776
Accrued interest payable	16,691	25,162
Construction and retainage payables	618	1,739
Mortgages payable	4,108,349	—
Mezzanine loans	3,295,456	—
Subordinated notes, net of discount of $881 and $347 at December 31, 2008 and 2007, respectively	7,268	30,553
Due to affiliates	4,670	—

Total current liabilities	7,510,640	145,934

Mortgage payable	—	4,100,000
Mezzanine loans	—	3,295,456
Subordinated notes, net of discount of $1,158 at December 31, 2007	—	6,991
Capital lease obligation	131	131
Other liabilities	793	485

Total liabilities	7,511,564	7,548,997

Commitments and contingencies

Minority interest in HVM L.L.C.	—	1,280
Minority interest in Extended Stay Inc.	109	117

Total minority interests	109	1,397

Members’ (deficit) equity	(1,080,967)	288,586

Total liabilities and members’ (deficit) equity	$6,430,706	$7,838,980

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statements of Operations

		Period From
		Acquisition
		(June 11, 2007)
		to December 31,
	Year Ended	2007
	December 31,	(As Restated –
	2008	See Note 1a)
	(In Thousands)
Revenues
Room revenues	$782,566	$474,016
Other property revenues	11,829	7,008
Management, administrative services, and G&A reimbursement fee income — affiliated party	24,259	10,666
Reimbursement of payroll from managed properties — affiliated party	41,828	23,674

Total revenues	860,482	515,364

Operating expenses
Property operating expenses	357,803	202,758
Corporate operating expenses	82,830	33,145
Managed properties payroll and payroll related expense	41,828	23,674
Depreciation and amortization	313,589	184,560
Loss on disposition of property and equipment	1,438	—
Allowance for receivable from affiliated party	657,117	—
Impairment of property and equipment	16,184	—
Impairment of trademarks	8,709	—
Impairment of intangible assets	96,083	—
Impairment of goodwill	283,947	—

Total operating expenses	1,859,528	444,137

Other income	353	484

(Loss) income from operations	(998,693)	71,711

Interest expense	(461,648)	(318,036)
Loss on interest rate caps	(64)	(2,900)
Interest income	1,828	1,279
Interest income from affiliate	85,340	59,328

Loss from operations before minority interests	(1,373,237)	(188,618)

Minority interest in income of HVM L.L.C.	(2,547)	(1,356)

Net loss	(1,375,784)	(189,974)
Preferred distributions	(21,350)	(19,257)

Net loss after preferred distributions	$(1,397,134)	$(209,231)

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statements of Changes in Members’ Equity (Deficit)
For the Year Ended December 31, 2008 and for the Period From
Acquisition (June 11, 2007) to December 31, 2007 (As Restated – See Note 1a)

		Accumulated	Total
	Members’	Deficit and	Members’
	Capital	Distributions	Equity (Deficit)
	(In Thousands)

Contribution of capital June 11, 2007	$497,817	$—	$497,817
Preferred distributions	—	(19,257)	(19,257)
Net loss	—	(189,974)	(189,974)

Balance at December 31, 2007	497,817	(209,231)	288,586
Contribution of capital	27,581	—	27,581
Preferred distributions	—	(21,350)	(21,350)
Net loss	—	(1,375,784)	(1,375,784)

Balance at December 31, 2008	$525,398	$(1,606,365)	$(1,080,967)

See accompanying notes.

BHAC Capital IV LLC
Consolidated Statements of Cash Flows

		Period From
		Acquisition
		(June 11, 2007)
		to December 31,
	Year Ended	2007
	December 31,	(As Restated –
	2008	See Note 1a)
	(In Thousands)
Operating activities
Net loss	$(1,375,784)	$(189,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	313,589	184,560
Allowance for receivable from affiliate	657,117	—
Impairment of property and equipment	16,184	—
Impairment of trademarks	8,709	—
Impairment of intangible assets	96,083	—
Impairment of goodwill	283,947	—
Amortization of deferred financing costs	29,935	16,625
Accretion of discount on subordinated notes	624	1,078
Loss on interest rate caps	64	2,900
Loss on disposals of property and equipment	1,438	—
Minority interest in income of HVM L.L.C.	2,547	1,356
Change in assets and liabilities:
Accounts receivable, net of change in allowance	3,703	1,669
Other current assets	30,413	(9,202)
Accrued real estate taxes	2,940	(3,184)
Accounts payable and other accrued expenses	(4,023)	(86)
Accrued payroll and payroll related expenses	(9,578)	(7,560)
Accrued interest payable	(6,945)	17,910
Other current liabilities	4,670	—

Net cash provided by operating activities	55,633	16,092

Investing activities
Business combination purchase acquisition, net of cash acquired	—	(6,056,561)
Building improvements and purchase of furniture, fixtures, and equipment	(48,052)	(25,895)
Decrease (increase) in restricted cash	22,798	(88,898)
Change in other noncurrent assets	(676)	133

Net cash used in investing activities	(25,930)	(6,171,221)

BHAC Capital IV LLC
Consolidated Statements of Cash Flows (continued)

		Period From
		Acquisition
		(June 11, 2007)
		to December 31,
	Year Ended	2007
	December 31,	(As Restated –
	2008	See Note 1a)
	(In Thousands)
Financing activities
Proceeds from mortgage payable	$8,500	$3,284,030
Proceeds from mezzanine loans	—	2,644,149
Purchase of interest rate caps	—	(2,963)
Principal payments on mortgage payable	(151)	—
Repayment of subordinated note	(30,900)	—
Financing costs	(281)	(74,880)
Repayment of mezzanine loans	—	(4,544)
Issuance of series units	—	339,252
Minority interest distributions — Extended Stay Inc.	(8)	(8)
Distributions and redemptions — HVM L.L.C.	(4,267)	(76)
Contribution of capital	27,581	—
Distributions	(21,350)	(19,257)

Net cash (used in) provided by financing activities	(20,876)	6,165,703

Net increase in cash and cash equivalents	8,827	10,574
Cash and cash equivalents at beginning of period	10,574	—

Cash and cash equivalents at end of period	$19,401	$10,574

Supplemental cash flow information
Cash payments for interest	$438,027	$233,094

Income tax payments, net of refunds	$3,193	$103

Supplemental noncash disclosures
Increase in mortgage payable	$—	$815,970

Increase in mezzanine loan	$—	$655,851

(Decrease) increase in accrued interest payable	$(1,526)	$4,835

Increase in receivable from affiliated party	$—	$1,476,656

Contribution of Series B equity interests	$—	$158,565

See accompanying notes.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
As of December 31, 2008 and 2007 and for the Year Ended December 31, 2008 and for the
Period from Acquisition (June 11, 2007) to December 31, 2007 (As Restated – See Note 1a)
1. Business and Organization
General — BHAC Capital IV LLC (the Company or BHAC specifically as the parent entity within these consolidated financial statements), a Delaware limited liability company, was acquired June 11, 2007 as part of an acquisition of an affiliated group of existing hotel owner/operator companies. Upon consummation of the purchase acquisition on June 11, 2007, BHAC was owned by Prime Group Realty Trust (PGRT), Homestead Village, L.L.C. (HSD), and certain other investors. PGRT and HSD are affiliates of The Lightstone Group, a closely held real estate investment company majority-owned by David Lichtenstein.
The Company, through wholly-owned and majority-owned subsidiaries, owns and operates moderately priced, extended-stay lodging properties. The hotels are operated under the brand names “Extended Stay Deluxe,” “Extended Stay America,” “Studio Plus,” and “Crossland” in selected markets throughout the United States and Canada. The Company’s extended-stay lodging rooms are designed to appeal primarily to the corporate business traveler on temporary assignment, undergoing relocation or in training, and are located in infill locations proximate to major business centers and convenient to services desired by its customers. As of December 31, 2008 and 2007, the Company had 549 hotel properties in operation in 43 U.S. states consisting of approximately 59,000 rooms and three hotels in operation in Canada consisting of 500 rooms.
Organization — BHAC owns all of the outstanding common stock of Extended Stay Inc. (ESI), a real estate investment trust (REIT) which through its qualified REIT subsidiaries owns 552 hotels and an office building. ESI leases the hotel properties to its indirect wholly-owned subsidiaries organized as taxable REIT subsidiaries (TRSs) which operate the hotels.
HSD owns/leases and operates 132 similar extended-stay hotels. HSD is a wholly-owned subsidiary of DL-DW Holdings, L.L.C. (DLDW), an investee of an affiliate of The Lightstone Group and David Lichtenstein.
Each of the TRS hotel operating subsidiaries has contracted with HVM, L.L.C. (HVM), a separate, independently-owned affiliated hotel management, and administrative services company, to manage the hotels and to provide certain other administrative services to the hotel ownership companies and holding companies. HVM provides the same services for the management of the hotels of HSD.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
1. Business and Organization (continued)
Basis of Presentation — The accompanying consolidated financial statements include the accounts of BHAC, its subsidiary, ESI, and HVM. The statements are prepared in conformity with U.S. generally accepted accounting principles (US GAAP). Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements and other prior year amounts have been restated (See Note 1a).
The Company’s consolidated financial statements include HVM as required under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 revised (FIN 46(R)). HVM is managed by HVM Manager L.L.C., an affiliate of The Lightstone Group.
The consolidated results of operations are for the year ended December 31, 2008 and for the period from the date of acquisition, June 11, 2007, to December 31, 2007 (the 2007 Period).
Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital and an accumulated deficit. The Company will have the majority of its debt mature in June 2009, and although the Company has an option to extend the maturing debt if the Company is not otherwise in default, the extension of the debt will require principal amortization payments in addition to interest payments. Such debt service obligations, combined with the downturn in revenues in the present economic conditions, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In late 2008 and subsequent to year end the Company has and continues to experience liquidity issues. Cash receipts have decreased and in certain periods have not and may not provide for all of the Company’s expenditures and debt service. The Company has reduced costs where possible, and continues to seek all revenue opportunities, however such measures in and of themselves are not projected to provide enough increased cash flow to offset the revenue downfall under present economic conditions to the extent necessary to meet the Company’s cash needs. The Company also forecasts it will be unable to meet the increased debt service obligations which begin in June 2009 if the debt is extended.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
1. Business and Organization (continued)
As a result of these factors, the Company has entered into discussions with debt holders to seek a restructuring of the debt and equity of the Company. The key goals of such restructuring are a substantial reduction in the debt level of the Company, a lengthened debt maturity, and substantially reduced debt service requirements. While the Company will seek majority agreement to a plan of restructuring, there is as of yet no commitment that such a plan will be agreed to by a majority of debt holders, and the Company may seek alternative means of effecting a restructuring, including filing of bankruptcy. No assurance of the outcome of the Company’s effort to restructure its debt and equity can be given. If restructuring efforts are unsuccessful, it could create a material adverse effect on the future operating prospects of the Company.
Acquisition — On June 11, 2007, DLDW and other investors acquired all of the limited liability company interests of HSD and BHAC. The acquisition was accounted for as a business combination using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the date of acquisition. The purchase price allocation was based on preliminary estimates and was adjusted in 2008 based on the finalization of certain amounts recorded in connection with the purchase. The total purchase price for the acquisition was $6.436 billion, which exceeded the fair value of assets acquired, resulting in BHAC’s recording of goodwill of $283.9 million. The purchase price includes the assumption of working capital liabilities of $104.1 million and assumption of subordinated debentures of $36.5 million. The purchase price (as restated) was allocated as follows (in thousands):

Cash	$43,518
Other assets	51,013
Due from affiliates	55,882
Property and equipment	5,826,163
Land available for sale	2,000
Trademarks	43,000
Intangible assets subject to amortization	130,972
Goodwill	283,947

Total allocated purchase price	$6,436,495

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
1. Business and Organization (continued)
The fair value of the tangible assets of acquired properties was based on appraisals and management’s determination of the relative fair values of these assets. Determination of the fair value of the identified intangible assets and liabilities of acquired properties, and the below market ground leases, are based on present value calculations. The fair value of the leases acquired was calculated using an interest rate reflecting risks that reflect the difference between amounts to be paid under the leases and management’s estimate of the fair market lease rates over a period equal to the lease term, not exceeding the remaining useful life of the related building assets.
Intangible assets of trademarks, corporate customer relationships, advance booking backlog, and customer email database were valued in accordance with SFAS No. 141.
1a. Restatement
Subsequent to the issuance of the consolidated financial statements as of December 31, 2007 and for the period from acquisition (June 11, 2007) to December 31, 2007, the Company determined that a restatement was required in connection with certain amounts due from HSD and goodwill.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
1a. Restatement (continued)
In those consolidated financial statements, amounts due from affiliate and goodwill were presented without considering the impact of a lease extension that was executed in connection with the purchase of HSD. As a result, amounts due from affiliate and goodwill were presented as if the lease expired in 2015. However, upon consideration of the lease extension through 2030, HSD re-evaluated the lease and its impact upon the purchase price allocated to assets purchased and liabilities assumed in accordance with SFAS No. 141. Consequently, applicable amounts recorded in the 2007 consolidated balance sheet were restated as noted in the following table:
Restatement Adjustments of Consolidated Balance Sheet (in thousands):

	2007 (As
	Previously	Restatement	2007 (As
	Reported)	Adjustments	Restated)

Due from affiliates	$71,286	$(37,034)	$34,252

Goodwill	$246,913	$37,034	$283,947

2. Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
The Company considers all cash on hand, demand deposits with financial institutions, credit card receivables, and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has deposits in excess of $250,000 with a single financial institution which are not insured by the Federal Deposit Insurance Corporation.
Accounts Receivable and Allowance for Doubtful Accounts
A provision for doubtful accounts is made when collection of receivables is considered doubtful. Accounts receivable at December 31, 2008 and 2007 are stated net of an allowance for doubtful accounts of approximately $589,000 and $896,000, respectively. Write-offs of uncollectible accounts, net of recoveries, were approximately $1,066,000 and $727,000 for the year ended December 31, 2008 and for the 2007 Period, respectively.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
Restricted Cash
Restricted cash classified as current assets consists of cash (approximately $41.4 million and $59.3 million at December 31, 2008 and 2007, respectively) held in escrow or a cash management account for the payment of ground leases, taxes and insurance, loan service agent fees, debt service, replacement reserves, management fees, preferred return and required repairs, all as required by the mortgage and mezzanine loans and cash management agreements. Restricted cash also includes funds required to be deposited to such cash management account or in transit (approximately $6.0 million and $9.6 million at December 31, 2008 and 2007, respectively). Additionally, restricted cash includes a reserve fund for the preferred return holders of the Company’s A-1 Series Units (approximately $18.7 million and $20.0 million at December 31, 2008 and 2007, respectively, see Note 5).
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
The Company utilizes general contractors for the construction or major renovation of its properties. Pursuant to the terms of the Company’s contractual agreements with the general contractors, amounts are retained from payments made to them until such time as the terms of the agreement have been satisfactorily completed. Retained amounts of zero and approximately $992,000 are included in construction and retainage payables on the consolidated balance sheet as of December 31, 2008 and 2007, respectively.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
Land available for sale, comprised of land parcels not currently used in hotel operations or hotel development, is stated at acquisition cost on the consolidated balance sheet. These parcels are not currently being marketed.
In the event that facts or changes in circumstances indicate that the carrying amount of a property may be impaired, an evaluation is prepared in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). In such an event, a comparison is made of the current and projected operating cash flows of each property into the foreseeable future on an undiscounted basis to the carrying amount of such property. In the event that the sum of the undiscounted cash flows is less than the carrying value of the property, the property would be adjusted to its estimated fair value. Impairment charges of $16.2 million and zero were recorded in the year ended December 31, 2008 and for the 2007 Period, respectively. See Note 3.
Trademarks, Other Intangible Assets and Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), the Company classifies intangible assets into three categories: (1) intangible assets with indefinite lives not subject to amortization, (2) intangible assets with definite lives subject to amortization, and (3) goodwill.
Intangible assets with indefinite lives consist of trademarks recorded at their estimated fair value at the date of the acquisition. Impairment charges of $8.7 million and zero were recorded in the year ended December 31, 2008 and for the 2007 Period, respectively. See Note 4.
In accordance with SFAS No. 144, intangible assets with definite lives, consisting of advance bookings backlog, corporate customer relationships, customer email database, and beneficial ground leases, are tested for impairment if conditions exist that indicate the carrying value may not be recoverable. Impairment charges are recorded when the carrying value of the definite lived intangible assets is not recoverable by the cash flows generated from the use of the asset. Impairment charges of $96.1 million and zero were recorded in the year ended December 31, 2008 and for the 2007 Period, respectively. See Note 4.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
The below-market lease values are amortized as an adjustment to rental expense over the remaining lease term. Amortization expense associated with below-market leases was approximately $39,000 and $22,000 for the year ended December 31, 2008 and for the 2007 Period, respectively. Amortization expense is expected to be approximately $39,000 per year for each of the years ending December 31, 2009 — 2013.
Definite lived assets are amortized over a useful life of the expected period to be benefited.
Goodwill is recorded at the property-owning entity level and is not amortized for US GAAP. Goodwill is tested for impairment at least annually. Impairment charges of $283.9 million and zero were recorded in the year ended December 31, 2008 and for the 2007 Period, respectively. See Note 4.
Deferred Financing Costs
Deferred financing costs consist of certain costs incurred in obtaining the mezzanine and mortgage loans payable and are being amortized over the respective terms of the related components of the financings, ranging from two to five years, excluding extension provisions, using the straight-line method which approximates the effective interest method. Deferred financing cost amortization was approximately $29,935,000 and $16,625,000 for the year ended December 31, 2008 and for the 2007 Period, respectively.
Supplies
Supplies of approximately $9,809,000 at December 31, 2008 and 2007, included in other current assets, consist of linens, room supplies and hotel supplies that are periodically replenished as they are consumed and are recorded at the lower of average cost or fair value. Replenishments are charged to property operating expenses in the consolidated statements of operations.
Revenue Recognition
Room revenue and other income are recognized when earned as stays occur, using the accrual method of accounting. Amounts paid in advance are deferred until earned. Other revenue primarily consists of revenue derived from telephone, vending, guest laundry and other miscellaneous fees or services. Sales tax collected from customers is not included in revenues.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
Advertising Costs
Advertising costs are expensed as incurred and are classified in corporate operating expenses on the consolidated statements of operations. Advertising costs were approximately $10,700,000 and $3,490,000 for the year ended December 31, 2008 and for the 2007 Period, respectively.
Operating Leases
Operating ground leases provide periods of escalating rent. Rental expense is recognized on a straight-line basis over the life of the related leases.
Fair Value of Financial Instruments
The fair value of all financial instruments reflected in the consolidated balance sheets is evaluated periodically based upon an interpretation of available market information and valuation methodologies that are considered appropriate for the individual instruments. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.
Cash and cash equivalents, restricted cash, accounts receivable and accounts payable are carried at cost, which approximates fair value based on their short-term, highly liquid nature. The fair value of the Company’s mortgages payable, mezzanine loans and subordinated notes is evaluated and disclosed in Note 12. Their fair value has been estimated using loan to values based on current market conditions for comparable financial instruments. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
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

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
The Company did not designate the derivatives as hedges and, accordingly, accounted for the interest rate caps at fair value on the consolidated balance sheets, with adjustments to fair value recorded in the consolidated statements of operations.
Insurance Reserves
The Company has various high-deductible insurance programs which require estimates in determining the ultimate liability for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical and projected claims and medical cost trends. At December 31, 2008 and 2007, approximately $15,120,000 and $20,208,000 of reserves for such programs are included in the consolidated balance sheets in accrued payroll and related expenses and in accounts payable and other accrued expenses, of which approximately $10,535,000 and $14,239,000 are related to HVM’s obligations for workers’ compensation and health insurance programs and approximately $4,585,000 and $5,969,000 are related to the Company’s property damage and general liability programs. For plan year beginning October 1, 2007, the Company modified its high-deductible program for worker’s compensation from a high-deductible insurance program to a premium-only based program.
Variable Interest Entity
FIN 46(R) requires that, if an entity is deemed to be the primary beneficiary in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.
ESI holds a significant variable interest in its management company, HVM (see Note 8). HVM is consolidated with ESI as ESI represents approximately 70% of the business conducted by HVM and is the primary beneficiary of HVM. ESI’s maximum exposure to loss as a result of its involvement with HVM is related to the need to secure alternative management services and systems support if HVM were ever unable to fulfill its management agreement with ESI. Since ESI has no equity interest in HVM, the entire results of operations and members’ capital are reported as minority interest in HVM.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
HVM is a company that provides hotel and administrative management services, including supervision, direction and control of the operations, management and promotion of the properties, in a manner associated with extended-stay hotels of similar size, type or usage in similar locations. HVM has total assets of approximately $33 million and $46 million at December 31, 2008 and 2007, respectively, and revenues of approximately $269 million and $143 million for the year ended December 31, 2008 and for the 2007 Period, respectively.
Income Taxes
BHAC, as well as HVM, are limited liability companies which are not subject to federal income taxes; accordingly, federal income taxes have not been recorded in the accompanying consolidated financial statements. For federal income tax purposes, the operating results of BHAC and HVM are reportable by each limited liability company’s members. The Company is subject to state and local taxes in certain jurisdictions.
ESI is generally not subject to federal corporate income tax on its separately filed federal tax return as long as ESI complies with various requirements to maintain REIT status. ESI, however, is subject to state and local taxes in certain jurisdictions. The TRSs are subject to federal and state income taxes on their separate tax returns.
Recently Issued Accounting Standards
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have any impact on the Company’s consolidated financial statements.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As this statement relates only to disclosure requirements, we do not expect it to have an impact on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, de-recognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 for its fiscal year beginning January 1, 2009. The Company is currently reviewing the provisions of FIN 48 to determine the impact on its consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative, as well as to clarify that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued or subject to a new basis occurring after January 1, 2007. Adopting this standard did not have an impact on the Company’s consolidated financial statements.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
2. Summary of Significant Accounting Policies (continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. SFAS No. 157 was effective for the fiscal year ended December 31, 2008. Adopting this standard did not have an impact on the Company’s consolidated financial statements (see Note 13 for disclosures regarding SFAS No. 157).
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the fiscal year ended December 31, 2008. Adopting this standard did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently reviewing the provisions of SFAS 141R to determine the impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (SFAS No. 160). SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently reviewing the provisions of SFAS No. 160 to determine the impact on its consolidated financial statements.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
3. Property and Equipment
Net investment in property and equipment consists of the following (in thousands):

	December 31
	2008	2007
Hotel operating facilities:
Land	$986,314	$989,918
Site improvements	246,364	244,793
Building and improvements	4,397,868	4,394,854
Furniture, fixtures, and equipment	229,056	210,437

Total hotel operating facilities	5,859,602	5,840,002

Office:
Site improvements	18	18
Building and improvements	10,845	10,835
Fixtures and equipment	4,383	3,481

Total office	15,246	14,334

Land available for sale	2,000	2,000

Less accumulated depreciation	(468,789)	(171,151)

Total property and equipment, net	$5,408,059	$5,685,185

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
3. Property and Equipment (continued)
The office building and all of the hotels are pledged as security for the Company’s debt (see Note 5).
A portion of the office building is leased from ESI to BHAC for a term of five years. BHAC in turn leases approximately half of its leased space to HVM for corporate offices. ESI received rent income of approximately $1,064,000 and $591,000 from BHAC for the year ended December 31, 2008 and for the 2007 Period, respectively, and HVM paid BHAC rent expense of approximately $1,127,000 and $626,000 for the year ended December 31, 2008 and for the 2007 Period, respectively, under these leases; these amounts have been eliminated in consolidation. Additionally, ESI received lease income from other tenants of approximately $708,000 and $398,000 for the year ended December 31, 2008 and for the 2007 Period, respectively. In connection with the office building, ESI leases a portion of a parking garage under a lease agreement that terminates in May 2018. The office building revenue and expenses are recorded in other property revenues and property operating expenses, respectively, in the consolidated statements of operations.
The Company is also a tenant under a long-term ground lease for the corporate office building. This lease is classified as a capital lease and requires payments through March 2022 aggregating approximately $370,000.
The Company is also a tenant under long-term leases for ground leases on two hotel properties. The lease agreements terminate in September 2016 and April 2031. As of December 31, 2008, future minimum cash lease payments under the long-term operating leases are as follows (in thousands):

Years Ending December 31:
2009	$369
2010	389
2011	397
2012	398
2013	408
Thereafter	6,228

Total	$8,189

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
3. Property and Equipment (continued)
Rent expense recognized on a straight-line basis was approximately $493,000 and $220,000 for the year ended December 31, 2008 and for the 2007 Period, respectively.
Land available for sale was comprised of one parcel of land with an aggregate carrying value of $1,500,000 at December 31, 2008 and 2007, and two parcels of land adjacent to existing operating hotel properties with a combined carrying value of $500,000 at December 31, 2008 and 2007.
In response to the recent downturn in the economy and in the hospitality industry coupled with declining market values of real estate, the Company prepared an evaluation of impairment for its property and equipment in accordance with SFAS No. 144. The first step in the impairment review is to compare the current and projected operating cash flows of the asset group on an undiscounted basis to the carrying value of that asset group. As each hotel represents the lowest level at which identifiable cash flows that can be measured independently of other asset groups, the Company assessed each hotel and the office building for impairment. As part of this first step, there were nine hotels identified for which undiscounted cash flows were not adequate to recover the carrying value. As part of the second step of the impairment review, the fair value of the nine hotels identified in the first step of the impairment was then determined using the direct capitalization method on assumptions appropriate to present market conditions. For each of the nine hotels, the estimated fair value was less than the carrying value. Consequently, the Company has recorded an impairment charge of approximately $16.2 million for these nine hotels by adjusting their carrying values to fair value at December 31, 2008. The impairment charge for property and equipment is recorded in a separate line item in operating expenses in the consolidated statements of operations.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
4. Intangible Assets, Deferred Financing Costs and Goodwill
The following table summarizes the intangible assets, deferred financing costs and goodwill as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008				December 31, 2007
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net Value	Amount	Amortization	Net Value

Valuation of customer relationships	18 yrs.	$14,290	$—	$14,290	$120,814	$(3,729)	$117,085
Valuation of customer email database	5 yrs.	154	(48)	106	154	(17)	137
Valuation of advance booking backlog	1 yr.	10,004	(10,004)	—	10,004	(9,670)	334

Total amortizable intangibles		24,448	(10,052)	14,396	130,972	(13,416)	117,556
Deferred financing costs	2-5 yrs.	75,161	(46,560)	28,601	74,880	(16,625)	58,255

Total amortizable intangibles and deferred financing costs		$99,609	$(56,612)	$42,997	$205,852	$(30,041)	$175,811

Changes in the carrying amounts of trademarks, goodwill and amortizable intangible assets during the year ended December 31, 2008 were as follows (in thousands):

			Amortizable
			Intangible
	Trademarks	Goodwill	Assets

Balance at December 31, 2007	$43,000	$283,947	$117,556
Amortization	—	—	(7,077)
Impairment loss recognized	(8,709)	(283,947)	(96,083)

Balance at December 31, 2008	$34,291	$—	$14,396

In accordance with SFAS No. 144, the Company evaluated its customer relationship intangible asset and determined that the asset was partially impaired. Accordingly, the Company wrote off a portion of the asset and recorded an impairment charge of approximately $96.1 million in the consolidated statement of operations for the year ended December 31, 2008.
The Company is currently the owner of the trademarks “Extended Stay Deluxe,” “Extended Stay America,” “Studio Plus,” and “Crossland.” These trademark assets were valued in connection with DLDW’s acquisition of BHAC on June 11, 2007. The Company performed an analysis of the fair value of the trademarks and recorded an impairment charge of approximately $8.7 million in the consolidated statement of operations for the year ended December 31, 2008.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
4. Intangible Assets, Deferred Financing Costs and Goodwill (continued)
In accordance with SFAS No. 142, the Company performs an annual assessment of impairment for goodwill. SFAS No. 142 requires a two-step process. The first step is to determine if goodwill of a reporting unit may be impaired by comparing the fair value of a reporting unit to its carrying value. Secondly, if the first step indicates possible impairment, a measurement of impairment of goodwill by allocating fair value to its assets and liabilities in the manner of a business combination in accordance with SFAS No. 141, Business Combinations, is performed. The residual fair value after this allocation is the implied fair value of goodwill. As part of its impairment analysis, the Company used a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use. The resulting fair value of the reporting unit did not support the carrying value of the goodwill and the Company has accordingly recorded an impairment charge of $283.9 million. The impairment charge for goodwill is recorded in a separate line item in operating expenses on the consolidated statements of operations.
The weighted average amortization period remaining for the amortizable intangible assets was approximately sixteen and seventeen years as of December 31, 2008 and 2007, respectively. The following table summarizes the estimated future amortization of amortizable intangible assets and deferred financing costs, as of December 31, 2008 (in thousands):

	Amortizable	Deferred
	Intangible	Financing
	Assets	Costs	Total
Years Ending December 31:
2009	$900	$16,214	$17,114
2010	900	5,077	5,977
2011	900	5,061	5,961
2012	882	2,249	3,131
2013	869	—	869
Thereafter	9,945	—	9,945

Total	$14,396	$28,601	$42,997

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt
June 2007 Mortgage Payable—$4.1 Billion
On June 11, 2007 the mortgage payable secured by 664 hotels and one office building was issued as part of the acquisition of BHAC and HSD. Subsidiaries of ESI participated with subsidiaries of HSD as co-borrowers in obtaining the mortgage debt. The mortgage security collateral pool of properties include properties of ESI (550 hotel properties and one office building) and of HSD (114 hotel properties). ESI and HSD are jointly and severally liable on the full mortgage debt. Mortgage payable amounts recorded in the financial statements of the Company represent the full mortgage amounts based upon ESI’s obligation for the full debt. A receivable from affiliated party of $815.9 million has been recorded, which represents the mortgage amounts allocated to HSD as per the loan documents for the per property release prices and allocated loan amounts, which were based on underwritten property cash flows of the collateral owned by HSD. Additionally, the receivable from affiliate includes $2.1 million of allocated interest. In the 2008 consolidated financial statements of HSD’s parent, in which HSD and the Company were consolidated, the footnotes to those statements, similar to Note 1 herein, contain a “going concern” disclosure stating a substantial doubt about the entity’s ability to continue as a going concern. Consequently, the receivable from affiliated party is classified in current assets in the consolidated balance sheet at December 31, 2008.
The mortgage consists of components, of which $2.5 billion are fixed rate debt with interest rates ranging from 5.67995% to 6.32995% and floating rate components aggregating $900 million which bear interest at Libor plus spreads ranging from 0.45545% to 1.50545%. The remaining $700 million is floating rate debt bearing interest at Libor plus spreads ranging from 1.50545% to 4.05478%; however, $400 million is subject to a Libor floor of 5.32% and $300 million is subject to a Libor floor of 4.5%. All interest is calculated based on actual days over 360, with interest only payments due monthly on the 12th, the loan payment date. The weighted-average interest rate was 5.30% and 6.18% at December 31, 2008 and 2007, respectively.
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

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
Properties may be released as collateral after prepayment of a portion of the mortgage loan, but would require that debt yield calculations of remaining mortgaged properties meet certain thresholds and that mezzanine debt also be prepaid in a release amount applicable to such properties.
The floating rate components of the mortgage loan could not be voluntarily prepaid in whole or in part prior to the payment date in January 2008. From January 2008 through March 2008, the floating rate components of the loan could have been prepaid with payment of a premium of 1.9688% of the prepaid loan balance. After March 2008 and through June 2008 the prepayment premium on the floating rate components was 1.7188%, and none thereafter. The fixed rate components may not be voluntarily prepaid before March 2012. The fixed rate components may be defeased upon the earlier of 2 years after a securitization which includes the fixed components or 3 years from the funding of the loans. Voluntary prepayments and defeasance require that no event of default exists and notice of the prepayment be given. Notwithstanding the above prepayment terms of the loan, the Company can prepay up to $373,986,486 at any time without a prepayment premium. No such prepayments have occurred through December 31, 2008.
The mortgage agreement requires compliance with various covenants, one of which is the delivery of audited financial statements with an unqualified opinion. The Company may be in default upon delivery of these financials which include a “going concern” disclosure and audit opinion with an emphasis paragraph on going concern (see Note 1). Consequently, the full mortgage debt is presented as current in the accompanying consolidated balance sheet as of December 31, 2008.
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

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
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

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
For the trailing twelve months ended December 31, 2008 and for the 2007 Period, the Company’s debt yield calculation did not meet the minimum requirement and a debt yield event is considered to have occurred. A cash trap became effective and will continue until the Company satisfies a debt yield cure minimum for 6 consecutive months. Funds held in the excess cash flow reserve are held as additional collateral for the mortgage loan during the cash trap period. Upon achievement of a debt yield cure, the trapped funds would be applied to the “waterfall” of escrows and any remaining excess funds would then be available and released to the Company.
Amounts held in escrow and the CMA were as follows (in thousands):

	December 31
	2008	2007

Debt service	$15,007	$17,529
Taxes and insurance	9,497	23,139
Replacements reserve	3,050	8,469
Operating expenses and management fees	5,011	7,608
Ground leases	134	117
Required repairs	2,439	2,427
Preferred return	1,250	—
Excess cash flow	5,019	—

Total	$41,407	$59,289

Also included in restricted cash is a preferred return reserve account with a balance of $18.7 million at December 31, 2008, and $20.0 million at December 31, 2007, which was established under the terms of the BHAC limited liability company agreement. The preferred return reserve funds are held for the benefit of the BHAC Series A-1 Unit holders, who may instruct the escrow agent to disburse a monthly distribution of up to 10% per annum towards the 12% preferred return due the BHAC Series A-1 Unit holders if BHAC does not disburse at a 10% per annum level. BHAC may also, with permission of the Series A-1 Unit holders, access the fund to make disbursements to the holders up to the 10% per annum rate. BHAC under the limited liability company agreement is obligated to replenish the reserve back up to $20 million if reserve funds are used to make any distributions to the Series A-1 Unit holders.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
During the year ended December 31, 2008, BHAC Series A-1 Unit holders authorized the disbursement of $1,750,000 from the fund’s balance, including interest earnings, to the Series A-1 Unit holders. Subsequent to December 31, 2008, BHAC Series A-1 Unit holders also authorized additional disbursements of approximately $3,617,000 to the Series A-1 Unit holders. On March 11, 2009 the BHAC board of directors authorized the release of the remaining funds in the reserve of $15,179,000 to be paid to the BHAC Series A-1 Unit holders and such disbursement was made March 12, 2009. BHAC has not replenished the preferred return reserve account.
June 2007 Mezzanine Loans—$3.3 Billion
Mezzanine debt of $3.3 billion was issued as part of the acquisition of BHAC and HSD on June 11, 2007. The mezzanine debt consists of 10 mezzanine notes, which are floating rate debt, bearing interest at Libor plus spreads ranging from 1.5% to 7.0%. All interest is calculated based on actual days over 360, with interest-only payments due monthly on the 12th, the loan payment date. The weighted-average interest rate was 4.08% and 7.92% at December 31, 2008 and 2007, respectively.
The mezzanine debt represents a joint obligation of wholly-owned mezzanine loan borrower subsidiaries of both ESI and HSD. The receivable from affiliated party of $655.9 million recorded in the financial statements represents the allocation of the mezzanine loans based on the same loan allocations described above. Additionally, the receivable from affiliate includes $1.2 million of allocated interest. In the 2008 consolidated financial statements of HSD’s parent, in which HSD and the Company were consolidated, the footnotes to those statements, similar to Note 1 herein, contain a “going concern” disclosure stating a substantial doubt about the entity’s ability to continue as a going concern. Consequently, the receivable from affiliated party is classified in current assets in the consolidated balance sheet at December 31, 2008 and an allowance for $657.1 million has been recorded.
The mezzanine debt matures June 2009, but with three one-year options to extend at the Company’s option, if the mortgage extension options are also exercised.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
Each mezzanine borrower is the legal and beneficial owner of the next most senior mezzanine borrower, with the most senior mezzanine borrower being the legal and beneficial owner of the mortgagors under the June 2007 mortgage payable. Each borrower has pledged all of its regular membership or limited partnership interests or all of its shares of capital stock in the mortgagors and certain other rights and all cash flow proceeds available from each more senior subsidiary borrower as security for its mezzanine loan. With respect to the June 2007 mezzanine loans, the June 2007 mortgagors are required to distribute the cash flow from the mortgaged properties, in excess of amounts due on the mortgage loan, amounts required to be deposited into reserve accounts and operating expenses for the mortgaged properties, to the mezzanine borrowers. Such excess cash flow is then required to be applied by each of the mezzanine borrowers in order of seniority to pay debt service on the related mezzanine loan.
The mezzanine loans could not be voluntarily prepaid in whole or in part prior to the payment date in January 2008. From January 2008 through March 2008 the loans could have been prepaid with payment of a premium of 0.50% of the prepaid loan balance. After March 2008 and through June 2008 the prepayment premium on the loans was 0.25%, and none thereafter. Voluntary prepayments require that no event of default exists and notice of the prepayment be given. Notwithstanding the above prepayment terms of the loan, the Company can prepay up to $27,364,865 at any time without a prepayment premium. No such prepayments have occurred through December 31, 2008.
The mezzanine agreements require compliance with various covenants, one of which is the delivery of audited financial statements with an unqualified opinion. The Company may be in default upon delivery of these financials which include a “going concern” disclosure and audit opinion with an emphasis paragraph on going concern (see Note 1). Consequently, the full amount of the mezzanine loans are presented as current in the accompanying consolidated balance sheet as of December 31, 2008.
Amendment to June 2007 Mortgage Payable and June 2007 Mezzanine Loans
On April 15, 2008, an amendment to the mortgage and mezzanine loan agreements was entered into by the borrowers which prohibits future distributions from the borrowing entities to the investors of DLDW and BHAC except for $1,250,000 per month of preferred dividends to the Series A-1 Unit holders of BHAC permitted by the loan agreement. Subsequent to year-end, the Company instructed the loan servicer to hold and not disburse the $1,250,000 from the CMA each month. The amendment was entered into upon the Company’s resolution of the sourcing of funds to pay all amounts owed on the 2008 Notes and revision of budgeted expenditures for 2008.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
Subordinated Notes due March 2008
In conjunction with the purchase acquisition on June 11, 2007, $30.9 million principal face amount of subordinated notes (the 2008 Notes) were assumed. The 2008 Notes were originally issued in March 1998, bore interest at an annual rate of 9.15%, and were payable semiannually on March 15 and September 15 of each year and matured on March 15, 2008. The 2008 Notes were redeemable at 100% of face principal amount, plus accrued interest.
On June 11, 2007, as part of the purchase acquisition, the 2008 Notes were recorded at approximately $29.6 million, net of a discount of $1.3 million. The 2008 Notes were fair valued at a discount to yield of 15.3%. The discount was being amortized by the interest method as part of interest expense over the remaining term of the 2008 Notes. The carrying amount of the 2008 Notes at December 31, 2007 was $30,553,000, net of unamortized discount of $347,000.
Holders of the 2008 Notes previously consented to proposed amendments to the 2008 Notes and to the indentures governing the notes, which eliminated substantially all of the restrictive covenants contained in the indentures and shortened certain notice periods for the redemption of notes. The 2011 Notes were unsecured and subordinated to the Company’s other secured indebtedness. The 2008 Notes were pari passu with the 2011 Notes.
The 2008 Notes were paid off on April 16, 2008. Payoff of the 2008 Notes, which had matured March 15, 2008, included $30,900,000 of principal together with accrued interest of approximately $1,724,000 ($1,414,000 of which was due at maturity and $310,000 of which accrued on the principal and accrued interest from the maturity date to April 16, 2008), and approximately $100,000 of professional fees. Upon this repayment of the 2008 Notes, the Company has no further obligation related to the 2008 Notes.
Subordinated Notes due June 2011
In conjunction with the purchase acquisition on June 11, 2007, $8.149 million principal face amount of subordinated notes (the 2011 Notes) were assumed. The 2011 Notes were originally issued in June 2001, bear interest at an annual rate of 9.875% payable semiannually on June 15 and December 15 of each year and mature on June 15, 2011. The notes are unsecured and subordinated to the Company’s other secured indebtedness.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
The 2011 Notes were redeemable beginning on June 15, 2006, at 104.938% of face principal amount, plus accrued interest. The redemption price declines each year after 2006 and is 100% of face principal amount, plus accrued interest, beginning June 15, 2009.
On June 11, 2007, as part of the purchase acquisition, the 2011 Notes were recorded at approximately $6.9 million net of a discount of approximately $1.3 million. The 2011 Notes were fair valued at a discount to yield of 15.3%. The discount is being amortized using the effective interest method as part of interest expense over the remaining term of the 2011 Notes. The carrying amount of the 2011 Notes was $7,268,000 and $6,991,000, respectively, net of an unamortized discount of approximately $881,000 and $1,158,000, respectively, at December 31, 2008 and 2007.
Holders of the 2011 Notes previously consented to proposed amendments to the 2011 Notes and to the indentures governing the 2011 Notes, which eliminated substantially all of the restrictive covenants contained in the indentures and shortened certain notice periods for the redemption of the 2011 Notes. A remaining provision of the 2011 Notes states the 2011 Note holders may declare the debt immediately due and payable if a significant subsidiary is in default on its debt of greater than $25 million. There is some uncertainty as to whether the $4.1 billion June 2007 Mortgage Payable and $3.3 billion June 2007 Mezzanine Loans are in default (see above), and, therefore, whether the cross-default provisions of the 2011 Notes have been implicated. Consequently, the 2011 Notes are presented as current in the consolidated balance sheet as of December 31, 2008.
Mortgage Payable—$8.5 Million in Default
On February 14, 2008, a subsidiary of the Company mortgaged 2 hotels for $8.5 million. The mortgage is secured by land, building and furniture and fixtures of these hotels and is guaranteed by ESI. The mortgage has an initial maturity date of February 2010 with an option to extend for six months given certain conditions are met and an extension fee of 0.125% of outstanding principal balance is paid. Interest expense is calculated using the one month Libor rate plus a margin of 2.85%. The interest rate on the mortgage was 3.31% at December 31, 2008.
The mortgage also requires compliance with certain financial tests and maintenance of certain financial ratios. The Company has not complied with certain of the financial tests and ratios. The lenders thus have rights to pursue actions under the mortgage. Management of the Company is in discussion with the lenders, which may result in revisions of the loan terms or loan balance. Accordingly, the Company has presented the $8.5 million Mortgage Payable as current in the accompanying consolidated balance sheet as of December 31, 2008.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
Advance from Affiliate
A TRS of ESI owes an advance of $6.5 million to BHAC. Interest expense is calculated at the greater of the federal funds daily rate plus 0.75% or the applicable federal monthly rate as issued by the Internal Revenue Service, and interest for the year ended December 31, 2008 and for the 2007 Period was approximately $181,000 and $202,000, respectively. At December 31, 2008 and 2007, accrued interest payable was approximately $1.3 million and $1.2 million, respectively, and such amounts have been eliminated in consolidation.
Interest Rate Caps
The June 2007 mortgage and mezzanine loan agreements require that the borrowers enter into interest rate protection agreements. The borrowers are required to maintain interest rate caps or swaps or replacement interest rate cap or swap agreements until the initial maturity date, as applicable, for each mortgage component and mezzanine loan. The effect of the interest rate protection agreements will be to limit the maximum interest rate exposure with respect to increases in Libor through the maturity dates. On June 11, 2007, the Company acquired interest rate caps at an allocated cost of approximately $2,964,000. The Company has not evaluated the ability of the counterparties to perform under the terms of the agreement; however, considering the gap between current and forecast interest rates and the strike price, and the short period of time until the maturity date of the interest rate cap agreements, the Company does not expect to have greater interest rate exposure if the counterparties are not able to perform under the terms of the agreements.
The following table summarizes the terms of the interest rate cap agreements, their allocated fair values as of December 31, 2008, and the allocated loss for the year ended December 31, 2008 (in thousands):

	Allocated	LIBOR					Weighted
	Notional	Strike	Effective	Maturity	Fair		Avg Interest
Debt Obligation	Amount	Price	Dates	Dates	Value	(Loss)	Rate

Mortgage payable	$1,281,000	6%	6/11/2007	6/15/2009	$—		4.53%
Mezzanine loans	1,762,000	6%	6/11/2007	6/15/2009	—		4.06%
Mezzanine loans	881,000	6%	6/08/2007	6/15/2009	—		4.15%

Totals	$3,924,000				$—	$(64)

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
The following table summarizes the terms of the interest rate cap agreements, their allocated fair values as of December 31, 2007, and the allocated loss for the 2007 Period (in thousands):

	Allocated	LIBOR					Weighted
	Notional	Strike	Effective	Maturity	Fair		Avg Interest
Debt Obligation	Amount	Price	Dates	Dates	Value	(Loss)	Rate

Mortgage payable	$1,281,000	6%	6/11/2007	6/15/2009	$21		6.78%
Mezzanine loans	1,762,000	6%	6/11/2007	6/15/2009	29		7.91%
Mezzanine loans	881,000	6%	6/8/2007	6/15/2009	14		7.98%

Totals	$3,924,000				$64	$(2,900)

Interest Expense
Interest expense is comprised of stated interest, amortization of deferred financing costs, amortization of premiums and accretion of discounts for the year ended December 31, 2008 and for the 2007 Period as follows (in thousands):

		Principal	Principal	Interest
		Outstanding	Outstanding	Expense for the	Interest
	Original	as of	as of	Year Ended	Expense for
	Principal	December 31,	December 31,	December 31,	the 2007
Description	Amount	2008	2007	2008	Period

June 2007 financing:
Mortgage loan	$4,100,000	$4,099,849	$4,100,000	$249,529	$151,904
Mezzanine loans	3,300,000	3,295,456	3,295,456	209,099	162,828

Subtotal–June 2007 financing	7,400,000	7,395,305	7,395,456	458,628	314,732

Subordinated Notes:
2008 Notes	30,900	—	30,900	891	1,571
2011 Notes	8,149	8,149	8,149	805	447
Discount on 2008 and 2011 Notes	(2,583)	(881)	(1,505)	624	1,078
Mortgage loan	8,500	8,500	—	527	—
Letters of credit fees and bank fees	—	—	—	173	208

Total	$7,444,966	$7,411,073	$7,433,000	$461,648	$318,036

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
5. Debt (continued)
The future maturities of long-term debt at December 31, 2008, are as follows (in thousands):

Premium
Amortization/
	Debt	Discount	Total
	Payments	Accretion	Obligation
Years ending December 31,
2009	$7,411,954	$(881)	$7,411,073
2010	—	—	—
2011	—	—	—
2012	—	—	—
2013	—	—	—
Thereafter	—	—	—

Total	$7,411,954	$(881)	$7,411,073

Other
In April 2008, DLDW secured a loan from affiliated investees of the Company in the amount of $22 million and BHAC guaranteed the note. DLDW extinguished the debt March 12, 2009, by transferring to the note holders ownership of certain income-producing certificates and a cash fund held for security for the note. Thus BHAC is no longer obligated as a guarantor.
6. Income Taxes
BHAC and HVM are limited liability companies and are not subject to federal income taxes. For federal income tax purposes, the operating results of BHAC and HVM are reportable by each limited liability company’s members. Accordingly, federal income taxes have not been recorded in the accompanying consolidated financial statements for the operations of the Company.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
6. Income Taxes (continued)
ESI has elected to be taxed as a REIT under the Internal Revenue Code (Code). To qualify as a REIT, ESI must meet a number of organizational and operational requirements, including a requirement that ESI distribute at least 90% of its taxable income to its stockholders. ESI intends to adhere to these requirements and maintain its REIT status. If ESI were to fail to qualify as a REIT in any taxable year, it would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even in qualifying as a REIT, ESI is subject to certain state and local income taxes, and may be subject to federal income and excise taxes on undistributed income. In addition, ESI is subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets that were acquired in connection with the acquisition of ESI. These rules apply only if the disposition occurs prior to 2015. Also, the net operating loss (NOL) and AMT credit carryforwards of ESI are available as a deduction and credit against these built-in gains and related tax. ESI believes it has met all requirements to qualify as a REIT for 2008 and 2007 and intends to continue to qualify as a REIT under applicable provisions of the Code, as amended. Accordingly, no provision for federal income tax is made in the accompanying financial statements. The tax basis of the property assets acquired has carried over to ESI, as well as ESI’s NOL carryforwards and alternative minimum tax (AMT) credit carryforwards. NOL carryforwards aggregate approximately $295 million and $220 million at December 31, 2008 and 2007, respectively. AMT credit carryforwards aggregate approximately $29 million at December 31, 2008 and 2007, respectively. As ESI has elected to be taxed as a REIT and intends to meet the distribution requirements, deferred tax liabilities (e.g., relating to fixed asset basis differences) and assets (e.g., related to net operating loss carryforwards) have not been recorded. The NOLs will begin to expire in 2024 if not utilized.
For the year ended December 31, 2008 and 2007, ESI paid an aggregate of $14,068,000 and $59,746,000, respectively, in dividends to its stockholders ($19,257,000 for the 2007 Period), all of which are considered a nontaxable distribution to the stockholders.
ESI as a REIT leases its hotel properties to TRSs which operate the hotels. The TRSs are subject to federal and state income taxes. At December 31, 2008, the TRSs had NOL carryforwards of approximately $84,367,000 which expire from 2024 — 2028 and AMT credit carryforwards of approximately $132,000, which do not expire. A valuation allowance has been recorded for the full amount of the loss carryforwards and AMT credit carryforwards at December 31, 2008 and 2007, respectively, as management has determined it is more likely than not that these carryforwards will not be utilized.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
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
Assuming a hypothetical liquidation at December 31, 2008, the cumulative unpaid 12% preferential return for the Series A-1 Units, Series A-2 Units, Series A-3 Units, and Series B Units would be approximately $5.5 million, $16.6 million, $1.8 million, and $30.1 million, respectively.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
7. Equity (continued)
The Common A-1, A-2, A-3, B, and J Units generally have no voting rights (except as to matters of changing the organization of the Company, changes in authorized units, or rights in securities offerings), no stated maturity or mandatory redemption, and are not convertible into other securities. The number of authorized Common A-1 Units is 210, of which 210 are issued and outstanding. The number of authorized Common A-2 Units is 146, of which 71.180412 units are issued and outstanding. The number of authorized Common A-3 Units is 157, of which 58.071353 units are issued and outstanding. The number of authorized Common B Units is 158.565910, of which 158.565910 units are issued and outstanding. The number of authorized Common J Units is 14.2464, of which 14.2464 units are issued and outstanding. In general, the Common Units rank pari passu with all other Common Units. The Common Units are allocated noncapital proceeds after deduction for the preferential 12% return of the Series Units. In the case of a capital proceeds event, after satisfaction of the Series Units’ 12% preferential return and the Series Units’ liquidation preference, the Common Units are generally allocated capital proceeds pari passu with the other Common Units.
The investors in DLDW and BHAC entered into a security holders’ agreement which sets forth certain understandings and agreements among the security holders in regards to voting of their interests, rights under security offerings, prohibitions and conditions on transfers of ownership, and other matters. The members are not required to make any additional capital contributions.
The minority interests in the consolidated balance sheets consists of the ESI preferred shareholders’ interest and the equity interests of the members of HVM.
Under the terms of the limited liability company agreements of the Company, The Lightstone Group and its affiliates may earn an asset management fee of up to $1 million per year for advisement and consultation services to the Company and HSD. Such aggregate fees of approximately $892,000 and $306,000 for the year ended December 31, 2008 and for the 2007 Period, respectively, are included in corporate operating expenses in the consolidated statements of operations. In January 2009, fees of $1.0 million were paid for the 2009 year, of which $0.8 million was allocated to the Company.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
7. Equity (continued)
Changes in the capital accounts of the members under a hypothetical liquidation at book values would be as follows for the year ended December 31, 2008 and for the 2007 Period (in thousands):

	Series Units				Common Units
	A-1	A-2	A-3	B	A-1	A-2	A-3	B	J

Capital accounts at June 11, 2007	$210,000	$120,000	$9,252	$158,566	$—	$—	$—	$—	$—

Preferential return of 12% of liquidation value	14,280	8,160	629	10,782	N/A	N/A	N/A	N/A	N/A
Less cash distributions paid	(13,090)	(6,167)	—	—	—	—	—	—	—
Adjustment of liquidation preference for losses	—	(56,008)	(9,252)	(158,566)	N/A	N/A	N/A	N/A	N/A

Net change for the 2007 Period	1,190	(54,015)	(8,623)	(147,784)	—	—	—	—	—

Capital accounts at December 31, 2007	$211,190	$65,985	$629	$10,782	$—	$—	$—	$—	$—

Preferential return of 12% of liquidation value	25,620	14,640	1,129	19,346	N/A	N/A	N/A	N/A	N/A
Less cash distributions paid	(21,350)	—	—	—	N/A	N/A	N/A	N/A	N/A
Adjustment of liquidation preference for losses	(215,460)	(80,625)	(1,758)	(30,128)	N/A	N/A	N/A	N/A	N/A

Net change for the year ended December 31, 2008	(211,190)	(65,985)	(629)	(10,782)	—	—	—	—	—

Capital accounts at December 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$—

During the year ended December 31, 2008, DLDW contributed $22 million to BHAC for the repayment of the 2008 Notes and approximately $5,581,000 to BHAC for the payment of preferred dividends to the Series A-1 Unit holders. Such amounts are reflected as contributed capital in the 2008 consolidated statements of changes in members’ equity (deficit).

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
8. Management Company Transactions
Hotel Management Agreements
ESI’s TRS subsidiaries and HSD have hotel management agreements with HVM with respect to all of the hotels which provide for management services including supervision, direction and control of the operation, and management and promotion of the hotel properties in a manner normally associated with extended-stay hotels of similar size, type, or usage in similar locations. As hotel manager, HVM is entitled to receive a management fee ranging from 3.75% to 4.0% of property revenues for management of the properties of the TRS subsidiaries and from 3.75% for owned properties to 6%, plus an incentive fee, for the capital leased properties for management of the properties of HSD. The fees are based on a percentage of all receipts, revenues, income and proceeds of sales of every kind received by the hotel properties, including, without limitation: room rentals, rent or other payments received from subtenants, licensees, and occupants of commercial and retail space located in the related properties. Hotel management fees for all management activities were approximately $30,566,000 and $18,563,000 for the TRS entities, and approximately $10,257,000 and $6,280,000 for HSD, for the year ended December 31, 2008 and for the 2007 Period, respectively, and such TRS amounts have been eliminated in consolidation.
In conjunction with the hotel management agreements, HVM is reimbursed on a regular basis for total aggregate compensation, including salary and fringe benefits payable with respect to onsite personnel employed by HVM at the properties of the TRS subsidiaries and HSD. HVM was reimbursed for payroll and payroll-related amounts totaling approximately $151,302,000 and $85,928,000, respectively, from the TRS subsidiaries and approximately $41,828,000 and $23,674,000, respectively, from HSD for the year ended December 31, 2008 and for the 2007 Period, and such TRS amounts have been eliminated in consolidation.
The hotel management agreements for the TRS entities expire on either December 31, 2024 or 2025, and the hotel management agreements with HSD expire on December 31, 2053; these agreements may be terminated in writing by either party at any time for any reason.
Service Agreements
ESI and HSD have service agreements with HVM whereby HVM provides services for certain administrative, legal, financial, accounting and related services, including services related to property acquisitions and oversight and procurement of capital assets. Fees consist of HVM’s cost of providing the services plus 6%. The service agreements expire January 1, 2026, but may be terminated by either party at any time for any reason upon written notice. HVM earned approximately $2,011,000 and $982,000, respectively from ESI and approximately $927,000 and $436,000, respectively, from HSD during the year ended December 31, 2008 and for the 2007 Period, respectively, and such ESI amounts have been eliminated in consolidation.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
8. Management Company Transactions (continued)
G&A Expense Reimbursement Agreements
ESI’s TRS subsidiaries and HSD also have a G&A Expense Reimbursement Agreement with HVM under which HVM receives a reimbursement of 106% of HVM’s general and administrative (G&A) expenses, as defined, to the extent HVM incurs allocated G&A expenses in excess of HVM’s management fee income and services fee income from ESI, the TRS subsidiaries and HSD. For the year ended December 31, 2008 and the 2007 Period, respectively, HVM recorded approximately $19,418,000 and $3,556,000, respectively, in reimbursement earned from ESI’s TRS subsidiaries and approximately $12,652,000 and $3,781,000, respectively, from HSD, and such TRS amounts are eliminated in consolidation. The G&A Expense Reimbursement Agreements expire December 31, 2024, but may be terminated by ESI or HSD for any reason at any time, provided however that each receives the consent of the other.
Services to Affiliates
HVM obtained hotel management agreements to manage the operations of two hotels owned and operated by Lightstone Value Plus REIT (LVP), an affiliate of The Lightstone Group. The management agreement provides for a management fee of 5% of revenues and a fee for reservation services, travel agent commissions, and marketing and advertising of 2.5% of revenues. HVM is also reimbursed for the payroll and related costs of on-site personnel. Management agreement fees (included in other income) aggregated approximately $295,000 and $40,000, respectively and payroll and related reimbursement aggregated approximately $703,000 and $114,000, respectively for the year ended December 31, 2008 and for the 2007 Period. HVM also provided services to DLDW for evaluating potential hotel acquisitions, aggregating approximately $425,000 and $217,000 for the year ended December 31, 2008 and for the 2007 Period, respectively. Additionally, BHAC licenses trademarks for use at the two hotels for a fee of 0.2% of revenues or $1,000 for the 2007 Period. At December 31, 2007, LVP owed $316,000 for reimbursement of capital assets purchased, which is included in accounts receivable.
HVM’s fees earned from hotel management agreements, service agreements and G&A expense reimbursement agreements aggregate approximately $76,330,000 for the year ended December 31, 2008 and are included in the “management, administrative services, and G&A reimbursement fee income-affiliated party” in the consolidating statements of operations, and such TRS and ESI amounts are eliminated in consolidation.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
9. Trademark Licenses
ESA Trademarks
BHAC is the owner of the trademarks “Extended Stay Deluxe,” “Extended Stay America,” “Studio Plus,” and “Crossland.” BHAC has licensed the use of the trademarks to its TRS subsidiaries. One license was granted for a 20-year period and previously paid for by the TRS with an issuance of a note and preferred stock to ESI. Interest on the note at 10% aggregated approximately $805,000 and $447,000, respectively, for the year ended December 31, 2008 and for the 2007 Period. Preferred dividends aggregated approximately $226,000 and $81,000, respectively for the year ended December 31, 2008 and for the 2007 Period, respectively. Such interest and preferred dividends have been eliminated in consolidation.
The other TRS subsidiaries license the trademarks under agreements with BHAC which provide for a trademark fee of 0.2% of revenues. Trademark fees under this agreement were approximately $1,061,000 and $644,000 for the year ended December 31, 2008 and for the 2007 Period, respectively, and such amounts have been eliminated in consolidation.
10. Commitments and Contingencies
In periods prior to these consolidated financial statements, ESI settled a series of product liability cases with a window manufacturer and certain of its insurers over defects in windows installed at a number of hotels. The amount recovered was approximately $25 million. That settlement included the entry of a consent judgment for an additional $30 million to be executed only against the proceeds available under the insurance policies issued by three non-settling insurers. ESI, as a judgment creditor, has filed a garnishment action against the insurers. ESI believes it has a strong case and the case is set for trial in March 2009. No estimate of recovery is available at this time.
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

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
11. Employee Benefit Plans
HVM has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan has an employer matching contribution of 50% of the first 6% of an employee’s contribution, which vests over an employee’s initial five-year service period. The plan also provides for contributions up to 100% of eligible employee pretax salary, subject to the Internal Revenue Service’s annual deferral limit of $15,500 during 2008 and 2007. Employer contributions totaled approximately $1,006,000 and $620,000 for the year ended December 31, 2008 and for the 2007 Period.
12. Fair Value of Financial Instruments
Fair values of the Company’s mortgages payable, mezzanine loans, and subordinated notes were estimated using loan to values based on current market conditions for comparable financial instruments. As of December 31, 2008, the carrying values and estimated fair values of the Company’s mortgage payable, mezzanine loans, and subordinated notes are approximately as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Mortgages payable, mezzanine loans, and subordinated debt	$7,411,073	$2,670,000	$7,433,000	$7,331,430
Fair values presented in the above table are based on estimates that consider the terms of the individual instruments. Considerable judgment is required to interpret market data to develop estimates of fair value; however, there is not an active market for these instruments. Therefore, the estimated fair values do not necessarily represent the amounts at which these instruments could be purchased, sold, or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on estimates of fair value.

BHAC Capital IV LLC
Notes to Consolidated Financial Statements
13. Fair Value Measurement
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: observable inputs such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
On a recurring basis, the Company measures its interest rate caps at their estimated fair values. The fair value of the interest rate caps is determined by discounting the expected variable cash receipts based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
During the year ended December 31, 2008, the Company recorded impairment charges of $16.2 million on property and equipment, impairment charges of $8.7 million on trademark assets, and impairment charges of $283.9 million on goodwill. See Note 3 and Note 4 for impairment reviews.
The unrealized loss on the interest rate caps of approximately $64,000 for the year ended December 31, 2008, is classified within level 2 of the fair value hierarchy. The impairment charges recorded on property and equipment, trademarks, and goodwill are classified within level 3 of the fair value hierarchy.

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Anchorage — Downtown	AK	(1)	$220	$14,134	$267	$221	$14,401	$14,622	$1,205	Mar-06	Jun-07	2 – 43 years
Anchorage — Midtown	AK	(1)	809	28,279	64	809	28,344	29,153	2,639	Oct-05	Jun-07	2 – 43 years
Fairbanks — Old Airport Road	AK	(1)	333	17,929	428	333	18,356	18,690	1,499	Mar-06	Jun-07	2 – 43 years
Juneau — Shell Simmons Drive	AK	(1)	1,210	16,777	469	1,210	17,245	18,455	1,454	Mar-06	Jun-07	2 – 43 years
Birmingham — Inverness	AL	(1)	292	3,424	94	292	3,518	3,810	335	Mar-96	Jun-07	2 – 39 years
Birmingham — Wildwood	AL	(1)	789	3,315	100	789	3,415	4,204	321	May-96	Jun-07	2 – 39 years
Huntsville — U.S. Space and Rocket Center	AL	(1)	540	8,964	208	540	9,129	9,669	875	Jul-97	Jun-07	2 – 35 years
Mobile — Spring Hill	AL	(1)	380	12,948	145	380	13,094	13,474	1,326	May-97	Jun-07	2 – 35 years
Montgomery — Carmichael Rd.	AL	(1)	739	1,467	80	739	1,547	2,286	180	Feb-96	Jun-07	2 – 39 years
Montgomery — Eastern Blvd.	AL	(1)	1,053	7,841	232	1,053	8,026	9,079	803	Aug-97	Jun-07	2 – 35 years
Fayetteville — Springdale	AR	(1)	602	7,075	72	596	7,154	7,749	665	Nov-01	Jun-07	2 – 39 years
Little Rock — West	AR	(1)	618	5,966	89	618	6,055	6,673	559	Nov-97	Jun-07	2 – 40 years
Little Rock — West	AR	(1)	670	6,814	163	670	6,939	7,609	714	Sep-96	Jun-07	2 – 34 years
Phoenix — Airport	AZ	(1)	1,967	7,453	60	1,967	7,513	9,480	683	Jan-98	Jun-07	2 – 39 years
Phoenix — Airport — E. Oak St.	AZ	(1)	1,850	10,778	70	1,850	10,849	12,699	1,077	Oct-04	Jun-07	2 – 43 years
Phoenix — Biltmore	AZ	(1)	1,282	12,854	72	1,282	12,925	14,207	1,056	Jan-97	Jun-07	2 – 40 years
Phoenix — Chandler	AZ	(1)	1,209	9,886	124	1,209	10,010	11,220	895	Sep-98	Jun-07	2 – 39 years
Phoenix — Chandler — E. Chandler Blvd.	AZ	(1)	1,939	12,199	119	1,939	12,318	14,257	1,257	Oct-04	Jun-07	2 – 43 years
Phoenix — Deer Valley	AZ	(1)	1,020	8,527	116	1,020	8,643	9,663	794	Jul-98	Jun-07	2 – 39 years
Phoenix — Mesa	AZ	(1)	977	10,739	108	977	10,847	11,824	982	Dec-97	Jun-07	2 – 38 years
Phoenix — Metro Center	AZ	(1)	1,666	10,219	105	1,666	10,324	11,990	1,067	Oct-04	Jun-07	2 – 43 years
Phoenix — Midtown	AZ	(1)	1,343	14,537	60	1,343	14,597	15,940	1,462	Oct-04	Jun-07	2 – 43 years
Phoenix — Peoria	AZ	(1)	1,511	13,347	144	1,511	13,491	15,002	1,191	Dec-98	Jun-07	2 – 39 years
Phoenix — Scottsdale	AZ	(1)	1,734	12,993	65	1,734	13,058	14,792	1,267	Jun-97	Jun-07	2 – 35 years
Phoenix — Scottsdale	AZ	(1)	1,749	9,952	63	1,749	10,015	11,764	839	Sep-97	Jun-07	2 – 40 years
Phoenix — West	AZ	(1)	1,471	6,338	96	1,471	6,434	7,906	687	Sep-98	Jun-07	2 – 41 years
Tucson — Butterfield Drive	AZ	(1)	473	8,188	65	473	8,253	8,726	757	Apr-98	Jun-07	2 – 41 years
Tucson — Grant Road	AZ	(1)	448	14,583	75	448	14,657	15,106	1,417	Apr-97	Jun-07	2 – 35 years
Bakersfield — California Avenue	CA	(1)	240	9,916	93	240	10,009	10,249	1,033	Nov-96	Jun-07	2 – 34 years
Bakersfield — Chester Lane	CA	(1)	412	9,644	44	412	9,688	10,100	767	Oct-05	Jun-07	2 – 43 years
Dublin — Hacienda Dr.	CA	(1)	3,344	9,537	189	3,344	9,680	13,024	844	Feb-00	Jun-07	2 – 38 years
Fairfield — Napa Valley	CA	(1)	887	11,636	124	887	11,719	12,606	945	Aug-04	Jun-07	2 – 42 years
Fremont — Newark	CA	(1)	2,857	4,674	79	2,857	4,752	7,609	455	Aug-99	Jun-07	2 – 42 years
Fremont — Newark	CA	(1)	4,353	6,648	86	4,353	6,734	11,087	666	Dec-98	Jun-07	2 – 39 years
Fremont — Warm Springs	CA	(1)	5,101	3,683	108	5,101	3,764	8,865	361	Nov-01	Jun-07	2 – 39 years
Fresno — North	CA	(1)	722	19,391	166	722	19,515	20,237	1,860	Jul-97	Jun-07	2 – 35 years
Fresno — West	CA	(1)	818	8,277	91	818	8,367	9,186	830	Nov-98	Jun-07	2 – 36 years
Livermore — Airway Blvd.	CA	(1)	2,721	6,931	96	2,721	7,027	9,747	684	Jan-98	Jun-07	2 – 39 years
Los Angeles — Arcadia	CA	(1)	6,684	12,442	101	6,684	12,544	19,228	1,142	Apr-98	Jun-07	2 – 39 years
Los Angeles — Burbank Airport	CA	(1)	5,508	26,173	534	5,508	26,509	32,017	2,029	Dec-01	Jun-07	2 – 42 years
Los Angeles — Carson	CA	(1)	7,297	6,453	163	7,297	6,577	13,874	574	N/A	Jun-07	2 – 42 years
Los Angeles — Chino Valley	CA	(1)	1,236	11,591	39	1,236	11,630	12,866	986	Jul-04	Jun-07	2 – 42 years
Los Angeles — La Mirada	CA	(1)	5,737	9,560	93	5,737	9,652	15,390	1,148	Jun-98	Jun-07	2 – 39 years
Los Angeles — LAX Airport	CA	(1)	5,174	25,184	738	5,174	25,734	30,907	2,059	May-99	Jun-07	2 – 40 years
Los Angeles — Long Beach	CA	(1)	3,952	21,782	178	3,952	21,910	25,862	1,895	Nov-97	Jun-07	2 – 38 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Los Angeles — Northridge	CA	(1)	7,297	16,976	43	7,297	17,018	24,315	1,410	Jul-05	Jun-07	2 – 43 years
Los Angeles — Ontario Airport	CA	(1)	1,580	18,379	230	1,580	18,569	20,149	1,633	May-97	Jun-07	2 – 38 years
Los Angeles — San Dimas	CA	(1)	7,241	6,397	137	7,241	6,490	13,732	589	Feb-99	Jun-07	2 – 37 years
Los Angeles — Simi Valley	CA	(1)	973	14,733	61	973	14,794	15,767	1,217	Dec-04	Jun-07	2 – 42 years
Los Angeles — South	CA	(1)	6,239	9,179	112	6,239	9,291	15,530	866	Dec-98	Jun-07	2 – 39 years
Los Angeles — Torrance	CA	(1)	4,790	16,336	216	4,790	16,492	21,283	1,427	Dec-97	Jun-07	2 – 38 years
Los Angeles — Torrance Harbor Gateway	CA	(1)	6,573	13,324	201	6,573	13,477	20,050	1,198	Aug-99	Jun-07	2 – 37 years
Los Angeles — Valencia	CA	(1)	13,647	3,979	136	13,647	4,075	17,722	390	Mar-00	Jun-07	2 – 38 years
Los Angeles — Woodland Hills	CA	(1)	7,687	17,345	512	7,687	17,664	25,351	1,341	May-00	Jun-07	2 – 41 years
Oakland — Alameda	CA	(1)	3,287	18,528	131	3,287	18,625	21,912	1,617	Nov-00	Jun-07	2 – 38 years
Oakland — Alameda Airport	CA	(1)	3,174	10,711	97	3,174	10,808	13,982	926	Jul-99	Jun-07	2 – 42 years
Oakland — Emeryville	CA	(1)	3,401	19,216	377	3,401	19,514	22,915	1,657	Jun-02	Jun-07	2 – 39 years
Orange County — Anaheim Convention Center	CA	(1)	7,369	5,260	246	7,369	5,459	12,828	487	Feb-01	Jun-07	2 – 39 years
Orange County — Anaheim Hills	CA	(1)	8,427	3,514	169	8,427	3,626	12,053	307	Mar-02	Jun-07	2 – 40 years
Orange County — Huntington Beach	CA	(1)	3,260	13,364	62	3,260	13,426	16,686	1,148	Dec-98	Jun-07	2 – 41 years
Orange County — John Wayne Airport	CA	(1)	3,909	28,445	306	3,909	28,628	32,537	2,370	Mar-01	Jun-07	2 – 39 years
Orange County — Katella Ave.	CA	(1)	2,862	14,274	157	2,862	14,390	17,252	1,202	Sep-01	Jun-07	2 – 39 years
Orange County — Lake Forest	CA	(1)	4,249	11,293	243	4,249	11,492	15,741	1,121	Sep-99	Jun-07	2 – 35 years
Orange County — Yorba Linda	CA	(1)	3,024	7,624	118	3,024	7,718	10,742	645	May-03	Jun-07	2 – 41 years
Palm Springs — Airport	CA	(1)	3,416	10,058	81	3,416	10,139	13,555	866	Jan-03	Jun-07	2 – 41 years
Pleasant Hill — Buskirk Ave.	CA	(1)	4,050	14,308	225	4,050	14,485	18,535	1,263	Aug-97	Jun-07	2 – 38 years
Pleasanton — Chabot Dr.	CA	(1)	2,471	8,899	136	2,471	9,036	11,507	772	Mar-98	Jun-07	2 – 41 years
Richmond — Hilltop Mall	CA	(1)	3,078	9,918	144	3,078	10,023	13,101	879	Aug-00	Jun-07	2 – 38 years
Sacramento — Arden Way	CA	(1)	1,473	9,945	217	1,473	10,111	11,584	976	Aug-97	Jun-07	2 – 35 years
Sacramento — Elk Grove	CA	(1)	1,192	10,643	166	1,192	10,774	11,967	881	May-03	Jun-07	2 – 41 years
Sacramento — Northgate	CA	(1)	1,543	6,004	234	1,543	6,196	7,739	617	Mar-97	Jun-07	2 – 35 years
Sacramento — Point East Dr.	CA	(1)	1,473	6,944	98	1,473	7,042	8,515	666	Nov-98	Jun-07	2 – 39 years
Sacramento — Roseville	CA	(1)	4,658	12,347	65	4,658	12,412	17,070	1,118	Aug-98	Jun-07	2 – 39 years
Sacramento — Vacaville	CA	(1)	609	8,195	151	609	8,311	8,920	694	Feb-02	Jun-07	2 – 40 years
Sacramento — West Sacramento	CA	(1)	839	9,450	134	839	9,545	10,384	794	Jul-04	Jun-07	2 – 42 years
Sacramento — White Rock Rd.	CA	(1)	2,104	7,780	208	2,104	7,939	10,044	771	Jun-97	Jun-07	2 – 35 years
San Diego — Carlsbad Village by the Sea	CA	(1)	3,570	14,356	202	3,570	14,520	18,089	1,205	Sep-02	Jun-07	2 – 40 years
San Diego — Hotel Circle	CA	(1)	5,799	26,829	69	5,799	26,898	32,697	2,344	Nov-99	Jun-07	2 – 40 years
San Diego — Mission Valley — Stadium	CA	(1)	7,137	10,249	161	7,137	10,374	17,511	874	Jun-02	Jun-07	2 – 40 years
San Diego — Oceanside	CA	(1)	1,747	15,237	80	1,747	15,317	17,064	1,344	Jan-99	Jun-07	2 – 40 years
San Francisco — Belmont	CA	(1)	3,470	11,222	177	3,470	11,339	14,809	914	Apr-03	Jun-07	2 – 41 years
San Jose — Downtown	CA	(1)	7,233	18,779	75	7,233	18,855	26,087	1,494	Jan-00	Jun-07	2 – 43 years
San Jose — Milpitas	CA	(1)	6,819	9,526	66	6,819	9,592	16,411	938	Jan-98	Jun-07	2 – 39 years
San Jose — Morgan Hill	CA	(1)	4,340	3,877	55	4,340	3,932	8,272	401	Dec-98	Jun-07	2 – 39 years
San Jose — Santa Clara	CA	(1)	4,960	8,060	141	4,960	8,164	13,124	690	Mar-01	Jun-07	2 – 39 years
San Jose — South — Edenvale	CA	(1)	5,373	6,764	192	5,373	6,911	12,284	615	Nov-00	Jun-07	2 – 38 years
San Jose — South — Edenvale	CA	(1)	5,373	8,651	59	5,373	8,710	14,082	749	Dec-00	Jun-07	2 – 43 years
San Rafael — Francisco Blvd East	CA	(1)	2,189	20,759	317	2,199	21,066	23,265	1,823	Apr-07	Jun-07	2 – 43 years
San Ramon — Bishop Ranch	CA	(1)	5,184	8,594	176	5,184	8,719	13,903	768	Nov-00	Jun-07	2 – 38 years
Santa Barbara — Calle Real	CA	(1)	1,268	24,564	305	1,268	24,789	26,057	2,196	Jan-98	Jun-07	2 – 36 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Santa Rosa — North	CA	(1)	1,887	12,303	203	1,887	12,439	14,326	1,064	Jun-00	Jun-07	2 – 38 years
Santa Rosa — South	CA	(1)	1,398	9,718	150	1,398	9,828	11,226	938	Jun-97	Jun-07	2 – 35 years
Stockton — March Lane	CA	(1)	618	10,566	83	618	10,637	11,255	925	Sep-01	Jun-07	2 – 39 years
Stockton — Tracy	CA	(1)	683	9,023	152	683	9,139	9,822	748	Jun-03	Jun-07	2 – 41 years
Temecula — Wine Country	CA	(1)	1,473	14,761	104	1,473	14,865	16,338	1,258	Apr-02	Jun-07	2 – 40 years
Union City — Dyer St.	CA	(1)	2,834	11,567	153	2,834	11,720	14,554	1,025	Dec-99	Jun-07	2 – 40 years
Colorado Springs — Airport	CO	(1)	950	5,465	133	950	5,598	6,548	563	Nov-98	Jun-07	2 – 36 years
Colorado Springs — West	CO	(1)	1,365	5,041	50	1,365	5,080	6,445	520	Sep-98	Jun-07	2 – 39 years
Denver — Airport — Aurora	CO	(1)	1,111	3,798	90	1,111	3,887	4,998	399	Dec-98	Jun-07	2 – 39 years
Denver — Aurora	CO	(1)	1,357	8,293	130	1,357	8,424	9,781	802	Oct-04	Jun-07	2 – 43 years
Denver — Cherry Creek	CO	(1)	1,388	4,522	84	1,388	4,606	5,994	425	Jul-98	Jun-07	2 – 41 years
Denver — Lakewood South	CO	(1)	1,010	5,038	65	1,010	5,103	6,113	572	Nov-96	Jun-07	2 – 34 years
Denver — Lakewood West	CO	(1)	797	7,653	167	797	7,819	8,616	785	Jan-97	Jun-07	2 – 35 years
Denver — Park Meadows	CO	(1)	673	6,976	51	673	7,026	7,700	637	Jun-02	Jun-07	2 – 40 years
Denver — Tech Center — North	CO	(1)	2,170	2,491	94	2,170	2,585	4,755	354	Oct-04	Jun-07	2 – 43 years
Denver — Tech Center South	CO	(1)	1,415	3,490	30	1,415	3,520	4,934	377	Aug-98	Jun-07	2 – 41 years
Denver — Thornton	CO	(1)	873	4,440	75	873	4,515	5,388	462	Mar-99	Jun-07	2 – 37 years
Denver — Westminster	CO	(1)	989	9,406	113	989	9,519	10,508	858	Jan-00	Jun-07	2 – 38 years
Hartford — Farmington	CT	(1)	1,577	13,308	73	1,577	13,380	14,957	1,172	Dec-98	Jun-07	2 – 41 years
Hartford — Manchester	CT	(1)	1,536	11,915	60	1,536	11,975	13,511	1,050	Dec-01	Jun-07	2 – 39 years
Hartford — Meriden	CT	(1)	3,668	4,780	44	3,668	4,825	8,492	446	Oct-02	Jun-07	2 – 40 years
Daytona Beach — International Speedway	FL	(1)	874	8,571	38	874	8,608	9,483	750	Aug-98	Jun-07	2 – 41 years
Destin — US 98 - Emerald Coast Pkwy.	FL	(1)	4,475	8,186	100	4,455	8,306	12,762	784	Aug-06	Jun-07	2 – 43 years
Fort Lauderdale — Commercial Blvd.	FL	(1)	3,971	11,499	210	3,971	11,709	15,680	1,016	Mar-99	Jun-07	2 – 40 years
Fort Lauderdale — Convention Center — Marina	FL	(1)	3,357	14,990	114	3,357	15,104	18,461	1,307	Jul-99	Jun-07	2 – 40 years
Fort Lauderdale — Cypress Creek — Andrews Ave.	FL	(1)	4,278	8,018	100	4,278	8,119	12,397	739	Mar-98	Jun-07	2 – 39 years
Fort Lauderdale — Cypress Creek — NW 6th Way	FL	(1)	3,773	8,784	55	3,773	8,838	12,611	989	Apr-99	Jun-07	2 – 42 years
Fort Lauderdale — Cypress Creek — Park North	FL	(1)	5,505	17,136	136	5,505	17,272	22,777	1,979	Oct-04	Jun-07	2 – 43 years
Fort Lauderdale — Deerfield Beach	FL	(1)	4,278	10,365	218	4,278	10,531	14,809	918	Dec-97	Jun-07	2 – 38 years
Fort Lauderdale — Plantation	FL	(1)	8,700	11,199	301	8,700	11,395	20,096	956	Mar-00	Jun-07	2 – 38 years
Gainesville — I-75	FL	(1)	518	15,218	168	518	15,334	15,853	1,452	Jul-97	Jun-07	2 – 35 years
Jacksonville — Butler Blvd.	FL	(1)	3,012	5,993	87	3,012	6,080	9,091	583	May-97	Jun-07	2 – 38 years
Jacksonville — Butler Blvd.	FL	(1)	2,485	5,986	335	2,485	6,321	8,806	810	Jul-98	Jun-07	2 – 41 years
Jacksonville — Deerwood Park	FL	(1)	2,892	8,985	84	2,892	9,069	11,961	1,277	Oct-04	Jun-07	2 – 43 years
Jacksonville — Riverwalk	FL	(1)	1,720	10,500	98	1,720	10,598	12,318	964	Feb-00	Jun-07	2 – 38 years
Melbourne — Airport	FL	(1)	2,059	13,890	46	2,059	13,936	15,995	1,591	Oct-98	Jun-07	2 – 41 years
Miami — Airport — Doral	FL	(1)	4,214	15,324	75	4,214	15,399	19,613	1,567	Mar-02	Jun-07	2 – 43 years
Miami — Airport at Doral	FL	(1)	3,575	16,384	446	3,575	16,666	20,241	1,253	Feb-01	Jun-07	2 – 42 years
Miami — Brickell — Port of Miami	FL	(1)	2,556	17,632	563	2,556	17,999	20,556	1,355	Jun-01	Jun-07	2 – 42 years
Miami — Coral Gables	FL	(1)	1,986	15,336	519	1,986	15,834	17,820	1,323	Oct-01	Jun-07	2 – 42 years
Orlando — Convention Center — Pointe Orlando	FL	(1)	2,319	12,308	96	2,319	12,404	14,723	1,067	Jul-98	Jun-07	2 – 41 years
Orlando — Convention Center — Westwood Blvd.	FL	(1)	2,435	4,697	165	2,435	4,816	7,252	436	Nov-97	Jun-07	2 – 38 years
Orlando — Convention Center — Westwood Blvd.	FL	(1)	2,034	6,584	60	2,034	6,644	8,678	817	Oct-99	Jun-07	2 – 42 years
Orlando — John Young Parkway	FL	(1)	3,069	7,888	112	3,069	8,000	11,069	1,032	Oct-04	Jun-07	2 – 43 years
Orlando — Lake Buena Vista	FL	(1)	3,113	8,772	132	3,113	8,875	11,988	730	Jul-98	Jun-07	2 – 41 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Orlando — Lake Mary	FL	(1)	1,245	4,760	271	1,245	4,996	6,241	449	Sep-00	Jun-07	2 – 38 years
Orlando — Maitland — Pembrook Dr.	FL	(1)	1,846	6,558	218	1,846	6,741	8,587	617	Jun-99	Jun-07	2 – 37 years
Orlando — Maitland — Pembrook Dr.	FL	(1)	1,846	7,249	115	1,846	7,365	9,211	785	Jan-00	Jun-07	2 – 43 years
Orlando — Maitland — Summit	FL	(1)	3,300	7,247	46	3,300	7,293	10,594	861	Oct-04	Jun-07	2 – 43 years
Orlando — Universal Studios	FL	(1)	2,007	6,751	62	2,007	6,813	8,820	904	Jun-98	Jun-07	2 – 41 years
Orlando — Universal Studios	FL	(1)	2,685	9,510	83	2,685	9,593	12,278	859	Feb-99	Jun-07	2 – 40 years
Orlando — University of Central Florida	FL	(1)	2,899	9,496	128	2,899	9,624	12,523	918	Jan-99	Jun-07	2 – 37 years
Pensacola — University Mall	FL	(1)	533	9,888	234	533	10,072	10,606	880	Sep-97	Jun-07	2 – 38 years
St. Petersburg — Clearwater	FL	(1)	3,912	5,514	68	3,761	5,733	9,494	542	Mar-98	Jun-07	2 – 39 years
Tallahassee — Killearn	FL	(1)	689	4,406	81	689	4,487	5,177	400	Jan-98	Jun-07	2 – 41 years
Tampa — Airport	FL	(1)	2,084	7,462	55	2,084	7,517	9,601	668	Mar-99	Jun-07	2 – 42 years
Tampa — Airport — N. West Shore Blvd.	FL	(1)	2,191	17,648	49	2,191	17,696	19,887	1,620	Oct-04	Jun-07	2 – 43 years
Tampa — Airport — West Shore	FL	(1)	2,183	9,964	154	2,183	10,077	12,260	835	Jan-03	Jun-07	2 – 41 years
Tampa — Temple Terrace	FL	(1)	1,977	9,593	163	1,977	9,717	11,694	855	Aug-97	Jun-07	2 – 38 years
West Palm Beach — Northpoint Corporate Park	FL	(1)	3,693	10,790	77	3,693	10,867	14,560	933	Nov-98	Jun-07	2 – 41 years
Atlanta — Alpharetta — Northpoint	GA	(1)	728	5,182	69	728	5,251	5,979	484	Jul-97	Jun-07	2 – 40 years
Atlanta — Alpharetta — Northpoint	GA	(1)	1,196	5,180	76	1,196	5,256	6,453	529	Oct-04	Jun-07	2 – 43 years
Atlanta — Alpharetta — Rock Mill Rd.	GA	(1)	1,571	4,912	65	1,571	4,977	6,548	494	Jun-99	Jun-07	2 – 37 years
Atlanta — Clairmont	GA	(1)	2,344	7,295	42	2,344	7,338	9,682	680	Apr-98	Jun-07	2 – 39 years
Atlanta — Gwinnett Place	GA	(1)	1,409	3,064	2,052	1,409	5,091	6,500	465	Sep-97	Jun-07	2 – 35 years
Atlanta — Gwinnett Place	GA	(1)	1,426	6,561	179	1,426	6,740	8,166	693	Jan-90	Jun-07	2 – 28 years
Atlanta — Jimmy Carter Blvd.	GA	(1)	2,658	4,579	101	2,658	4,679	7,337	601	Jan-96	Jun-07	2 – 34 years
Atlanta — Kennesaw	GA	(1)	2,098	1,955	71	2,098	2,026	4,124	222	Dec-97	Jun-07	2 – 40 years
Atlanta — Kennesaw	GA	(1)	2,258	3,699	58	2,258	3,757	6,015	398	Dec-98	Jun-07	2 – 39 years
Atlanta — Lawrenceville	GA	(1)	1,705	4,215	280	1,705	4,446	6,151	448	Jun-96	Jun-07	2 – 34 years
Atlanta — Lenox	GA	(1)	1,438	9,922	123	1,438	10,045	11,483	874	Sep-97	Jun-07	2 – 40 years
Atlanta — Marietta — Canton Road	GA	(1)	1,788	2,282	115	1,327	1,861	3,188	164	Aug-95	Jun-07	2 – 33 years
Atlanta — Marietta — Powers Ferry Rd.	GA	(1)	1,402	6,707	103	1,402	6,810	8,212	667	Jul-96	Jun-07	2 – 39 years
Atlanta — Marietta — Windy Hill	GA	(1)	3,302	3,557	97	3,302	3,654	6,957	433	Jan-98	Jun-07	2 – 39 years
Atlanta — Marietta — Windy Hill — Int. N. Pkwy.	GA	(1)	3,128	5,906	85	3,128	5,991	9,119	756	Oct-04	Jun-07	2 – 43 years
Atlanta — Morrow	GA	(1)	754	9,761	39	754	9,801	10,554	930	Jun-98	Jun-07	2 – 39 years
Atlanta — Norcross	GA	(1)	1,562	2,628	164	1,562	2,791	4,353	381	Feb-96	Jun-07	2 – 34 years
Atlanta — Peachtree Corners	GA	(1)	1,715	4,415	92	458	1,413	1,872	72	Mar-97	Jun-07	2 – 40 years
Atlanta — Perimeter	GA	(1)	1,512	4,303	65	1,512	4,368	5,881	421	Apr-00	Jun-07	2 – 38 years
Atlanta — Perimeter	GA	(1)	1,063	7,899	145	1,063	8,004	9,067	746	Jan-97	Jun-07	2 – 40 years
Atlanta — Riverdale	GA	(1)	578	4,119	317	449	3,353	3,801	127	Feb-96	Jun-07	2 – 34 years
Atlanta — Vinings	GA	(1)	2,339	7,414	70	2,339	7,484	9,823	1,044	Dec-97	Jun-07	2 – 40 years
Columbus — Airport	GA	(1)	934	9,709	183	934	9,848	10,782	935	Jan-97	Jun-07	2 – 35 years
Columbus — Bradley Park	GA	(1)	700	8,568	159	700	8,682	9,382	746	Jun-00	Jun-07	2 – 38 years
Macon — North	GA	(1)	419	5,681	52	419	5,733	6,153	531	Mar-98	Jun-07	2 – 41 years
Savannah — Midtown	GA	(1)	356	13,486	67	356	13,553	13,909	1,193	Jul-01	Jun-07	2 – 39 years
Des Moines — Urbandale	IA	(1)	731	5,913	153	731	6,020	6,751	582	Jan-99	Jun-07	2 – 37 years
Des Moines — West Des Moines	IA	(1)	722	4,166	102	722	4,268	4,989	416	Dec-97	Jun-07	2 – 40 years
Boise — Airport	ID	(1)	779	8,263	148	779	8,386	9,165	775	Jan-97	Jun-07	2 – 38 years
Bloomington — Normal	IL	(1)	1,181	7,812	129	1,181	7,901	9,082	687	Dec-01	Jun-07	2 – 39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Champaign — Urbana	IL	(1)	1,315	7,583	31	1,315	7,615	8,930	700	Sep-98	Jun-07	2 – 39 years
Chicago — Buffalo Grove — Deerfield	IL	(1)	1,298	11,779	61	1,298	11,840	13,138	1,107	May-97	Jun-07	2 – 39 years
Chicago — Burr Ridge	IL	(1)	2,281	10,511	198	2,281	10,656	12,937	974	Nov-96	Jun-07	2 – 37 years
Chicago — Darien	IL	(1)	1,871	7,837	172	1,871	7,948	9,819	716	Mar-99	Jun-07	2 – 37 years
Chicago — Downers Grove	IL	(1)	2,890	9,757	242	2,890	9,937	12,827	950	May-96	Jun-07	2 – 37 years
Chicago — Elmhurst	IL	(1)	1,924	8,048	152	1,924	8,163	10,087	761	Aug-97	Jun-07	2 – 38 years
Chicago — Gurnee	IL	(1)	1,045	5,388	162	1,045	5,549	6,594	548	Jan-97	Jun-07	2 – 38 years
Chicago — Hanover Park	IL	(1)	4,639	5,507	174	4,639	5,638	10,277	554	Jun-99	Jun-07	2 – 37 years
Chicago — Hillside	IL	(1)	1,727	7,515	236	1,727	7,693	9,420	719	Nov-99	Jun-07	2 – 37 years
Chicago — Itasca	IL	(1)	1,825	8,600	175	1,825	8,724	10,549	809	Nov-96	Jun-07	2 – 37 years
Chicago — Lansing	IL	(1)	1,587	5,481	85	1,587	5,566	7,153	613	Nov-98	Jun-07	2 – 36 years
Chicago — Lisle	IL	(1)	2,076	4,549	125	2,076	4,636	6,712	420	Jun-00	Jun-07	2 – 38 years
Chicago — Lombard — Oak Brook	IL	(1)	2,130	7,474	75	2,130	7,549	9,679	708	Mar-98	Jun-07	2 – 41 years
Chicago — Midway	IL	(1)	1,741	14,613	60	1,741	14,673	16,414	1,241	Jul-03	Jun-07	2 – 41 years
Chicago — Naperville	IL	(1)	3,346	8,824	249	3,346	9,024	12,370	855	Nov-96	Jun-07	2 – 37 years
Chicago — O’Hare	IL	(1)	1,674	10,602	69	1,674	10,670	12,344	991	Mar-98	Jun-07	2 – 39 years
Chicago — O’Hare	IL	(1)	1,674	10,933	50	1,674	10,984	12,657	923	Apr-99	Jun-07	2 – 42 years
Chicago — Rolling Meadows	IL	(1)	1,607	5,582	241	1,607	5,774	7,381	530	Oct-96	Jun-07	2 – 37 years
Chicago — Romeoville	IL	(1)	1,288	9,062	156	1,288	9,178	10,467	859	Oct-98	Jun-07	2 – 36 years
Chicago — Schaumburg	IL	(1)	2,285	6,476	164	2,285	6,591	8,876	797	Feb-02	Jun-07	2 – 40 years
Chicago — Skokie	IL	(1)	1,660	18,990	297	1,660	19,259	20,919	1,727	Jul-00	Jun-07	2 – 38 years
Chicago — Vernon Hills — Lake Forest	IL	(1)	1,591	9,466	162	1,591	9,574	11,165	863	Oct-00	Jun-07	2 – 38 years
Chicago — Waukegan	IL	(1)	898	3,206	101	898	3,307	4,205	354	Nov-97	Jun-07	2 – 35 years
Chicago — Woodfield Mall	IL	(1)	997	8,633	174	997	8,766	9,764	786	Mar-99	Jun-07	2 – 37 years
Peoria — North	IL	(1)	1,342	7,891	137	1,342	7,987	9,329	687	Dec-01	Jun-07	2 – 39 years
Rockford — East	IL	(1)	1,213	6,477	53	1,213	6,531	7,744	592	Nov-97	Jun-07	2 – 40 years
Rockford — East	IL	(1)	1,503	8,210	152	1,503	8,314	9,817	744	Sep-97	Jun-07	2 – 38 years
St. Louis — O’ Fallon, IL	IL	(1)	1,417	7,925	54	1,417	7,978	9,396	729	Sep-98	Jun-07	2 – 39 years
Evansville — East	IN	(1)	113	5,327	46	113	5,373	5,486	499	Feb-97	Jun-07	2 – 40 years
Fort Wayne — North	IN	(1)	998	2,054	124	998	2,178	3,176	240	Dec-96	Jun-07	2 – 39 years
Fort Wayne — South	IN	(1)	2,191	3,917	157	2,191	4,030	6,221	402	Sep-97	Jun-07	2 – 38 years
Indianapolis — Airport	IN	(1)	282	6,830	101	282	6,930	7,212	705	Oct-98	Jun-07	2 – 36 years
Indianapolis — Airport — W. Southern Ave.	IN	(1)	359	10,159	92	359	10,251	10,610	1,009	Oct-04	Jun-07	2 – 43 years
Indianapolis — Castleton	IN	(1)	124	8,355	73	124	8,428	8,552	798	Sep-99	Jun-07	2 – 37 years
Indianapolis — North	IN	(1)	1,037	3,490	167	1,037	3,657	4,694	426	Aug-90	Jun-07	2 – 31 years
Indianapolis — Northwest — College Park	IN	(1)	87	3,994	274	35	1,801	1,836	61	Mar-91	Jun-07	2 – 32 years
Indianapolis — Northwest — I-465	IN	(1)	343	10,883	209	343	11,091	11,435	1,080	Oct-04	Jun-07	2 – 43 years
Merrillville — US Rte. 30	IN	(1)	1,232	6,901	171	1,232	7,024	8,256	675	Nov-96	Jun-07	2 – 37 years
South Bend — Mishawaka	IN	(1)	496	5,034	79	151	1,744	1,895	70	Sep-97	Jun-07	2 – 40 years
South Bend — Mishawaka	IN	(1)	487	8,786	56	487	8,842	9,328	784	Dec-01	Jun-07	2 – 39 years
Kansas City — Lenexa — 87th St.	KS	(1)	1,225	5,189	114	1,225	5,303	6,529	964	Oct-04	Jun-07	2 – 43 years
Kansas City — Lenexa — 95th St.	KS	(1)	2,049	1,981	157	2,049	2,139	4,188	283	May-96	Jun-07	2 – 34 years
Kansas City — Overland Park	KS	(1)	1,184	8,297	172	1,184	8,423	9,607	785	Sep-97	Jun-07	2 – 38 years
Kansas City — Overland Park — Metcalf	KS	(1)	918	12,538	105	918	12,643	13,561	1,805	Oct-04	Jun-07	2 – 43 years
Wichita — East	KS	(1)	382	6,188	68	382	6,255	6,637	574	Dec-97	Jun-07	2 – 40 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Cincinnati — Covington	KY	(1)	1,206	8,045	151	1,206	8,164	9,371	743	Dec-97	Jun-07	2 – 38 years
Cincinnati — Florence	KY	(1)	682	2,479	122	682	2,601	3,283	276	Sep-96	Jun-07	2 – 39 years
Cincinnati — Florence	KY	(1)	1,046	6,363	136	1,046	6,498	7,545	627	Oct-97	Jun-07	2 – 38 years
Lexington — Nicholasville Road	KY	(1)	1,336	7,347	262	1,336	7,565	8,900	763	Sep-96	Jun-07	2 – 34 years
Lexington — Patchen Village	KY	(1)	521	2,291	122	521	2,414	2,935	316	July-86	Jun-07	2 – 27 years
Lexington — Tates Creek	KY	(1)	831	3,159	98	831	3,257	4,088	422	Aug-87	Jun-07	2 – 28 years
Louisville — Dutchman	KY	(1)	851	6,153	131	851	6,283	7,134	678	Oct-96	Jun-07	2 – 34 years
Louisville — Hurstbourne	KY	(1)	735	2,256	144	735	2,400	3,135	308	Dec-88	Jun-07	2 – 29 years
Louisville — St. Matthews	KY	(1)	870	1,634	106	870	1,740	2,610	226	Apr-89	Jun-07	2 – 30 years
Baton Rouge — Citiplace	LA	(1)	950	17,363	84	950	17,447	18,397	1,517	Oct-01	Jun-07	2 – 39 years
Baton Rouge — Sherwood Forest	LA	(1)	920	7,440	127	920	7,567	8,488	747	Jun-98	Jun-07	2 – 36 years
Lafayette — Airport	LA	(1)	617	11,838	67	617	11,905	12,521	1,141	Nov-98	Jun-07	2 – 36 years
Lake Charles — Sulphur	LA	(1)	469	14,445	371	469	14,816	15,285	1,409	Aug-97	Jun-07	2 – 35 years
New Orleans — Kenner	LA	(1)	1,363	20,714	207	1,363	20,860	22,223	1,998	Mar-01	Jun-07	2 – 39 years
New Orleans — Metairie	LA	(1)	590	19,352	89	590	19,441	20,031	1,683	Aug-98	Jun-07	2 – 39 years
Shreveport — Bossier City	LA	(1)	943	6,016	236	943	6,252	7,196	639	Sep-97	Jun-07	2 – 35 years
Boston — Braintree	MA	(1)	2,340	17,488	156	2,340	17,591	19,931	1,443	Mar-02	Jun-07	2 – 40 years
Boston — Danvers	MA	(1)	2,393	5,770	94	2,393	5,864	8,257	573	Feb-98	Jun-07	2 – 39 years
Boston — Norton	MA	(1)	880	7,009	116	880	7,086	7,965	603	Aug-03	Jun-07	2 – 41 years
Boston — Tewksbury	MA	(1)	2,677	5,165	249	2,677	5,357	8,034	464	Jun-01	Jun-07	2 – 39 years
Boston — Waltham	MA	(1)	2,548	17,575	66	2,548	17,641	20,190	1,521	Jun-99	Jun-07	2 – 42 years
Boston — Westborough	MA	(1)	1,061	13,032	61	1,061	13,094	14,155	1,225	Mar-01	Jun-07	2 – 43 years
Boston — Westborough	MA	(1)	1,356	6,066	175	1,356	6,209	7,565	551	Jan-01	Jun-07	2 – 39 years
Boston — Westborough — Computer Dr.	MA	(1)	1,321	10,650	93	1,321	10,744	12,065	902	Jun-98	Jun-07	2 – 41 years
Boston — Woburn	MA	(1)	3,213	7,264	103	3,213	7,368	10,580	631	May-98	Jun-07	2 – 41 years
Annapolis — Naval Academy	MD	(1)	1,413	8,651	143	1,413	8,749	10,162	708	Dec-04	Jun-07	2 – 42 years
Baltimore — Bel Air	MD	(1)	1,212	9,772	31	1,212	9,803	11,015	846	Nov-04	Jun-07	2 – 42 years
Baltimore — BWI Airport	MD	(1)	1,749	15,216	243	1,749	15,410	17,159	1,341	Jun-97	Jun-07	2 – 38 years
Baltimore — Glen Burnie	MD	(1)	1,079	16,358	136	1,079	16,444	17,523	1,299	Nov-04	Jun-07	2 – 42 years
Baltimore — Timonium	MD	(1)	1,844	12,915	46	1,844	12,961	14,806	1,406	Jun-98	Jun-07	2 – 39 years
Columbia — Columbia 100 Parkway	MD	(1)	1,260	14,295	202	1,260	14,450	15,710	1,269	Oct-97	Jun-07	2 – 38 years
Columbia — Columbia Corporate Park	MD	(1)	1,593	17,500	69	1,593	17,569	19,162	1,618	Oct-04	Jun-07	2 – 43 years
Columbia — Gateway Drive	MD	(1)	1,481	9,175	61	1,481	9,236	10,717	816	Dec-97	Jun-07	2 – 40 years
Columbia — Laurel	MD	(1)	1,094	15,203	35	1,094	15,238	16,331	1,267	Dec-04	Jun-07	2 – 42 years
Frederick — Westview Dr.	MD	(1)	888	14,760	142	888	14,858	15,746	1,313	Mar-99	Jun-07	2 – 37 years
Lexington Park — Pax River	MD	(1)	1,151	10,340	132	1,151	10,431	11,582	923	Jan-00	Jun-07	2 – 38 years
Washington, D.C. — Gaithersburg	MD	(1)	4,428	7,903	202	4,428	8,057	12,486	726	Mar-99	Jun-07	2 – 37 years
Washington, D.C. — Gaithersburg	MD	(1)	4,428	9,949	155	4,428	10,104	14,532	870	Feb-99	Jun-07	2 – 42 years
Washington, D.C. — Germantown	MD	(1)	3,105	7,735	164	3,105	7,856	10,961	701	Jan-99	Jun-07	2 – 37 years
Washington, D.C. — Landover	MD	(1)	2,808	15,084	49	2,808	15,134	17,941	1,336	Jul-98	Jun-07	2 – 39 years
Portland — Scarborough	ME	(1)	826	7,399	32	826	7,431	8,257	661	Aug-01	Jun-07	2 – 39 years
Detroit — Ann Arbor	MI	(1)	3,253	2,498	77	3,253	2,575	5,828	361	May-97	Jun-07	2 – 38 years
Detroit — Ann Arbor	MI	(1)	876	2,891	59	876	2,951	3,827	308	Dec-97	Jun-07	2 – 40 years
Detroit — Auburn Hills	MI	(1)	1,478	2,991	107	1,478	3,098	4,576	644	Feb-97	Jun-07	2 – 38 years
Detroit — Auburn Hills — Featherstone Rd.	MI	(1)	1,774	3,016	63	1,774	3,080	4,853	345	Oct-04	Jun-07	2 – 43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Detroit — Canton	MI	(1)	1,518	4,103	102	1,518	4,205	5,723	405	Jul-01	Jun-07	2 – 39 years
Detroit — Dearborn	MI	(1)	1,115	7,537	52	1,115	7,588	8,703	666	Mar-02	Jun-07	2 – 43 years
Detroit — Farmington Hills	MI	(1)	1,596	3,041	81	1,596	3,122	4,718	328	Jun-97	Jun-07	2 – 38 years
Detroit — Livonia	MI	(1)	1,601	2,364	91	1,601	2,456	4,057	260	Aug-98	Jun-07	2 – 39 years
Detroit — Madison Heights	MI	(1)	1,715	2,256	91	1,715	2,347	4,062	278	May-97	Jun-07	2 – 38 years
Detroit — Metropolitan Airport	MI	(1)	1,380	5,444	56	1,380	5,500	6,881	518	Dec-01	Jun-07	2 – 42 years
Detroit — Novi	MI	(1)	1,667	6,792	90	1,667	6,882	8,549	664	Jan-97	Jun-07	2 – 38 years
Detroit — Novi	MI	(1)	1,833	4,744	67	1,833	4,811	6,644	836	Sep-00	Jun-07	2 – 43 years
Detroit — Roseville	MI	(1)	2,148	3,036	97	2,148	3,134	5,282	346	Nov-01	Jun-07	2 – 39 years
Detroit — Southfield	MI	(1)	1,626	3,392	52	1,626	3,444	5,070	344	Nov-02	Jun-07	2 – 40 years
Detroit — Sterling Heights	MI	(1)	1,926	2,299	75	1,926	2,375	4,300	284	Nov-97	Jun-07	2 – 38 years
Detroit — Warren	MI	(1)	2,296	4,484	41	2,296	4,524	6,820	727	Nov-97	Jun-07	2 – 40 years
Grand Rapids — Kentwood	MI	(1)	2,664	4,041	79	2,664	4,120	6,784	467	Sep-98	Jun-07	2 – 36 years
Minneapolis — Airport — Eagan	MN	(1)	939	8,272	64	939	8,336	9,275	825	Sep-97	Jun-07	2 – 38 years
Minneapolis — Bloomington	MN	(1)	1,794	6,099	134	1,794	6,233	8,026	607	Apr-98	Jun-07	2 – 39 years
Minneapolis — Brooklyn Center	MN	(1)	1,693	7,067	73	1,693	7,140	8,833	701	Nov-98	Jun-07	2 – 36 years
Minneapolis — Eden Prairie	MN	(1)	1,895	4,482	94	1,895	4,576	6,471	458	Jan-98	Jun-07	2 – 39 years
Minneapolis — Maple Grove	MN	(1)	3,114	7,554	118	3,114	7,672	10,786	742	Jan-98	Jun-07	2 – 39 years
Minneapolis — Woodbury	MN	(1)	2,355	6,320	134	2,355	6,455	8,810	648	May-99	Jun-07	2 – 37 years
Rochester — North	MN	(1)	919	5,160	41	919	5,202	6,120	491	Sep-01	Jun-07	2 – 39 years
Rochester — South	MN	(1)	861	5,275	39	861	5,314	6,176	505	Oct-01	Jun-07	2 – 39 years
Columbia — Stadium Blvd.	MO	(1)	980	5,269	38	980	5,306	6,287	476	Sep-03	Jun-07	2 – 39 years
Kansas City — Airport	MO	(1)	698	3,009	75	698	3,084	3,782	344	Jan-97	Jun-07	2 – 38 years
Kansas City — Independence	MO	(1)	424	3,223	73	424	3,296	3,720	594	Jan-97	Jun-07	2 – 35 years
Kansas City — Northeast — Worlds of Fun	MO	(1)	495	4,170	84	495	4,254	4,749	587	Jan-99	Jun-07	2 – 40 years
Kansas City — South	MO	(1)	638	3,913	81	638	3,994	4,631	426	Jun-97	Jun-07	2 – 38 years
Springfield — South	MO	(1)	1,113	7,873	70	1,113	7,943	9,056	729	Oct-97	Jun-07	2 – 38 years
St. Louis — Airport	MO	(1)	813	2,172	162	469	1,402	1,871	72	Jun-92	Jun-07	2 – 35 years
St. Louis — Airport	MO	(1)	878	4,657	105	878	4,762	5,639	484	Nov-96	Jun-07	2 – 37 years
St. Louis — Earth City	MO	(1)	1,160	2,586	99	1,160	2,685	3,845	293	Jun-97	Jun-07	2 – 40 years
St. Louis — St. Peters	MO	(1)	334	7,916	79	334	7,996	8,329	760	Jul-97	Jun-07	2 – 38 years
St. Louis — Westport	MO	(1)	782	3,289	153	782	3,442	4,224	359	Nov-94	Jun-07	2 – 37 years
St. Louis — Westport	MO	(1)	1,145	7,382	274	1,145	7,606	8,751	756	Aug-96	Jun-07	2 – 34 years
Jackson — East Beasley Road	MS	(1)	703	6,466	58	703	6,525	7,228	585	Jan-00	Jun-07	2 – 43 years
Jackson — North	MS	(1)	856	6,825	140	856	6,940	7,796	681	Oct-97	Jun-07	2 – 35 years
Jackson — Ridgeland	MS	(1)	981	4,841	55	981	4,897	5,878	453	Nov-96	Jun-07	2 – 39 years
Billings — West End	MT	(1)	1,199	8,909	59	1,199	8,953	10,153	791	Jul-03	Jun-07	2 – 41 years
Great Falls — Missouri River	MT	(1)	279	6,656	75	279	6,716	6,995	610	Mar-02	Jun-07	2 – 40 years
Asheville — Tunnel Rd.	NC	(1)	3,345	6,100	70	3,345	6,170	9,514	608	Feb-98	Jun-07	2 – 39 years
Charlotte — Pineville	NC	(1)	1,138	7,298	106	1,138	7,403	8,541	740	Feb-99	Jun-07	2 – 37 years
Charlotte — Pineville	NC	(1)	1,367	8,283	85	1,367	8,368	9,735	723	Sep-99	Jun-07	2 – 42 years
Charlotte — Tyvola Rd.	NC	(1)	1,448	2,029	74	1,448	2,104	3,551	240	May-95	Jun-07	2 – 38 years
Charlotte — Tyvola Rd.	NC	(1)	1,713	4,941	70	1,713	5,008	6,721	519	Oct-98	Jun-07	2 – 36 years
Charlotte — University Place	NC	(1)	925	2,894	159	403	1,467	1,870	71	Mar-96	Jun-07	2 – 39 years
Charlotte — University Place	NC	(1)	1,207	5,330	119	1,207	5,449	6,656	571	Apr-98	Jun-07	2 – 39 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Durham — Research Triangle Park	NC	(1)	—	2,869	79	—	2,947	2,947	311	Dec-96	Jun-07	2 – 39 years
Durham — Research Triangle Park	NC	(1)	4,091	3,071	59	4,091	3,131	7,222	445	Sep-98	Jun-07	2 – 41 years
Durham — Research Triangle Park — Miami Blvd. — N	NC	(1)	1,556	5,960	63	1,556	6,023	7,579	981	Sep-98	Jun-07	2 – 41 years
Durham — Research Triangle Park — Miami Blvd. — S	NC	(1)	1,955	7,823	141	1,955	7,964	9,919	1,194	Oct-04	Jun-07	2 – 43 years
Durham — University	NC	(1)	1,802	3,709	224	1,802	3,910	5,712	409	Oct-97	Jun-07	2 – 35 years
Fayetteville — Cross Creek Mall	NC	(1)	921	14,862	94	921	14,956	15,877	1,478	Jan-99	Jun-07	2 – 42 years
Fayetteville — Owen Dr.	NC	(1)	1,084	15,881	181	1,084	16,063	17,147	1,739	Jul-97	Jun-07	2 – 35 years
Greensboro — Airport	NC	(1)	377	6,954	46	377	7,000	7,377	908	Mar-99	Jun-07	2 – 42 years
Greensboro — Wendover Ave.	NC	(1)	300	3,153	123	148	1,724	1,872	72	Dec-95	Jun-07	2 – 38 years
Greensboro — Wendover Ave.	NC	(1)	566	8,570	181	566	8,709	9,275	1,025	Sep-96	Jun-07	2 – 34 years
Jacksonville — Camp Lejeune	NC	(1)	1,105	14,107	70	1,105	14,176	15,282	1,441	Oct-98	Jun-07	2 – 39 years
Raleigh — Cary — Harrison Ave.	NC	(1)	1,386	3,774	49	1,386	3,824	5,210	372	Sep-96	Jun-07	2 – 39 years
Raleigh — Cary — Regency Parkway	NC	(1)	1,685	6,760	38	1,685	6,798	8,483	685	Jan-98	Jun-07	2 – 39 years
Raleigh — Cary — Regency Parkway	NC	(1)	1,356	5,021	75	1,356	5,096	6,453	896	Jan-98	Jun-07	2 – 41 years
Raleigh — North Raleigh	NC	(1)	1,105	2,220	84	1,105	2,304	3,409	246	Dec-96	Jun-07	2 – 39 years
Raleigh — North Raleigh	NC	(1)	1,864	5,056	125	1,864	5,153	7,017	670	Dec-97	Jun-07	2 – 38 years
Raleigh — RDU Airport	NC	(1)	1,434	7,693	130	1,434	7,789	9,223	837	Sep-97	Jun-07	2 – 35 years
Wilmington — New Centre Drive	NC	(1)	1,250	11,213	76	1,250	11,289	12,539	1,232	Feb-98	Jun-07	2 – 39 years
Winston-Salem — Hanes Mall Blvd.	NC	(1)	425	7,785	246	425	7,993	8,418	996	Sep-96	Jun-07	2 – 34 years
Winston-Salem — University Parkway	NC	(1)	586	4,651	96	586	4,747	5,333	514	Jul-98	Jun-07	2 – 39 years
Omaha — West	NE	(1)	1,177	7,067	64	1,177	7,131	8,308	651	Dec-97	Jun-07	2 – 40 years
St. John’s — Downtown	NF	(1)	1,190	12,390	35	1,190	12,426	13,615	1,178	Jul-06	Jun-07	2 – 43 years
Boston — Nashua	NH	(1)	1,010	9,970	193	1,010	10,130	11,140	969	Dec-01	Jun-07	2 – 39 years
Edison — Raritan Center	NJ	(1)	1,224	11,860	60	1,224	11,920	13,144	1,170	Aug-97	Jun-07	2 – 38 years
Elizabeth — Newark Airport	NJ	(1)	—	17,020	135	—	17,156	17,156	1,576	Mar-02	Jun-07	2 – 40 years
Meadowlands — Rutherford	NJ	(1)	6,768	11,312	74	6,768	11,386	18,154	1,088	Dec-99	Jun-07	2 – 37 years
Mt. Olive — Budd Lake	NJ	(1)	1,518	6,879	82	1,518	6,962	8,480	765	May-03	Jun-07	2 – 41 years
Philadelphia — Cherry Hill	NJ	(1)	652	7,427	40	652	7,466	8,118	753	Jul-98	Jun-07	2 – 39 years
Philadelphia — Maple Shade	NJ	(1)	697	6,689	113	697	6,803	7,500	686	Dec-98	Jun-07	2 – 39 years
Philadelphia — Mt. Laurel	NJ	(1)	455	9,220	46	455	9,265	9,720	807	Jan-98	Jun-07	2 – 41 years
Philadelphia — Mt. Laurel	NJ	(1)	636	10,892	63	636	10,955	11,592	1,309	Mar-99	Jun-07	2 – 42 years
Piscataway — Rutgers University	NJ	(1)	738	11,303	68	738	11,370	12,108	1,129	Oct-98	Jun-07	2 – 41 years
Princeton — South Brunswick	NJ	(1)	943	9,576	105	943	9,681	10,624	916	Jun-99	Jun-07	2 – 37 years
Princeton — West Windsor	NJ	(1)	3,122	5,487	51	3,122	5,538	8,660	584	Dec-00	Jun-07	2 – 38 years
Ramsey — Upper Saddle River	NJ	(1)	2,103	12,577	40	2,103	12,617	14,720	1,089	Dec-01	Jun-07	2 – 39 years
Red Bank — Middletown	NJ	(1)	3,638	14,384	82	3,638	14,466	18,104	1,332	Dec-00	Jun-07	2 – 38 years
Secaucus — Meadowlands	NJ	(1)	1,143	25,700	102	1,143	25,803	26,945	2,269	Aug-02	Jun-07	2 – 40 years
Somerset — Franklin	NJ	(1)	732	11,816	49	732	11,865	12,597	1,044	Jun-01	Jun-07	2 – 39 years
Albuquerque — Airport	NM	(1)	1,083	5,352	76	1,083	5,428	6,511	491	Jan-99	Jun-07	2 – 42 years
Albuquerque — Northeast	NM	(1)	1,441	4,493	77	1,441	4,570	6,011	514	Jan-98	Jun-07	2 – 36 years
Albuquerque — Rio Rancho	NM	(1)	1,040	8,612	46	1,040	8,659	9,699	785	May-98	Jun-07	2 – 39 years
Albuquerque — Rio Rancho Blvd.	NM	(1)	1,174	10,658	95	1,174	10,753	11,927	1,348	Oct-04	Jun-07	2 – 43 years
Las Vegas — Boulder Highway	NV	(1)	2,636	6,743	281	2,636	6,965	9,602	752	Dec-92	Jun-07	2 – 30 years
Las Vegas — East Flamingo	NV	(1)	2,820	17,180	118	2,820	17,299	20,118	1,700	Oct-04	Jun-07	2 – 43 years
Las Vegas — Valley View	NV	(1)	3,370	18,430	156	3,370	18,586	21,956	2,581	Dec-95	Jun-07	2 – 33 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Reno — South Meadows	NV	(1)	3,005	14,751	134	3,005	14,843	17,848	1,220	Mar-02	Jun-07	2 – 40 years
Albany — Capital	NY	(1)	763	10,558	76	763	10,634	11,397	1,005	Nov-96	Jun-07	2 – 37 years
Buffalo — Amherst	NY	(1)	748	12,169	92	748	12,253	13,001	1,095	Sep-97	Jun-07	2 – 38 years
Fishkill — Poughkeepsie	NY	(1)	614	10,344	66	614	10,409	11,023	866	Feb-04	Jun-07	2 – 42 years
Long Island — Bethpage	NY	(1)	4,415	14,102	332	4,415	14,289	18,704	1,116	Jun-99	Jun-07	2 – 40 years
Long Island — Melville	NY	(1)	3,610	26,619	485	3,610	26,911	30,521	2,108	May-00	Jun-07	2 – 41 years
New York City — LaGuardia Airport	NY	(1)	3,444	33,105	444	3,444	33,396	36,841	2,606	Aug-01	Jun-07	2 – 42 years
Rochester — Greece	NY	(1)	1,719	9,038	77	1,719	9,115	10,835	883	Nov-96	Jun-07	2 – 37 years
Rochester — Henrietta	NY	(1)	1,169	9,787	215	1,169	9,955	11,124	907	Dec-96	Jun-07	2 – 37 years
Syracuse — Dewitt	NY	(1)	299	7,034	192	299	7,159	7,458	645	Dec-96	Jun-07	2 – 37 years
White Plains — Elmsford	NY	(1)	2,663	25,083	601	2,663	25,487	28,151	1,961	Dec-00	Jun-07	2 – 41 years
Akron — Copley	OH	(1)	492	2,246	82	313	1,556	1,869	70	Nov-96	Jun-07	2 – 39 years
Akron — Copley	OH	(1)	683	6,067	88	683	6,155	6,837	788	Feb-97	Jun-07	2 – 38 years
Cincinnati — Blue Ash — North	OH	(1)	2,225	2,399	45	2,225	2,445	4,670	771	Dec-98	Jun-07	2 – 41 years
Cincinnati — Blue Ash — South	OH	(1)	1,151	1,476	162	1,151	1,638	2,789	199	Dec-91	Jun-07	2 – 32 years
Cincinnati — Fairfield	OH	(1)	1,085	2,417	155	1,085	2,572	3,658	504	Jun-89	Jun-07	2 – 30 years
Cincinnati — Sharonville	OH	(1)	2,321	3,271	209	2,321	3,423	5,743	485	Jul-96	Jun-07	2 – 34 years
Cincinnati — Springdale — North	OH	(1)	2,194	4,680	263	2,194	4,899	7,092	580	Nov-96	Jun-07	2 – 34 years
Cincinnati — Springdale — South	OH	(1)	2,238	3,417	178	2,238	3,594	5,833	590	Nov-88	Jun-07	2 – 29 years
Cleveland — Airport — North Olmsted	OH	(1)	1,121	2,165	77	1,121	2,243	3,364	257	Sep-97	Jun-07	2 – 40 years
Cleveland — Beachwood	OH	(1)	1,133	6,470	71	1,133	6,541	7,675	741	Jan-02	Jun-07	2 – 40 years
Cleveland — Brooklyn	OH	(1)	821	7,486	98	821	7,583	8,404	715	Dec-99	Jun-07	2 – 37 years
Cleveland — Middleburg Heights	OH	(1)	861	1,819	152	861	1,971	2,832	205	Nov-97	Jun-07	2 – 40 years
Cleveland — Westlake	OH	(1)	1,430	2,399	62	1,430	2,461	3,891	412	Nov-97	Jun-07	2 – 40 years
Columbus — Dublin	OH	(1)	1,253	6,981	67	1,253	7,048	8,301	697	Jan-98	Jun-07	2 – 36 years
Columbus — East	OH	(1)	561	1,941	145	561	2,086	2,648	256	Aug-99	Jun-07	2 – 30 years
Columbus — Easton	OH	(1)	955	8,620	364	955	8,916	9,871	756	Mar-99	Jun-07	2 – 40 years
Columbus — North	OH	(1)	978	3,779	136	978	3,915	4,893	594	Jun-97	Jun-07	2 – 38 years
Columbus — Polaris	OH	(1)	1,962	11,578	86	1,962	11,663	13,625	1,367	Dec-98	Jun-07	2 – 43 years
Columbus — Sawmill Rd.	OH	(1)	500	2,857	146	500	3,003	3,503	510	May-90	Jun-07	2 – 31 years
Columbus — Tuttle	OH	(1)	676	5,142	75	676	5,217	5,893	748	Jun-98	Jun-07	2 – 43 years
Columbus — Worthington	OH	(1)	768	5,160	57	768	5,217	5,985	492	Dec-98	Jun-07	2 – 39 years
Dayton — Fairborn	OH	(1)	744	4,481	79	744	4,560	5,305	427	Jan-97	Jun-07	2 – 40 years
Dayton — North	OH	(1)	631	7,097	136	631	7,233	7,864	882	Feb-00	Jun-07	2 – 38 years
Dayton — South	OH	(1)	419	6,608	169	419	6,777	7,196	935	Nov-89	Jun-07	2 – 30 years
Toledo — Findlay — Tiffin Avenue	OH	(2)	664	6,062	502	653	6,575	7,228	629	Mar-07	Jun-07	2 – 41 years
Toledo — Holland	OH	(1)	599	7,495	98	599	7,593	8,193	903	Jan-97	Jun-07	2 – 38 years
Toledo — Maumee	OH	(1)	477	4,013	114	477	4,127	4,605	401	Jun-97	Jun-07	2 – 40 years
Oklahoma City — Airport	OK	(1)	734	6,267	197	734	6,463	7,198	651	Sep-97	Jun-07	2 – 38 years
Oklahoma City — Northwest	OK	(1)	602	3,902	63	602	3,966	4,568	652	Jan-98	Jun-07	2 – 41 years
Oklahoma City — NW Expressway	OK	(1)	674	8,302	74	674	8,376	9,050	806	Feb-99	Jun-07	2 – 37 years
Tulsa — Central	OK	(1)	439	3,586	54	439	3,640	4,079	346	Jun-97	Jun-07	2 – 40 years
Tulsa — Central	OK	(1)	483	6,800	175	483	6,928	7,411	714	Apr-97	Jun-07	2 – 35 years
Ottawa — Downtown	ON	(1)	312	30,293	129	312	30,421	30,733	2,797	Oct-05	Jun-07	2 – 43 years
Toronto — Vaughan	ON	(1)	1,149	34,395	1,312	1,149	35,678	36,827	2,897	Jul-06	Jun-07	2 – 43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Eugene — Springfield	OR	(1)	998	9,433	81	998	9,514	10,512	952	Nov-97	Jun-07	2 – 35 years
Portland — Beaverton	OR	(1)	1,672	8,136	70	1,672	8,207	9,879	828	Oct-98	Jun-07	2 – 41 years
Portland — Gresham	OR	(1)	3,839	3,395	111	3,839	3,505	7,344	391	Jan-98	Jun-07	2 – 39 years
Portland — Hillsboro	OR	(1)	2,685	10,600	73	2,685	10,673	13,358	1,354	Oct-04	Jun-07	2 – 43 years
Salem — North	OR	(1)	1,169	4,193	49	1,169	4,242	5,411	481	Oct-98	Jun-07	2 – 39 years
Allentown — Bethlehem	PA	(1)	695	11,248	33	695	11,280	11,975	946	Sep-03	Jun-07	2 – 41 years
Philadelphia — Airport	PA	(1)	6,725	7,800	155	6,725	7,955	14,680	763	Feb-98	Jun-07	2 – 39 years
Philadelphia — Airport	PA	(1)	3,791	10,576	72	3,791	10,648	14,439	1,010	May-98	Jun-07	2 – 41 years
Philadelphia — Bensalem	PA	(1)	3,427	8,234	55	3,427	8,289	11,716	759	Jun-98	Jun-07	2 – 39 years
Philadelphia — Exton	PA	(1)	2,403	10,079	140	2,403	10,219	12,622	985	Jan-99	Jun-07	2 – 37 years
Philadelphia — Horsham	PA	(1)	7,078	2,017	83	7,078	2,101	9,179	232	Dec-01	Jun-07	2 – 39 years
Philadelphia — Malvern	PA	(1)	191	8,928	88	191	9,016	9,207	866	Feb-99	Jun-07	2 – 37 years
Philadelphia — Plymouth Meeting	PA	(1)	3,197	13,721	92	3,197	13,813	17,010	1,158	Nov-03	Jun-07	2 – 41 years
Pittsburgh — Airport	PA	(1)	402	6,288	57	402	6,345	6,748	684	Apr-98	Jun-07	2 – 41 years
Pittsburgh — Carnegie	PA	(1)	484	7,324	169	484	7,454	7,937	649	Jun-97	Jun-07	2 – 38 years
Pittsburgh — Monroeville	PA	(1)	627	10,527	187	627	10,656	11,283	942	Sep-99	Jun-07	2 – 37 years
Pittsburgh — West Mifflin	PA	(1)	437	7,642	107	437	7,722	8,159	649	Nov-03	Jun-07	2 – 41 years
Wilkes Barre — Hwy 315	PA	(2)	345	7,962	252	357	8,201	8,559	759	Apr-07	Jun-07	2 – 37 years
Providence — Airport — Warwick	RI	(1)	653	8,029	139	653	8,168	8,821	727	Nov-01	Jun-07	2 – 39 years
Providence — Airport — West Warwick	RI	(1)	530	7,961	51	530	8,012	8,542	941	Oct-01	Jun-07	2 – 39 years
Providence — East Providence	RI	(1)	1,252	13,444	58	1,252	13,502	14,754	1,148	Dec-02	Jun-07	2 – 40 years
Charleston — Airport — North Charleston	SC	(1)	876	8,825	202	876	8,992	9,868	1,190	Aug-96	Jun-07	2 – 34 years
Charleston — Mt. Pleasant	SC	(1)	930	11,302	52	930	11,354	12,284	1,104	Jan-98	Jun-07	2 – 39 years
Charleston — North Charleston	SC	(1)	502	8,574	76	502	8,649	9,151	789	Sep-96	Jun-07	2 – 39 years
Columbia — Ft. Jackson	SC	(1)	971	12,973	228	971	13,165	14,136	1,581	May-97	Jun-07	2 – 35 years
Columbia — Harbison	SC	(1)	711	8,445	79	711	8,524	9,235	869	Oct-04	Jun-07	2 – 43 years
Columbia — West	SC	(1)	536	4,491	99	536	4,590	5,126	435	Dec-95	Jun-07	2 – 38 years
Columbia — West	SC	(1)	949	5,890	157	949	6,047	6,996	716	Apr-96	Jun-07	2 – 34 years
Greenville — Airport	SC	(1)	1,140	8,950	78	1,140	9,029	10,169	978	Dec-96	Jun-07	2 – 37 years
Greenville — Haywood Mall	SC	(1)	1,095	5,281	134	1,095	5,415	6,510	524	Feb-95	Jun-07	2 – 38 years
Office Building — Spartanburg, SC	SC	(1)	—	10,667	196	—	10,863	10,863	1,189	Jun-03	Jun-07	2 – 16 years
Spartanburg — Asheville Hwy.	SC	(1)	729	5,685	81	729	5,766	6,495	894	Aug-95	Jun-07	2 – 33 years
Chattanooga — Airport	TN	(1)	504	3,053	217	504	3,220	3,724	664	Jul-96	Jun-07	2 – 34 years
Knoxville — Cedar Bluff	TN	(1)	372	6,405	134	372	6,505	6,876	657	May-97	Jun-07	2 – 35 years
Knoxville — West Hills	TN	(1)	335	4,547	83	335	4,630	4,964	543	Sep-90	Jun-07	2 – 31 years
Memphis — Apple Tree	TN	(1)	594	2,020	94	594	2,114	2,709	296	Oct-90	Jun-07	2 – 31 years
Memphis — Cordova	TN	(1)	443	2,689	37	443	2,726	3,169	286	Dec-96	Jun-07	2 – 39 years
Memphis — Mt. Moriah	TN	(1)	693	5,999	102	693	6,101	6,794	612	Jan-99	Jun-07	2 – 40 years
Memphis — Poplar Avenue	TN	(1)	673	6,759	46	673	6,805	7,478	677	Sep-99	Jun-07	2 – 37 years
Memphis — Sycamore View	TN	(1)	557	7,817	209	557	7,976	8,533	839	Jan-97	Jun-07	2 – 35 years
Memphis — Wolfchase Galleria	TN	(1)	923	11,285	62	923	11,348	12,271	1,181	Oct-04	Jun-07	2 – 43 years
Nashville — Airport	TN	(1)	1,612	1,346	81	1,612	1,428	3,040	186	Sep-93	Jun-07	2 – 36 years
Nashville — Airport	TN	(1)	1,950	4,380	127	1,950	4,470	6,420	493	Feb-97	Jun-07	2 – 35 years
Nashville — Airport — Briley Pkwy.	TN	(1)	2,226	3,251	93	2,226	3,344	5,570	406	Oct-97	Jun-07	2 – 35 years
Nashville — Brentwood	TN	(1)	490	2,426	105	490	2,531	3,022	291	Dec-90	Jun-07	2 – 33 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Nashville — Brentwood	TN	(1)	1,121	7,748	166	1,121	7,874	8,994	906	Sep-96	Jun-07	2 – 34 years
Nashville — Vanderbilt	TN	(1)	1,290	15,971	60	1,290	16,031	17,320	1,355	May-02	Jun-07	2 – 40 years
Amarillo — West	TX	(1)	378	5,819	81	378	5,900	6,278	549	Sep-00	Jun-07	2 – 38 years
Austin — Arboretum	TX	(1)	837	8,439	73	837	8,512	9,349	761	Mar-99	Jun-07	2 – 40 years
Austin — Arboretum — North	TX	(1)	1,152	9,692	69	1,152	9,761	10,914	906	Oct-04	Jun-07	2 – 43 years
Austin — Downtown — 6th St.	TX	(1)	612	14,962	102	612	15,063	15,675	1,464	Nov-00	Jun-07	2 – 41 years
Austin — Metro	TX	(1)	1,030	6,054	58	1,030	6,112	7,142	731	Jan-98	Jun-07	2 – 41 years
Austin — North Central	TX	(1)	2,162	6,278	92	2,162	6,370	8,532	712	Oct-04	Jun-07	2 – 43 years
Austin — Northwest — Lakeline Mall	TX	(1)	788	7,381	45	788	7,426	8,214	662	Apr-02	Jun-07	2 – 40 years
Austin — Northwest — Research Park	TX	(1)	1,235	11,628	82	1,235	11,710	12,945	1,050	Oct-04	Jun-07	2 – 43 years
Austin — Round Rock — North	TX	(1)	1,006	7,779	69	1,006	7,849	8,855	725	Dec-98	Jun-07	2 – 39 years
Austin — Round Rock — South	TX	(1)	912	6,630	45	912	6,674	7,586	568	Aug-03	Jun-07	2 – 41 years
Austin — Southwest	TX	(1)	6,343	8,262	52	6,343	8,315	14,657	974	Mar-02	Jun-07	2 – 40 years
Austin — West	TX	(1)	980	6,088	115	980	6,203	7,183	681	Aug-98	Jun-07	2 – 36 years
Corpus Christi — Staples	TX	(1)	305	7,176	64	305	7,240	7,545	689	Jul-98	Jun-07	2 – 41 years
Dallas — Arlington	TX	(1)	863	6,209	128	863	6,338	7,201	621	Sep-97	Jun-07	2 – 40 years
Dallas — Bedford	TX	(1)	599	5,116	61	599	5,177	5,775	590	Dec-98	Jun-07	2 – 41 years
Dallas — Farmers Branch	TX	(1)	1,305	2,895	73	1,305	2,968	4,273	499	Oct-98	Jun-07	2 – 41 years
Dallas — Greenville Avenue	TX	(1)	1,453	5,019	65	1,453	5,084	6,537	510	Nov-98	Jun-07	2 – 39 years
Dallas — Irving	TX	(1)	1,492	2,782	109	1,492	2,891	4,382	340	Jun-98	Jun-07	2 – 39 years
Dallas — Las Colinas — Green Park Dr.	TX	(1)	1,969	4,489	147	1,969	4,636	6,605	501	Oct-04	Jun-07	2 – 43 years
Dallas — Las Colinas — Meadow Creek Dr.	TX	(1)	2,053	4,445	86	2,053	4,531	6,584	620	Jan-98	Jun-07	2 – 41 years
Dallas — Lewisville	TX	(1)	706	4,677	172	706	4,849	5,554	491	Dec-98	Jun-07	2 – 36 years
Dallas — Market Center	TX	(1)	1,473	6,577	77	1,473	6,654	8,127	692	Sep-97	Jun-07	2 – 40 years
Dallas — Mesquite	TX	(1)	1,637	2,655	117	1,637	2,772	4,409	357	Jan-98	Jun-07	2 – 39 years
Dallas — North — Park Central	TX	(1)	1,736	3,637	93	1,736	3,730	5,466	397	Oct-04	Jun-07	2 – 43 years
Dallas — Plano	TX	(1)	1,317	9,138	77	1,317	9,215	10,532	833	Oct-04	Jun-07	2 – 43 years
Dallas — Plano — Plano Parkway	TX	(1)	1,208	5,070	56	1,208	5,126	6,334	484	Dec-97	Jun-07	2 – 40 years
El Paso — Airport	TX	(1)	876	14,578	215	876	14,747	15,623	1,401	Jan-97	Jun-07	2 – 35 years
El Paso — West	TX	(1)	896	5,852	74	896	5,926	6,822	539	Dec-97	Jun-07	2 – 40 years
Fort Worth — City View	TX	(1)	875	6,739	73	875	6,812	7,687	646	Jul-98	Jun-07	2 – 41 years
Fort Worth — City View	TX	(1)	872	9,606	92	872	9,699	10,571	927	May-98	Jun-07	2 – 37 years
Fort Worth — Fossil Creek	TX	(1)	614	5,779	79	614	5,858	6,471	603	Oct-98	Jun-07	2 – 41 years
Fort Worth — Fossil Creek	TX	(1)	669	4,852	99	669	4,952	5,620	519	Dec-98	Jun-07	2 – 39 years
Houston — Galleria	TX	(1)	953	10,658	96	953	10,754	11,707	955	Mar-99	Jun-07	2 – 40 years
Houston — Greenspoint	TX	(1)	1,288	3,408	85	1,288	3,493	4,781	345	Jul-98	Jun-07	2 – 41 years
Houston — Greenway Plaza	TX	(1)	1,009	10,025	108	1,009	10,133	11,142	990	Sep-98	Jun-07	2 – 36 years
Houston — Katy Freeway	TX	(1)	1,141	5,761	112	1,141	5,873	7,013	572	Apr-99	Jun-07	2 – 37 years
Houston — Med. Ctr. — Reliant Pk. — Braeswood Blvd.	TX	(1)	1,394	15,130	81	1,394	15,211	16,606	1,332	Oct-04	Jun-07	2 – 43 years
Houston — Med. Ctr. — Reliant Pk. — La Concha Ln.	TX	(1)	1,080	7,663	78	1,080	7,741	8,821	744	Dec-97	Jun-07	2 – 40 years
Houston — NASA	TX	(1)	1,663	9,209	61	1,663	9,270	10,933	850	Sep-98	Jun-07	2 – 39 years
Houston — NASA — Bay Area Blvd.	TX	(1)	1,181	10,971	145	1,181	11,117	12,298	932	Oct-04	Jun-07	2 – 43 years
Houston — Northwest	TX	(1)	1,273	6,242	71	1,273	6,313	7,585	611	Sep-97	Jun-07	2 – 40 years
Houston — Northwest	TX	(1)	1,237	4,355	90	1,237	4,446	5,683	490	Jun-98	Jun-07	2 – 39 years
Houston — Stafford	TX	(1)	1,571	4,141	95	1,571	4,236	5,807	397	Oct-04	Jun-07	2 – 43 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Houston — The Woodlands	TX	(1)	731	9,033	105	731	9,137	9,868	836	Jun-98	Jun-07	2 – 39 years
Houston — West Oaks	TX	(1)	1,384	4,920	61	1,384	4,981	6,365	533	May-98	Jun-07	2 – 39 years
Houston — Westchase	TX	(1)	908	9,114	68	908	9,182	10,090	797	Dec-97	Jun-07	2 – 40 years
Houston — Westchase	TX	(1)	1,136	6,384	80	1,136	6,463	7,599	579	Dec-98	Jun-07	2 – 41 years
Houston — Willowbrook	TX	(1)	1,202	6,492	83	1,202	6,576	7,777	610	Dec-98	Jun-07	2 – 41 years
Laredo — Del Mar	TX	(1)	1,199	10,424	58	1,199	10,482	11,681	927	Aug-01	Jun-07	2 – 39 years
Lubbock — Southwest	TX	(1)	482	7,115	59	482	7,174	7,657	860	Apr-02	Jun-07	2 – 43 years
San Antonio — Colonnade	TX	(1)	1,626	9,325	124	1,626	9,449	11,076	857	Feb-98	Jun-07	2 – 41 years
Waco — Woodway	TX	(1)	396	9,137	34	396	9,170	9,567	969	Oct-01	Jun-07	2 – 39 years
Salt Lake City — Sandy	UT	(1)	1,061	10,102	66	1,061	10,167	11,229	913	Jan-98	Jun-07	2 – 39 years
Salt Lake City — Union Park	UT	(1)	1,323	9,167	183	1,323	9,350	10,673	920	Sep-97	Jun-07	2 – 35 years
Salt Lake City — West Valley Center	UT	(1)	1,351	11,081	98	1,351	11,179	12,531	1,257	Aug-97	Jun-07	2 – 38 years
Chesapeake — Churchland Blvd.	VA	(1)	572	8,112	52	577	8,158	8,735	808	Jun-06	Jun-07	2 – 43 years
Chesapeake — Crossways Blvd.	VA	(1)	1,063	14,361	348	1,063	14,668	15,731	1,631	Aug-96	Jun-07	2 – 34 years
Chesapeake — Greenbrier Circle	VA	(1)	410	13,119	29	414	13,143	13,557	1,290	Jun-06	Jun-07	2 – 43 years
Hampton — Coliseum	VA	(1)	3,394	5,158	103	3,394	5,261	8,656	589	Jun-03	Jun-07	2 – 41 years
Lynchburg — University Blvd.	VA	(1)	962	9,937	113	962	10,049	11,011	973	Aug-03	Jun-07	2 – 41 years
Newport News — I-64 — Jefferson Avenue	VA	(1)	869	5,903	55	869	5,958	6,827	554	Jul-97	Jun-07	2 – 40 years
Newport News — Oyster Point	VA	(1)	892	5,571	187	892	5,708	6,600	689	Dec-96	Jun-07	2 – 34 years
Richmond — I-64 — West Broad Street	VA	(1)	209	9,543	168	209	9,683	9,891	1,066	Dec-97	Jun-07	2 – 35 years
Richmond — I-64 — West Broad Street	VA	(1)	630	10,090	47	630	10,137	10,767	888	Apr-99	Jun-07	2 – 42 years
Richmond — Innsbrook	VA	(1)	878	5,963	75	878	6,038	6,915	561	Jul-97	Jun-07	2 – 40 years
Roanoke — Airport	VA	(1)	191	5,174	34	191	5,208	5,400	531	Feb-98	Jun-07	2 – 41 years
Virginia Beach — Independence Blvd.	VA	(1)	2,386	12,036	95	2,386	12,131	14,517	1,335	Sep-96	Jun-07	2 – 34 years
Washington, D.C. — Alexandria	VA	(1)	3,621	19,247	52	3,621	19,299	22,920	1,921	Jan-99	Jun-07	2 – 40 years
Washington, D.C. — Centreville — Manassas	VA	(1)	3,655	8,839	38	3,655	8,877	12,532	884	Jan-04	Jun-07	2 – 42 years
Washington, D.C. — Chantilly	VA	(1)	2,293	15,941	44	2,293	15,985	18,278	1,485	Mar-00	Jun-07	2 – 38 years
Washington, D.C. — Chantilly	VA	(1)	3,734	9,821	58	3,734	9,879	13,612	811	Feb-98	Jun-07	2 – 41 years
Washington, D.C. — Fairfax	VA	(1)	2,297	13,632	288	2,297	13,895	16,192	1,309	Mar-00	Jun-07	2 – 38 years
Washington, D.C. — Fairfax	VA	(1)	4,220	11,333	78	4,220	11,411	15,632	925	Jun-99	Jun-07	2 – 42 years
Washington, D.C. — Herndon	VA	(1)	2,376	13,262	39	2,376	13,301	15,677	1,303	Jan-05	Jun-07	2 – 43 years
Washington, D.C. — Springfield	VA	(1)	2,964	23,917	36	2,964	23,953	26,917	1,893	Jan-04	Jun-07	2 – 42 years
Washington, D.C. — Sterling	VA	(1)	2,470	13,128	46	2,470	13,174	15,643	1,153	Jul-98	Jun-07	2 – 39 years
Olympia — Tumwater	WA	(1)	2,728	9,183	96	2,728	9,261	11,989	812	Jan-01	Jun-07	2 – 39 years
Portland — Vancouver	WA	(1)	1,184	8,960	102	1,184	9,044	10,228	816	Sep-97	Jun-07	2 – 38 years
Seattle — Bellevue	WA	(1)	4,813	19,697	532	4,813	20,112	24,925	1,781	Jan-98	Jun-07	2 – 36 years
Seattle — Bothell	WA	(1)	1,665	13,440	113	1,665	13,527	15,192	1,155	May-01	Jun-07	2 – 39 years
Seattle — Bothell	WA	(1)	2,048	16,976	26	2,048	17,002	19,050	1,378	Dec-98	Jun-07	2 – 41 years
Seattle — Everett	WA	(1)	1,233	10,514	99	1,233	10,603	11,836	948	Apr-97	Jun-07	2 – 38 years
Seattle — Everett	WA	(1)	2,294	10,185	34	2,294	10,219	12,513	901	May-99	Jun-07	2 – 42 years
Seattle — Federal Way	WA	(1)	1,333	6,909	81	1,333	6,974	8,307	643	Aug-99	Jun-07	2 – 37 years
Seattle — Kent	WA	(1)	1,777	8,140	40	1,777	8,180	9,957	758	Sep-98	Jun-07	2 – 39 years
Seattle — Kent — Des Moines	WA	(1)	1,777	4,690	68	1,777	4,758	6,535	490	Sep-98	Jun-07	2 – 39 years
Seattle — Lynnwood	WA	(1)	2,097	10,659	52	2,097	10,711	12,808	975	Feb-98	Jun-07	2 – 39 years
Seattle — Mukilteo	WA	(1)	1,560	12,176	130	1,560	12,274	13,835	1,026	Mar-02	Jun-07	2 – 40 years

BHAC Capital IV LLC
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(in thousands)

					Cost Capitalized
					Subsequent to
			Initial Cost to Company		Acquisition	Gross Amount at Which Carried at Close of Period						Life on Which
				Buildings,			Buildings,					Depreciation in
				Improvements and	Improvements and		Improvements and					Latest Income
				Related Personal	Related Personal		Related Personal		Accumulated	Date of		Statement is
Property/City	State/Province	Encumbrances	Land	Property	Property	Land	Property	Total	Depreciation	Construction	Date Acquired	Computed
Seattle — Northgate	WA	(1)	1,688	11,972	73	1,688	12,026	13,715	1,020	Dec-02	Jun-07	2 – 40 years
Seattle — Renton	WA	(1)	2,888	10,434	141	2,888	10,575	13,463	943	Jun-98	Jun-07	2 – 41 years
Seattle — Tukwila	WA	(1)	1,481	6,773	191	1,481	6,924	8,405	658	Jan-97	Jun-07	2 – 35 years
Spokane — Valley	WA	(1)	566	4,705	57	566	4,763	5,328	478	May-98	Jun-07	2 – 39 years
Tacoma — Fife	WA	(1)	1,333	8,299	69	1,333	8,353	9,686	746	Oct-97	Jun-07	2 – 38 years
Tacoma — Hosmer	WA	(1)	1,273	6,311	106	1,273	6,417	7,690	591	Jan-99	Jun-07	2 – 40 years
Tacoma — Puyallup	WA	(1)	1,742	6,563	100	1,742	6,663	8,405	643	Nov-98	Jun-07	2 – 39 years
Tacoma — South	WA	(1)	1,541	9,865	50	1,541	9,915	11,456	895	May-98	Jun-07	2 – 39 years
Appleton — Fox Cities	WI	(1)	316	5,798	56	316	5,854	6,171	547	Jun-97	Jun-07	2 – 38 years
Madison — West	WI	(1)	858	7,906	56	858	7,962	8,820	737	Sep-98	Jun-07	2 – 39 years
Madison — West	WI	(1)	872	5,730	70	872	5,799	6,671	548	Sep-98	Jun-07	2 – 41 years
Milwaukee — Waukesha	WI	(1)	463	10,246	211	463	10,457	10,920	974	Aug-97	Jun-07	2 – 38 years
Milwaukee — Wauwatosa	WI	(1)	1,339	12,793	92	1,339	12,885	14,223	1,174	Jun-97	Jun-07	2 – 38 years
			$989,908	$4,835,796	$71,250	$986,314	$4,884,151	$5,870,465	$466,879

(1)	- Real estate pledged as collateral on the $7.4 billion mortgage and mezzanine debt of BHAC.

(2)	- Real estate pledged as collateral on the $8.5 million mortgage payable with Bank of America.
The following schedule reconciles the historical cost and accumulated depreciation as follows (in thousands):

	Historical	Accumulated
	Cost	Depreciation
Balance at June 11, 2007	$5,825,704	$—

Additions	71,250	—

Disposals	(7,659)	(6,229)

Impairment (3)	(18,830)	(2,646)

Deprecation expense	—	475,754

Balance at December 31, 2008	$5,870,465	$466,879

(3)	- Impairment recorded as a result of FAS 144 analysis. See Note 3 of BHAC financial statements.

EXHIBIT INDEX

Exhibit No.		Desciption

10.63		Fourth Amendment to Purchase and Sale Agreement dated as of October 15, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.64		First Amendment to Loan Agreement dated as of October 31, 2008 between PGRT ESH, Inc., Lightstone Holdings, LLC, David Lichtenstein and Citicorp USA, Inc.

10.65		First Amendment to Amended and Restated Guaranty dated as of October 31, 2008 between David Lichtenstein and Citicorp USA, Inc.

10.66		Fifth Amendment to Purchase and Sale Agreement dated as of November 20, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.67		Sixth Amendment to Purchase and Sale Agreement dated as of December 9, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC.

10.68		Second Amendment to Loan Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.69	*	Amendment to the Amended and Restated Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and Jeffrey A. Patterson.

10.70	*	First Amendment Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and James F. Hoffman.

10.71	*	Equity Purchase Agreement dated as of December 31, 2008, by and between Jeffrey A. Patterson, and Prime Office Company LLC.

10.72		Letter Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

21.1		Subsidiaries of Registrant.

31.1		Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2		Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of the Board of Registrant.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 15(b) of the Report on Form 10-K.