Form 10-Q
period 2009-03-31
PRIME GROUP REALTY TRUST
filed 2009-05-15
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND	36-4173047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 North Wabash Avenue, Suite 2800, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On May 1, 2009, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31	December 31
	2009	2008
Assets
Real estate:
Land	$81,865	$81,865
Building and improvements	333,942	334,280
Tenant improvements	57,918	57,799
Furniture, fixtures and equipment	1,159	1,159

	474,884	475,103
Accumulated depreciation	(68,119)	(61,651)

	406,765	413,452
In-place lease value, net	8,564	10,445
Above-market lease value, net	10,314	11,901

	425,643	435,798

Investments in unconsolidated joint ventures	—	6
Cash and cash equivalents	14,134	15,419
Receivables, net of allowance for doubtful accounts of $944 and $846 at March 31, 2009 and December 31, 2008, respectively:
Tenant	1,531	1,388
Deferred rent	13,423	13,072
Other	645	1,043
Restricted cash escrows	32,912	37,254
Deferred costs, net	15,509	16,859
Other	546	819

Total assets	$504,343	$521,658

Liabilities and Equity (Deficit)

Mortgage notes payable	$445,672	$447,871
Accrued interest payable	3,619	2,945
Accrued real estate taxes	17,852	18,244
Accrued tenant improvement allowances	5,309	6,884
Accrued environmental remediation liabilities	7,583	7,839
Accounts payable and accrued expenses	9,109	9,409
Liabilities for leases assumed	3,266	3,279
Below-market lease value, net	4,787	5,450
Other	8,234	13,769

Total liabilities	505,431	515,690

Commitments and contingencies

Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized: Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	164,016	159,946
Retained deficit	(158,866)	(154,020)

Total equity — Prime Group Realty Trust	5,192	5,968
Noncontrolling interest	(6,280)	—

Total equity (deficit)	(1,088)	5,968

Total liabilities and equity	$504,343	$521,658

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31
	2009	2008
Revenue:
Rental	$10,144	$11,271
Tenant reimbursements	7,963	8,930
Other property revenues	1,395	1,590
Services Company revenue	272	235

Total revenue	19,774	22,026

Expenses:
Property operations	6,877	8,224
Real estate taxes	4,249	4,738
Depreciation and amortization	8,987	6,688
General and administrative	2,255	1,597
Services Company operations	304	334

Total expenses	22,672	21,581

Operating (loss) income	(2,898)	445
Interest and other income	5,038	923
Income (loss) from investments in unconsolidated joint ventures	31	(60,354)
Interest:
Expense	(7,899)	(9,271)
Amortization of deferred financing costs	(2,756)	(239)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222
Gain on sales of real estate and joint venture interests	—	39,194

Loss from continuing operations	(8,484)	(15,080)
Discontinued operations	(42)	22

Net loss	(8,526)	(15,058)
Net loss (income) attributable to noncontrolling interest	6,280	(30,901)

Net loss attributable to Prime Group Realty Trust	(2,246)	(45,959)
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss attributable to common shareholders	$(4,496)	$(48,209)

Basic and diluted earnings attributable to common shareholders per common share:
Loss from continuing operations	$(19.01)	$(203.86)
Discontinued operations	—	—

Net loss attributable to common shareholders per common share — basic and diluted	$(19.01)	$(203.86)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three months ended
	March 31
	2009	2008

Operating activities
Net loss attributable to Prime Group Realty Trust	$(2,246)	$(45,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of mortgage notes payable	(253)	(324)
Amortization of above/below-market lease value (included in rental revenue)	986	810
Amortization of in-place lease value	1,881	1,358
Provision for doubtful accounts	98	494
Gain on sales of real estate and joint venture interests	—	(39,194)
Depreciation and amortization	9,862	5,569
(Income) loss from investments in unconsolidated joint ventures	(31)	60,354
Noncontrolling interest	(6,280)	30,901
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	(14,222)
Net changes in other operating assets and liabilities:
Accounts receivable	(194)	(2,179)
Other assets	423	223
Accrued interest payable	674	(866)
Accrued real estate taxes	(392)	(4,353)
Accounts payable and accrued expenses, including environmental remediation liabilities	108	(1,789)
Other liabilities	(5,449)	(311)

Net cash used in operating activities	(813)	(9,488)

Investing activities
Capital expenditures for real estate and equipment	(3,044)	(3,902)
Proceeds from sale of real estate and joint venture interests	—	97,037
Change in restricted cash escrows	3,384	(4,019)
Leasing costs (includes lease assumption costs and leasing commissions)	(202)	(501)
Distribution as a return on investment from unconsolidated joint venture	37	—

Net cash provided by investing activities	175	88,615

Financing activities
Financing costs	(65)	(4,721)
Proceeds from mortgages and notes payable	—	138,000
Repayment of mortgages and notes payable	(1,946)	(214,234)
Dividends paid to Series B — preferred shareholders	(2,250)	(2,250)
Dividends paid to common shareholder	—	(27)
Contributions from parent company	3,614	2,353
Distributions paid to common unit holder	—	(2,973)

Net cash used in financing activities	(647)	(83,852)

Net decrease in cash and cash equivalents	(1,285)	(4,725)
Cash and cash equivalents at beginning of period	15,419	37,893

Cash and cash equivalents at end of period	$14,134	$33,168

Other information
Interest paid	$7,385	$10,368
Income taxes paid	—	25
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
Supplemental cash flow information for net assets sold:

	Three	Three
	months	months
	ended	ended
	March 31	March 31
	2009	2008

Real estate, net	$—	$30,189
Investments in unconsolidated joint ventures	—	21,759
Other assets and (liabilities), net	—	5,895

Net assets sold	—	57,843
Proceeds from sale of real estate	—	97,037

Gain on sales of real estate and joint venture interests	$—	$39,194

Supplemental schedule of non-cash investing and financing activities:

	Three	Three
	months	months
	ended	ended
	March 31	March 31
	2009	2008

Accretion of fair value of preferred stock	$350	$350
Tenant improvement allowances	120	467
Environmental remediation costs	158	5,576
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.
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
As of March 31, 2009, we have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, a joint venture interest in one office property located in Phoenix, Arizona (which is leased through operating leases to unrelated third parties), and a membership interest in an unconsolidated entity which owns extended-stay hotel properties.
Effective January 1, 2009, we implemented SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity on the accompanying consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statements of operations.
Prior to the adoption of SFAS No. 160, Prime Group Realty Trust would have been allocated additional losses that now are allocable to noncontrolling interests. The following pro forma condensed statement of operation is presented as if SFAS No. 160 was not effective during the current quarter (dollar in thousands, except per share amounts):

Pro forma
Three months
ended
March 31, 2009
(unaudited)

Net loss attributable to Prime Group Realty Trust	$(8,526)
Net income allocated to preferred shareholders	(2,250)

Net loss attributable to common shareholders	$(10,776)

Pro forma earnings attributable to common shareholders per common share — basic and diluted:
Net loss attributable per common share — basic and diluted	$(45.57)

1. Basis of Presentation (continued)
We have corrected immaterial prior year errors in the current period financial statements. We believe these corrections will not have a material impact on our current or prior years or any quarterly results of operations or financial position. These corrections resulted in a $1.1 million decrease in net income in the current quarter and relate primarily to depreciation and amortization of tenant improvements ($0.7 million increase in net income), rental income ($0.5 million decrease in net income), the amortization of deferred financing costs ($1.4 million decrease in net income) and accrued real estate taxes ($0.2 million increase in net income). See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.
Certain amounts in the prior period financial statements presented have been reclassified to conform to the current year presentation.
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
As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. The ownership of 99.1% represents the noncontrolling interest. Prime Group Realty Trust (the “Company” or “PGRT”) owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership, and remains the sole general partner of the Operating Partnership.
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

3. Impact of Recently Issued Accounting Standards
Effective January 1, 2009, we implemented SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions entered into on or after January 1, 2009. The adoption did not have a material impact on our Company’s financial position or results of operations, but could materially impact our future financial results to the extent that we acquire significant amounts of real estate, since related acquisition costs will be expensed as incurred compared to prior years’ practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.
In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have applied the provisions of SFAS No. 157 to non-financial assets and liabilities beginning on January 1, 2009 and it did not have a material impact on our Company’s financial position or results of operations.
In April 2009, the FASB issued three related staff positions which (i) clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, (ii) modify the recognition of other-than-temporary impairments of debt securities, and (iii) require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three staff positions or both the fair value measurements and other-than-temporary impairment staff positions are adopted simultaneously.
•
FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures of the fair value of financial instruments within the scope of SFAS No. 107 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We will adopt the new staff positions as of July 1, 2009. We are currently evaluating the provisions of the staff positions and assessing the impact, if any, they may have on our financial position and results of operations.

4. Mortgage Notes Payable
BHAC Capital IV, L.L.C. On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, Inc. (“PGRT ESH”), we obtained a $120.0 million non-recourse loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”). The loan was interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan had a maturity date of June 10, 2008 and was guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board, Mr. David Lichtenstein, both of whom are affiliates of our parent company. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”).
Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan from June 10, 2008 until June 15, 2009. The interest rate for the extension was at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum.
On November 5, 2008, PGRT ESH entered into a an amendment to the Citicorp Loan documents dated as of October 31, 2008, modifying various terms of the Citicorp Loan. Pursuant to this amendment, the interest rate of the loan was increased to LIBOR plus 10%. On April 30, 2009, PGRT ESH entered into another amendment to the Citicorp Loan documents modifying certain terms of the Citicorp Loan. Pursuant to this amendment, the date for making any further required principal repayments on the loan was extended from April 30, 2009 until the maturity date of the loan on June 15, 2009. In addition, Citicorp further agreed not to exercise any of its rights and remedies under the Citicorp Loan documents relating to the repayment of the loan and certain specified covenant defaults through July 15, 2009. The loan currently has an outstanding principal amount of $80.0 million.
In January 2008, PGRT ESH was informed that BHAC was indefinitely suspending distributions on the membership units held by PGRT ESH. Since that time, the debt service and fees on the non-recourse Citicorp Loan have been funded by capital contributions from our parent company, Prime Office, to the Company and, in turn, to PGRT ESH. It is currently anticipated that future principal and debt service payments on the Citicorp Loan will be funded by Prime Office or other affiliates of the Guarantors, although there can be no assurances that this will be the case.
Total interest paid on mortgage notes payable was $7.4 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively. No capitalization of interest occurred in the three months ended March 31, 2009 and 2008. In addition, Prime Office, through a capital contribution to the Company, repaid $1.5 million of principal during the three months ended March 31, 2009, and paid $2.1 million and $2.4 million in debt service and other fees on the PGRT ESH loan for the three months ended March 31, 2009 and 2008, respectively.

5. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) net income (loss) for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our March 31, 2009 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 1051 North Kirk Road property (which we sold in May 2008), and the residual effects related to properties sold in prior years (dollars in thousands):

	(unaudited)
	Three months ended
	March 31
	2009	2008

Rental revenue	$—	$107
Tenant reimbursements	—	30
Other property income	4	1

Total revenue	4	138

Property operations	46	14
Real estate taxes	—	28
Interest expense	—	74

Total expenses	46	116

Discontinued operations	$(42)	$22

Our 180 N. LaSalle Street property was considered held and used during the first quarter of 2009 due to the termination in February 2009 of a purchase and sale agreement previously entered into with a third party relating to the property and management’s determination that the criteria under SFAS No. 144 to classify the property as held for sale were no longer met. In accordance with SFAS No. 144, as of March 31, 2009 we reinstated depreciation and amortization related to the period that the property was classified as held for sale and have reclassified the property at its carrying value. (See Note 7 — Recent Developments — 180 N. LaSalle Street Sale for further details).
6. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants (such as, timely issuance of financial statements to lenders). The adoption of SFAS No. 160 did not have a material impact on our debt covenant calculations. As of March 31, 2009, we are in compliance with the requirements of all of these financial and non-financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. We are currently discussing the future of this property and the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
7. Recent Developments
Dividends. On January 7, 2009 our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009. In April 2009, our Board decided not to declare a quarterly dividend for the first quarter of 2009 (See Note 11 — Subsequent Events for further details).

7. Recent Developments (continued)
180 N. LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company (“Seller”) that owns the Property.
Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from the Seller on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, the Seller sent a letter to the Purchaser stating that the Purchaser was in default under the Agreement and that the Seller was terminating the Agreement. Because the Purchaser failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, under the terms of the agreement, the Seller is entitled to retain as liquidated damages the $6.0 million of earnest money that the Purchaser previously deposited with the Seller. As a result, we have recorded this amount, net of costs, as other income in our consolidated financial statements.
On February 13, 2009, the Purchaser filed a lawsuit against the Seller seeking to rescind the Agreement and obtain the return of the earnest money because the Purchaser claims it was impossible for it to obtain financing for the acquisition due to the current economic conditions. In our opinion, after consultation with legal counsel, we believe the Purchaser’s lawsuit is without merit and anticipate that we will prevail in the litigation. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse effect on our consolidated financial condition or results of operations.
8. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per common share of beneficial interest for the three months ended March 31, 2009 and 2008 (dollars in thousands, except for per share amounts):

	Three months ended
	March 31
	2009	2008
Numerator:
Loss from continuing operations attributable to Prime Group Realty Trust	$(2,245)	$(45,960)
Net income allocated to preferred shareholders	(2,250)	(2,250)

Loss from continuing operations attributable to common shareholders	(4,495)	(48,210)
Discontinued operations attributable to common shareholders	(1)	1

Net loss attributable to common shareholders	$(4,496)	$(48,209)

Denominator — basic and diluted
Common shares	236,483	236,483

Basic and diluted earnings attributable to common shareholders per common share:
Loss from continuing operations	$(19.01)	$(203.86)
Discontinued operations	—	—

Net loss attributable to common shareholders per common share — basic and diluted	$(19.01)	$(203.86)

9. Investments in Unconsolidated Joint Ventures
We have an investment in one unconsolidated joint venture and a membership interest in an unconsolidated entity which owns extended-stay hotel properties which we account for under the equity method of accounting. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to these investments.
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2009 and December 31, 2008 was an equity investment of zero and approximately $6,000 (included in Investments in unconsolidated joint ventures), respectively. Our share of the venture’s operations was income of approximately $31,000 and a loss of approximately $2,000 for the three months ended March 31, 2009 and 2008, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received cash distributions of approximately $37,000 during the first quarter of 2009. No distributions were received in the first quarter of 2008.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH, from Lightstone Holdings, LLC, an affiliate of Lightstone. The purchase price was fully-funded with a non-recourse loan from Citicorp. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees.
Our interest in BHAC at March 31, 2009 and December 31, 2008 was valued at zero (included in Investments in unconsolidated joint ventures). Our share of BHAC’s operations, assuming a hypothetical liquidation, was zero for the three months ended March 31, 2009, and a non-cash loss of $60.4 million for the three months ended March 31, 2008. We have discontinued applying the equity method of accounting and have not recorded additional losses as we have no obligation or guarantee to fund such losses.
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

	March 31	December 31
	2009	2008
	(dollars in thousands)
Real estate, at cost (net):	$5,331,974	$5,406,059
Other assets	989,139	1,024,647

Total assets	$6,321,113	$6,430,706

Mortgage notes and other loans payable	$7,411,150	$7,411,073
Other liabilities	108,378	100,491
Total members’ deficit	(1,198,415)	(1,080,858)

Total liabilities and members’ deficit	$6,321,113	$6,430,706

	For the three-	For the three-
	month period	month period
	ending	ending
	March 31, 2009	March 31, 2008
	(dollars in thousands)
Total revenue	$166,611	$210,733
Total expenses	(264,151)	(298,493)

Net loss	$(97,540)	$(87,760)

9. Investments in Unconsolidated Joint Ventures (continued)
We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 10 — Commitments and Contingencies — Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Our joint venture interest and the membership interest in the unconsolidated entities described above are considered to be a variable interest in the entity that owns each respective property, which we believe are variable interest entities (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entities, and, therefore, we do not consolidate the VIEs. Our maximum exposure as a result of the VIEs is not material as losses are limited to our capital balance.
10. Commitments and Contingencies
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
During 2006, the Internal Revenue Service (“IRS”) began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We currently anticipate the remaining examinations to be concluded and settled in the next several months. As a result of its examination of the income tax return for 180 N. LaSalle, LLC for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct.
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

10. Commitments and Contingencies (continued)
In addition, and as discussed in Note 7 — Recent Developments, in connection with the purchase and sale agreement that 180 LLC entered into (and later terminated because of the failure of the purchaser to timely close) for the proposed sale of our 180 N. LaSalle property, on February 13, 2009, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of the original Purchaser), filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. In our opinion, after consultation with legal counsel, we believe that this lawsuit is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At March 31, 2009, this escrow had a balance of $0.9 million.
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

10. Commitments and Contingencies (continued)
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset of $8.6 million and a liability of $7.6 million related to asbestos abatement as of March 31, 2009.
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $7.8 million as of December 31, 2008. For the three months ended March 31, 2009, this obligation decreased as follows: (i) payments of $1.0 million were made for asbestos abatement; (ii) partially offset by an increase in our cost estimate of $0.6 million due to the increased probability of abatement as lease terminations moved closer; and (iii) a $0.2 million increase in the liability based on the increased present value of anticipated future abatement expenditures as the estimated date of abatement comes closer.
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
Continental Towers. On December 12, 1997, the Operating Partnership purchased and amended the mortgage note (“Mortgage Note”) secured by the property known as Continental Towers located in Rolling Meadows, Illinois. Because our interest in Continental Towers constitutes a significant financial interest in the property, we consolidate the operations of Continental Towers in our financial statements and account for it as an owned property. In addition, one of our subsidiaries continues to manage Continental Towers pursuant to a management agreement that has a term that expires on December 31, 2012 and cannot be terminated by the owners of Continental Towers prior to that date. In connection with the purchase of the mortgage note, on December 12, 1997 the Operating Partnership entered into a Tax Indemnity Agreement with certain other parties, including Roland E. Casati (“Mr. Casati”) and Richard H. Heise (“Mr. Heise”) (Mr. Casati and Mr. Heise being beneficial owners of Continental Towers at that time), pursuant to which the Operating Partnership agreed to indemnify Mr. Casati and Mr. Heise from certain taxes which would be incurred in connection with certain taxable events relating to Continental Towers, including a foreclosure of the mortgage note. The Operating Partnership’s liability under the Tax Indemnity Agreement expires January 5, 2013.

10. Commitments and Contingencies (continued)
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

10. Commitments and Contingencies (continued)
Under the Amended Tax Indemnity Agreement and the operating agreement of the New 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise’s consent rights relate to the following actions: (1) sale or disposition of the Continental Towers property or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers property; (3) amendments to the Mortgage Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth as defined in the agreement of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due by Mr. Heise, grossed-up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we are required to pay the amount of the tax, on a grossed-up basis, to Mr. Heise. In the event that our net worth as defined in the agreement falls below $50.0 million, Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000. Our current net worth exceeds the threshold listed above.
The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.
Lease Liabilities. As a part of lease agreements entered into with certain tenants, we assumed certain financial obligations of tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space.
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation, which includes an estimated remaining nominal gross rental obligation of $31.9 million (or net obligations of $3.2 million after applying estimated future sublease recoveries) over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at March 31, 2009 and December 31, 2008 includes $3.2 million and $3.2 million, respectively, related to the Citadel Reimbursement Obligation.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of March 31, 2009, this lease has a remaining estimated gross rental obligation of approximately $0.1 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.1 million and $0.1 million in liabilities for leases assumed at March 31, 2009 and December 31, 2008, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.

11. Subsequent Events
On April 8, 2009 we announced that our Board determined not to declare a quarterly distribution on our Series B Shares for the first quarter of 2009, and that the Board was unable to determine when we will recommence distributions on our Series B Shares. The Board is also in the process of considering various financing and other capitalization alternatives for the Company.
The Board’s decision was based on our current capital resources and liquidity needs and the overall negative state of the economy and capital markets. The Board intends to review the suspension of our Series B Shares distributions periodically based on the Board’s ongoing review of our financial results, capital resources and liquidity needs, and the condition of the economy and capital markets. We can give no assurances that distributions on our Series B Shares will be resumed, or that any financing or other capitalization alternatives will be satisfactorily concluded.
Effective May 4, 2009, the Company moved its corporate headquarters from 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601 to 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611. Our general phone number of 312-917-1300 remains unchanged, as well as individual e-mail addresses and phone and facsimile numbers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2009.
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
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of March 31, 2009, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 0.1 million net rentable square feet and a membership interest in an unconsolidated entity which owns 680 extended-stay hotel properties in operation in 44 U.S. states and Canada consisting of approximately 76,000 rooms. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties. In addition, we are also the managing agent for the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois.

All of our properties, except one joint venture property and excluding our membership interest in ESH, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. Our joint venture property is located in Arizona.
Our results reflect the general weakness in the office leasing market in the Chicago metropolitan area over the past several years. Because of this weakness in the leasing market, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings continue to come on line, the additional supply may add to the challenge.
Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as selectively investing in targeted capital expenditures to improve our properties in order to enhance our position in our market.
Our income and cash flow from operations is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated primarily through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first quarter of 2009 and at the end of each quarter of 2008, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	March 31	December 31	September 30	June 30	March 31
	2009	2008	2008	2008	2008
Portfolio Total	78.5%	78.1%	79.9%	80.9%	81.9%

Unconsolidated Joint Venture Properties	57.0%	56.4%	56.4%	56.4%	56.4%

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
Accounts Receivable and Allowance for Doubtful Accounts. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. We maintain allowances for doubtful accounts using the specific identification method for estimated losses resulting from the inability of certain of our tenants to make payments required by the terms of their respective leases. No general reserve is recorded. If the financial condition of our tenants were to deteriorate, additional allowances may be required. We had reserves for accounts receivable of $0.9 million and $0.8 million at March 31, 2009 and December 31, 2008, respectively.

Assumed Lease Liabilities. As a result of the negotiation of certain leases, we assumed the economic liability for the tenants’ obligation or agreed to reimburse the tenants for their economic obligation under leases with their prior landlords. Our policy is to record the estimated net obligation we may be subject to as a liability. The net obligation is derived by calculating our total contractual obligation and reducing the amount by existing subleases and an estimate of subleases we anticipate signing in the future based on the nature of the space, the property and market conditions. We periodically review these estimates for reasonableness based on changes in market conditions and executed subleases. Failure to achieve forecasted results could lead to a future increase in the liabilities associated with these transactions. The liability for leases assumed at March 31, 2009 and December 31, 2008, were $3.3 million and $3.3 million, respectively.
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
At March 31, 2009, we determined that no impairments were necessary. In evaluating our other long-lived assets used in operations for impairment at March 31, 2009, we assumed anticipated hold periods of three to five years for our operating properties at cap rates ranging from 8.0% to 9.0%.
Noncontrolling Interests. We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” at the beginning of 2009. SFAS No. 160 changes the accounting and reporting for minority interests, which are now reported as noncontrolling interests and classified as a component of equity. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statements and is instead shown below net income under the heading “Net income (loss) attributable to noncontrolling interest.” Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as noncontrolling interest in consolidated real estate partnerships. Prime Office, a subsidiary of Lightstone, represents the noncontrolling interest. See Note 2 — Formation and Organization — for further discussion. As a result of the adoption of SFAS No. 160, distributions and losses to noncontrolling interest in excess of basis and the recovery of such losses will no longer be recorded against the statement of operations but rather will be recorded as a reduction of total equity.
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
On occasion, we will receive unsolicited offers from third parties to buy individual properties. Under these circumstances, we will classify the properties as held for sale when a sales contract is executed with no financing, due diligence or similar contingencies, and the prospective buyer has funds at risk to ensure performance. In accordance with SFAS No. 144, if the criteria to classify a property as held for sale are no longer met, we reinstate the property as held and used and reinstate depreciation and amortization for the period that the property was classified as held for sale. During the first quarter of 2009, we reclassified our 180 North LaSalle property from held for sale to held and used due to the termination of the purchase agreement and management’s determination that the criteria under SFAS No. 144 to classify the property as held for sale were no longer met. See Note 5 — Discontinued Operations for further details.

Results of Operations
Comparison of the three months ended March 31, 2009 to March 31, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses. The results for 2009 includes correction of errors that relate to prior periods. The Company believes these corrections will not have a material impact on our current or prior years or any quarterly results of operations or financial position.

(Dollars in thousands)	2009	2008	$ Change	% Change

Property revenues	$19,502	$21,791	$(2,289)	(10.5)%
Services Company revenues	272	235	37	15.7

Total revenues	19,774	22,026	(2,252)	(10.2)

Property operating expenses	11,126	12,962	(1,836)	(14.2)
Depreciation and amortization	8,987	6,688	2,299	34.4
General and administrative	2,255	1,597	658	41.2
Services Company operations	304	334	(30)	(9.0)

Total expenses	22,672	21,581	1,091	5.1

Operating (loss) income	(2,898)	445	(3,343)	(751.2)
Interest and other income	5,038	923	4,115	445.8
Income (loss) from investments in unconsolidated joint ventures	31	(60,354)	60,385	100.1
Interest:
Expense	(7,899)	(9,271)	1,372	14.8
Amortization of deferred financing costs	(2,756)	(239)	(2,517)	(1,053.1)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222	(14,222)	(100.0)
Gain on sales of real estate and joint venture interests	—	39,194	(39,194)	(100.0)

Loss from continuing operations	(8,484)	(15,080)	6,596	43.7
Discontinued operations	(42)	22	(64)	(290.9)

Net loss	(8,526)	(15,058)	6,532	43.4
Net loss (income) attributable to noncontrolling interest	6,280	(30,901)	37,181	120.3

Net loss attributable to Prime Group Realty Trust	$(2,246)	$(45,959)	$43,713	95.1%

Property Revenues. The decrease of $2.3 million in property revenues was primarily due to decreased recovery revenues resulting from reduced property operating expenses ($0.8 million); the sale of partially occupied Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.5 million), decreased occupancy at our 800-810 Jorie Boulevard ($0.4 million) and Continental Towers ($0.1 million) properties and the amortization of the above and below-market lease values recognized in 2009 associated with our 180 N. LaSalle Street property related to the period that it was classified as property held for sale in 2008 ($0.2 million).
Property Operating Expenses. The decrease of $1.8 million in property operating expenses was primarily due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.5 million), lower bad debt expense for our 330 N. Wabash Avenue and 800-810 Jorie Boulevard properties ($0.4 million), an error correction to the estimated real estate taxes for our 180 N. LaSalle Street property ($0.4 million), a refund of real estate taxes for our 180 N. LaSalle Street property ($0.2 million) and reduced repairs & maintenance ($0.1 million) and snow removal costs ($0.1 million) for our properties.

Depreciation and Amortization. The increase of $2.3 million in depreciation and amortization was primarily due to the reinstatement of depreciation and amortization recognized in 2009 associated with our 180 North LaSalle Street property related to the period that it was classified as property held for sale in 2008 ($3.1 million). In accordance with SFAS No. 144, depreciation and amortization ceases when a property is classified as held for sale. This increase was partially offset by a correction of an error in 2009 of prior years’ accumulated depreciation on tenant improvements ($0.7 million) and a reduction in depreciation and amortization due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.2 million).
General and Administrative. The increase of $0.7 million in general and administrative expenses was primarily due to increased strategic alternative costs ($0.3 million) and increased audit, consulting and legal fees due to the restatement of prior period financial statements ($0.2 million).
Interest and Other Income. The increase of $4.1 million in interest and other income was primarily due to $5.3 million, net of legal reserves, recognized in the first quarter of 2009 for the earnest deposit on the terminated sale of our 180 N. LaSalle property. This increase was partially offset by decreases in both the investment rates and investment account balances during the first quarter of 2009 compared to the same period in 2008.
Income/Loss From Investments in Unconsolidated Joint Ventures. The decrease of $60.4 million in income (loss) from investments in unconsolidated joint ventures was primarily due to the allocation of losses recognized in the first quarter of 2008 (that did not occur in the first quarter of 2009) from our investment in a membership interest in an entity that owns extended-stay hotel properties. We have discontinued applying the equity method of accounting and have not recorded additional losses as we have no obligation or guarantee to fund such losses.
Interest Expense. The decrease of $1.4 million in interest expense was primarily due to a $1.3 million reduction in interest expense in the first three months of 2009 compared to the same period in 2008 due to the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property.
Amortization of Deferred Financing Costs. The increase of $2.5 million in amortization of deferred financing costs was primarily due to an increase in deferred finance charges related to a correction of an error for exit and restructuring fees on the Citicorp Loan associated with our investment in ESH ($1.4 million).
Recovery of Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of approximately $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis relates to the recovery of losses during the first quarter of 2008 (previously recognized in 2007) primarily as the result of the $29.4 million gain on sale of our 50% common joint venture interest in The United Building during the first quarter of 2008. As a result of the adoption of SFAS No. 160, distributions and losses to noncontrolling interest in excess of basis and the recovery of such losses will no longer be recorded against the statement of operations but rather will be recorded as a reduction of total equity.
Gain on Sales of Real Estate and Joint Venture Interests. The decrease of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to the sale of our 50% common joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which was sold in May 2008, and the residual effects related to properties sold in prior years.
Net Loss (Income) Attributable to Noncontrolling Interest. During the first quarter of 2009, $6.3 million in losses were recorded as net loss attributable to noncontrolling interest compared to $30.9 million of net income attributable to noncontrolling interest during the first quarter of 2008. This decrease was primarily due to the gain on sales of real estate and joint venture interests of $39.2 million recorded during the first quarter of 2008.

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
Cash Flows from Operating Activities. Net cash used in operating activities was $0.8 million for the three months ended March 31, 2009 compared to $9.5 million for the three months ended March 31, 2008 — a decrease of $8.7 million. This change was primarily due to a $5.4 million decrease in real estate taxes payments, a $2.9 million decrease in interest payments due to lower interest rates, a $0.2 million refund of real estate taxes for our 180 N. LaSalle Street property and a $0.2 million reduction in property operating expenses related to repairs & maintenance and snow removal costs for our properties.
Cash Flows from Investing Activities. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2009 compared to $88.6 million for the three months ended March 31, 2008 — a decrease of $88.4 million. During the first quarter of 2008, we received $97.0 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building and $45.9 million from the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property). This decrease was partially offset by a net of $3.4 million that became unrestricted and available for use from our restricted cash and escrow accounts during the first quarter of 2009, as compared to the first quarter of 2008, when $4.0 million in additional deposits was made into these accounts — a change of $7.4 million.
Cash Flows from Financing Activities. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2009 compared to $83.9 million for the three months ended March 31, 2008 — a decrease of $83.3 million. During the first quarter of 2008, we refinanced the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan and retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans, which were unrelated to the Citicorp Loan to PGRT ESH. We paid $0.4 million of principal payments on the Citicorp Loan to PGRT ESH, and our parent company, through a capital contribution to the Company, paid $1.5 million of principal payments on behalf of the Company on the Citicorp Loan during the first three months of 2009. We paid dividends totaling $2.3 million in the first quarter of 2009 compared to $5.3 million in the first quarter of 2008. In addition, we paid $0.1 million and $4.7 million in financing costs during the three months ended March 31, 2009 and 2008, respectively.
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are not current on the payment of dividends on our Series B Shares. Our Board’s decision not to make the first quarter 2009 dividend payment was based, among other things, on our current capital resources and liquidity needs and the overall negative state of the economy and capital markets. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares. Our management and Board review our current capital resources and liquidity needs, the status of any pending capital events, debt levels and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Dividends on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The payment of future distributions/dividends will depend on our actual cash available for distribution, our financial condition, our current and future capital requirements, the completion of any capital transactions, including refinancings, asset sales and/or acquisitions, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs over the next 12 months. For the remainder of 2009, we anticipate the need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders and the amounts available to be funded under the redevelopment loan relating to our 330 N. Wabash Avenue property. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of March 31, 2009, we are in compliance with the requirements of all of our financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. We are currently discussing the future of this property and the loan with the special servicer and the lender. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2009, these accounts totaled $32.9 million. These escrows consist of $6.9 million for capital and tenant improvements, $5.0 million for lease obligations, $7.6 million for real estate taxes and insurance, $5.9 million for depository accounts, $2.2 million for environmental remediation and asbestos abatement, and $5.3 million for various other purposes.
We believe that the operating plan we have developed for the future year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the next 12 months and maintain compliance with our debt covenants, other than the matters referenced above, for the next 12 months. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as major tenants defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that are fair and reasonable. While we have been able to extend certain required payments under our PGRT ESH loan from Citicorp, they have been short-term extensions. The Citicorp Loan currently matures on June 15, 2009 (and Citicorp has agreed to forbear from exercising any remedies relating to a non-payment of the loan through July 15, 2009). There can be no assurances that we will be able to obtain a longer-term extension on this non-recourse loan.

The following tables disclose our contractual obligations and commercial commitments as of March 31, 2009:

	Payments Due by Period
	(dollars in thousands)
			2010/	2012/	2014 and
Contractual Obligations (A)	Total	2009	2011	2013	Thereafter

Mortgage notes payable (B)	$446,355	$104,682	$166,531	$60,142	$115,000
Interest expense on mortgage notes payable	95,006	21,826	33,760	19,465	19,955
Operating lease obligations	2,312	239	455	441	1,177
Tenant improvement allowances (C)	5,309	5,309	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	31,977	7,467	18,186	6,324	—

Total contractual cash obligations	$580,959	$139,523	$218,932	$86,372	$136,132

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds, proceeds of equity, debt or asset sale(s) transaction(s) and funds from affiliates as discussed above.

(B)
These totals represent the carrying value of our mortgage notes payable. The 2009 obligations include $80.0 million due on the non-recourse Citicorp Loan to PGRT ESH, a $1.1 million exit fee and a $1.0 million restructuring fee related to our PGRT ESH loan and the remaining balance pertains to the non-recourse mortgage note on our Jorie Boulevard property. The 2010/2011 obligations include $88.0 million due in 2011 on our 330 North Wabash Avenue property for which we have two one-year extension options, and $60.0 million due on our 180 N. LaSalle Street property.

(C)	We have escrows of $1.8 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $28.0 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $5.0 million to fund a portion of this contractual amount at March 31, 2009.

			Amount of Commitment Expiration Per Period
	Total		(dollars in thousands)
Other Commercial	Amounts					2010-		2012-		2014 and
Commitments	Committed		2009			2011		2013		Thereafter
Tax indemnifications (A)	$14,018		$		(A)	$	(A)	$	(A)	$—
Environmental remediation (B)	7,583			378		6,902		74		229
Series B Shares (C)		(C)			(C)		(C)		(C)		(C)

Total commercial commitments	$21,601			$378		$6,902		$74		$229

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of March 31, 2009. See Note 10 — Commitments and Contingencies — Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 10 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009. In April 2009, our Board decided not to declare a quarterly dividend for the first quarter of 2009.

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
Indebtedness. Our aggregate indebtedness as recorded had a fair value of $445.7 million at March 31, 2009. This indebtedness had a weighted average maturity of 3.4 years and bore interest at a weighted average interest rate of 7.3% per annum. At March 31, 2009, $354.7 million, or 79.5% of such indebtedness, bore interest at fixed rates, and $91.3 million, or 20.5% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $0.4 million of amortized principal debt service during the first three months of 2009. This amount is exclusive of payments made on behalf of the Company by Lightstone on the PGRT ESH loan through a capital contribution by Prime Office to the Company and, in turn, to PGRT ESH in the amount of $1.5 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 31, 2009, we are not involved in any unconsolidated SPE transactions.
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
As of March 31, 2009, approximately $91.3 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2009.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Carrying Value	$22.3	$12.3	$153.4	$—	$50.0	$115.0	$353.0
Weighted-average interest rate — Carrying Value	13.0%	8.3%	5.8%	—	8.0%	5.9%	—

Fixed rate amount — Fair Value	$23.7	$12.3	$153.4	$—	$50.0	$115.0	$354.4
Weighted-average interest rate — Fair Value	12.9%	8.3%	5.8%	—	8.0%	5.9%	—

Variable rate amount	$0.3	$0.4	$80.4	$0.4	$9.8	$—	$91.3
Weighted-average interest rate	4.5%	4.5%	10.4%	4.5%	4.5%	—	—

(1)
Based upon the rates in effect at March 31, 2009, the weighted-average interest rates on our mortgage notes payable at March 31, 2009 was 7.3%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred (excluding the effects of the interest rate protection agreements) would increase by $0.9 million.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Executive Vice President—Capital Markets concluded that, as of March 31, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
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
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur is requesting the Court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. This matter could prove costly and time consuming to defend and there can be no assurances about the eventual outcome, but we believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
During 2006, the IRS began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We currently anticipate the remaining examinations to be concluded and settled in the next several months. As a result of its examination of the income tax return for 180 N. LaSalle, LLC for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of short-term capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct.
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
In addition, and as discussed in Note 7 — Recent Developments to our consolidated financial statements included in this report, our subsidiary that owns the 180 N. LaSalle Street property, 180 N. LaSalle II, L.L.C. (“180 LLC”), entered into a purchase agreement, which it later terminated because of the failure of the purchaser to timely close, for the proposed sale of our 180 N. LaSalle Street property. On February 13, 2009, an assignee of the original purchaser under the agreement, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should the return the $6.0 million in earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contains no financing contingency. In our opinion, after consultation with legal counsel, we believe that this lawsuit is without merit and that we will prevail in it.

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
Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
We are currently in arrears in the payment of dividends on our Series B Shares. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $2.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
Effective May 4, 2009, the Company moved its corporate headquarters from 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601 to 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611. Our general phone number of 312-917-1300 remains unchanged, as well as individual e-mail addresses and phone and facsimile numbers.

Item 6. Exhibits

10.1	Forbearance Extension dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.2	Third Amendment to Loan Agreement dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.3	Forbearance Extension dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.4	Waiver and Fourth Amendment to Loan Agreement dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: May 15, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Forbearance Extension dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.2	Third Amendment to Loan Agreement dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.3	Forbearance Extension dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.4	Waiver and Fourth Amendment to Loan Agreement dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.