Form 10-Q
period 2009-06-30
PRIME GROUP REALTY TRUST
filed 2009-08-14
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	36-4173047 (I.R.S. Employer Identification No.)

330 North Wabash Avenue, Suite 2800, Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)
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
On August 1, 2009, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Real estate:
Land	$80,216	$81,865
Building and improvements	330,257	334,280
Tenant improvements	57,885	57,799
Furniture, fixtures and equipment	1,163	1,159

	469,521	475,103
Accumulated depreciation	(72,885)	(61,651)

	396,636	413,452
In-place lease value, net	7,330	10,445
Above-market lease value, net	9,164	11,901

	413,130	435,798

Investments in unconsolidated joint ventures	—	6
Cash and cash equivalents	12,958	15,419
Receivables, net of allowance for doubtful accounts of $1,018 and $846 at June 30, 2009 and December 31, 2008, respectively:
Tenant	940	1,388
Deferred rent	13,603	13,072
Other	865	1,043
Restricted cash escrows	36,911	37,254
Deferred costs, net	14,905	16,859
Other	612	819

Total assets	$493,924	$521,658

Liabilities and Equity (Deficit)
Mortgage and notes payable	$444,984	$447,871
Accrued interest payable	4,289	2,945
Accrued real estate taxes	20,620	18,244
Accrued tenant improvement allowances	3,012	6,884
Accrued environmental remediation liabilities	8,110	7,839
Accounts payable and accrued expenses	11,363	9,409
Liabilities for leases assumed	3,232	3,279
Below-market lease value, net	3,847	5,450
Other	7,163	13,769

Total liabilities	506,620	515,690

Commitments and contingencies

Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized: Series B - Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	165,772	159,946
Retained deficit	(163,723)	(154,020)

Total equity - Prime Group Realty Trust	2,091	5,968
Noncontrolling interest	(14,787)	—

Total equity (deficit)	(12,696)	5,968

Total liabilities and equity	$493,924	$521,658

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	June 30,
	2009	2008
Revenue:
Rental	$11,537	$11,272
Tenant reimbursements	7,190	7,970
Other property revenues	1,190	1,597
Services Company revenue	234	370

Total revenue	20,151	21,209

Expenses:
Property operations	6,222	6,636
Real estate taxes	3,163	4,929
Depreciation and amortization	6,619	6,494
General and administrative	1,795	1,755
Services Company operations	331	409
Provision for asset impairment	6,860	—

Total expenses	24,990	20,223

Operating (loss) income	(4,839)	986
Interest and other (expense) income	(56)	293
Income from investments in unconsolidated joint ventures	—	9
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)
Interest:
Expense	(7,977)	(7,722)
Amortization of deferred financing costs	(914)	(341)
Distributions and losses to noncontrolling interest in excess of basis	—	(7,462)

Loss from continuing operations	(13,786)	(19,870)
Discontinued operations	72	514

Net loss	(13,714)	(19,356)
Net loss attributable to noncontrolling interest including allocation of preferred distributions	12,968	6,300

Net loss attributable to Prime Group Realty Trust	(746)	(13,056)
Net income allocated to preferred shareholders	(2,250)	(2,250)

Net loss attributable to common shareholders	$(2,996)	$(15,306)

Basic and diluted earnings attributable to common shareholders per common share:
Loss from continuing operations	$(12.67)	$(64.74)
Discontinued operations	—	0.02

Net loss attributable to common shareholders per common share — basic and diluted	$(12.67)	$(64.72)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Revenue:
Rental	$21,681	$22,543
Tenant reimbursements	15,153	16,900
Other property revenues	2,585	3,187
Services Company revenue	506	605

Total revenue	39,925	43,235

Expenses:
Property operations	13,099	14,860
Real estate taxes	7,412	9,667
Depreciation and amortization	15,606	13,182
General and administrative	4,050	3,352
Services Company operations	635	743
Provision for asset impairment	6,860	—

Total expenses	47,662	41,804

Operating (loss) income	(7,737)	1,431
Interest and other income	4,982	1,216
Income (loss) from investments in unconsolidated joint ventures	31	(60,345)
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)
Interest:
Expense	(15,876)	(16,993)
Amortization of deferred financing costs	(3,670)	(580)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222
Distributions and losses to noncontrolling interest in excess of basis	—	(7,462)
Gain on sales of real estate and joint venture interests	—	39,194

Loss from continuing operations	(22,270)	(34,950)
Discontinued operations	30	536

Net loss	(22,240)	(34,414)
Net loss (income) attributable to noncontrolling interest including allocation of preferred distributions	19,248	(24,601)

Net loss attributable to Prime Group Realty Trust	(2,992)	(59,015)
Net income allocated to preferred shareholders	(4,500)	(4,500)

Net loss attributable to common shareholders	$(7,492)	$(63,515)

Basic and diluted earnings attributable to common shareholders per common share:
Loss from continuing operations	$(31.68)	$(268.60)
Discontinued operations	—	0.02

Net loss attributable to common shareholders per common share — basic and diluted	$(31.68)	$(268.58)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statement of Changes in Equity
For the six months ended June 30, 2009
(dollars in thousands, except for per share amounts)

				(Distributions
	Series B		Additional	in Excess of)
	Preferred	Common	Paid-In	Retained	Noncontrolling
	Shares	Shares	Capital	Deficit	Interest	Total

Balance at December 31, 2008	$40	$2	$159,946	$(154,020)	$—	$5,968
Stock option expense (1)	—	—	106	—	—	106
Net loss	—	—	—	(7,453)	(14,787)	(22,240)
Series B — preferred share dividends declared ($0.5625 per share)	—	—	—	(2,250)	—	(2,250)
Contributions from parent company	—	—	5,720	—	—	5,720

Balance at June 30, 2009	$40	$2	$165,772	$(163,723)	$(14,787)	$(12,696)

(1)	Grant of options to Prime Group Realty L.P. employee to acquire a 3.5% ownership interest in Prime Office Company LLC.
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities
Net loss	$(22,240)	$(34,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(506)	(601)
Amortization of above/below-market lease value (included in rental revenue)	1,244	1,554
Amortization of in-place lease value	3,115	2,582
Provision for doubtful accounts	172	763
Gain on sales of real estate and joint venture interests (including discontinued operations of $506 in 2008)	—	(39,700)
Gain on earnest deposit from cancellation of sale of real estate	(5,339)	—
Depreciation and amortization	16,161	11,180
Provision for asset impairment	6,860	—
Provision for asset impairment from unconsolidated joint ventures	—	5,633
Net equity in (income) loss from investments in unconsolidated joint ventures	(31)	60,345
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	(14,222)
Distributions and losses to noncontrolling interest in excess of basis	—	7,462
Net changes in other operating assets and liabilities:
Accounts receivable	(265)	(3,542)
Other assets	199	(72)
Accrued interest payable	1,344	(154)
Accrued real estate taxes	2,377	135
Accounts payable and accrued expenses, including environmental remediation liabilities	1,358	(3,474)
Other liabilities	(391)	(1,960)
Distribution as a return on investment from unconsolidated joint venture	37	—

Net cash provided by (used in) operating activities	4,095	(8,485)

Investing activities
Capital expenditures for real estate and equipment	(6,503)	(6,887)
Proceeds from sale of real estate and joint venture interests	—	101,099
Change in restricted cash escrows	(666)	(6,440)
Leasing costs (includes lease assumption costs and leasing commissions)	(409)	(1,592)

Net cash (used in) provided by investing activities	(7,578)	86,180

Financing activities
Financing costs	(67)	(7,394)
Proceeds from mortgages and notes payable	—	149,600
Repayment of mortgages and notes payable	(2,381)	(254,123)
Dividends paid to Series B - preferred shareholders	(2,250)	(4,500)
Dividends paid to common shareholder	—	(159)
Contributions from parent company	5,720	31,595
Distributions paid to common unit holder	—	(17,841)

Net cash provided by (used in) financing activities	1,022	(102,822)

Net decrease in cash and cash equivalents	(2,461)	(25,127)
Cash and cash equivalents at beginning of period	15,419	37,893

Cash and cash equivalents at end of period	$12,958	$12,766

Other information
Interest paid	$14,951	$17,640
Income taxes paid	—	25
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
Supplemental cash flow information for net assets sold:

	Six months ended
	June 30,
	2009	2008

Real estate, net	$—	$33,400
Investments in unconsolidated joint ventures	—	21,759
Other assets and (liabilities), net	—	6,240

Net assets sold	—	61,399
Proceeds from sale of real estate	—	101,099

Gain on sales of real estate and joint venture interests	$—	$39,700

Supplemental schedule of non-cash investing and financing activities:

	Six months ended
	June 30,
	2009	2008

Tenant improvement allowances	141	490
Environmental remediation costs	224	5,575
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.
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
Prior to the adoption of SFAS No. 160, Prime Group Realty Trust would have been allocated additional losses that now are allocable to noncontrolling interests. As a result of the adoption of SFAS No. 160, losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT but rather will be allocated to Prime Group Realty, L.P. even though the allocation results in a deficit noncontrolling interest balance.
Included in the three and six months ended June 30, 2008 consolidated statements of operations before SFAS No. 160 was effective, the $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis was related to the recovery of losses previously recognized in 2007. Additionally, the $7.5 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. At that time, losses in excess of the noncontrolling interest basis were charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
The following pro forma condensed statements of operation are presented as if SFAS No. 160 was not effective during the current period (dollar in thousands, except per share amounts):

	Pro forma
	Three months	Six months
	ended	ended
	June 30, 2009	June 30, 2009

Net loss attributable to Prime Group Realty Trust	$(13,714)	$(22,240)
Net income allocated to preferred shareholders	(2,250)	(4,500)

Net loss attributable to common shareholders	$(15,964)	$(26,740)

Pro forma earnings attributable to common shareholders per common share — basic and diluted:
Net loss attributable per common share — basic and diluted	$(67.51)	$(113.07)

We have corrected immaterial prior year errors in the current year financial statements. We believe these corrections do not have a material impact on our current period or prior year financial statements.

1. Basis of Presentation (continued)
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
As of June 30, 2009, we have one primary reportable segment consisting principally of our ongoing ownership and operation of nine office properties, a joint venture interest in one office property located in Phoenix, Arizona (which is leased through operating leases to unrelated third parties), and a membership interest in an unconsolidated entity which owns extended-stay hotel properties.
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
As a result of the Acquisition, Prime Office Company LLC (“Prime Office”), a subsidiary of Lightstone, owned 100.0%, or 236,483, common shares of Prime Group Realty Trust (the “Company” or “PGRT”) and 99.1%, or 26,488,389, of the outstanding common units in the Operating Partnership. The ownership of 99.1% represents the noncontrolling interest reflected in the consolidated balance sheets. PGRT owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership, and remains the sole general partner of the Operating Partnership and thus consolidates the Operating Partnership and its wholly-owned subsidiaries for financial reporting purposes. These financial statements also include PGRT’s wholly-owned subsidiary PGRT ESH, Inc. (“PGRT ESH”). See Note 4 - Mortgage Notes Payable - to our consolidated financial statements included in this report for further information.

2. Formation and Organization (continued)
Each preferred and common unit of the Operating Partnership entitles the owners thereof to receive distributions from the Operating Partnership. Dividends declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
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
Effective January 1, 2009, we implemented SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS No. 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS No. 141(R) is effective for all transactions entered into on or after January 1, 2009. The adoption did not have a material impact on our Company’s financial position or results of operations, but could impact our future financial results to the extent that we acquire significant amounts of real estate, since related acquisition costs will be expensed as incurred compared to prior years’ practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.
In April 2009, the FASB issued three related staff positions which (i) clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, (ii) modify the recognition of other-than-temporary impairments of debt securities, and (iii) require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.
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

3. Impact of Recently Issued Accounting Standards (continued)
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

We have adopted the new staff positions as of June 30, 2009. The provisions of the staff positions did not have a material impact on our financial position or results of operations other than requiring expanded disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We have adopted the provisions of SFAS No. 165 and have provided the new disclosures as required.
4. Mortgage Notes Payable
BHAC Capital IV, L.L.C. On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, we obtained a $120.0 million non-recourse loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”). The loan was interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan had a maturity date of June 10, 2008 and was guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board, Mr. David Lichtenstein (the “Guarantors”), both of whom are affiliates of our parent company. The loan is non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of Extended Stay, Inc. (“ESH”).
Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan from June 10, 2008 until June 15, 2009. The interest rate for the extension was at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum.
On November 5, 2008, PGRT ESH entered into a an amendment to the Citicorp Loan documents dated as of October 31, 2008, modifying various terms of the Citicorp Loan. Pursuant to this amendment, the interest rate of the Citicorp Loan was increased to LIBOR plus 10%. On April 30, 2009, PGRT ESH entered into another amendment to the Citicorp Loan documents modifying certain terms of the Citicorp Loan. Pursuant to this amendment, the date for making any further required principal repayments on the loan was extended from April 30, 2009 until the maturity date of the loan on June 15, 2009. In addition, Citicorp further agreed not to exercise any of its rights and remedies under the Citicorp Loan documents relating to the repayment of the loan and certain specified covenant defaults through July 15, 2009. On June 16, 2009, ESH filed for Chapter 11 bankruptcy protection. Through the date of this filing, Citicorp has continued to refrain from exercising its rights and remedies under the Citicorp Loan documents relating to the loan maturity and certain specified covenant defaults and is currently negotiating with the loan Guarantors to restructure and further extend the Citicorp Loan. At June 30, 2009, the loan had an outstanding principal amount of $80.0 million.

4. Mortgage Notes Payable (continued)
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
On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. The default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans. On July 28, 2009, we conveyed the Jorie Boulevard property to the lender in exchange for a release of the loan. The loan balance and accrued interest at June 30, 2009 equaled $24.7 million. The Company anticipates recording a gain on extinguishment of approximately $8.3 million in the third quarter of 2009 representing the difference between the extinguished loan balance and accrued interest and the carrying value of the property.
Total interest paid on mortgage notes payable was $15.0 million and $17.6 million for the six months ended June 30, 2009 and 2008, respectively. No capitalization of interest occurred in the six months ended June 30, 2009 and 2008. In addition, Prime Office, through a capital contribution to the Company, repaid $1.5 million and $25.0 million of principal on the PGRT ESH loan during the six months ended June 30, 2009 and 2008, respectively. Prime Office also paid $4.2 million and $6.6 million in interest and other fees on the PGRT ESH loan for the six months ended June 30, 2009 and 2008, respectively.
5. Discontinued Operations
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) net income (loss) for properties sold or properties held for sale are reflected in the consolidated statements of operations as Discontinued operations in our June 30, 2009 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 1051 North Kirk Road property (which we sold in May 2008), and the residual effects related to properties sold in prior years (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental revenue	$—	$36	$—	$142
Tenant reimbursements	—	10	—	40
Other property income	—	—	4	1

Total revenue	—	46	4	183

Property operations	—	4	46	18
Real estate taxes	—	9	—	36
Interest expense	(72)	25	(72)	99

Total expenses	(72)	38	(26)	153

Income before gain on sales of real estate	72	8	30	30
Gain on sales of real estate	—	506	—	506

Discontinued operations	$72	$514	$30	$536

6. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants (such as, timely issuance of financial statements to lenders). The adoption of SFAS No. 160 did not have a material impact on our debt covenant calculations. As of June 30, 2009, we are in compliance with the requirements of these financial and non-financial covenants except for the previously disclosed Jorie Boulevard and PGRT ESH loan defaults, both of which are non-recourse loans.
7. Recent Developments
2009
Dividends. On January 7, 2009 our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009.
On April 8, 2009 and July 9, 2009 we announced that our Board determined not to declare a quarterly distribution on our Series B Shares for the first and second quarters of 2009, respectively, and that the Board was unable to determine when we will recommence distributions on our Series B Shares. The total arrearage in payment of dividends on the Series B Shares is $4.5 million. The Board is also in the process of considering various financing and other capitalization alternatives for the Company.
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
180 N. LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company (“180 LLC”) that owns the Property.
Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from 180 LLC on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, 180 LLC sent a letter to the Purchaser stating that the Purchaser was in default under the Agreement and that 180 LLC was terminating the Agreement. Because the Purchaser failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, under the terms of the agreement, 180 LLC is entitled to retain as liquidated damages the $6.0 million of earnest money that the Purchaser previously deposited with 180 LLC. As a result, we have recorded $5.3 million, net of costs, as other income in our consolidated financial statements. In addition, in the first quarter of 2009 we have reinstated depreciation and amortization in 2009 associated with the property related to the period that it was classified as property held for sale in 2008 which was approximately $3.0 million. In accordance with SFAS 144, depreciation and amortization ceases when a property is classified as held for sale.
On February 13, 2009, the Purchaser filed a lawsuit against 180 LLC seeking to rescind the Agreement and obtain the return of the earnest money because the Purchaser claims it was impossible for it to obtain financing for the acquisition due to the current economic conditions. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe the Purchaser’s appeal is without merit and anticipate that we will prevail in the appeal. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse effect on our consolidated financial condition or results of operations.

7. Recent Developments (continued)
2008
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

8. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per common share of beneficial interest for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except for per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to Prime Group Realty Trust	$(747)	$(13,061)	$(2,992)	$(59,020)
Net income allocated to preferred shareholders	(2,250)	(2,250)	(4,500)	(4,500)

Loss from continuing operations attributable to common shareholders	(2,997)	(15,311)	(7,492)	(63,520)
Discontinued operations attributable to common shareholders	1	5	—	5

Net loss attributable to common shareholders	$(2,996)	$(15,306)	$(7,492)	$(63,515)

Denominator - basic and diluted
Common shares	236,483	236,483	236,483	236,483

Basic and diluted earnings attributable to common shareholders per common share:
Loss from continuing operations	$(12.67)	$(64.74)	$(31.68)	$(268.60)
Discontinued operations	—	0.02	—	0.02

Net loss attributable to common shareholders per common share — basic and diluted	$(12.67)	$(64.72)	$(31.68)	$(268.58)

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
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at June 30, 2009 and December 31, 2008 was an equity investment of zero and approximately $6.0 thousand (included in Investments in unconsolidated joint ventures), respectively. Our share of the venture’s operations was income of approximately $31.0 thousand and $7.0 thousand for the six months ended June 30, 2009 and 2008, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received cash distributions of approximately $37.0 thousand during the six months ended June 30, 2009. No distributions were received in 2008.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH, from Lightstone Holdings, LLC, an affiliate of Lightstone. The purchase price was fully-funded with a non-recourse loan from Citicorp. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees. On June 16, 2009, ESH filed for Chapter 11 bankruptcy protection. Through the date of this filing, Citicorp has continued to refrain from exercising its rights and remedies under the Citicorp Loan documents relating to the loan maturity and certain specified covenant defaults and is currently negotiating with the loan Guarantors to restructure and further extend the Citicorp Loan.

9. Investments in Unconsolidated Joint Ventures (continued)
Our interest in BHAC at June 30, 2009 and December 31, 2008 was valued at zero (included in Investments in unconsolidated joint ventures). Our share of BHAC’s operations, assuming a hypothetical liquidation, was zero for the six months ended June 30, 2009, and a non-cash loss of $60.4 million for the six months ended June 30, 2008. We have discontinued applying the equity method of accounting and have not recorded additional losses as we have no obligation or guarantee to fund such losses.
During the second quarter of 2008 we recorded a provision for asset impairment of $5.6 million. This represented the remaining balance of our investment in the membership interest in BHAC as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Real estate, at cost (net):	$5,261,270	$5,406,059
Other assets	1,010,746	1,024,647

Total assets	$6,272,016	$6,430,706

Mortgage notes and other loans payable	$7,411,213	$7,411,073
Other liabilities	136,953	100,491
Total members’ deficit	(1,276,150)	(1,080,858)

Total liabilities and members’ deficit	$6,272,016	$6,430,706

	For the six-month
	period ending
	June 30,
	2009	2008
	(dollars in thousands)
Total revenue	$349,018	$441,187
Total expenses	(523,607)	(588,710)

Net loss	$(174,589)	$(147,523)

We are involved in litigation related to an option to purchase our interests in the Plumcor/Thistle JV that we granted Prime/Mansur Investment Partners, LLC (“Prime/Mansur”), which we subsequently terminated. See Note 10 - Commitments and Contingencies - Legal for more detail concerning this lawsuit. We believe we have legitimate defenses to this action and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
Our joint venture interest and the membership interest in the unconsolidated entities described above are considered to be a variable interest in the entity that owns each respective property, which we believe are variable interest entities (“VIE”). However, based on our evaluations, we are not the primary beneficiary of the entities, and, therefore, we do not consolidate the VIEs. Our maximum exposure as a result of the VIEs is not material as losses are limited to our capital balance which is zero at June 30, 2009.

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
During 2006, the Internal Revenue Service (“IRS”) began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. We currently anticipate the remaining examinations to be concluded and settled in the next several months. As a result of its examination of the income tax return for 180 N. LaSalle, LLC for the year ended 2004 the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct.
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
In addition, and as discussed in Note 7 — Recent Developments, in connection with the purchase and sale agreement that our subsidiary that owns the 180 N. LaSalle Street property, 180 N. LaSalle II, L.L.C. (“180 LLC”) entered into (and later terminated because of the failure of the Purchaser to timely close) for the proposed sale of our 180 N. LaSalle property, on February 13, 2009, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of the original Purchaser), filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Purchaser. In the lawsuit, the Purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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

10. Commitments and Contingencies (continued)
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
During the due diligence process in connection with the sale of certain industrial properties in October 2004, additional environmental contamination, beyond that previously identified by our environmental consultants, was discovered by the purchaser of our Chicago Enterprise Center, East Chicago Enterprise Center and Hammond Enterprise Center facilities. As a result, we agreed to establish a $1.25 million environmental escrow at the closing, in addition to a $3.2 million reserve for use in remediation of the costs. In connection with the sale, the purchaser of these properties agreed to assume the responsibility for the environmental remediation of the property and any costs which may be incurred in excess of the amounts we placed in escrow at the closing. Any excess funds remaining in the $1.25 million escrow after the remediation of the additional environmental contamination will be returned to us. This escrow is included in our restricted cash with a corresponding liability included in other liabilities. At June 30, 2009, this escrow had a balance of $0.9 million.
In November 2001, at the request of the Department of the Army of the United States of America (the ”DOA”), we granted the DOA a right of entry for environmental assessment and response in connection with our property known as the Atrium located at 280 Shuman Boulevard in Naperville, Illinois. The DOA informed us that the property was located north of a former Nike missile base and that the DOA was investigating whether certain regional contamination of the groundwater by trichloethene (“TCE”) emanated from the base and whether the DOA would be required to restore the environmental integrity of the region under the Defense Environmental Restoration Program for Formerly Used Defense Sites. In December 2001, the results from the tests of the groundwater from the site indicated elevated levels of TCE. It is currently our understanding based on information provided by the DOA and an analysis prepared by its environmental consultants that (i) the source of the TCE contamination did not result from the past or current activities on the Atrium property, and (ii) the TCE contamination is a regional problem that is not confined to the Atrium. Our environmental consultants have advised us that the United States Environmental Protection Agency (the “EPA”) has issued a Statement of Policy towards owners of property containing contaminated aquifers. According to this policy, it is the EPA’s position that where hazardous substances have come to be located on a property solely as a result of subsurface migration in an aquifer from an offsite source, the EPA will not take enforcement actions against the owner of the property. The groundwater underneath this property is relatively deep, and the property obtains its potable water supply from the City of Naperville and not from a groundwater well. Accordingly, we do not anticipate any material liability because of this TCE contamination.
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” (“FIN No. 47”), clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We recorded an asset of $9.0 million and a liability of $8.1 million related to asbestos abatement as of June 30, 2009.

10. Commitments and Contingencies (continued)
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $7.8 million as of December 31, 2008. For the six months ended June 30, 2009, this obligation increased as follows: (i) an increase in our cost estimate of $0.9 million due to the increased probability of abatement as lease terminations moved closer; (ii) a $0.4 million increase in the liability based on the increased present value of anticipated future abatement expenditures as the estimated date of abatement comes closer; and (iii) payments of $1.0 million were made for asbestos abatement.
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

10. Commitments and Contingencies (continued)
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
Under the Amended Tax Indemnity Agreement and the operating agreement of the New 36.0% Owner, Mr. Heise has limited consent rights with respect to transactions relating to Continental Towers which could result in taxable income or gain to Mr. Heise. Mr. Heise’s consent rights relate to the following actions: (1) sale or disposition of the Continental Towers property or any portion thereof; (2) refinance or repayment of debt relating to the Continental Towers property; (3) amendments to the Mortgage Loan or the junior lender’s rights thereunder; and (4) any other action which results in or creates the risk of a “Tax Event” with respect to Mr. Heise; provided, however, that Mr. Heise cannot withhold his consent to any proposed transaction if (i) we obtain a tax opinion from an independent law firm stating that the relevant transaction will not create a tax event; (ii) we obtain an opinion from an independent law firm stating that Mr. Heise has a “reasonable basis” for reporting the transaction without including any taxable income or gain and either (x) we have a net worth as defined in the agreement of at least $100.0 million or (y) we deposit security in the amount of the potential tax payment which would be due by Mr. Heise, grossed-up for any taxes which would be payable by Mr. Heise relating to such payment; or (iii) if we cannot obtain the opinions specified in (i) or (ii) above, we are required to pay the amount of the tax, on a grossed-up basis, to Mr. Heise. In the event that our net worth as defined in the agreement falls below $50.0 million, Mr. Heise has the right to acquire the general partnership interest in the 36.0% Owner for a price of $1,000. Our current net worth, as defined, exceeds the threshold listed above.
The Operating Partnership can be released from its obligations under the Amended Tax Indemnity Agreement in the event of the transfer of Prime Equity’s interest in the Junior Loan to a third-party transferee provided that such transferee or an affiliate assumes our obligations under the Amended Tax Indemnity Agreement and has a net worth in accordance with GAAP of not less than $100.0 million.

10. Commitments and Contingencies (continued)
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
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation, which includes an estimated remaining nominal gross rental obligation of $31.2 million (or net obligations of $3.2 million after applying estimated future sublease recoveries) over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at June 30, 2009 and December 31, 2008 includes $3.2 million and $3.2 million, respectively, related to the Citadel Reimbursement Obligation.
On November 26, 2001, we finalized a lease with a tenant for space in Continental Towers, our office buildings located in Rolling Meadows, Illinois. We have agreed to reimburse the tenant for a portion of the financial obligations consisting of base rent and the pro rata share of operating expenses and real estate taxes under the tenant’s lease for occupancy executed at an office building located in downtown Chicago, Illinois. As of June 30, 2009, this lease has a remaining estimated gross rental obligation of approximately $0.1 million. On February 14, 2003, we re-leased the space to the tenant for the remainder of the lease term of the pre-existing lease subject to the tenant’s option to terminate the lease effective as of any date after February 29, 2004, by providing us with six months prior written notice. We have approximately $0.1 million and $0.1 million in liabilities for leases assumed at June 30, 2009 and December 31, 2008, respectively, representing an estimate of our net liability related to this obligation which represents the differential between our remaining financial obligation under the pre-existing lease and the expected future rent from the tenant under the new lease.
11. Fair Values of Financial Measurements
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

11. Fair Values of Financial Measurements (continued)
The following is a description of valuation methodologies used for the Company’s assets and liabilities recorded at fair value.
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
Asset Impairment
During the second quarter of 2009 we recorded an asset impairment charge of $6.9 million for our Jorie Boulevard property to reduce the net book value of the property to its estimated fair value. In July 2009, we conveyed the property to the lender in exchange for a release of the loan on the property. We utilized Level 3 assumptions including occupancy, discount rates and capitalization rates in estimating the fair value.
Mortgage and Notes Payable
The carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon index rates, market spreads and incremental borrowing rates for similar types of borrowing arrangements. Similar debt instruments are traded in active markets so we classify our mortgage and notes payable to be Level 2 Valuation. The fair value of our mortgage and notes payable is estimated at $418.6 million and $428.5 million as of June 30, 2009 and December 31, 2008, respectively. Our recorded carrying value is $445.0 million and $447.9 million as of June 30, 2009 and December 31, 2008, respectively.
12. Subsequent Events
In accordance with SFAS No. 165, subsequent events have been evaluated through the time of our filing on August 14, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2009.
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
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. As of June 30, 2009, our portfolio of properties consists of 9 office properties, containing an aggregate of 3.5 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 101,000 net rentable square feet and a membership interest in an unconsolidated entity which owns 680 extended-stay hotel properties in operation in 44 U.S. states and Canada consisting of approximately 76,000 rooms. We lease and manage 3.5 million square feet comprising all of our wholly-owned properties. In addition, we are also the managing agent for the approximately 1.5 million square foot Citadel Center office building located at 131 South Dearborn Street in Chicago, Illinois. We are also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone.

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
Our income and cash flow from operations is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated primarily through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the second and first quarters of 2009 and at the end of each of the last three quarters of 2008, excluding properties sold in subsequent periods and our membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	June 30	March 31	December 31	September 30	June 30
	2009	2009	2008	2008	2008
Portfolio Total	79.8%	78.5%	78.1%	79.9%	80.9%

Unconsolidated Joint Venture Properties	57.0%	57.0%	56.4%	56.4%	56.4%

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. With the exception of the policy mentioned below, no significant changes have been made to our critical accounting policies since December 31, 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 31, 2009.
Noncontrolling Interests. We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” at the beginning of 2009. SFAS No. 160 changes the accounting and reporting for minority interests, which are now reported as noncontrolling interests and classified as a component of equity. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statements and is instead shown below net income under the heading “Net income (loss) attributable to noncontrolling interest.” Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as noncontrolling interest in consolidated real estate partnerships. Prime Office, a subsidiary of Lightstone, represents the noncontrolling interest in our consolidated financial statements. See Note 2 - Formation and Organization - for further discussion. As a result of the adoption of SFAS No. 160, losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT but rather will be allocated to Prime Group Realty, L.P. even though the allocation results in a deficit noncontrolling interest balance.

Results of Operations
Comparison of the three months ended June 30, 2009 to June 30, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

				%
(Dollars in thousands)	2009	2008	$ Change	Change

Property revenues	$19,917	$20,839	$(922)	(4.4)%
Services Company revenues	234	370	(136)	(36.8)

Total revenues	20,151	21,209	(1,058)	(5.0)

Property operating expenses	9,385	11,565	(2,180)	(18.8)
Depreciation and amortization	6,619	6,494	125	1.9
General and administrative	1,795	1,755	40	2.3
Services Company operations	331	409	(78)	(19.1)
Provision for asset impairment	6,860	—	6,860	—

Total expenses	24,990	20,223	4,767	23.6

Operating (loss) income	(4,839)	986	(5,825)	(590.8)
Interest and other (expense) income	(56)	293	(349)	(119.1)
Income from investments in unconsolidated joint ventures	—	9	(9)	(100.0)
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)	5,633	100.0
Interest:
Expense	(7,977)	(7,722)	(255)	(3.3)
Amortization of deferred financing costs	(914)	(341)	(573)	(168.0)
Distributions and losses to noncontrolling interest in excess of basis	—	(7,462)	7,462	100.0

Loss from continuing operations	(13,786)	(19,870)	6,084	30.6
Discontinued operations	72	514	(442)	(86.0)

Net loss	(13,714)	(19,356)	5,642	29.1
Net loss attributable to noncontrolling interest	12,968	6,300	6,668	105.8

Net loss attributable to Prime Group Realty Trust	$(746)	$(13,056)	$12,310	94.3%

Property Revenues. The decrease of $0.9 million in property revenues was primarily due to decreased recovery revenues resulting from lower real estate tax expense at our 330 N. Wabash Avenue property ($0.7 million) and decreased occupancy at our 800-810 Jorie Boulevard ($0.2 million) and Continental Towers ($0.2 million) properties. Partially offsetting the decrease was the recognition of termination fee income in the second quarter of 2009 for a tenant at our 180 N. LaSalle Street property.
Property Operating Expenses. The decrease of $2.2 million in property operating expenses was primarily due to adjustments to the estimated real estate taxes for our 330 N. Wabash Avenue ($1.6 million), Continental Towers ($0.2 million) and 180 N. LaSalle Street ($0.1 million) properties and lower bad debt expense for our 330 N. Wabash Avenue and 800-810 Jorie Boulevard properties ($0.3 million).
Provision for Asset Impairment. The $6.9 million charge in provision for asset impairment represents the write-down of our Jorie Boulevard property to its estimated fair value.

Interest and Other (Expense) Income. The decrease of $0.3 million in interest and other (expense) income was primarily due to the decrease in the average balance of our interest bearing short-term investment accounts as well as the decrease in the average interest rate earned from 2.9% in the second quarter of 2008 to 0.4% in the second quarter of 2009.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million provision for asset impairment in the second quarter of 2008 represents the write-down of the investment balance in ESH as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest Expense. The increase of $0.3 million in interest expense was primarily due to an increase in the interest rate on the loan collateralized with the property located at 800 Jorie Boulevard during the second quarter of 2009.
Amortization of Deferred Financing Costs. The increase of $0.6 million in amortization of deferred financing costs was primarily due to an increase in deferred finance charges related to the exit and restructuring fees on the Citicorp Loan associated with our investment in ESH.
Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of $7.5 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis have been charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property, which was sold in May 2008, and the residual effects related to properties sold in prior years.

Comparison of the six months ended June 30, 2009 to June 30, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses. The results for 2009 include correction of errors that relate to prior periods. The Company believes these corrections will not have a material impact on our current or prior years or any quarterly results of operations or financial position.

(Dollars in thousands)	2009	2008	$ Change	% Change

Property revenues	$39,419	$42,630	$(3,211)	(7.5)%
Services Company revenues	506	605	(99)	(16.4)

Total revenues	39,925	43,235	(3,310)	(7.7)

Property operating expenses	20,511	24,527	(4,016)	(16.4)
Depreciation and amortization	15,606	13,182	2,424	18.4
General and administrative	4,050	3,352	698	20.8
Services Company operations	635	743	(108)	(14.5)
Provision for asset impairment	6,860	—	6,860	—

Total expenses	47,662	41,804	5,858	14.0

Operating (loss) income	(7,737)	1,431	(9,168)	(640.7)
Interest and other income	4,982	1,216	3,766	309.7
Income (loss) from investments in unconsolidated joint ventures	31	(60,345)	60,376	100.1
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)	5,633	100.0
Interest:
Expense	(15,876)	(16,993)	1,117	6.6
Amortization of deferred financing costs	(3,670)	(580)	(3,090)	(532.8)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222	(14,222)	(100.0)
Distributions and losses to noncontrolling interest in excess of basis	—	(7,462)	7,462	100.0
Gain on sales of real estate and joint venture interests	—	39,194	(39,194)	(100.0)

Loss from continuing operations	(22,270)	(34,950)	12,680	36.3
Discontinued operations	30	536	(506)	(94.4)

Net loss	(22,240)	(34,414)	12,174	35.4
Net loss (income) attributable to noncontrolling interest	19,248	(24,601)	43,849	178.2

Net loss attributable to Prime Group Realty Trust	$(2,992)	$(59,015)	$56,023	94.9%

Property Revenues. The decrease of $3.2 million in property revenues was primarily due to decreased recovery revenues resulting from reduced property operating expenses ($1.5 million); the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.5 million), decreased occupancy at our 800-810 Jorie Boulevard ($0.4 million), Continental Towers ($0.3 million), 180 North LaSalle Street ($0.2 million) and 4343 Commerce Court ($0.1 million) properties, decreased parking garage revenues at our 330 N. Wabash Avenue property ($0.3 million) and the reinstatement of the amortization of the above and below-market lease values in 2009 associated with our 180 N. LaSalle Street property related to the period that it was classified as property held for sale in 2008 ($0.2 million). In accordance with SFAS 144, depreciation and amortization ceases when a property is classified as held for sale.

Property Operating Expenses. The decrease of $4.0 million in property operating expenses was primarily due to adjustments to the estimated real estate taxes for our 330 N. Wabash Avenue ($1.4 million), Continental Towers ($0.3 million) and 180 N. LaSalle Street ($0.2 million) properties, decreased property operating expenses primarily resulting from lower occupancy ($0.8 million), lower bad debt expense for our 330 N. Wabash Avenue and 800-810 Jorie Boulevard properties ($0.6 million), a correction to the estimated real estate taxes for our 180 N. LaSalle Street property ($0.4 million), a refund of real estate taxes for our 180 N. LaSalle Street property ($0.2 million) and reduced property operating expenses resulting from the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008 ($0.1 million).
Depreciation and Amortization. The increase of $2.4 million in depreciation and amortization was primarily due to the reinstatement of the depreciation and amortization in 2009 associated with our 180 North LaSalle Street property related to the period that it was classified as property held for sale in 2008 ($3.0 million). In accordance with SFAS 144, depreciation and amortization ceases when a property is classified as held for sale. In addition, depreciation and amortization increased due to the accretion of accrued environmental remediation liabilities at our 330 N. Wabash Avenue property ($0.2 million) and the accelerated amortization of in-place lease values associated with a tenant at our Continental Towers property due to the execution of an early lease renewal ($0.1 million). These increases were partially offset by a correction of an error in 2009 of prior years’ accumulated depreciation on tenant improvements ($0.7 million) as well as lease expirations at our 800-810 Jorie Boulevard property ($0.2 million).
General and Administrative. The increase of $0.7 million in general and administrative expense is primarily due to increased strategic alternative costs ($0.4 million), and increased audit, consulting and compliance fees due to the restatement of prior period financial statements in 2009 ($0.2 million).
Provision for Asset Impairment. The $6.9 million charge in provision for asset impairment represents the write-down of our Jorie Boulevard property to its estimated fair value.
Interest and Other Income. The increase of $3.8 million in interest and other income was primarily due to $5.3 million, net of legal reserves, recognized in the first quarter of 2009 for the earnest deposit on the terminated sale of our 180 N. LaSalle Street property. This increase was partially offset by decreases in both the investment rates and investment account balances during the first six months of 2009 compared to the same period in 2008.
Income (loss) from Investments in Unconsolidated Joint Ventures. The decrease of $60.4 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses from our investment in ESH.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million provision for asset impairment in the second quarter of 2008 represents the write-down of the investment balance in ESH as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest Expense. The decrease of $1.1 million in interest expense was primarily due to a $1.3 million reduction in interest expense in the first six months of 2009 compared to the same period in 2008 due to the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property.
Amortization of Deferred Financing Costs. The increase of $3.1 million in amortization of deferred financing costs was primarily due to an increase in deferred finance charges related to the exit and restructuring fees on the Citicorp Loan associated with our investment in ESH.
Recovery of Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of approximately $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis relates to the recovery in 2008 of losses previously recognized in 2007.

Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of $7.5 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis have been charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits.
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
Net Loss (Income) Attributable to Noncontrolling Interest. During the first six-months of 2009, $19.2 million in losses were recorded as net loss attributable to noncontrolling interest compared to ($24.6 million) of net income attributable to noncontrolling interest during the first six months of 2008. This decrease was primarily due to the gain on sales of real estate and joint venture interests of $39.2 million recorded during the first six months of 2008.

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
Our anticipated cash flows from operations combined with cash on hand are expected to be sufficient to fund our anticipated short-term capital needs over the next 12 months. For the remainder of 2009, we may need to fund significant capital expenditures to retenant space that has been previously vacated, or is anticipated to be vacated during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing escrows with lenders and the amounts available to be funded under the redevelopment loan relating to our 330 N. Wabash Avenue property. In addition, we may enter into capital transactions, which could include asset sales, debt or equity financings and modifications or extensions of existing loans. There can be no assurance that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or be on terms favorable to us.
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $4.1 million for the six months ended June 30, 2009 compared to ($8.5) million for the six months ended June 30, 2008 - an increase of $12.6 million. This change was primarily due to a $5.7 million decrease in real estate taxes payments and a decrease in expense for our properties, a $2.9 million decrease in interest payments due to a reduction in mortgage notes payable, primarily due to refinancing the debt associated with our 330 N. Wabash Avenue property in March 2008, a $1.2 million decrease in payments of accrued environmental remediation liabilities, a $0.8 million decrease in property operating expenses primarily resulting from lower occupancy, a $0.5 million decrease in employee bonus payments, a $0.3 million decrease in insurance payments due to timing, a $0.2 million increase in rents received in advance, a $0.2 million refund of real estate taxes for our 180 N. LaSalle Street property and a $0.1 million reduction of property operating expenses resulting from the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was ($7.5 million) for the six months ended June 30, 2009 compared to $86.2 million for the six months ended June 30, 2008 - a decrease of $93.7 million. During the first six months of 2008, we received $101.1 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million from the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). This decrease was partially offset by a net of $6.4 million in additional deposits made into our restricted cash and escrow accounts during the first six months of 2008 due to the refinancing of debt at our 330 N. Wabash Avenue and 4343 Commerce Court properties, as compared to the first six months of 2009 when a net of $0.7 million became unrestricted and available for use from these accounts. Additionally, we paid $1.6 million in leasing costs in the first six months of 2008 compared to $0.4 million for the same period of 2009.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $1.0 million for the six months ended June 30, 2009 compared to ($102.8 million) for the six months ended June 30, 2008 - an increase of $103.8 million. During the first six months of 2008, (i) we refinanced the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan; (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property; and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans and paid $7.4 million in financing costs related to these transactions. Affiliates of Lightstone funded $5.7 million and $31.6 million to pay down principal and interest on the PGRT ESH Citicorp Loan in the first six months of 2009 and 2008, respectively. We paid dividends totaling $2.3 million in the first six months of 2009 compared to $22.5 million in the first six months of 2008.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are not current on the payment of dividends on our Series B Shares. Our Board’s decision not to make the first and second quarter 2009 dividend payments was based, among other things, on our current capital resources and liquidity needs and the overall negative state of the economy and capital markets. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares. Our management and Board review our current capital resources and liquidity needs, the status of any pending capital events, debt levels and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Dividends on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The payment of future distributions/dividends will depend on our actual cash available for distribution, our financial condition, our current and future capital requirements, the completion of any capital transactions, including refinancings, asset sales and/or acquisitions, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial covenants. As of June 30, 2009, we are in compliance with the requirements of all of our financial covenants. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. On July 28, 2009, we conveyed the Jorie Boulevard property to the lender in exchange for a release of the loan. A default on the Jorie Boulevard loan does not cause a default on any of the Company’s other loans.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At June 30, 2009, these accounts totaled $36.9 million. These escrows consist of $6.5 million for capital and tenant improvements, $4.8 million for lease obligations, $12.0 million for real estate taxes and insurance, $6.1 million for depository accounts, $2.1 million for environmental remediation and asbestos abatement, and $5.4 million for various other purposes.
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

Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that we believe are fair and reasonable. While we have been able to extend certain required payments under our PGRT ESH loan from Citicorp, they have been short-term extensions. The Citicorp Loan currently matures on June 15, 2009 (and Citicorp previously agreed to forbear from exercising any remedies relating to a non-payment of the loan through July 15, 2009). There can be no assurances that we will be able to obtain a longer-term extension on this non-recourse loan. On June 16, 2009, ESH filed for Chapter 11 bankruptcy protection. Through the date of this filing, Citicorp has continued to refrain from exercising its rights and remedies under the Citicorp Loan documents relating to the loan maturity and certain specified covenant defaults and is currently negotiating with the loan Guarantors to restructure and further extend the Citicorp Loan.
The following tables disclose our contractual obligations and commercial commitments as of June 30, 2009:

	Payments Due by Period
	(dollars in thousands)
		Remainder			2012/	2014 and
Contractual Obligations(A)	Total	2009	2010	2011	2013	Thereafter
Mortgage notes payable (B)	$445,920	$104,247	$12,725	$153,806	$60,142	$115,000
Interest expense on mortgage notes payable	88,172	15,027	20,656	13,076	19,458	19,955
Operating lease obligations	2,203	123	236	224	443	1,177
Tenant improvement allowances (C)	3,012	3,012	—	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	31,294	6,784	8,953	9,233	6,324	—

Total contractual cash obligations	$570,601	$129,193	$42,570	$176,339	$86,367	$136,132

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds, proceeds of equity, debt or asset sale(s) transaction(s) and funds from affiliates as discussed above.

(B)
These totals represent the carrying value of our mortgage notes payable. The 2009 obligations include $80.0 million due on the non-recourse Citicorp Loan to PGRT ESH, a $1.1 million exit fee and a $1.0 million restructuring fee related to our PGRT ESH loan and the remaining balance pertains to the non-recourse mortgage note on our Jorie Boulevard property. The 2011 obligations include $88.0 million due on our 330 North Wabash Avenue property, for which we have two one-year extension options, and $60.0 million due on our 180 N. LaSalle Street property.

(C)	We have escrows of $1.2 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $27.3 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $4.8 million to fund a portion of this contractual amount at June 30, 2009.

		Amount of Commitment Expiration Per Period
	Total	(dollars in thousands)
Other Commercial	Amounts													2014 and
Commitments	Committed	2009			2010			2011			2012-2013			Thereafter
Tax indemnifications (A)	$14,018	$	(A	)	$	(A	)	$	(A	)	$	(A	)	$—
Environmental remediation (B)	8,110		28			6,948			724			100		310
Series B Shares (C)	4,500		(C	)		(C	)		(C	)		(C	)	(C	)

Total commercial commitments	$26,628		$28			$6,948			$724			$100		$310

(A)
We estimate our maximum possible exposure on tax indemnifications to be $14.0 million if the remaining indemnity property had been sold as of June 30, 2009. See Note 10 - Commitments and Contingencies - Tax Indemnities to our consolidated financial statements included in this report for further information.

(B)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 10 - Commitments and Contingencies - Environmental to our consolidated financial statements included in this report for further information.

(C)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009. In April 2009, our Board decided not to declare a quarterly dividend for the first quarter of 2009. In July 2009, our Board decided not to declare a quarterly dividend for the second quarter of 2009. The total arrearage in payment of dividends on the Series B Shares is $4.5 million as of June 30, 2009.

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
Indebtedness. Our aggregate indebtedness as recorded had a carrying value of $445.0 million at June 30, 2009. This indebtedness had a weighted average maturity of 3.1 years and bore interest at a weighted average interest rate of 7.3% per annum. At June 30, 2009, $353.8 million, or 79.5% of such indebtedness, bore interest at fixed rates, and $91.2 million, or 20.5% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $0.9 million of amortized principal debt service during the first six months of 2009. This amount is exclusive of $1.5 million of principal payments made on behalf of the Company by Lightstone on the PGRT ESH loan through a capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of June 30, 2009, we are not involved in any unconsolidated SPE transactions.
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
As of June 30, 2009, approximately $91.2 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of June 30, 2009.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount - Face Value	$21.9	$12.3	$153.4	$—	$50.0	$115.0	$352.6
Weighted-average interest rate - Face Value	13.1%	8.3%	5.8%	—	8.0%	5.9%	—

Fixed rate amount - Carrying Value	$23.0	$12.4	$153.4	$—	$50.0	$115.0	$353.8
Weighted-average interest rate - Carrying Value	13.1%	8.4%	5.8%	—	8.0%	5.9%	—

Variable rate amount	$80.2	$0.4	$0.4	$0.4	$9.8	$—	$91.2
Weighted-average interest rate	10.3%	4.5%	4.5%	4.5%	4.5%	—	—

(1)
Based upon the rates in effect at June 30, 2009, the weighted-average interest rates on our mortgage notes payable at June 30, 2009 was 7.3%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by $0.9 million.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President-Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Executive Vice President-Capital Markets concluded that, as of June 30, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
As we reported in our December 31, 2008 Form 10-K, our management previously determined that we had a material weakness as of December 31, 2008 in our internal controls over financial reporting because our monthly close process did not utilize sufficient technical expertise to allow it to identify the proper accounting treatment of certain transactions. The Company’s remediation plan included reviewing and assessing our internal controls, processes and procedures to timely and properly monitor, evaluate and record complex tax and accounting matters in accordance with US GAAP. In cases where complex accounting issues occur, we have been consulting with external financial reporting and accounting consultants to review and support our conclusions. In addition, the Company has implemented a coordinated review process including the Company’s financial and accounting management. It includes a formal and detailed review of the monthly financial statements and all significant accounting transactions. The status of these remediation plans will be monitored by management and reviewed by the Audit Committee periodically.
(b) Changes in internal controls over financial reporting
Except as described in Item 4(a) above, there was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, and as discussed in Note 7 — Recent Developments to our consolidated financial statements included in this report, our subsidiary that owns the 180 N. LaSalle Street property, 180 N. LaSalle II, L.L.C. (“180 LLC”), entered into a purchase agreement, which it later terminated because of the failure of the purchaser to timely close, for the proposed sale of our 180 N. LaSalle Street property. On February 13, 2009, an assignee of the original purchaser under the agreement, YPI LaSalle Owner, LLC, filed a lawsuit against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division, claiming that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should the return the $6.0 million in earnest money to purchaser. In the lawsuit, the purchaser alleges that it was impossible for it to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contains no financing contingency. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it.

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
Item 1A. Risk Factors.
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I - Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
We are currently in arrears in the payment of dividends on our Series B Shares for the first and second quarters of 2009. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $4.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
Effective May 4, 2009, the Company moved its corporate headquarters from 77 West Wacker Drive, Suite 3900, Chicago, Illinois to 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611. Our general phone number of 312-917-1300 remains unchanged, as well as individual e-mail addresses and phone and facsimile numbers.

Item 6. Exhibits
10.1	Forbearance Extension dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.2	Fifth Amendment to Loan Agreement dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President-Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President-Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: August 14, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Forbearance Extension dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

10.2	Fifth Amendment to Loan Agreement dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President-Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President-Capital Markets of Registrant.