Form 10-Q
period 2009-09-30
PRIME GROUP REALTY TRUST
filed 2009-11-12
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
On November 1, 2009, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Real estate:
Land	$76,044	$81,865
Building and improvements	317,324	334,280
Tenant improvements	54,889	57,799
Furniture, fixtures and equipment	1,267	1,159

	449,524	475,103
Accumulated depreciation	(72,277)	(61,651)

	377,247	413,452
In-place lease value, net	6,553	10,445
Above-market lease value, net	8,021	11,901

	391,821	435,798

Cash and cash equivalents	9,874	15,419
Investments in unconsolidated joint ventures	—	6
Receivables, net of allowance for doubtful accounts of $1,415 and $846 at September 30, 2009 and December 31, 2008, respectively:
Tenant	668	1,388
Deferred rent	13,648	13,072
Other	534	1,043
Restricted cash escrows	36,570	37,254
Deferred costs, net	14,241	16,859
Other	1,332	819

Total assets	$468,688	$521,658

Liabilities and Equity

Mortgage and notes payable	$342,302	$447,871
Accrued interest payable	1,764	2,945
Accrued real estate taxes	24,491	18,244
Accrued tenant improvement allowances	1,019	6,884
Accrued environmental remediation liabilities	8,347	7,839
Accounts payable and accrued expenses	7,411	9,409
Liabilities for leases assumed	2,806	3,279
Below-market lease value, net	3,998	5,450
Other	5,465	13,769

Total liabilities	397,603	515,690

Commitments and contingencies

Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	243,688	155,396
Retained deficit	(157,294)	(149,470)

Total equity — Prime Group Realty Trust	86,436	5,968
Noncontrolling interest	(15,351)	—

Total equity	71,085	5,968

Total liabilities and equity	$468,688	$521,658

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Revenue:
Rental	$10,200	$11,684
Tenant reimbursements	8,109	7,645
Other property revenues	1,173	1,535
Services Company revenue	258	256

Total revenue	19,740	21,120

Expenses:
Property operations	6,358	6,249
Real estate taxes	4,434	2,502
Depreciation and amortization	6,230	5,581
General and administrative	1,451	1,585
Services Company operations	288	344
Loss on tax indemnification	1,799	—

Total expenses	20,560	16,261

Operating (loss) income	(820)	4,859
Interest and other expense	(17)	(494)
Income from investments in unconsolidated joint ventures	—	1
Interest:
Expense	(5,690)	(7,475)
Amortization of deferred financing costs	(287)	(829)
Distributions and losses to noncontrolling interest in excess of basis	—	(5,852)

Loss from continuing operations	(6,814)	(9,790)
Discontinued operations	8,129	(2,271)

Net income (loss)	1,315	(12,061)
Net (income) loss attributable to noncontrolling interest	(1,667)	3,621

Net loss attributable to Prime Group Realty Trust	(352)	(8,440)
Net income allocated to preferred shareholders, net of noncontrolling interest of $2,230 in 2009 and 2008	(20)	(20)

Net loss available to common shareholders	$(372)	$(8,460)

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(1.87)	$(35.69)
Discontinued operations	0.30	(0.08)

Net loss attributable to common shareholders per common share — basic and diluted	$(1.57)	$(35.77)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Revenue:
Rental	$31,266	$33,348
Tenant reimbursements	23,071	24,235
Other property revenues	3,757	4,634
Services Company revenue	764	861

Total revenue	58,858	63,078

Expenses:
Property operations	18,985	20,168
Real estate taxes	11,798	12,063
Depreciation and amortization	21,395	18,141
General and administrative	5,501	4,937
Services Company operations	923	1,087
Loss on tax indemnification	1,799	—

Total expenses	60,401	56,396

Operating (loss) income	(1,543)	6,682
Interest and other income	4,965	708
Income (loss) from investments in unconsolidated joint ventures	31	(60,344)
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)
Interest:
Expense	(20,459)	(23,886)
Amortization of deferred financing costs	(3,957)	(1,409)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222
Distributions and losses to noncontrolling interest in excess of basis	—	(13,315)
Gain on sales of real estate and joint venture interests	—	39,194

Loss from continuing operations	(20,963)	(43,781)
Discontinued operations	38	(2,695)

Net loss	(20,925)	(46,476)
Net loss (income) attributable to noncontrolling interest	13,121	(25,439)

Net loss attributable to Prime Group Realty Trust	(7,804)	(71,915)
Net income allocated to preferred shareholders, net of noncontrolling interest of $6,690 in 2009 and 2008	(60)	(60)

Net loss available to common shareholders	$(7,864)	$(71,975)

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(33.25)	$(304.25)
Discontinued operations	—	(0.10)

Net loss attributable to common shareholders per common share — basic and diluted	$(33.25)	$(304.35)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statement of Changes in Equity
For the nine months ended September 30, 2009
(dollars in thousands, except for per share amounts)
(Unaudited)

				(Distributions
	Series B		Additional	in Excess of)	Non-
	Preferred	Common	Paid-In	Retained	controlling
	Shares	Shares	Capital	Deficit	Interest	Total

Balance at December 31, 2008	$40	$2	$155,396	$(149,470)	$—	$5,968
Stock option expense (1)	—	—	106	—	—	106
Net loss	—	—	—	(7,804)	(13,121)	(20,925)
Series B — preferred share dividends declared ($0.5625 per share)	—	—	—	(20)	(2,230)	(2,250)
Contributions from parent company	—	—	88,186	—	—	88,186

Balance at September 30, 2009	$40	$2	$243,688	$(157,294)	$(15,351)	$71,085

(1)	Grant of options to Prime Group Realty L.P. employee to acquire a 3.5% ownership interest in Prime Office Company LLC.
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net loss	$(20,925)	$(46,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of mortgage notes payable	(652)	(853)
Amortization of above/below-market lease value (included in rental revenue)	2,592	2,249
Amortization of in-place lease value	3,892	3,663
Provision for doubtful accounts	626	94
Gain on sales of real estate and unconsolidated joint venture interests	—	(39,700)
Gain on earnest deposit from cancellation of sale of real estate	(5,339)	—
Depreciation and amortization	21,952	16,818
Provision for asset impairment	6,860	1,600
Provision for asset impairment from unconsolidated joint ventures	—	5,633
Gain on extinguishment of debt	(8,323)	—
Net equity in (income) loss from investments in unconsolidated joint ventures	(31)	60,344
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	(14,222)
Distributions and losses to noncontrolling interest in excess of basis	—	13,315
Net changes in operating assets and liabilities:
Accounts receivable	(266)	(4,869)
Other assets	(522)	(457)
Accrued interest payable	1,586	41
Accrued real estate taxes	6,436	2,936
Accounts payable and accrued expenses, including environmental remediation liabilities	583	(2,027)
Other liabilities	(2,246)	(1,219)
Distribution as a return on investment from unconsolidated joint venture	37	—

Net cash provided by (used in) operating activities	6,260	(3,130)

Investing activities
Capital expenditures for real estate and equipment	(9,743)	(16,013)
Proceeds from sales of real estate and unconsolidated joint venture interests	—	101,099
Change in restricted cash escrows	(2,036)	(2,812)
Leasing costs (includes lease assumption costs and leasing commissions)	(870)	(1,594)

Net cash (used in) provided by investing activities	(12,649)	80,680

Financing activities
Financing costs	(172)	(7,434)
Proceeds from mortgages and notes payable	—	149,600
Repayment of mortgages and notes payable	(2,820)	(259,588)
Dividends paid to Series B-preferred shareholders	(2,250)	(6,750)
Dividends paid to common shareholder	—	(160)
Contributions from parent company	6,086	38,609
Distributions paid to common unit holder	—	(17,841)

Net cash provided by (used in) financing activities	844	(103,564)

Net decrease in cash and cash equivalents	(5,545)	(26,014)
Cash and cash equivalents at beginning of period	15,419	37,893

Cash and cash equivalents at end of period	$9,874	$11,879

Supplemental information:
Interest paid	$20,712	$25,500
Income taxes paid	—	25
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
Supplemental cash flow information for net assets sold:

	Nine months ended
	September 30,
	2009	2008

Real estate, net	$—	$33,400
Investments in unconsolidated joint ventures	—	21,759
Deferred costs, net	—	5
Accrued real estate taxes	—	(1,136)
Other assets and (liabilities), net	—	7,371

Net assets sold	—	61,399
Proceeds from sale of real estate	—	101,099

Gain on sales of real estate and unconsolidated joint venture interests	$—	$39,700

Supplemental schedule of non-cash activities:

	Nine months ended
	September 30,
	2009	2008

Tenant improvement allowances	$141	$1,368
Environmental remediation costs	$901	$5,872

Assignment of interest in unconsolidated joint venture:
Increase in additional paid-in capital	$82,100	$—
Decrease in mortgage and notes payable	$(80,000)	$—
Decrease in accounts payable and accrued interest	$(2,100)	$—

Conveyance of real estate in exchange for release from mortgage and notes payable:
Decrease mortgage and notes payable	$21,251	$—
Decrease real estate, net	(14,492)	—
Decrease restricted cash escrows	(1,685)	—
Decrease accrued interest payable	2,767	—
Other, net	482	—

Gain on early extinguishment of debt	$8,323	$—

See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2009.
On January 1, 2009, we adopted new accounting guidance for noncontrolling interest as issued by the Financial Accounting Standards Board (“FASB”). Application of the new accounting guidance has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of equity on the accompanying consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statements of operations.
Prior to the adoption of the new accounting guidance, Prime Group Realty Trust would have been allocated additional losses that now are allocable to noncontrolling interests. As a result of the adoption of the new accounting guidance, losses to noncontrolling interest in excess of basis will no longer be allocated to Prime Group Realty Trust (“PGRT” or the “Company”) but rather will be allocated to Prime Group Realty, L.P. (our “Operating Partnership”) even though the allocation results in a deficit noncontrolling interest balance.
Included in the nine months ended September 30, 2008 consolidated statements of operations prior to the new accounting guidance was effective was $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis, which was related to the recovery of losses previously recognized in 2007. Additionally, the $5.9 million and $13.3 million, for the three and nine months ended September 30, 2008, respectively, in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. At that time, losses in excess of the noncontrolling interest basis were charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
The following pro forma condensed statements of operation are presented as if the new accounting guidance was not effective during the current period (dollar in thousands, except per share amounts):

	Pro forma
	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2009

Net income (loss) attributable to Prime Group Realty Trust	$1,315	$(20,925)
Net income allocated to preferred shareholders	(2,250)	(6,750)

Net loss attributable to common shareholders	$(935)	$(27,675)

Pro forma earnings attributable to common shareholders per common share — basic and diluted:
Net loss attributable per common share — basic and diluted	$(3.95)	$(117.03)

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
As of September 30, 2009, we have one primary reportable segment consisting principally of our ongoing ownership and operation of eight office properties, and a joint venture interest in one office property located in Phoenix, Arizona (which is leased through operating leases to unrelated third parties).
2. Formation and Organization
PGRT, a Maryland real estate investment trust (“REIT”), is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, generally we will not be subject to federal income tax to the extent we distribute at least 90% of out REIT taxable income to our shareholders.
As of September 30, 2009, Prime Office Company LLC (“Prime Office”), a subsidiary of The Lightstone Group (“Lightstone”), owned 100.0%, or 236,483 common shares of PGRT and 99.1%, or 26,488,389 of the outstanding common units in our Operating Partnership. The ownership of 99.1% represents the noncontrolling interest reflected in the consolidated balance sheets. PGRT owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership, and remains the sole general partner of the Operating Partnership and thus consolidates the Operating Partnership and its wholly-owned subsidiaries for financial reporting purposes. There are 4.0 million shares outstanding of our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) that trade on the New York Stock Exchange (“NYSE”).
These financial statements also included PGRT’s wholly-owned subsidiary PGRT ESH, Inc. (“PGRT ESH”). On September 24, 2009, and effective July 16, 2009, PGRT ESH assigned its sole asset, its membership interest in BHAC Capital IV, L.L.C. (“BHAC”) an entity which owns 100% of Extended Stay Hotels, Inc. (“ESH”), to an affiliate of the Company’s Chairman of the Board and Prime Office. In connection with the transaction, PGRT ESH was released from its obligations under the loan from Citicorp USA, Inc. which encumbered the membership interest. See Note 4 — Mortgage Notes Payable — to our consolidated financial statements included in this report for further information. For the three and nine months ended September 30, 2009 and 2008, amounts included in the consolidated statements of operations related to PGRT ESH were losses of $366, $7,688, $2,556, and $73,049, respectively.
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
3. Impact of Recently Issued Accounting Standards
In June 2009, the FASB issued the new Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP for SEC registrants. The ASC is not intended to change or alter existing U.S. GAAP and is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. ASC did not have a material impact on our consolidated financial statements.

3. Impact of Recently Issued Accounting Standards (continued)
We adopted the provisions of the FASB Staff Position (“FSP”) relating to Fair Value Measurements and Disclosures on January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of this FSP did not have a material impact on our financial position or results of operations other than requiring expanded disclosures.
The new accounting guidance related to business combinations as issued by the FASB was effective for us for business combinations with an acquisition date on or after January 1, 2009. The new accounting guidance broadens the previous guidance extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. The new accounting guidance also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. This Statement expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The adoption did not have a material impact on our Company’s financial position or results of operations, but could impact our future financial results to the extent that we acquire significant amounts of real estate, since related acquisition costs will be expensed as incurred compared to prior years’ practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.
We adopted the provisions of a FSP relating to Fair Value Measurements and Disclosures as of June 30, 2009. This FSP provides guidance on estimating the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date. The implementation of this FSP did not have a material impact on our financial position or results of operations.
We adopted the provisions of a FSP on Financial Assets as of June 30, 2009. This FSP required disclosures about fair value of financial instruments in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. This FSP also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The implementation of this FSP did not have a material impact on our financial position or results of operations other than requiring expanded disclosures.
In May 2009, the FASB issued new accounting guidance related to subsequent events. The new accounting guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new accounting guidance is effective for the periods ended on and after June 30, 2009. We have adopted the provisions of the new accounting guidance and have provided the new disclosures as required.
4. Mortgage Notes Payable
BHAC Capital IV, L.L.C. On June 29, 2007, through our wholly-owned qualified REIT subsidiary PGRT ESH, we obtained a $120.0 million non-recourse loan (the “Citicorp Loan”) from Citicorp USA, Inc. (“Citicorp”). The loan was interest only and accrued interest at a variable rate of 4.0% above the London Interbank Offered Rate (“LIBOR”) or 1.50% above Citicorp’s base interest rate, as selected by PGRT ESH from time to time. The loan had a maturity date of June 10, 2008 and was guaranteed by an affiliate of Lightstone, Lightstone Holdings LLC (“Lightstone Holdings”), and our Chairman of the Board of Trustees (“Board”), Mr. David Lichtenstein (the “Guarantors”), both of whom are affiliates of our parent company. The loan was non-recourse to PGRT ESH and is secured by, among other things, a pledge of PGRT ESH’s membership interest in BHAC.

4. Mortgage Notes Payable (continued)
Effective June 10, 2008, PGRT ESH extended the maturity date of the Citicorp Loan from June 10, 2008 until June 15, 2009. The interest rate for the extension was at PGRT ESH’s election (a) one or three-month LIBOR plus 6% or (b) the lender’s base rate plus 4% per annum.
In January 2008, PGRT ESH was informed that BHAC was indefinitely suspending distributions on the membership units held by PGRT ESH. After that time, the debt service and fees on the non-recourse Citicorp Loan were funded by capital contributions from our parent company, Prime Office, to the Company and, in turn, to PGRT ESH.
On November 5, 2008, PGRT ESH entered into an amendment to the Citicorp Loan documents dated as of October 31, 2008, modifying various terms of the Citicorp Loan. Pursuant to this amendment, the interest rate of the Citicorp Loan was increased to LIBOR plus 10%. On April 30, 2009, PGRT ESH entered into another amendment to the Citicorp Loan documents modifying certain terms of the Citicorp Loan. Pursuant to this amendment, the date for making any further required principal repayments on the loan was extended from April 30, 2009 until the maturity date of the loan on June 15, 2009. In addition, Citicorp further agreed not to exercise any of its rights and remedies under the Citicorp Loan documents relating to the repayment of the loan and certain specified covenant defaults through July 15, 2009. On June 16, 2009, ESH filed for Chapter 11 bankruptcy protection.
On September 18, 2009, with a transaction effective date of July 16, 2009, PGRT ESH assigned its membership interest in BHAC to LSG-ESH LLC (“LSG-ESH”), an affiliate of the Company’s Chairman of the Board and our parent company, Prime Office. In connection with the transaction, PGRT ESH was released from liability for the obligations under the Citicorp Loan. Due to the related party nature of the transfer of the BHAC interest, including the assumption of the obligations under the Citicorp Loan, this transaction was approved unanimously by our independent trustees and we recorded this transaction as an increase to additional paid-in capital and a reduction of mortgage and notes payable of $80.0 million and a reduction in accrued financing fees included in accounts payable and accrued expenses of $2.1 million.
800-810 Jorie Boulevard. On October 20, 2008, we received a notice of default from the special servicer of the non-recourse mortgage note on our 800-810 Jorie Boulevard property. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. The default on the Jorie Boulevard loan did not cause a default on any of the Company’s other loans. On July 28, 2009, we conveyed the Jorie Boulevard property to the lender in exchange for a release of the loan. The Company recorded a gain on extinguishment of $8.3 million which is included in discontinued operations on the consolidated statement of operations in the third quarter of 2009 representing the difference between the extinguished loan balance and accrued interest and the carrying value of the property.
Total interest paid on mortgage notes payable was $20.7 million and $25.5 million for the nine months ended September 30, 2009 and 2008, respectively. No capitalization of interest occurred in the nine months ended September 30, 2009 and 2008. In addition, Prime Office, through a capital contribution to the Company, repaid $1.5 million and $30.0 million of principal on the PGRT ESH loan during the nine months ended September 30, 2009 and 2008, respectively. Prime Office also paid $4.6 million and $8.6 million in interest and other fees on the PGRT ESH loan for the nine months ended September 30, 2009 and 2008, respectively.

5. Discontinued Operations
Net income (loss) for properties sold or properties held for sale are reflected in the consolidated statements of operations as discontinued operations in our September 30, 2009 interim consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 800-810 Jorie Boulevard property (conveyed to the lender in exchange for a release of the related loan in July 2009), 1051 North Kirk Road property (which we sold in May 2008), and the residual effects related to properties sold in prior years (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$118	$302	$929	$1,762
Operating expenses	121	608	1,128	2,333

Operating loss	(3)	(306)	(199)	(571)
Interest expense, net	(191)	(365)	(1,226)	(1,030)
Gain on extinguishment of debt	8,323	—	8,323	—
Gain on sale of real estate	—	—	—	506
Provision for asset impairment	—	(1,600)	(6,860)	(1,600)

Net gain (loss) from discontinued operations	$8,129	$(2,271)	$38	$(2,695)

6. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants (such as, timely issuance of financial statements to lenders). As of September 30, 2009, we are in compliance with the requirements of these financial and non-financial covenants.
7. Recent Developments
2009
Dividends. On January 7, 2009, our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009.
On April 8, 2009, July 9, 2009 and October 6, 2009, we announced that our Board determined not to declare a quarterly distribution on our Series B Shares for the first, second and third quarters of 2009, respectively, and that the Board was unable to determine when we will recommence distributions on our Series B Shares. The total arrearage in payment of dividends on the Series B Shares is $6.75 million. The Board is also in the process of considering various financing and other capitalization alternatives for the Company.
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

7. Recent Developments (continued)
180 N. LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company, 180 N. LaSalle II, L.L.C. (“180 LLC”) that owns the Property.
Pursuant to the terms of the Agreement, the Purchaser was obligated to close the transaction and purchase the Property from 180 LLC on February 18, 2009. The Purchaser failed to close by that deadline. On February 19, 2009, 180 LLC sent a letter to the Purchaser stating that the Purchaser was in default under the Agreement and that 180 LLC was terminating the Agreement. Because the Purchaser failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, under the terms of the agreement, 180 LLC is entitled to retain as liquidated damages the $6.0 million of earnest money that the Purchaser previously deposited with 180 LLC. As a result, we have recorded $5.3 million, net of costs, as other income in our consolidated financial statements. In addition, in the first quarter of 2009, we reinstated depreciation and amortization associated with the property related to the period that it was classified as property held for sale in 2008, which was approximately $3.0 million. In accordance with U.S. GAAP, the Company ceases depreciation and amortization when a property is classified as held for sale.
On February 13, 2009, the Purchaser filed a lawsuit against 180 LLC seeking to rescind the Agreement and obtain the return of the earnest money because the Purchaser claims it was impossible for it to obtain financing for the acquisition due to economic conditions at the time. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe the Purchaser’s appeal is without merit and anticipate that we will prevail in the appeal. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse effect on our consolidated financial condition or results of operations.
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
330 N. Wabash Avenue Hotel Sale. On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property to Modern Magic Hotel, LLC (the “Hotel Buyer”) for the purchase price of $46.0 million. The purchase and sale agreement included a covenant by 330 LLC to perform certain asbestos removal, demolition and pre-construction work on the floors subject to the sale. 330 LLC deposited $10.7 million at closing into construction escrows with the title insurance company and $2.1 million with one of the mortgage lenders to be used for such costs. This work has been completed. These obligations were recorded as a liability and charged against the gain when determining the gain on sale of approximately $9.8 million.
On May 2, 2008, we completed the sale of our 1051 North Kirk Road property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a gain on sale of $0.5 million in the second quarter of 2008.
800-810 Jorie Boulevard Asset Impairment. We recorded an asset impairment of $1.6 million related to the write-down of this property to its estimated fair value in the third quarter of 2008.

8. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per common share for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except for per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to Prime Group Realty Trust	$(424)	$(8,420)	$(7,804)	$(71,891)
Net income allocated to preferred shareholders net of noncontrolling interest	(20)	(20)	(60)	(60)

Loss from continuing operations attributable to common shareholders	(444)	(8,440)	(7,864)	(71,951)
Discontinued operations attributable to common shareholders	72	(20)	—	(24)

Net loss attributable to common shareholders	$(372)	$(8,460)	$(7,864)	$(71,975)

Denominator — basic and diluted
Common shares	236,483	236,483	236,483	236,483

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(1.87)	$(35.69)	$(33.25)	$(304.25)
Discontinued operations	0.30	(0.08)	—	(0.10)

Net loss attributable to common shareholders per common share — basic and diluted	$(1.57)	$(35.77)	$(33.25)	$(304.35)

9. Investments in Unconsolidated Joint Ventures
We have an investment in one unconsolidated joint venture which we account for under the equity method of accounting. Additionally, we had an investment in BHAC which was sold during 2009. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to this investment.
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at September 30, 2009 and December 31, 2008 was an equity investment of zero and approximately $6.0 thousand (included in Investments in unconsolidated joint ventures), respectively. Our share of the venture’s operations was income of approximately $31.0 thousand and $8.0 thousand for the nine months ended September 30, 2009 and 2008, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received cash distributions of approximately $37.0 thousand during the nine months ended September 30, 2009. No distributions were received in 2008.
Extended Stay Hotels. On June 29, 2007, through our wholly-owned subsidiary, PGRT ESH, we purchased a $120.0 million membership interest in BHAC, an entity which owns 100.0% of ESH, from Lightstone Holdings, LLC, an affiliate of Lightstone. The purchase price was fully-funded with a non-recourse loan from Citicorp. ESH and its affiliates own mid-priced extended-stay hotel properties in the United States and Canada. Because the transaction was with affiliates of Lightstone, the acquisition of the membership interest was approved unanimously by our independent trustees. On June 16, 2009, ESH filed for Chapter 11 bankruptcy protection. BHAC did not file for bankruptcy protection.

9. Investments in Unconsolidated Joint Ventures (continued)
On September 18, 2009, with a transaction effective date of July 16, 2009, PGRT ESH assigned its membership interest in BHAC to LSG-ESH LLC (“LSG-ESH”), an affiliate of the Company’s Chairman of the Board and our parent company, Prime Office. In connection with the transaction, PGRT ESH was released from liability for the obligations under the Citicorp Loan. Due to the related party nature of the transfer of the BHAC interest, including the assumption of the obligations under the Citicorp Loan, this transaction was approved unanimously by our independent trustees and we recorded this transaction as an increase to additional paid-in capital and a reduction of mortgage and notes payable of $80.0 million and a reduction in accrued financing fees included in accounts payable and accrued expenses of $2.1 million.
Our interest in BHAC at December 31, 2008 was valued at zero (included in Investments in unconsolidated joint ventures). Our share of BHAC’s operations, assuming a hypothetical liquidation, was zero for the nine months ended September 30, 2009, and a non-cash loss of $60.3 million for the nine months ended September 30, 2008. Prior to the sale of BHAC, we had discontinued applying the equity method of accounting and did not record additional losses as we had no obligation or guarantee to fund such losses.
During the second quarter of 2008, we recorded a provision for asset impairment of $5.6 million. This represented the remaining balance of our investment in the membership interest in BHAC as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
The following tables represent the condensed balance sheet and income statement of BHAC on a historical basis for 2008:

December 31,
2008
(dollars in
thousands)
Real estate, at cost (net):	$5,406,059
Other assets	1,024,647

Total assets	$6,430,706

Mortgage notes and other loans payable	$7,411,073
Other liabilities	100,491
Total members’ deficit	(1,080,858)

Total liabilities and members’ deficit	$6,430,706

For the nine months
ended
September 30,
2008
(dollars in
thousands)
Total revenue	$675,938
Total expenses	(885,585)

Net loss	$(209,647)

10. Commitments and Contingencies
Legal. The sale of our 208 South LaSalle Street property to Prime/Mansur Investment Partners, LLC (“Prime/Mansur”) closed on December 9, 2005. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed a purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to either grant it specific performance and order us to convey our joint venture interest in Plumcor Thistle or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. Prime/Mansur may or may not appeal the decision and if it does, we intend to vigorously defend the judge’s decision. If Prime/Mansur does appeal the case, we believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
In addition, and as discussed in Note 7 — Recent Developments, in connection with the purchase and sale agreement for the proposed sale of our 180 N. LaSalle Street property that our subsidiary, 180 LLC, entered into and later terminated because of the failure of the Purchaser to timely close, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of the original Purchaser) filed a lawsuit on February 13, 2009 against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division. In the lawsuit, the Purchaser claims that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Purchaser because it was impossible for Purchaser to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

10. Commitments and Contingencies (continued)
On October 20, 2009, Mr. Dean Konstand filed a shareholder derivative complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against us, Lightstone, Prime Office and the members of our Board in place immediately after the closing of our acquisition by Lightstone, consisting of David Lichtenstein, Jeffrey A. Patterson, John M. Sabin, Michael M. Schurer, Shawn R. Tominus, Bruno De Vinck and George R. Whittemore. In this case, the plaintiff is alleging that the common dividends declared by the Board in July 2005 and February 2006 constituted a breach of the Board’s duty of loyalty and care, and good faith and fair dealing, to the Company and the holders of the Series B Shares, and that this breach was directed by Lightstone and Prime Office. The plaintiff requests for the benefit of the Company that the court grant a judgment in favor of the Company against all of the other defendants in the amount of $106 million, the amount of the dividends that were declared on the foregoing dates. This matter could be time consuming and costly to defend but we believe that we have valid defenses to the foregoing claims. In addition, the foregoing claims may be covered in whole or in part by our directors and officers liability insurance, subject to coverage limits and applicable deductibles.
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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Pursuant to the existing accounting rules, a conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We recorded an asset of $9.0 million and a liability of $8.3 million related to asbestos abatement as of September 30, 2009.

10. Commitments and Contingencies (continued)
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $7.8 million as of December 31, 2008. For the nine months ended September 30, 2009, this obligation increased as follows: (i) an increase in our cost estimate of $0.9 million due to the increased probability of abatement as lease terminations moved closer; (ii) a $0.6 million increase in the liability based on the increased present value of anticipated future abatement expenditures as the estimated date of abatement comes closer; and (iii) payments of $1.0 million were made for asbestos abatement.
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
Tax Indemnity Agreements. On December 12, 1997, we purchased and amended a junior mortgage note encumbering the property known as Continental Towers located in Rolling Meadows, Illinois. As part of this transaction (the “Continental Transaction”), our Operating Partnership entered into a Tax Indemnity Agreement pursuant to which we agreed to indemnify the two limited partners of the limited partnership which then owned the property, Mr. Casati and Mr. Heise, for, among other things, the federal and applicable state income tax liabilities that result from the income or gain which they recognize upon refinancing, sale, foreclosure or other action taken by us with respect to the property or the mortgage note.
On January 10, 2006, we and Messrs. Casati and Heise, entered into an Amended Tax Indemnity Agreement in connection with the Continental Transaction, which among other things, reduced the estimated maximum liability of the Operating Partnership in the event of the consummation of a taxable transaction relating to our Continental Towers property, calculated at current tax rates, from approximately $53.2 million to $14.0 million. In connection with the foregoing amendment, we made a payment to Mr. Casati of $4.2 million and Mr. Casati released us from all of our obligations under the Amended Tax Indemnity Agreement relating to Mr. Casati. This payment was recorded as loss on tax indemnification in our consolidated financial statements. The remaining $14.0 million was further reduced to zero on September 16, 2009, when Mr. Heise sold his remaining interest in the entity which owns fee title to a portion of Continental Towers to a subsidiary of the Operating Partnership. In connection with the sale, the Operating Partnership paid $1.8 million to Mr. Heise and he released us from all of our obligations under the Amended Tax Indemnity Agreement relating to Mr. Heise. This payment was recorded as loss on tax indemnification in our consolidated financial statements.
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

10. Commitments and Contingencies (continued)
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation, which includes an estimated remaining nominal gross rental obligation of $27.7 million (or net obligations of $2.8 million after applying estimated future sublease recoveries) over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at September 30, 2009 and December 31, 2008 includes $2.8 million and $3.2 million, respectively, related to the Citadel Reimbursement Obligation.
Effective September 24, 2009, the current owner of Citadel Center (“131 LLC”), terminated the management agreement pursuant to which a subsidiary of our Operating Partnership managed the Citadel Center property. We believe that this termination was wrongful and was in violation of the terms of our management agreement with 131 LLC. We also believe that under Illinois law, by wrongfully terminating the management agreement, 131 LLC has released us from liability for the Citadel Reimbursement Obligation, because the indemnification agreement which provides for such liability was entered into simultaneously with, and as part of the same transaction as, the management agreement. On October 13, 2009, we filed suit in the Circuit Court of Cook County, Illinois against 131 LLC for damages and a declaratory judgment that we no longer have any obligations under the management agreement, the indemnification agreement, and two related escrow agreements, and that the amounts held pursuant to such escrow agreements should be paid to us by 131 LLC immediately. We currently intend at this time to continue satisfying the Citadel Reimbursement Obligation while the case is pending and until we receive a ruling that we no longer have any liability for such obligations, although this intention could change in the future.
11. Fair Values of Financial Measurements
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Additionally, the Company, from time to time, may be required to record other assets at fair value on a nonrecurring basis.
The Company groups assets and liabilities at fair value in a three level hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
These levels are:
Level 1	Valuation is based upon quoted prices for identical assets or liabilities in active markets.
Level 2
Valuation is based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is based on unobservable and significant assumptions to the fair value measurement.
During the second quarter of 2009, we recorded an asset impairment charge of $6.9 million for our 800-810 Jorie Boulevard property to reduce the net book value of the property to its estimated fair value. We utilized Level 3 assumptions including occupancy, discount rates and capitalization rates in estimating the fair value. In July 2009, we conveyed the property to the lender in exchange for a release of the loan on the property.

11. Fair Values of Financial Measurements (continued)
The mortgage and notes payable carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon index rates, market spreads and incremental borrowing rates for similar types of borrowing arrangements. Similar debt instruments are traded in active markets so we classify our mortgage and notes payable to be classified within Level 2 of the valuation hierarchy. The fair value of our mortgage and notes payable is estimated at $318.7 million and $428.5 million as of September 30, 2009 and December 31, 2008, respectively. Our recorded carrying value is $342.3 million and $447.9 million as of September 30, 2009 and December 31, 2008, respectively.
12. Subsequent Events
Subsequent events have been evaluated through the time of our filing on November 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2009.
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
OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops, and redevelops office and industrial real estate, primarily in metropolitan Chicago. As of September 30, 2009, our portfolio of properties consists of 8 office properties containing an aggregate of 3.3 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 101,000 net rentable square feet. We lease and manage 3.3 million square feet comprising all of our wholly-owned properties. We are also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone.

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
Our income and cash flow from operations is derived primarily from rental revenue (including tenant reimbursements) from our properties. We expect that any revenue growth over the next several years will come from revenue generated primarily through increased occupancy rates in our portfolio. The following summarizes our portfolio occupancy at the end of the first three quarters of 2009 and at the end of each of the last two quarters of 2008, excluding properties sold in subsequent periods.:

	Portfolio Occupancy
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Portfolio Total	81.2%	79.8%	78.5%	78.1%	79.9%

Unconsolidated Joint Venture Properties	57.0%	57.0%	57.0%	56.4%	56.4%

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. With the exception of the policy mentioned below, no significant changes have been made to our critical accounting policies since December 31, 2008 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed March 31, 2009.
Noncontrolling Interests. On January 1, 2009, we adopted new accounting guidance for noncontrolling interests as issued by the Financial Accounting Standards Board (“FASB”). The new accounting guidance changes the accounting and reporting for minority interests, which are now reported as noncontrolling interests and classified as a component of equity. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statements of operations and is instead shown below net income under the heading “Net (income) loss attributable to noncontrolling interest.” Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as noncontrolling interest in consolidated real estate partnerships. Prime Office, a subsidiary of Lightstone, represents the noncontrolling interest in our consolidated financial statements. See Note 2 — Formation and Organization — for further discussion. As a result of the adoption of the new accounting guidance, losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT but rather will be allocated to our Operating Partnership even though the allocation results in a deficit noncontrolling interest balance.

Results of Operations
Comparison of the three months ended September 30, 2009 to September 30, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2009	2008	$ Change

Property revenues	$19,482	$20,864	$(1,382)
Services Company revenues	258	256	2

Total revenues	19,740	21,120	(1,380)

Property operating expenses	10,792	8,751	2,041
Depreciation and amortization	6,230	5,581	649
General and administrative	1,451	1,585	(134)
Services Company operations	288	344	(56)
Loss on tax indemnification	1,799	—	1,799

Total expenses	20,560	16,261	4,299

Operating (loss) income	(820)	4,859	(5,679)
Interest and other expense	(17)	(494)	477
Income from investments in unconsolidated joint ventures	—	1	(1)
Interest:
Expense	(5,690)	(7,475)	1,785
Amortization of deferred financing costs	(287)	(829)	542
Distributions and losses to noncontrolling interest in excess of basis	—	(5,852)	5,852

Loss from continuing operations	(6,814)	(9,790)	2,976
Discontinued operations	8,129	(2,271)	10,400

Net income (loss)	1,315	(12,061)	13,376
Net (income) loss attributable to noncontrolling interest	(1,667)	3,621	(5,288)

Net loss attributable to Prime Group Realty Trust	$(352)	$(8,440)	$8,088

Property Revenues. The decrease of $1.4 million in property revenue was primarily due to an early lease termination fee received in 2008 from a former tenant at our 180 N. LaSalle Street property, reduced rental rates associated with a lease amendment executed with a tenant at our Continental Towers property and lower occupancy at some of our properties.
Property Operating Expenses. The increase of $2.0 million in property operating expenses was primarily due to a cumulative real estate tax expense true-up in 2008 of estimates which did occur in 2009.
Depreciation and Amortization. The increase of $0.6 million in depreciation and amortization was primarily due to the reinstatement of the depreciation and amortization in 2009 associated with our 180 North LaSalle Street property related to the period that it was classified as property held for sale in 2008. In accordance with U.S. GAAP, depreciation and amortization ceases when a property is classified as held for sale.

Loss on Tax Imdemnification. The increase of $1.8 million in loss on tax imdenification reflects a payment to terminate a tax indemification agreement on our Continental Towers property (see Note 10).
Interest and Other Expense. The decrease of $0.5 million in interest and other expense was primarily due to a change in the leasing assumptions related to the Citadel Reimbursement Obligation in 2008.
Interest Expense. The decrease of $1.8 million in interest expense was primarily due to the assignment of our membership interest in BHAC and transfer of the related Citicorp Loan in the third quarter of 2009.
Amortization of Deferred Financing Costs. The decrease of $0.5 million in amortization of deferred financing costs was primarily due to the 2008 amortization of debt issue costs related to the restructuring of the Citicorp Loan associated with our investment in BHAC. These debt issue costs were fully amortized at June 30, 2009.
Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of $5.9 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis were charged to operations under U.S. GAAP in 2008, as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits. Under U.S. GAAP in 2009, distributions and losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT.
Discontinued Operations. Discontinued operations include the results of operations of our 800-810 Jorie Boulevard property, which was conveyed to the lender in exchange for a release from the related loan in July 2009; 1051 North Kirk Road property, which was sold in May 2008; and the residual effects related to properties sold in prior years.

Comparison of the nine months ended September 30, 2009 to September 30, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses. The results for 2009 include correction of errors that relate to prior periods. The Company believes these corrections will not have a material impact on our current or prior years or any quarterly results of operations or financial position.

(Dollars in thousands)	2009	2008	$ Change

Property revenues	$58,094	$62,217	$(4,123)
Services Company revenues	764	861	(97)

Total revenues	58,858	63,078	(4,220)

Property operating expenses	30,783	32,231	(1,448)
Depreciation and amortization	21,395	18,141	3,254
General and administrative	5,501	4,937	564
Services Company operations	923	1,087	(164)
Loss on tax indemnification	1,799	—	1,799

Total expenses	60,401	56,396	4,005

Operating (loss) income	(1,543)	6,682	(8,225)
Interest and other income	4,965	708	4,257
Income (loss) from investments in unconsolidated joint ventures	31	(60,344)	60,375
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)	5,633
Interest:
Expense	(20,459)	(23,886)	3,427
Amortization of deferred financing costs	(3,957)	(1,409)	(2,548)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222	(14,222)
Distributions and losses to noncontrolling interest in excess of basis	—	(13,315)	13,315
Gain on sales of real estate and joint venture interests	—	39,194	(39,194)

Loss from continuing operations	(20,963)	(43,781)	22,818
Discontinued operations	38	(2,695)	2,733

Net loss	(20,925)	(46,476)	25,551
Net loss (income) attributable to noncontrolling interest	13,121	(25,439)	38,560

Net loss attributable to Prime Group Realty Trust	$(7,804)	$(71,915)	$64,111

Property Revenues. The decrease of $4.1 million in property revenues was primarily due to decreased recovery revenues resulting from reduced property operating expenses, the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008, decreased occupancy at some of our properties, early termination fee income in 2008 at our 180 N. LaSalle Street property, decreased parking garage revenues at our 330 N. Wabash Avenue property and the reinstatement of the amortization of the above and below-market lease values in 2009 associated with our 180 N. LaSalle Street property related to the period that it was classified as property held for sale in 2008. In accordance with U.S. GAAP, depreciation and amortization ceases when a property is classified as held for sale.
Property Operating Expenses. The decrease of $1.4 million in property operating expenses was primarily due to decreased utility expenses as a result of favorable weather conditions and lower occupancy at some of our properties, lower bad debt expense for our 330 N. Wabash Avenue property and adjustments to the estimated real estate taxes for our properties.

Depreciation and Amortization. The increase of $3.3 million in depreciation and amortization was primarily due to the reinstatement of the depreciation and amortization in 2009 associated with our 180 North LaSalle Street property related to the period that it was classified as property held for sale in 2008. In accordance with U.S. GAAP, depreciation and amortization ceases when a property is classified as held for sale.
General and Administrative. The increase of $0.6 million in general and administrative expense is primarily due to increased strategic alternative costs, employee severance costs due to personnel reductions, and increased audit, consulting and compliance fees due to the restatement of prior period financial statements in 2009.
Loss on Tax Imdemnification. The increase of $1.8 million in loss on tax imdenification reflects a payment to terminate a tax indemification agreement on our Continental Towers property (see Note 10).
Interest and Other Income. The increase of $4.3 million in interest and other income was primarily due to an earnest money deposit recorded as income due to the termination of the sale of our 180 N. LaSalle Street property. This increase was partially offset by decreases in interest income due to a decrease in both the investment rates and investment account balances.
Income (loss) from Investments in Unconsolidated Joint Ventures. The decrease of $60.4 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses from our investment in ESH in 2008.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million provision for asset impairment in the second quarter of 2008 represents the write-down of the investment balance in ESH as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest Expense. The decrease of $3.4 million in interest expense was primarily due to the assignment of our membership interest in BHAC and transfer of the related Citicorp Loan in the third quarter of 2009 and a reduction in interest expense on our 330 N. Wabash Avenue property due to the March 2008 sale of a portion of the property and partial repayment and simultaneous refinancing of the debt.
Amortization of Deferred Financing Costs. The increase of $2.5 million in amortization of deferred financing costs was primarily due to an increase in deferred finance charges related to the exit and restructuring fees on the Citicorp Loan associated with our investment in ESH. We assigned our membership interest in BHAC and transferred the related Citicorp Loan in the third quarter of 2009.
Recovery of Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of approximately $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis relates to the recovery in 2008 of losses previously recognized in 2007.
Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of $13.3 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis were charged to operations under U.S. GAAP in 2008, as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits. Under U.S. GAAP in 2009, distributions and losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT.
Gain on Sales of Real Estate and Joint Venture Interests. The decrease of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to the sale of our 50% joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.

Discontinued Operations. Discontinued operations include the results of operations of our 800-810 Jorie Boulevard property; which was conveyed to the lender in exchange for a release of the related loan in July 2009; 1051 North Kirk Road property, which was sold in May 2008; and the residual effects related to properties sold in prior years.
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
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $6.3 million for the nine months ended September 30, 2009, compared to ($3.1) million for the nine months ended September 30, 2008 — an increase of $9.4 million. This change was primarily due to a $10.8 million decrease in real estate taxes due to the timing of payments for our properties, a $2.5 million decrease in interest payments due to a reduction in mortgage notes payable primarily due to refinancing the debt associated with our 330 N. Wabash Avenue property in March 2008, a $1.0 million decrease in property operating expenses primarily resulting from lower occupancy. These increases were partially offset by a $2.0 million reduction in property revenues resulting from lower occupancy at our properties, a $1.8 million payment to terminate a tax indemnification agreement related to our Continental Towers property, a $0.5 million reduction of parking revenues at our 330 N. Wabash Avenue property and a $0.4 million reduction of property revenues resulting from the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was ($12.6 million) for the nine months ended September 30, 2009 compared to $80.7 million for the nine months ended September 30, 2008 — a decrease of $93.3 million. During the first nine months of 2008, we received $101.1 million in proceeds from the sale of real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million from the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). We had a decrease in capital expenditures of $6.3 million, a decrease in deposits made into our restricted cash and escrow accounts of $0.8 million and a decrease in leasing costs of $0.7 million for the first nine months of 2009 compared to the same period in 2008.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $0.8 million for the nine months ended September 30, 2009 compared to ($103.6 million) for the nine months ended September 30, 2008 — an increase of $104.4 million. During the first nine months of 2008, (i) we refinanced the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan; (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property; and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans and paid $7.4 million in financing costs related to these transactions. Affiliates of Lightstone funded $6.1 million and $38.6 million to pay down principal, interest and other fees on the PGRT ESH Citicorp Loan in the first nine months of 2009 and 2008, respectively. We paid dividends totaling $2.3 million in the first nine months of 2009 compared to $24.8 million in the first nine months of 2008.

In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. At this time, we are not current on the payment of dividends on our Series B Shares. Our Board’s decision not to make any quarterly dividend payments for the first three quarters of 2009 was based, among other things, on our current capital resources and liquidity needs and the overall negative state of the economy and capital markets. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares. Our management and Board review our current capital resources and liquidity needs, the status of any pending capital events, debt levels and our requirements for cash reserves each quarter prior to making any decision with respect to paying distributions/dividends. Dividends on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. The payment of future distributions/dividends will depend on our actual cash available for distribution, our financial condition, our current and future capital requirements, the completion of any capital transactions, including refinancings, asset sales and/or acquisitions, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, minimum net worth levels and minimum liquidity levels as well as other financial covenants. As of September 30, 2009, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At September 30, 2009, these accounts totaled $36.6 million. These escrows consist of $5.1 million for capital and tenant improvements, $4.4 million for lease obligations, $15.9 million for real estate taxes and insurance, $6.2 million for depository accounts, $0.2 million for environmental remediation and asbestos abatement, and $4.8 million for various other purposes.
We believe that the operating plan we have developed for the future year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the next 12 months and maintain compliance with our debt covenants for the next 12 months. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as major tenants defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, or to negotiate terms that we believe are fair and reasonable.

The following tables disclose our contractual obligations and commercial commitments as of September 30, 2009:

	Payments Due by Period
	(dollars in thousands)
		Remainder			2012/	2014 and
Contractual Obligations (A)	Total	2009	2010	2011	2013	Thereafter
Mortgage notes payable (B)	$342,130	$457	$12,725	$153,806	$60,142	$115,000
Interest expense on mortgage notes payable	78,530	5,420	20,634	13,069	19,452	19,955
Operating lease obligations	2,141	62	236	224	442	1,177
Tenant improvement allowances (C)	1,019	1,019	—	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	27,724	3,214	8,953	9,233	6,324	—

Total contractual cash obligations	$451,544	$10,172	$42,548	$176,332	$86,360	$136,132

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds, proceeds of equity and debt or asset sale(s) transaction(s).

(B)
These totals represent the face value of our mortgage notes payable. The 2011 obligations include $88.0 million due on our 330 N. Wabash Avenue property, for which we have two one-year extension options, and $60.0 million due on our 180 N. LaSalle Street property.

(C)	We have escrows of $0.8 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $24.2 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $4.4 million to fund a portion of this contractual amount at September 30, 2009.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
	Total
Other Commercial	Amounts							2012-		2014 and
Commitments	Committed	2009		2010		2011		2013		Thereafter
Environmental remediation (A)	$8,347	$3		$7,275		$648		$102		$319
Series B Shares (B)	6,750	(B	)	(B	)	(B	)	(B	)	(B	)

Total commercial commitments	$15,097	$3		$7,275		$648		$102		$319

(A)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 10 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(B)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009. Our Board decided not to declare any quarterly dividends for the first three quarters of 2009. The total arrearage in payment of dividends on the Series B Shares is $6.75 million as of September 30, 2009.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends. Management and our Board review the Company’s cash position, the status of potential capital events, debt levels and the Company’s requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustees elected by the Series B shareholders will expire whenever all dividends in arrears on the Series B Shares have been paid and current dividends declared and set apart for payment.

Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.
Indebtedness. Our aggregate indebtedness as recorded had a carrying value of $342.3 million at September 30, 2009. This indebtedness had a weighted average maturity of 3.7 years and bore interest at a weighted average interest rate of 6.2% per annum. At September 30, 2009, $331.2 million, or 96.8% of such indebtedness, bore interest at fixed rates, and $11.1 million, or 3.2% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $1.3 million of amortized principal debt service during the first nine months of 2009. This amount is exclusive of $1.5 million of principal payments made on behalf of the Company by Lightstone on the PGRT ESH loan through a capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 30, 2009, we are not involved in any unconsolidated SPE transactions.
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
As of September 30, 2009, approximately $11.1 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of September 30, 2009.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Face Value	$0.4	$12.3	$153.4	$—	$50.0	$115.0	$331.1
Weighted-average interest rate — Face Value	6.0%	8.3%	5.8%	—	8.0%	5.9%	—

Fixed rate amount — Carrying Value	$0.4	$12.4	$153.4	$—	$50.0	$115.0	$331.2
Weighted-average interest rate — Carrying Value	6.6%	8.4%	5.8%	—	8.0%	5.9%	—

Variable rate amount	$0.1	$0.4	$0.4	$0.4	$9.8	$—	$11.1
Weighted-average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	—	—

(1)
Based upon the rates in effect at September 30, 2009, the weighted-average interest rates on our mortgage notes payable at September 30, 2009 was 6.2%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by $0.1 million.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Executive Vice President—Capital Markets concluded that, as of September 30, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
As we reported in our December 31, 2008 Form 10-K, our management previously determined that we had a material weakness as of December 31, 2008 in our internal controls over financial reporting because our monthly close process did not utilize sufficient technical expertise to allow it to identify the proper accounting treatment of certain transactions. The Company’s remediation plan included reviewing and assessing our internal controls, processes and procedures, to timely and properly monitor, evaluate and record complex tax and accounting matters in accordance with U.S. GAAP. In cases where complex accounting issues occur, we have been consulting with external financial reporting and accounting consultants to review and support our conclusions. In addition, the Company has implemented a coordinated review process including the Company’s financial and accounting management. It includes a formal and detailed review of the monthly financial statements and all significant accounting transactions. The status of these remediation plans will be monitored by management and reviewed by the Audit Committee periodically.
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
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. Prime/Mansur may or may not appeal the decision and if it does, we intend to vigorously defend the judge’s decision. If Prime/Mansur does appeal the case, we believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
During 2006, the IRS began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. As a result of its examination of the income tax return for 180 N. LaSalle, L.L.C. for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of short-term capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct.
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

On October 20, 2009, Mr. Dean Konstand filed a shareholder derivative complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against us, Lightstone, Prime Office and the members of our Board in place immediately after the closing of our acquisition by Lightstone, consisting of David Lichtenstein, Jeffrey A. Patterson, John M. Sabin, Michael M. Schurer, Shawn R. Tominus, Bruno De Vinck and George R. Whittemore. In this case, the plaintiff is alleging that the common dividends declared by the Board in July 2005 and February 2006 constituted a breach of the Board’s duty of loyalty and care, and good faith and fair dealing, to the Company and the holders of the Series B Shares, and that this breach was directed by Lightstone and Prime Office. The plaintiff requests for the benefit of the Company that the court grant a judgment in favor of the Company against all of the other defendants in the amount of $106 million, the amount of the dividends that were declared on the foregoing dates. This matter could be time consuming and costly to defend but we believe that we have valid defenses to the foregoing claims. In addition, the foregoing claims may be covered in whole or in part by our directors and officers liability insurance, subject to coverage limits and applicable deductibles.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
We are currently in arrears in the payment of dividends on our Series B Shares for the first, second and third quarters of 2009. As of the date of filing of this Form 10-Q, the total arrearage in payment of dividends on the Series B Shares was $6.75 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our current policy with respect to dividends on our outstanding shares of beneficial interest.
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

Item 6. Exhibits

10.1	Assignment and Assumption effective as of July 16, 2009, by PGRT ESH, Inc. and LSG-ESH LLC.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: November 12, 2009	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)