Form 10-K
period 2009-12-31
PRIME GROUP REALTY TRUST
filed 2010-04-09
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	36-4173047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 North Wabash Avenue, Suite 2800,
Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
(312) 917-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series B — Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest,
$0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2009 was $0 as the common shares were de-listed from the New York Stock Exchange as a result of our acquisition by an affiliate of The Lightstone Group, LLC.
The number of the registrant’s common shares outstanding was 236,483 as of April 1, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Statements
Forward-Looking Statements contained in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to, the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; the risk that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our board of trustees (“Board”) as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes, in the local, economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2009.
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

PART I
ITEM 1. BUSINESS
Background and General
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in metropolitan Chicago. As of December 31, 2009, our portfolio of properties consists of 8 office properties, containing an aggregate of 3.3 million net rentable square feet (see the “Properties” section for detailed information concerning the individual properties). In addition, we have a joint venture interest in one office property located in Phoenix, Arizona containing an aggregate of 101,000 net rentable square feet which is accounted for as an investment in unconsolidated joint venture under the equity method of accounting. We lease and manage 3.3 million square feet comprising all of our wholly–owned properties. We are also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone, although we are currently scheduled to cease performing these services effective April 4, 2010.
We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.
Prior to our acquisition (the “Acquisition”) by an affiliate of The Lightstone Group, LLC (“Lightstone”), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled the owners thereof to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
On June 28, 2005, our common shareholders approved the Acquisition by Lightstone and on July 1, 2005, the Acquisition was completed. The Acquisition closed pursuant to the terms of the previously announced agreement and plan of merger dated as of February 17, 2005, among certain affiliates of Lightstone, the Operating Partnership and us. As a result of the Acquisition, each of our common shares and limited partnership units of the Operating Partnership were cancelled and converted into the right to receive cash in the amount of $7.25 per common share or unit, without interest. In connection with the Acquisition, all outstanding options with an exercise price equal to or greater than the sales price of $7.25 per share/unit were cancelled and each outstanding option for a common share with an exercise price less than the sales price was entitled to be exchanged for cash in an amount equal to the difference between $7.25 and the exercise price. Our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) remain outstanding after the completion of the Acquisition and continue to be publicly traded on the New York Stock Exchange (“NYSE”).
On January 11, 2010, we announced our intention to delist the Series B Shares from the NYSE and remove the Series B Shares from registration under the Securities and Exchange Act of 1934, as amended. We expect to voluntarily cease trading on the NYSE. After voluntarily delisting the Series B Shares from the NYSE, we expect that the trading of the Series B Shares will be reported in the Pink Sheets with Pink OTC Markets Inc. We also expect to subsequently file a Form 15 with the SEC to deregister the Series B Shares under Sections 12(b) and 12(g) of the Exchange Act, and to suspend the reporting obligations under Section 15(d) of the Exchange Act. These actions are consistent with our previous disclosures and our obligations under the Agreement and Plan of Merger (the “Merger Agreement”) relating to the July 2005 Acquisition of our common shares. Upon filing for deregistration with the SEC, we will become a voluntary filer of our reports under the Exchange Act through June 30, 2010 in accordance with our obligations under the Merger Agreement. Our Board of Trustees has approved the delisting from the NYSE and deregistration of the Series B Shares under the Exchange Act in order to save significant costs associated with compliance with these regulatory provisions.

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
We conduct substantially all of our business through the Operating Partnership and its subsidiaries. Certain services requested by our tenants, certain management and consulting contracts and certain build-to-suit construction activities are conducted through Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership, and its affiliates (collectively, the “Services Company”). Our executive offices are located at 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611, and our telephone number is (312) 917-1300.
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

Liquidity and Capital Requirements. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements, pay leasing and redevelopment costs, pay dividends which are currently in arrears on our Series B Shares and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from operations represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income, adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
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
Our anticipated cash on hand (including restricted cash escrows) is expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2010, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand and existing or future escrows with lenders. In addition, we may enter into capital transactions, which could include asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our short-term or long-term capital needs or will be on terms favorable to us.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2009, we were in compliance with the requirements of all of our financial covenants. On January 14, 2010, we received a notice of maturity date default from the special servicer of the non-recourse mortgage note on our Brush Hill property. The loan matured on January 1, 2010 and was not paid off. We are currently in the process of renegotiating the terms of a loan extension with the special servicer and the lender. A default on the Brush Hill property loan does not cause a default on any of the Company’s other loans.
On February 26, 2010, our two subsidiaries which own separate portions of our Continental Towers property notified the lender of the non-recourse mortgage notes on the Continental Towers property that they were each in default under the terms of their respective loan documents due to the property encumbered by one of the loans generating negative cash flows. On March 5, 2010, these two subsidiaries and the Operating Partnership received notices from the lender that the lender was accelerating the maturity date of the loans and demanding payment of all amounts due under the loans. We are currently in discussions with the lender on these loans regarding a potential deed in lieu of foreclosure transaction with the lender and other related matters. A default on the Continental Towers property loans does not cause a default on any of the Company’s other loans.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing or replacement financing at interest rates that are below the rates of current return on our properties.

Recent Developments
Dispositions. During the period from January 1, 2009 through December 31, 2009, we disposed the following operating property:

		Net		Mortgage
		Rentable	Sales Price	Debt	Month
Property	Location	Square Feet	(in millions)	(in millions)	Disposed

800-810 Jorie Boulevard (1)	Oak Brook, IL	193,688	N/A	$21.3	July

(1)
On July 28, 2009, we conveyed the property to the lender in exchange for a release of the loan. The Company recorded an asset impairment charge of $6.9 million in the second quarter to reduce the net book value of the property to its estimated fair value and recorded a gain on extinguishment of debt of $8.3 million representing the difference between the extinguished loan balance and accrued interest and the carrying value of the property.

Indebtedness. During 2009, we completed the following transactions with respect to our indebtedness:

		Loan
		Principal
		Amount	Interest	Transaction	Maturity
Collateral	Type of Loan	(in millions)	Rate	Date	Date

Indebtedness Retirement
800-810 Jorie Boulevard (1)	First Mortgage	$21.3	13.33%	7/09	12/10
PGRT ESH, Inc./Citicorp	Non-recourse	$80.0	Various	7/09	6/09
Loans (2)

Principal Payments
PGRT ESH, Inc./Citicorp Loan	Non-recourse	$1.5	Various	Various	6/09
Amortization	Various	$1.8	Various	Various	Various

(1)
Default rate of interest since October 20, 2008. Due to the property generating negative cash flows, debt service payments were discontinued as of September 1, 2008. Property conveyed to lender on July 28, 2009 in exchange for a release of the loan.

(2)
PGRT ESH, Inc. assigned its membership interest in BHAC Capital IV, L.L.C. to an affiliate of the Company’s Chairman of the Board and our parent company, Prime Office. PGRT ESH, Inc. was released from liability for the obligations under the Citicorp Loan.

Total interest paid on mortgage notes payable was $26.1 million for the year ended December 31, 2009, $33.6 million for the year ended December 31, 2008 and $38.6 million for the year ended December 31, 2007. No capitalization of interest occurred in the years ended December 31, 2009, 2008 and 2007.
Shareholders and Board of Trustees Developments. On July 9, 2009, we held our Annual Meeting of Shareholders, at which all of our existing Board Members were re-elected for additional one-year terms. Our Board consists of (i) Messrs. David Lichtenstein, the Chairman and Principal of Lightstone, Jeffrey Patterson, our President and Chief Executive Officer, Peyton Owen, Jr. the President and Chief Operating Officer of Lightstone, and Bruno de Vinck, a Senior Vice President of Lightstone, each of whom were re-elected as non-independent trustees, and (ii) Messrs. George R. Whittemore, John M. Sabin, and Shawn R. Tominus, each of whom were re-elected as independent trustees. Mr. Whittemore is the Chairman of our audit committee and Messrs. Whittemore and Sabin were each named as “financial experts” of our audit committee.

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

Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray–on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Pursuant to the existing accounting rules, a conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We recorded an asset of $10.2 million, $8.7 million and $4.3 million and a liability related to asbestos abatement of $9.7 million, $7.8 million and $4.5 million as of December 31, 2009, 2008 and 2007, respectively.
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
On April 30, 2009, we obtained new property insurance policies in combination with Lightstone’s overall insurance program for it and its affiliates consisting of (i) a primary property policy in the amount of $10.0 million covering risk of physical damage to the properties in our portfolio and (ii) several layers of excess property insurance in an aggregate amount of $540.0 million covering physical property damages to our properties in excess of our primary policy (the “excess policies”). Our primary policy and excess policies include insurance for acts of terrorism as a covered loss. We are at risk for financial loss, which could be material, relating to losses in excess of our policy limits. In addition, we are at risk under our insurance policies for losses of any amount relating to occurrences which are not covered by our insurance policies, such as occurrences excluded under the standard coverage exclusions such as acts of war, military action, nuclear hazards, governmental action, illegal acts of the insured and pollution, which in the event of such losses could be material.
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
Employees
As of December 31, 2009, we had 64 full-time employees. We believe that our relations with our employees are satisfactory.
Available Information
We make available, free of charge, on our Internet web site, www.pgrt.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the reports are electronically filed with the United States Securities and Exchange Commission. Copies of our governance guidelines, code of ethics and the charter of our audit committee are also available, free of charge, on our Internet web site, and are available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations, 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611.

ITEM 1A. RISK FACTORS
Investment in us presents risks. If any of the risk events described below actually occurs, our business, financial condition or results of operations could be adversely affected. Some statements in the following risk factors discussion, constitute “forward-looking statements.” Please refer to the section above entitled “Forward-Looking Statements.”
The current economic crises has resulted in a substantial loss in the value of office properties in general across the United States and in our portfolio in particular.
During the current economic crises over the past approximately 18 months, market conditions relating to office properties generally in the United States, and specifically in the Chicago area, have significantly deteriorated, with vacancy rates increasing, rents decreasing, prices for office properties falling and financing for such assets becoming difficult to obtain. This has caused and may continue to cause in the future a substantial loss in the value of office properties generally in the United States, and specifically in the Chicago area, including in our portfolio. This decline in value has required us to take non-cash asset impairment charges on six of the properties in our portfolio for calendar year 2009, in order to write-down the value of these properties in our financial statements to their estimated fair values. This decline in property values has also resulted in a net equity value per share for our Series B Shares that is significantly less than their liquidation preference of $25.00 per share. This loss in value has also resulted, and may in the future result, in the value of certain of our assets being less than the amount of debt on such asset, in which case, if the income from the asset becomes insufficient to service its debt, or if the debt on the asset matures and we are not able to refinance it on acceptable terms, the property may be foreclosed on by the lender or we may agree to deed the affected asset back to the lender in lieu of foreclosure. We may in the future have to take additional impairment charges on these and/or other of our properties to the extent market conditions continue to deteriorate or for other specific reasons applicable to a particular property.
Our properties depend upon the Chicago metropolitan area economy and its demand for office space.
With the exception of our joint venture interest in a building in Phoenix, Arizona, all of our properties are located in the Chicago metropolitan area, which exposes us to greater economic risks than if we owned properties in several geographic regions. Moreover, because our portfolio of properties consists primarily of office buildings, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. We are susceptible to adverse developments in the Chicago metropolitan area, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, increased telecommuting, terrorist targeting of high-rise structures, infrastructure quality, increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors. We are also subject to adverse developments in the national and Chicago regional office space markets, such as oversupply of or reduced demand for office space. Any adverse economic or real estate developments in the Chicago metropolitan area, or any decrease in demand for office space, including those resulting from Chicago’s or Illinois’ regulatory environment, business climate or fiscal problems, could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume payment of dividends to holders of our Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.

Our debt level reduces cash available for operations, capital expenditures and dividends to holders of our Series B Shares and our common shareholder, and has exposed us to the risk of default under our debt obligations.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fund necessary capital expenditures or to pay the distributions necessary to maintain our REIT qualification. Our relatively high level of debt and the limitations imposed on us by our loan agreements have and will probably continue to have significant adverse consequences to us, including the following:
•
our cash flow has been with respect to certain properties and may be in the future with respect to additional properties insufficient to meet our required principal and interest payments on the debt encumbering such properties;

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
•
we have defaulted on our obligations on certain properties and may in the future default on our obligations on additional properties and the lenders or mortgagees may foreclose on our affected properties that secure their loans and receive an assignment of rents and leases, or we may convey the affected properties to the lenders or mortgagees pursuant to a deed in lieu of foreclosure or similar transaction;

•	we may violate restrictive covenants in our loan agreements, which would entitle the lenders to accelerate our debt obligations; and
•
one of our subsidiaries that owns a parcel at the Continental Towers complex has defaulted on its indebtedness, which has triggered a cross-default provision in the indebtedness of a separate subsidiary that owns a parcel at the Continental Towers complex and the relevant lender has accelerated the maturity date of both loans.

If and when all or any of these events occur, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
In July 2009, we conveyed our 800-810 Jorie Boulevard property to the lender in exchange for a release of the loan because the cash flow from the property was insufficient to make required debt service payments.

On February 26, 2010, our two subsidiaries which own separate portions of our Continental Towers property notified the lender of the non-recourse notes on the property that they were each in default under the terms of their respective loan documents due to the property encumbered by one of the loans generating negative cash flow. On March 5, 2010, these two subsidiaries and the Operating Partnership received notices from the lender that the lender was accelerating the maturity date of the loans and demanding payment of all amounts due under the loans. It is highly likely that these properties will be conveyed to the lender pursuant to a deal in lieu of foreclosure or be foreclosed on by the lenders.
Additional properties we own may experience similar events if cash flow from such properties are insufficient to make debt service payments or if the related loan matures and we are not able to refinance it.
Domestic and international financial markets have experienced unusual volatility and uncertainty and financing has become difficult to obtain on satisfactory terms.
Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Financing has become difficult to obtain on satisfactory terms making it difficult to refinance maturing debt or to obtain additional funds as they are needed. Our ability to borrow additional funds as needed or on favorable terms and our ability to refinance our existing or future indebtedness at maturity has already been significantly adversely impacted by these events. If we are unable to borrow additional funds or refinance indebtedness at maturity, the probability that one or more of the adverse consequences listed in the foregoing risk factors may occur will be increased.
One or more of our properties may face foreclosure by our lenders or we may voluntarily decide to convey one or more of our properties to a lender if a property’s cash flow is not enough to service its debt, operating expenses and capital requirements or if we cannot refinance a property upon debt maturity.
Many of our properties are encumbered by debt that is non-recourse to us (except for customary “non-recourse carve out” provisions relating to matters such as fraud, misallocation of funds and other customary exclusions which in many cases have been guaranteed). We recently disclosed that the cash flow from the Continental Towers Complex, owned by two of our subsidiaries, is not sufficient to service its first mortgage debt and that we are in discussions with the lender regarding the Complex. Should the cash flow from any of these properties cease to be sufficient to fund debt service, operating expenses and capital requirements relating to the property, or should we be unable to refinance a property’s debt upon the maturity of such debt, we may face foreclosure by our lenders on that property or we may decide to voluntarily convey the property to the relevant lenders in lieu of foreclosure. We may or may not decide to fund cash flow shortfalls at a property in such a circumstance. As a result of any loan defaults, our portfolio of properties may be reduced (resulting in a higher allocation of overhead to each of our remaining properties), our existing and potential future lenders and tenants may be less willing to consummate transactions with us based on such loan default by us, our shareholders will not be able to realize any value from any such properties and we may incur losses on our financial statements regarding any such properties. In addition, although we are currently not aware of any events which would give rise to liability under a non-recourse carve-out provision in our loan documents, if any lender attempted to claim such liability exists, such lender may attempt to recover any losses from and/or assert that a loan is completely recourse to, our Operating Partnership. In such a case, were the lender successful, the liability could be very significant.

Our Operating Losses for the last several years have been significant and we project them to continue for the foreseeable future, which has and will in the future significantly adversely impact our ability to continue operating our business.
We have over the last several years experienced significant operating losses and we project that our results of operations will continue to reflect operating losses in the foreseeable future. For example, our loss from continuing operations was $(88.3) million in calendar year 2009, $(58.3) million in calendar year 2008 and $(94.9) million in calendar year 2007. These continuing operating losses have and will in the future, significantly adversely impact our ability to continue operating our business, resume the payment of dividends to holders of our Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares. Among other things, continuing operating losses may result in us having insufficient funds to pay for required tenant improvement costs to attract new tenants and retain existing tenants, meet required principal and interest payments on our debt, and otherwise operate our business. Continuing operating losses have in the past and may in the future require that we dispose of one or more of our properties, possibly on disadvantageous terms.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire.
As of December 31, 2009, leases representing 29.1% of the annual rental revenue we receive for the properties in our portfolio, excluding the joint venture property, will expire in 2010. In addition, Jenner & Block at our 330 N. Wabash Avenue property, a tenant that represented approximately 16.3% of our annual total revenues, and Aon Corporation at our Continental Towers property, a tenant that represented approximately 3.6% of our annual total revenues, have not renewed their leases and have vacated their space. Above market rental rates at some of our properties have forced us and may continue to force us to renew or re-lease some expiring leases at lower rates. There can be no assurance that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above their current net effective rental rates. If the rental rates for our properties remain lower then for some existing leases, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares will continue to be adversely affected.
Our performance and value are subject to risks associated with real estate assets and with the real estate industry.
Our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares depends on our ability to generate revenues in excess of (i) expenses, (ii) scheduled principal payments on debt and (iii) capital expenditure requirements. It also depends on our ability to obtain adequate financing and refinancing of our properties and to consummate certain capital transactions as necessary to generate any needed liquidity. Events and conditions generally applicable to owners and operators of real property in the United States generally, and Chicago particularly, that are beyond our control have in the past and may in the future continue to decrease cash available for distribution and the value of our properties. These events include:
•	poor economic conditions in general, including high unemployment resulting in a need by tenants of less office space;
•	local oversupply, increased competition or reduction in demand for office space;

•	inability to collect rent from tenants;
•	vacancies or our inability to rent space on favorable terms;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•	costs of complying with changes in governmental regulations;
•	the relative illiquidity of real estate investments; and
•	changing submarket demographics.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, have in the past and may in the future result in a general decline in rents or an increased incidence of defaults under existing leases, which has in the past and could in the future continue to adversely affect our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
The current economic recession and weakness in the debt and capital markets may adversely affect our tenants’ ability to pay rent, our ability to lease space and our ability to obtain capital and refinance our existing debt as it becomes due.
The current economic recession and weakness in the debt and capital markets is adversely affecting many of our tenants and other parties we do business with, and has in the past could in the future result in the inability of some of our tenants to pay their rent in a timely manner and other parties we do business with to perform certain obligations they may have to us. In addition, the well-publicized slowdown in the debt and capital markets could make it difficult for us to obtain needed capital and financing, including refinancing our existing debt as it matures.
We face significant competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.
There are a number of office real estate companies that compete with us in seeking prospective tenants. All of our properties are located in developed areas where there are generally other properties of the same type and quality. Competition from other office properties affects our ability to attract and retain tenants and maintain or increase rental rates, particularly in light of the higher vacancy rates of many competing properties, which may result in lower-priced space being available in such properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, some of which are significantly above current market rates, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when their leases expire. As a result, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares could be adversely affected.

Covenants in our debt instruments could adversely affect our financial condition and restrict our range of operating activities.
The loan documents evidencing our loans contain certain covenants with our lenders, which include minimum ratios for debt service coverage and other financial covenants affecting us and certain of our properties. These covenants could limit our flexibility in conducting our operations and create the risk of a default on our indebtedness if we cannot continue to satisfy them. In addition, these covenants could limit our ability, without the prior consent of the appropriate lender, to further mortgage our properties. If we fail to comply with any of these covenants and are not able to get a waiver from the relevant lender, we will be in default under the relevant loan and any other loans, which may be cross-defaulted with such loan. If this occurs, the relevant lenders may foreclose on our properties that secure the loans, pursue us or our affiliates for any portion of the debt which is recourse and could adversely impact our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
There can be no assurance that we will be able to resume the payment of cash dividends to holders of Series B Shares or our common shareholder or pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
We have not paid quarterly dividends on our Series B Shares during calendar year 2009 and for the first quarter of 2010, and we currently do not pay regularly scheduled dividends on our common shares. In addition, there can be no assurances that we will be able to pay these accrued and unpaid Series B Share dividends or that we will be current in the future with dividends on our Series B Shares. In addition to this current suspension of dividends, we have several times in the past suspended the declaration and payment of dividends on both our preferred shares and our common shares. For example, on June 14, 2006, our Board suspended the payment of dividends on our Series B Shares. Dividends on the Series B Shares were not declared again until September 2006 when the Board declared one quarterly dividend and were not brought current until the Board declared two quarterly dividends in December 2006. In addition, in January 2002 our Board suspended dividends on our common shares and in April 2002 dividends on the Series B Shares were suspended. This suspension of preferred dividends was not lifted and dividends on our Series B Shares were not brought current until the closing of our Acquisition by Lightstone in July 2005. Regular dividends on our common shares were never resumed, although several common dividends have been declared since the Acquisition. However, there can be no assurances that the current suspension of Series B Share dividends will be lifted and that such dividends will be brought current, or that we will be able to pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
Our management and Board review our cash position, debt levels, requirements for cash reserves and market conditions each quarter prior to making any decision with respect to paying distributions/dividends. Any future dividends on our common shares and/or preferred shares will be made at the discretion of our Board and there can be no assurances that future dividends will be declared and paid. The declaration and payment of dividends will depend on the actual cash available for distribution, our financial condition, capital requirements, the completion of capital events, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant. Dividends/distributions on our common shares and common units in the Operating Partnership are not permitted unless all current and any accumulated dividends on our Series B Shares and the related preferred units in the Operating Partnership have been paid in full or declared and set aside for payment.

Only our Series B Shares are currently listed on the NYSE and, therefore, we are entitled to rely on exemptions from certain corporate governance requirements.
Only our Series B Shares are currently listed on the NYSE. Under the NYSE rules, a company which only lists preferred shares or debt is not required to comply with certain of the NYSE corporate governance requirements, including (1) the requirement that a majority of the board of directors of a listed company consist of independent directors, (2) the requirement that a listed company have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that a listed company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are currently utilizing these exemptions as they relate to our Board. As a result, we do not have a majority of independent trustees, nor do we have nominating and corporate governance and compensation committees. Accordingly, the holders of Series B Shares and our common shareholder may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
The average daily trading volume of our Series B Shares is relatively small, thus making it difficult to buy or sell significant numbers of shares without affecting the market price.
Our common shares are not publicly traded, and our Series B Shares are currently traded on the NYSE. However, based on the recent historical average daily trading volume of our Series B Shares, the acquisition or sale of a significant number of our Series B Shares on the NYSE will in most cases affect the market price of the Series B Shares, thus making it difficult or impossible to buy or sell large numbers of shares at or near the market price in effect immediately prior to any such purchase or sale. In addition, because the purchase or sale of relatively small numbers of shares may significantly impact the price of the Series B Shares, significant fluctuations in trading volume and price variations may occur, which may be unrelated to our operating performance.
Our filing of financial statements and other reports with the SEC are scheduled to cease and our Series B Shares are in the process of being delisted from the New York Stock Exchange.
The Agreement and Plan of Merger we entered into in connection with our July 2005 acquisition by Lightstone contained a covenant that we would continue to file our quarterly and annual financial statements on Form 10-Q and Form 10-K and current reports on Form 8-K with the SEC for five years after the closing of the Acquisition. This five year period expires on June 30, 2010. Even after the expiration of the five year period, we would continue to be obligated to file the financial statements and reports with the SEC so long as any of our securities remain registered under the Securities Exchange Act of 1934, as amended (the “1934 Act”). On January 11, 2010, we announced our intention to delist our Series B Shares from trading on the New York Stock Exchange, and to remove our Series B Shares from registration under the 1934 Act. Delisting and deregistering our Series B Shares may have an adverse effect on the marketability of our Series B Shares and, as a result, the market price for our Series B Shares might decrease and/or become more volatile. We currently intend to move the reporting of the trading of our Series B Shares to the Pink Sheets with Pink OTC Markets Inc.

Lightstone controls us, and will continue to control us, so long as one or more of its affiliates own a majority of our common shares.
Lightstone, through its subsidiary, Prime Office, beneficially owns all of our outstanding common shares. Our Board currently consists of seven trustees, of which three qualify as “independent” under NYSE rules. As long as Lightstone beneficially owns a majority of our outstanding common shares, Lightstone will continue to be able to elect the members of our Board, subject to the rights of our Series B preferred shareholders to elect two Trustees when dividends on the Series B Shares become six quarters in arrears. As a result, Lightstone will control all matters affecting us, including (i) the composition of a majority of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers, (ii) any determinations with respect to mergers or other business combinations, (iii) our acquisition or disposition of assets, (iv) our corporate finance activities and (v) the payment of dividends and other amounts on our common shares and Series B Shares.
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
We may sell or acquire real estate or acquire other real estate related companies when we believe a sale or acquisition is consistent with our business strategies. In addition, we may be required to sell one or more of our properties to obtain necessary cash proceeds for our own liquidity needs. However, we may not be successful in completing a desired sale or acquisition in a timely manner or pursuant to terms that are favorable to us, especially considering the current extremely unfavorable market conditions in the United States generally and Chicago particularly. Real estate investments may be, depending on market conditions, relatively difficult to buy and sell quickly. Consequently, we may have limited ability to vary our portfolio in response to changes in economic or other conditions. If we do complete an acquisition, we may not succeed in leasing any newly acquired properties at rental rates or upon other terms sufficient to cover the costs of acquisition and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention from other important matters. We may also abandon acquisition or sale opportunities prior to completion and consequently fail to recover expenses already incurred and have thus devoted significant amounts of management time to a matter not consummated. Furthermore, future acquisitions may expose us to significant additional liabilities, some of which we may not be aware of at the time of acquisition. If and when we do complete a sale, (i) we may not succeed in selling it for a price or on other terms favorable to us, and (ii) we will forego any future income from such sold property.

The redevelopment of certain of our existing properties that we may undertake could be costly and involve substantial risk.
As part of our operating strategy we may redevelop certain of our existing properties to upgrade the quality of an asset and/or change its use. Redeveloping real estate contains numerous risks, which may adversely affect our ability to make dividends to holders of Series B Shares and our common shareholder. These risks include the risks that (i) financing and/or equity for redevelopment projects may not be available on favorable terms, (ii) long-term financing to refinance any short-term construction financing may not be available upon the completion of a project, (iii) the failure to complete construction of a project on schedule or within budget may increase debt service expenses and construction costs, and (iv) we may be unable to find interested users to lease space in a project after its completion, thus making it difficult or impossible for us to recoup our investment or refinance our indebtedness on the project. We may also abandon redevelopment projects prior to the commencement or completion or construction and (a) consequently fail to recover expenses already incurred and (b) have thus devoted significant amounts of management time to a project which was not completed.
We depend on significant tenants.
For the year ended December 31, 2009, the five largest tenants in our portfolio represented approximately 34.2% of the total revenue generated by our properties, of which one tenant, Jenner & Block, represented approximately 16.3% of our total revenues and will not renew their lease when it expires in 2010. Our tenants may experience a downturn in their businesses, which may weaken their financial condition, result in their failure to make timely rental payments or result in their default under their leases. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs attempting to protect our investment.
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
Our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares have been in the past and could be in the future materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, or suffer a downturn in their business, or fail to renew their leases at all or renew on terms less favorable to us than their current terms. For example, Jenner & Block and Aon Corporation, the tenants referenced above, have not renewed their leases expiring April 30, 2010 and December 31, 2009, respectively, and have vacated their space.
Failure to qualify as a REIT would have significant adverse consequences to us.
We currently operate our business so as to qualify as a REIT under the Code. Although our management believes that we are organized and operate in such a manner, no assurance can be given that we will continue to be able to operate in a manner so as to qualify or remain so qualified. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. If we lose our REIT status, we will face serious tax and other significant consequences that would substantially reduce or eliminate the funds available for operations, capital improvements, debt service and dividends and other distributions to holders of Series B Shares and our common shareholder for each of the years involved because:
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
In addition, if we fail to qualify as a REIT, we will not be required to make dividends to holders of Series B Shares and our common shareholder, and all dividends to such shareholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to raise capital, and would adversely affect the value of our common and preferred shares.
Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income, if any (determined without regard to the dividends paid deduction and by excluding net capital gains). In addition, no assurance can be given that new legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.
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
We are required to comply with the Sarbanes-Oxley Act of 2002 and related rules and regulations of the Securities Exchange Commission, which include the requirement that our annual report include our management’s report on internal controls over financial reporting. To comply with these requirements the management report must contain an assessment of the effectiveness of our internal controls as of the end of each calendar year and we must disclose any material weakness in our internal controls over financial reporting that were identified by us. Management previously assessed the effectiveness of our internal controls over financial reporting for calendar years 2008 and 2007 and determined that as of December 31, 2008, and as of December 31, 2007 in connection with the previously disclosed restatement of our financial statements for calendar year 2007, that we had material weaknesses in our internal controls over financial reporting as of these dates (see Item 9A — Controls and Procedures for a more detailed discussion of the foregoing). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. For calendar year 2009, management has assessed the effectiveness of our internal controls over financial reporting and determined that as of December 31, 2009, our internal controls were effective. While our management believes that our consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with GAAP, the fact that we have determined in the past that we had material weaknesses in our internal controls in the past could cause investors and other third parties to be reluctant to rely on the information contained in our financial statements. If we are unable in the future to assert that our internal controls over financial reporting are effective, we could lose investor confidence in our financial reports, which could have an adverse effect on the value of our Series B Shares and common shares and our ability to continue to operate our businesses.
Other regulations could adversely affect our financial condition.
Our properties also are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are currently in material compliance with all such regulatory requirements. There can be no assurance, however, that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures and could have an adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We have in the past, and may in the future, attempt to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that such arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares.
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

The completion of new developments adjacent to or near certain of our existing properties has and will in the future adversely affect the leasing, operation and value of those properties.
New projects recently completed may adversely affect our leasing efforts and the value of our properties, by among other things, blocking certain views from our properties and creating increased traffic and congestion. In addition, two large new office developments were recently completed in the vicinity of our 180 N. LaSalle and 330 N. Wabash Avenue properties. These projects directly compete with our properties referred to above and could materially adversely affect (i) our ability to retain our existing tenants, and attract new tenants, and (ii) for those existing tenants that we are able to retain and new tenants that we are able to attract, the business terms on which such deals are completed. This has and could in the future result in us leasing less space at lower rents and with higher costs at our properties than we could have otherwise, which has and will in the future materially adversely affect our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares. For example, one of our largest tenants, Jenner & Block recently moved into space in a new development in the vicinity of our 330 N. Wabash Avenue property.
Book losses that have been recognized and that may be recognized in the future have eroded, and may in the future erode, our book value.
During 2008, we recognized aggregate losses of $66.0 million (including $5.6 million provision for asset impairment) related to our investment in Extended Stay, Inc. (“ESH”). Although these losses are non-cash GAAP losses, they have contributed to the erosion of the book value of our ESH investment to zero as of December 31, 2008, compared to $40.3 million at December 31, 2007.
Consistent with our past practices and to the extent required by the accounting standards that apply to us, we may in the future take charges relating to other investments and assets which may also further reduce our book value. Although book value is reduced by non-cash charges such as depreciation and losses flowing through from ESH, reporting a low or negative book value could have adverse effects on us even if book value is not indicative of our actual value. These adverse effects may include our inability or a reduction in our ability (i) to finance or refinance our properties, (ii) lease space to tenants, (iii) consummate appropriate capital transactions, and (iv) continue to operate our business in the manner that we have in the past, and also may include a reduction in the market price of our Series B Shares. Our Board bases its decisions regarding dividends and other similar matters on the Company’s actual fair market net value and the solvency of the Company, among other things, which has significantly declined in part due to the current economic downturn and adverse financing conditions in the Chicago market and throughout the United States, and not on the book value of the Company.
We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the federal government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA, especially in connection with the redevelopment of any of our properties. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations, resume the payment of dividends to holders of Series B Shares and our common shareholder and pay a significant portion of the amount due holders of the Series B Shares upon redemption of such shares could be adversely affected.

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
As of December 31, 2009, we owned one joint venture interest. In the future we may co-invest with, or sell interests in our existing properties to third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as those relating to a sale, refinancing or lease, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and the joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort principally on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to incur additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
General
As of December 31, 2009, our portfolio of properties consisted of 8 office properties, containing an aggregate of 3.3 million net rentable square feet located in metropolitan Chicago. We also owned a 23.1% common interest in a joint venture, which owns a 101,006 square foot office building located in Phoenix, Arizona.
Our management team has developed or redeveloped a significant number of office properties, including the redevelopment of the 180 North LaSalle Street building, all located in downtown Chicago, as well as the redevelopment of our Continental Towers property in Rolling Meadows, Illinois. In the course of such activities, we have acquired experience across a broad range of sophisticated development and redevelopment projects.
We do not currently anticipate commencing any new development projects in the near future. However, we do anticipate continuing with the ongoing redevelopment of our 330 N. Wabash Avenue property in Chicago, and we may undertake other redevelopments of all or portions of our properties that we determine are necessary or desirable to attract new tenants and/or retain current tenants, subject to the availability of sufficient funds to pay for any such redevelopment.
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

Properties
The following table sets forth certain information relating to each of our properties. Through the Operating Partnership and other subsidiaries, we own 100.0% fee-simple title in all of the office properties, except for the unconsolidated joint venture property identified below. Certain properties are encumbered by mortgages which can be found on Schedule III — Real Estate and Accumulated Depreciation.

			Net	Percentage
		Year Built/	Rentable	Occupied as
	Location	Renovated	Square Feet	of 12/31/09
Wholly-Owned Properties:
330 N. Wabash Avenue (1)	Chicago, IL	1971	1,141,760	83.4%
Continental Towers	Rolling Meadows, IL	1977 thru	910,796	72.3%
		1981/2001
180 North LaSalle Street	Chicago, IL	1982/1999	770,191	78.8%
4343 Commerce Court (Olympian Office Center)	Lisle, IL	1989	167,756	72.3%
Brush Hill Office Court	Westmont, IL	1986	110,299	90.0%
280 Shuman Blvd. (Atrium Building)	Naperville, IL	1979	69,077	88.2%
Enterprise Center II	Westchester, IL	1999	62,580	100.0%
7100 Madison Avenue	Willowbrook, IL	1999	50,157	100.0%

Portfolio total			3,282,616	79.6%

Unconsolidated Joint Venture Properties:
Thistle Landing (2)	Phoenix, AZ	1999	101,006	54.7%

(1)
The land underlying a portion of this property, related to the parking garage, is leased for a term expiring on April 30, 2019 with options to extend the term for an additional forty years. On March 18, 2008, we sold floors 2 through 13 of this office property to a third party that intends to construct a luxury hotel on these floors.

(2)	We own a 23.1% common ownership interest in a joint venture that owns this office property.

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
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. Prime/Mansur has appealed the decision and we intend to vigorously defend the judge’s decision. We believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
During 2006, the IRS began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. As a result of its examination of the income tax return for 180 N. LaSalle, L.L.C. for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash effect on us but would decrease the amount of capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct. The IRS examination of the 2004 Operating Partnership income tax return will remain open until the final IRS ruling on the 2004 180 N. LaSalle, L.L.C. income tax return has been resolved.
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
In connection with the purchase and sale agreement for the proposed sale of our 180 N. LaSalle Street property that our subsidiary, 180 LLC, entered into in August 2008 and later terminated because of the failure of the Purchaser to timely close, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of the original Purchaser) filed a lawsuit on February 13, 2009 against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division. In the lawsuit, the Purchaser claims that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Purchaser because it was impossible for Purchaser to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

On October 20, 2009, Mr. Dean Konstand filed a shareholder derivative complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against us, Lightstone, Prime Office and the members of our Board in place immediately after the closing of our acquisition by Lightstone, consisting of David Lichtenstein, Jeffrey A. Patterson, John M. Sabin, Michael M. Schurer, Shawn R. Tominus, Bruno De Vinck and George R. Whittemore. In this case, the plaintiff is alleging that the common dividends declared by the Board in July 2005 and February 2006 constituted a breach of the Board’s duty of loyalty and care, and good faith and fair dealing, to the Company and the holders of the Series B Shares, and that this breach was directed by Lightstone and Prime Office. The plaintiff requests for the benefit of the Company that the court grant a judgment in favor of the Company against all of the other defendants in the amount of $106 million, the amount of the dividends that were declared on the foregoing dates. We are incurring the costs of defense of this action as it relates to the members of our Board under our indemnification obligations with our Board members. The Defendants have filed a Motion to Dismiss this action and briefs are being filed by the parties. The costs of defense of the Board members may be covered in whole or in part by our directors and officers liability insurance, subject to coverage limits and applicable deductibles. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares traded on the NYSE under the symbol “PGE” from November 12, 1997 through July 1, 2005, the effective date of the Acquisition. We are the sole general partner of the Operating Partnership and own all of the preferred units. We own 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership. Each preferred unit and common unit entitled us to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares are based upon the distributions we receive with respect to our common units and preferred units. Our Series B Shares remain outstanding after the completion of the Acquisition and at the present time continue to be publicly traded on the NYSE.
Prime Office currently owns 99.1% of the outstanding common units in the Operating Partnership and PGRT currently owns 0.9% of the outstanding common units in the Operating Partnership.
The following table sets forth the common share dividends we paid for the years ended December 31, 2008 and 2009:

Cash
Dividends
Paid (per share)

Year 2008
First quarter	0.112255
Second quarter	0.561275
Third quarter	—
Fourth quarter	—

Year 2009
First quarter	—
Second quarter	—
Third quarter	—
Fourth quarter	—
On February 12, 2008 our Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.112255 per unit/share and having a record date of February 12, 2008 and a payment date of February 13, 2008. On May 2, 2008 our Board declared a distribution to the holders of the 26,488,389 common limited partnership interests in the Company’s operating partnership and the 236,483 common shares of the Company, in an amount of $0.561275 per unit/share and having a record date of May 2, 2008 and a payment date of May 2, 2008.
We announced that our Board determined not to declare a quarterly distribution on our Series B Shares for any of the four quarters of 2009 and the first quarter of 2010, and that the Board was unable to determine when we will recommence distributions on our Series B Shares. The total arrearage in payment of dividends on the Series B Shares is five quarters of dividends or $11.25 million. The Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.

Dividends paid in the amount of $0.5625 per share in 2009 (which were applicable to the fourth quarter of 2008) on our Series B Shares have been determined to be a return of capital. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. All amounts have also been restated in accordance with the discontinued operations provision under U.S. GAAP and reflects adoption of accounting guidance on noncontrolling interest in 2009.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance Sheet Data
Real estate assets before accumulated depreciation	$379,561	$475,103	$499,050	$482,447	$471,892
Total assets	393,184	521,658	671,916	649,928	771,921
Mortgage notes and notes payable	341,750	447,871	567,910	453,695	452,965
Total liabilities	389,454	515,690	635,559	524,868	530,668
Noncontrolling interest	(82,109)	—	—	20,770	135,853
Total equity — Prime Group Realty Trust	3,730	5,968	36,357	104,375	105,400

	Post-Acquisition					Pre-Acquisition
					Six months	Six months
					ended	ended
	For the years ended December 31,				December 31,	June 30,
	2009	2008	2007	2006	2005	2005
						(dollars in
						thousands,
						except per
		(dollars in thousands, except per share amounts)				share amounts)
Operation Data

Total revenue	$77,915	$82,743	$86,874	$92,693	$45,420	$44,718
Operating (loss) income	(63,314)	7,506	2,401	122	(1,544)	(5,174)
Loss from continuing operations	(88,316)	(58,295)	(94,915)	(50,158)	(18,875)	(12,947)
Net loss	(88,280)	(61,567)	(93,920)	(50,391)	(15,814)	(23,878)
Net loss available to common shareholders	(8,481)	(82,336)	(68,018)	(353)	(181)	(24,071)

Basic and diluted loss attributable to common shareholders per common share:
Loss from continuing operations	$(35.86)	$(348.05)	$(287.66)	$(1.48)	$(0.88)	$(0.61)
Net loss attributable to common shareholders per common share — basic and diluted	(35.86)	(348.17)	(287.62)	(1.49)	(0.76)	(1.02)
Weighted average common shares outstanding — basic and diluted	236,483	236,483	236,483	236,483	236,483	23,658,579
Dividends paid per common share	—	0.67353	—	2.8438	1.1225	—
Dividends paid per preferred share	0.5625	2.25	2.8125	1.6875	4.50	1.125

Cash Flow and Operating Data
Cash flow provided by (used in):
Operating activities	$3,906	$1,763	$7,301	$638	$1,236	$(6,659)
Investing activities	(8,008)	79,341	(135,867)	70,603	(60,044)	2,258
Financing activities	559	(103,578)	106,348	(28,739)	6,773	2,314
Office Properties:
Square footage	3,282,616	3,476,304	3,800,567	3,865,828	3,772,482	4,636,918
Occupancy (%)	79.6	78.1	74.1	79.0	83.7	82.8
Industrial Properties:
Square footage	—	—	120,004	120,004	120,004	120,004
Occupancy (%)	—	—	100.0	100.0	100.0	100.0
Unconsolidated Joint Venture Properties:
Square footage	101,066	101,066	1,060,264	1,060,725	2,554,866	2,833,068
Occupancy (%)	54.7	54.7	83.7	76.4	77.6	80.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following discussion should be read in conjunction with our historical consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops and redevelops office real estate, primarily in metropolitan Chicago. As of December 31, 2009, our portfolio of properties consists of 8 office properties, containing an aggregate of 3.3 million net rentable square feet. In addition, we have a joint venture interest in an office property containing an aggregate of 101,000 net rentable square feet. We lease and manage 3.3 million square feet comprising all of our wholly-owned properties. We are also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone, although we are currently scheduled to cease performing these services effective April 4, 2010.
All of our properties, except our joint venture property located in Phoenix, Arizona, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue.
Our joint venture interest is accounted for as an investment in unconsolidated joint venture under the equity method of accounting, which consisted of a 23.1% common interest in a joint venture which owns an office building located in Phoenix, Arizona.
Our results reflect the general weakness in the office leasing market in the Chicago metropolitan area over the past several years. Due to weakness in the leasing market, we have been challenged to retain existing tenants and locate new tenants for our vacant and non-renewing space at acceptable economic rental rates. In addition, the supply of downtown Chicago office space continues to grow, principally as a result of the construction of new office buildings. As these buildings continue to come on line in the next year, the additional supply may add to the challenge.
Our management is addressing this challenge by increasing our marketing efforts both through working with the office brokerage community and in direct marketing campaigns to prospective users of office space in our market, as well as investing in targeted capital expenditures to improve our properties in order to enhance our position in our market. In addition, our Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. The following summarizes our portfolio occupancy at the end of each quarter of 2009 and the end of 2008, excluding properties sold in subsequent periods and our previous membership interest in the entity that owns extended-stay hotel properties:

	Portfolio Occupancy
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008

Portfolio Total	79.6%	81.2%	79.8%	78.5%	78.1%

Unconsolidated Joint Venture Property	54.7%	54.7%	54.7%	54.7%	54.7%

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
We used the purchase method of accounting to record the assets and liabilities in connection with the Acquisition. Accordingly, the financial statements as of and for the period ended subsequent to the Acquisition are not comparable in all material respects to our financial statements as of and for periods ended prior to the Acquisition.

Results of Operations
Comparison of the year ended December 31, 2009 to the year ended December 31, 2008
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2009	2008	$ Change

Property revenues	$76,934	$81,580	$(4,646)
Services Company revenues	981	1,163	(182)

Total revenues	77,915	82,743	(4,828)

Property operating expenses	41,524	42,982	(1,458)
Depreciation and amortization	27,619	23,898	3,721
General and administrative	6,211	6,873	(662)
Services Company operations	1,063	1,484	(421)
Provision for asset impairment	63,013	—	63,013
Loss on tax indemnification	1,799	—	1,799

Total expenses	141,229	75,237	65,992

Operating (loss) income	(63,314)	7,506	(70,820)
Interest and other income	4,948	1,394	3,554
Income (loss) from investments in unconsolidated joint ventures	84	(60,343)	60,427
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)	5,633
Interest:
Expense	(25,790)	(32,098)	6,308
Amortization of deferred financing costs	(4,244)	(2,244)	(2,000)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222	(14,222)
Distributions and losses to noncontrolling interest in excess of basis	—	(20,293)	20,293
Gain on sales of real estate and joint venture interest	—	39,194	(39,194)

Loss from continuing operations	(88,316)	(58,295)	(30,021)
Discontinued operations	36	(3,272)	3,308

Net loss	$(88,280)	$(61,567)	$(26,713)

Property Revenues. The decrease of $4.6 million in property revenues was primarily due to decreased recovery revenues resulting from reduced property operating expenses ($0.7 million), decreased occupancy at some of our properties ($1.7 million), early termination fee income in 2008 at our 180 N. LaSalle Street property ($0.8 million), decreased management fee income due to termination of management contracts ($0.8 million) and decreased parking garage revenues at our 330 N. Wabash Avenue property ($0.9 million).
Property Operating Expenses. The decrease of $1.5 million in property operating expenses was primarily due to decreased utility expenses as a result of favorable weather conditions, lower occupancy at some of our properties, and adjustments to the estimated real estate taxes for our properties.

Depreciation and Amortization. The increase of $3.7 million in depreciation and amortization was primarily due to the reinstatement of the depreciation and amortization in 2009 associated with our 180 North LaSalle Street property related to the period that it was classified as property held for sale in 2008. In accordance with U.S. GAAP, depreciation and amortization ceases when a property is classified as held for sale.
General and Administrative. The decrease of $0.7 million in general and administrative expense is primarily due to decreased employee bonuses and reduced rent expense due to relocation of corporate office, partially offset by increased strategic alternative costs and increased employee severance costs due to personnel reductions in 2009.
Provision for Asset Impairment. The increase of $63.0 million in provisions for asset impairment was to reduce net book value to its estimated fair value on five properties in the fourth quarter of 2009. One property, 7100 Madison Avenue, was impaired $0.5 million and was sold on February 1, 2010.
In 2009, our Continental Towers property was considered impaired based on the property generating negative cash flows, a decline in occupancy and forecasted future losses. The Company recorded an asset impairment of $59.9 million which represents the difference between the carrying value and estimated fair value of this property. The carrying value of this property is approximately $65.3 million, which is less than the debt balance of $115.0 million at December 31, 2009. The Company is currently in discussions with the Lender on a potential deed in lieu of foreclosure transaction with the lender (see Note 17 — Subsequent Events in the Notes to Consolidated Financial Statements). If this transaction materializes, the difference between the loan balance and carrying value of the property would be recognized as a gain on extinguishment of debt in the period the transaction closes.
The other properties that were impaired included Brush Hill Office Court ($1.8 million), Enterprise Center II ($0.1 million) and Atrium Building ($0.7 million).
Loss on Tax Imdemnification. The increase of $1.8 million in loss on tax imdenification reflects a payment to terminate a tax indemification agreement on our Continental Towers property.
Interest and Other Income. The increase of $3.6 million in interest and other income was primarily due to an earnest money deposit recorded as income due to the termination of a sale agreement relating to our 180 N. LaSalle Street property. This increase was partially offset by decreases in interest income due to a decrease in both the investment rates and investment account balances.
Income (loss) from Investments in Unconsolidated Joint Ventures. The decrease of $60.4 million in loss from investments in unconsolidated joint ventures was primarily due to the non-cash allocation of losses in 2008 from our investment in BHAC Capital IV, L.L.C. (“BHAC”), an entity that owns 100% of ESH.
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million provision for asset impairment in 2008 represents the write-down of the investment balance in ESH as the impairment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.

Interest Expense. The decrease of $6.3 million in interest expense was primarily due to the assignment of our membership interest in BHAC and transfer of the related non-recourse loan (“Citicorp Loan”) from Citicorp USA, associated with our investment in ESH, in the third quarter of 2009 and a reduction in interest expense on our 330 N. Wabash Avenue property due to the March 2008 sale of a portion of the property and partial repayment and simultaneous refinancing of the debt.
Amortization of Deferred Financing Costs. The increase of $2.0 million in amortization of deferred financing costs was primarily due to an increase in non-cash accrued finance charges related to the exit and restructuring fees on the Citicorp Loan associated with our investment in ESH. We assigned our membership interest in BHAC and transferred the related Citicorp Loan in the third quarter of 2009.
Recovery of Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of approximately $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis relates to the recovery in 2008 of losses previously recognized in 2007.
Distributions and Losses to Noncontrolling Interest in Excess of Basis. The decrease of $20.3 million in distributions and losses to noncontrolling interest in excess of basis represents 2008 losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis were charged to operations under U.S. GAAP in 2008, as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or restore any capital deficits. Under U.S. GAAP in 2009, distributions and losses to noncontrolling interest in excess of basis will no longer be allocated to PGRT.
Gain on Sales of Real Estate and Joint Venture Interests. The decrease of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to both the sale of our 50% joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) during the first quarter of 2008.
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

(Dollars in thousands)	2008	2007	$ Change

Property revenues	$81,580	$83,515	$(1,935)
Services Company revenues	1,163	3,359	(2,196)

Total revenues	82,743	86,874	(4,131)

Property operating expenses	42,982	45,225	(2,243)
Depreciation and amortization	23,898	30,203	(6,305)
General and administrative	6,873	6,210	663
Services Company operations	1,484	2,835	(1,351)

Total expenses	75,237	84,473	(9,236)

Operating (loss) income	7,506	2,401	5,105
Interest and other income	1,394	2,928	(1,534)
Loss from investments in unconsolidated joint ventures	(60,343)	(49,687)	(10,656)
Provision for asset impairment from unconsolidated joint ventures	(5,633)	—	(5,633)
Interest:
Expense	(32,098)	(35,425)	3,327
Amortization of deferred financing costs	(2,244)	(910)	(1,334)
Recovery of distribution and losses to noncontrolling interest in excess of basis	14,222	—	14,222
Distributions and losses to noncontrolling interest in excess of basis	(20,293)	(14,222)	(6,071)
Gain on sales of real estate and joint venture interests	39,194	—	39,194

Loss from continuing operations	(58,295)	(94,915)	36,620
Discontinued operations	(3,272)	995	(4,267)

Net income (loss)	$(61,567)	$(93,920)	$32,353

Property Revenues. The decrease of $1.9 million in property revenues was primarily due to decreased occupancy at our Continental Towers ($1.7 million) and 330 N. Wabash Avenue ($1.0 million) properties as a result of tenant leases expiring, and the recognition of additional rental revenue in 2007. These decreases were partially offset by a lease termination fee in 2008 at our 180 North LaSalle Street property.
Services Company Revenues. The decrease of $2.2 million in our Services Company revenues during 2008 was primarily due to leasing commission income in 2007 as a result of leasing activity at The United Building that did not occur in 2008.

Property Operating Expenses. The decrease of $2.2 million in property operating expenses was primarily due to adjustments for real estate taxes being less than previously projected ($1.6 million), the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008, which transferred those operating expenses to the purchaser ($1.4 million), and lower professional fees at our 300 N. Wabash Avenue property ($0.2 million). These decreases were partially offset by bad debt expense associated with a tenant at our 330 N. Wabash Avenue property ($0.7 million).
Depreciation and Amortization. The decrease of $6.3 million in depreciation and amortization was primarily due to the accelerated depreciation and amortization of tenant improvements and in-place lease values in connection with a lease amendment executed with a tenant at our Continental Towers property in 2007 (which resulted in an increase to depreciation and amortization in 2007 of $3.1 million and a decrease in depreciation and amortization in 2008 of $0.7 million), the depreciation and amortization associated with our 180 North LaSalle Street property related to the period that it was held for sale in 2008 ($1.9 million) and the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008, which transferred the depreciable assets to the purchaser ($0.9 million). These decreases were partially offset by the accretion of accrued environmental remediation liabilities at our 330 N. Wabash Avenue property ($0.4 million).
General and Administrative. The increase of $0.7 million in general and administrative expenses was primarily due to increased employee severance costs due to personnel reductions ($0.2 million), increased audit fees due to the restatement of prior period financial statements ($0.2 million), and increased legal fees relating to ongoing litigation ($0.2 million).
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
Provision for Asset Impairment from Unconsolidated Joint Ventures. The $5.6 million change in provision for asset impairment represents the write-down of the remaining balance of our investment in the membership interest in BHAC, an entity that owned 100% of ESH, as the investment was deemed to be other than temporary due to past and expected inability to sustain earnings at a level which would justify the carrying value.
Interest and Other Income. The decrease of $1.5 million in interest and other income was primarily due to a decrease in interest income related to our short-term investments and restricted escrow accounts. The decrease was a result of a reduction in average balances in these accounts, as well as, in average interest rates from 5.0% in 2007 to 2.4% in 2008.
Interest Expense. The decrease of $3.3 million in interest expense was primarily due to a $5.6 million reduction from the March 2008 refinancing of the debt associated with our 330 N. Wabash Avenue property and a $1.7 million savings realized through the January 2008 retirement of the two Citicorp mezzanine loans. These decreases were partially offset by a $3.5 million increased interest expense associated with the new terms of the non-recourse Citicorp Loan associated with our investment in ESH.

Amortization of Deferred Financing Costs. The increase of $1.3 million in the amortization of deferred financing costs was primarily attributable to an increase in deferred finance charges related to the non-recourse loan associated with our investment in ESH.
Recovery of Distributions and Losses to Noncontrolling Interest in Excess of Basis. The increase of approximately $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis relates to the recovery of losses previously recognized in 2007.
Distributions and Losses to Noncontrolling Interest in Excess of Basis. The increase of $6.1 million in distributions and losses to noncontrolling interest in excess of basis represents then current year losses resulting in a deficit position in the noncontrolling interest balance. Losses in excess of the noncontrolling interest basis have been charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
Gain on Sales of Real Estate and Joint Venture Interests. The increase of $39.2 million in gain on sales of real estate and joint venture interests was primarily due to both the sale of our 50% joint venture interest in The United Building ($29.4 million) and the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property ($9.8 million) in 2008.
Discontinued Operations. Discontinued operations include the results of operations of our 1051 North Kirk Road property (sold in 2008), our Narco River Business Center property (sold in 2007) and the residual effects related to properties sold in prior years.

Liquidity and Capital Resources
Recent Developments.
Dividends. On January 7, 2009, our Board declared a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009.
We announced that our Board determined not to declare a quarterly distribution on our Series B Shares for any of the four quarters of 2009 and first quarter of 2010 and that the Board was unable to determine when we will recommence distributions on our Series B Shares. The total arrearage in payment of dividends on the Series B Shares is five quarters of dividends or $11.25 million. The Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.
The Board’s decision was based on our current capital resources and liquidity needs and the overall negative state of the economy and capital markets, including the decline in value for office properties in the United States, including the Chicago area. The Board intends to review the suspension of our Series B Shares distributions periodically based on the Board’s ongoing review of our financial results, capital resources and liquidity needs, and the condition of the economy, capital markets and office property markets. We can give no assurances that distributions on our Series B Shares will be resumed, or that any financing, capitalization, asset sales or other alternatives will be satisfactorily concluded.
180 North LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company, 180 N. LaSalle II, L.L.C. (“180 LLC”) that owns the Property.
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

7100 Madison Avenue Sale. On February 1, 2010 we completed the sale of our 7100 Madison Avenue property for the purchase price of $4.3 million and received $0.5 million in net proceeds.
180 North LaSalle Street Sale in 2010. On February 25, 2010, the Company’s entered into a purchase and sale agreement to sell the 180 North LaSalle Street property to an entity indirectly controlled by Mr. Michael Silberberg of Nanuet, New York which was approved by the Company’s Board of Directors. The gross purchase price for this property is $72.25 million, subject to customary pro-rations, credits and adjustments.
The closing of the sale is conditioned upon the existing first mortgage lender consenting to the assumption of the property’s existing debt by the purchaser, unless the purchaser notifies the Company that the purchaser has elected not to assume the existing debt and will instead obtain new financing for the acquisition. The purchaser has deposited $4.0 million in escrow to secure its obligation to purchase this property, which is nonrefundable except upon (i) the failure of the first mortgage lender to consent to the assumption of the existing debt by the purchaser or (ii) the occurrence of certain other customary events, such as a default by the Company or the failure of the Company to deliver certain satisfactory tenant estoppel certificates. The Company currently estimates that after closing adjustments and costs, that it will receive net proceeds of approximately $12.8 million.
It is currently contemplated that the closing will occur in May or June 2010. In the event that the purchaser defaults on its obligation to purchase this property, the Company’s sole remedy is to receive the $4.0 million deposited in escrow.
Continental Towers Loan Default. A subsidiary of the Company, Continental Towers, L.L.C. (“CT LLC”), is the owner of Tower I, Tower III and the Commercium at the Continental Towers Complex in Rolling Meadows, Illinois (the “CT Property”). The CT Property is currently encumbered by a first mortgage loan from CWCapital LLC (“Lender”) in the principal amount of $73.6 million (the “CT Loan”). A separate subsidiary of the Company, Continental Towers Associates III, LLC (“CTA III”), is the owner of Tower II at the Continental Towers Complex (the “CTA III Property”). The CTA III Property is currently encumbered by a first mortgage loan from Lender in the principal amount of $41.4 million (the “CTA III Loan”).
On February 26, 2010, CTA III informed the Lender that it is in default under the CTA III Loan because the cash flow from the CTA III Property is not sufficient to pay the required escrows and debt service payments on the CTA III Loan. On the same day, CT LLC acknowledged to the Lender that the CT Loan is in default because it is cross-defaulted with the CTA III Loan. On March 5, 2010, these two subsidiaries and the Operating Partnership received notices from the Lender that the Lender was accelerating the maturity dates of the loans and demanding payment of all amounts due under the loans.
CTA III and CT LLC are currently in discussions with the Lender regarding the foregoing.
Pursuant to the terms of each loan, upon the occurrence of a default the Lender may accelerate both loans and declare the obligations immediately due and payable. However, the CT Loan and the CTA III Loan are non-recourse to their respective borrowers, subject to customary non-recourse carve-outs, including but not limited to, certain environmental matters, fraud, waste, misapplication of funds, various special purpose entity covenants, the filing of a voluntary bankruptcy and other similar matters, which non-recourse carve-outs have been guaranteed by the Company’s operating partnership, Prime Group Realty, L.P. The Company is currently not aware of the occurrence of any event that would constitute a non-recourse carve-out on either loan.

Liquidity. We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions/dividends and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from asset sales, such as the pending sale of our 180 North LaSalle Street property, represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
In order to qualify as a REIT for federal income tax purposes, we must distribute 90.0% of our taxable income (excluding capital gains) annually. As of the first quarter of 2010, we are not current on the payment of dividends on our Series B Shares with a total arrearage in payment of $11.25 million. Our management and Board review our cash position, the status of potential capital events, debt levels and requirements for cash reserves and market conditions each quarter prior to making any decision with respect to paying distributions/dividends. Dividends on our common shares may not be made until all accrued dividends on our Series B Shares are declared and paid or set apart for payment. Future distributions/dividends, including distributions to be paid to the holders of the Series B Shares upon the redemption of such shares, will depend on the actual cash available for distribution, our financial condition, current and future capital requirements, the completion or status of any capital transactions, including refinancings and asset sales, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
Our anticipated cash flows from operations combined with cash on hand (including restricted cash escrows) are expected to be sufficient to fund our anticipated short-term capital needs over the next twelve months. In 2010, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, such as Jenner & Block and Aon Consulting, which together accounted for 19.9% of our 2009 total revenue, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, cash generated from our operations and existing or future escrows with lenders and cash generated from capital events, including asset sales. In addition, we may enter into additional capital transactions, which could include additional asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us. In addition, in the event that any of our properties generate insufficient cash flow to fund such property’s debt service and operating expenses, we may not fund any such shortfalls and may instead convey the property to the relevant property lender pursuant to a deed in lieu of foreclosure transaction or allow the property to be foreclosed on by the lender.
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage and other financial covenants. As of December 31, 2009, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At December 31, 2009, these accounts totaled $29.8 million. These escrows relate to $5.0 million in escrow for capital and tenant improvements, $7.5 million in escrow for real estate taxes and insurance, $4.3 million in escrow representing lease obligations, $8.5 million in escrow for depository accounts, $0.2 million in escrow related to environmental remediation and the remaining $4.3 million in escrow for various other purposes.

We believe that the operating plan we have developed for the future year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the next 12 months and maintain compliance with our debt covenants, other than the matters referenced above, for the next twelve months. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as major tenant defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations and we may need to sell one or more assets. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable.
The following tables disclose our contractual obligations and commercial commitments as of December 31, 2009:

	Payments Due by Period
	(dollars in thousands)
			2011/	2013/	2015 and
Contractual Obligations (A)	Total	2010	2012	2014	Thereafter
Mortgage notes payable (B)	$341,673	$127,725	$154,223	$59,725	$—
Interest expense on mortgage notes payable	73,074	20,611	24,458	14,883	13,122
Operating lease obligations	2,092	245	450	441	956
Tenant improvement allowances (C)	744	744	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	25,795	10,921	14,874	—	—

Total contractual cash obligations	$443,378	$160,246	$194,005	$75,049	$14,078

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds, proceeds of equity, and debt or asset sale(s) transaction(s).

(B)
These totals represent the face value of our mortgage notes payable. The 2010 obligations include $115.0 million due on two loans relating to our Continental Towers property which loans were in default subsequent to December 31, 2009. The Lender accelerated the debt maturity to be due immediately on March 5, 2010. The 2011/2012 obligations include: $88.0 million due on our 330 N. Wabash Avenue property in 2011, for which we have two one-year extension options, and $60.0 million due on our 180 N. LaSalle Street property.

On January 14, 2010, we received a notice of maturity date default from the special servicer of the non-recourse mortgage note on our Brush Hill property. The loan matured on January 1, 2010 and was not paid off. This loan is non-recourse, subject to customary non-recourse carve-outs. We are currently in the process of renegotiating the terms of a loan extension with the special servicer and the lender. Since the Brush Hill loan extension has not been finalized the principal amount of this mortgage note payable, approximately $7.47 million, is included as a 2010 obligation.

(C)	We have escrows of $0.5 million that may be utilized to fund these obligations.

(D)
These obligations would be offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $22.9 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $4.3 million to fund a portion of this contractual amount at December 31, 2009.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
Other Commercial	Total			2011/		2013/		2015 and
Commitments	Committed	2010		2012		2014		Thereafter
Environmental remediation (A)	$9,676	$9,205		$174		$31		$266
Series B Shares (B)	9,000	(B	)	(B	)	(B	)	(B	)

Total commercial commitments	$18,676	$9,205		$174		$31		$266

(A)
This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 14 — Commitments and Contingencies — Environmental to our consolidated financial statements included in this report for further information.

(B)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and was paid on January 30, 2009. Our Board decided not to declare any quarterly dividends for 2009. The total arrearage in payment of dividends on the Series B Shares is $9.0 million for the period through December 31, 2009, and has subsequently increased to $11.25 million through March 31, 2010.

With respect to the payment of the dividends referred to above, there can be no assurance as to the timing and amounts of any future dividends. Management and our Board review the Company’s cash position, the status of potential capital events, market conditions, debt levels and the Company’s requirements for cash reserves each quarter prior to making any decision with respect to paying dividends.

The holders of our Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustees elected by the Series B shareholders will expire whenever all dividends in arrears on the Series B Shares have been paid and current dividends declared and set apart for payment.

Tenant Concentration. The following represents our five largest tenants in 2009 based on gross revenue recognized during 2009:

	Gross
	Tenant	% Of Our Total	Lease
Tenant	Revenue	Revenue	Expiration
	(dollars in thousands)
Jenner & Block (1)	$12,739	16.3%	April 2010
Accenture	5,337	6.9	July 2015
Fifth Third Holdings, LLC	3,124	4.0	March 2012
Aon Consulting, Inc. (2)	2,833	3.6	December 2009
Komatsu America Corp.	2,584	3.4	July 2021

	$26,617	34.2%

(1)	We have been informed that this tenant will not be renewing their lease upon expiration and has vacated their space.

(2)	This tenant vacated its premises upon lease expiration.
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
Property Dispositions. On July 28, 2009, we conveyed the 800-810 Jorie Boulevard property to the lender in exchange for a release of the loan. The Company recorded an asset impairment charge of $6.9 million in the second quarter to reduce the net book value of the property to its estimated fair value and a gain on extinguishment of $8.3 million in the third quarter representing the difference between the extinguished loan balance and accrued interest and the carrying value of the property.
On February 1, 2010 we completed the sale of our 7100 Madison Avenue property for the purchase price of $4.3 million and received net proceeds of $0.5 million.
Preferred Shares. Our Series B Shares rank senior to our common shares as to the payment of dividends and to the extent of their $25.00 per share liquidation preference. Our Series B Shares may be redeemed at our option at a redemption price of $25.00 per share plus accrued and unpaid dividends. The redemption price is payable solely out of the proceeds from our sale of other capital shares of beneficial interest.
On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009 and a payment date of January 30, 2009.
We announced that our Board determined not to declare a quarterly distribution on our Series B Shares for any of the four quarters of 2009 and first quarter of 2010, and that the Board was unable to determine when and if we will recommence distributions on our Series B Shares. The total arrearage in payment of dividends on the Series B Shares is $11.25 million. The Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.

Dividends paid in the amount of $0.5625 per share in 2009 on our Series B Shares have been determined to be a return of capital. There can be no assurances as to the timing and amounts of any future dividends on our Series B Shares. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are outstanding. The term of any trustees elected by the holders of the Series B Shares will expire whenever the total dividend arrearage on our Series B Shares has been paid and current dividends have been declared and set apart for payment.
Indebtedness. Our aggregate indebtedness had a carrying value of $341.8 million and a face value of $341.7 million at December 31, 2009. This indebtedness had a weighted average maturity of 3.5 years and bore interest at a weighted average interest rate of 6.26% per annum. At December 31, 2009, $330.8 million, or 96.8% of such indebtedness, bore interest at fixed rates, and $11.0 million, or 3.2% of such indebtedness, bore interest at variable rates. None of our variable rate debt is subject to interest rate cap agreements.
Debt Activity. We paid $1.8 million of principal payments during 2009. This amount is exclusive of $1.5 million of principal payments made on behalf of the Company by Lightstone on the PGRT ESH, Inc. (“PGRT ESH”) loan through a capital contribution by Prime Office to the Company and, in turn, to PGRT ESH.
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
Capital Improvements. In order to secure new and renewal leases, our properties require an infusion of capital for tenant improvements and leasing commissions. For the years ended December 31, 2009, 2008 and 2007, our tenant improvements and leasing commissions averaged $57.91, $40.78 and $38.88, per square foot, respectively, of newly-leased office space totaling 87,030, 102,314 and 405,680 square feet, respectively, and $3.99, $14.93 and $11.58, per square foot, respectively, of office leases renewed by existing tenants totaling 140,784, 214,756 and 236,752 square feet, respectively. Additionally, for 2009, we incurred $2.1 million of building improvements, excluding discontinued operations, and we expect to incur approximately $0.8 million for 2010.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any unconsolidated SPE transactions and do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on us.

Historical Cash Flows

	Year ended December 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)

Net cash provided by operating activities	$3,906	$1,763	$2,143	121.6%
Net cash (used in) provided by investing activities	$(8,008)	$79,341	$(87,349)	(110.1)%
Net cash provided by (used in) financing activities	$559	$(103,578)	$104,137	100.5%
Cash Flows from Operating Activities. Net cash provided by operating activities was $3.9 million for the year ended December 31, 2009, compared to $1.8 million for the year ended December 31, 2008 — an increase of $2.1 million. This change was primarily due to a $7.8 million decrease in interest payments primarily due to the refinancing and retirement of mortgage notes payable, a $2.2 million increase in the collection of receivables primarily due to timing, a $1.4 million decrease to utilities expense primarily due to favorable weather conditions, a $1.3 million reduction in rent abatements associated with tenants at our 330 N. Wabash Avenue and Continental Towers properties, a $1.1 million decrease in real estate tax payments primarily due to reduced property assessments, a $1.1 million decrease in operating expenses primarily resulting from lower occupancy, and a $0.8 million reduction in employee bonuses. The increase was partially offset by the $6.0 million gain on earnest deposit in 2009 from the cancellation of a sale agreement on our 180 N. LaSalle Street property received in 2008 as a restricted cash deposit, a $1.8 million payment to terminate a tax indemnification agreement related to our Continental Towers property in 2009, the $1.0 million collection of a previously reserved receivable from a tenant at our former 800-810 Jorie Boulevard property in 2008, a $1.0 million decrease in interest income due to lower interest rates and cash balances, a $0.9 million reduction in other income due to the loss of third-party management contracts and a $0.8 million reduction of parking revenues at our 330 N. Wabash Avenue property.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was ($8.0 million) for the year ended December 31, 2009 compared to $79.3 million for the year ended December 31, 2008 — a decrease of $87.3 million. In 2008, we received $101.1 million in proceeds from the sale of the real estate and joint venture interests ($51.1 million received from the sale of our joint venture interest in The United Building, $45.9 million for the partial sale of our 330 N. Wabash Avenue property and $4.1 million from the sale of our former 1051 N. Kirk Road property). We had a decrease in capital expenditures of $12.9 million and a decrease in leasing costs of $1.1 million in 2009 compared to 2008.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $0.6 million for the year ended December 31, 2009 compared to ($103.6 million) for the year ended December 31, 2008 — an increase of $104.1 million. In 2008, (i) we refinanced the existing $195.0 million in loans collateralized by our 330 N. Wabash Avenue property with a new $138.0 million loan; (ii) we retired a $14.5 million outstanding first mortgage loan cross-collateralized by two of our properties and replaced it with an $11.6 million first mortgage on our 4343 Commerce Court property; and (iii) retired the outstanding balance of $18.8 million on two Citicorp mezzanine loans and paid $7.5 million in financing costs related to the refinancing transactions including $2.2 million on the PGRT ESH Citicorp Loan. An affiliate of the Company’s Chairman of the Board funded $6.1 million and $12.6 million to pay down principal, interest and other fees on the PGRT ESH Citicorp Loan in 2009 and 2008, respectively. We paid dividends totaling $2.3 million in 2009 compared to $27.0 million in 2008.

	Year ended December 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)

Net cash provided by operating activities	$1,763	$7,301	$(5,538)	(75.9)%
Net cash provided by (used in) investing activities	$79,341	$(135,867)	$215,208	158.4%
Net cash (used in) provided by financing activities	$(103,578)	$106,348	$(209,926)	(197.4)%
Cash Flows from Operating Activities. Net cash provided by operating activities was $1.8 million for the year ended December 31, 2008, compared to $7.3 million for the year ended December 31, 2007 — a decrease of $5.5 million. This change was primarily due to: a $6.6 million reduction of tenant receipts due to lower occupancy at our 330 N. Wabash Avenue, Continental Towers and 800-810 Jorie Boulevard properties; a $6.2 million preferential return received in 2007 from our investment in the unconsolidated entity that owns ESH that was suspended in 2008; a $3.1 million increase in rents received in advance in 2007; a $2.2 million decrease in Services Company revenues; a $1.5 million decrease in interest income due to lower interest rates and cash balances; and a $1.1 million refund of real estate taxes received in 2007 associated with a former owned property. The decrease was partially offset by the $6.0 million earnest money received related to the sale of our 180 N. LaSalle Street property; a $4.0 million decrease in interest payments primarily due to the refinancing and retirement of mortgage notes payable; a $1.5 million decrease in real estate taxes paid; a $1.4 million reduction in property operating expenses due to the sale of Floors 2 through 13 at our 330 N. Wabash Avenue property in March 2008; a $1.3 million decrease in Services Company operations in 2008; the collection of a $1.0 million previously reserved receivable from a former tenant at our 800-810 Jorie Boulevard property in 2008; and a $0.9 million lease termination fee received in 2008 from a tenant at our 180 N. LaSalle Street property.
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

Critical Accounting Policies
General. The previous discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and judgments about the effects of matters or future events that are inherently uncertain, including but not limited to assumptions regarding our ability to continue conducting our operations in substantially the same manner as we historically have. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Consolidation. Our consolidated financial statements include our accounts, variable interest entities (“VIEs”) in which we are the primary beneficiary and other subsidiaries over which we have control. Our determination of the appropriate accounting method with respect to our variable interests is in accordance with U.S. GAAP. We consolidate any VIE of which we are the primary beneficiary and disclose significant variable interests in VIEs of which we are not the primary beneficiary. We determine if an entity is a VIE based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support provided by any parties, including equity holders. We make judgments regarding the sufficiency of the equity at risk based first on qualitative analysis, then quantitative analysis if necessary. In a quantitative analysis, we incorporate various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, we then determine whether we will absorb the majority of expected losses and/or receive the majority of expected returns, and if so, consolidate the entity as the primary beneficiary. This determination of whether we will absorb the majority of expected losses and/or receive the majority of expected returns includes any impact of an “upside economic interest” in the form of a “promote” that we may have. A promote is a disproportionate interest built into the distribution structure of the entity based on the entity’s achievement of certain return hurdles. We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. If we made different judgments or utilized different estimates in these evaluations, it could result in differing conclusions as to whether or not an entity is a VIE and whether or not to consolidate such entity. We are not required to reconsider the entity’s VIE status if the entity incurs losses that exceed expectations, but are required to reconsider the status if the structure of the entity changes.

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
Impairment of Long-Lived Assets. In evaluating our assets for impairment, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Assets that display indicators of possible impairment are reviewed to see if their net book value will be recovered from estimated undiscounted cash flows over an anticipated hold period. If these undiscounted cash flows, plus the proceeds from a sale at the end of the anticipated hold period, are less than the net book value of the related asset, our policy is to record an impairment reserve related to the asset in the amount of the difference between its net book value and our estimate of its fair market value, less costs of sale. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less cost to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.
Property Held for Sale. We evaluate held for sale classification of our owned real estate on a quarterly basis. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

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
As of December 31, 2009, approximately $11.0 million of our outstanding indebtedness was subject to interest at floating rates. Future indebtedness may also be subject to floating rate interest. Inflation, and its impact on floating interest rates, could affect the amount of interest payments due on such indebtedness. None of our floating rate debt is subject to interest rate cap agreements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of December 31, 2009.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2010	2011	2012	2013	Total

Liabilities
Mortgage notes payable (1):
Fixed rate amount — Face Value	$127.3	$153.4	$—	$50.0	$330.7
Weighted-average interest rate — Face Value	6.1%	5.8%	—	8.0%	—

Fixed rate amount — Carrying Value	$127.4	$153.4	$—	$50.0	$330.8
Weighted-average interest rate — Carrying Value	6.1%	5.8%	—	8.0%	—

Variable rate amount	$0.4	$0.4	$0.4	$9.8	$11.0
Weighted-average interest rate	4.5%	4.5%	4.5%	4.5%	—

(1)
Based upon the rates in effect at December 31, 2009, the weighted-average interest rates on our mortgage notes payable at December 31, 2009 was 6.2%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Executive Vice President—Capital Markets concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on our assessment, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Trustees
The following table presents certain information as of March 20, 2010 concerning each of our trustees serving in such capacity:

		Principal	Year Term of	Served as a
		Occupation and	Office Will	Trustee
Name	Age	Positions Held	Expire	Since
David Lichtenstein	49	Chairman of the Board	2010	2005
Jeffrey A. Patterson	50	President and Chief Executive Officer, Trustee	2010	2005
Peyton Owen, Jr.	52	Trustee	2010	2007
John M. Sabin	55	Independent Trustee	2010	2005
Shawn R. Tominus	51	Independent Trustee	2010	2005
Bruno de Vinck	64	Trustee	2010	2005
George R. Whittemore	60	Independent Trustee	2010	2005
David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. David Lichtenstein founded The Lightstone Group in 1988 and has led Lightstone’s growth into one of the largest privately-held real estate companies in the United States today. The Lightstone Group is now ranked among the 25 largest real estate companies in the industry with a diversified portfolio of approximately 18,000 residential units and approximately 30 million square feet of office, industrial and retail properties in 27 states, the District of Columbia and Puerto Rico. The Lightstone Group owns Prime Group Realty Trust, Prime Retail Inc. and Extended Stay Hotels, the largest, mid-price extended-stay hotel company in the United States, with 687 hotels and approximately 76,000 rooms located in 44 states and Canada. Headquartered in New York, The Lightstone Group has over 14,000 employees and maintains regional offices in Maryland, Illinois and New Jersey. Mr. Lichtenstein is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Extended Stay Inc. and Prime Retail, Inc., all private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus Real Estate Investment Trust II, Inc., each, a public company.
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

Peyton (Chip) Owen, Jr. Mr. Owen joined The Lightstone Group in 2007 as President and Chief Operating Officer after three years as chief operating officer of Equity Office Properties Trust, based in Chicago. Prior to Equity Office, Mr. Owen spent almost 20 years at Chicago’s Jones Lang LaSalle, most recently as chief operating officer, Americas Region. Mr. Owen has more than 25 years of real estate leasing, property management and investment experience. He has served on the board of Extended Stay Hotels since 2007 and previously served on the boards of Metropolitan Family Services based in Chicago and the University of Virginia Engineering Foundation, both non-profits. Mr. Owen holds a Bachelor of Science in mechanical engineering and a Master in Business Administration from the University of Virginia.
John M. Sabin. Mr. Sabin has served on our Board since July 2005. Mr. Sabin is currently the Chief Financial Officer and General Counsel of Phoenix Health Systems, Inc. He also serves on the board of Hersha Hospitality Trust since 2003, a publicly traded company. Additionally, during the past five years Mr. Sabin has also served on the boards of Competitive Technologies, Inc. (from 1996 to 2007) and North American Scientific, Inc. (from 2005 to 2009). From January 2000 to October 2004, Mr. Sabin was the Chief Financial Officer, General Counsel and Secretary of NovaScreen Biosciences Corporation, a private bioinformatics and contract research biotech company. Prior to joining NovaScreen, Mr. Sabin served as a finance executive with Hudson Hotels Corporation, Vistana, Inc., Choice Hotels International, Inc., Manor Care, Inc. and Marriott International, Inc. In his professional life Mr. Sabin has had commercial lease experience with a national law firm, transactional real estate experience with national hospitality and health care firms, commercial real estate financing experience, as well as experience as an audit committee member of other public companies. Mr. Sabin has received Bachelor of Science degrees in Accounting and in University Studies; a Masters of Accountancy and a Masters in Business Administration from Brigham Young University, and he also received a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University. Mr. Sabin is a licensed CPA and is admitted to the bar in several states.
Shawn R. Tominus. Mr. Tominus has served on our Board since July 2005. Mr. Tominus is the founder and has served as the President of Metro Management, a real estate investment and management company, which specializes in the acquisition, financing, construction and redevelopment of residential, commercial and industrial properties, since 1994. Mr. Tominus is also a director of The Lightstone Value Plus Real Estate Investment Trust, Inc. and The Lightstone Value Plus Real Estate Investment Trust II, Inc., both public companies. Mr. Tominus is currently responsible at Metro Management for the ownership, management and development of assets in excess of $50,000,000. Mr. Tominus has over 25 years experience in real estate, including in the areas of management, acquisitions, construction and redevelopment and also acts as a national consultant primarily focusing on market and feasibility analysis. Prior to Metro Management, Mr. Tominus held the position of Senior Vice President at Kamson Corporation where he managed a portfolio of over 5,000 residential units as well as commercial and industrial properties. Mr. Tominus holds numerous professional certifications including from the Institute of Real Estate Management and the International Council of Shopping Centers.
Bruno de Vinck. Mr. de Vinck has served on our Board since July 2005. Mr. de Vinck is the Chief Operating Officer, Senior Vice President, Secretary and a director of The Lightstone Value Plus Real Estate Investment Trust, Inc., a public company, the Secretary and a director of The Lightstone Value Plus Real Estate Investment Trust II, Inc., a public company, and a director of Extended Stay Inc., a private company. Mr. de Vinck was also a director of the Park Avenue Bank New York City, a private company, from 2005 through 2010. Mr. de Vinck is also involved in the management and renovation of various multi-family, retail and industrial properties for The Lightstone Group and has served as its Senior Vice President since April 1994. Prior to this, Mr. de Vinck was a manager with numerous real estate management companies since 1973, and was the founding president and Chairman of the Ramsey Homestead Corp., a not-for-profit senior citizen residential health care facility. Mr. de Vinck is a past New Jersey chapter president for the Institute of Real Estate Management (IREM), as well as a past Director of the New Jersey Association of Realtors.

George R. Whittemore. Mr. Whittemore has served on our Board since July 2005. Mr. Whittemore has extensive experience in accounting, banking, finance and real estate. Mr. Whittemore currently serves as a director of The Lightstone Value Plus Real Estate Investment Trust, Inc., Lightstone Value Plus Real Estate Investment Trust II, Inc., Village Bank & Trust in Richmond, Virginia, and Supertel Hospitality, Inc. in Norfolk, Nebraska, all public companies. Mr. Whittemore previously served as President and CEO of Supertel Hospitality Trust, Inc. from November 2001 until August 2004 and as Senior Vice President and director of both Anderson & Strudwick, Incorporated, a brokerage firm based in Richmond, Virginia, and Anderson & Strudwick Investment Corporation, from October 1996 until October 2001. Mr. Whittemore has also served as a director, President and Managing Officer of Pioneer Federal Savings Bank and its parent, Pioneer Financial Corporation from September 1982 until August 1994, when these institutions were acquired by a merger with Signet Banking Corporation (now Wachovia Corporation), and as President of Mills Value Adviser, Inc., a registered investment advisor. Mr. Whittemore is a graduate of the University of Richmond. Prior to that, Mr. Whittemore was the treasurer of Pioneer Federal Savings Bank from 1975 through 1985. Mr. Whittemore started his career in public accounting with Ernst & Ernst (the predecessor company of Ernst & Young LLP) and received his CPA certificate from the State of Virginia in 1975.
Certain Proceedings Regarding Trustees
Mr. Lichtenstein is the founder and owner of Lightstone and serves as a director and/or executive officer of certain of its affiliates, and Mr. de Vinck is a Senior Vice President of Lightstone and serves as a director and/or executive officer of certain of its affiliates. Certain of Lightstone’s direct or indirect affiliates at the property-ownership level, which are not subsidiaries of PGRT or our Operating Partnership, have had receivers appointed in connection with the exercise by mortgage holders of their remedies relating to the non-payment of loans affecting the relevant properties. In addition, affiliates of Lightstone (i) consisting of an entity which owns extended stay hotel properties, filed for bankruptcy in the United States Bankruptcy Court for the Southern District of New York in June 2009, and (ii) consisting of a private bank headquartered in New York City, was closed by the New York State Banking Department on March 12, 2010 and a receiver appointed, neither of which entities are subsidiaries of PGRT or our Operating Partnership.
Executive Officers
The following table presents certain information as of March 20, 2010 concerning each of our executive officers and key employees serving in such capacities:

Name	Age	Position
David Lichtenstein	49	Chairman of the Board
Jeffrey A. Patterson	50	President and Chief Executive Officer, Trustee
James F. Hoffman	47	Senior Executive Vice President—General Counsel and Secretary
Steven R. Baron	61	Executive Vice President—Leasing
Paul G. Del Vecchio	45	Executive Vice President—Capital Markets
Victoria A. Cory	45	Senior Vice President—Loan Administration, Real Estate Tax and Due Diligence
Anita T. Pallardy	51	Senior Vice President—Leasing
David Lichtenstein. Mr. Lichtenstein has served as our Chairman of the Board since July 2005. David Lichtenstein founded The Lightstone Group in 1988 and has led Lightstone’s growth into one of the largest privately-held real estate companies in the United States today. The Lightstone Group is now ranked among the 25 largest real estate companies in the industry with a diversified portfolio of approximately 18,000 residential units and approximately 30 million square feet of office, industrial and retail properties in 27 states, the District of Columbia and Puerto Rico. The Lightstone Group owns Prime Group Realty Trust, Prime Retail Inc. and Extended Stay Hotels, the largest, mid-price extended-stay hotel company in the United States, with 687 hotels and approximately 76,000 rooms located in 44 states and Canada. Headquartered in New York, The Lightstone Group has over 14,000 employees and maintains regional offices in Maryland, Illinois and New Jersey. Mr. Lichtenstein is a member of the International Council of Shopping Centers. Mr. Lichtenstein is the Chairman of the board of directors of Extended Stay Inc. and Prime Retail, Inc., all private companies, and is Chief Executive Officer, President and Chairman of the board of trustees of Lightstone Value Plus Real Estate Investment Trust, Inc. and Lightstone Value Plus Real Estate Investment Trust II, Inc., each, a public company.

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
James F. Hoffman. Mr. Hoffman has served as our Senior Executive Vice President—General Counsel and Secretary since February 2007. From October 2000 to February 2007, Mr. Hoffman served as our Executive Vice President—General Counsel and Secretary. Mr. Hoffman obtained his law degree in 1987 from Harvard Law School where he graduated Cum Laude and obtained his finance degree in 1984 from the University of Illinois where he graduated with Highest Honors. From March 1998 to October 2000, Mr. Hoffman served as our Senior Vice President—General Counsel and Secretary and before that as our Vice President and Associate General Counsel. Prior to working for us, Mr. Hoffman served as Assistant General Counsel of our predecessor company, The Prime Group, Inc., and was an associate with the law firm of Mayer, Brown & Platt (now Mayer Brown LLP).
Steven R. Baron. Mr. Baron serves as our Executive Vice President-Office Leasing. Mr. Baron is involved in overseeing the leasing and performing asset management and development services in connection with the 1407 Broadway Avenue building in New York. He also oversees all the leasing activity for our suburban portfolio of properties. Mr. Baron has previously served as the Executive Vice President in charge of our Industrial Group, responsible for overseeing the leasing and build to suit development and served as our Senior Vice President-Development and Leasing, where he was responsible for the oversight of our redevelopment of the 180 North LaSalle Street building in Chicago, Illinois. Previous to the 180 North LaSalle redevelopment project, Mr. Baron was the senior leasing executive responsible for the overall leasing activity of the Company’s Chicago central business district portfolio. Prior to joining Prime Group Realty Trust, Mr. Baron held senior leasing and/or development positions with The Prime Group, Inc., Metropolitan Structures, Inc., and Stein & Co. where he leased over 7 million square feet of CBD office space. Mr. Baron is a licensed real estate broker and has taught at DePaul University and Kellogg School of Management at Northwestern University, where he lectured on commercial real estate development, leasing and marketing.

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
Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2009, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to our knowledge, no transactions were reported late during the year ended December 31, 2009.
Code of Ethics
We have adopted a code of ethics that applies to all employees, including but not limited to our President and Chief Executive Officer (our principal executive officer), Executive Vice President—Capital Markets (our principal financial officer) and Vice President—Corporate Accounting (our principal accounting officer), and other persons that may perform similar functions from time to time. Our code of ethics is published on our website at www.pgrt.com. In addition our code of ethics is available in print to any shareholder who requests it from our investor relations representative c/o Prime Group Realty Trust, Investor Relations Representative, 330 North Wabash Avenue, Suite 2800, Chicago, Illinois 60611. In the event that any future amendment to, or waiver from, a provision of our code of ethics would otherwise require disclosure under Item 5.05 of Form 8-K, we intend to satisfy that disclosure requirement by posting such amendment or waiver on our website.
Information Regarding Audit Committee
Our Board has established an audit committee. The charter of our audit committee is available on our web site at www.pgrt.com. Since July 1, 2005 the audit committee has consisted of Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Mr. Whittemore was named chairman of the audit committee on July 1, 2005. The Board determined that Messrs. Whittemore and Sabin are qualified as audit committee financial experts as defined in Item 407(d) of Regulation S-K. For more information regarding Messrs. Whittemore and Sabin’s relevant professional experience, see “—Trustees”.
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
The members of our Board’s Executive Committee, consisting of Mr. Lichtenstein, our Chairman, Mr. Patterson, our President and Chief Executive Officer and Mr. Owen, a member of our Board, periodically review our compensation practices. Our compensation program consists of a base salary and opportunity to receive a cash bonus for our executive officers, and fees for our trustees. No cash bonuses were paid to our executive officers for 2009. Fees for our trustees are unchanged for calendar years 2008 and 2009. Mr. Patterson’s base salary for 2009 was set pursuant to the terms of his employment agreement, which was previously approved by our Board.

We did not engage a compensation consultant to assist us in determining compensation for calendar year 2009.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our compensation philosophy is based on aligning management’s business objectives with those of our shareholders in order to provide compensation that will enable us to attract and retain talented executives, and link the interests of our executive officers to those of our shareholders. Accordingly, the employment agreement for Jeffrey A. Patterson, our President and Chief Executive Officer, provides that annual bonuses may be earned by him based on increases in the net operating income of our properties. In addition, Mr. Patterson had an option through the end of 2009 which allowed him to acquire membership interests in Prime Office on similar terms as our existing shareholder’s other initial equity investors. Finally, a significant portion of the compensation of our leasing personnel is directly tied to the execution of leases at our properties. Annual salary increases and bonuses for our other officers and employees are determined based upon a review of their individual performance and the performance of their relevant departments during the year.
We believe that, through the foregoing employment agreements and arrangements, the financial interests of our President and Chief Executive Officer and key executives are as a whole aligned with the interests of our shareholders. Throughout 2009, we had employment agreements with certain of our senior executives. See “ — Employment Agreements” for more information regarding these employment agreements.
Mr. Patterson was named the Company’s President and Chief Executive Officer in August 2004, prior to the Acquisition. Mr. Patterson’s annual base salary was $463,710 for calendar year 2009 and pursuant to the terms of his employment agreement was increased by 3% to $477,621 for calendar year 2010. Mr. Patterson did not receive an annual bonus for 2009.
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
Annual Cash Bonuses. All of the Company’s employees are eligible to participate in the Company’s cash bonus program, with executive officer bonuses determined as described above. The cash bonus program allows us to communicate specific goals that are of primary importance during each year and motivates executives to achieve these goals. Because of the poor economic conditions in the real estate industry for calendar year 2009, except for certain leasing related bonuses to our leasing personnel, we did not pay discretionary bonuses for calendar year 2009.
Summary Compensation Table
The following table sets forth the compensation earned for the years ended December 31, 2009 and 2008 with respect to Mr. Patterson (our President and Chief Executive Officer), Mr. Del Vecchio (our Executive Vice President—Capital Markets and our principal financial officer) and the three other persons who were our most highly compensated executive officers during 2009 (the “Named Executive Officers”).

					All Other
				Option	Compen-
		Salary	Bonus	Awards	sation
Name and Principal Position	Year	($) (1)	($) (1)(2)	($) (3)	($) (4)	Total ($)

Jeffrey A. Patterson	2009	463,710	0	0	5,500	469,210
President and Chief	2008	449,657	250,000	106,000	5,500	811,157
Executive Officer

James F. Hoffman	2009	260,075	0	0	5,500	265,575
Senior Executive Vice	2008	252,083	110,000	0	5,500	367,583
President—General Counsel and Secretary

Paul G. Del Vecchio	2009	206,000	0	0	5,500	211,500
Executive Vice President—	2008	199,167	60,000	0	5,500	264,667
Capital Markets

Steven R. Baron	2009	170,000	30,383	0	4,521	204,904
Executive Vice	2008	170,000	178,175	0	5,500	353,675
President—Leasing

Anita T. Pallardy	2009	132,500	53,080	0	3,211	188,791
Senior Vice President—	2008	132,500	188,045	0	3,312	323,857
Leasing

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

(3)
Consisting of grants of options to acquire either directly or through equity interests in Prime Office a 3.5% ownership interest in the Operating Partnership and us on substantially the same economic terms as Prime Office’s other initial equity investors. The option award in the 2008 row expired on December 31, 2008 without being exercised and the option award in the 2009 row expired on December 31, 2009 without being exercised. No new option agreement has been issued in 2010.

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

Assuming on December 31, 2009 Mr. Patterson’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Patterson’s severance pursuant to his employment agreement would be $477,621, which is the bonus compensation payable to Mr. Patterson with respect to the calendar year 2009 and the aggregate base compensation payable to Mr. Patterson through December 31, 2010. Assuming on December 31, 2009 Mr. Hoffman’s employment with us was terminated pursuant to any of clause (i) through (v) above, the estimated value of Mr. Hoffman’s severance pursuant to his employment agreement would be $267,877, which is based on and includes the bonus compensation payable to Mr. Hoffman with respect to the calendar year 2009 and the aggregate base compensation payable to Mr. Hoffman through December 31, 2010. There are no material conditions to receipt by the executives of these termination benefits. The amount and terms of these severance arrangements was determined by Prime Office, and included consideration of market practices for other similar officers of comparable companies.
The employment agreements also subject the executives to certain confidentiality obligations and non-solicitation restrictions, and in the case of Mr. Patterson certain non-competition restrictions, all as more fully set forth in the agreements. Mr. Patterson’s agreement also granted him an option for eighteen months after the closing date of the Acquisition to acquire membership interests in Prime Office equivalent to a 3.5% ownership interest in the Operating Partnership and us. Pursuant to a letter agreement dated March 15, 2007, between Mr. Patterson and Prime Office, Mr. Patterson and Prime Office agreed to extend the exercise period for the option to the earlier of the occurrence of a change of control involving the Company or December 31, 2007. This option expired on December 31, 2007. In January 2008, Mr. Patterson and Prime Office, entered into an Equity Option Agreement dated as of December 31, 2007, granting Mr. Patterson an option to acquire either directly or through equity ownership in Prime Office up to 3.5% of the equity interests in the Company and the Operating Partnership pursuant to the terms set forth in such agreement (the “Equity Interest”). This option expired on December 31, 2008. As of December 31, 2008, Mr. Patterson entered into a new Equity Option Agreement granting Mr. Patterson the right to acquire the Equity Interest. The purchase price for the Equity Interest was on substantially the same economic terms as the class, price and economic terms applicable to Prime Office’s other initial equity investors, taking into account both capital contributions and distributions since the date of the investors’ original investment. In addition, the purchase price for the Equity Interest was increased at the rate of seven percent (7%) per year, pro-rated on a per diem basis, from January 1, 2007, through the date of the closing of the purchase of the Equity Interest. The option expired on December 31, 2009, subject to earlier termination if not exercised prior to Mr. Patterson’s termination of employment under his employment agreement. The option was not exercised prior to its expiration. The closing on the purchase of the Equity Interest was only to be effective on the earlier of (i) immediately preceding a “change of control” as defined in Mr. Patterson’s employment agreement and (ii) December 31, 2009. The closing would still have occurred and the exercise of the option would be effective if Mr. Patterson’s employment was terminated in connection with or in anticipation of a “change of control” or otherwise after the exercise of the option but prior to the closing on the purchase of the Equity Interest.

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
Option Grants, Exercises and Holdings
Other than as described above, we did not grant any options to purchase our common shares to the Named Executive Officers during 2009 and the Named Executive Officers did not hold any options to purchase our common shares. There were no exercises of options or vesting of stock during 2009. See “ — Employment Agreements” for more information regarding Mr. Patterson’s option. As part of the terms of her employment agreement, Ms. Nancy J. Fendley, our prior Executive Vice President - Leasing, was granted an option to purchase a membership interest in Prime Office equivalent to a 1.0% ownership interest in the Operating Partnership and us. In May 2007, we terminated Ms. Fendley’s employment and her option. Ms. Fendley has disputed such termination and initiated a lawsuit relating to the termination of her option, which the Company believes to be without merit.

Compensation of Trustees
The following table sets forth the compensation earned for the year ended December 31, 2009 with respect to our trustees other than Mr. Patterson (who is also a Named Executive Officer) and whose compensation as a trustee is fully reflected in the Summary Compensation Table and other portions of this Form 10-K. In addition to trustees’ fees, our trustees receive reimbursement of all travel and lodging expenses related to their attendance at both Board and committee meetings. As of December 31, 2009, our trustees did not hold any options to purchase our common shares or hold any of our common shares.

Fees
Earned or
Paid in
Cash ($)
Name	(1)

David Lichtenstein	$—
John M. Sabin	55,500
Peyton Owen, Jr.	31,000
Shawn R. Tominus	45,500
Bruno de Vinck	31,000
George R. Whittemore	50,500

(1)
We pay our trustees who are not our employees or affiliated with us a fee for their services as trustees. Such persons receive annual compensation of $26,000 plus a fee of $1,000 for attendance at each meeting of the Board and $500 for attendance at each committee meeting. Members of the audit committee receive an additional $10,000 per year (which is currently being paid to Messrs. Whittemore, Sabin and Tominus), plus an additional $5,000 per year for the chairman of the audit committee (Mr. Whittemore). In addition, Mr. Sabin received a $10,000 fee for serving on a special committee of the Board.

Compensation Committee Interlocks and Insider Participation
Our Chairman and the Executive Committee of our Board are charged with determining compensation for our President and Chief Executive Officer. Mr. Patterson is a member of our Board and our President and Chief Executive Officer. No executive officer of ours served as a (i) member of the compensation committee of another entity in which one of the executive officers of such entity served on our Board or (ii) director of another entity in which one of the executive officers of such entity served on our Board, during the year ended December 31, 2009.
Compensation Report
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

BOARD OF TRUSTEES
David Lichtenstein
Peyton Owen, Jr.
Jeffrey A. Patterson
John M. Sabin
Shawn R. Tominus
Bruno de Vinck
George R. Whittemore
Our Compensation Policies and Practices as they relate to Our Risk Management
The Company does not believe that its compensation policies and practices for employees generally are reasonably likely to create a material adverse affect relating to risk-taking by its employees. Although the Company’s Series B preferred shares are publicly traded, the Company’s common shares are not publicly traded and its employees’ compensation is not tied to market fluctuations in the price of the preferred or common shares. In addition, the Company does not have outstanding any stock option, restricted or unrestricted stock or other similar awards which may encourage employees to focus excessively on short-term fluctuations in the market price of the Company’s shares. In addition, although no bonuses were paid for calendar year 2009, historically, bonuses and pay raises at the Company have not been based on short-term or other factors which the Company believes may cause an employee to take excessive risks in order to maximize his or her bonus or pay raise for a calendar year or other period of time. There are several employees involved in leasing activities at the Company who receive leasing bonuses based on the signing of leases with third-party tenants, but the terms of these leases are subject to the prior review and approval of the Trust’s Investment Committee, which consists entirely of employees who do not receive leasing compensation based on the approval of such leases.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Security Holders Of The Company
As more fully described in “Item 1—Business—Background and General”, on July 1, 2005, in connection with the Acquisition, all of our common shares outstanding prior to the transaction were acquired by Prime Office whose principal business address is 1985 Cedar Bridge Avenue, Lakewood, New Jersey 08701 and all options to acquire our common shares were cancelled. Prime Office is owned indirectly by David Lichtenstein, the Chairman of our Board.
The following table furnishes information, as of March 20, 2010, as to common units of our Operating Partnership, in each case which are beneficially owned by each trustee, each Named Executive Officer and trustees and executive officers as a group. Unless otherwise indicated in the footnotes to the tables, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power.

Number of Common Units of
Prime Group
Name and Address of	Realty L.P. Beneficially	Percent of All Common Units
Beneficial Owner	Owned(1)	of Prime Group Realty, L.P.

David Lichtenstein (2)	26,724,872	100%
Jeffrey A. Patterson	—	—
James F. Hoffman	—	—
Steven R. Baron	—	—
Paul G. Del Vecchio	—	—
Anita T. Pallardy	—	—
Peyton Owen, Jr.	—	—
John M. Sabin	—	—
Shawn R. Tominus	—	—
Bruno de Vinck	—	—
George R. Whittemore	—	—
Our trustees and executive officers as a group ([11] persons)	26,724,872	100

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

Except for the dispute described herein relating to a terminated option to acquire a 1.0% ownership interest in the Operating Partnership and us previously held by Ms. Fendley, none of our trustees or executive officers own any shares of any other class of our equity securities or equity securities of any of our parent or our subsidiaries.

Equity Compensation Plan Information
As of December 31, 2009, we do not have any equity securities that may be issued upon the exercise of options, warrants and rights under a share incentive plan because our share incentive plan was terminated as a part of the Acquisition on July 1, 2005. The Company has no other compensation plans pursuant to which equity securities may be issued.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Transactions with Related Persons
BHAC Capital IV, L.L.C. On September 18, 2009, with a transaction effective date of July 16, 2009, PGRT ESH assigned its membership interest in BHAC to LSG-ESH LLC (“LSG-ESH”), an affiliate of the Company’s Chairman of the Board and our parent company, Prime Office. In connection with the transaction, PGRT ESH was released from liability for the obligations under the Citicorp Loan. Due to the related party nature of the transfer of the BHAC interest, including the assumption of the obligations under the Citicorp Loan, this transaction was approved unanimously by our independent trustees and we recorded this transaction as an increase to additional paid-in capital and a reduction of mortgage and notes payable of $80.0 million and a reduction in accrued financing fees included in accounts payable and accrued expenses of $2.1 million. During 2009, the affiliates of Prime Office paid $6.1 million on the Citicorp Loan.
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
Director Independence
Since July 1, 2005 our board has included, and our audit committee has consisted of, Messrs. Sabin, Tominus and Whittemore, each of whom is “independent” within the meaning of the NYSE listing standards. Further, since July 1, 2005 and as a result of the Acquisition, only our Series B Shares are listed on a national securities exchange and therefore, pursuant to Section 303A Corporate Governance Rules of the NYSE, we are not required to maintain a compensation committee or a nominating committee with independent members. Since July 1, 2005, the functions of the nominating committee have been performed by our Board as a whole and the compensation committee have been performed by the Executive Committee of our Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit And Non-Audit Fees
Fees billed to the Company for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories were:

	Ernst & Young LLP		Grant Thornton LLP		Total
	2009	2008	2009	2008	2009	2008

Audit Fees	$363,000	$—	$35,310	$412,028	$398,310	$412,028
Audit-Related Fees	37,800	—	44,273	273,934	82,073	273,934
Tax Fees	9,933	108,904	91,602	232,840	101,535	341,744

	$410,733	$108,904	$171,185	$918,802	$581,918	$1,027,706

Neither Ernst & Young LLP our independent registered public accounting firm since July 2009, nor Grant Thornton LLP, our independent registered accounting firm from October 2005 through July 2009, provided any financial information systems design and implementation services during 2009 or 2008. Audit-related services generally include fees for 401(k) plan and individual property audits, due diligence, technical consulting and transaction structuring. Tax services generally relate to a review of tax returns prior to filing, tax consultation and transaction structuring.
The audit committee has adopted policies and procedures for pre-approving all non-audit work performed by our independent registered public accounting firm. Specifically, the audit committee has pre-approved the use of Ernst & Young LLP as of July 2009, and had pre-approved prior to July 2009, Grant Thornton, for detailed, specific types of services within the following categories of non-audit services: certain tax related services (including tax compliance matters, REIT compliance, federal state and local tax audits, private letter rulings, technical tax guidance and corporate acquisition, disposition and partnership tax matters); registration statements and related matters; debt covenant compliance letters; technical accounting guidance; internal control documentation; and SEC comment letters. Further, the audit committee has required management to report to it on an annual basis (or as more frequently as the audit committee may request) the specific engagements of our independent registered public accounting firm pursuant to the pre-approval policies and procedures. All engagements of either Ernst & Young LLP or Grant Thornton LLP related to the audit-related fees and tax fees disclosed in the table above for 2009 and 2008 were eligible to be approved pursuant to our pre-approval policies, though some engagements were specifically approved by the audit committee prior to the commencement of the engagement.

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

10.41
Promissory Note B, dated as of March 18, 2008, from 330 N. Wabash, payable to the order of General Electric Capital Corporation, in the original principal amount of $100.0 million, as filed as exhibit 10.2 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.42
Loan Agreement (Loan B), dated as of March 18, 2008, among 330 N. Wabash, the lenders party thereto and General Electric Capital Corporation, as collateral agent (in such capacity, the “Agent”), as filed as exhibit 10.3 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.43
Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.4 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.44
Leasehold Mortgage, Assignment of Leases, Security Agreement and Fixture Filing, dated as of March 18, 2008, by 330 N. Wabash in favor of the Agent, as filed as exhibit 10.5 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.45
Guaranty of Non-Recourse and Environmental Indemnity Obligations, dated as of March 18, 2008, by Prime Group Realty, L.P. (the “Operating Partnership”) in favor of the Agent, as filed as exhibit 10.6 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

10.46
Completion Guaranty, dated as of March 18, 2008, by the Operating Partnership in favor of the Agent, as filed as exhibit 10.7 to our Current Report on Form 8-K (filed March 24, 2008, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number		Description
10.47	*
Form of Letters regarding Retention Program, dated as of June 12, 2008 as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q/A (filed March 27, 2008, File No. 001-13589) and incorporated herein by reference.

10.48
Amended and Restated Loan Agreement dated as of June 6, 2008 by and between PGRT ESH, Inc. and Citicorp USA, Inc. 2008 as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.49
Amended and Restated Guaranty dated as of June 6, 2008, by David Lichtenstein in favor of Citicorp USA, Inc. 2008 as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.50
Amended and Restated Pledge Agreement dated as of June 6, 2008 by PGRT ESH, Inc. in favor of Citicorp USA, Inc. 2008 as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.51
Amended and Restated Promissory Note dated as of June 6, 2008 by PGRT ESH, Inc. to Citicorp USA, Inc. 2008 as filed as exhibit 10.5 to our Quarterly Report on Form 10-Q/A (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.52	*
Equity Purchase Agreement dated as of December 31, 2007, by and between Jeffrey A. Patterson, and Prime Office Company LLC as filed as exhibit 10.81 to our Annual Report of Form 10-K/A for the year ended December 31, 2007 (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.53
180 N. LaSalle Purchase and Sale Agreement dated as of August 12, 2008 between 180 N. LaSalle II, L.L.C. and Younan Properties, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q (filed March 27, 2009, File No. 001-13589) and incorporated herein by reference.

10.54
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
10.57
Fourth Amendment to Purchase and Sale Agreement dated as of October 15, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC as filed as exhibit 10.63 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.58
First Amendment to Loan Agreement dated as of October 31, 2008 between PGRT ESH, Inc., Lightstone Holdings, LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.64 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.59
First Amendment to Amended and Restated Guaranty dated as of October 31, 2008 between David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.65 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.60
Fifth Amendment to Purchase and Sale Agreement dated as of November 20, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC. as filed as exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.61
Sixth Amendment to Purchase and Sale Agreement dated as of December 9, 2008 between 180 N. LaSalle II, L.L.C and YPI 180 N. LaSalle Owner, LLC. as filed as exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.62
Second Amendment to Loan Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.68 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.63	*
Amendment to the Amended and Restated Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and Jeffrey A. Patterson as filed as exhibit 10.69 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.64	*
First Amendment to Employment Agreement dated as of December 31, 2008 by and between Prime Group Realty Trust, Prime Group Realty, L.P. and James F. Hoffman as filed as exhibit 10.70 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.65	*
Equity Purchase Agreement dated as of December 31, 2008, by and between Jeffrey A. Patterson, and Prime Office Company LLC as filed as exhibit 10.71 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

Exhibit
Number	Description
10.66
Letter Agreement dated December 31, 2008 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2008 (filed March 31, 2009, File No. 001-13589) and incorporated herein by reference.

10.67
Forbearance Extension dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q (filed May 15, 2009, File No. 001-13589) and incorporated herein by reference.

10.68
Third Amendment to Loan Agreement dated as of January 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q (filed May 15, 2009, File No. 001-13589) and incorporated herein by reference.

10.69
Forbearance Extension dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.3 to our Quarterly Report on Form 10-Q (filed May 15, 2009, File No. 001-13589) and incorporated herein by reference.

10.70
Waiver and Fourth Amendment to Loan Agreement dated as of March 2, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.4 to our Quarterly Report on Form 10-Q (filed May 15, 2009, File No. 001-13589) and incorporated herein by reference.

10.71
Letter dated as of July 20, 2009 from Grant Thornton to the U.S. Securities and Exchange Commission as filed as Exhibit 16.1 to our Current Report on Form 8-K (filed July 20, 2009, File No. 001-13589) and incorporated herein by reference.

10.72
Forbearance Extension dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q (filed August 14, 2009, File No. 001-13589) and incorporated herein by reference.

10.73
Fifth Amendment to Loan Agreement dated as of April 30, 2009 among PGRT ESH, Inc., Lightstone Holdings LLC, David Lichtenstein and Citicorp USA, Inc. as filed as exhibit 10.2 to our Quarterly Report on Form 10-Q (filed August 14, 2009, File No. 001-13589) and incorporated herein by reference.

10.74
Assignment and Assumption effective as of July 16, 2009, by PGRT ESH, Inc. and LSG-ESH LLC. as filed as exhibit 10.1 to our Quarterly Report on Form 10-Q (filed November 12, 2009, File No. 001-13589) and incorporated herein by reference.

21.1	Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President —Capital Markets of Registrant.

Exhibit
Number	Description
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2010.

PRIME GROUP REALTY TRUST

By:	/s/ Jeffrey A. Patterson

	Name:	Jeffrey A. Patterson
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey A. Patterson Jeffrey A. Patterson	President, Chief Executive Officer and Trustee (Principal Executive Officer)	April 9, 2010

/s/ Paul G. Del Vecchio Paul G. Del Vecchio	Executive Vice President —Capital Markets (Principal Financial Officer)	April 9, 2010

/s/ Jeremy Zednick Jeremy Zednick	Vice President -Corporate Accounting (Principal Accounting Officer)	April 9, 2010

/s/ Bruno de Vinck Bruno de Vinck	Trustee	April 9, 2010

/s/ David Lichtenstein David Lichtenstein	Chairman of the Board of Trustees	April 9, 2010

/s/ Peyton (Chip) Owen, Jr. Peyton (Chip) Owen, Jr.	Trustee	April 9, 2010

/s/ John M. Sabin John M. Sabin	Trustee	April 9, 2010

/s/ Shawn R. Tominus Shawn R. Tominus	Trustee	April 9, 2010

/s/ George R. Whittemore George R. Whittemore	Trustee	April 9, 2010

PRIME GROUP REALTY TRUST
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F–2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F–4

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F–5

Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007	F–6

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F–7

Notes to Consolidated Financial Statements	F–9

Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2009	F–36
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Trustees
Prime Group Realty Trust
We have audited the accompanying consolidated balance sheet of Prime Group Realty Trust (the Company) as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the 2009 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Group Realty Trust at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified primarily in FASB ASC Topic 810, Consolidation), effective January 1, 2009 and applied retroactively.
/s/ Ernst & Young LLP
Chicago, Illinois
9 April 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees
Prime Group Realty Trust
We have audited the accompanying consolidated balance sheet of Prime Group Realty Trust and Subsidiaries (collectively, the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of BHAC Capital IV LLC (“BHAC”), a joint venture, the investment in which, as discussed in note 12 to the financial statements, is accounted for by the equity method of accounting. The investment in BHAC was $-0- as of December 31, 2008, and the equity in its net loss was $(60,352,000) and $(47,848,000) for the years ended December 31, 2008 and 2007, respectively. The financial statements of BHAC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for BHAC, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Group Realty Trust and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for noncontrolling interests due to the adoption of the guidance on noncontrolling interests in consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation,” effective January 1, 2009 and applied retrospectively.
As discussed in Note 10 to the accompanying consolidated financial statements, the primary assets and liabilities of properties sold or classified as held for disposition through December 31, 2009 have been reclassified within the consolidated balance sheet as of December 31, 2008, and the related operating results for discontinued operations have been reclassified within the consolidated statement of operations for the two years in the period ended December 31, 2008.
/s/ Grant Thornton LLP
Chicago, Illinois
March 31, 2009 (except for
           Notes 2 and 10, as to which the
           date is April 9, 2010)

PRIME GROUP REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Real estate:
Land	$75,236	$81,865
Building and improvements	255,559	334,280
Tenant improvements	47,891	57,799
Furniture, fixtures and equipment	875	1,159

	379,561	475,103
Accumulated depreciation	(69,747)	(61,651)

	309,814	413,452
In-place lease value, net	5,580	10,445
Above-market lease value, net	6,905	11,901

	322,299	435,798

Cash and cash equivalents	11,876	15,419
Investments in unconsolidated joint ventures	53	6
Receivables, net of allowance for doubtful accounts of $1,566 and $846 at December 31, 2009 and 2008, respectively:
Tenant	241	1,388
Deferred rent	13,814	13,072
Other	488	1,043
Restricted cash escrows	29,825	37,254
Deferred costs, net	13,755	16,859
Other	833	819

Total assets	$393,184	$521,658

Liabilities and Equity

Mortgage and notes payable	$341,750	$447,871
Accrued interest payable	1,806	2,945
Accrued real estate taxes	17,130	18,244
Accrued tenant improvement allowances	744	6,884
Accrued environmental remediation liabilities	9,676	7,839
Accounts payable and accrued expenses	5,562	9,409
Liabilities for leases assumed	2,709	3,279
Below-market lease value, net	3,574	5,450
Other	6,503	13,769

Total liabilities	389,454	515,690

Commitments and contingencies

Shareholders’ equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B — Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid-in capital	243,688	155,396
Retained deficit	(157,891)	(149,470)

Total equity — Prime Group Realty Trust	85,839	5,968
Noncontrolling interest	(82,109)	—

Total equity	3,730	5,968

Total liabilities and equity	$393,184	$521,658

See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenue:
Rental	$41,793	$44,176	$46,523
Tenant reimbursements	30,588	31,304	30,307
Other property revenues	4,553	6,100	6,685
Services Company revenue	981	1,163	3,359

Total revenue	77,915	82,743	86,874

Expenses:
Property operations	26,020	27,116	27,534
Real estate taxes	15,504	15,866	17,691
Depreciation and amortization	27,619	23,898	30,203
General and administrative	6,211	6,873	6,210
Services Company operations	1,063	1,484	2,835
Provision for asset impairment	63,013	—	—
Loss on tax indemnification	1,799	—	—

Total expenses	141,229	75,237	84,473

Operating (loss) income	(63,314)	7,506	2,401
Interest and other income	4,948	1,394	2,928
Income (loss) from investments in unconsolidated joint ventures	84	(60,343)	(49,687)
Provision for asset impairment from unconsolidated joint ventures	—	(5,633)	—
Interest:
Expense	(25,790)	(32,098)	(35,425)
Amortization of deferred financing costs	(4,244)	(2,244)	(910)
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	14,222	—
Distributions and losses to noncontrolling interest in excess of basis	—	(20,293)	(14,222)
Gain on sales of real estate and joint venture interests	—	39,194	—

Loss from continuing operations	(88,316)	(58,295)	(94,915)
Discontinued operations	36	(3,272)	995

Net loss	(88,280)	(61,567)	(93,920)
Net (income) loss attributable to noncontrolling interest	79,879	(11,769)	34,902

Net loss attributable to Prime Group Realty Trust	(8,401)	(73,336)	(59,018)
Net income allocated to preferred shareholders, net of noncontrolling interest of $8,920 in 2009	(80)	(9,000)	(9,000)

Net loss available to common shareholders	$(8,481)	$(82,336)	$(68,018)

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(35.86)	$(348.05)	$(287.66)
Discontinued operations	—	(0.12)	0.04

Net loss attributable to common shareholders per common share — basic and diluted	$(35.86)	$(348.17)	$(287.62)

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(dollars in thousands, except for share/unit and per share amounts)

				(Distributions
	Series B		Additional	in Excess of)	Non-
	Preferred	Common	Paid-In	Retained	controlling
	Shares	Shares	Capital	Deficit	Interest	Total

Balance at January 1, 2007	$40	$2	$105,539	$(1,206)	$20,770	$125,145
Net loss	—	—	—	(59,018)	(34,902)	(93,920)
Series B — preferred share dividends declared ($2.25 per share)	—	—	—	(9,000)	—	(9,000)
Distributions and losses to noncontrolling interest in excess of basis	—	—	—	—	14,222	14,222
Other comprehensive loss — interest rate protection agreements	—	—	—	—	(90)	(90)

Balance at December 31, 2007	40	2	105,539	(69,224)	—	36,357
Net (loss) income	—	—	—	(73,336)	11,769	(61,567)
Series B — preferred share dividends declared ($1.6875 per share)	—	—	—	(6,750)	—	(6,750)
Common share dividends declared ($0.67353 per common share/unit)	—	—	—	(160)	(17,840)	(18,000)
Contributions from parent company	—	—	49,857	—	—	49,857
Recovery of distributions and losses to controlling interest in excess of basis	—	—	—	—	(14,222)	(14,222)
Distributions and losses to noncontrolling interest in excess of basis	—	—	—	—	20,293	20,293

Balance at December 31, 2008	40	2	155,396	(149,470)	—	5,968
Stock option expense (1)	—	—	106	—	—	106
Net loss	—	—	—	(8,401)	(79,879)	(88,280)
Series B — preferred share dividends declared ($0.5625 per share)	—	—	—	(20)	(2,230)	(2,250)
Contributions from parent company	—	—	88,186	—	—	88,186

Balance at December 31, 2009	$40	$2	$243,688	$(157,891)	$(82,109)	$3,730

(1)	Grant of options to Prime Group Realty L.P. employee to acquire a 3.5% ownership interest in Prime Office Company LLC which have expired unexercised and are no longer outstanding.
See accompanying notes.

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(88,280)	$(61,567)	$(93,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of mortgage notes payable	(747)	(1,106)	(1,326)
Amortization of above/below-market lease value (included in rental revenue)	3,386	2,592	2,222
Amortization of in-place lease value	4,865	4,505	9,919
Provision for doubtful accounts	772	204	996
Gain on sales of real estate and unconsolidated joint venture interests	—	(39,700)	(2,220)
Gain on earnest deposit from cancellation of sale of real estate	(5,339)	—	—
Depreciation and amortization	27,491	22,726	23,704
Provision for asset impairment	69,873	1,600	—
Provision for asset impairment from unconsolidated joint ventures	—	5,633	—
Gain on extinguishment of debt	(8,323)	—	—
Net equity in (income) loss from investments in unconsolidated joint ventures	(84)	60,343	49,687
Recovery of distributions and losses to noncontrolling interest in excess of basis	—	(14,222)	—
Distributions and losses to noncontrolling interest in excess of basis	—	20,293	14,222
Net changes in operating assets and liabilities:
Accounts receivable	(108)	(4,155)	(3,090)
Other assets	873	(180)	684
Accrued interest payable	1,628	839	(67)
Accrued real estate taxes	(925)	(601)	(1,056)
Accounts payable and accrued expenses	(668)	(654)	470
Other liabilities	(545)	5,213	909
Distribution as a return on investment from unconsolidated joint venture	37	—	6,167

Net cash provided by operating activities	3,906	1,763	7,301

Investing activities
Capital expenditures for real estate and equipment	(11,092)	(23,976)	(17,410)
Proceeds from sales of real estate and unconsolidated joint venture interests	—	101,099	4,685
Investments in unconsolidated joint ventures	—	—	(120,000)
Change in restricted cash escrows	4,247	4,442	2,295
Leasing costs (includes lease assumption costs and leasing commissions)	(1,163)	(2,224)	(5,437)

Net cash (used in) provided by investing activities	(8,008)	79,341	(135,867)

Financing activities
Financing costs	—	(7,502)	(644)
Proceeds from mortgages and notes payable	—	149,600	120,000
Repayment of mortgages and notes payable	(3,277)	(231,274)	(1,758)
Dividends paid to Series B-preferred shareholders	(2,250)	(9,000)	(11,250)
Dividends paid to common shareholder	—	(160)	—
Contributions from parent company	6,086	12,598	—
Distributions paid to common unit holder	—	(17,840)	—

Net cash provided by (used in) financing activities	559	(103,578)	106,348

Net decrease in cash and cash equivalents	(3,543)	(22,474)	(22,218)
Cash and cash equivalents at beginning of year	15,419	37,893	60,111

Cash and cash equivalents at end of year	$11,876	$15,419	$37,893

Supplemental information:
Interest paid	$26,057	$33,600	$38,600
Income taxes paid	—	27	200

PRIME GROUP REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
Supplemental cash flow information for net assets sold:

	Year ended December 31,
	2009	2008	2007

Real estate, net	$—	$33,400	$5,513
Investments in unconsolidated joint ventures	—	21,759	—
Mortgage notes payable assumed by buyer	—	—	(2,701)
Deferred costs, net	—	5	48
Accrued real estate taxes	—	(1,136)	(369)
Other assets and (liabilities), net	—	7,371	(26)

Net assets sold	—	61,399	2,465
Proceeds from sale of real estate	—	101,099	4,685

Gain on sales of real estate and unconsolidated joint venture interests	$—	$39,700	$2,220

Supplemental schedule of non-cash activities:

	Year ended December 31,
	2009	2008	2007

Tenant improvement allowances	$372	$2,031	$1,488
Environmental remediation costs	$2,144	$6,481	$2,696

Assignment of interest in unconsolidated joint venture:
Increase in additional paid-in capital	$82,100	$—	$—
Decrease in mortgage and notes payable	$(80,000)	$—	$—
Decrease in accounts payable and accrued interest	$(2,100)	$—	$—

Conveyance of real estate in exchange for release from mortgage and notes payable:
Decrease in mortgage and notes payable	$21,251	$—	$—
Decrease in real estate, net	(14,492)	—	—
Decrease in restricted cash escrows	(1,685)	—	—
Decrease in accrued interest payable	2,767	—	—
Other, net	482	—	—

Gain on early extinguishment of debt	$8,323	$—	$—

See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
1. Business
Formation and Organization of the Company
We are a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) which owns, manages, leases, develops and redevelops office and industrial real estate, primarily in the Chicago metropolitan area. Our portfolio of properties consists of 8 office properties, containing an aggregate of 3.3 million net rentable square feet. As of December 31, 2009, we had a joint venture interest in one office property located in Phoenix, Arizona containing an aggregate of 0.1 million net rentable square feet. We lease and manage 3.3 million square feet comprising all of our wholly-owned properties. We are also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone, although we are currently scheduled to cease performing these services effective April 4, 2010.
Our joint venture interest is accounted for as an investment in unconsolidated joint venture under the equity method of accounting which consists of a 23.1% common interest in a joint venture which owns a 101,006 square foot office building located in Phoenix, Arizona.
We were organized in Maryland on July 21, 1997 as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), for federal income tax purposes. On November 17, 1997, we completed our initial public offering and contributed the net proceeds to Prime Group Realty, L.P. (our “Operating Partnership”) in exchange for common and preferred partnership interests.
Prior to our acquisition (the “Acquisition”) by an affiliate of The Lightstone Group, LLC (“Lightstone”), we were the sole general partner of the Operating Partnership and owned all of the preferred units and 88.5% of the common units of the Operating Partnership then issued. Each preferred unit and common unit entitled the owners thereof to receive distributions from our Operating Partnership. Dividends declared or paid to holders of common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
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

1. Business (continued)
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
As of December 31, 2009, we have one primary reportable segment consisting principally of our ongoing ownership and operation of eight office properties, and a joint venture interest in one office property located in Phoenix, Arizona (which is leased through operating leases to unrelated third parties).
2. Summary of Significant Accounting Policies
Real Estate
Real estate assets, including acquired assets, are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which are as follows:

Buildings	40 years weighted average life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.
Impairment of Long-Lived Assets
We periodically evaluate our long-lived assets, including our investments in real estate and unconsolidated joint ventures, for indicators of permanent impairment in accordance with U.S. GAAP. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets during the expected hold period are less than the carrying amounts of those assets.

2. Summary of Significant Accounting Policies (continued)
Impairment losses are measured as the difference between carrying value and fair value of assets. For assets held for sale, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.
The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on our plans for our respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in the recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. During 2009, the Company recorded asset impairments totaling $69.9 million on six of its properties (see Note 3 — Asset Impairments).
Sales of Real Estate
In accordance with U.S. GAAP, we recognize gains on sale of real estate using the full accrual method upon sale, provided the sales price is reasonably assured, the risks and rewards of ownership are transferred to the buyer, and we are not obligated to perform significant activities after the sale. However, when we agree to assume responsibility for re-leasing sold properties for a period beyond the date of sale and where we use estimates to support our intent to mitigate our net liability, we defer recognition of the gain on sale of real estate until such time as we can more reasonably determine our actual liability with executed subleases (see Note 15 — Property Dispositions).
Net income and gain (loss) on sales of real estate for properties sold or properties held for sale are reflected in our Consolidated Balance Sheets and Statements of Operations as “discontinued operations” for all years presented.
2009
180 North LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Purchaser”) whereby Purchaser became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company, 180 N. LaSalle II, L.L.C. (“180 LLC”) that owns the Property.
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

2. Summary of Significant Accounting Policies (continued)
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
Property Held for Sale
We evaluate held for sale classification of our owned real estate on a quarterly basis. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.
There were no properties considered as held for sale at December 31, 2009 or 2008. At December 31, 2008, our 180 North LaSalle Street property was considered held for sale and was subsequently placed back into operations in 2009 when a previously executed purchase and sale agreement was terminated.
Intangible Assets
The above-market lease values and below-market lease values are amortized as an adjustment to rental income over the remaining lease term while in-place lease values are amortized to expense over the remaining lease term.
Intangible assets consist of the following:

	December 31, 2009
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount – Net
	(dollars in thousands)
In-place lease value	$19,852	$(14,272)	$5,580
Above-market lease value	26,756	(19,851)	6,905
Below-market lease value	(8,591)	5,017	(3,574)

	$38,017	$(29,106)	$8,911

Intangible assets consist of the following:

	December 31, 2008
	Carrying	Accumulated	Carrying
Intangible Asset Category	Amount–Gross	Amortization	Amount – Net
	(dollars in thousands)
In-place lease value	$33,573	$(23,128)	$10,445
Above-market lease value	30,136	(18,235)	11,901
Below-market lease value	(13,540)	8,090	(5,450)

	$50,169	$(33,273)	$16,896

2. Summary of Significant Accounting Policies (continued)
Estimated amortization for each of the next five years are as follows:

	In–Place	Above–market	Below–market
Year ending December 31,	Lease Value	Lease Value	Lease Value
	(dollars in thousands)
2010	$1,989	$2,235	$(1,009)
2011	1,209	1,124	(783)
2012	825	1,084	(416)
2013	666	997	(300)
2014	553	927	(284)
Thereafter	338	538	(782)

	$5,580	$6,905	$(3,574)

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
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects our estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. Our policy is to record a periodic provision for doubtful accounts based on the age of the receivable. We also periodically review specific tenant balances and determine whether an additional allowance is necessary. In recording such a provision, we consider a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the tenant. The allowance for doubtful accounts is reviewed periodically based upon our historical experience. As a result, we recorded a provision of $0.8 million, $0.2 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

2. Summary of Significant Accounting Policies (continued)
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
Noncontrolling Interest in Consolidated Real Estate Partnerships
Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as noncontrolling interest in consolidated real estate partnerships. Noncontrolling interest in real estate partnerships represents the noncontrolling interests’ share of the underlying net assets of the Company’s consolidated real estate partnerships.
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

2. Summary of Significant Accounting Policies (continued)
Included in the year ended December 31, 2008 consolidated statements of operations prior to the new accounting guidance being effective was $14.2 million in recovery of distributions and losses to noncontrolling interest in excess of basis, which was related to the recovery of losses previously recognized in 2007. Additionally, the $20.3 million and $14.2 million, for the years ended December 31, 2008 and 2007, respectively, in distributions and losses to noncontrolling interest in excess of basis represents 2008 and 2007 losses, respectively resulting in a deficit position in the noncontrolling interest balance. At that time, losses in excess of the noncontrolling interest basis were charged to operations as a result of the noncontrolling interest holder having no contractual obligation to return such amounts, to fund operations or to restore any capital deficits.
The following pro forma condensed statements of operation are presented as if the new accounting guidance was not effective during the current period (dollar in thousands, except per share amounts):

Pro forma
Year
ended
December 31,
2009

Net income (loss) attributable to Prime Group Realty Trust	$(88,280)
Net income allocated to preferred shareholders	(9,000)

Net loss attributable to common shareholders	$(97,280)

Pro forma earnings attributable to common shareholders per common share — basic and diluted:
Net loss attributable per common share — basic and diluted	$(411.36)

Earnings Per Share
Basic and diluted earnings per share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.
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
We account for income taxes payable by Prime Group Realty Services, Inc., a Maryland corporation and a wholly-owned subsidiary of the Operating Partnership and its affiliates (collectively, the “Services Company”), a taxable REIT subsidiary, in accordance with U.S. GAAP. It requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. It also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax asset. We have used tax planning strategies to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits.

2. Summary of Significant Accounting Policies (continued)
The Services Company recorded a tax benefit of $54,800 and $200,000 for the year ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the Services Company had a deferred tax asset of $65,000 and $197,000, respectively. There were no valuation allowances at December 31, 2009 and 2008. The Services Company paid $0 and $27,000 in income taxes for the year ended December 31, 2009 and 2008, respectively.
Fair Value Measurements
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
During 2009, we recorded asset impairment charges totaling $69.9 million ($6.9 million included in discontinued operations) on six properties to reduce the net book value of the property to its estimated fair value. We utilized a discounted cash flow technique based on Level 3 assumptions including occupancy, discount rates and capitalization rates in estimating the fair value (see Note 3 — Asset Impairment).
The mortgage and notes payable carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon index rates, market spreads and incremental borrowing rates for similar types of borrowing arrangements. Similar debt instruments are traded in active markets so we classify our mortgage and notes payable to be classified within Level 2 of the valuation hierarchy. The estimated current fair value of our mortgage and notes payable is estimated at $258.7 million and $428.5 million as of December 31, 2009 and 2008, respectively. Our recorded carrying value is $341.8 million and $447.9 million as of December 31, 2009 and 2008, respectively.
Recent Issued Accounting Pronouncements
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

2. Summary of Significant Accounting Policies (continued)
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

3. Asset Impairments
We recorded the following non-cash provisions for asset impairments:

	Year ended December 31,
	2009	2008	2007

Properties (1)	$69,873	$1,600	$—
Investment in unconsolidated joint ventures (2)	—	5,633	—

	$69,873	$7,233	$—

(1)
The Company evaluated its operating properties for indicators of permanent impairment and deemed it necessary to write-down six properties totaling $69.9 million (including $6.9 million in discontinued operations) in 2009 and one property for $1.6 million in 2008 which is included in discontinued operations. The impairment indicators were based on operational performance, current and expected cash flows, and market conditions.

In the fourth quarter of 2009, our Continental Towers property was considered impaired based on the property generating negative cash flows, a decline in occupancy and forecasted future losses. The Company recorded an asset impairment of $59.9 million which represents the difference between the carrying value and estimated fair value of this property. The carrying value of this property is approximately $65.3 million, which is less than the debt balance of $115.0 million at December 31, 2009. The Company is currently in discussions with the Lender on a potential deed in lieu of foreclosure transaction with the lender (see Note 17 - Subsequent Events). If this transaction materializes, the difference between the loan balance and carrying value of the property would be recognized as a gain on extinguishment of debt in the period the transaction closes.

The other properties that were impaired during the fourth quarter of 2009 consisted of Brush Hill Office Court ($1.8 million), 7100 Madison Avenue ($0.5 million), Enterprise Center II ($0.1 million) and Atrium Building ($0.7 million).

The Company may in the future have to take additional impairment charges on these and/or other properties to the extent market conditions continue to deteriorate or for other specific reasons applicable to a particular property.

(2)
During 2008, we recorded an asset impairment of $5.6 million related to the write-down of the remaining balance of our investment in the membership interest in BHAC as the investment was deemed to be other than temporary due to past and expected future inability to sustain earnings at a level which would justify the carrying value.

4. Deferred Costs
Deferred costs consist of the following:

	December 31,
	2009	2008
	(dollars in thousands)

Financing costs	$6,321	$10,264
Leasing costs	13,124	13,396

	19,445	23,660
Less: Accumulated amortization	(5,690)	(6,801)

	$13,755	$16,859

5. Mortgage Notes Payable
Mortgage Notes Payable consisted of the following:

	December 31,
	2009	2008
	(dollars in thousands)
Mortgage Notes Payable (1), (2):
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at fixed rates ranging from 5.43% to 8.76% per annum, with principal and interest payable monthly through December 1, 2016. The weighted average rates at December 31, 2009 and 2008 were 6.26% and 6.71%, respectively (See Note 17 - Subsequent Events)	$330,775	$354,979
Mortgage notes payable to various financial institutions, collateralized by various properties, interest at variable rates based on an index rate of 2.50% at December 31, 2009 plus 200 basis points with interest payable monthly through June 4, 2013. The weighted average rates at December 31, 2009 and 2008 were 4.50% and 10.47%, respectively	10,975	92,892

Total mortgage notes payable	$341,750	$447,871

(1)
The mortgage notes payable are subject to various operating and financial covenants. In addition, we are required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain tenant releasing costs and capital expenditures. These are included in restricted cash escrows.

(2)	Our mortgage notes payable are secured by our real estate assets.
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

5. Mortgage Notes Payable (continued)
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
Total interest paid on mortgage notes payable was $26.1 million and $33.6 million for the year ended December 31, 2009 and 2008, respectively. No capitalization of interest occurred in the year ended December 31, 2009 and 2008. In addition, Prime Office, through a capital contribution to the Company, repaid $1.5 million and $38.5 million of principal on the PGRT ESH loan for the year ended December 31, 2009 and 2008, respectively. Prime Office also paid $4.6 million and $11.3 million in interest and other fees on the PGRT ESH loan for the year ended December 31, 2009 and 2008, respectively.
Amortization of Principal. We made payments totaling $1.8 million and $1.8 million for amortization of principal for loans on various properties, in 2009 and 2008, respectively.

5. Mortgage Notes Payable (continued)
The following represents our future minimum principal payments (excluding extension options) on our mortgage notes payable outstanding at December 31, 2009:

Year Ending December 31,	Amount
(dollars in thousands)

2010 (1)	$127,725
2011	153,806
2012	417
2013	59,725

$341,673

(1)
On March 5, 2010, the Lender accelerated the maturity date to be immediately payable on the $115.0 million loan on Continental Towers due to the loan being in default (see Note 17 — Subsequent Events).

The total carrying value of our mortgage notes payable, as adjusted in conjunction with the application of purchase accounting related to the Acquisition, is $341.8 million. Also, as a result of the Acquisition, we are amortizing the fair value adjustment for our debt over the remaining life of the debt, which is recorded in the accretion of mortgage note payable. For the year ended December 31, 2009, amortization totaled $1.6 million. The actual amount owed to lenders for mortgage notes payable at December 31, 2009 is $341.7 million.
6. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, as well as minimum net worth levels and numerous other financial and non-financial covenants (such as, timely issuance of financial statements to lenders). As of December 31, 2009, we are in compliance with the requirements of these financial and non-financial covenants.

7. Leases
We have entered into lease agreements with tenants with lease expirations ranging from month-to-month through April 2023. The leases generally provide for tenants to share in operating expenses and real estate taxes, although some leases only provide for sharing amounts in excess of specified base amounts. Approximately 34.2%, 33.0%, and 28.5% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively, was received from five tenants. The largest tenant, Jenner & Block, represented approximately 16.3% of our total revenues in 2009. This tenant’s lease will expire in April 2010 and the tenant did not renew the lease and has vacated their space.
The total future minimum rentals to be received by us under noncancelable operating leases in effect at December 31, 2009, exclusive of tenant reimbursements and contingent rentals, are as follows:

Year Ending December 31,	Amount
(dollars in thousands)
2010	$34,890
2011	27,358
2012	23,016
2013	21,103
2014	18,615
Thereafter	48,686

$173,668

As a part of lease agreements entered into with certain tenants, we assumed those tenants’ leases at their previous locations and subsequently executed subleases for certain of the assumed lease space. See Note 14 — Commitments and Contingencies — Lease Liabilities for a description of these obligations.
Future minimum rental payments (exclusive of tenant reimbursements) to be paid by us under leases assumed, net of subleases executed through December 31, 2009, are as follows:

	Gross	Executed	Net
Year Ending December 31,	Amount	Subleases	Amount
	(dollars in thousands)
2010	$6,179	$5,204	$975
2011	5,076	4,378	698
2012	3,439	2,929	510

	$14,694	$12,511	$2,183

8. Noncontrolling Interests
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
As of December 31, 2009, a subsidiary of Lightstone owned 100.0% of our common shares, (236,483, common shares) and 99.1%, of the outstanding common units in the Operating Partnership (26,488,389 common units).

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
On January 7, 2009, our Board declared and set apart for payment a quarterly dividend on our Series B Shares of $0.5625 per share for the fourth quarter of 2008 dividend period. The quarterly dividend had a record date of January 19, 2009. These dividends were paid on January 30, 2009. This dividend has been determined to be a return of capital. Under our declaration of trust, these dividends are deemed to be the quarterly dividends related to the fourth quarter of 2008. Our Board did not declare any quarterly dividends for any of the quarters of 2009.
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
The total arrearage in payment of dividends on the Series B Shares is four quarters in 2009 and the first quarter of 2010 for a total of $11.25 million. The holders of Series B Shares have the right to elect two additional members to our Board if six consecutive quarterly dividends on our Series B Shares are not made. The term of any trustee elected by the holders of Series B Shares will expire whenever the total dividend arrearage in our Series B Shares has been paid and current dividends declared and set apart for payment. Any future dividends in respect to our common shares may not be paid unless all accrued but unpaid preferred share dividends have been or are concurrently satisfied.
10. Discontinued Operations
U.S. GAAP requires, among other things, that the primary assets and liabilities and the results of operations of properties which have been sold or held for disposition, be classified as discontinued operations and segregated in the consolidated statements of operations and balance sheets. Properties classified as real estate held for disposition generally represent properties that are sold or under an executed sales contract with no contingencies and the prospective buyer has funds at risk to ensure performance.
In accordance with U.S. GAAP, we have updated our historical financial statements for the years ended December 31, 2008 and 2007, to present the primary assets and liabilities and the net operating results of those properties sold or classified as held for disposition through December 31, 2009 as discontinued operations for all periods presented. The update does not have an impact on net income available to common shareholders. Discontinued operations only result in the reclassification of the operating results of all properties sold, disposed, or classified as held for disposition through December 31, 2009, within the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, and the reclassification of the assets and liabilities within the consolidated balance sheets for 2009 and 2008.

10. Discontinued Operations (continued)
Below is a summary of the results of operations for our 800-810 Jorie Boulevard property (conveyed to the lender in exchange for a release of the related loan in July 2009), our 1051 North Kirk Road property (sold in 2008), our Narco River Business Center property (sold in 2007) and the residual effects related to properties sold in prior years.

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Revenue	$929	$2,224	$6,277
Operating expenses	1,130	2,806	5,743
Provision for asset impairment	(6,860)	(1,600)	—

Operating loss	(7,061)	(2,182)	534
Interest expense, net	(1,226)	(1,596)	(1,759)
Gain on extinguishment of debt	8,323	—	—
Gain on sale of real estate	—	506	2,220

Net gain (loss) from discontinued operations	$36	$(3,272)	$995

11. Earnings Per Share
The following table sets forth the computation of our basic and diluted net income (loss) available per weighted-average common share of beneficial interest (dollars in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Numerator:
Loss from continuing operations attributable to Prime Group Realty Trust	$(8,401)	$(82,227)	$(67,947)
Net income allocated to preferred shareholders net of noncontrolling interest	(80)	(80)	(80)

Loss from continuing operations attributable to common shareholders	(8,481)	(82,307)	(68,027)
Discontinued operations attributable to common shareholders	—	(29)	9

Net loss attributable to common shareholders	$(8,481)	$(82,336)	$(68,018)

Denominator — basic and diluted
Common shares	236,483	236,483	236,483

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(35.86)	$(348.05)	$(287.66)
Discontinued operations	—	(0.12)	0.04

Net loss attributable to common shareholders per common share — basic and diluted	$(35.86)	$(348.17)	$(287.62)

12. Investments in Unconsolidated Joint Ventures
We have an investment in one unconsolidated joint venture which we account for under the equity method of accounting. Additionally, we had an investment in BHAC which was sold during 2009. The following is a summary of the investments and the amounts reflected in our consolidated financial statements related to this investment.
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at December 31, 2009 and 2008 was an equity investment of $53.4 thousand and $6.0 thousand (included in Investments in unconsolidated joint ventures), respectively. Our share of the venture’s operations was income of approximately $84.0 thousand, $9.0 thousand, and a loss of $67.0 thousand for the years ended December 31, 2009, 2008 and 2007, respectively (included in Income (loss) from investments in unconsolidated joint ventures). We received cash distributions of approximately $37.0 thousand during the year ended December 31, 2009. No distributions were received in 2008 or 2007.
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
Our interest in BHAC at December 31, 2008 was valued at zero (included in Investments in unconsolidated joint ventures). Our share of BHAC’s operations, assuming a hypothetical liquidation, was zero for the year ended December 31, 2009, and a non-cash loss of $60.3 million for the year ended December 31, 2008. Prior to the sale of BHAC, we had discontinued applying the equity method of accounting and did not record additional losses as we had no obligation or guarantee to fund such losses.
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

December 31,
2008
(dollars in
thousands)
Real estate, at cost (net):	$5,406,059
Other assets	1,024,647

Total assets	$6,430,706

Mortgage notes and other loans payable	$7,411,073
Other liabilities	100,600
Total members’ capital	(1,080,967)

Total liabilities and members’ capital	$6,430,706

		For the period
		June 29, 2007
		through
	December 31,	December 31,
	2008	2007
	(dollars in thousands)
Total revenue	$860,482	$515,364
Total expenses	(2,236,266)	(705,338)

Net loss	$(1,375,784)	$(189,974)

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
13. Related Party Transactions
On February 1, 2007, our Board approved of us, through one or more of our subsidiaries, entering into an asset and development agreement with an affiliate of Lightstone, which provides that one of our subsidiaries will perform certain asset management, development management and accounting services for an office and retail building located at 1407 Broadway Avenue in New York City, New York. The agreement is terminable by either party upon thirty-days notice and provides for us to receive a base asset management fee and a development fee of 2.5% of any development costs, plus the reimbursement of out-of-pocket costs such as travel expenses. Total fees received for providing such services were approximately $0.6 million for the years ended December 31, 2009, 2008 and 2007. This agreement has been terminated by the relevant Lightstone affiliate effective April 4, 2010.
See the discussion under Note 12 — Investments in Unconsolidated Joint Ventures of our purchase and assignment of a membership interest in the unconsolidated entity that owns ESH.

14. Commitments and Contingencies
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
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. Prime/Mansur has appealed the decision and we intend to vigorously defend the judge’s decision. We believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
During 2006, the IRS began an examination of the income tax returns for our Operating Partnership for the years ended 2003 and 2004 and 180 N. LaSalle, L.L.C. for the year ended 2004. The IRS concluded its 2003 examination and we have been notified that no adjustments were proposed for the Operating Partnership for that tax year. As a result of its examination of the income tax return for 180 N. LaSalle, L.L.C. for the year ended 2004, the IRS has issued a Notice of Proposed Adjustment. The proposed adjustment would not have a cash or U.S. GAAP effect on us but would decrease the amount of capital loss reported and carried forward on the tax return from the sale of its residual interest it held in a REMIC. We have appealed the adjustment and believe that we have legitimate defenses that the basis in the REMIC, as reported on the tax return, was correct. The IRS examination of the 2004 Operating Partnership income tax return will remain open until the final IRS ruling on the 2004 180 N. LaSalle L.L.C. income tax return has been resolved.
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
In connection with the purchase and sale agreement for the proposed sale of our 180 N. LaSalle Street property that our subsidiary, 180 LLC, entered into in August 2008 and later terminated because of the failure of the Purchaser to timely close, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of the original Purchaser) filed a lawsuit on February 13, 2009 against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division. In the lawsuit, the Purchaser claims that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Purchaser because it was impossible for Purchaser to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed the Purchaser’s lawsuit with prejudice. The Purchaser filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

14. Commitments and Contingencies (continued)
On October 20, 2009, Mr. Dean Konstand filed a shareholder derivative complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against us, Lightstone, Prime Office and the members of our Board in place immediately after the closing of our acquisition by Lightstone, consisting of David Lichtenstein, Jeffrey A. Patterson, John M. Sabin, Michael M. Schurer, Shawn R. Tominus, Bruno De Vinck and George R. Whittemore. In this case, the plaintiff is alleging that the common dividends declared by the Board in July 2005 and February 2006 constituted a breach of the Board’s duty of loyalty and care, and good faith and fair dealing, to the Company and the holders of the Series B Shares, and that this breach was directed by Lightstone and Prime Office. The plaintiff requests for the benefit of the Company that the court grant a judgment in favor of the Company against all of the other defendants in the amount of $106 million, the amount of the dividends that were declared on the foregoing dates. We are incurring the costs of defense of this action as it relates to the members of our Board under our indemnification obligations with our Board members. The Defendants have filed a Motion to Dismiss this action and briefs are being filed by the parties. The costs of defense of the Board members may be covered in whole or in part by our directors and officers liability insurance, subject to coverage limits and applicable deductibles. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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

14. Commitments and Contingencies (continued)
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Pursuant to the existing accounting rules, a conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We recorded an asset of $10.2 million and a liability of $9.7 million related to asbestos abatement as of December 31, 2009.
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $7.8 million as of December 31, 2008. For the year ended December 31, 2009, this obligation increased as follows: (i) an increase in our cost estimate of $2.2 million due to the increased probability of abatement as lease terminations moved closer; (ii) a $0.7 million increase in the liability based on the increased present value at 9% of anticipated future abatement expenditures as the estimated date of abatement comes closer; and (iii) reduced by payments of $1.0 million made for asbestos abatement.
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
One of these leases is a lease entered into between the joint venture currently owning the property known as Citadel Center and Citadel Investment Group, LLC (“Citadel”). We have agreed to reimburse the joint venture for its obligation to reimburse Citadel for the financial obligations, consisting of base rent and the pro rata share of operating expenses and real estate taxes, under Citadel’s pre-existing lease (the ”Citadel Reimbursement Obligation”) for 161,488 square feet of space at the One North Wacker Drive office building in downtown Chicago, Illinois. Due to a recently executed lease amendment, the premises have been reduced by 8,480 square feet effective September 1, 2009.
We have executed subleases at One North Wacker Drive for substantially all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation, which includes an estimated remaining nominal gross rental obligation of $25.8 million (or net obligations of $2.7 million after applying estimated future sublease recoveries) over the term of the lease. Although we have sold our investment in Citadel Center, we have retained 100.0% of this liability. Liabilities for leases assumed at December 31, 2009 and December 31, 2008 includes $2.7 million and $3.2 million, respectively, related to the Citadel Reimbursement Obligation.
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

15. Property Dispositions
The following properties were sold or disposed in 2009, 2008 and 2007. The results of their operations are excluded in our consolidated statements of operations from their respective transaction dates.

			Month
Property	Location	Sales Price	Sold/Disposed
		(dollars in
		thousands)
2009 Dispositions
800-810 Jorie Boulevard (1)	Oak Brook IL	N/A	July

2008 Sales
Office:
The United Building (2)	Chicago, IL	$50,000	January
330 N. Wabash Avenue (3)	Chicago, IL	$46,000	March
1051 N. Kirk Road (4)	Batavia, IL	$4,080	May

2007 Sales
Office:
Narco River Business Center (5)	Calumet City, IL	$7,400	May

(1)
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

(2)
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

(3)
On March 18, 2008, one of our subsidiaries, 330 LLC, completed the sale of Floors 2 through 13 of our 330 N. Wabash Avenue property for the purchase price of $46.0 million, subject to customary prorations and adjustments as provided in the purchase and sale agreement. We recognized a book gain on the sale of approximately $9.8 million.

(4)
On May 2, 2008, we closed on the sale of this property. The net proceeds from the sale of $4.1 million were used to retire the outstanding debt on the property. We recognized a book gain of $0.5 million in the second quarter of 2008.

(5)
On May 22, 2007, we closed on the sale of our Narco River Business Center property located in Calumet City, Illinois, for a sales price of $7.4 million. We recognized a gain of $2.2 million and retired debt of $2.7 million related to this property.

16. Interim Financial Information (unaudited)
The following is our consolidated quarterly summary of operations for 2009 and 2008. All amounts have been restated in accordance with the discontinued operations provisions of U.S. GAAP and reflect dispositions through December 31, 2009. All amounts presented in the quarters may not equal the same amounts previously reported in the respective Form 10-Q’s filed with the SEC as a result of changes in discontinued operations due to additional property dispositions during 2009.

16. Interim Financial Information (unaudited) (continued)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$19,392	$19,726	$19,740	$19,057
Operating (loss) income	$(2,824)	$2,101	$(820)	$(61,771)
Loss from continuing operations	$(7,860)	$(6,289)	$(6,814)	$(67,353)
Discontinued operations	$(666)	$(7,425)	$8,129	$(2)
Net (loss) income	$(8,526)	$(13,714)	$1,315	$(67,355)
Net loss available to common shareholders	$(4,496)	$(2,996)	$(372)	$(617)

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(18.99)	$(12.39)	$(1.88)	$(2.61)
Discontinued operations	(0.02)	(0.28)	0.31	0.00

Net loss to common shareholder per common share — basic and diluted	$(19.01)	$(12.67)	$(1.57)	$(2.61)

Weighted average common shares outstanding — basic and diluted	236,483	236,483	236,483	236,483

	2009
	First	Second
	Quarter	Quarter
Total revenues previously reported in Form 10-Q	$19,774	$20,151
Total revenues subsequently reclassified to discontinued operations	(382)	(425)

Total revenues disclosed in Form 10-K	$19,392	$19,726

Operating loss previously reported in Form 10-Q	$(2,898)	$(4,839)
Operating income subsequently reclassified to discontinued operations	74	6,940

Operating (loss) income disclosed in Form 10-K	$(2,824)	$2,101

Loss from continuing operations previously reported in Form 10-Q	$(8,484)	$(13,786)
Loss from continuing operations subsequently reclassified to discontinued operations	624	7,497

Loss from continuing operations disclosed in Form 10-K	$(7,860)	$(6,289)

Discontinued operations previously reported in Form 10-Q	$(42)	$72
Discontinued operations subsequently reclassified to discontinued operations	(624)	(7,497)

Discontinued operations disclosed in Form 10-K	$(666)	$(7,425)

16. Interim Financial Information (unaudited) (continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share amounts)
Total revenue	$21,324	$20,634	$21,120	$19,665
Operating income	$670	$1,153	$4,859	$824
Loss from continuing operations	$(14,571)	$(19,420)	$(9,790)	$(14,514)
Discontinued operations	$(487)	$63	$(2,271)	$(577)
Net loss	$(15,058)	$(19,357)	$(12,061)	$(15,091)
Net loss available to common shareholders	$(48,209)	$(15,306)	$(8,460)	$(10,361)

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(203.84)	$(64.72)	$(35.69)	$(43.79)
Discontinued operations	(0.02)	0.00	(0.08)	(0.02)

Net loss to common shareholder per common share — basic and diluted	$(203.86)	$(64.72)	$(35.77)	$(43.81)

Weighted average common shares outstanding — basic and diluted	236,483	236,483	236,483	236,483

	2008
	First	Second
	Quarter	Quarter
Total revenues previously reported in Form 10-Q	$22,026	$21,209
Total revenues subsequently reclassified to discontinued operations	(702)	(575)

Total revenues disclosed in Form 10-K	$21,324	$20,634

Operating income previously reported in Form 10-Q	$445	$986
Operating income subsequently reclassified to discontinued operations	225	167

Operating income disclosed in Form 10-K	$670	$1,153

Loss from continuing operations previously reported in Form 10-Q	$(15,080)	$(19,870)
Loss from continuing operations subsequently reclassified to discontinued operations	509	450

Loss from continuing operations disclosed in Form 10-K	$(14,571)	$(19,420)

Discontinued operations previously reported in Form 10-Q	$22	$514
Discontinued operations subsequently reclassified to discontinued operations	(509)	(451)

Discontinued operations disclosed in Form 10-K	$(487)	$63

17. Subsequent Events
On January 11, 2010, the Company announced its intention to delist its Series B Shares from the NYSE and remove the Series B Shares from registration under the Securities and Exchange Act of 1934, as amended. The Company expects to voluntarily cease trading on the NYSE. The Company’s Board of Trustees has approved the delisting from the NYSE and deregistration of the Series B Shares under the Exchange Act in order to save significant costs associated with compliance with these regulatory provisions.
On February 1, 2010 we completed the sale of our 7100 Madison Avenue property for the purchase price of $4.3 million and received $0.5 million in net proceeds.
180 North LaSalle Street Sale. On February 25, 2010, the Company’s entered into a purchase and sale agreement to sell the 180 North LaSalle Street property to an entity indirectly controlled by Mr. Michael Silberberg of Nanuet, New York which was approved by the Company’s Board of Directors. The gross purchase price for this property is $72.25 million, subject to customary pro-rations, credits and adjustments.
The closing of the sale is conditioned upon the existing first mortgage lender consenting to the assumption of the property’s existing debt by the purchaser, unless the purchaser notifies the Company that the purchaser has elected not to assume the existing debt and will instead obtain new financing for the acquisition. The purchaser has deposited $4.0 million in escrow to secure its obligation to purchase this property, which is nonrefundable except upon (i) the failure of the first mortgage lender to consent to the assumption of the existing debt by the purchaser or (ii) the occurrence of certain other customary events, such as a default by the Company or the failure of the Company to deliver certain satisfactory tenant estoppel certificates. The Company currently estimates that after closing adjustments and costs, that it will receive net proceeds of approximately $12.8 million.
It is currently contemplated that the closing will occur in May or June 2010. In the event that the purchaser defaults on its obligation to purchase this property, the Company’s sole remedy is to receive the $4.0 million deposited in escrow.
Continental Towers Loan Default. A subsidiary of the Company, Continental Towers, L.L.C. (“CT LLC”), is the owner of Tower I, Tower III and the Commercium at the Continental Towers Complex in Rolling Meadows, Illinois (the “CT Property”). The CT Property is currently encumbered by a first mortgage loan from CWCapital LLC (“Lender”) in the principal amount of $73.6 million (the “CT Loan”). A separate subsidiary of the Company, Continental Towers Associates III, LLC (“CTA III”), is the owner of Tower II at the Continental Towers Complex (the “CTA III Property”). The CTA III Property is currently encumbered by a first mortgage loan from Lender in the principal amount of $41.4 million (the “CTA III Loan”).

17. Subsequent Events (continued)
On February 26, 2010, CTA III informed the Lender that it is in default under the CTA III Loan because the cash flow from the CTA III Property is not sufficient to pay the required escrows and debt service payments on the CTA III Loan. On the same day, CT LLC acknowledged to the Lender that the CT Loan is in default because it is cross-defaulted with the CTA III Loan. On March 5, 2010, we received notices from the lender accelerating the maturity dates of both the CT Loan and CTA III Loan. At December 31, 2009, the carrying value of the Continental Towers complex was $65.3 million which is less than the debt balance of $115.0 million. If the deed in lieu of foreclosure transaction were to materialize, the difference between the current loan balance and the carrying value of the property would be recognized at a gain on extinguishment of debt.
CTA III and CT LLC are currently in discussions with the Lender regarding the foregoing.
The CT Loan and the CTA III Loan are non-recourse to their respective borrowers, subject to customary non-recourse carve-outs, including but not limited to, certain environmental matters, fraud, waste, misapplication of funds, various special purpose entity covenants, the filing of a voluntary bankruptcy and other similar matters, which non-recourse carve-outs have been guaranteed by the Company’s operating partnership, Prime Group Realty, L.P. The Company is currently not aware of the occurrence of any event that would constitute a non-recourse carve-out on either loan.
On March 10, 2010, the Company announced that its Board of Trustees determined not to declare a quarterly distribution on its Series B Preferred Shares for the first quarter of 2010, and that the Board is unable to determine when the Company might recommence distributions on the Series B Preferred Shares. The Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.
The first mortgage loan on our Brush Hill Office Court property matured on January 1, 2010. This loan is non-recourse, subject to customary non-recourse carve-outs. On January 14, 2010, our subsidiary which owns Brush Hill Office Court was notified by the loan servicer that the loan had matured and that the borrower is in default. The principal in the amount of approximately $7.47 million has not been paid by the borrower. This property is generating positive cash flow and we continue to make the debt service payments on this loan. We are currently in discussions with the lender on this loan regarding a potential one-year extension of the maturity date. A default on the Brush Hill Office Court property loan does not cause a default on any of the Company’s other loans.

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2009
(dollars in thousands)

						Gross Amount Carried at
				Cost Capitalized		Close of Period			Accumulated
		Initial Cost		Subsequent to Acquisition		12/31/09			Depreciation
	Encumbrances(1)		Buildings		Buildings		Building		at	Date of
	December 31,		and		and		and		December 31,	Original
	2009	Land	Improvements	Land	Improvements	Land	Improvements	Total	2009 (2)	Acquisition
280 Shuman Boulevard (Atrium Building)	$—	$2,092	$3,642	$(269)	$164	$1,823	$3,806	$5,629	$1,082	Nov. 1997
Continental Towers	115,000	12,166	122,980	363	(57,159)	12,529	65,821	78,350	20,146	Dec. 1997
4343 Commerce Court (Olympian Office Center)	10,975	2,370	13,572	(8)	833	2,362	14,405	16,767	2,346	Nov. 1997
330 N. Wabash Avenue	137,999	45,582	126,397	(8,013)	16,257	37,569	142,654	180,223	25,899	Dec. 1999
Brush Hill Office Court	7,470	3,456	10,295	(491)	(106)	2,965	10,189	13,154	2,402	Dec. 1999
Enterprise Center II	5,573	1,659	5,272	(44)	844	1,615	6,116	7,731	1,074	Jan. 2000
7100 Madison Avenue	3,590	1,268	3,663	(2)	(476)	1,266	3,187	4,453	612	Apr. 2000
180 N. LaSalle Street	61,143	15,245	55,497	(138)	2,383	15,107	57,880	72,987	16,010	Aug. 2000
Other Corporate Assets	—	—	464	—	(197)	—	267	267	176

Total	$341,750	$83,838	$341,782	$(8,602)	$(37,457)	$75,236	$304,325	$379,561	$69,747

PRIME GROUP REALTY TRUST
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
AS OF DECEMBER 31, 2009
(1)	See Note 5 — Mortgage Notes Payable for a description of our mortgage notes payable.
(2)	Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which are as follows:

Buildings	40 years weighted average life
Building improvements	10 to 30 years
Tenant improvements	Term of related leases
Furniture and equipment	3–10 years
The aggregate gross cost of the properties included above, for federal income tax purposes, approximated $408.1 million (unaudited) as of December 31, 2009.
The following table reconciles our historical cost for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Balance, beginning of period	$475,103	$499,050	$482,447
Additions	3,978	9,896	21,602
Disposals including asset impairments	(99,520)	(33,843)	(4,999)

Balance, close of period	$379,561	$475,103	$499,050

The following table reconciles the accumulated depreciation for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Balance at beginning of period	$61,651	$52,627	$31,366
Depreciation and amortization	20,904	12,671	21,629
Disposals	(12,808)	(3,647)	(368)

Balance, close of period	$69,747	$61,651	$52,627