Form 10-Q
period 2010-03-31
PRIME GROUP REALTY TRUST
filed 2010-05-13
CIK 1042798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1–13589
PRIME GROUP REALTY TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	36–4173047 (I.R.S. Employer Identification No.)

330 North Wabash Avenue, Suite 2800, Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)
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
On May 3, 2010, 236,483 of the registrant’s Common Shares of Beneficial Interest were outstanding.

Prime Group Realty Trust
Form 10–Q

PART I–FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Prime Group Realty Trust
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Real estate:
Land	$58,864	$60,129
Building and improvements	209,188	212,196
Tenant improvements	32,319	33,391
Furniture, fixtures and equipment	858	858

	301,229	306,574
Accumulated depreciation	(55,056)	(53,737)

	246,173	252,837
In–place lease value, net	1,819	2,388
Above–market lease value, net	453	1,227

	248,445	256,452

Property held for sale, net	70,951	73,746

Cash and cash equivalents	11,440	11,876
Investment in unconsolidated joint venture	—	53
Receivables, net of allowance for doubtful accounts of $1,501 at March 31, 2010 and $1,506 at December 31, 2009:
Tenant	359	217
Deferred rent	10,408	10,539
Other	539	488
Restricted cash escrows	25,067	26,239
Deferred costs, net	12,075	12,777
Other	427	797

Total assets	$379,711	$393,184

Liabilities and (Deficit) Equity

Mortgage and notes payable	$276,830	$280,607
Mortgage note payable – property held for sale	60,862	61,143
Property held for sale	7,485	8,495
Accrued interest payable	4,128	1,520
Accrued real estate taxes	8,308	12,301
Accrued tenant improvement allowances	494	565
Accrued environmental remediation liabilities	9,898	9,676
Accounts payable and accrued expenses	4,182	5,023
Liabilities for leases assumed	1,961	2,709
Below–market lease value, net	2,563	2,819
Other	4,722	4,596

Total liabilities	381,433	389,454

Commitments and contingencies

Shareholders’ (deficit) equity:
Preferred Shares, $0.01 par value; 30,000,000 shares authorized:
Series B – Cumulative Redeemable Preferred Shares, 4,000,000 shares designated, issued and outstanding	40	40
Common Shares, $0.01 par value; 100,000,000 shares authorized; 236,483 shares issued and outstanding	2	2
Additional paid–in capital	243,688	243,688
Retained deficit	(157,939)	(157,891)

Total equity – Prime Group Realty Trust	85,791	85,839
Noncontrolling interest	(87,513)	(82,109)

Total (deficit) equity	(1,722)	3,730

Total liabilities and (deficit) equity	$379,711	$393,184

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue:
Rental	$7,392	$7,891
Tenant reimbursements	4,602	5,930
Other property revenues	960	1,370
Services Company revenue	136	272

Total revenue	13,090	15,463

Expenses:
Property operations	4,483	5,392
Real estate taxes	2,453	3,489
Depreciation and amortization	4,160	4,226
General and administrative	1,291	2,255
Services Company operations	135	304

Total expenses	12,522	15,666

Operating income (loss)	568	(203)
Interest and other income	415	5,034
Income from investment in unconsolidated joint venture	36	31
Interest:
Expense	(5,922)	(6,413)
Amortization of deferred financing costs	(287)	(2,756)

Loss from continuing operations	(5,190)	(4,307)
Discontinued operations	(262)	(4,219)

Net loss	(5,452)	(8,526)
Net loss attributable to noncontrolling interest	5,404	4,050

Net loss attributable to Prime Group Realty Trust	(48)	(4,476)
Net income allocated to preferred shareholders, net of noncontrolling interest of $2,230	(20)	(20)

Net loss available to common shareholders	$(68)	$(4,496)

Basic and diluted loss attributable to common shareholders per common share:
Loss from continuing operations	$(0.28)	$(18.85)
Discontinued operations	(0.01)	(0.16)

Net loss attributable to common shareholders per common share– basic and diluted	$(0.29)	$(19.01)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statement of Changes in (Deficit) Equity
For the three months ended March 31, 2010
(dollars in thousands, except for per share amounts)
(Unaudited)

	Series B		Additional		Non-
	Preferred	Common	Paid–In	Retained	controlling
	Shares	Shares	Capital	Deficit	Interest	Total

Balance at January 1, 2010	$40	$2	$243,688	$(157,891)	$(82,109)	$3,730
Net loss	—	—	—	(48)	(5,404)	(5,452)

Balance at March 31, 2010	$40	$2	$243,688	$(157,939)	$(87,513)	$(1,722)

See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	$(5,452)	$(8,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of mortgage notes payable	(16)	(253)
Amortization of above/below–market lease value (included in rental revenue)	868	986
Amortization of in–place lease value	770	1,881
Provision for doubtful accounts	299	98
Gain on sale of real estate	(46)	—
Depreciation and amortization	4,893	9,862
Net equity in income from investments in unconsolidated joint ventures	(36)	(31)
Net changes in operating assets and liabilities:
Accounts receivable	(483)	(194)
Other assets	386	423
Accrued interest payable	2,633	674
Accrued real estate taxes	(5,148)	(392)
Accounts payable and accrued expenses	(928)	108
Other liabilities	434	(5,449)
Distribution as a return on investment from unconsolidated joint venture	89	37

Net cash used in operating activities	(1,737)	(776)

Investing activities
Capital expenditures for real estate and equipment	(297)	(3,044)
Proceeds from sales of real estate	4,003	—
Change in restricted cash escrows	2,565	3,384
Leasing costs (includes lease assumption costs and leasing commissions)	(954)	(202)

Net cash provided by investing activities	5,317	138

Financing activities
Financing costs	—	(65)
Repayment of mortgages and notes payable	(4,016)	(1,946)
Dividends paid to Series B–preferred shareholders	—	(2,250)
Contributions from parent company	—	3,614

Net cash used in financing activities	(4,016)	(647)

Net decrease in cash and cash equivalents	(436)	(1,285)
Cash and cash equivalents at beginning of period	11,876	15,419

Cash and cash equivalents at end of period	$11,440	$14,134

Supplemental information:
Interest paid	$4,166	$7,385
See notes to consolidated financial statements.

Prime Group Realty Trust
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
(continued)
Supplemental cash flow information for net assets sold:

	Three months ended
	March 31,
	2010	2009

Real estate, net	$3,830	$—
Deferred costs, net	157	—
Accrued real estate taxes	(61)	—
Other assets and liabilities, net	31	—

Net assets sold	3,957	—
Proceeds from sale of real estate	4,003	—

Gain on sale of real estate	$46	$—

Supplemental schedule of non-cash activities:

	Three months ended
	March 31,
	2010	2009

Tenant improvement allowances	$120	$120
Environmental remediation costs	$—	$158
See notes to consolidated financial statements.

Prime Group Realty Trust
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 as filed with the United States Securities and Exchange Commission (“SEC”) on April 9, 2010.
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
As of March 31, 2010, we have one primary reportable segment consisting principally of our ongoing ownership and operation of seven office properties, and a joint venture interest in one office property located in Phoenix, Arizona.
2. Formation and Organization
Prime Group Realty Trust (“PGRT” or the “Company”), a Maryland real estate investment trust (“REIT”), is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, generally we will not be subject to federal income tax to the extent we distribute at least 90% of our REIT taxable income to our shareholders.
As of March 31, 2010, Prime Office Company LLC (“Prime Office”), a subsidiary of The Lightstone Group (“Lightstone”), owned 100.0%, or 236,483 common shares of PGRT and 99.1%, or 26,488,389 of the outstanding common units in Prime Group Realty, L.P. (our “Operating Partnership”). The ownership of 99.1% represents the noncontrolling interest reflected in the consolidated balance sheets. PGRT owns 0.9%, or 236,483, of the outstanding common units and all of the 4.0 million outstanding preferred units in the Operating Partnership, and remains the sole general partner of the Operating Partnership and thus consolidates the Operating Partnership and its wholly-owned subsidiaries for financial reporting purposes. There are 4.0 million shares outstanding of our Series B Cumulative Redeemable Preferred Shares (the “Series B Shares”) that trade on the New York Stock Exchange (“NYSE”).
Each preferred and common unit of the Operating Partnership entitles the owner thereof to receive distributions from the Operating Partnership. Dividends declared or paid to holders of our common shares and preferred shares are based upon the distributions received by us with respect to the common units and preferred units we own in the Operating Partnership.
These financial statements also included PGRT’s wholly-owned subsidiary PGRT ESH, Inc. (“PGRT ESH”). On September 24, 2009, and effective July 16, 2009, PGRT ESH assigned its sole asset, membership interests in BHAC Capital IV, L.L.C. (“BHAC”) an entity which owns 100% of Extended Stay Hotels, Inc. (“ESH”), to an affiliate of the Company’s Chairman of the Board and Prime Office. In connection with the transaction, PGRT ESH was released from its obligations under the loan from Citicorp USA, Inc. which encumbered the membership interests. For the three months ended March 31, 2009, amounts included in the consolidated statements of operations related to PGRT ESH was a loss of $4.4 million.

3. Impact of Recently Issued Accounting Standards
We adopted the provisions of the FASB Staff Position (“FSP”) relating to Fair Value Measurements and Disclosures as of June 30, 2009. This FSP provides guidance on estimating the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date. The implementation of this FSP did not have a material impact on our financial position or results of operations.
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
4. Mortgage Notes Payable
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
On February 26, 2010, CTA III informed the Lender that it is in default under the CTA III Loan because the cash flow from the CTA III Property is not sufficient to pay the required escrows and debt service payments on the CTA III Loan. On the same day, CT LLC acknowledged to the Lender that the CT Loan is in default because it is cross-defaulted with the CTA III Loan. On March 5, 2010, the Company received notices from the Lender accelerating the maturity dates of both the CT Loan and CTA III Loan. At March 31, 2010, the carrying value of the Continental Towers complex was $64.5 million which is less than the debt balance of $115.0 million. CT LLC and CTA III are currently in discussions with the Lender regarding a possible deed in lieu of foreclosure transaction. If we execute a deed in lieu of foreclosure with the Lender, then the difference between the current loan balance and the carrying value of the property would be recognized as a gain on extinguishment of debt.
The CT Loan and the CTA III Loan are non-recourse to their respective borrowers, subject to customary non-recourse carve-outs, including but not limited to, certain environmental matters, fraud, waste, misapplication of funds, various special purpose entity covenants, the filing of a voluntary bankruptcy and other similar matters, which non-recourse carve-outs have been guaranteed by our Operating Partnership. The Company is currently not aware of the occurrence of any event that would constitute a violation of the non-recourse carve-out provision of either loan.

4. Mortgage Notes Payable (continued)
Brush Hill Office Court Loan Default. The first mortgage loan on our Brush Hill Office Court property matured on January 1, 2010. This loan is non-recourse, subject to customary non-recourse carve-outs. On January 14, 2010, our subsidiary which owns Brush Hill Office Court was notified by the loan servicer that the loan had matured and that the borrower is in default. As of March 31, 2010, the principal amount of approximately $7.44 million has not been paid by the borrower. This property is generating positive cash flow and we continue to make the debt service payments on this loan. We have reached a tentative agreement with the lender on this loan to extend the maturity date to April 2011 subject to the finalization and execution of the loan extension documents. A default on the Brush Hill Office Court property loan does not cause a default on any of the Company’s other loans.
No capitalization of interest occurred in the three months ended March 31, 2010 and 2009. In addition, Prime Office, through a capital contribution to the Company, repaid $1.5 million of principal on the PGRT ESH loan during the three months ended March 31, 2009. Prime Office also paid $2.1 million in interest and other fees on the PGRT ESH loan for the three months ended March 31, 2009. The Company was released from its obligation under the PGRT ESH loan effective July 16, 2009 (see Note 2 — Formation and Organization).
5. Discontinued Operations
On February 1, 2010, the Company completed the sale of its 7100 Madison Avenue property for a sales price of $4.3 million. We received $0.5 million in proceeds net of $3.5 million used to retire the related debt and recognized a gain on sale of $46 thousand.
Net loss for properties sold and held for sale are reflected in the consolidated statements of operations as discontinued operations in our March 31, 2010 consolidated financial statements and for all periods presented. Below is a summary of the results of operations for our 180 N. LaSalle Street property (classified as held for sale, see Note 7 — Recent Developments — 2010), our 7100 Madison Avenue property (which we sold in February 2010), our 800-810 Jorie Boulevard property (conveyed to the lender in exchange for a release of the related loan in July 2009), and the residual effects related to properties sold in prior years:

	Three months ended
	March 31,
	2010	2009
	(dollars in thousands)
Revenue	$4,381	$4,315
Operating expenses	3,819	7,052

Operating income (loss)	562	(2,737)
Interest expense, net	(870)	(1,482)
Gain on sale of real estate	46	—

Net loss from discontinued operations	$(262)	$(4,219)

6. Debt Covenants
The financial covenants contained in certain of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, minimum net worth levels, and other financial and non-financial covenants (such as, timely issuance of financial statements to lenders). As of March 31, 2010, we are in compliance with the requirements of these financial and non-financial covenants.

7. Recent Developments
2010
Delisting from NYSE. On May 6, 2010, we filed a Form 8-K with the SEC announcing that we delivered notice to the NYSE requesting to voluntarily delist our Series B Shares from the NYSE. We intend to file Form 25 with the SEC in approximately ten (10) days from the date of the filing of the Form 8-K to voluntarily withdraw from listing with the NYSE and to withdraw from registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We anticipate that the Form 25 will be effective and the Series B Shares will be delisted and cease trading on the NYSE approximately ten (10) days after the filing of the Form 25. We also expect to subsequently file a Form 15 with the SEC to deregister the Series B Shares under Section 12(g) of Exchange Act, and to suspend our reporting obligations under Section 13(a) of the Exchange Act. These actions are consistent with our previous disclosures and our obligations under the Agreement and Plan of Merger (the “Merger Agreement”) relating to the July 2005 acquisition and delisting of our common shares (the “Acquisition”), pursuant to which we agreed to voluntarily file reports under the Exchange Act for five (5) years after the closing of the Acquisition. Upon filing Forms 25 and 15 with the SEC, we will become a voluntary filer of reports under the Exchange Act through June 30, 2010 in accordance with our obligations under the Merger Agreement. After the voluntarily delisting of the Series B Shares from the NYSE, we expect that the trading of the Series B Shares will be reported on the OTCQB for so long as we remain a voluntary filer and thereafter in the Pink Sheets with Pink OTC Markets Inc. The Company’s Board of Trustees has approved the delisting from the NYSE and deregistration of the Series B Shares under the Exchange Act in order to save significant costs associated with compliance with these regulatory provisions.
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
The closing of the sale was conditioned upon the existing first mortgage lender consenting to the assumption of the property’s existing debt by the purchaser, unless the purchaser notifies the Company that the purchaser has elected not to assume the existing debt and will instead obtain new financing for the acquisition. On March 26, 2010, the purchaser notified the Company they were electing not to assume the existing debt. The purchaser has deposited $4.0 million in escrow to secure its obligation to purchase this property, which is now nonrefundable except upon the occurrence of certain customary events, such as a default by the Company. The Company currently estimates that after closing adjustments and costs, that it will receive net proceeds of approximately $12.8 million. The Company classified this property as held for sale as of March 31, 2010.
It is currently contemplated that the closing will occur in May or June 2010. In the event that the purchaser defaults on its obligation to purchase this property, the Company’s sole remedy is to receive the $4.0 million deposited in escrow.
Quarterly Distributions. On March 10, 2010, the Company announced that its Board determined not to declare a quarterly distribution on its Series B Shares for the first quarter of 2010, and that the Board is unable to determine when the Company might recommence distributions on the Series B Preferred Shares. As of March 31, 2010, the total arrearage in dividends on the Series B Preferred Shares was $11.25 million. The Board is also in the process of considering various financing, capitalization, asset sales and other alternatives for the Company.

7. Recent Developments (continued)
Termination of Management Agreement. We were also the asset and development manager for an approximately 1.1 million square foot office building located at 1407 Broadway Avenue in New York, New York, which is owned by affiliates of Lightstone. This agreement has been terminated by the relevant Lightstone affiliate effective April 4, 2010. We recognized $0.1 million in fees recorded in other property revenue for the three months ended March 31, 2010 and 2009.
2009
180 North LaSalle Street Sale. In September 2008, we entered into a purchase and sale agreement (as amended, the “Agreement”) with Younan Properties, Inc. (“Younan”) whereby Younan became obligated to purchase 180 North LaSalle Street, Chicago, Illinois (the “Property”), from the subsidiary of the Company, 180 N. LaSalle II, L.L.C. (“180 LLC”) that owns the Property. This transaction was unrelated to the currently pending 2010 sale.
Pursuant to the terms of the Agreement, Younan was obligated to close the transaction and purchase the Property from 180 LLC on February 18, 2009. Younan failed to close by that deadline. On February 19, 2009, 180 LLC sent a letter to Younan stating that Younan was in default under the Agreement and that 180 LLC was terminating the Agreement. Because Younan failed to close the transaction and purchase the Property prior to the February 18, 2009 deadline, under the terms of the agreement, 180 LLC was entitled to retain as liquidated damages the $6.0 million of earnest money that Younan previously deposited with 180 LLC. As a result, we have recorded $5.3 million, net of costs, as other income in our consolidated financial statements for the three months ended March 31, 2009. In addition, in the first quarter of 2009, we reinstated depreciation and amortization associated with the Property related to the period that it was classified as property held for sale in 2008, which was approximately $3.0 million. In accordance with U.S. GAAP, the Company ceases depreciation and amortization when a property is classified as held for sale.
On February 13, 2009, Younan filed a lawsuit against 180 LLC seeking to rescind the Agreement and obtain the return of the earnest money because Younan claims it was impossible for it to obtain financing for the acquisition due to economic conditions at the time. On July 7, 2009, the judge dismissed Younan’s lawsuit with prejudice. Younan filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse effect on our consolidated financial condition or results of operations.

8. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss available per common share for the three months ended March 31, 2010 and 2009 (dollars in thousands, except for per share amounts):

	Three months ended
	March 31,
	2010	2009
Numerator:
Loss from continuing operations attributable to Prime Group Realty Trust	$(46)	$(4,439)
Net income allocated to preferred shareholders net of noncontrolling interest	(20)	(20)

Loss from continuing operations attributable to common shareholders	(66)	(4,459)
Discontinued operations attributable to common shareholders	(2)	(37)

Net loss attributable to common shareholders	$(68)	$(4,496)

Denominator — basic and diluted
Common shares	236,483	236,483

Basic and diluted earnings (loss) attributable to common shareholders per common share:
Loss from continuing operations	$(0.28)	$(18.85)
Discontinued operations	(0.01)	(0.16)

Net loss attributable to common shareholders per common share — basic and diluted	$(0.29)	$(19.01)

9. Investments in Unconsolidated Joint Ventures
We have an investment in one unconsolidated joint venture which we account for under the equity method of accounting.
Thistle Landing. We own a 23.1% common interest in Plumcor Thistle, L.L.C., (“Plumcor/Thistle JV”) which owns a 101,006 square foot office building located in Phoenix, Arizona, that opened in late 1999. Our interest at March 31, 2010 and December 31, 2009 was an equity investment of $0 and $53 thousand (included in Investment in unconsolidated joint venture), respectively. Our share of the venture’s operations was income of approximately $36 thousand and $31 thousand for the three months ended March 31, 2010 and 2009, respectively (included in Income from investment in unconsolidated joint venture). We received cash distributions of approximately $89 thousand and $37 thousand during the three months ended March 31, 2010 and 2009, respectively.
10. Commitments and Contingencies
Legal. On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. On March 11, 2010, we received from escrow Prime/Mansur’s $0.1 million of earnest money. Prime/Mansur has appealed the decision and we intend to vigorously defend the judge’s decision. We believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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
In connection with the purchase and sale agreement for the proposed sale of our 180 N. LaSalle Street property that our subsidiary, 180 LLC, entered into in August 2008 and later terminated because of the failure of Younan to timely close, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of Younan) filed a lawsuit on February 13, 2009 against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division. In the lawsuit, Younan claimed that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Younan because it was impossible for Younan to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed Younan’s lawsuit with prejudice. Younan filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
On October 20, 2009, Mr. Dean Konstand filed a shareholder derivative complaint in the Circuit Court of Cook County, Illinois, Chancery Division, against Lightstone, Prime Office and the members of our Board in place immediately after the closing of our acquisition by Lightstone, consisting of David Lichtenstein, Jeffrey A. Patterson, John M. Sabin, Michael M. Schurer, Shawn R. Tominus, Bruno De Vinck and George R. Whittemore. In this case, the plaintiff is alleging that the common dividends declared by the Board in July 2005 and February 2006 constituted a breach of the Board’s duty of loyalty and care, and good faith and fair dealing, to the Company and the holders of the Series B Shares, and that this breach was directed by Lightstone and Prime Office. The plaintiff requests for the benefit of the Company that the court grant a judgment in favor of the Company against all of the other defendants in the amount of $106 million, the amount of the dividends that were declared on the foregoing dates. We are incurring the costs of defense of this action as it relates to the members of our Board under our indemnification obligations with our Board members. The Defendants have filed a Motion to Dismiss this action and briefs have been filed by the parties. The costs of defense of the Board members may be covered in whole or in part by our directors and officers liability insurance, subject to coverage limits and applicable deductibles. Although there can be no assurances about the eventual outcome, we believe after consultation with legal counsel, the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.

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
Our 330 N. Wabash Avenue office property currently contains asbestos in the form of spray-on insulation located on the decking and beams of the building. We have been informed by our environmental consultants that the asbestos in 330 N. Wabash Avenue is being properly maintained and no remediation of the asbestos is necessary. However, we have in the past and we may in the future voluntarily decide to remove or otherwise remediate some or all of this asbestos in connection with the releasing and/or redevelopment of this property. Pursuant to the existing accounting rules, a conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We recorded an asset of $10.2 million and a liability of $9.9 million related to asbestos abatement as of March 31, 2010.
A conditional asset retirement obligation for the removal of asbestos at our 330 N. Wabash Avenue property was estimated to be $9.7 million as of December 31, 2009. For the three months ended March 31, 2010, this obligation increased by $0.2 million based on the increased present value of anticipated future abatement expenditures as the estimated date of abatement comes closer.

10. Commitments and Contingencies (continued)
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
We have executed subleases at One North Wacker Drive for all of the space to partially mitigate our obligation under the Citadel Reimbursement Obligation, which includes an estimated remaining nominal gross rental obligation of $21.3 million (or net obligations of $1.9 million after applying estimated future sublease recoveries) over the term of the lease. Although we have sold our investment in Citadel Center, we previously retained 100.0% of this liability which will expire in August 2012. Liabilities for leases assumed at March 31, 2010 and December 31, 2009 includes $1.9 million and $2.7 million, respectively, related to the Citadel Reimbursement Obligation.
Effective September 24, 2009, the current owner of Citadel Center (“131 LLC”), terminated the management agreement pursuant to which a subsidiary of our Operating Partnership managed the Citadel Center property. We believe that this termination was wrongful and was in violation of the terms of our management agreement with 131 LLC. We also believe that under Illinois law, by wrongfully terminating the management agreement, 131 LLC has released us from liability for the Citadel Reimbursement Obligation, because the indemnification agreement which provides for such liability was entered into simultaneously with, and as part of the same transaction as, the management agreement. On October 13, 2009, we filed suit in the Circuit Court of Cook County, Illinois against 131 LLC for damages and a declaratory judgment that we no longer have any obligations under the management agreement, the indemnification agreement, and two related escrow agreements, and that the amounts held pursuant to such escrow agreements should be paid to us by 131 LLC immediately. We have been continuing to satisfy the Citadel Reimbursement Obligation while the case is pending although this could change in the future.

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
The mortgage and notes payable carrying amount of our variable rate borrowings approximates their fair value. The fair values of our fixed rate debt agreements are estimated using discounted cash flow analyses based upon index rates, market spreads and incremental borrowing rates for similar types of borrowing arrangements. Similar debt instruments are traded in active markets so we classify our mortgage and notes payable to be classified within Level 2 of the valuation hierarchy. The estimated current fair value of our mortgage and notes payable is estimated at $255.9 million and $258.7 million as of March 31, 2010 and December 31, 2009, respectively. Our recorded carrying value is $337.7 million and $341.8 million as of March 31, 2010 and December 31, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management’s current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated, and include but are not limited to: risks associated with the current economic crises that has resulted in a substantial loss in the value of office properties in general across the United States and in our portfolio in particular; risks associated with the Chicago metropolitan area economy and the demand for office space; risks associated with domestic and international financial markets that have experienced unusual volatility and uncertainty and have made financing difficult to obtain on satisfactory terms; risks associated with the fact that our operating losses for the last several years have been significant and we project them to continue for the foreseeable future, which has and will in the future significantly impact our ability to continue operating our business; risks associated with the delisting from the NYSE and deregistering from the SEC of our Series B Shares; including any potential adverse effects to the marketability and longevity of our Series B Shares; risks relating to the effects of future events on our financial performance; risks associated with our high level of indebtedness and our ability to refinance our indebtedness as it becomes due; risks that we or our subsidiaries will not be able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies and defaults; risks associated with conflicts of interest that exist with certain members of our Board as a result of such members’ affiliation with our sole common shareholder; the risks related to the office and, to a lesser extent, industrial markets in which our properties compete, including the adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local and national economic climate on the revenues and the value of our properties as well as our tenants and vendors operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2010.
Among the matters about which we have made assumptions in connection with these forward-looking statements are the following:
•	future economic and market conditions which may impact the demand for office space either at current or increased levels;

•	the extent of any tenant bankruptcies or defaults that may occur;

•	our continuing ability to conduct our operations in substantially the same manner as we historically have;

•	our ability or inability to renew existing tenant leases and lease up vacant space;

•	prevailing interest rates;

•	the effect of inflation and other factors on operating expenses and real estate taxes;

•	our ability to minimize various expenses as a percentage of our revenues; and

•	the availability of, and our ability to consummate financing, refinancing and capital transactions.
In addition, historical results and percentage relationships set forth in this Quarterly Report on Form 10-Q are not necessarily indicative of future operations.

OVERVIEW
We are a fully-integrated, self-administered and self-managed REIT which owns, manages, leases, develops, and redevelops office real estate, primarily in metropolitan Chicago. As of March 31, 2010, our portfolio of properties consists of 7 office properties containing an aggregate of 3.2 million net rentable square feet. In addition, we have a joint venture interest in an office property containing approximately 101,000 net rentable square feet. We lease and manage 3.2 million square feet comprising all of our wholly-owned properties.
All of our properties, except our joint venture property, are located in the Chicago metropolitan area in prime business locations within established business communities and account for all of our rental revenue and tenant reimbursements revenue. Our joint venture property is located in Phoenix, Arizona.
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
Our income and cash flow is derived primarily from rental revenue (including tenant reimbursements) from our properties. The following summarizes our portfolio occupancy at the end of the first quarter of 2010 and each of the four quarters of 2009, excluding properties sold in subsequent periods:

	Portfolio Occupancy
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Portfolio Total	74.4%	79.6%	81.2%	79.8%	78.5%

Unconsolidated Joint Venture Property	54.7%	54.7%	54.7%	54.7%	54.7%

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements. No significant changes have been made to our critical accounting policies since December 31, 2009 as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed April 9, 2010.

Results of Operations
Comparison of the three months ended March 31, 2010 and 2009
The table below represents selected operating information for our portfolio. Property revenues include rental revenues, tenant reimbursements and other property operating revenues. Property operating expenses include real estate taxes, utilities and other property operating expenses.

(Dollars in thousands)	2010	2009	$ Change

Property revenues	$12,954	$15,191	$(2,237)
Services Company revenues	136	272	(136)

Total revenues	13,090	15,463	(2,373)

Property operating expenses	6,936	8,881	(1,945)
Depreciation and amortization	4,160	4,226	(66)
General and administrative	1,291	2,255	(964)
Services Company operations	135	304	(169)

Total expenses	12,522	15,666	(3,144)

Operating income (loss)	568	(203)	771
Interest and other income	415	5,034	(4,619)
Income from investments in unconsolidated joint ventures	36	31	5
Interest:
Expense	(5,922)	(6,413)	491
Amortization of deferred financing costs	(287)	(2,756)	2,469

Loss from continuing operations	(5,190)	(4,307)	(883)
Discontinued operations	(262)	(4,219)	3,957

Net loss	$(5,452)	$(8,526)	$3,074

Property Revenues. The decrease of $2.2 million in property revenue was primarily due to lower occupancy at some of our properties mainly Continental Towers as a result of AON Consulting not renewing their lease that expired, lower tenant reimbursements due to decreased occupancy and operating expenses and decreased management fee income due to termination of management contracts.
Property Operating Expenses. The decrease of $1.9 million in property operating expenses was primarily due to lower real estate tax assessments at some of our properties and reduced expenses related to lower occupancy.
General and Administrative. The decrease of $1.0 million in general and administrative was primarily due to decreased employee bonuses, decrease in salaries due to personnel reductions, and decreased strategic alternative costs.
Interest and Other Income. The decrease of $4.6 million in interest and other expense was primarily due to an earnest money deposit recorded as income in 2009 related to the termination of a sale agreement on our 180 North LaSalle Street property.
Amortization of Deferred Financing Costs. The decrease of $2.5 million in amortization of deferred financing costs was primarily due to a decrease in non-cash accrued finance charges related to the exit and restructuring fees on the Citicorp Loan associated with our investment in ESH. We assigned our membership interest in BHAC and transferred the related Citicorp Loan in the third quarter of 2009.

Discontinued Operations. Discontinued operations include the results of operations of our 180 North LaSalle Street property, classified as held for sale at March 31, 2010; our 7100 Madison Avenue property, which we sold in February 2010; our 800-810 Jorie Boulevard property, which was conveyed to the lender in exchange for a release from the related loan in July 2009; and the residual effects related to properties sold in prior years.
Liquidity and Capital Resources
We require cash to pay our operating expenses, make capital expenditures, fund tenant improvements and leasing costs, pay distributions/dividends and service our debt and other short-term and long-term liabilities. Cash on hand and net cash provided from assets sales, such as the pending sale of our 180 North LaSalle Street property, represent our primary sources of liquidity to fund these expenditures. In assessing our liquidity, key components include our net income adjusted for non-cash and non-operating items, and current assets and liabilities, in particular accounts receivable, accounts payable and accrued expenses. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
Our anticipated cash flows from operations combined with cash on hand (including restricted cash escrows) are expected to be sufficient to fund our anticipated short-term capital needs during the year. During 2010, we anticipate the need to fund significant capital expenditures to retenant and/or redevelop space that has been previously vacated, or is anticipated to be vacated, such as Jenner & Block, which accounted for 16.4% of our 2009 total revenue, or renew leases which are expiring during the year. In order to fund these and our other short-term and long-term capital needs, we expect to utilize available funds from cash on hand, available borrowing capacity with certain of our lenders, cash generated from our operations and existing or future escrows with lenders and cash generated from capital events, including asset sales. In addition, we may enter into additional capital transactions, which could include additional asset sales, refinancings and modifications or extensions of existing loans. There can be no assurances that any capital transactions will occur or, if they do occur, that they will yield adequate proceeds to fund our long-term capital needs or will be on terms favorable to us. In the event that any of our properties generate insufficient cash flow to fund such property’s debt service and operating expenses, we may not fund any such shortfalls and in the absence of a loan restructuring may instead convey the property to the relevant property lender pursuant to a deed in lieu of foreclosure transaction or allow the property to be foreclosed on by the lender.
Cash Flows from Operating Activities. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2010, compared to $0.8 million for the three months ended March 31, 2009 — an increase of $0.9 million. This change was primarily due to: a $4.1 million increase in real estate tax payments in 2010 primarily due to timing of the payments; a $1.3 million reduction in property revenues associated with our Continental Towers and 330 North Wabash Avenue properties due to lower occupancy; a $0.5 million reduction in other income due to the loss of third-party management contracts; and a $0.2 million reduction of parking revenues at our 330 N. Wabash Avenue property. The increase was partially offset by a $2.7 million decrease in interest payments primarily due to the release and assignment of the loan from Citicorp USA, Inc. in July 2009 and default interest on Continental Towers and Brush Hill Office Court loans that has been accrued but not yet paid; a $0.8 million reduction in employee bonuses; a $0.7 million reduction in property operating expenses associated with our 330 N. Wabash Avenue and Continental Towers properties due to lower occupancy; and a $0.7 million reduction in general and administrative expenses.
Cash Flows from Investing Activities. Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009 — an increase of $5.2 million. During the first quarter of 2010, we received $4.0 million in proceeds from the sale of 7100 Madison Avenue. In addition, we had a decrease in capital expenditures in 2010 of $2.7 million compared to 2009, primarily due to additional tenant improvements, building improvements and asbestos abatement at our 330 N. Wabash Avenue property in 2009. These items were partially offset by increased costs associated with new leasing in 2010 of $0.8 million.

Cash Flows from Financing Activities. Net cash used in financing activities was $4.0 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009 — an increase of $3.4 million. During the first quarter of 2010, in conjunction with the sale of 7100 Madison Avenue, the Company paid off the debt that encumbered this property of $3.6 million. In 2009 our parent company made a capital contribution of $3.6 million to the Company to pay principal and interest on the Citicorp Loan to PGRT ESH. This loan was assigned to our parent company in July 2009. The above items were partially offset by $2.3 million in dividends paid to the preferred shareholders in the first quarter of 2009.
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
The financial covenants contained in some of our loan agreements and guarantee agreements with our lenders include minimum ratios for debt service coverage, minimum net worth levels and minimum liquidity levels as well as other financial covenants. As of March 31, 2010, we are in compliance with the requirements of all of our financial covenants.
As a requirement of our lenders, we maintain escrow accounts and restricted cash balances for particular uses. At March 31, 2010, these accounts totaled $25.1 million. These escrows are used to fund capital and tenant improvements, lease obligations, real estate taxes and insurance, depository accounts, environmental remediation and various other purposes.
We believe that the operating plan we have developed for the current year will, if executed successfully, provide sufficient liquidity to finance the Company’s anticipated working capital, escrow and capital expenditure requirements for the current year and maintain compliance with our debt covenants for the year. In addition, we intend to continue our ongoing efforts to improve the Company’s cash flows and improve the Company’s working capital position by re-examining all aspects of the Company’s business for areas of improvement and focusing on minimizing the Company’s property operating expenses so that our operations are responsive to market conditions and we can remain competitive in the leasing of our properties. Our assumptions underlying our operating plan anticipate stabilized net operating income estimated on a consistent basis from the prior year and does not anticipate any catastrophic events such as a major tenant defaulting on their leases with us or any material negative resolutions with regard to the contingencies we have disclosed in our financial statements. Should such events occur, we may not have sufficient cash on hand to satisfy such obligations or find replacement tenants in a time period sufficient to fund operations and we may need to sell one or more assets. Additionally, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements could have a material adverse effect on our financial position, results of operations and cash flows.
Given our current level of debt, limited availability of unencumbered collateral and our current financing arrangements, we may not be able to obtain additional debt financing, refinance or extend our existing financings or, if we are able to do the foregoing, negotiate terms that are fair and reasonable.

The following tables disclose our contractual obligations and commercial commitments as of March 31, 2010:

	Payments Due by Period
	(dollars in thousands)
		Remainder	2011/	2013/	2015 and
	Total	of 2010	2012	2014	Thereafter
Contractual Obligations (A)
Mortgage notes payable (B)	$337,657	$123,709	$154,223	$59,725	$—
Interest expense on mortgage notes payable	26,379	13,402	11,422	1,555	—
Operating lease obligations	2,025	178	450	441	956
Tenant improvement allowances (C)	698	698	—	—	—
Liabilities for leases assumed and lease reimbursement obligations (D)	21,313	6,470	14,843	—	—

Total contractual cash obligations	$388,072	$144,457	$180,938	$61,721	$956

(A)	We anticipate funding these obligations from operations, cash on hand, escrowed funds and debt or asset sale(s) transaction(s).

(B)
These totals represent the face value of our mortgage notes payable. The 2010 obligations include $115.0 million due on two loans relating to our Continental Towers property which loans were in default in January 2010. The Lender accelerated the debt maturity to be due immediately on March 5, 2010 (see Note 4 — Mortgage Notes Payable). The 2011/2012 obligations include: $88.0 million due on our 330 N. Wabash Avenue property in 2011, for which we have two one-year extension options, and $60.0 million due on our 180 N. LaSalle Street property. 180 N. LaSalle Street property is currently under contract to be sold (see Note 7 — Recent Developments).

On January 14, 2010, we received a notice of maturity date default from the special servicer of the non-recourse mortgage note on our Brush Hill Office Court property (see Note 4 — Mortgage Notes Payable). The loan matured on January 1, 2010 and was not paid off. This loan is non-recourse, subject to customary non-recourse carve-outs. We have reached a tentative agreement with the lender on this loan to extend the maturity date to April 2011 subject to the finalization and execution of the loan extension documents. Since the Brush Hill Office Court loan extension has not been finalized the principal amount of this mortgage note payable, approximately $7.4 million, is included as a 2010 obligation.

The only other remaining 2011 maturity assuming the one-year extension option on 330 N. Wabash Avenue is exercised by the Company is a $5.5 million loan on Enterprise Center II.

(C)	We have escrows of $0.5 million that may be utilized to fund these obligations.

(D)
These obligations are offset by any receipts from subleasing of the related space. We currently have executed subleases that we estimate will provide subleasing receipts of $19.4 million consisting of base rent and the pro-rata share of operating expenses and real estate taxes. In addition, we have escrowed reserves totaling $3.7 million to fund a portion of this contractual amount at March 31, 2010.

	Amount of Commitment Expiration Per Period
	(dollars in thousands)
Other Commercial	Total			2011/		2013/		2015 and
Commitments	Committed	2010		2012		2014		Thereafter
Environmental remediation (A)	$9,898	$9,250		$253		$89		$306
Series B Shares (B)	11,250	(B	)	(B	)	(B	)	(B	)

Total commercial commitments	$21,148	$9,250		$253		$89		$306

(A)	This represents a liability for asbestos abatement at our 330 N. Wabash Avenue property. See Note 10 — Commitments and Contingencies -for further information.

(B)
Dividends are cumulative and payable at a 9.0% annual rate each quarter that our Series B Shares remain outstanding. Our Board decided not to declare any quarterly dividends for 2009 and the first quarter of 2010. The total arrearage in payment of dividends on the Series B Shares is $11.25 million at March 31, 2010.

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
Indebtedness. Our aggregate indebtedness had a carrying value and face value of $337.7 million at March 31, 2010. Our indebtedness not including indebtedness currently in default (see Note 4 - Mortgage Notes Payable) had a weighted average maturity of 1.5 years and bore interest at a weighted average interest rate of 6.3% per annum. At March 31, 2010, $326.8 million, or 96.8% of such indebtedness, bore interest at fixed rates, and $10.9 million, or 3.2% of such indebtedness, bore interest at variable rates.
Debt Activity. We paid $0.5 million of amortized principal debt service during the first three months of 2010 and repaid $3.6 million of principal related to the sale of our 7100 Madison Avenue property on February 1, 2010.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 31, 2010, we are not involved in any unconsolidated SPE transactions.

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
As of March 31, 2010, approximately $10.9 million of our outstanding indebtedness was subject to interest at variable rates. Future indebtedness may also be subject to variable rate interest. Inflation, and its impact on variable interest rates, could affect the amount of interest payments due on such indebtedness.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For our mortgage notes payable, the table presents principal cash flows, including principal amortization, and related weighted-average interest rates by expected maturity dates as of March 31, 2010.

	Interest Rate Sensitivity
	Principal (Notional) Amount by Expected Maturity
	Average Interest Rate
	2010	2011	2012	2013	Total
	(dollars in millions)
Liabilities
Mortgage notes payable (1):
Fixed rate amount — Face Value	$123.4	$153.4	$—	$50.0	$326.8
Weighted-average interest rate — Face Value	11.0%	5.8%	—	8.0%	—

Variable rate amount — Face Value	$0.3	$0.4	$0.4	$9.8	$10.9
Weighted-average interest rate	4.5%	4.5%	4.5%	4.5%	—

(1)
Based upon the rates in effect at March 31, 2010, the weighted-average interest rates on our mortgage notes payable at March 31, 2010 was 8.0%. If interest rates on our variable rate debt increased by one percentage point, our annual interest incurred would increase by $0.1 million. The face value of our mortgage notes payable approximated the carrying value at March 31, 2010.

Item 4.	Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures
As previously disclosed, management previously assessed the effectiveness of our internal controls over financial reporting and determined that as of the end of each calendar quarter of 2008 and as of December 31, 2007 in connection with the previously disclosed restatements of our financial statements for such periods, that we had material weaknesses in our internal controls over financial reporting as of those dates as described in our prior filings relating to such periods. Currently our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President—Capital Markets, the officer currently performing the function of our principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Executive Vice President—Capital Markets concluded that, as of March 31, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), were effective.

(b)	Changes in Internal Control over Financial Reporting.
There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On October 26, 2005, Prime/Mansur exercised its option to acquire our membership interest in the Plumcor/Thistle JV, and the parties subsequently executed the purchase and sale agreement for the sale. On December 22, 2005, we terminated the purchase and sale agreement relating to the Plumcor/Thistle JV because Prime/Mansur had failed to obtain our joint venture partner’s consent to the transaction by the December 15, 2005 deadline contained in the agreement. Prime/Mansur subsequently sent us a letter disputing our right to terminate the agreement, to which we replied with a letter reaffirming our right to terminate the agreement. On January 31, 2006, Prime/Mansur filed a lawsuit in the Circuit Court of Cook County, Illinois claiming that our termination of the purchase and sale agreement was not justified. Prime/Mansur requested the court to grant it either specific performance and order us to convey our joint venture interest in Plumcor Thistle to Prime/Mansur or damages in the amount of $5.0 million. On September 21, 2009, the judge in the case granted our motion for summary judgment and ruled that Prime/Mansur case had no merit. On March 11, 2010, we received from escrow Prime/Mansur’s $0.1 million of earnest money. Prime/Mansur has appealed the decision and we intend to vigorously defend the judge’s decision. We believe the judge’s decision will not be reversed on appeal and the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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

In connection with the purchase and sale agreement for the proposed sale of our 180 N. LaSalle Street property that our subsidiary, 180 LLC, entered into in August 2008 and later terminated because of the failure of Younan to timely close, one of the purchasers under the agreement (YPI LaSalle Owner, LLC, a subsidiary of Younan) filed a lawsuit on February 13, 2009 against 180 LLC in the Circuit Court of Cook County, Illinois, Chancery Division. In the lawsuit, Younan claimed that the purchase agreement should be rescinded due to the doctrine of impossibility and impracticability and that 180 LLC should return the $6.0 million earnest money to Younan because it was impossible for Younan to obtain financing and that therefore it should be excused from closing, even though the purchase agreement contained no financing contingency. On July 7, 2009, the judge dismissed Younan’s lawsuit with prejudice. Younan filed an appeal of this decision on July 10, 2009. In our opinion, after consultation with legal counsel, we believe that this appeal is without merit and that we will prevail in it. Although there can be no assurances about the eventual outcome, we believe the ultimate outcome will not have a material adverse affect on our consolidated financial condition or results of operations.
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
Effective September 24, 2009, the current owner of Citadel Center (“131 LLC”), terminated the management agreement pursuant to which a subsidiary of our Operating Partnership managed the Citadel Center property. We believe that this termination was wrongful and was in violation of the terms of our management agreement with 131 LLC. We also believe that under Illinois law, by wrongfully terminating the management agreement, 131 LLC has released us from liability for the Citadel Reimbursement Obligation, because the indemnification agreement which provides for such liability was entered into simultaneously with, and as part of the same transaction as, the management agreement. On October 13, 2009, we filed suit in the Circuit Court of Cook County, Illinois against 131 LLC for damages and a declaratory judgment that we no longer have any obligations under the management agreement, the indemnification agreement, and two related escrow agreements, and that the amounts held pursuant to such escrow agreements should be paid to us by 131 LLC immediately. We have been continuing to satisfy the Citadel Reimbursement Obligation while the case is pending although this could change in the future.
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
Information regarding risk factors appears under the caption “Forward-Looking Statements” Part I — Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I — Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
None.

Item 6.	Exhibits

10.1	180 N. LaSalle Purchase and Sale Agreement between 180 N. LaSalle II, L.L.C., and 180 N. LaSalle Realty LLC effective as of February 25, 2010.

31.1	Rule 13a-14(a) Certification of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

31.2	Rule 13a-14(a) Certification of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey A. Patterson, President and Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul G. Del Vecchio, Executive Vice President—Capital Markets of Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME GROUP REALTY TRUST Registrant
Date: May 13, 2010	/s/ Jeffrey A. Patterson
Jeffrey A. Patterson
President and Chief Executive Officer (Duly Authorized Officer)